Form 10-K
period 2015-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2016-02-29
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐   No    ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was $6,293,415,800.43 as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $34.33 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 19, 2016, there were 188,131,753 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015, is incorporated by reference in Part III herein.

OMEGA HEALTHCARE INVESTORS, INC.

2015 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1 – Business

Overview; Recent Events

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) was incorporated in the State of Maryland on March 31, 1992. We are a self-administered real estate investment trust (“REIT”), investing in income producing healthcare facilities, principally long-term care facilities located in the United States and the United Kingdom. We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of our debt and equity securities, the assumption of secured indebtedness, retention of cash flow, or a combination of these methods.

In April 2015, Aviv REIT, Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly-owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among the Company, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Omega (“Merger Sub”), OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP”), and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion and following the consummation of the Aviv Merger, substantially all of the Company’s assets are held by Omega OP. Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of December 31, 2015, the Company owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 5% of the Omega OP Units.

In 2015, we completed the following transactions totaling approximately $4.4 billion in new investments:

•	On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building, two mortgages and other investments. The facilities are located in 31 states and are operated by 38 third-party operators. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April, 1, 2015, we estimate the fair value of the consideration exchanged or assumed to be approximately $3.9 billion.

•	On May 1, 2015, we closed a purchase/leaseback transaction (the “Care Homes Transaction”) of approximately $193.8 million for 23 care homes located in the United Kingdom. As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them back to Healthcare Homes Holding Limited (“Healthcare Homes”) pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to ALFs in the United States, are located throughout the East Anglia region (north of London) of the United Kingdom.

•	In addition to aforementioned acquisitions, we also completed approximately $228.7 million of acquisitions throughout the Unites States. Specifically, we acquired 13 SNFs and 4 ALFs with 1,542 operating beds.

•	$101.0 million of investments in our capital expenditure programs.

As of December 31, 2015, our portfolio of investments included 949 healthcare facilities located in 42 states and the United Kingdom that are operated by 83 third-party operators. We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties. This portfolio was made up of:

•	782 SNFs, 85 ALFs, 16 specialty facilities and one medical office building;
•	fixed rate mortgages on 56 SNFs and two ALFs; and
•	seven facilities closed or held-for-sale.

As of December 31, 2015, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.0 billion. In addition, we held miscellaneous investments of approximately $89.3 million at December 31, 2015, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com. The contents of our website are not incorporated by reference herein or in any of our filings with the SEC.

Summary of Financial Information

The following table summarizes our revenues by asset category for 2015, 2014 and 2013. (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 3 – Properties”, “Note 4 – Direct Financing Leases”, “Note 5 – Mortgage Notes Receivable” and “Note 6 – Other Investments”).

Revenues by Asset Category

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Core assets:
Rental income	$605,991	$388,443	$375,135
Income from direct financing leases	59,936	56,719	5,203
Mortgage interest income	68,910	53,007	29,351
Total core asset revenues	734,837	498,169	409,689
Other investment income - net	8,780	6,618	9,025
Total operating revenue	$743,617	$504,787	$418,714

The following table summarizes our real estate assets by asset category as of December 31, 2015 and 2014.

Assets by Category

(in thousands)

	As of December 31,
	2015	2014
Core assets:
Land and buildings	$6,743,958	$3,223,785
Investments in direct financing leases	587,701	539,232
Mortgage notes receivable	679,795	648,079
Total core assets	8,011,454	4,411,096
Other investments	89,299	48,952
Total real estate assets before held for sale assets	8,100,753	4,460,048
Held for sale assets	6,599	12,792
Gross investments	$8,107,352	$4,472,840

Description of the Business

Investment Strategy. We maintain a portfolio of long-term healthcare facilities and mortgages on healthcare facilities located in the United States and the United Kingdom. Our investments are generally geographically diverse and operated by a diverse group of established, middle-market healthcare operators that meet our standards for quality and experience of management and creditworthiness. Our criteria for evaluating potential investments includes but is not limited to:

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

We seek to obtain (i) contractual rent escalations under long-term, non-cancelable, “triple-net” leases and (ii) fixed-rate mortgage loans. We typically obtain substantial liquidity deposits, covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate and or personal guarantees, when appropriate.

We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures. The following summarizes our primary investment structures. The average annualized yields described below reflect existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of January 1, 2016, set forth below, are not necessarily indicative of future yields, which may be lower.

Triple-Net Operating Leases. Triple-net operating leases typically range from 5 to 15 years, plus renewal options. Our leases generally provide for minimum annual rentals that are subject to annual formula increases based on factors such as increases in the Consumer Price Index. At January 1, 2016, our average annualized yield from operating leases was approximately 9.3%.

Direct Financing Leases. In addition to our typical lease agreements, seven of our leases are being accounted for as direct financing leases which include annual escalators. At January 1, 2016, our annualized yield from the direct financing leases was 10.5%.

Fixed-Rate Mortgages. Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At January 1, 2016, our average annualized yield on these investments was approximately 9.7%.

The table set forth in “Item 2 – Properties” contains information regarding our properties and investments as of December 31, 2015.

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

Taxation of Omega

The following is a general summary of the material United States federal income tax considerations applicable to (i) us, (ii) the holders of our securities and (iii) our election to be taxed as a REIT. It is not tax advice. This summary is not intended to represent a detailed description of the United States federal income tax consequences applicable to a particular holder of our securities in view of any person’s particular circumstances, nor is it intended to represent a detailed description of the United States federal income tax consequences applicable to holders of our securities subject to special treatment under the federal income tax laws such as insurance companies, tax-exempt organizations, financial institutions, securities broker-dealers, non-U.S. persons, persons holding our securities as part of a hedge, straddle, or other risk reduction, constructive sales or conversion transaction, investors in pass-through entities, expatriates and taxpayers subject to alternative minimum taxation.

The following discussion, to the extent it constitutes matters of law or legal conclusions (assuming the facts, representations and assumptions upon which the discussion is based are accurate), represents some of the material United States federal income tax considerations relevant to ownership of our securities. The sections of the Code relating to the qualification and operation as a REIT are highly technical and complex. The following discussion sets forth certain material aspects of those sections. The information in this section is based on, and is qualified in its entirety by the Code; current, temporary and proposed Treasury Regulations (“Treasury Regulations”) promulgated under the Code; the legislative history of the Code; current administrative interpretations and practices of the Internal Revenue Service (“IRS”); and court decisions, in each case, as of the date of this report. In addition, the administrative interpretations and practices of the IRS include its practices and policies as expressed in private letter rulings, which are not binding on the IRS, except with respect to the particular taxpayers who requested and received those rulings.

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

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. However, we will be subject to certain federal income taxes as follows. First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 35% tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner. Second, under certain circumstances, we may be subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders. Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the highest regular corporate rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us, (i.e., when we are acting as a dealer), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but nonetheless have maintained our qualification as a REIT because certain other remedial requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability. Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary (“TRS”) that are not conducted on an arm’s-length basis. Eighth, if we acquire any asset that is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset during the 5-year period (or, for dispositions made in taxable years beginning prior to January 1, 2015, the 10-year period) beginning on the date on which such asset was acquired by us (such period, the “recognition period”), then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the highest regular corporate rate. The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

Requirements for Qualification. The Code defines a REIT as a corporation, trust or association: (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (3) which would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code; (4) which is neither a financial institution nor an insurance company as defined in provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) during the last half year of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities); and (7) which meets certain other tests, described below, regarding the nature of its income and assets and the amount of its annual distributions to stockholders. The Code provides that conditions (1) to (4) inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of twelve months, or during a proportionate part of a taxable year of less than twelve months. For purposes of conditions (5) and (6), pension funds and certain other tax-exempt entities are treated as individuals, subject to a “look-through” exception in the case of condition (6). We may avoid disqualification as a REIT for a failure to satisfy any of these tests if such failure is due to reasonable cause and not willful neglect, and we pay a penalty of $50,000 for each such failure.

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

Rents received by us will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met. First, the amount of the rent must not be based in whole or in part on the income or profits of any person. However, any amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, the Code provides that rents received from a tenant (other than rent from a tenant that is a TRS that meets the requirements described below) will not qualify as “rents from real property” in satisfying the gross income tests if we, or an owner (actually or constructively) of 10% or more of the value of our stock, actually or constructively owns 10% or more of such tenant, which is defined as a related party tenant taking into account certain complex attribution rules. Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Finally, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an independent contractor from which we derive no revenue. We may, however, directly perform certain services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not otherwise considered “rendered to the occupant” of the property. In addition, we may directly provide a minimal amount of “non-customary” services to the tenants of a property as long as our income from the services does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the stock of a TRS, which may provide customary and non-customary services to our tenants without tainting our rental income from the related properties.

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

Interest on debt secured by mortgages on real property or on interests in real property generally is qualifying income for purposes of the 75% gross income test. However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date we agreed to originate or acquire the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property. Prior to January 1, 2016, in the case of a mortgage loan that is secured by both real and personal property, an allocation of the interest received between qualified mortgage interest and interest that was not qualified mortgage interest on the loan was required to be made if the fair market value of the real property at the time the loan was made was less than the principal amount of the loan. For taxable years beginning after December 31, 2015, in the case of a mortgage loan that is secured by both real and personal property, such allocation is required only if the fair market value of the personal property exceeds 15% of the value of the property. We do not expect the change in the rules for allocation of mortgage interest to have an impact on our ability to satisfy either of the gross income tests going forward.

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

Such property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer (for a total of up to six years) if an extension is granted by the Secretary of the Treasury. In the case of a “qualified health care property” acquired solely as a result of termination of a lease, but not in connection with default or an imminent default on the lease, the initial grace period terminates on the second (rather than third) taxable year following the year in which the REIT acquired the property (unless the REIT establishes the need for and the Secretary of the Treasury grants one or more extensions, not exceeding six years in total, including the original two-year period, to provide for the orderly leasing or liquidation of the REIT’s interest in the qualified health care property). This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•	on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•	on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

•	which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business that is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or, with respect to taxable years beginning after December 31, 2015, through a TRS.

The definition of foreclosure property includes any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). However, we do not currently own any property with respect to which we have made foreclosure property elections. Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to comply with certain REIT requirements. In certain cases, we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to comply with certain REIT requirements. As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2015 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses. We cannot predict whether, in the future, our income from foreclosure property will be significant and whether we could be required to pay a significant amount of tax on that income.

Hedging Transactions. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to hedge our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests. We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. For tax years beginning after 2004, we were no longer required to include income from hedging transactions in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 95% gross income test and we are no longer required to include in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 75% gross income test any gross income from any hedging transaction entered into after July 30, 2008. We did not engage in hedge transactions in 2012, 2013, or 2014. We commenced a hedging transaction in the fourth quarter of 2015, which has been structured to satisfy the requirements of the tax treatment outlined above, and anticipate engaging in hedging transactions from time to time going forward.

TRS Income. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more TRSs and, with respect to taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Prior to 2009, a TRS was not permitted to directly or indirectly (i) operate or manage a health care (or lodging) facility, or (ii) provide to any other person (under a franchise, license, or otherwise) rights to any brand name under which a health care (or lodging) facility is operated. Beginning in 2009, TRSs became permitted to own or lease a health care facility provided that the facility is operated and managed by an “eligible independent contractor.” A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the new rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s operators that are not conducted on an arm’s-length basis. As stated above, we do not lease any of our facilities to any of our TRSs.

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

Asset Tests. At the close of each quarter of our taxable year, we must also satisfy the following tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets (including (i) our allocable share of real estate assets held by partnerships in which we own an interest and (ii) stock or debt instruments held for less than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of our company), cash, cash items and government securities. Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities. Fourth, with respect to taxable years beginning after December 31, 2015, no more than 25% of the value of our total assets may be represented by nonqualified publicly offered REIT debt instruments. Fifth, no more than 25% of the value of our total assets may consist of the securities of one or more TRSs and, with respect to taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets may consist of the securities of one or more TRSs. Sixth, no more than 25% of the value of our total assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

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

We may own up to 100% of the stock of one or more TRSs. However, overall, no more than 25% (or 20% with respect to taxable years beginning after December 31, 2017) of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries (including stock in non-REIT C corporations) and other assets that are not qualifying assets for purposes of the 75% asset test. We do not anticipate that the reduction in value of TRSs that may be owned by a REIT will have an impact on us as we believe that the value of our TRSs is substantially less than 20% of the value of our assets and we do not expect the value of our TRSs to increase materially in the future.

If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset for purposes of the 75% test. The nonqualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property. Prior to January 1, 2016, in the case of a mortgage loan that is secured by both real and personal property, a portion of the mortgage loan was required to be treated as a nonqualifying assets for purposes of the 75% tests if the fair market value of the real property at the time the loan was made was less than the principal amount of the loan. For taxable years beginning after December 31, 2015, in the case of a mortgage loan that is secured by both real and personal property, such allocation is required only if the fair market value of the personal property exceeds 15% of the value of the property. We do not expect the change in the rules for allocation of mortgage interest to have an impact on our ability to satisfy either of the asset test going forward. As discussed under the 75% gross income test (see above), the IRS recently provided relief from re-testing certain mortgage loans held by a REIT that have been modified as a result of the current distressed market conditions with respect to real property. At present, we do not hold any mortgage loans that have been modified, which would require us to take advantage of these rules for special relief.

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

Our Subsidiaries. We own and operate a number of properties through subsidiaries and the classification of such subsidiaries varies for federal income tax purposes as described in this section. Some of the subsidiaries elected to be taxed as REITs beginning with the calendar year ending December 31, 2015. The stock of the REIT subsidiaries, and dividends received from the REIT subsidiaries, will qualify under the asset tests and income tests, respectively, as described above, provided that such subsidiaries maintain their REIT qualification.

Some of the subsidiaries are classified as qualified REIT subsidiaries, which we refer to as QRSs. Code Section 856 (i) provides that a corporation that is a QRS shall not be treated as a separate corporation, and all assets, liabilities, and items of income, deduction, and credit of a qualified REIT subsidiary shall be treated as assets, liabilities and such items (as the case may be) of the REIT. Thus, in applying the tests for REIT qualification described above, the QRSs will be ignored, and all assets, liabilities and items of income, deduction, and credit of such QRSs will be treated as our assets, liabilities and items of income, deduction, and credit.

Some of the subsidiaries are classified as TRSs. As described above, a TRS may earn income that would not be qualifying income if earned directly by the parent REIT; however, no more than 25% of the value of a REIT’s assets may consist of securities of one or more TRSs and, with respect to taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. One or more of our TRSs hold a number of assets that cannot be owned directly by a REIT. The value of the securities of our TRSs is far less than the permitted percentage thresholds described in this section.

Some of the subsidiaries are classified as partnerships. In the case of a REIT that is a partner in a partnership, such REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Thus, our proportionate share of the assets, liabilities, and items of income of any partnership, joint venture, or limited liability company that is treated as a partnership for federal income tax purposes in which we own an interest, directly or indirectly, will be treated as our assets and gross income for purposes of applying the various REIT qualification requirements. See “Tax Aspects of Our Investments in the Operating Partnership and Subsidiary Partnerships” below.

Tax Aspects of Investments in the Operating Partnership and Subsidiary Partnerships

The following discussion summarizes certain federal income tax considerations applicable to our direct or indirect investments in our operating partnership, Omega OP, and any subsidiary partnerships or limited liability companies that we form or acquire (each, a “Partnership”, and collectively, the “Partnerships”). This discussion does not cover state or local tax laws or any federal tax laws other than income tax laws.

Classification as Partnerships. We will be entitled to include in our income our distributive share of each Partnership’s income and to deduct our distributive share of each Partnership’s losses only if such Partnership is classified for federal income tax purposes as a partnership (or an entity that is disregarded for federal income tax purposes if the entity is treated as having only one owner for federal income tax purposes) rather than as a corporation or an association taxable as a corporation. An unincorporated entity with at least two owners or members will be classified as a partnership, rather than as a corporation, for federal income tax purposes if it:

•	is treated as a partnership under the Treasury Regulations relating to entity classification (the “check-the-box regulations”); and
•	is not a “publicly-traded partnership.”

Under the check-the-box regulations, an unincorporated entity with at least two owners or members may elect to be classified either as an association taxable as a corporation or as a partnership. If such an entity fails to make an election, it generally will be treated as a partnership (or an entity that is disregarded for federal income tax purposes if the entity is treated as having only one owner for federal income tax purposes) for federal income tax purposes. The Operating Partnership intends to be classified as a partnership for federal income tax purposes and will not elect to be treated as an association taxable as a corporation under the check-the-box regulations.

A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. A partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof, and thus will be characterized as a publicly traded partnership that is characterized as a corporation for U.S. federal income tax purposes, may avoid characterization as a corporation for any taxable year if, for each taxable year beginning after December 31, 1987, in which it was classified as a publicly traded partnership, 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including real property rents, gains from the sale or other disposition of real property, interest, and dividends (the “Qualifying Income Exception”). The Treasury Regulations provide limited safe harbors under which certain transfers of interests in the partnership may be ignored or not taken into account in the determination of whether a partnership’s interests are considered to be readily tradable on a secondary market or the substantial equivalent thereof (the “PTP Transfer Exceptions”). The Operating Partnership’s partnership agreement contains provisions enabling its general partner to take such steps as are necessary or appropriate to prevent the issuance and transfers of interests in the Operating Partnership that do not satisfy one of the PTP Transfer Exceptions, and thus, cause the Operating Partnership to be treated as a publicly traded partnership. To date, we believe that all transfers of our OP Units have satisfied one of the PTP Transfer Exceptions. However, even if the transfers of OP Units failed to qualify for any of the PTP Transfer Exceptions, and our Operating Partnership was considered to be a publicly traded partnership, we believe that our Operating Partnership would have sufficient qualifying income to satisfy the Qualifying Income Exception, and therefore, would not be treated as a corporation for U.S. federal income tax purposes.

We have not requested, and do not intend to request, a ruling from the IRS that the Operating Partnership will be classified as a partnership and not as a corporation for federal income tax purposes. If for any reason the Operating Partnership were taxable as a corporation, rather than as a partnership, for U.S. federal income tax purposes, we likely would not be able to qualify as a REIT unless we qualified for certain relief provisions. See the discussions entitled “Failure to Satisfy Income Tests,” “Asset Tests” and “Failure to Qualify” set forth above. In addition, any change in a Partnership’s status for tax purposes might be treated as a taxable event, in which case we might incur tax liability without any related cash distribution. See “Annual Distribution Requirements” above. Further, items of income and deduction of such Partnership would not pass through to its partners, and its partners would be treated as stockholders for tax purposes. Consequently, such Partnership would be required to pay income tax at corporate rates on its net income, and distributions to its partners would constitute dividends that would not be deductible in computing such Partnership’s taxable income.

Partners, Not the Partnerships, Subject to Tax. A partnership is not a taxable entity for federal income tax purposes. Rather, we are required to take into account our allocable share of each Partnership’s income, gains, losses, deductions, and credits for any taxable year of such Partnership ending within or with our taxable year, without regard to whether we have received or will receive any distribution from such Partnership.

Partnership Allocations. Although a partnership agreement generally will determine the allocation of income and losses among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of the Code and Treasury Regulations governing partnership allocations. If an allocation is not recognized for federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners’ interests in the partnership, which will be determined by taking into account all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item.

Tax Allocations With Respect to Partnership Properties. Income, gain, loss, and deduction attributable to property that has appreciated or depreciated that is contributed to a partnership in exchange for an interest in the partnership must be allocated in a manner such that the contributing partner is charged with, or benefits from, respectively, the unrealized gain or unrealized loss associated with the property at the time of the contribution (the “704(c) Allocations”). The amount of such unrealized gain or unrealized loss, referred to as “built-in gain” or “built-in loss”, generally is equal to the difference between the fair market value of the contributed property at the time of contribution and the adjusted tax basis of such property at the time of contribution (a “book-tax difference”). Allocations with respect to book-tax differences are solely for federal income tax purposes and do not affect the book capital accounts or other economic or legal arrangements among the partners. A book-tax difference attributable to depreciable property generally is decreased on an annual basis as a result of the allocation of depreciation deductions to the contributing partner for book purposes but not for tax purposes. The Treasury Regulations require entities taxed as partnerships to use a “reasonable method” for allocating items with respect to which there is a book-tax difference and outline several reasonable allocation methods.

Any gain or loss recognized by a Partnership on the disposition of contributed properties will be allocated first to the partners of the Partnership who contributed such properties to the extent of their built-in gain or loss on those properties for federal income tax purposes. The partners’ built-in gain or loss on such contributed properties will equal the difference between the partners’ proportionate share of the book value of those properties and the partners’ tax basis allocable to those properties at the time of the contribution as reduced for any decrease in the book-tax difference. Any remaining gain or loss recognized by the Partnership on the disposition of the contributed properties, and any gain or loss recognized by the Partnership on the disposition of the other properties, generally will be allocated among the partners in accordance with the partnership agreement, unless such allocations and agreement do not satisfy the requirements of applicable Treasury Regulations, in which case the allocation will be made in accordance with the partners’ interests in the partnership.

On April 1, 2015, we acquired substantially all of the assets of Aviv REIT, Inc., through a merger of Aviv REIT, Inc., with and into our wholly-owned subsidiary, which merger included a combination which resulted in the acquisition by the Operating Partnership of substantially all of our assets and all of the assets of Aviv Healthcare Properties Limited Partnership. We treated such transfer of the properties to the Operating Partnership as a contribution to which the Operating Partnership received a “carryover” tax basis in the contributed properties. As a result, such properties had significant built-in gain or loss subject to Section 704(c) of the Code. As general partner of the Operating Partnership, we may account for the book-tax difference with respect to the properties contributed to the Operating Partnership under any method approved by Section 704(c) of the Code and the Treasury Regulations, except with respect to those properties acquired by the Operating Partnership that were contributed by Aviv REIT, Inc., with respect to which the Operating Partnership elected to use the “remedial method” of allocation pursuant to Treasury Regulations Section 1.704-3(d).

Sale of a Partnership’s Property. Generally, any gain realized by a Partnership on the sale of property held by the Partnership for more than one year will be long-term capital gain, except for any portion of such gain that is treated as depreciation or cost recovery recapture. Our share of any gain realized by a Partnership on the sale of any property held by the Partnership as inventory or other property held primarily for sale to customers in the ordinary course of the Partnership’s trade or business will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Such prohibited transaction income also may have an adverse effect upon our ability to satisfy the income tests for REIT status. See “Income Tests” above. We do not presently intend to acquire or hold or to allow any Partnership to acquire or hold any property that represents inventory or other property held primarily for sale to customers in the ordinary course of our or such Partnership’s trade or business.

Government Regulation and Reimbursement

The healthcare industry is heavily regulated. Our operators are subject to extensive and complex federal, state and local healthcare laws and regulations. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Healthcare Reform. A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). We expect additional rules, regulations and interpretations under the Healthcare Reform Law to be issued that may materially affect our operators’ financial condition and operations.

Under the Healthcare Reform Law, a Federal Commission on Long-Term Care was established which issued its report in September 2013. One of its recommendations was the convening of the White House Conference on Aging which met in July, 2015. At that meeting, it was announced that the Centers for Medicare and Medicaid Services (“CMS”) was issuing a proposed rule on July 16, 2015 that included a significant number of revisions to the regulations covering the conditions of participation for SNFs to receive Medicare and Medicaid payments. These proposed regulations will substantially impact SNFs because they reflect the advances made over the past 24 years in the theory and practices of service delivery and safety, including the impact of other recent legislation emphasizing service quality, value over volume of services, and consistency in reporting. A final rule has not yet been published.

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

Reimbursement Generally. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant current and future budget deficits, efforts to reduce costs by government payors will likely continue, which may result in reductions in reimbursement at both the federal and state levels. These cost-cutting measures could result in a significant reduction of reimbursement rates to our operators under both the Medicare and Medicaid programs. Additionally, new and evolving payor and provider programs, including but not limited to Medicare Advantage, dual eligible, accountable care organizations, and bundled payments could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. The federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016. In 2017, the federal share will decline to 95%; in 2018, to 94%; in 2019, to 93%; and in 2020 and subsequent years, to 90%.

On June 28, 2012, however, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs. As of December 31, 2015, thirty-one states including the District of Columbia have expanded or are expanding Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions.

Medicare. On April 1, 2014, President Obama signed the “Protecting Access to Medicare Act of 2014” which calls for the United States Department of Health and Human Services (“HHS”) to develop a value based purchasing program for SNFs aimed at lowering readmission rates beginning on October 1, 2018.

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

The “Medicare Access and CHIP Reauthorization Act of 2015” extended the Medicare therapy cap exceptions process through December 31, 2017. The statutory Medicare Part B outpatient cap for occupational therapy is $1,960 for 2016, and the combined cap for physical therapy and speech therapy is also $1,960 for 2016. These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B. The exception process permits medically necessary therapy services beyond the cap limits. Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

The “Bipartisan Budget Act of 2015” (“BBA”) was signed by President Obama on November 2, 2015. While the BBA provides $80 billion in discretionary spending sequestration relief over two years, it also extended Medicare sequestration, which generally cuts Medicare provider and plan payments by 2% across the board, for an additional year, through 2025. The BBA also provides a uniform 2% reduction for 2024 instead of applying different rates during the first and second halves of the fiscal year. However, the fiscal year 2025 sequestration will be “front loaded,” such that, a 4% reduction will apply during the first six months of the fiscal year and no reduction will be imposed during the second half of the fiscal year.

Quality of Care Initiatives. CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators. For instance, in December 2008, CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under its “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures. Based on this data and the results of state health inspections, SNFs are then rated based on the five-star rating system. In 2015, CMS made changes to the rating system including: (1) revising scoring methodology by which quality measure ratings are calculated for SNFs; (2) increasing the number and type of quality measures that are not solely based on self-reported data and (3) adding critical measures to staffing such as turnover and retention. It is possible that this or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

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

Office of the Inspector General Activities. The Office of Inspector General’s (the “OIG”) Work Plan for government fiscal year 2016, which describes projects that the OIG plans to address during the fiscal year, includes two projects related specifically to nursing homes. (1) compliance with various aspects of the SNF prospective payment system; and (2) background checks for employees.

Fraud and Abuse. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts.

These laws include: (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs; (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, such as services provided in a SNF; (iii) federal and state physician self-referral laws (commonly referred to as the Stark Law), which generally prohibit referrals by physicians to entities for designated health services (some of which are provided in SNFs) with which the physician or an immediate family member has a financial relationship; (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information.

Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. Additionally, there are criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the anti-kickback statute or Stark Law may form the basis for a federal False Claims Act violation. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or whistleblower actions, which have become more frequent in recent years.

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act, and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). HHS has been conducting audits of covered entities to evaluate compliance with HIPAA, and it will continue its audit program in 2016 which will also include an audit of business associates and a focus on security risk assessments.

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

Licensing and Certification. Our operators and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. In addition, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion or closure of certain healthcare facilities, which has the potential to impact some of our operators’ abilities to expand or change their businesses.

Americans with Disabilities Act (the “ADA”). Our properties must comply with the ADA and any similar state or local laws to the extent that such properties are public accommodations as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Should barriers to access by persons with disabilities be discovered at any of our properties, we may be directly or indirectly responsible for additional costs that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Our commitment to make readily achievable accommodations pursuant to the ADA is ongoing, and we continue to assess our properties and make modifications as appropriate in this respect.

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

General and Professional Liability. Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits challenging the validity of arbitration agreements in long term care settings. On July 16, 2015, CMS issued a proposed rule on, Reform of Requirements for Long-Term Care Facilities, which would require SNFs to explain binding arbitration agreements to residents and their families before they sign them. The rule would also prohibit requiring arbitration agreements as a condition of admission. While a final rule has not been promulgated, if this rule is finalized as proposed, there would likely be an increase in liabilities for SNF and long term care providers.

Executive Officers of Our Company

As of February 1, 2016, the executive officers of our company were as follows:

C. Taylor Pickett (54) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett’s term as a Director expires in 2017. Mr. Pickett has also been a member of the board of trustees of Corporate Office Properties Trust, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. Mr. Pickett is also a Director of Atherio, a technology company. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (52) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

Steven J. Insoft (51) is our Chief Corporate Development Officer and has served in this capacity since April 1, 2015. Mr. Insoft served as President and Chief Operating Officer of Aviv REIT, Inc. since 2012, while previously serving as Chief Financial Officer and Treasurer. Prior to joining Aviv REIT, Inc. in 2005, Mr. Insoft spent eight years as a Vice President and Senior Investment Officer of Nationwide Health Properties, Inc., a publicly-traded REIT. Before that, he was President and Chief Financial Officer of CMI Senior Housing & Healthcare, Inc., a privately-held nursing home and assisted living facility operations and development company, for seven years. Mr. Insoft received an M.B.A. from Columbia University and a B.S.E. in Electrical Engineering from the University of Pennsylvania.

Robert O. Stephenson (52) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (47) is our Chief Accounting Officer and has served in this capacity since February 2007. From April 2005 to February 2007, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller of Newell Rubbermaid Inc., and from August 2002 to April 2005, Mr. Ritz served as the Director, Financial Reporting of Newell Rubbermaid Inc. From July 2001 through August 2002, Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc.

As of December 31, 2015, we had 58 full-time employees, including the five executive officers listed above.

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

•	Reimbursement; Medicare and Medicaid. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform,” “– Reimbursement,” “– Medicaid,” and “– Medicare,” and the risk factor entitled “Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced” for a further discussion on governmental and third-party payor reimbursement and the associated risks presented to our operators. Failure to maintain certification in these programs would result in a loss of funding from such programs and could negatively impact an operator’s ability to meet its obligations to us.

•	Quality of Care Initiatives. The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators, including a quality rating system for nursing homes. See “Item 1. Business – Government Regulation and Reimbursement – Quality of Care Initiatives.” Any unsatisfactory rating of our operators under any rating system promulgated by the CMS could result in the loss of our operators’ residents or lower reimbursement rates, which could adversely impact their revenues and our business.

•	Licensing and Certification. Our operators and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. See “Item 1. Business – Government Regulation and Reimbursement – Licensing and Certification.” Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. Failure to obtain any required licensure or certification, the loss or suspension of any required licensure or certification, or any violations or deficiencies with respect to relevant operating standards may require a facility to cease operations or result in ineligibility for reimbursement until the necessary licenses or certifications are obtained or reinstated, or any such violations or deficiencies are cured. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently. Further, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion or closure of certain healthcare facilities, which has the potential to impact some of our operators’' abilities to expand or change their businesses.

•	Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. See “Item 1. Business – Government Regulation and Reimbursement – Fraud and Abuse.” The violation by an operator of any of these laws or regulations, including the anti-kickback statute and the Stark Law, may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties could jeopardize an operator’s ability to make lease or mortgage payments to us or to continue operating its facility. Additionally, many states have adopted or are considering legislative proposals similar to the federal anti-fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to third-party payors, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of whether the service was reimbursed by Medicare or Medicaid.

•	Privacy Laws. Our operators are subject to federal, state and local laws and regulations designed to protect the privacy and security of patient health information, including HIPAA, among others. See “Item 1. Business – Government Regulation and Reimbursement – Privacy.” These laws and regulations require our operators to expend the requisite resources to protect and secure patient health information, including the funding of costs associated with technology upgrades. Operators found in violation of HIPAA or any other privacy or security law may face significant penalties. In addition, a breach of unsecured protected health information could cause reputational harm to an operator’s business.

•	Other Laws. Other federal, state and local laws and regulations affect how our operators conduct their operations. See “Item 1. Business – Government Regulation and Reimbursement – Other Laws and Regulations.” We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.

•	Legislative and Regulatory Developments. Each year, legislative and regulatory proposals are introduced at the federal, state and local levels that, if adopted, would result in major changes to the healthcare system. See “Item 1. Business – Government Regulation and Reimbursement” in addition to the other risk factors set forth below. We cannot accurately predict whether any proposals will be adopted, and if adopted, what effect (if any) these proposals would have on our operators or our business.

Provisions of the Protecting Access to Medicare Act of 2014 require certain changes to reimbursement and studies of reimbursement policies that may adversely affect payments to SNFs.

Several provisions of the Protecting Access to Medicare Act of 2014 and other legislation will affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, implementing value-based purchasing and payment bundling and studying the appropriateness of restrictions on payments for health care acquired conditions. These provisions are in various stages of implementation See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform,” “– Reimbursement,” “– Medicaid,” and “– Medicare.” Although we cannot accurately predict the extent to which or how such provisions may be implemented, or the effect any such implementation would have on our operators or our business, these provisions could result in decreases in payments to our operators, increase our operators’ costs or otherwise adversely affect the financial condition of our operators, thereby negatively impacting their ability to meet their obligations to us.

The Healthcare Reform Law imposes additional requirements on SNFs regarding compliance and disclosure.

The Healthcare Reform Law required SNFs to implement, by March 2013, a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. However to date, HHS has failed to issue the proposed regulations to implement this law. While the timing for implementation and specific requirements may be in question, there is a clear statutory mandate for Medicare, Medicaid, and CHIP providers or suppliers and nursing facilities to have effective compliance and ethics programs. Accordingly, it remains unclear whether this provision of the law will be enforced until the regulations are issued. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform.” If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.

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

Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, additional documentation is necessary or certain services were not covered or were not medically necessary. New legislative and regulatory proposals could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures and to make changes to private healthcare insurance. We cannot make assurances that adequate third-party payor reimbursement levels will continue to be available for the services provided by our operators.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

President Obama and members of the U.S. Congress have approved or proposed various spending cuts and tax reform initiatives that have resulted or could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Any such existing or future federal legislation relating to deficit reduction that reduces reimbursement payments to healthcare providers could have a material adverse effect on certain of our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us. Additionally, many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a reduction in reimbursement rates for our operators. See “Item 1. Business – Government Regulation and Reimbursement – Reimbursement,” “– Medicaid,” and “– Medicare.” These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs. Potential reductions in Medicare and Medicaid reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent or mortgage payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Medicaid enrollment may continue to increase in the future, as the Healthcare Reform Law allowed states to increase the number of people who are eligible for Medicaid in 2014. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

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

Risks Related to Us and Our Operations

Our primary assets are the units of partnership interest in Omega OP and, as a result, we will depend on distributions from the Partnership to pay dividends and expenses.

The Company is a holding company and has no material assets other than units of partnership interest in its operating partnership, Omega OP. We intend to cause the Partnership to make distributions to partners, including the Company, in an amount sufficient to allow us to qualify as a REIT for U.S. federal income tax purposes and to pay all of our expenses. To the extent we need funds and Omega OP is restricted from making distributions under applicable law or otherwise, or if Omega OP is otherwise unable to provide such funds, the failure to make such distributions could materially adversely affect our liquidity and financial condition.

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

As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors that may change from time to time including:

•	the extent of investor interest;
•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	the financial performance of us and our operators;
•	analyst reports on us and the REIT industry in general;
•	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;
•	our failure to maintain or increase our dividend, which is dependent, to a large part, on the increase in funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and
•	other factors such as governmental regulatory action and changes in REIT tax laws.

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

We and several of our wholly-owned subsidiaries were named as defendants in professional liability and general liability claims related to our owned and operated facilities prior to 2005. Other third-party managers responsible for the day-to-day operations of these facilities were also named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages, against the defendants. Although all of these prior suits have been settled, we or our affiliates could be named as defendants in similar suits to the extent we own and operate facilities in the future. There can be no assurance that we would be successful in our defense of such potential matters or in asserting our claims against various managers of the subject facilities or that the amount of any settlement or judgment would be substantially covered by insurance or that any punitive damages will be covered by insurance.

Our charter and bylaws contain significant anti-takeover provisions which could delay, defer or prevent a change in control or other transactions that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock.

Our charter and bylaws contain various procedural and other requirements which could make it difficult for stockholders to effect certain corporate actions. Our Board of Directors has the authority to issue additional shares of preferred stock and to fix the preferences, rights and limitations of the preferred stock without stockholder approval. In addition, our charter contains limitations on the ownership of our capital stock intended to ensure we continue to meet the requirements for qualification as a REIT. These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities and/or result in the delay, deferral or prevention of a change in control or other transactions that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock.

Members of our management and Board of Directors are holders of units of partnership interest in Omega OP, and their interests may differ from those of our public stockholders.

Some members of our management and Board of Directors are holders of units of partnership interest in Omega OP. Those unitholders may have conflicting interests with holders of the Company’s common stock. For example, such unitholders of OP units may have different tax positions from the Company or holders of the Company’s common stock, which could influence their decisions in their capacities as members of management regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness and how to structure future transactions.

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

We have investments in the United Kingdom, and may from time to time may seek to acquire other properties in the United Kingdom or otherwise outside the U.S. Although we currently have investments in the United Kingdom, we have limited experience investing in healthcare properties or other real estate-related assets located outside the United States. International development, investment, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75.0% gross income test or the 95.0% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

We may be adversely affected by fluctuations in currency exchange rates.

Our ownership of properties in the United Kingdom currently subjects us to fluctuations in the exchange rates between U.S. dollars and the British pound, which may, from time to time, impact our financial condition and results of operations. If we continue to expand our international presence through investments in, or acquisitions or development of healthcare assets outside the United States or the United Kingdom, we may transact business in other foreign currencies. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such fluctuations will not have a material adverse effect on our results of operations or financial condition.

Our future results will suffer if we do not effectively manage our expanded operations following the Merger with Aviv.

We have expanded our operations as a result of the Merger with Aviv and intend to continue to expand our operations through additional acquisitions of properties, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage the integration of the Aviv operations and our expansion opportunities, each of which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize any operating efficiencies, cost savings, revenue enhancements, synergies or other benefits from any future acquisitions we may complete.

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

Prior to the completion of the Merger, Aviv availed itself of the self-determination provisions and the deficiency dividend procedures under the REIT sections of the Code and supporting Treasury Regulations and IRS pronouncements to remedy certain potential technical violations of the REIT requirements. If there is an adjustment to Aviv’s REIT taxable income or dividends paid deductions as a result of Aviv taking such action, or other determinations by the IRS, the Company could be required to further implement the deficiency dividend procedures in order to maintain Aviv’s REIT status or take other steps to remedy any past non-compliance by Aviv. Any such further implementation of the deficiency dividend procedures could require the Company to make significant distributions to its stockholders and to pay significant penalties and interest to the IRS, which could impair the Company’s ability to expand its business and raise capital, reduce its cash available for distribution to its stockholders and materially adversely affect the value of the Company’s common stock.

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

Future changes in the tax laws could impact our ability to qualify as a REIT in the future.

Future changes in the tax laws, such as the “Protecting Americans from Tax Hikes Act of 2015” (the “PATH Act”) that was enacted on December 18, 2015, which contains several provisions pertaining to REIT qualification and taxation, could impact our ability to qualify as a REIT in the future. We have included in the discussion regarding our taxation as a REIT, see “Item 1. Business – Taxation,” some of the provisions from the PATH Act that could have an impact on us. However, we do not believe that any of these provisions will materially impact our ability to maintain our qualification as a REIT going forward. While many of the recent changes to the tax laws impacting REITs have been “relief” that generally ease the burden of complying with the REIT tax rules, there can be no assurance that future changes in tax laws will not adversely impact our ability qualify as a REIT in the future.

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

In addition, we may issue additional capital stock in the future to raise capital or as a result of the following:

•	the issuance and exercise of options to purchase our common stock or other equity awards under remuneration plans (we may also issue equity to our employees in lieu of cash bonuses or to our directors in lieu of director’s fees);
•	the issuance of shares pursuant to our dividend reinvestment and direct stock purchase plan or at-the-market offerings;
•	the issuance of debt securities exchangeable for our common stock;
•	the exercise of warrants we may issue in the future;
•	the issuance of warrants or other rights to acquire shares to current or future lenders in connection with providing financing; and
•	the sales of securities convertible into our common stock.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2015, our real estate investments included long-term care facilities and rehabilitation hospital investments, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) mortgages on facilities that are operated by the mortgagors or their affiliates. The properties are located in 42 states and the United Kingdom and are operated by 83 operators. We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and or operate our properties. In some cases, our tenants and mortgagees contract with a healthcare operator to operate the facilities. The following table summarizes our property investments as of December 31, 2015:

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Real Estate Investment (in thousands)
Operating Lease Facilities(1)

Maplewood Real Estate Holdings, LLC	841	10	$494,247
Daybreak Venture, LLC	4,729	54	363,232
Genesis HealthCare	6,194	58	360,320
Laurel	2,606	27	308,047
Health and Hospital Corporation	4,606	44	304,719
Diversicare Healthcare Services	4,504	36	281,098
CommuniCare Health Services, Inc.	3,310	28	280,105
Saber Health Group	2,458	29	276,850
EmpRes Healthcare Group, Inc.	2,287	27	264,016
Airamid Health Management	4,527	37	246,503
Fundamental Long Term Care Holding, LLC	2,809	26	238,516
Signature Holdings II, LLC	3,180	31	232,914
Capital Funding Group, Inc.	2,231	21	219,455
S&F Management Company, LLC	1,920	15	217,073
Gulf Coast Master Tenant I, LLC	2,514	20	189,095
Sun Mar Healthcare	1,262	11	178,055
Healthcare Homes	1,010	23	169,700
Guardian LTC Management Inc.	1,679	23	125,971
Mission Health	1,438	20	124,473
Preferred Care, Inc.	1,607	16	124,462
Consulate Health Care	2,023	17	117,654
Nexion Health Inc.	2,067	19	92,064
Trillium Healthcare Group	1,326	17	88,156
Affiliates of Persimmon Ventures, LLC & White Pine Holdings, LLC	757	5	83,965
Essex Healthcare Corporation	1,236	13	83,564
Providence Group, Inc.	863	10	82,191
Bridgemark Healthcare LLC	1,249	11	82,121
TenInOne Acquisition Group, LLC	1,271	9	73,563
Peregrine Health Services, Inc.	624	4	68,191
Trinity HealthCare	954	13	63,585
Swain/Herzog	1,008	9	59,746
Prestige Care, Inc.	542	9	56,672
Ide Management Group, LLC	1,285	14	56,318
CareMeridian	186	16	51,804
Southern Administrative Services, LLC	1,084	11	44,843
StoneGate Senior Care LP	726	7	38,833
Sava Senior Care, LLC	469	3	36,970
New Ark Investments, Inc.	345	3	34,600
Reliance Health Care Management, Inc.	340	3	34,496
Haven Health Management	476	6	33,426
Hi-Care Management	278	3	30,883
Pinon Management, LLC	527	6	30,390
Cardinal Care Management, Inc.	185	2	28,629
Sovran Management Company, LLC	300	1	28,500
Physicians Hospital Group	67	3	23,394
Lion Health Centers	162	1	20,457
Safe Haven Healthcare	135	2	17,057
Hope Healthcare	371	4	16,460
Lakeland Holding Company	274	1	15,795
Transitions Healthcare, LLC	135	1	15,300

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Real Estate Investment (in thousands)
Rest Haven Nursing Center Inc.	176	1	14,400
Health Systems of Oklahoma LLC	407	3	12,470
Orion Operating Services	93	1	12,420
JK&L	104	2	12,312
Washington N&R	239	2	12,152
Better Senior Living Consulting LLC	310	3	11,910
UltraCare Healthcare, LLC	134	3	11,281
Phoenix Senior Living	125	2	10,800
Care Initiatives, Inc.	188	1	10,347
Adcare Health Systems	301	2	10,000
Ensign Group, Inc.	271	3	9,656
NuCare	94	1	9,570
Markleysburg Healthcare Investors, LP	207	2	8,993
Health Dimensions	90	1	8,885
Covenant Care	102	1	8,610
Community Eldercare Services, LLC	100	1	7,572
Southwest LTC	150	1	6,839
Longwood Management Corporation	185	2	6,448
Elite Senior Living, Inc.	105	1	5,893
AMFM	150	2	5,786
Sante Operations	52	1	5,739
Brius Management Company	99	1	4,546
LTP Generations	96	2	4,417
HMS Holdings at Texarkana, LLC	114	1	4,281
Hoosier Enterprises Inc.	47	1	3,622
Castle Rock	60	1	3,620
New Beginnings Care	102	1	3,240
Life Generations Healthcare, Inc.	59	1	3,007
Hickory Creek Healthcare Foundation	63	1	2,834
Diamond Care Vida Encantada, LLC	102	1	2,028
Closed Facilities	-	4	1,802
	81,302	829	6,743,958
Assets Held for Sale
TenInOne Acquisition Group, LLC	180	1	5,999
Preferred Care, Inc.	55	1	350
Signature Holdings II, LLC	-	1	250
	235	3	6,599

Investment in Direct Financing Leases
New Ark Investment, Inc.	5,440	56	560,308
Reliance Health Care Management, Inc.	120	1	15,509
Sun Mar Healthcare	83	1	11,381
Markleysburg Healthcare Investors, LP	52	1	503
	5,695	59	587,701
Mortgages(2)

Ciena Healthcare	3,383	31	422,785
Guardian LTC Management, Inc.	808	9	112,500
CommuniCare Health Services, Inc.	1,043	8	77,399
Affiliates of Persimmon Ventures, LLC & White Pine Holdings, LLC	412	4	26,500
Meridian	240	3	15,780
Saber Health Group	100	1	12,509
Benchmark Healthcare	111	2	6,445
Phoenix Senior Living	-	-	5,877
	6,097	58	679,795
Total	93,329	949	$8,018,053

(1) Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.

(2) In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our real estate investments by state as of December 31, 2015:

	Number of Facilities	Number of Operating Beds	Gross Real Estate Investment (in thousands)	% of Gross Real Estate Investment
Ohio	86	8,868	$815,405	10.2%
Texas	109	10,964	726,326	9.1
Florida	98	11,332	697,239	8.7
Michigan	47	4,898	592,864	7.4
California	60	4,922	521,421	6.5
Pennsylvania (1)	44	4,194	474,542	5.9
Indiana	60	5,711	403,014	5.0
South Carolina	22	2,084	241,889	3.0
Connecticut	6	493	241,034	3.0
Arkansas	32	3,341	230,215	2.9
Mississippi	19	2,017	226,829	2.8
Massachusetts	16	1,423	185,342	2.3
Kentucky	26	2,238	184,367	2.3
Maryland	16	2,080	174,077	2.2
United Kingdom	23	1,010	169,700	2.1
Washington	22	1,586	168,825	2.1
Missouri	23	2,198	153,516	1.9
Tennessee (1)	20	2,517	149,634	1.9
North Carolina	17	1,871	136,757	1.7
Arizona	16	1,528	132,871	1.6
Illinois	17	1,836	118,619	1.5
New York	-	-	116,424	1.4
Virginia	6	924	100,734	1.3
Georgia	10	1,100	84,369	1.0
Idaho	12	1,006	82,977	1.0
Colorado	12	1,307	79,659	1.0
New Mexico (1)	11	1,003	77,898	1.0
West Virginia	11	1,255	75,796	0.9
Iowa	12	917	72,634	0.9
Nevada	6	596	62,981	0.8
Wisconsin	9	913	62,970	0.8
Minnesota	5	548	61,417	0.8
Louisiana	13	1,390	59,735	0.7
Kansas	17	931	57,793	0.7
Oregon	7	410	52,710	0.7
Alabama	9	1,087	48,089	0.6
Oklahoma	9	835	45,178	0.6
Rhode Island	4	558	43,534	0.5
Nebraska	7	650	24,713	0.3
New Hampshire	3	221	23,082	0.3
Utah	4	347	21,027	0.3
Montana	2	105	12,922	0.2
Vermont	1	115	6,925	0.1
Total	949	93,329	$8,018,053	100.0%

(1) These states each include a facility/property that is classified as held-for-sale as of December 31, 2015.

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location. Our portfolio includes healthcare properties located in 42 states and the United Kingdom. In addition, the majority of our 2015 rental, direct financing lease and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 83 different public and private healthcare providers and/or managers. Except for New Ark Investment, Inc. (“New Ark”) (7%), Maplewood Real Estate Holdings, LLC (6%) and Ciena Healthcare (5%), which together hold approximately 18% of our portfolio (by investment), no other single tenant holds greater than 5% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. At December 31, 2015, approximately 79% of our operating leases, 81% of our mortgages and 86% of our direct financing leases have primary terms that expire after 2020. The majority of our leased real estate properties are leased under provisions of master lease agreements. We also lease facilities under single facility leases. The initial terms of both types of leases typically range from 5 to 15 years, plus renewal options, with the exception of our investment in the direct financing leases with New Ark which expire in 2063.

All of our leased properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our operating lease agreements as of December 31, 2015 by year without giving effect to any renewal options:

Expiration Year	Annualized Straight-line Rental Revenue Expiring	Number of Leases Expiring
($ in thousands)
2016	$3,090	3
2017	13,526	9
2018	43,947	14
2019	3,422	5
2020	6,988	9
2021	27,664	32
2022	69,544	31
2023	88,139	22
2024	65,483	12
2025	54,701	13
2026	19,202	7
Thereafter	262,902	30
Total	$658,608	187

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.” The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends declared per common share:

2015					2014
Quarter	High	Low	Dividends Declared Per Share		Quarter	High	Low	Dividends Declared Per Share
First	$45.46	$37.76	$0.89	(1)	First	$33.89	$29.32	$0.49
Second	42.00	34.18	0.18	(2)	Second	38.33	33.22	0.50
Third	37.24	32.01	0.55		Third	39.31	33.69	0.51
Fourth	37.16	31.56	0.56		Fourth	40.74	33.89	0.52
			$2.18					$2.02

(1)	In addition to the regular $0.53 per share quarterly dividend declared and paid in the first quarter of 2015, on March 5, 2015 the Board of Directors declared a prorated dividend of $0.36 per share of Omega’s common stock in view of the then pending Aviv Merger. This $0.36 per share dividend amount represented dividends for February and March 2015 at a quarterly dividend rate of $0.54 per share of common stock. The $0.36 per share dividend was paid in cash on April 7, 2015 to stockholders of record as of the close of business on March 31, 2015.
(2)	On April 15, 2015, the Board of Directors declared a prorated dividend of $0.18 per share of Omega’s common stock in view of the recently closed Aviv Merger. The $0.18 per share dividend amount represented dividends for April 2015 at a quarterly dividend rate of $0.54 per share of common stock. The $0.18 per share dividend was paid in cash on May 15, 2015 to stockholders of record as of the close of business on April 30, 2015.

The closing price for our common stock on the New York Stock Exchange on February 19, 2016 was $30.55 per share. As of February 19, 2016 there were 188,131,753 shares of common stock outstanding with approximately 2,943 registered holders.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	1,672,430	$—	2,139,785
Equity compensation plans not approved by security holders	—	—	—

Total	1,672,430	$—	2,139,785

(1)	Reflects (i) a maximum of 203,179 shares that could be issued if certain performance conditions are achieved related to the December 31, 2013 award of performance restricted stock units, (ii) a maximum of 271,268 shares that could be issued if certain performance conditions are achieved related to the January 1, 2014 award of performance restricted stock units, (iii) 106,778 restricted stock units that were granted on January 1, 2014, (iv) 62,286 restricted stock units that were granted on December 31, 2013, (v) 109,585 restricted stock units that were granted on March 31, 2015, (vi) 274,498 shares that could be issued if certain performance conditions are achieved related to the March 31, 2015 award of performance restricted stock units, (vii) 64,938 restricted stock units that were granted on April 1, 2015, (viii) 108,302 shares that could be issued if certain performance conditions are achieved related to the April 1, 2015 award of performance restricted stock units, (ix) 55,840 restricted stock units that were granted on July 31, 2015, (x) 14,942 shares that could be issued if certain performance conditions are achieved related to the July 31, 2015 award of performance restricted stock units and, (xi) 400,814 shares in respect of outstanding deferred stock units. Does not include 2,510,809 shares issuable upon the exercise of outstanding options that were assumed in the Merger with Aviv, with a weighted-average exercise price of $19.38 as of December 31, 2015.

(2)	No exercise price is payable with respect to the restricted stock units, performance restricted stock units or deferred stock units.
(3)	Reflects shares of common stock remaining available for future awards under our 2013 Stock Incentive Plan.

During the fourth quarter of 2015, we purchased 18,626 outstanding shares of our common stock from employees to pay the withholding taxes related to the vesting of restricted stock.

Issuer Purchases of Common Stock

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may be Purchased Under these Plans or Programs
October 1, 2015 to October 31, 2015	-	-	-	-
November 1, 2015 to November 30, 2015	-	-	-	-
December 1, 2015 to December 31, 2015	18,626	$34.69	-	-
Total	18,626	$34.69	-	-

(1)	Represents shares purchased from employees to pay the withholding taxes related to the vesting of restricted stock. The shares were not part of a publicly announced repurchase plan or program.

Unregistered Sales of Equity Securities

We may from time to time issues shares of common stock pursuant to redemptions by the limited partners of Omega OP of OP units. Pursuant to the Partnership Agreement, each time OP units are redeemed for shares of Common Stock, the limited partner is deemed to sell to Omega a number of OP units equal to the number of shares of Common Stock that were issued in transactions that are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that the shares of Common Stock were issued only to the limited partner effecting the redemption and therefore does not involve a public offering.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for our Company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions and new investments from 2011 to 2015. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Operating Data
Revenues	$743,617	$504,787	$418,714	$350,460	$292,204

Net income	$233,315	$221,349	$172,521	$120,698	$52,606

Net income available to common stockholders	$224,524	$221,349	$172,521	$120,698	$47,459

Per share amounts:
Net income available to common stockholders:
Basic	$1.30	$1.75	$1.47	$1.12	$0.46
Net income :
Diluted	1.29	1.74	1.46	1.12	0.46

Dividends, Common Stock(1)	$2.18	$2.02	$1.86	$1.69	$1.55
Dividends, Series D Preferred(1)	-	-	-	-	0.74

Weighted-average common shares outstanding, basic	172,242	126,550	117,257	107,591	102,119
Weighted-average common shares outstanding, diluted	180,508	127,294	118,100	108,011	102,177

	As of December 31,
	2015	2014	2013	2012	2011
	( in thousands)
Balance Sheet Data
Gross investments	$8,107,352	$4,472,840	$3,924,917	$3,325,533	$2,831,132
Total assets	8,019,009	3,921,645	3,462,216	2,982,005	2,557,312
Revolving line of credit	230,000	85,000	326,000	158,000	272,500
Term loans	750,000	200,000	200,000	100,000	-
Other long-term borrowings	2,589,086	2,093,503	1,498,418	1,566,932	1,278,900
Total equity	4,100,865	1,401,327	1,300,103	1,011,329	878,484

(1)	Dividends per share are those declared and paid during such period.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facilities;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	changes in our credit ratings and the ratings of our debt securities;
(ix)	competition in the financing of healthcare facilities;
(x)	regulatory and other changes in the healthcare sector;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in the financial position of our operators;
(xiii)	changes in interest rates;
(xiv)	the amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts;
(xvi)	the possibility that we will not realize estimated synergies or growth as a result of our merger with Aviv, or that such benefits may take longer to realize than expected; and
(xvii)	our ability to maintain our status as a real estate investment trust.

Overview

We have one reportable segment consisting of investments in healthcare-related real estate properties. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs located in the United States and the United Kingdom. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Our portfolio of investments at December 31, 2015, included 949 healthcare facilities, located in 42 states and the United Kingdom that are operated by 83 third-party operators. Our gross real estate investment in these facilities totaled approximately $8.0 billion at December 31, 2015, with 99% of our real estate investments related to long-term healthcare facilities. The portfolio is made up of (i) 782 SNFs, (ii) 85 ALFs, (iii) 16 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 56 SNFs and two ALFs and (vi) seven SNFs that are currently closed or held-for-sale. At December 31, 2015, we also held other investments of approximately $89.3 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP and (iii) all direct and indirect wholly-owned subsidiaries of Omega. All inter-company accounts and transactions have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

2015 and Recent Highlights

Acquisition and Other Investments

In 2015, we completed the following transactions totaling approximately $4.4 billion in new investments.

•	On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building, two mortgages and other investments. The facilities are located in 31 states and are operated by 38 third-party operators.

•	On May 1, 2015, we closed a purchase/leaseback transaction (the “Care Homes Transaction”) of approximately $193.8 million for 23 care homes located in the United Kingdom.

•	In addition to aforementioned acquisitions, we also completed approximately $228.7 million of acquisitions throughout the Unites States. Specifically, we acquired 13 SNFs and 4 ALFs with 1,542 operating beds.

•	$101.0 million of investments in our capital expenditure programs.

See “Portfolio and Other Developments” below for a description of 2015 acquisitions and other investments.

Financing Activities

HUD Mortgage Payoffs

During 2015, we paid approximately $188.5 million to retire 24 mortgage loans guaranteed by U.S. Department of Housing and Urban Development (“HUD”). The payoffs resulted in a $4.2 million gain on the extinguishment of the debt due to the write-off of approximately $13.3 million of unamortized fair value adjustments recorded at the time of acquisition offset by prepayment fees of approximately $9.1 million.

Senior Notes

During 2015, we redeemed all of our outstanding $575 million 6.75% Senior Notes due 2022 (the “2022 Notes”) and our $200 million 7.5% Senior Notes due 2020. As a result of the redemptions, we recorded approximately $33.0 million in redemption related costs and write-offs, including $26.9 million for the early redemption or call premiums and $6.1 million in net write-offs associated with unamortized deferred financing costs and original issuance premiums/discounts.

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

During 2015, we paid approximately $1.2 billion to retire debt assumed in the Aviv Merger.

$250 Million Term Loan Facility

On December 16, 2015, we entered into a $250 million senior unsecured term loan facility (the “2015 Term Loan Facility”). The 2015 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 180 basis points, with a range of 140 to 235 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.

Unsecured Credit Facility

On June 27, 2014, we entered into a credit agreement (as amended, the “2014 Credit Agreement”) providing us with $1.2 billion unsecured credit facility, comprised of a $1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $200 million senior unsecured term loan facility (the “Term Loan Facility” or “Tranche A-1 Term Loan Facility,” and, collectively, the “2014 Credit Facilities”). The 2014 Credit Facilities replaces the Company’s previous $700 million senior unsecured credit facility (the “2012 Credit Facility”).

On April 1, 2015, we entered into a First Amendment to Credit Agreement (the “First Amendment to Omega Credit Agreement”) which amended the 2014 Credit Facilities. Under the First Amendment to Omega Credit Agreement, the Company (i) increased the aggregate revolving commitment amount under the Revolving Credit Facility from $1 billion to $1.25 billion and (ii) obtained a $200 million senior unsecured incremental term loan facility (the “Acquisition Term Loan Facility” or “Tranche A-2 Term Loan Facility”).

Omega OP Term Loan Facility

On April 1, 2015, Omega OP entered into a credit agreement (the “Omega OP Credit Agreement”) providing it with a $100 million senior unsecured term loan facility (the “Omega OP Term Loan Facility”). The Omega OP Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.

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

See “Financing Activities and Borrowing Arrangements” below for a description of the 2015 financing activities and borrowing arrangements.

Portfolio and Other Developments

The following tables summarize the significant transactions that occurred from 2013 to 2015. The 2015 table excludes the acquisition of Care Homes in the United Kingdom and the Aviv Merger in the second quarter of 2015, which are discussed separately below.

2015 Acquisitions and Other

	Number of Facilities			Number of Operating	Total		Land	Building & Site Improvements	Furniture & Fixtures	Initial Cash Yield
Period	SNF	ALF	State	Beds	Investment			(in millions)		(%)
Q1	1	-	TX	93	$6.8		$0.1	$6.1	$0.6	9.50
Q3	6	-	NE	530	15.0		1.4	12.1	1.5	9.00
Q3	1	2	WA	136	18.0		2.2	14.9	0.9	8.00
Q3	-	2	GA	125	10.8		1.2	9.0	0.6	7.00
Q3	1	-	VA	300	28.5	(1)	1.9	24.2	2.4	9.25
Q3	2	-	FL	260	32.0	(4)	1.4	29.0	1.6	9.00
Q3	-	-	NY	-	111.7	(2)(3)	111.7	-	-	-
Q4	1	-	AZ	6	0.6	(3)	0.3	0.3	-	9.00
Q4	1	-	TX	92	5.3		1.8	3.0	0.5	9.50
Total	13	4		1,542	$228.7		$122.0	$98.6	$8.1

(1)	In July 2015, we leased the facility to a new operator with an initial lease term of 10 years.
(2)	On July 24, 2015, we purchased five buildings located in New York City, New York for approximately $111.7 million. We and our operator plan to construct a 201,000 square-foot assisted living and memory care facility. The properties were added to the operator’s existing master lease. The lease provides for a 5% annual cash yield on the land during the construction phase. Upon issuance of a certification of occupancy, the annual cash yield will increase to 7% in year one and 8% in year two with annual 2.5% annual escalators thereafter.
(3)	Accounted for as an asset acquisition.
(4)	The Company estimated the fair values of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment one the analyses are completed.

For the year ended December 31, 2015, we recognized revenue attributable to the aforementioned acquisitions of approximately $4.9 million and net income attributable to the acquisitions of approximately $2.3 million. Acquisition costs related to the above were expensed as period costs. For the year ended December 31, 2015, we expensed $2.2 million of acquisition related costs. No goodwill was recorded in connection with these acquisitions.

Acquisition of Care Homes in the United Kingdom

On May 1, 2015, we closed on a purchase/leaseback Care Homes Transaction for 23 care homes located in the United Kingdom and operated by Healthcare Homes. As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to ALFs in the United States, are located throughout the East Anglia region (north of London) of the United Kingdom. Healthcare Homes is headquartered in Colchester (Essex County), England. We recorded approximately $193.8 million of assets consisting of land ($20.7 million), building and site improvements ($152.1 million), furniture and fixtures ($5.3 million) and goodwill ($15.7 million).

In 2015, we incurred approximately $3.2 million in acquisition related costs associated with the Care Homes Transaction. For the year ended December 31, 2015, we recognized approximately $9.5 million of rental revenue in connection with the Care Homes Transaction.

Aviv Merger

On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building, two mortgages and other investments. The facilities are located in 31 states and are operated by 38 third-party operators. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April, 1, 2015, we estimate the fair value of the consideration exchanged or assumed to be approximately $3.9 billion. Omega's estimated fair values of Aviv’s assets acquired and liabilities assumed on the Aviv Merger date are determined based on certain valuations and analyses that have yet to be finalized including the values of in place lease assets and liabilities, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the analyses are completed.

The following table highlights the preliminary fair value of the assets acquired and liabilities assumed on April 1, 2015:

(in thousands)
Estimated fair value of assets acquired:
Land and buildings	$3,108,078
Investment in direct financing leases	26,823
Mortgages notes receivable	19,246
Other investments	23,619
Total investments	3,177,766
Goodwill	630,404
Accounts receivables and other assets	15,500
Cash acquired	84,858
Fair value of total assets acquired	$3,908,528

Estimated fair value of liabilities assumed:
Accrued expenses and other liabilities	$221,631
Debt	1,410,637
Fair value of total liabilities assumed	1,632,268

Value of shares and OP units exchanged(a)	2,276,260

Fair value of consideration	$3,908,528

(a)   Includes the fair value of stock compensation plans assumed.

In 2015, we incurred approximately $52.1 million in acquisition related costs associated with the Aviv Merger. For the year ended December 31, 2015, we recognized approximately $188.4 million of total revenue in connection with the Aviv Merger.

Included within accrued expenses and other liabilities is a $67.3 million contingent liability related to a leasing arrangement with an operator assumed as a result of the Aviv Merger.

During the fourth quarter of 2015, we adjusted the fair value of the in place lease assets and liabilities that we provisionally recognized on April 1, 2015 in connection with the Aviv Merger. We increased the fair value of the in place lease assets and in place lease liabilities to $8.2 million and $105.5 million, respectively which resulted in a $79.0 million net increase in goodwill. The change to the provisional amounts resulted in an $8.2 million increase in rental income, of which $2.7 million relates to the second and third quarters of 2015, respectively.

2014 Acquisitions and Other

	Number of Facilities			Number of Operating	Total	Land	Building & Site Improvements	Furniture & Fixtures	Initial Cash Yield
Period	SNF	ALF	State	Beds	Investment	(in millions)			(%)
Q1	-	1	AZ	90	$4.7	$0.4	$3.9	$0.4	9.75
Q2/Q3	3	-	GA, SC	345	34.6	0.9	32.1	1.6	9.50
Q3	1	-	TX	125	8.2	0.4	7.4	0.4	9.75
Q4	-	4	PA,OR,AR	371	84.2	5.1	76.7	2.4	6.00
	4	5		931	$131.7	$6.8	$120.1	$4.8

For the year ended December 31, 2014, we recognized revenue attributable to the acquisitions of approximately $3.2 million and net income attributable to the acquisitions of approximately $1.2 million. For the year ended December 31, 2014, we expensed $3.9 million of acquisition related costs.

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

$112.5 Million of New Mortgage Loan

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator. The loan is secured by 7 SNFs and 2 ALFs with a total of 798 operating beds located in Pennsylvania (7) and Ohio (2). The loan is cross-defaulted and cross-collateralized with our existing master lease with the operator. The loan bears an initial annual cash interest rate of 9.5% and matures in January 2024.

2013 Acquisitions and Other

	Number of Facilities			Number of Operating	Total		Land	Building & Site Improvements	Furniture & Fixtures	Initial Cash Yield
Period	SNF	ALF	State	Beds	Investment		(in millions)			(%)
Q4	-	1	FL	97	$10.3		$0.6	$9.0	$0.7	7.25
Q4	4	-	IN	384	25.2	(1)	0.7	21.8	2.7	9.70
Total	4	1		481	$35.5		$1.3	$30.8	$3.4

(1)	On October 31, 2013, we recorded approximately $3.0 million to below market leases as a result of the transaction for a total investment of $25.2 million.

Acquisition costs related to the above transactions were expensed as a period cost. For the year ended December 31, 2013, we expensed $0.2 million of acquisition related expenses.

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

Additionally, in June and July of 2014, we purchased three facilities and subsequently leased them to New Ark under a twelve-year master lease expiring in 2026. The 2014 three facility lease is being accounted for as an operating lease.

Asset Sales, Impairments and Other

In 2015, we sold seven SNFs (four previously held-for-sale) for total cash proceeds of approximately $41.5 million, generating a gain of approximately $6.4 million. We also recorded a total of $17.7 million provision for impairment related to six SNFs to reduce their net book value to their estimated fair value less costs to sell. To estimate the fair value of these facilities we utilized a market approach and Level 3 inputs. Two of the facilities are reclassified as assets held for sale.

In 2014, we sold four SNFs (three previously held-for-sale) and a parcel of land for total cash proceeds of $4.1 million, resulting in a $2.9 million gain. We also closed two SNFs and recorded a $3.7 million provision for impairment related to these facilities. To estimate the fair value of these facilities we utilized a market approach and Level 3 inputs.

In 2013, we sold one SNF and a parcel of land for total cash proceeds of $2.3 million resulting in a $1.2 million loss.

See “Note 7 – Assets Held For Sale” for more details.

As of December 31, 2015, 2014 and 2013, we do not have any material properties or operators with facilities that are not materially occupied.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Operating Revenues

Our operating revenues for the year ended December 31, 2015, were $743.6 million, an increase of $238.8 million over the same period in 2014. Following is a description of certain of the changes in operating revenues for the year ended December 31, 2015 compared to 2014:

•	Rental income was $606.0 million, an increase of $217.5 million over the same period in 2014. The increase was the result of the Aviv Merger and Care Homes Transaction and other acquisitions and lease amendments made throughout 2014 and 2015.

•	Direct financing lease income was $59.9 million, an increase of $3.2 million over the same period in 2014. The increase was primarily related to two direct financing leases assumed in the Aviv Merger and incremental revenue associated with the New Ark direct financing lease.

•	Mortgage interest income totaled $68.9 million, an increase of $15.9 million over the same period in 2014. The increase was primarily due to timing of mortgage investments. During the second quarter of 2014, we entered into a $415 million mortgage with an existing operator. See “Portfolio and Other Developments” above for additional information.

•	Other investment income totaled $8.8 million, an increase of $2.2 million over the same period in 2014. The increase was primarily related to interest received from loans related to the Aviv Merger in April 2015.

Operating Expenses

Operating expenses for the year ended December 31, 2015, were $332.3 million, an increase of approximately $172.9 million over the same period in 2014. Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2015 compared to 2014:

•	Our depreciation and amortization expense was $210.7 million for the year ended December 31, 2015, compared to $123.3 million for the same period in 2014. The increase of $87.4 million was primarily due to the Aviv Merger and Care Homes Transaction.

•	Our general and administrative expense, excluding stock-based compensation expense, was $27.4 million, compared to $17.3 million for the same period in 2014. The increase is primarily related to the Aviv Merger.

•	Our stock-based compensation expense was $11.1 million, an increase of $2.5 million over the same period in 2014. The increase was primarily due to the Aviv Merger.

•	In 2015, acquisition and merger related costs were $57.5 million, compared to $3.9 million for the same period in 2014. The $53.6 million increase was primarily the result of the Aviv Merger in April 2015 and Care Homes Transaction in May 2015.

•	In 2015, we recorded $17.7 million of provision for impairment, compared to $3.7 million for the same period in 2014. The 2015 impairment related to six SNFs to reduce their net book values to their estimated fair values less costs to sell. In 2014, we closed two SNFs and recorded a $3.7 million provision for impairment related to these facilities.

•	Our provision for uncollectible mortgages, notes and accounts receivable was $7.9 million, compared to $2.7 million for the same period in 2014. In 2015, we wrote-off $4.7 million of straight line receivable and effective interest balances associated with four leases and three mortgages with an existing operator. We transitioned the facilities to a new operator in January 2016. We also recorded a $3.0 million provision for a note that we impaired in 2015. In 2014, we recorded $2.7 million provision for uncollectible receivables related to (i) a write-off of an effective yield interest receivable related to the refinancing (termination) of a mortgage receivable (see $415 Million of Refinancing/Consolidating Mortgage Loan above) and (ii) a straight-line receivable related to the transition of two facilities from an existing operator to a new operator.

Other Income (Expense)

For the year ended December 31, 2015, total other expenses were $183.1 million, an increase of approximately $56.3 million over the same period in 2014. The $56.3 million increase was primarily the result of: (i) a $28.0 million increase in interest expense due to an increase in borrowings outstanding to fund new investments since January 2014 including the April 1, 2015 Aviv Merger and May 1, 2015 Care Homes Transaction and (ii) a $25.8 million increase in interest refinancing charges.

2015 Taxes

Because we qualify as a REIT, we generally are not subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. For tax year 2015, we made common dividend payments of $358.2 million to satisfy REIT requirements relating to qualifying income. Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of December 31, 2015, one of our TRSs had a net operating loss carry-forward of approximately $0.9 million. The loss carry-forward is fully reserved as of December 31, 2015 with a valuation allowance due to uncertainties regarding realization.

In connection with the Care Homes Transaction in May 2015, we acquired 10 legal entities consisting of 23 facilities. The tax basis in these legal entities acquired for United Kingdom taxes was approximately $82 million less than the purchase price. We recorded a preliminary initial deferred tax liability associated with the temporary tax basis difference of approximately $15 million.

During the year ended December 31, 2015, we recorded approximately $1.0 million of state and local income tax provision and approximately $0.2 million of provision for foreign income taxes.

Net Income

Net income for the year ended December 31, 2015 was $233.3 million compared to $221.3 million for the same period in 2014.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations available to common stockholders (“NAREIT FFO”), for the year ended December 31, 2015, was $455.3 million, compared to $345.4 million for the same period in 2014.

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

The following table presents our NAREIT FFO results for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Net income	$233,315	$221,349
Deduct gain from real estate dispositions	(6,353)	(2,863)
	226,962	218,486
Elimination of non-cash items included in net income:
Depreciation and amortization	210,703	123,257
Add back impairments on real estate properties	17,681	3,660
NAREIT FFO (a)	$455,346	$345,403

(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Operating Revenues

Our operating revenues for the year ended December 31, 2014, were $504.8 million, an increase of $86.1 million over the same period in 2013. Following is a description of certain of the changes in operating revenues for the year ended December 31, 2014 compared to 2013:

•	Rental income was $388.4 million, an increase of $13.3 million over the same period in 2013. The increase was the result of new investments made in 2013 and 2014 and lease amendments made since January 1, 2013.

•	Direct financing lease income was $56.7 million, an increase of $51.5 million over the same period in 2013. The increase was primarily related to the timing of the New Ark transaction. The direct financing lease was entered into in November 2013.

•	Mortgage interest income totaled $53.0 million, an increase of $23.7 million over the same period in 2013. The increase was primarily due to: (a) an incremental $298 million in a new mortgage loan (See $415 Million of Refinancing/Consolidating Mortgage Loans above) we entered into with an existing operator in the second quarter of 2014 and (b) a $112.5 million mortgage we entered into with an existing operator in the first quarter of 2014.

•	Other investment income totaled $6.6 million, a decrease of $2.4 million over the same period in 2013. The decrease was primarily related to interest received on a mezzanine loan that was paid off in December 2013.

Operating Expenses

Operating expenses for the year ended December 31, 2014, were $159.5 million, an increase of approximately $6.4 million over the same period in 2013. Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2014 compared to 2013:

•	Our depreciation and amortization expense was $123.3 million for the year ended December 31, 2014, compared to $128.6 million for the same period in 2013. The decrease of $5.4 million was primarily due to the acquisition of furniture and fixtures that we acquired several years ago as part of the CapitalSource transaction that are now fully depreciated partially offset by the deprecation on fourth quarter of 2013 and 2014 acquisitions and capital renovation and improvement program.

•	Our general and administrative expense, excluding stock-based compensation expense, was $17.3 million, compared to $15.6 million for the same period in 2013. The increase is primarily related to development costs related to securing additional beds license for future development.

•	Our stock-based compensation expense was $8.6 million, an increase of $2.7 million over the same period in 2013. The increase was primarily due to new restricted stocks granted to employees in December 2013 and January 2014.

•	In 2014, acquisition costs were $3.9 million, compared to $0.2 million for the same period in 2013. The $3.7 million increase was primarily the result of $3.3 million of acquisition related costs attributed to the Aviv Merger.

•	In 2014, we recorded $3.7 million of provision for impairment, compared to $0.4 million for the same period in 2013. The $3.2 million increase in provision of impairment was primarily the result of two facilities that were closed in 2014.

•	Our provision for uncollectible mortgages, notes and accounts receivable was $2.7 million, compared to $2.1 million for the same period in 2013. In 2014, we recorded $2.7 million provision for uncollectible receivables related to (i) a write-off of an effective yield interest receivable related to the refinancing (termination) of a mortgage receivable (see $415 Million of Refinancing/Consolidating Mortgage Loan above) and (ii) a straight-line receivable related to the transition of two facilities from an existing operator to a new operator.

Other Income (Expense)

For the year ended December 31, 2014, total other expenses were $126.8 million, an increase of approximately $34.8 million over the same period in 2013. The $34.8 million increase was primarily the result of: (i) a $19.0 million increase in interest expense due to (a) an increase in borrowings outstanding and (b) an increase in the average rate of the borrowings due to the repayment of lower cost credit facility debt with higher cost long term bond debt and (ii) a $14.2 million increase in interest refinancing charge. In 2014, we recorded approximately $3.0 million in refinancing related costs including: (a) $2.6 million write-off of deferred financing costs associated with the termination of our previous $700 million 2012 Credit Facilities, (b) $2.0 million write-off of deferred financing costs associated with the termination of our $200 million unsecured term loan facility and (c) $1.7 million prepayment penalty on the payoff of HUD debt in June 2014, partially offset by $3.3 million gain related the write-off of premium on the HUD debt paid off in September 2014. In 2013, we recorded an $11.1 million gain primarily related to write-off of premium associated with HUD debt that was retired in May 2013.

2014 Taxes

Because we qualify as a REIT, we generally are not subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. For tax year 2014, we made common dividend payments of $258.5 million to satisfy REIT requirements relating to qualifying income. Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates. The TRS had a net operating loss carry-forward as of December 31, 2014 of $1.0 million. The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

Net Income

Net income for the year ended December 31, 2014 was $221.3 million compared to $172.5 million for the same period in 2013.

National Association of Real Estate Investment Trusts Funds From Operations

Our NAREIT FFO, for the year ended December 31, 2014, was $345.4 million, compared to $302.7 million for the same period in 2013. NAREIT FFO is a non-GAAP financial measure. See “National Association of Real Estate Investment Trusts Funds From Operations” above.

The following table presents our NAREIT FFO results for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Net income available to common	$221,349	$172,521
(Deduct gain)/add back loss from real estate dispositions	(2,863)	1,151
	218,486	173,672
Elimination of non-cash items included in net income:
Depreciation and amortization	123,257	128,646
Add back impairments on real estate properties	3,660	415
NAREIT FFO	$345,403	$302,733

Liquidity and Capital Resources

At December 31, 2015, we had total assets of $8.0 billion, total equity of $4.1 billion and debt of $3.6 billion, with such debt representing approximately 46.5% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2015.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$3,586,204	$1,249	$532,616	$382,782	$2,669,557
Interest payments on long-term debt	1,298,015	140,760	283,360	261,345	612,550
Operating lease and other obligations	19,183	2,955	5,957	5,366	4,905
Total	$4,903,402	$144,964	$821,933	$649,493	$3,287,012
(1)	The $3.6 billion of debt outstanding includes: (i) $230.0 million in borrowings under the Revolving Credit Facility due in June 2018; (ii) $200 million under the Term Loan Facility due on June 2019, (iii) $200 million under the Acquisition Term Loan Facility due June 2017, (iv) $100 million under the Omega OP Term Loan Facility due June 2017, (v) $180 million GE Term Loan due 2019 at 4%; (vi) $250 million under the 2015 Term Loan Facility due December 2022, (vii) $400 million of 5.875% Senior Notes due 2024; (viii) $400 million of 4.95% Senior Notes due April 2024; (ix) $250 million of 4.50% Senior Notes due January 2025; (x) $600 million of 5.25% Senior Notes due 2026; (xi) $700 million of 4.5% Senior Notes due 2027; (xii) $20 million of 9.0% subordinated debt maturing in December 2021 and (xiii) $56 million of HUD debt at 3.06% maturing in July 2044.

Financing Activities and Borrowing Arrangements

HUD Loans Payoff

On December 31, 2015, we paid approximately $25.1 million to retire two mortgage loans guaranteed by HUD. The loans were assumed as part of an acquisition in a prior year, and had a blended interest rate of 5.5% per annum with maturities on March 1 and April 1, 2036. The payoff resulted in a $0.9 million gain on the extinguishment of the debt due to the write-off of the $2.1 million unamortized fair value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $1.2 million.

On April 30, 2015, we paid approximately $9.1 million to retire one mortgage loan guaranteed by HUD. The loan was assumed as part of an acquisition in a prior year, and had an interest rate of 4.35% per annum with maturity on March 1, 2041. The payoff resulted in a $1.0 million gain on the extinguishment of the debt due to the write-off of the $1.5 million unamortized fair value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $0.5 million.

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

$250 Million Term Loan Facility

On December 16, 2015, we entered into a $250 million senior unsecured term loan facility (the “2015 Term Loan Facility”). The 2015 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 180 basis points, with a range of 140 to 235 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2015 Term Loan Facility may be increased to an aggregate amount of $400 million. We used the proceeds from this loan to repay existing indebtedness and for general corporate purposes. The 2015 Term Loan Facility matures on December 16, 2022 with interest payments due monthly. We had a total of $250 million outstanding under the 2015 Term Loan Facility as of December 31, 2015.

As a result of exposure to interest rate movements associated with the 2015 Term Loan Facility, on December 16, 2015, we entered into various forward-starting interest rate swap arrangements, which effectively converted $250 million of our variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.8005% effective December 30, 2016. The effective fixed rate achieved by the combination of the 2015 Term Loan Facility and the interest rate swaps could vary up by 55 basis points or down by 40 basis points based on future changes to our credit ratings. Each of these swaps begins on December 30, 2016 and matures on December 15, 2022. On the date of inception, we designated the interest rate swaps as cash flow hedges in accordance with accounting guidance for derivatives and hedges and linked the interest rate swaps to the 2015 Term Loan Facility. Because the critical terms of the interest rate swaps and the 2015 Term Loan Facility coincide, the hedges are expected to exactly offset changes in expected cash flows as a result of fluctuations in 1-month LIBOR over the term of the hedges. The purpose of entering into the swaps was to reduce our exposure to future changes in variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements will occur through the maturity date of the 2015 Term Loan Facility. The interest rate for the 2015 Term Loan Facility is not hedged for the portion of the term prior to December 30, 2016.

$575 Million 6.75% Senior Notes due 2022 Redemption

On October 26, 2015, we redeemed all of our outstanding 6.75% Senior Notes due 2022 (the “2022 Notes”). As a result of the redemption, during the fourth quarter of 2015, we recorded approximately $21.3 million in redemption related costs and write-offs, including $19.4 million for the early redemption or call premiums and $1.9 million in net write-offs associated with unamortized deferred financing costs and original issuance premiums/discounts.

$600 Million 5.25% Senior Notes due 2026

On September 23, 2015, we sold $600 million aggregate principal amount of our 5.250% Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes were sold at an issue price of 99.717% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $594.4 million. The net proceeds of the offering were used to repay our outstanding $575 million aggregate principal amount 6.75% Senior Notes due 2022 and for general corporate purposes. The 2026 Notes mature on January 15, 2026 and pay interest semi-annually on January 15th and July 15th.

$500 Million Equity Shelf Program

On September 3, 2015, we entered into separate Equity Distribution Agreements (collectively, the “Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $500 million (the “2015 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”). Under the terms of the Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $500 million. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable Equity Shelf Agreement. As of December 31, 2015, we did not issue any shares under the 2015 Equity Shelf Program.

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

Since inception of the 2013 Equity Shelf Program, we sold a total of 7.4 million shares of common stock generating total gross proceeds of $233.8 million under the program, before $4.7 million of commissions. As a result of the termination of the 2013 Equity Shelf Program, no additional shares were issued under the 2013 Equity Shelf Program.

Credit Facilities

On June 27, 2014, we entered into a credit agreement (as amended, the “2014 Credit Agreement”) providing us with $1.2 billion unsecured credit facility, comprised of a $1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $200 million senior unsecured term loan facility (the “Term Loan Facility” or “Tranche A-1 Term Loan Facility,” and, collectively, the “2014 Credit Facilities”).

On April 1, 2015, we entered into a First Amendment to Credit Agreement (the “First Amendment to Omega Credit Agreement”) which amended the 2014 Credit Facilities. Under the First Amendment to Omega Credit Agreement, the Company (i) increased the aggregate revolving commitment amount under the Revolving Credit Facility from $1 billion to $1.25 billion and (ii) obtained a $200 million senior unsecured incremental term loan facility (the “Acquisition Term Loan Facility” or “Tranche A-2 Term Loan Facility”).

Borrowings under the Revolving Credit Facility bear interest at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points). The Revolving Credit Facility is used for acquisitions and general corporate purposes. At December 31, 2015, we had a total of $230.0 million borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Tranche A-1 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At December 31, 2015, we had a total of $200.0 million in borrowings outstanding under the Tranche A-1 Term Loan Facility. The Tranche A-1 Term Loan Facility matures on June 27, 2019.

The Tranche A-2 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At December 31, 2015, we had a total of $200.0 million in borrowings outstanding under the Tranche A-2 Term Loan Facility. The Tranche A-2 Term Loan Facility matures on June 27, 2017, subject to Omega’s option to extend the maturity date of the Tranche A-2 Term Loan Facility twice, the first extension until June 27, 2018 and the second extension until June 27, 2019.

On January 29, 2016, Omega entered into a Third Amendment to Credit Agreement (the “Third Amendment to Omega Credit Agreement”), which further amended the First Amendment to Omega Credit Agreement to provide, among other things, for a $350 million senior unsecured incremental term loan facility (the “Tranche A-3 Term Loan Facility,” and together with the Tranche A-1 Term Loan Facility and the Tranche A-2 Term Loan Facility, the “Term Loan Facilities”), which was borrowed in full at closing. The Tranche A-3 Term Loan Facility matures on January 29, 2021. The proceeds from this borrowing were used to pay down the Revolving Credit Facility and for general corporate purposes. The Tranche A-3 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Third Amendment to Omega Credit Agreement also permits Omega, subject to compliance with customary conditions, to increase the Revolving Credit Facility or to add one or more tranches of incremental term loans, or both, by an aggregate principal amount not exceeding $250 million.

Omega OP Term Loan Facility

On April 1, 2015, Omega OP entered into a credit agreement (the “Omega OP Credit Agreement”) providing it with a $100 million senior unsecured term loan facility (the “Omega OP Term Loan Facility”). The Omega OP Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Omega OP Term Loan Facility matures on June 27, 2017, subject to Omega OP’s option to extend such maturity date twice, the first extension until June 27, 2018 and the second extension until June 27, 2019. At December 31, 2015, we had a total of $100.0 million borrowings outstanding under the Omega OP Term Loan Facility.

General Electric Term Loan

On April 1, 2015, as a result of the Aviv Merger, we assumed a $180 million secured term loan with General Electric Capital Corporation (“GE”). This loan is secured by real estate assets having a net carrying value of $295.5 million at December 31, 2015. On each payment date, we pay interest only (in arrears) on any outstanding principal balance until February 1, 2017 when principal and interest will be paid in arrears based on a thirty year amortization schedule. The interest rate is based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at December 31, 2015 was 4.00%. The term expires in December 2019 with the full balance of the loan due at that time.

Other Aviv Debt Repayments

Also in connection with the Aviv Merger on April 1, 2015, we assumed notes payable with a face amount of $650 million and a revolving credit facility with an outstanding balance of $525 million. We repaid this debt assumed from Aviv on April 1, 2015. Due to the contractual requirements for early repayments; we paid approximately $705.6 million to retire the $650 million notes assumed. The amount repaid in connection with the revolving credit facility was $525 million.

Increase of Authorized Omega Common Stock

On March 27, 2015, we amended our charter to increase the number of authorized shares of Omega capital stock from 220 million to 370 million and the number of authorized shares of Omega common stock from 200 million to 350 million.

$700 Million 4.5% Senior Notes due 2027

On March 18, 2015, we sold $700 million aggregate principal amount of our 4.5% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were sold at an issue price of 98.546% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $683 million. The net proceeds of the offering were used for general corporate purposes, including the repayment of Aviv indebtedness on April 1, 2015 in connection with the Aviv Merger, and repayment of future maturities on Omega’s outstanding debt. The 2027 Notes mature on April 1, 2027 and pay interest semi-annually on April 1st and October 1st.

$200 Million 7.5% Senior Notes due 2020 Redemption

On March 13, 2015, Omega redeemed all of its outstanding $200 million 7.5% Senior Notes due 2020 (the “2020 Notes”) at a redemption price of approximately $208.7 million, consisting of 103.750% of the principal amount, plus accrued and unpaid interest on such notes to, but not including, the date of redemption.

In connection with the redemption, we recorded approximately $11.7 million redemption related costs and write-offs, including $7.5 million in prepayment fees for early redemption and $4.2 million of write-offs associated with unamortized deferred financing costs and discount. The consideration for the redemption of the 2020 Notes was funded from the net proceeds of the 10.925 million share common stock offering.

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

In 2015, we paid dividends of $358.2 million to our common stockholders.

Common Dividends

On January 14, 2016, the Board of Directors declared a common stock dividend of $0.57 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 16, 2016 to common stockholders of record on February 2, 2016.

On October 14, 2015, the Board of Directors declared a common stock dividend of $0.56 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter. The common dividends were paid November 16, 2015 to common stockholders of record on November 2, 2015.

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

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our 2014 Credit Facilities, as amended and expected proceeds from mortgage payoffs are more than adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

We regularly review our liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

•	normal recurring expenses;
•	debt service payments;
•	capital improvement programs;
•	common stock dividends; and
•	growth through acquisitions of additional properties.

The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by: (i) the number of facilities we lease or have mortgages on; (ii) rental and mortgage rates; (iii) our debt service obligations; and (iv) general and administrative expenses. The timing, source and amount of cash flows provided by/used in financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in the capital markets environment may impact the availability of cost-effective capital and affect our plans for acquisition and disposition activity.

Cash and cash equivalents totaled $5.4 million as of December 31, 2015 an increase of $0.9 million as compared to the balance at December 31, 2014. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities – Operating activities generated $463.9 million of net cash flow for the year ended December 31, 2015, as compared to $337.5 million for the same period in 2014, an increase of $126.4 million. The increase was primarily due to the additional cash flow generated from new investments primarily the Aviv Merger and Care Homes Transaction, including the facilities acquired and leased throughout 2014 and 2015.

Investing Activities – Net cash flow from investing activities was an outflow of $397.4 million for the year ended December 31, 2015, as compared to an outflow of $547.9 million for the same period in 2014. The $150.5 million decrease in cash outflow from investing activities related primarily to (i) approximately $84.9 million of cash acquired with the Aviv Merger in 2015; (ii) an increase of $37.5 million in proceeds from the sale of real estate in 2015 compared to the same period in 2014; (iii) $12.7 million of net mortgage investment made in 2015 compared to $406.6 million of net mortgage investment made in the same period of 2014, offset by (i) an increase of $164.2 million investment in construction in progress in 2015 as compared to the same period of 2014, (ii) an increase of $162.5 million in acquisitions in 2015 compared to the same period of 2014, (iii) an increase of $8.5 million in our capital renovation program investment compared to the same period of 2014 and (iv) an increase of $6.8 million investment in direct financing leases in 2015 as compared to the same period of 2014.

Financing Activities – Net cash flow from financing activities was an outflow of $65.3 million for the year ended December 31, 2015 as compared to an inflow of $212.3 million for the same period in 2014. The $277.6 million change in cash flow from financing activities was primarily a result of: (i) an increase of $386 million net proceeds on the credit facility in 2015 compared to the same period in 2014; (ii) an increase in net proceeds of $377.3 million from issuance common stock in 2015 as compared to the same period in 2014; (iii) an increase in net proceeds of $79.4 million from our dividend reinvestment plan in 2015 compared to the same period in 2014, offset by (i) an increase of $948.8 million net payments in long term borrowings in 2015 compared to the same period in 2014;(ii) dividend payments increased by $99.7 million due to an increase in number of shares outstanding and an increase of $0.16 per share in the common dividends; (iii) an increase of $37.0 million in refinancing related costs compared to the same period in 2014 and (iv) a $11.6 million distributions to Omega OP Unit holders.

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

Lease Accounting

At the inception of the lease and during the amendment process, we evaluate each lease to determine if the lease should be considered an operating lease, a sales-type lease or direct financing lease. We have determined that all but seven of our leases should be accounted for as operating leases. The other seven leases are accounted for as direct financing leases.

For leases accounted for as operating leases, we retain ownership of the asset and record depreciation expense. We also record lease revenue based on the contractual terms of the operating lease agreement which often includes annual rent escalators, see “Revenue Recognition and Allowance for Doubtful Accounts” below for further discussion regarding the recordation of revenue on our operating leases.

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. As of December 31, 2015 and 2014, $3.3 million and $3.4 million, respectively, of unamortized direct costs related to originating the direct financing leases have been deferred and recorded in our Consolidated Balance Sheets.

Revenue Recognition and Allowance for Doubtful Accounts

We have various different investments that generate revenue, including leased and mortgaged properties, as well as, other investments, including working capital loans. We recognized rental income and mortgage interest income and other investment income as earned over the terms of the related leases and notes, respectively. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. In applying the effective interest method, the effective yield on a loan is determined based on its contractual payment terms, adjusted for prepayment terms.

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

Depreciation and Asset Impairment

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation is computed on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings, eight to 15 years for site improvements, and three to 10 years for furniture, fixtures and equipment. Management evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess of historical cost over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

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

For the years ended December 31, 2015, 2014, and 2013, we recognized impairment losses of $17.7 million, $3.7 million and $0.4 million, respectively. The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect for the sale of closed facilities.

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

We currently account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impairment loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost recovery method, we apply cash received against the outstanding loan balance or direct financing leases prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of December 31, 2015 we had $3.0 million of reserves on our loans and no reserves on our direct financing leases. As of December 31, 2014, we had no reserves on our loans or direct financing leases.

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

Direct Financing Leases - The fair value of direct financing receivable is estimated by discounting the future cash flows using the current rates at which similar leases would be made to borrowers with similar credit ratings and for the same remaining maturities.

Notes receivable - The fair value of notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Borrowings under variable rate agreements - Our variable rate debt as of December 31, 2015 includes our credit facilities and term loans. The fair value of our borrowings under variable rate agreements is estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes -The fair value of the senior unsecured notes is estimated based on open market trading activity provided by third parties.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2015 was approximately $3.6 billion. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $182 million at December 31, 2015. The estimated fair value of our total long-term borrowings at December 31, 2014 was approximately $2.6 billion. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $164 million at December 31, 2014.

We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of December 31, 2015, we were party to interest rate swap agreements that will effectively fix the rate on the 2015 Term Loan Facility at 3.8005% beginning December 2016 through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. The forward-starting swap contract was deemed to be a highly effective cash flow hedge and we elected to designate the forward-starting swap contract as an accounting hedge.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 is included in “Note 19 - Summary of Quarterly Results (Unaudited)” to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2015, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment, management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm's attestation report is included in our 2015 financial statements under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-52
Schedule IV – Mortgage Loans on Real Estate	F-53

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or have been omitted because sufficient information has been included in the notes to the Consolidated Financial Statements.

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

Schedule III — Real Estate and Accumulated Depreciation.

Schedule IV — Mortgage Loans on Real Estate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Omega Healthcare Investors, Inc.

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 26, 2016

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2015	2014

ASSETS
Real estate properties
Land and buildings	$6,743,958	$3,223,785
Less accumulated depreciation	(1,019,150)	(821,712)
Real estate properties – net	5,724,808	2,402,073
Investments in direct financing leases – net	587,701	539,232
Mortgage notes receivable	679,795	648,079
	6,992,304	3,589,384
Other investments	89,299	48,952
	7,081,603	3,638,336
Assets held for sale – net	6,599	12,792
Total investments	7,088,202	3,651,128

Cash and cash equivalents	5,424	4,489
Restricted cash	14,607	29,076
Accounts receivable – net	203,862	168,176
Goodwill	645,683	—
Other assets	61,231	68,776
Total assets	$8,019,009	$3,921,645

LIABILITIES AND EQUITY
Revolving line of credit	$230,000	$85,000
Term loans	750,000	200,000
Secured borrowings – net	236,204	251,454
Unsecured borrowings – net	2,352,882	1,842,049
Accrued expenses and other liabilities	333,706	141,815
Deferred income taxes	15,352	—
Total liabilities	3,918,144	2,520,318

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 187,399 shares as of December 31, 2015 and 127,606 as of December 31, 2014	18,740	12,761
Common stock – additional paid-in capital	4,609,474	2,136,234
Cumulative net earnings	1,372,522	1,147,998
Cumulative dividends paid	(2,254,038)	(1,895,666)
Accumulated other comprehensive loss	(8,712)	—
Total stockholders’ equity	3,737,986	1,401,327
Noncontrolling interest	362,879	—
Total equity	4,100,865	1,401,327
Total liabilities and equity	$8,019,009	$3,921,645

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue
Rental income	$605,991	$388,443	$375,135
Income from direct financing leases	59,936	56,719	5,203
Mortgage interest income	68,910	53,007	29,351
Other investment income – net	8,780	6,618	9,025
Total operating revenues	743,617	504,787	418,714

Expenses
Depreciation and amortization	210,703	123,257	128,646
General and administrative	38,568	25,888	21,588
Acquisition and merger related costs	57,525	3,948	245
Impairment loss on real estate properties	17,681	3,660	415
Provisions for uncollectible mortgages, notes and accounts receivable	7,871	2,723	2,141
Total operating expenses	332,348	159,476	153,035

Income before other income and expense	411,269	345,311	265,679
Other income (expense)
Interest income	285	44	41
Interest expense	(147,381)	(119,369)	(100,381)
Interest – amortization of deferred financing costs	(6,990)	(4,459)	(2,779)
Interest – refinancing (costs) gain	(28,837)	(3,041)	11,112
Realized loss on foreign exchange	(173)	-	-
Total other expense	(183,096)	(126,825)	(92,007)

Income before gain (loss) on assets sold	228,173	218,486	173,672
Gain (loss) on assets sold – net	6,353	2,863	(1,151)
Income from continuing operations before income taxes	234,526	221,349	172,521
Income taxes	(1,211)	-	-
Net income	233,315	221,349	172,521
Net income attributable to noncontrolling interest	(8,791)	-	-
Net income available to common stockholders	$224,524	$221,349	$172,521

Net income	$233,315	$221,349	$172,521
Other comprehensive loss - foreign currency translation	(8,413)	-	-
Other comprehensive loss - cash flow hedges	(718)	-	-
Total comprehensive income	224,184	221,349	172,521
Add: other comprehensive loss attributable to noncontrolling interest	419	-	-
Comprehensive income attributable to common stockholders	$224,603	$221,349	$172,521

Income per common share available to common stockholders:
Basic:
Net income available to common stockholders	$1.30	$1.75	$1.47
Diluted:
Net income	$1.29	$1.74	$1.46

Weighted-average shares outstanding, basic	172,242	126,550	117,257
Weighted-average shares outstanding, diluted	180,508	127,294	118,100

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012 (112,393 common shares)	$11,239	$1,664,855	754,128	(1,418,893)	$—	$1,011,329	$—	$1,011,329
Grant of restricted stock to company directors (15 shares at $30.33 per share)	2	(2)	—	—	—	—	—	—
Amortization of restricted stock	—	5,817	—	—	—	5,817	—	5,817
Restricted stock shares surrendered for tax withholding (193 shares)	(19)	(5,755)	—	—	—	(5,774)	—	(5,774)
Dividend reinvestment plan (1,930 shares at $28.94 per share)	193	55,632	—	—	—	55,825	—	55,825
Grant of stock as payment of directors fees (6 shares at an average of $31.21 per share)	—	187	—	—	—	187	—	187
Equity Shelf Program (6,504 shares at $30.48 per share, net of issuance costs)	650	193,149	—	—	—	193,799	—	193,799
Issuance of common stock(2,875 shares at $29.48 per share)	288	84,286	—	—	—	84,574	—	84,574
Common dividends ($1.86 per share)	—	—	—	(218,175)	—	(218,175)	—	(218,175)
Net income	—	—	172,521	—	—	172,521	—	172,521
Balance at December 31, 2013 (123,530 common shares)	12,353	1,998,169	926,649	(1,637,068)	—	1,300,103	—	1,300,103
Grant of restricted stock to company directors (12 shares at $35.79 per share)	1	(1)	—	—	—	—	—	—
Amortization of restricted stock	—	8,382	—	—	—	8,382	—	8,382
Vesting of restricted stock to company executives, net of tax withholdings (126 shares)	13	(3,590)	—	—	—	(3,577)	—	(3,577)
Dividend reinvestment plan (2,084 shares at $34.32 per share)	208	71,279	—	—	—	71,487	—	71,487
Grant of stock as payment of directors fees (6 shares at an average of $35.52 per share)	1	199	—	—	—	200	—	200
Equity Shelf Program (1,848 shares at $34.33 per share, net of issuance costs)	185	61,796	—	—	—	61,981	—	61,981
Common dividends ($2.02 per share).	—	—	—	(258,598)	—	(258,598)	—	(258,598)
Net income	—	—	221,349	—	—	221,349	—	221,349
Balance at December 31, 2014 (127,606 common shares)	12,761	2,136,234	1,147,998	(1,895,666)	—	1,401,327	—	1,401,327
Grant of restricted stock to company directors (21 shares at $35.70 per share)	2	(2)	—	—	—	—	—	—
Amortization of restricted stock	—	11,133	—	—	—	11,133	—	11,133
Vesting of equity compensation plan, net of tax withholdings (941 shares)	94	(26,800)	—	—	—	(26,706)	—	(26,706)
Dividend reinvestment plan (4,184 shares at $36.06 per share)	418	150,429	—	—	—	150,847	—	150,847
Value of assumed options in Merger	—	109,346	—	—	—	109,346	—	109,346
Value of assumed other equity compensation plan in Merger	—	12,644	—	—	—	12,644	—	12,644
Grant of stock as payment of directors fees (9 shares at an average of $35.94 per share)	1	312	—	—	—	313	—	313
Deferred compensation directors	—	1,444	—	—	—	1,444	—	1,444
Issuance of common stock (10,925 shares at an average of $40.32 per share)	1,093	438,229	—	—	—	439,322	—	439,322
Issuance of common stock – Merger – related (43,713 shares)	4,371	1,776,505	—	—	—	1,780,876	—	1,780,876
Common dividends ($2.18 per share)	—	—	—	(358,372)	—	(358,372)	—	(358,372)
OP units issuance (9,165 units)	—	—	—	—	—	—	373,394	373,394
Cash conversion of OP units (209 units)	—	—	—	—	—	—	(7,251)	(7,251)
OP units distributions	—	—	—	—	—	—	(11,636)	(11,636)
Foreign currency translation	—	—	—	—	(8,027)	(8,027)	(386)	(8,413)
Cash flow hedges	—	—	—	—	(685)	(685)	(33)	(718)
Net income	—	—	224,524	—	—	224,524	8,791	233,315
Balance at December 31, 2015 (187,399 shares & 8,956 OP Units)	$18,740	$4,609,474	$1,372,522	$(2,254,038)	$(8,712)	$3,737,986	362,879	$4,100,865

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$233,315	$221,349	$172,521
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,703	123,257	128,646
Provision for impairment on real estate properties	17,681	3,660	415
Provision for uncollectible mortgages, notes and accounts receivable	7,871	2,723	2,141
Amortization of deferred financing costs and refinancing costs	35,827	7,500	(8,333)
Accretion of direct financing leases	(11,007)	(9,787)	(770)
Restricted stock amortization expense	11,133	8,592	5,942
(Gain) loss on assets sold – net	(6,353)	(2,863)	1,151
Amortization of acquired in-place leases - net	(13,846)	(4,986)	(5,083)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	248	(2,264)	867
Straight-line rent receivables	(36,057)	(20,956)	(26,899)
Lease inducements	994	2,656	3,080
Effective yield receivable on mortgage notes	(4,065)	(2,878)	(1,757)
Other operating assets and liabilities	17,441	11,537	8,028
Net cash provided by operating activities	463,885	337,540	279,949
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(294,182)	(131,689)	(32,515)
Cash acquired in merger	84,858	—	—
Investment in construction in progress	(164,226)	—	—
Investment in direct financing leases	(6,793)	—	(528,675)
Placement of mortgage loans	(14,042)	(529,548)	(3,378)
Proceeds from sale of real estate investments	41,543	4,077	2,292
Capital improvements to real estate investments	(26,397)	(17,917)	(31,347)
Proceeds from other investments	45,871	13,589	30,962
Investments in other investments	(65,402)	(9,441)	(36,655)
Collection of mortgage principal	1,359	122,984	485
Net cash used in investing activities	(397,411)	(547,945)	(598,831)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,826,000	900,000	511,000
Payments on credit facility borrowings	(1,681,000)	(1,141,000)	(343,000)
Receipts of other long-term borrowings	1,838,124	842,148	159,355
Payments of other long-term borrowings	(2,187,314)	(242,544)	(114,642)
Payments of financing related costs	(54,721)	(17,716)	(3,234)
Receipts from dividend reinvestment plan	150,847	71,487	55,825
Payments for exercised options and restricted stock – net	(26,706)	(3,577)	(5,774)
Net proceeds from issuance of common stock	439,322	61,981	278,373
Dividends paid	(358,232)	(258,501)	(218,116)
Distributions to OP Unit Holders	(11,636)	—	—
Net cash (used in) provided by financing activities	(65,316)	212,278	319,787

Increase in cash and cash equivalents	1,158	1,873	905
Effect of foreign currency translation on cash and cash equivalents	(223)	—	—
Cash and cash equivalents at beginning of year	4,489	2,616	1,711
Cash and cash equivalents at end of year	$5,424	$4,489	$2,616
Interest paid during the year, net of amounts capitalized	$145,929	$110,919	$100,716

Non-cash investing and financing activities:

	Year Ended December 31,
	2015	2014	2013
Non-cash investing activities
Non-cash acquisition of business (see Note 3 for details)	$(3,602,040)	$—	$—
Total	$(3,602,040)	$—	$—
Non-cash financing activities
Assumed Aviv debt	$1,410,637	$—	$—
Stock exchanged in Merger	1,902,866	—	—
OP Units exchanged in Merger	373,394	—	—
Cash flow hedges	718	—	—
Total	$3,687,615	$—	$—

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States and the United Kingdom. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Omega was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. In April 2015, Aviv REIT, Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly-owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among the Company, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Omega (“Merger Sub”), OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP”), and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion and following the consummation of the Aviv Merger, substantially all of the Company’s assets are held by Omega OP.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of December 31, 2015, the Company owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 5% of the Omega OP Units.

Consolidation

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP and (iii) all direct and indirect wholly-owned subsidiaries of Omega. All inter-company transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurement

The Company measures and discloses the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•	Level 1 - quoted prices for identical instruments in active markets;

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	Level 2 - quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 - fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and classifies such items in Level 2.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and or market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, these items could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow and Monte Carlo valuation models.

Risks and Uncertainties

Our Company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and growing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the rising cost of healthcare services (see Note 9 – Concentration of Risk).

Business Combinations

We record the purchase of properties to net tangible and identified intangible assets acquired and liabilities assumed at their fair value. In making estimates of fair value for purposes of recording the purchase, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities as well as other critical valuation metrics such as capitalization rates and discount rates used to estimate the fair value of the tangible and intangible assets acquired (Level 3). When liabilities are assumed as part of a transaction, we consider information obtained about the liabilities and use similar valuation metrics (Level 3). In some instances when debt is assumed and an identifiable active market for similar debt is present, we use market interest rates for similar debt to estimate the fair value of the debt assumed (Level 2). The Company determines fair value as follows:

•	Land is determined based on third party appraisals.

•	Buildings and site improvements acquired are valued using a combination of discounted cash flow projections that assume certain future revenues and costs and consider capitalization and discount rates using current market conditions as well as replacement cost analysis.

•	Furniture and fixture is determined based on third party appraisals.

•	Intangible assets acquired are valued using a combination of discounted cash flow projections as well as other valuation techniques based on current market conditions for the intangible asset being acquired. When evaluating below market leases we consider extension options controlled by the lessee in our evaluation. For additional information regarding above and below market leases assumed as part of an acquisition see “In-Place Leases" below.

•	Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	Assumed debt balances are valued by discounting the remaining contractual cash flows using a current market rate of interest.

•	Stock based compensation and noncontrolling interests are valued using a stock price on the acquisition date.

•	Goodwill represents the purchase price in excess of the fair value of assets acquired and liabilities assumed and the cost associated with expanding our investment portfolio. Goodwill is not amortized.

Real Estate Investments and Depreciation

The costs of significant improvements, renovations and replacements, including interest are capitalized. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Expenditures for maintenance and repairs are charged to operations as they are incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings, eight to 15 years for site improvements, and three to 10 years for furniture, fixtures and equipment. Leasehold interests are amortized over the shorter of the estimated useful life or term of the lease.

As of December 31, 2015 and 2014, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2015 and 2014, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014.

Lease Accounting

At the inception of the lease and during the amendment process, we evaluate each lease to determine if the lease should be considered an operating lease, sales-type lease, or direct financing lease. We have determined that all but seven of our leases should be accounted for as operating leases. The other seven leases are accounted for as direct financing leases.

For leases accounted for as operating leases, we retain ownership of the asset and record depreciation expense, see “Business Combinations” and “Real Estate Investments and Depreciation” above for additional information regarding our investment in real estate leased under operating lease agreements. We also record lease revenue based on the contractual terms of the operating lease agreement which often includes annual rent escalators, see “Revenue Recognition” below for further discussion regarding the recordation of revenue on our operating leases.

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Certain direct financing leases include annual rent escalators; see “Revenue Recognition” below for further discussion regarding the recording of interest income on our direct financing leases. As of December 31, 2015 and 2014, $3.3 and $3.4 million, respectively, of unamortized direct costs related to originating the direct financing leases have been deferred and recorded in our Consolidated Balance Sheets.

In-Place Leases

In-place lease assets and liabilities result when we assume a lease as part of a facility purchase or business combination. The fair value of in-place leases consists of the following components, as applicable (1) the estimated cost to replace the leases, and (2) the above or below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place at the time of acquisition to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively in “other assets” and “accrued expenses and other liabilities,” and amortized on a straight-line basis as decreases and increases, respectively, to rental income over the estimated remaining term of the underlying leases. Should a tenant terminate the lease, the unamortized portion of the Lease Intangible is recognized immediately as income or expense.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2015 and 2014, we had $110.2 million and $20.4 million, respectively, of below market lease liabilities and $7.8 million and $2.4 million, respectively, of above market lease assets recorded on our Consolidated Balance Sheets. We expect net amortization of the in-place leases to increase rental income by:

(in millions)
2016	$16.0
2017	14.8
2018	13.1
2019	12.0
2020	11.7
Thereafter	34.8
Total	$102.4

For the years ended December 31, 2015, 2014 and 2013, we have amortized $13.8 million, $5.0 million and $5.1 million, respectively, as a net increase to rental income. Amounts presented above include the preliminary purchase accounting for the Aviv Merger, see Note 3 - Properties. For additional information, see Note 8 – Intangibles.

Asset Impairment

Management evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

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

For the years ended December 31, 2015, 2014 and 2013, we recognized impairment losses of $17.7 million, $3.7 million and $0.4 million, respectively. The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect to receive for the sale of closed facilities. For additional information, see Note 3 – Properties and Note 7 – Assets Held For Sale.

Loan and Direct Financing Lease Impairment

Management evaluates our outstanding mortgage notes, direct financing leases and other notes receivable for impairment. When management identifies potential loan or direct financing lease impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents or direct financing leases, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan or direct financing lease, the loan or direct financing lease is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan or direct financing lease is written down to the fair value of the collateral. The fair value of the loan or direct financing lease is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impaired loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost-recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of December 31, 2015 we had $3.0 million of reserves on our loans and no reserves on our direct financing leases. As of December 31, 2014, we had no reserves on our loans or direct financing leases. For additional information, see Note 4 – Direct Financing Leases, Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments.

Assets Held for Sale

We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property's value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation. For additional information, see Note 7 – Assets Held for Sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value. The majority of our cash and cash equivalents are held at major commercial banks.

Restricted Cash

Restricted cash consists primarily of funds escrowed for tenants’ security deposits required by us pursuant to certain contractual terms (see Note 10 – Lease and Mortgage Deposits).

Accounts Receivable

Accounts receivable includes: contractual receivables, effective yield interest receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts. Contractual receivables relate to the amounts currently owed to us under the terms of the lease agreement. Effective yield interest receivables relate to the difference between the interest income recognized on an effective yield basis over the term of the loan agreement and the interest currently due to us according to the contractual agreement. Straight-line receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts due to us contractually. Lease inducements result from value provided by us to the lessee at the inception or renewal of the lease are amortized as a reduction of rental revenue over the non cancellable lease term.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of our net receivables by type is as follows:

	December 31,
	2015	2014
	(in thousands)

Contractual receivables	$8,452	$4,799
Effective yield interest receivables	9,028	6,232
Straight-line receivables	175,709	143,652
Lease inducements	10,982	13,571
Allowance	(309)	(78)
Accounts receivable – net	$203,862	$168,176

We continuously evaluate the payment history and financial strength of our operators and have historically established allowance reserves for straight-line rent receivables from operators that do not meet our requirements. We consider factors such as payment history, the operator’s financial condition as well as current and future anticipated operating trends when evaluating whether to establish allowance reserves.

In 2015, we wrote-off $3.2 million of straight-line rent receivables and $1.5 million of effective yield interest receivables associated with four facilities that will transition to a new operator and three mortgages that will be repaid prior to their maturity. This transaction closed in 2016.

In 2014, we wrote-off (i) $0.8 million of straight-line rent receivables associated with a lease amendment to an existing operator for two facilities that were transitioned to a new operator and (ii) $2.0 million of effective yield interest receivables associated with the termination of a mortgage note that was due November 2021. See Note 3 – Properties and Note 5 – Mortgage Notes Receivable for additional information.

Goodwill Impairment

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

In the first step of the two-step goodwill impairment test (“Step 1”), we compare the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by reference to the market capitalization of the Company as determined through quoted market prices and adjusted for other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step (“Step 2”) of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform Step 2 of the process because the fair value of the reporting unit has significantly exceeded its book value at the measurement date. There was no impairment of goodwill during 2015.

Income Taxes

We were organized to qualify for taxation as a REIT under Section 856 through 860 of the Internal Revenue Code (“Code”). As long as we qualify as a REIT; we will not be subject to federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions. However, with respect to certain of our subsidiaries that have elected to be treated as taxable REIT subsidiaries (“TRSs”), we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur. For additional information on income taxes, see Note 13 – Taxes.

Revenue Recognition

We have various different investments that generate revenue, including leased and mortgaged properties, as well as other investments, including working capital loans. We recognize rental income and other investment income as earned over the terms of the related leases and notes, respectively. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. In applying the effective interest method, the effective yield on a loan is determined based on its contractual payment terms, adjusted for prepayment terms.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

We recognize stock-based compensation expense adjusted for estimated forfeitures to employees and directors, in “general and administrative” in our Consolidated Statements of Operations and Comprehensive Income on a straight-line basis over the requisite service period of the awards, see Note 16 – Stock-Based Compensation for additional details.

Deferred Financing Costs and Original Issuance Premium and/or Discounts for Debt Issuance

External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. The deferred financing costs are included in “other assets” in our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. All premium and discounts are recorded as an addition to or reduction from debt in our Consolidated Balance Sheets. Amortization of financing costs and original issuance premium or discounts total $7.0 million, $4.5 million and $2.8 million in 2015, 2014 and 2013, respectively, and are classified as “interest - amortization of deferred financing costs” in our Consolidated Statements of Operations and Comprehensive Income. When financings are terminated, unamortized deferred financing costs and unamortized premium or discounts, as well as charges incurred for the termination, are recognized as expense or income at the time the termination is made. Gains and losses from the extinguishment of debt are presented in “interest-refinancing (costs) gain” in our Consolidated Statements of Operations and Comprehensive Income.

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period. Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock units and the assumed issuance of additional shares related to Omega OP Units held by outside investors. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents that participate in undistributed earnings with common stockholders are considered participating securities that shall be included in the two-class method of computing basic EPS. The impact of the two class method is immaterial. For additional information, see Note 20 – Earnings Per Share.

Redeemable Limited Partnership Unitholder Interests and Noncontrolling Interests

As of April 1, 2015 and after giving effect to the Aviv Merger, the Company owned approximately 138.8 million Omega OP Units and Aviv OP owned approximately 52.9 million Omega OP Units. Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to the Company’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in the Partnership Agreement. Effective June 30, 2015, the Company (through Merger Sub, in its capacity as the general partner of Aviv OP) caused Aviv OP to make a distribution of Omega OP Units held by Aviv OP (or equivalent value) to Aviv OP investors (the “Aviv OP Distribution”) in connection with the liquidation of Aviv OP. As a result of the Aviv OP Distribution, Omega directly and indirectly owned approximately 95% of the outstanding Omega OP Units, and the other investors own approximately 5% of the outstanding Omega OP Units. As a part of the Aviv OP Distribution, Omega settled approximately 0.2 million units via cash settlement. As of December 31, 2015, Omega directly and indirectly owns approximately 95% of the outstanding Omega OP Units, and the other investors own approximately 5% of the outstanding Omega OP Units.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Omega OP not attributable to the Company. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, on our Consolidated Balance Sheets. We include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Operations and Comprehensive Income.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As our ownership of a controlled subsidiary increases or decreases, any difference between the aggregate consideration paid to acquire the noncontrolling interests and our noncontrolling interest balance is recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest.

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the United States. The functional currency for our consolidated subsidiaries operating in countries other than the United States is the principal currency in which the entity primarily generates and expends cash. For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. Gains and losses resulting from this translation are included in accumulated other comprehensive loss (“AOCL”) as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Revenue and expense accounts are translated using an average exchange rate for the period.

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

Derivative Instruments

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, whereas the change in fair value of the ineffective portion is recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At December 31, 2015, we had $0.7 million of qualifying cash flow hedges recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheet.

Related Party Transactions

The Company has a policy which generally requires related party transactions to be approved or ratified by the Audit Committee. As part of our acquisition of entities owning 143 skilled nursing facilities in June 2010, we acquired entities owning skilled nursing facilities with existing leases in place to LHCC Properties, LLC (“LHCC”) a subsidiary of Laurel Healthcare Holdings, Inc. (“Laurel”). A member of the Board of Directors of the Company, together with certain members of his immediate family, beneficially owned approximately 34% of the equity of Laurel. Our lease with LHCC generated approximately $1 million of rental income in both 2014 and 2013. In connection with the Aviv Merger, we acquired operating leases with LHCC for an additional 28 facilities. Together, our leases with LHCC generated approximately $23.0 million of rental income in 2015. In 2016, the Company acquired 10 SNFs from Laurel and an unrelated third party acquired all of the outstanding equity interests of Laurel, including the interests previously owned by the director and his family as further described within Note 22 –Subsequent Events.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

In August 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The acquirer must still disclose the amounts and reasons for adjustments to provisional amounts and the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. We adopted ASU 2015-16 in December 2015, and disclosed the impact of measurement-period adjustments resulting from a business combination in Note 3 – Properties.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 782 SNFs, 85 ALFs, 16 specialty facilities and one medical office building at December 31, 2015, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the single leases and master leases provide for minimum annual rentals that are typically subject to annual increases. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2015	2014
	(in thousands)
Buildings	$5,514,820	$2,745,872
Site improvements and equipment	558,222	227,411
Land	670,916	250,502
	6,743,958	3,223,785
Less accumulated depreciation	(1,019,150)	(821,712)
Total	$5,724,808	$2,402,073

At December 31, 2015, we have approximately $194.3 million of projects currently under development which includes $3.7 million of capitalized interest.

The future minimum estimated contractual rents due for the remainder of the initial terms of the leases are as follows at December 31, 2015:

(in thousands)
2016	$628,906
2017	638,232
2018	619,251
2019	592,657
2020	600,652
Thereafter	3,198,157
Total	$6,277,855

The following tables summarize the significant transactions that occurred from 2013 to 2015. The 2015 table excludes the acquisition of Care Homes in the United Kingdom and the Aviv Merger in the second quarter of 2015, which are discussed separately below.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2015 Acquisitions and Other

	Number of Facilities			Number of Operating	Total		Land	Building & Site Improvements	Furniture & Fixtures	Initial Cash Yield
Period	SNF	ALF	State	Beds	Investment		(in millions)			(%)
Q1	1	-	TX	93	$6.8		$0.1	$6.1	$0.6	9.50
Q3	6	-	NE	530	15.0		1.4	12.1	1.5	9.00
Q3	1	2	WA	136	18.0		2.2	14.9	0.9	8.00
Q3	-	2	GA	125	10.8		1.2	9.0	0.6	7.00
Q3	1	-	VA	300	28.5	(1)	1.9	24.2	2.4	9.25
Q3	2	-	FL	260	32.0	(4)	1.4	29.0	1.6	9.00
Q3	-	-	NY	-	111.7	(2)(3)	111.7	-	-	-
Q4	1	-	AZ	6	0.6	(3)	0.3	0.3	-	9.00
Q4	1	-	TX	92	5.3		1.8	3.0	0.5	9.50
Total	13	4		1,542	$228.7		$122.0	$98.6	$8.1

(1)	In July 2015, we leased the facility to a new operator with an initial lease term of 10 years.
(2)	On July 24, 2015, we purchased five buildings located in New York City, New York for approximately $111.7 million. We and our operator plan to construct a 201,000 square-foot assisted living and memory care facility. The properties were added to the operator’s existing master lease. The lease provides for a 5% annual cash yield on the land during the construction phase. Upon issuance of a certification of occupancy, the annual cash yield will increase to 7% in year one and 8% in year two with annual 2.5% annual escalators thereafter.
(3)	Accounted for as an asset acquisition.
(4)	The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment one the analyses are completed.

For the year ended December 31, 2015, we recognized revenue attributable to the aforementioned acquisitions of approximately $4.9 million and net income attributable to the acquisitions of approximately $2.3 million. Acquisition costs related to the above were expensed as period costs. For the year ended December 31, 2015, we expensed $2.2 million of acquisition related costs. No goodwill was recorded in connection with these acquisitions.

Acquisition of Care Homes in the United Kingdom

On May 1, 2015, we closed on a purchase/leaseback Care Homes Transaction (the “Care Homes Transaction”) for 23 care homes located in the United Kingdom and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them back to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to assisted living facilities (“ALFs”) in the United States, are located throughout the East Anglia region (north of London) of the United Kingdom. Healthcare Homes is headquartered in Colchester (Essex County), England. We recorded approximately $193.8 million of assets consisting of land ($20.7 million), building and site improvements ($152.1 million), furniture and fixtures ($5.3 million) and goodwill ($15.7 million).

In 2015, we incurred approximately $3.2 million in acquisition related costs associated with the Care Homes Transaction. For the year ended December 31, 2015, we recognized approximately $9.5 million of rental revenue in connection with the Care Homes Transaction.

Aviv Merger

On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building, two mortgages and other investments. The facilities are located in 31 states and are operated by 38 third-party operators. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April, 1, 2015, we estimate the fair value of the consideration exchanged or assumed to be approximately $3.9 billion. Omega's estimated fair values of Aviv’s assets acquired and liabilities assumed on the Aviv Merger date are determined based on certain valuations and analyses. The Company has not yet finalized its analysis of the fair value of acquired land and buildings and intangible assets and liabilities. As such the amounts reflected below for those items are subject to further adjustment. Any change may have an impact on the reported goodwill.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table highlights the preliminary fair value of the assets acquired and liabilities assumed on April 1, 2015:

(in thousands)
Estimated fair value of assets acquired:
Land and buildings	$3,108,078
Investment in direct financing leases	26,823
Mortgages notes receivable	19,246
Other investments	23,619
Total investments	3,177,766
Goodwill	630,404
Accounts receivables and other assets	15,500
Cash acquired	84,858
Fair value of total assets acquired	$3,908,528

Estimated fair value of liabilities assumed:
Accrued expenses and other liabilities	$221,631
Debt	1,410,637
Fair value of total liabilities assumed	1,632,268

Value of shares and OP units exchanged(a)	2,276,260

Fair value of consideration	$3,908,528

(a)	Includes the fair value of stock compensation plans assumed.

In 2015, we incurred approximately $52.1 million in acquisition related costs associated with the Aviv Merger. For the year ended December 31, 2015, we recognized approximately $188.4 million of total revenue in connection with the Aviv Merger.

Included within accrued expenses and other liabilities is a $67.3 million contingent liability related to a leasing arrangement with an operator assumed as a result of the Aviv Merger.

During the fourth quarter of 2015, we adjusted the preliminary fair value of the in place lease assets and liabilities that we provisionally recognized on April 1, 2015 in connection with the Aviv Merger. We increased the fair value of the in place lease assets and in place lease liabilities to $8.2 million and $105.5 million, respectively which resulted in a $79.0 million net increase in goodwill (see Note 8 – Intangibles). The change to the provisional amounts resulted in an $8.2 million increase in rental income, of which $2.7 million relates to the second and third quarters of 2015, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2014 Acquisitions and Other

	Number of Facilities			Number of	Total	Land	Building & Site Improvements	Furniture & Fixtures	Initial Cash Yield
Period	SNF	ALF	State	Operating Beds	Investment	(in millions)			(%)
Q1	-	1	AZ	90	$4.7	$0.4	$3.9	$0.4	9.75
Q2/Q3	3	-	GA, SC	345	34.6	0.9	32.1	1.6	9.50
Q3	1	-	TX	125	8.2	0.4	7.4	0.4	9.75
Q4	-	4	PA,OR,AR	371	84.2	5.1	76.7	2.4	6.00
	4	5		931	$131.7	$6.8	$120.1	$4.8

For the year ended December 31, 2014, we recognized revenue attributable to the acquisitions of approximately $3.2 million and net income attributable to the acquisitions of approximately $1.2 million. Acquisition costs related to the above transactions were expensed as period costs. For the year ended December 31, 2014, we expensed $3.9 million of acquisition related costs.

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

2013 Acquisitions and Other

	Number of Facilities			Number of Operating	Total		Land	Building & Site Improvements	Furniture & Fixtures	Initial Cash Yield
Period	SNF	ALF	State	Beds	Investment		(in millions)			(%)
Q4	-	1	FL	97	$10.3		$0.6	$9.0	$0.7	7.25
Q4	4	-	IN	384	25.2	(1)	0.7	21.8	2.7	9.70
Total	4	1		481	$35.5		$1.3	$30.8	$3.4

(1)	On October 31, 2013, we recorded approximately $3.0 million to below market leases as a result of the transaction for a total investment of $25.2 million.

Acquisition costs related to the above transactions were expensed as a period cost. For the year ended December 31, 2013, we expensed $0.2 million of acquisition related costs.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pro Forma Acquisition Results

The facilities acquired in 2015 and 2014 are included in our results of operations from the dates of acquisition. The following unaudited pro forma results reflect the impact of the acquisitions as if they occurred on January 1, 2014. In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made. The following pro forma information is not indicative of future operations.

	Pro Forma
	Year Ended December 31,
	2015	2014
	(in thousands, except per share amounts, unaudited)
Pro forma revenues	$817,642	$789,270
Pro forma net income	$258,927	$318,271

Earnings per share – diluted:
Net income – as reported	$1.29	$1.74
Net income – pro forma	$1.33	$1.74

Asset Sales, Impairments and Other

In 2015, we sold seven SNFs (four previously held-for-sale) for total cash proceeds of approximately $41.5 million, generating a gain of approximately $6.4 million. We also recorded a total of $17.7 million provision for impairment related to six SNFs to reduce their net book value to their estimated fair value less costs to sell. To estimate the fair value of these facilities we utilized a market approach and Level 3 inputs. Two of the facilities are reclassified as assets held for sale.

In 2014, we sold four SNFs (three previously held-for-sale) and a parcel of land for total cash proceeds of $4.1 million, resulting in a $2.9 million gain. We also closed two SNFs and recorded a $3.7 million provision for impairment related to these facilities. To estimate the fair value of these facilities we utilized a market approach and Level 3 inputs. See Note 7 – Assets Held For Sale for more details.

In 2013, we sold one SNF and a parcel of land for total cash proceeds of $2.3 million resulting in a $1.2 million loss.

NOTE 4 – DIRECT FINANCING LEASES

The components of investment in direct financing leases consist of the following:

	December 31,
	2015	2014
	(in thousands)
Minimum lease payments receivable	$4,320,876	$4,244,067
Less unearned income	(3,733,175)	(3,704,835)
Investment in direct financing leases - net	$587,701	$539,232

Properties subject to direct financing leases	59	56

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2015 and 2014 we had seven direct financing leases with four different operators. The following table summarizes the investment in the direct financing leases by operator:

	December 31,
	2015	2014
	(in thousands)
New Ark	$560,308	$539,232
Reliance Health Care Management, Inc.	15,509	-
Sun Mar Healthcare	11,381	-
Markleysburg Healthcare Investors, LP	503	-
Investment in direct financing leases - net	$587,701	$539,232

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

Additionally, in June and July of 2014, we purchased three facilities and subsequently leased them to New Ark under a twelve-year master lease expiring in 2026. The 2014 three facility lease is being accounted for as an operating lease.

Aviv Merger

On April 1, 2015, we acquired two additional direct financing leases as a result of the Aviv Merger.

As of December 31, 2015, the following minimum rents are due under our direct financing leases for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$50,141	$50,647	$51,905	$53,180	$54,475

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2015, mortgage notes receivable relate to 26 fixed rate mortgages on 58 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states, operated by eight independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2015	2014
	(in thousands)

Mortgage note due 2023; interest at 11.00%	$69,928	$69,928
Mortgage note due 2024; interest at 9.64%	112,500	112,500
Mortgage note due 2029; interest at 9.23%	413,399	414,550
Other mortgage notes outstanding (1)	83,968	51,101
Mortgage notes receivable, gross	679,795	648,079
Allowance for loss on mortgage notes receivable	—	—
Total mortgages — net	$679,795	$648,079
(1)	Other mortgage notes outstanding have stated interest rates ranging from 8.35% to 12.0% and maturity dates through 2046.

Mortgage Note due 2023

The $69.9 million mortgage note is secured by seven facilities located in Maryland. The interest rate will accrue at a fixed rate of 11% per year through April 2018. After April 2018, the interest rate will increase to 13.75% per year. The mortgage note matures in December 2023.

$112.5 Million of Mortgage Note due 2024

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator. The loan is secured by 7 SNFs and 2 ALFs totaling 798 operating beds located in Pennsylvania (7) and Ohio (2). The loan is cross-defaulted and cross-collateralized with our existing master lease with the operator.

$415 Million of Refinancing/Consolidating Mortgage Loans due 2029

On June 30, 2014, we entered into an agreement to refinance/consolidate $117 million in existing mortgages with maturity dates ranging from 2021 to 2023 on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities. The new $415 million mortgage matures in 2029 and is secured by 31 facilities totaling 3,430 licensed beds all located in the state of Michigan. The new loan bore an initial annual cash interest rate of 9.0% and increases by 0.225% per year (e.g., beginning in year 2 the interest rate will be 9.225%, in year 3 the rate will be 9.45%, etc.).

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2015	2014
	(in thousands)

Other investment note due 2015; interest at 10.00%	$—	$5,439
Other investment note due 2020; interest at 10.00%	23,000	20,000
Other investment note due 2023; interest at 9.00%	5,470	—
Other investment note due 2030; interest at 6.66%	26,966	—
Other investment notes outstanding (1)	36,823	23,513
Other investments, gross	92,259	48,952
Allowance for loss on other investments	(2,960)	—
Total other investments	$89,299	$48,952
(1)	Other investment notes have maturity dates through 2027 and interest rates ranging from 6.50% to 12.0%.

Other Investment Note due 2020

In December 2015, we amended our five year $28.0 million loan agreement with an existing operator. The amendment permits the operator to re-borrow $6.0 million under the original loan agreement. Omega funded $6.0 million to the operator in December 2015. The loan bears interest at 10% per annum and the maturity date was extended from 2017 to 2020. As of December 31, 2015, approximately $23.0 million remains outstanding.

Other Investment Note due 2030

On June 30, 2015, we entered into a $50.0 million revolving credit facility with an operator. The note bears interest at approximately 6.66% and matures in 2030. As of December 31, 2015, approximately $27.0 million has been drawn and remains outstanding.

NOTE 7 – ASSETS HELD FOR SALE

	Properties Held-For-Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2013 (1)	4	$1,356
Properties sold (2)	(3)	(686)
Properties added	3	12,122
December 31, 2014 (1)	4	$12,792
Properties sold/other (3)	(5)	(16,877)
Properties added (4)	4	10,684
December 31, 2015 (5)	3	$6,599
(1)	Includes one parcel of land and three facilities.
(2)	In 2014, we sold these facilities for approximately $2.8 million in net proceeds recognizing a gain on sale of approximately $2.0 million.
(3)	In 2015, the parcel of land was reclassified to closed facilities. In addition, we sold four facilities for approximately $25.5 million in net proceeds recognizing a gain on sale of approximately $8.8 million.
(4)	In 2015, we recorded a $3.0 million impairment charge on a SNF in New Mexico to reduce its net book value to its estimated fair value less costs to sell.
(5)	Includes three facilities.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8 – INTANGIBLES

The following is a summary of our intangibles as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Assets:
Goodwill	$645,683	$—

Above market lease intangibles	$21,901	14,576
In-place lease intangibles	386	—
Accumulated amortization	(14,162)	(12,166)
Net intangible assets	$8,125	$2,410

Liabilities:
Below market lease intangibles	$165,331	$59,785
Accumulated amortization	(55,131)	(39,352)
Net intangible liabilities	$110,200	$20,433

Goodwill was recorded in connection with the Aviv Merger and Care Homes Transaction and is shown as a separate line on our Consolidated Balance Sheets. Above market lease intangibles and in-place lease intangibles, net of accumulated amortization, are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles are included in accrued expenses and other liabilities on our Consolidated Balance Sheets. As disclosed in Note 3 – Properties, the amounts presented above are subject to further adjustment upon completion of purchase accounting for the Aviv Merger.

For the years ended December 31, 2015, 2014 and 2013, our net amortization related to intangibles was $13.9 million, $5.0 million and $5.1 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2016 – $16.1 million; 2017 – $14.8 million; 2018 – $13.1 million; 2019 – $12.0 million and 2020 - $11.7 million. As of December 31, 2015 the weighted average remaining amortization period of in place lease assets and in place lease liabilities is 5.6 years and 8.2 years, respectively.

The following is a reconciliation of our goodwill as of December 31 2015:

(in thousands)
Balance as of December 31, 2014	$—
Balance as of March 31, 2015	—
Add: Aviv Merger	526,807
Add: acquisition of Care Homes	15,701
Add: foreign currency translation	585
Balance as of June 30, 2015	543,093
Add: additional valuation adjustments related to preliminary valuations (see Note 3 – Aviv Merger)	12,261
Less: foreign currency translation	(605)
Balance as of September 30, 2015	554,749
Add: additional valuation adjustments related to preliminary valuations (see Note 3 – Aviv Merger)	91,336
Add: additional valuation adjustments related to preliminary valuations (see Note 3 – Care Homes acquisition)	5
Less: foreign currency translation	(407)
Balance as of December 31, 2015	$645,683

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 - CONCENTRATION OF RISK

As of December 31, 2015, our portfolio of real estate investments consisted of 949 healthcare facilities, located in 42 states and the United Kingdom that are operated by 83 third party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.0 billion at December 31, 2015, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 782 SNFs, 85 ALFs, 16 specialty facilities, one medical office building, fixed rate mortgages on 56 SNFs and two ALFs, and seven SNFs that are closed/held-for-sale. At December 31, 2015, we also held miscellaneous investments of approximately $89.3 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2015, the three states in which we had our highest concentration of investments were Ohio (10%), Texas (9%) and Florida (9%). No single operator or manager generated more than 8% of our total revenues for the year ended December 31, 2015.

NOTE 10 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits, security deposits and letters of credit from most operators pursuant to our lease and mortgage agreements with the operators. These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of our investments. At December 31, 2015, we held $5.8 million in liquidity deposits, $50.6 million in security deposits and $68.7 million in letters of credit. The liquidity deposits, security deposits and the letters of credit may be used in the event of lease and or loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. Liquidity deposits are recorded as restricted cash on our Consolidated Balance Sheets with the offset recorded as a liability in accrued expenses and other liabilities on our Consolidated Balance Sheets. Security deposits related to cash received from the operator are recorded in accrued expenses and other liabilities on our Consolidated Balance Sheets. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate or personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 11 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Rate as of December 31,	December 31,
	Maturity	2015	2015	2014
			(in thousands)
Secured borrowings:
GE term loan	2019	4.00%	$180,000	$—
HUD mortgages assumed June 2010	—	—	—	120,665
HUD mortgages assumed October 2011	—	—	—	24,441
HUD mortgages assumed December 2011(1)	2044	3.06%	56,204	57,416
HUD mortgages assumed December 2012	—	—	—	35,358
			236,204	237,880
Premium – net			—	13,574
Total secured borrowings			236,204	251,454

Unsecured borrowings:
Revolving line of credit	2018	1.72%	230,000	85,000
Tranche A-1 term loan	2019	1.92%	200,000	200,000
Tranche A-2 term loan	2017	1.77%	200,000	—
Omega OP term loan	2017	1.77%	100,000	—
2015 term loan	2022	2.14%	250,000	—
			980,000	285,000

2020 notes	—	—	—	200,000
2022 notes	—	—	—	575,000
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2026 notes	2026	5.25%	600,000	—
2027 notes	2027	4.50%	700,000	—
Subordinated debt	2021	9.00%	20,000	20,000
			2,370,000	1,845,000
Discount - net			(17,118)	(2,951)
Total unsecured borrowings			3,332,882	2,127,049
Total – net			$3,569,086	$2,378,503
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at December 31, 2015 excluding a third-party administration fee of approximately 0.5%. Secured by real estate assets with a net carrying value of $95.4 million.

Secured Borrowings

General Electric Term Loan

On April 1, 2015, as a result of the Aviv Merger, we assumed a $180 million secured term loan with General Electric Capital Corporation (“GE”). This loan is secured by real estate assets having a net carrying value of $295.5 million at December 31, 2015. On each payment date, we pay interest only (in arrears) on any outstanding principal balance until February 1, 2017 when principal and interest will be paid in arrears based on a thirty year amortization schedule. The interest rate is based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at December 31, 2015 was 4.00%. The initial term expires in December 2019 with the full balance of the loan due at that time.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

HUD Mortgages Loans Payoff

On December 31, 2015, we paid approximately $25.1 million to retire two mortgage loans guaranteed by the U.S. Department of Housing and Urban Development (“HUD”). The loans were assumed as part of an acquisition in a prior year, and had a blended interest rate of 5.5% per annum with maturities on March 1 and April 1, 2036. The payoff resulted in a $0.9 million gain on the extinguishment of the debt due to the write-off of the $2.1 million unamortized fair value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $1.2 million.

On April 30, 2015, we paid approximately $9.1 million to retire one mortgage loan guaranteed by HUD. The loan was assumed as part of an acquisition in a prior year, and had an interest rate of 4.35% per annum with maturity on March 1, 2041. The payoff resulted in a $1.0 million gain on the extinguishment of the debt due to the write-off of the $1.5 million unamortized fair value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $0.5 million.

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

Unsecured Borrowings

Unsecured Credit Facility

On June 27, 2014, we entered into a credit agreement (as amended, the “2014 Credit Agreement”) providing us with $1.2 billion unsecured credit facility, comprised of a $1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $200 million senior unsecured term loan facility (the “Term Loan Facility” or “Tranche A-1 Term Loan Facility,” and, collectively, the “2014 Credit Facilities”). The 2014 Credit Facilities replaced the Company’s previous $700 million senior unsecured credit facility (the “2012 Credit Facility”).

On April 1, 2015, we entered into a First Amendment to Credit Agreement (the “First Amendment to Omega Credit Agreement”) which amended the 2014 Credit Facilities. Under the First Amendment to Omega Credit Agreement, the Company (i) increased the aggregate revolving commitment amount under the Revolving Credit Facility from $1 billion to $1.25 billion and (ii) obtained a $200 million senior unsecured incremental term loan facility (the “Acquisition Term Loan Facility” or “Tranche A-2 Term Loan Facility”).

Borrowings under the Revolving Credit Facility bear interest at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points). The Revolving Credit Facility is used for acquisitions and general corporate purposes. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Tranche A-1 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Tranche A-1 Term Loan Facility matures on June 27, 2019.

The Tranche A-2 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Tranche A-2 Term Loan Facility matures on June 27, 2017, subject to Omega’s option to extend the maturity date of the Tranche A-2 Term Loan Facility twice, the first extension until June 27, 2018 and the second extension until June 27, 2019.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Omega OP Term Loan Facility

On April 1, 2015, Omega OP entered into a credit agreement (the “Omega OP Credit Agreement”) providing it with a $100 million senior unsecured term loan facility (the “Omega OP Term Loan Facility”). The Omega OP Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Omega OP Term Loan Facility matures on June 27, 2017, subject to Omega OP’s option to extend such maturity date twice, the first extension until June 27, 2018 and the second extension until June 27, 2019.

$250 Million Term Loan Facility

On December 16, 2015, we entered into a $250 million senior unsecured term loan facility (the “2015 Term Loan Facility”). The 2015 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 180 basis points, with a range of 140 to 235 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2015 Term Loan Facility may be increased to an aggregate amount of $400 million. We used the proceeds from this loan to repay existing indebtedness and for general corporate purposes. The 2015 Term Loan Facility matures on December 16, 2022.

As a result of exposure to interest rate movements associated with the 2015 Term Loan Facility, on December 16, 2015, we entered into various forward-starting interest rate swap arrangements, which effectively converted $250 million of our variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.8005% effective December 30, 2016. The effective fixed rate achieved by the combination of the 2015 Term Loan Facility and the interest rate swaps could vary up by 55 basis points or down by 40 basis points based on future changes to our credit ratings. Each of these swaps begins on December 30, 2016 and matures on December 15, 2022. On the date of inception, we designated the interest rate swaps as cash flow hedges in accordance with accounting guidance for derivatives and hedges and linked the interest rate swaps to the 2015 Term Loan Facility. Because the critical terms of the interest rate swaps and 2015 Term Loan Facility coincide, the hedges are expected to exactly offset changes in expected cash flows as a result of fluctuations in 1-month LIBOR over the term of the hedges. The purpose of entering into the swaps was to reduce our exposure to future changes in variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements will occur through the maturity date of the 2015 Term Loan Facility. The interest rate for the 2015 Term Loan Facility is not hedged for the portion of the term prior to December 30, 2016.

$575 Million 6.75% Senior Notes due 2022 Redemption

On October 26, 2015, we redeemed all of our outstanding 6.75% Senior Notes due 2022 (the “2022 Notes”). As a result of the redemption, during the fourth quarter of 2015, we recorded approximately $21.3 million in redemption related costs and write-offs, including $19.4 million for the early redemption or call premiums and $1.9 million in net write-offs associated with unamortized deferred financing costs and original issuance premiums/discounts.

$600 Million 5.25% Senior Notes due 2026

On September 23, 2015, we sold $600 million aggregate principal amount of our 5.250% Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes were sold at an issue price of 99.717% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $594.4 million. The net proceeds of the offering were used to repay our outstanding $575 million aggregate principal amount 6.75% Senior Notes due 2022 and for general corporate purposes. The 2026 Notes mature on January 15, 2026 and pay interest semi-annually on January 15th and July 15th.

As of December 31, 2015, our subsidiaries that are not guarantors of our 5.25% Senior Notes due 2026 accounted for approximately $598.6 million of our total assets.

$700 Million 4.5% Senior Notes due 2027

On March 18, 2015, we sold $700 million aggregate principal amount of our 4.5% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were sold at an issue price of 98.546% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $683 million. The net proceeds of the offering were used for general corporate purposes, including the repayment of Aviv indebtedness on April 1, 2015 in connection with the Aviv Merger, and repayment of future maturities on Omega’s outstanding debt. The 2027 Notes mature on April 1, 2027 and pay interest semi-annually on April 1st and October 1st.

As of December 31, 2015, our subsidiaries that are not guarantors of our 4.5% Senior Notes due 2027 accounted for approximately $598.6 million of our total assets.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$200 Million 7.5% Senior Notes due 2020 Redemption

On March 13, 2015, Omega redeemed all of its outstanding $200 million 7.5% Senior Notes due 2020 (the “2020 Notes”) at a redemption price of approximately $208.7 million, consisting of 103.750% of the principal amount, plus accrued and unpaid interest on such notes to, but not including, the date of redemption.

In connection with the redemption, we recorded approximately $11.7 million redemption related costs and write-offs, including $7.5 million in prepayment fees for early redemption and $4.2 million of write-offs associated with unamortized deferred financing costs and discount. The consideration for the redemption of the 2020 Notes was funded from the net proceeds of the 10.925 million share common stock offering. See Note 15 – Stockholders’ Equity for additional details.

$250 Million 4.5% Senior Notes due 2025

On September 11, 2014, we sold $250 million aggregate principal amount of our 4.5% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were sold at an issue price of 99.131% of their face value before the initial purchasers’ discount resulting in gross proceeds of approximately $247.8 million. The 2025 Notes mature on January 15, 2025 and pay interest semi-annually on January 15 and July 15 of each year.

As of December 31, 2015, our subsidiaries that are not guarantors of the 2025 Notes accounted for approximately $598.6 million of our total assets.

$400 Million 4.95% Senior Notes due 2024

On March 11, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024 (the “2024 Notes”). These notes were sold at an issue price of 98.58% of the principal amount of the notes, before the initial purchasers’ discount resulting in gross proceeds of approximately $394.3 million. The 2024 Notes mature on April 1, 2024 and pay interest semi-annually on April 1 and October 1 of each year.

As of December 31, 2015, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $598.6 million of our total assets.

$400 Million 5.875% Senior Notes due 2024

On March 19, 2012, we issued $400 million aggregate principal amount of our 5.875% Senior Notes due 2024. These notes mature on March 15, 2024 and pay interest semi-annually on March 15 and September 15 of each year.

                As of December 31, 2015, our subsidiaries that are not guarantors of the $400 million 5.875% Senior Notes due 2024 accounted for approximately $598.6 million of our total assets.

Other Debt Repayments

In connection with the Aviv Merger on April 1, 2015, we assumed notes payable with a face amount of $650 million and a revolving credit facility with an outstanding balance of $525 million. In connection with the Aviv Merger, we repaid this debt assumed from Aviv on April 1, 2015. Due to the contractual requirements for early repayments; the Company paid approximately $705.6 million to retire the $650 million notes assumed. The amount repaid in connection with the revolving credit facility was $525 million.

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2015 and 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

The required principal payments, excluding the premium or discount on our secured and unsecured borrowings, for each of the five years following December 31, 2015 and the aggregate due thereafter are set forth below:

(in thousands)
2016	$1,249
2017	301,288
2018	231,328
2019	381,370
2020	1,412
Thereafter	2,669,557
Totals	$3,586,204

The following summarizes the refinancing related costs:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)

Write off of deferred financing cost and unamortized premiums due to refinancing (1) (2)(3)	$(7,134)	$1,180	$(11,278)
Prepayment and other costs associated with refinancing (4)	35,971	1,861	166
Total debt extinguishment costs (gain)	$28,837	$3,041	$(11,112)

(1)	In 2015, we recorded: (a) $4.2 million of write-offs of unamortized deferred financing costs and discount associated with the early redemption of our 2020 Notes, (b) $1.9 million in net write-offs associated with unamortized deferred financing costs and original issuance premiums/discounts associated with the early redemption of our 2022 Notes, offset by (c) $13.2 million gain related to the early extinguishment of debt from the write off of unamortized premium on the HUD debt paid off in March, April and December 2015.
(2)	In 2014, we recorded: (a) $2.6 million write-off of deferred financing costs associated with the termination of the 2012 Credit Facilities, (b) $2.0 million write-off of deferred financing costs associated with the termination of our 2013 Term Loan Facility offset by (c) $3.5 million gain related to the early extinguishment of debt from the write off of unamortized premium on the HUD debt paid off in September and December 2014.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(3)	In 2013, we recorded an $11.3 million interest refinancing gain associated with the write-off of the unamortized premium for debt assumed on 11 HUD mortgage loans that we paid off in May 2013.

(4)	In 2015, we made: (a) $7.5 million of prepayment penalties associated with the early redemption of our 2020 Notes, (b) $19.4 million of prepayment penalties associated with the early redemption of our 2022 Notes and (c) $9.1 million of prepayment penalties associated with 24 HUD mortgage loans that we paid off in March, April and December 2015. In 2014, we made prepayment penalties of $1.9 million associated with five HUD mortgage loans that we paid off in September and October 2014. In 2013, we made prepayment penalties of $0.2 million associated with 11 HUD mortgage loans that we paid off in May 2013.

NOTE 12 - FINANCIAL INSTRUMENTS

At December 31, 2015 and 2014, the carrying amounts and fair values of our financial instruments were as follows:

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$5,424	$5,424	$4,489	$4,489
Restricted cash	14,607	14,607	29,076	29,076
Investments in direct financing leases – net	587,701	584,358	539,232	539,232
Mortgage notes receivable – net	679,795	687,130	648,079	642,626
Other investments – net	89,299	90,745	48,952	49,513
Totals	$1,376,826	$1,382,264	$1,269,828	$1,264,936
Liabilities:
Revolving line of credit	$230,000	$230,000	$85,000	$85,000
Tranche A-1 term loan	200,000	200,000	200,000	200,000
Tranche A-2 term loan	200,000	200,000	—	—
Omega OP term loan	100,000	100,000	—	—
2015 term loan	250,000	250,000	—	—
7.50% notes due 2020 – net	—	—	198,235	264,269
6.75% notes due 2022 – net	—	—	580,410	677,851
5.875% notes due 2024 – net	400,000	429,956	400,000	449,242
4.95% notes due 2024 – net	395,333	403,064	394,768	410,358
4.50% notes due 2025 – net	248,099	242,532	247,889	244,053
5.25% notes due 2026 – net	598,343	612,760	—	—
4.50% notes due 2027 – net	690,494	667,651	—	—
GE term loan due 2019	180,000	180,000	—	—
HUD debt – net	56,204	52,678	251,454	266,434
Subordinated debt – net	20,613	24,366	20,747	26,434
Totals	$3,569,086	$3,593,007	$2,378,503	$2,623,641

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTE 13 – TAXES

We were organized, have operated, and intend to continue to operate in a manner that enables us to qualify for taxation as REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules. In order to qualify as a REIT, in addition to other requirements, we must: (i) distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (a) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income on an annual basis, (ii) ensure that at least 75% and 95%, respectively of our gross income is generated from qualifying sources that are described in the REIT tax law, (iii) ensure that at least 75% of our assets consist of qualifying assets, such as real property, mortgages, and other qualifying assets described in the REIT tax law, (iv) ensure that we do not own greater than 10% in voting power or value of securities of any one issuer, (v) ensure that we do not own either debt or equity securities of another company that are in excess of 5% of our total assets and (vi) ensure that no more than 25% of our assets are invested in one or more taxable REIT subsidiaries (and with respect to taxable years beginning after December 31, 2017, no more than 20%). In addition to the above requirements, the REIT rules require that no less than 100 stockholders own shares or an interest in the REIT and that five or fewer individuals do not own (directly or indirectly) more than 50% of the shares or proportionate interest in the REIT. If we fail to meet the above or any other requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of these requirements.

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

So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2015 and 2014, we distributed dividends in excess of our taxable income.

Since the year 2000, the definition of foreclosure property has included any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status. In certain cases, we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we formed a new entity (TC Healthcare) on our behalf through the use of an eligible independent contractor to conduct day-to-day operations to maintain REIT status. As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2015 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five subsidiary REITs that are subject to all of the REIT qualification rules set forth in the Code. In December 2015, we consolidated the five subsidiary REITs into one subsidiary REIT.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of December 31, 2015, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.9 million. The loss carry-forward is fully reserved as of December 31, 2015 with a valuation allowance due to uncertainties regarding realization.

In connection with our acquisition of Care Homes in May 2015, we acquired 10 legal entities consisting of 23 facilities. The tax basis in these legal entities acquired for United Kingdom taxes was approximately $82 million less than the purchase price. We recorded an initial deferred tax liability associated with the temporary tax basis difference of approximately $15 million.

During the year ended December 31, 2015, we recorded approximately $1.0 million of state and local income tax provision and approximately $0.2 million of provision for foreign income taxes.

NOTE 14 - RETIREMENT ARRANGEMENTS

Our Company has a 401(k) Profit Sharing Plan covering all eligible employees. Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution. Amounts charged to operations with respect to these retirement arrangements totaled approximately $0.4 million, $0.3 million, $0.2 million in 2015, 2014 and 2013, respectively.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards. The deferred stock awards (units) participate in future dividends as well as the change in the value of the Company’s common stock. As of December 31, 2015 and 2014, the Company had 400,814 and 398,373 deferred stock units outstanding.

NOTE 15 – STOCKHOLDERS’ EQUITY

$500 Million Equity Shelf Program

On September 3, 2015, we entered into separate Equity Distribution Agreements (collectively, the “Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $500 million (the “2015 Equity Shelf Program”) with several financial institutions, each as a sales agent and or principal (collectively, the “Managers”). Under the terms of the Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $500 million. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable Equity Shelf Agreements. As of December 31, 2015, we did not issue any shares under the 2015 Equity Shelf Program.

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

$245 Million Equity Shelf Program Termination

Also on March 18, 2013, we terminated our previous $245 million Equity Shelf Program (the “2012 Equity Shelf Program”) that we entered into with several financial institutions on June 19, 2012. For the year ended December 31, 2013, we issued approximately 1.0 million shares under the 2012 Equity Shelf Program at an average price of $28.29 per share, generating gross proceeds of approximately $27.8 million, before $0.6 million of commissions. As a result of the termination of the 2012 Equity Shelf Program, no additional shares will be issued under the 2012 Equity Shelf Program.

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

2.875 Million Common Stock Offering

On October 7, 2013, we sold 2.875 million shares of common stock in an underwritten public offering at a price of $29.48 per share, after underwriting discounts but before expenses. Our total net proceeds from the offering, after underwriting discounts and expenses were approximately $84.6 million.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock. For the year ended December 31, 2015, we issued 4.2 million shares of common stock for gross proceeds of approximately $150.8 million. For the year ended December 31, 2014, we issued 2.1 million shares of common stock for gross proceeds of approximately $71.5 million. For the year ended December 31, 2013, we issued 1.9 million shares of common stock for gross proceeds of approximately $55.8 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 16 – STOCK-BASED COMPENSATION

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

The following table summarizes the activity in restricted stock and RSUs for the years ended December 31, 2013, 2014 and 2015:

	Number of Shares/Units	Weighted - Average Grant- Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2012	459,502	$22.33
Granted during 2013	241,699	29.87	$7.2
Vested during 2013	(444,003)	22.38
Non-vested at December 31, 2013	257,198	$29.32
Granted during 2014	143,637	30.70	$4.4
Vested during 2014	(90,901)	28.87
Non-vested at December 31, 2014	309,934	$30.08
Granted during 2015	232,533	39.25	$9.1
Assumed in Aviv Merger (2)	38,268	23.50	$0.9
Cancelled during 2015	(61,911)	33.77
Vested during 2015	(106,146)	28.72
Non-vested at December 31, 2015	412,678	$34.44
(1)	Total compensation cost to be recognized on the awards based on grant date fair value, which is based on the market price of the Company’s common stock on the date of grant.
(2)	Omega stock price on April 1, 2015 was $40.74. The weighted average stock price indicated in the table above represents the expense per unit that we will record related to the assumed Aviv RSUs.

Performance Restricted Stock Units

Performance restricted stock units (“PRSUs”) and long term incentive plan units (“LTIP Units”) are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs awarded in January 2011, January 2013, December 2013, January 2014, March 2015, April 2015 and July 2015 and the LTIP Units awarded in March 2015, April 2015 and July 2015 have varying degrees of performance requirements to achieve vesting, and each PRSU and LTIP Units award represents the right to a variable number of shares of common stock or partnership units (each LTIP Unit once earned is convertible into one Omega OP Unit in Omega OP, subject to certain conditions). The vesting requirements are based on either the (i) total shareholders return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index (“Relative TSR”). We expense the cost of these awards ratably over their service period.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We used a Monte Carlo model to estimate the fair value for the PRSUs and LTIP Units granted to the employees. The following are the significant assumptions used in estimating the value of the awards for grants made on the following dates:

	January 1, 2012	January 1, 2013	December 31, 2013 and January 1, 2014	March 31, 2015	April 1, 2015	July 31, 2015
Closing price on date of grant	$19.35	$23.85	$29.80	$40.57	$40.74	$36.26
Dividend yield	8.27%	4.24%	6.44%	5.23%	5.20%	6.07%
Risk free interest rate at time of grant	0.03% to 0.35%	0.05% to 0.43%	0.04% to 0.86%	0.10% to 0.94%	0.09% to 0.91%	0.13% to 1.08%
Expected volatility	35.64% to 38.53%	15.56% to 23.83%	24.16% to 25.86%	20.06% to 21.09%	20.06% to 21.08%	20.06% to 20.21%

The following table summarizes the activity in PRSUs for the years ended December 31, 2013, 2014 and 2015:

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2012	372,735	$11.36
Granted during 2013	665,289	10.36	$6.9
Vested during 2013 (2)	-	-
Non-vested at December 31, 2013	1,038,024	$10.72
Granted during 2014	309,168	11.46	$3.5
Vested during 2014 (2)	(496,979)	10.75
Non-vested at December 31, 2014	850,213	$10.97
Granted during 2015	537,923	18.51	$10.0
Cancelled during 2015	(165,570)	14.11
Forfeited during 2015	(128,073)	12.04
Vested during 2015(2)	(181,406)	10.10
Non-vested at December 31, 2015	913,087	$14.87
(1)	Total compensation cost to be recognized on the awards was based on the grant date fair value or the modification date fair value.
(2)	PRSUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes our total unrecognized compensation cost as of December 31, 2015 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions) (1)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)	Performance Period	Vesting Dates
RSUs
2013 RSU	2013	195,822	$29.80	$5.8	36	$1.9	N/A	12/31/14 - 12/31/16
2014 RSU	2014	106,778	29.80	3.2	36	1.1	N/A	12/31/2016
3/31/15 RSU	2015	109,585	40.57	4.4	33	3.2	N/A	12/31/2017
4/1/15 RSU	2015	39,914	40.74	1.6	33	1.2	N/A	12/31/2017
Assumed Aviv RSU	2015	10,644	12.36	0.1	9	-	N/A	12/31/2015
Assumed Aviv RSU	2015	19,825	24.92	0.5	21	0.3	N/A	12/31/2016
Assumed Aviv RSU	2015	7,799	35.08	0.3	33	0.2	N/A	12/31/15-12/31/17
7/31/15 RSU	2015	23,902	36.26	0.9	5	-	N/A	12/31/2015
Restricted Stock Units Total		514,269	$32.78	$16.8		$7.9

TSR PRSUs and LTIP Units
2015 Transition TSR (2)	2013	67,885	7.47	0.5	24	-	12/31/2013-12/31/2015	12/31/2015
2016 Transition TSR	2013	101,591	8.67	0.9	36	0.3	12/31/2013-12/31/2016	12/31/2016
2016 TSR	2014	135,634	8.67	1.2	48	0.6	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 LTIP Units	2015	137,249	14.66	2.0	45	1.6	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	54,151	14.80	0.8	45	0.6	1/1/2015-12/31/2017	Quarterly in 2018
7/31/15 2015 Transition TSR (3)	2015	9,484	27.20	0.3	5	-	12/31/2013-12/31/2015	12/31/2015
7/31/15 2016 Transition TSR	2015	22,091	18.51	0.4	5	-	12/31/2013-12/31/2016	12/31/2016
7/31/15 2017 LTIP Units	2015	5,823	8.78	0.1	5	-	1/1/2015-12/31/2017	12/31/2017
TSR PRSUs & LTIP Total		533,908	$11.42	$6.2		$3.1

Relative TSR PRSUs
2015 Transition Relative TSR (4)	2013	67,884	13.05	0.9	24	-	12/31/2013-12/31/2015	12/31/2015
2016 Transition Relative TSR	2013	101,588	14.24	1.4	36	0.5	12/31/2013-12/31/2016	12/31/2016
2016 Relative TSR	2014	135,634	14.24	1.9	48	1.0	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 Relative TSR	2015	137,249	22.50	3.1	45	2.5	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	54,151	22.91	1.2	45	1.0	1/1/2015-12/31/2017	Quarterly in 2018
7/31/15 2015 Relative TSR (5)	2015	9,484	18.85	0.2	5	-	1/1/2014-12/31/2015	12/31/2015
7/31/15 2016 Relative TSR	2015	22,100	19.60	0.4	5	-	1/1/2014-12/31/2016	12/31/2016
7/31/15 2017 Relative TSR	2015	5,826	17.74	0.1	5	-	1/1/2015-12/31/2017	12/31/2017
Relative TSR PRSUs Total		533,916	$17.44	$9.2		$5.0
Grand Total		1,582,093	$20.39	$32.2		$16.0

(1)	Total compensation costs are net of shares cancelled.
(2)	The shares/unit information includes 30,872 shares/units that were determined to be forfeited because the performance goal was not achieved.
(3)	The shares/unit information includes 4,231 shares/units that were determined to be forfeited because the performance goal was not achieved.
(4)	The shares/unit information includes 67,884 shares/units that were determined to be forfeited because the performance goal was not achieved.
(5)	The shares/unit information includes 9,484 shares/units that were determined to be forfeited because the performance goal was not achieved.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options and Tax Withholding

As part of the Aviv Merger, we assumed approximately 5.7 million Aviv employee stock options that were fully vested prior to the merger. On April 1, 2015, the Aviv stock options were converted into Omega stock options at an exchange ratio of 0.9 resulting in issuance of approximately 5.1 million Omega stock options. The intrinsic value of the stock option assumed on April 1, 2015 was approximately $99.2 million and was recorded as part of the consideration provided in the merger. For the year ended December 31, 2015, approximately 2.6 million options have been exercised at a weighted average rate of $19.38 per share. At December 31, 2015, approximately 2.5 million options remain outstanding and exercisable. Options outstanding have a weighted average exercise price of $19.38. The aggregate intrinsic value of these options is $39.2 million and represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2015 of $34.98 and the exercise price) for all in-the-money options as of December 31, 2015. Options outstanding have no contractual term limitations.

Stock withheld to pay minimum statutory tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2015, 2014 and 2013, was $26.7 million, $3.6 million and $5.8 million, respectively.

Shares Available for Issuance for Compensation Purposes

On June 6, 2013, at our Company’s Annual Meeting, our stockholders approved the 2013 Stock Incentive Plan (the “2013 Plan”), which amended and restated the Company’s 2004 Stock Incentive Plan. The 2013 Plan is a comprehensive incentive compensation plan that allows for various types of equity-based compensation, including restricted stock units (including performance-based restricted stock units and LTIP units), stock awards, deferred restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights and certain cash-based awards (including performance-based cash awards). The 2013 Plan increased the number of shares reserved for issuance for compensation purposes by 3,000,000.

As of December 31, 2015, 2,139,785 shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans. Awards under our stock incentive plans may be in the form of stock, stock options, restricted stock, and performance restricted stock units.

Director Restricted Stock Grants

In 2013, 2014 and 2015, we issued 27,958, 21,500 and 30,500 shares of restricted stock to members of our Board of Directors. The fair value of these awards was approximately $0.8 million, $0.8 million and $1.1 million, respectively, for 2013, 2014 and 2015. As of December 31, 2015, we had 54,149 shares of restricted stock outstanding to directors. The directors’ restricted shares are scheduled to vest over the next three years. As of December 31, 2015, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $1.4 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17 - DIVIDENDS

Common Dividends

On January 14, 2016, the Board of Directors declared a common stock dividend of $0.57 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 16, 2016 to common stockholders of record on February 2, 2016.

On October 14, 2015, the Board of Directors declared a common stock dividend of $0.56 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter. The common dividends were paid November 16, 2015 to common stockholders of record on November 2, 2015.

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

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2015	2014	2013
Common
Ordinary income	$1.133	$1.834	$1.536
Return of capital	1.047	0.186	0.324
Total dividends paid	$2.180	$2.020	$1.860

For additional information regarding dividends, see Note 13 – Taxes.

NOTE 18 - LITIGATION

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 19 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2015 and 2014.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2015
Revenues	$133,420	$197,711	$201,974	$210,512
Net income	43,052	43,466	83,254	63,543
Net income available to common stockholders	43,052	41,428	79,402	60,642
Net income available to common per share:
Basic	$0.32	$0.23	$0.43	$0.32
Net income per share:
Diluted	$0.32	$0.22	$0.43	$0.32
Cash dividends paid on common stock	$0.53	$0.54	$0.55	$0.56

2014
Revenues	$121,001	$121,800	$130,665	$131,321
Net income	55,829	46,817	61,713	56,990
Net income available to common stockholders	55,829	46,817	61,713	56,990
Net income available to common per share:
Basic	$0.45	$0.37	$0.48	$0.45
Net income per share:
Diluted	$0.45	$0.37	$0.48	$0.44
Cash dividends paid on common stock	$0.49	$0.50	$0.51	$0.52

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 20 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net income	$233,315	$221,349	$172,521
Less: Net income attributable to noncontrolling interests	(8,791)	—	—
Net income available to common stockholders	$224,524	$221,349	$172,521

Denominator:
Denominator for basic earnings per share	172,242	126,550	117,257
Effect of dilutive securities:
Common stock equivalents	1,539	744	843
Noncontrolling interest – OP units	6,727	—	—
Denominator for diluted earnings per share	180,508	127,294	118,100

Earnings per share - basic:
Net income available to common stockholders	$1.30	$1.75	$1.47
Earnings per share - diluted:
Net income	$1.29	$1.74	$1.46

NOTE 21– CONSOLIDATING FINANCIAL STATEMENTS

As of December 31, 2015, we had outstanding: (i) $400 million 5.875% Senior Notes due 2024, (ii) $400 million 4.95% Senior Notes due 2024, (iii) $250 million 4.5% Senior Notes due 2025, (iv) $600 million 5.25% Senior Notes due 2026 and (v) $700 million 4.5% Senior Notes due 2027 (collectively, the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our 100% owned subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee amounts outstanding under the 2014 Credit Facilities.

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

The 2013 and 2014 financial statements presented below have been adjusted to reflect our current guarantor and non-guarantor relationships as of December 31, 2015.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

(in thousands, except per share amounts)

	December 31, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Land and buildings	$6,152,779	$591,179	$—	$6,743,958
Less accumulated depreciation	(984,947)	(34,203)	—	(1,019,150)
Real estate properties – net	5,167,832	556,976	—	5,724,808
Investment in direct financing leases	587,701	—	—	587,701
Mortgage notes receivable – net	679,795	—	—	679,795
	6,435,328	556,976	—	6,992,304
Other investments – net	89,299	—	—	89,299
	6,524,627	556,976	—	7,081,603
Assets held for sale – net	6,599	—	—	6,599
Total investments	6,531,226	556,976	—	7,088,202

Cash and cash equivalents	1,592	3,832	—	5,424
Restricted cash	7,068	7,539	—	14,607
Accounts receivable – net	196,107	7,755	—	203,862
Goodwill	630,404	15,279	—	645,683
Investment in affiliates	340,850	—	(340,850)	—
Other assets	54,055	7,176	—	61,231
Total assets	$7,761,302	$598,557	$(340,850)	$8,019,009

LIABILITIES AND EQUITY
Revolving line of credit	$230,000	$—	$—	$230,000
Term loan	750,000	—	—	750,000
Secured borrowings	—	361,460	(125,256)	236,204
Unsecured borrowings – net	2,352,882	—	—	2,352,882
Accrued expenses and other liabilities	326,815	6,891	—	333,706
Deferred income taxes	—	15,352	—	15,352
Intercompany payable	740	36,299	(37,039)	—
Total liabilities	3,660,437	420,002	(162,295)	3,918,144

Stockholders’ equity:
Common stock	18,740	—	—	18,740
Equity investment in affiliates	—	156,507	(156,507)	—
Common stock – additional paid-in capital	4,609,474	—	—	4,609,474
Cumulative net earnings	1,372,522	21,971	(21,971)	1,372,522
Cumulative dividends paid	(2,254,038)	—	—	(2,254,038)
Accumulated other comprehensive income (loss)	(8,712)	77	(77)	(8,712)
Total stockholders’ equity	3,737,986	178,555	(178,555)	3,737,986
Noncontrolling interest	362,879	—	—	362,879
Total equity	4,100,865	178,555	(178,555)	4,100,865
Total liabilities and equity	$7,761,302	$598,557	$(340,850)	$8,019,009

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

(in thousands, except per share amounts)

	December 31, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Land and buildings	$3,108,597	$115,188	$—	$3,223,785
Less accumulated depreciation	(805,679)	(16,033)	—	(821,712)
Real estate properties – net	2,302,918	99,155	—	2,402,073
Investments in direct financing leases	539,232	—	—	539,232
Mortgage notes receivable	648,079	—	—	648,079
	3,490,229	99,155	—	3,589,384
Other investments	48,952	—	—	48,952
	3,539,181	99,155	—	3,638,336
Assets held for sale – net	12,792	—	—	12,792
Total investments	3,551,973	99,155	—	3,651,128

Cash and cash equivalents	4,489	—	—	4,489
Restricted cash	21,943	7,133	—	29,076
Accounts receivable – net	163,610	4,566	—	168,176
Investment in affiliates	28,687	—	(28,687)	—
Other assets	60,820	7,956	—	68,776
Total assets	$3,831,522	$118,810	$(28,687)	$3,921,645

LIABILITIES AND EQUITY
Revolving line of credit	$85,000	$—	$—	$85,000
Term loan	200,000	—	—	200,000
Secured borrowings – net	167,379	84,075	—	251,454
Unsecured borrowings – net	1,842,049	—	—	1,842,049
Accrued expenses and other liabilities	135,767	6,048	—	141,815
Intercompany payable	—	17,096	(17,096)	—
Total liabilities	2,430,195	107,219	(17,096)	2,520,318

Equity:
Common stock	12,761	—	—	12,761
Common stock – additional paid-in capital	2,136,234	—	—	2,136,234
Cumulative net earnings	1,147,998	11,591	(11,591)	1,147,998
Cumulative dividends paid	(1,895,666)	—	—	(1,895,666)
Total stockholders’ equity	1,401,327	11,591	(11,591)	1,401,327
Total liabilities and equity	$3,831,522	$118,810	$(28,687)	$3,921,645

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$560,211	$45,780	$-	$605,991
Income from direct financing leases	59,936	-	-	59,936
Mortgage interest income	68,910	-	-	68,910
Other investment income – net	8,780	-	-	8,780
Total operating revenues	697,837	45,780	-	743,617

Expenses
Depreciation and amortization	192,375	18,328	-	210,703
General and administrative	38,140	428	-	38,568
Acquisition costs	55,012	2,513	-	57,525
Impairment loss on real estate properties	17,681	-	-	17,681
Provisions for uncollectible mortgages, notes and accounts receivable	5,966	1,905	-	7,871
Total operating expenses	309,174	23,174	-	332,348

Income before other income and expense	388,663	22,606	-	411,269
Other income (expense):
Interest income	269	16	-	285
Interest expense	(134,478)	(12,903)	-	(147,381)
Interest – amortization of deferred financing costs	(6,969)	(21)	-	(6,990)
Interest – refinancing costs	(29,714)	877	-	(28,837)
Realized loss on foreign exchange	(173)	-	-	(173)
Equity in earnings	10,380	-	(10,380)	-
Total other expense	(160,685)	(12,031)	(10,380)	(183,096)

Income before gain on assets sold	227,978	10,575	(10,380)	228,173
Gain on assets sold - net	6,353	-	-	6,353
Income from continuing operations before income taxes	234,331	10,575	(10,380)	234,526
Income taxes	(1,016)	(195)	-	(1,211)
Net income	233,315	10,380	(10,380)	233,315
Net income attributable to noncontrolling interest	(8,791)	-	-	(8,791)
Net income available to common stockholders	$224,524	$10,380	$(10,380)	$224,524

Net income	$233,315	$10,380	$(10,380)	$233,315
Other comprehensive loss – foreign currency translation	(8,413)	-	-	(8,413)
Other comprehensive loss – cash flow hedges	(718)	-	-	(718)
Total comprehensive income	224,184	10,380	(10,380)	224,184
Add: comprehensive income attributable to noncontrolling interest	419	-	-	419
Comprehensive income attributable to common stockholders	$224,603	$10,380	$(10,380)	$224,603

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$375,279	$13,164	$-	$388,443
Income from direct financing leases	56,719	-	-	56,719
Mortgage interest income	53,007	-	-	53,007
Other investment income – net	6,618	-	-	6,618
Total operating revenues	491,623	13,164	-	504,787

Expenses
Depreciation and amortization	117,976	5,281	-	123,257
General and administrative	25,759	129	-	25,888
Acquisition costs	3,948	-	-	3,948
Impairment loss on real estate properties	3,660	-	-	3,660
Provisions for uncollectible mortgages, notes and accounts receivable	2,723	-	-	2,723
Total operating expenses	154,066	5,410	-	159,476

Income before other income and expense	337,557	7,754	-	345,311
Other income (expense):
Interest income	29	15	-	44
Interest expense	(116,075)	(3,294)	-	(119,369)
Interest – amortization of deferred financing costs	(4,437)	(22)	-	(4,459)
Interest – refinancing costs	(3,041)	-	-	(3,041)
Equity in earnings	4,453	-	(4,453)	-
Total other expense	(119,071)	(3,301)	(4,453)	(126,825)

Income before gain on assets sold	218,486	4,453	(4,453)	218,486
Gain on assets sold - net	2,863	-	-	2,863
Net income available to common stockholders	$221,349	$4,453	$(4,453)	$221,349

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$362,033	$13,102	$-	$375,135
Income from direct financing leases	5,203	-	-	5,203
Mortgage interest income	29,351	-	-	29,351
Other investment income – net	9,025	-	-	9,025
Total operating revenues	405,612	13,102	-	418,714

Expenses
Depreciation and amortization	123,443	5,203	-	128,646
General and administrative	21,466	122	-	21,588
Acquisition costs	245	-	-	245
Impairment loss on real estate properties	415	-	-	415
Provisions for uncollectible mortgages, notes and accounts receivable	2,141	-	-	2,141
Total operating expenses	147,710	5,325	-	153,035

Income before other income and expense	257,902	7,777	-	265,679
Other income (expense):
Interest income	26	15	-	41
Interest expense	(96,673)	(3,708)	-	(100,381)
Interest – amortization of deferred financing costs	(2,763)	(16)	-	(2,779)
Interest – refinancing gain	11,112	-	-	11,112
Equity in earnings	4,068	-	(4,068)	-
Total other expense	(84,230)	(3,709)	(4,068)	(92,007)

Income before gain (loss) on assets sold	173,672	4,068	(4,068)	173,672
Loss on assets sold - net	(1,151)	-	-	(1,151)
Net income available to common stockholders	$172,521	$4,068	$(4,068)	$172,521

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2015
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$233,315	$10,380	$(10,380)	$233,315
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,375	18,328	—	210,703
Provision for impairment on real estate properties	17,681	—	—	17,681
Provision for uncollectible mortgages, notes and accounts receivable	5,966	1,905	—	7,871
Amortization of deferred financing and refinancing costs	36,683	(856)	—	35,827
Accretion of direct financing leases	(11,007)	—	—	(11,007)
Stock-based compensation	11,133	—	—	11,133
Gain on assets sold – net	(6,353)	—	—	(6,353)
Amortization of acquired in-place leases - net	(13,846)	—	—	(13,846)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	248	—	—	248
Straight-line rent receivables	(32,815)	(3,242)	—	(36,057)
Lease inducements	994	—	—	994
Effective yield receivable on mortgage notes	(4,065)	—	—	(4,065)
Other operating assets and liabilities	(9,654)	16,715	10,380	17,441
Net cash provided by operating activities	420,655	43,230	—	463,885
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(116,698)	(177,484)	—	(294,182)
Cash acquired in merger	84,858	—	—	84,858
Investment in construction in progress	(164,226)	—	—	(164,226)
Investment in U.K. subsidiary	(165,760)	165,760	—	—
Investment in direct financing leases	(6,793)	—	—	(6,793)
Placement of mortgage loans	(14,042)	—	—	(14,042)
Proceeds from sale of real estate investments	41,543	—	—	41,543
Capital improvements to real estate investments	(24,599)	(1,798)	—	(26,397)
Proceeds from other investments	45,871	—	—	45,871
Investments in other investments	(65,402)	—	—	(65,402)
Collection of mortgage principal	1,359	—	—	1,359
Net cash used in investing activities	(383,889)	(13,522)	—	(397,411)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,826,000	—	—	1,826,000
Payments on credit facility borrowings	(1,681,000)	—	—	(1,681,000)
Receipts of other long-term borrowings	1,838,124	—	—	1,838,124
Payments of other long-term borrowings	(2,161,661)	(25,653)	—	(2,187,314)
Payments of financing related costs	(54,721)	—	—	(54,721)
Receipts from dividend reinvestment plan	150,847	—	—	150,847
Payments for exercised options and restricted stock – net	(26,706)	—	—	(26,706)
Net proceeds from issuance of common stock	439,322	—	—	439,322
Dividends paid	(358,232)	—	—	(358,232)
Distributions to OP Unit holders	(11,636)	—	—	(11,636)
Net cash used in financing activities	(39,663)	(25,653)	—	(65,316)
(Decrease) increase in cash and cash equivalents	(2,897)	4,055	—	1,158
Effect of foreign currency translation on cash and cash equivalents	—	(223)	—	(223)
Cash and cash equivalents at beginning of period	4,489	—	—	4,489
Cash and cash equivalents at end of period	$1,592	$3,832	$—	$5,424

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2014
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$221,349	$4,453	$(4,453)	$221,349
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,976	5,281	—	123,257
Provision for impairment on real estate properties	3,660	—	—	3,660
Provision for uncollectible mortgages, notes and accounts receivable	2,723	—	—	2,723
Amortization of deferred financing and refinancing costs	7,479	21	—	7,500
Accretion of direct financing leases	(9,787)	—	—	(9,787)
Stock-based compensation	8,592	—	—	8,592
Gain on assets sold – net	(2,863)	—	—	(2,863)
Amortization of acquired in-place leases - net	(4,986)	—	—	(4,986)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(2,264)	—	—	(2,264)
Straight-line rent receivables	(19,750)	(1,206)	—	(20,956)
Lease inducements	2,656	—	—	2,656
Effective yield receivable on mortgage notes	(2,878)	—	—	(2,878)
Other operating assets and liabilities	11,432	(4,348)	4,453	11,537
Net cash provided by operating activities	333,339	4,201	—	337,540
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(131,689)	—	—	(131,689)
Placement of mortgage loans	(529,548)	—	—	(529,548)
Proceeds from sale of real estate investments	4,077	—	—	4,077
Capital improvements to real estate investments	(15,526)	(2,391)	—	(17,917)
Proceeds from other investments	13,589	—	—	13,589
Investments in other investments	(9,441)	—	—	(9,441)
Collection of mortgage principal	122,984	—	—	122,984
Net cash used in investing activities	(545,554)	(2,391)	—	(547,945)
Cash flows from financing activities
Proceeds from credit facility borrowings	900,000	—	—	900,000
Payments on credit facility borrowings	(1,141,000)	—	—	(1,141,000)
Receipts of other long-term borrowings	842,148	—	—	842,148
Payments of other long-term borrowings	(240,734)	(1,810)	—	(242,544)
Payments of financing related costs	(17,716)	—	—	(17,716)
Receipts from dividend reinvestment plan	71,487	—	—	71,487
Payments for exercised options and restricted stock – net	(3,577)	—	—	(3,577)
Net proceeds from issuance of common stock	61,981	—	—	61,981
Dividends paid	(258,501)	—	—	(258,501)
Net cash provided by (used in) financing activities	214,088	(1,810)	—	212,278
Increase in cash and cash equivalents	1,873	—	—	1,873
Cash and cash equivalents at beginning of period	2,616	—	—	2,616
Cash and cash equivalents at end of period	$4,489	$—	$—	$4,489

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2013
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$172,521	$4,068	$(4,068)	$172,521
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,443	5,203	—	128,646
Provision for impairment on real estate properties	415	—	—	415
Provision for uncollectible mortgages, notes and accounts receivable	2,141	—	—	2,141
Amortization of deferred financing and refinancing costs	(8,349)	16	—	(8,333)
Accretion of direct financing leases	(770)	—	—	(770)
Stock-based compensation	5,942	—	—	5,942
Loss on assets sold – net	1,151	—	—	1,151
Amortization of acquired in-place leases - net	(5,083)	—	—	(5,083)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	867	—	—	867
Straight-line rent receivables	(25,402)	(1,497)	—	(26,899)
Lease inducements	3,080	—	—	3,080
Effective yield receivable on mortgage notes	(1,757)	—	—	(1,757)
Other operating assets and liabilities	10,854	(6,894)	4,068	8,028
Net cash provided by operating activities	279,053	896	—	279,949
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(32,515)	—	—	(32,515)
Investment in direct financing leases	(528,675)	—	—	(528,675)
Placement of mortgage loans	(3,378)	—	—	(3,378)
Proceeds from sale of real estate investments	2,292	—	—	2,292
Capital improvements to real estate investments	(31,347)	—	—	(31,347)
Proceeds from other investments	30,962	—	—	30,962
Investments in other investments	(36,655)	—	—	(36,655)
Collection of mortgage principal	485	—	—	485
Net cash used in investing activities	(598,831)	—	—	(598,831)
Cash flows from financing activities
Proceeds from credit facility borrowings	511,000	—	—	511,000
Payments on credit facility borrowings	(343,000)	—	—	(343,000)
Receipts of other long-term borrowings	159,355	—	—	159,355
Payments of other long-term borrowings	(113,746)	(896)	—	(114,642)
Payments of financing related costs	(3,234)	—	—	(3,234)
Receipts from dividend reinvestment plan	55,825	—	—	55,825
Payments for exercised options and restricted stock – net	(5,774)	—	—	(5,774)
Net proceeds from issuance of common stock	278,373	—	—	278,373
Dividends paid	(218,116)	—	—	(218,116)
Net cash provided by (used in) financing activities	320,683	(896)	—	319,787
Increase in cash and cash equivalents	905	—	—	905
Cash and cash equivalents at beginning of period	1,711	—	—	1,711
Cash and cash equivalents at end of period	$2,616	$—	$—	$2,616

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 22– SUBSEQUENT EVENTS

On January 29, 2016, we entered into a Third Amendment to Credit Agreement (the “Third Amendment to Omega Credit Agreement”), which further amended the First Amendment to Omega Credit Agreement to provide, among other things, for a $350 million senior unsecured incremental term loan facility (the “Tranche A-3 Term Loan Facility,” and together with the Tranche A-1 Term Loan Facility and the Tranche A-2 Term Loan Facility, the “Term Loan Facilities”), which was borrowed in full at closing. The Tranche A-3 Term Loan Facility matures on January 29, 2021. The proceeds from this borrowing were used to pay down the Revolving Credit Facility and for general corporate purposes. The Tranche A-3 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Third Amendment to Omega Credit Agreement also permits us, subject to compliance with customary conditions, to increase the Revolving Credit Facility or to add one or more tranches of incremental term loans, or both, by an aggregate principal amount not exceeding $250 million.

On February 1, 2016, we acquired 10 SNFs from Laurel for approximately $169.0 million in cash and leased them to an unrelated existing operator. Immediately following our acquisition, the unrelated existing operator acquired all of the outstanding equity interests of Laurel, including the interests previously held by a director of the Company and his family.  The director, together with certain members of his immediate family, beneficially owned approximately 34% of the equity of Laurel prior to the transaction.   The SNFs, consisting of 985 operating beds are located in Ohio (6), Virginia (3) and Michigan (1). The new master lease has an initial annual cash yield of 8.5% and annual escalators of 2.0% and is cross defaulted to the operator’s existing master lease.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

OMEGA HEALTHCARE INVESTORS, INC.

December 31, 2015

						(3)
						Gross Amount at
						Which Carried at
		Initial Cost to	Cost Capitalized			Close of Period				Life on Which
		Company	Subsequent to			Buildings				Depreciation
		Buildings	Acquisition			and Land	(4)			in Latest
		and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Construction	Acquired	is Computed
Maplewood
Connecticut (AL)		$238,354,341	$1,800,767	$-	$-	$240,155,108	$4,620,737	1968-2015	2015	40 years
Massachusetts (AL, SNF)		89,889,681	23,799,252	-	-	113,688,933	1,583,999	1988-1994	2015	30 years to 40 years
New York (AL)		-	116,423,931	-	-	116,423,931	-	-	2015	-
Ohio (AL)		11,863,638	12,115,202	-	-	23,978,840	193,134	1999	2015	40 years
Total Maplewood		340,107,660	154,139,152	-	-	494,246,812	6,397,870

Daybreak Venture:
Texas (SNF)		341,097,695	5,534,280	-	-	346,631,975	14,909,229	1955-2015	2010-2015	20 years to 40 years
Missouri (SNF)		16,599,859	-	-	-	16,599,859	591,701	1967-1992	2015	26 years to 40 years
Total Daybreak Venture		357,697,554	5,534,280	-	-	363,231,834	15,500,930

Genesis HealthCare:
Alabama (SNF)		23,584,956	6,523,220	-	-	30,108,176	16,153,134	1964-1974	1997	33 years
California (SNF)		15,618,263	26,652	-	-	15,644,915	8,181,493	1927-1972	1997	33 years
Colorado (SNF, ILF)		38,341,877	5,444,311	-	-	43,786,188	12,219,868	1963-1975	2006	39 years
Idaho (SNF)		19,491,960	974,012	-	-	20,465,972	5,550,009	1920-1987	1997-2015	20 years to 39 years
Massachusetts (SNF)		71,446,102	2,660,093	(8,257,521)	-	65,848,674	21,355,093	1866-1993	1997-2015	20 years to 39 years
New Hampshire (SNF, AL)		21,619,503	1,462,797	-	-	23,082,300	7,819,421	1963-1999	1998-2006	33 years to 39 years
North Carolina (SNF)		22,652,488	3,550,986	-	-	26,203,474	16,264,936	1964-1986	1994-1997	30 years to 33 years
Ohio (SNF)		11,653,451	20,246	-	-	11,673,697	6,217,229	1968-1983	1997	33 years
Rhode Island (SNF)		38,740,812	4,792,882	-	-	43,533,694	14,693,658	1965-1981	2006	25 years to 39 years
Tennessee (SNF)		7,905,139	2,537,508	-	-	10,442,647	6,268,623	1984-1985	1994	30 years
Vermont (SNF)		6,322,888	602,296	-	-	6,925,184	2,237,449	1971	2004	39 years
Washington (SNF)		10,000,000	1,798,844	-	-	11,798,844	11,034,888	1965	1995	20 years
West Virginia (SNF)		44,277,206	6,528,560	-	-	50,805,766	23,068,927	1961-1986	1997-2008	25 years to 33 years
Total Genesis HealthCare		331,654,645	36,922,407	(8,257,521)	-	360,319,531	151,064,728

Other:
Alabama (SNF)		11,588,534	6,392,567	-	-	17,981,101	12,588,052	1960-1982	1992	31.5 years
Arizona (SNF, AL, TBI)		133,762,829	5,712,049	(6,603,745)	-	132,871,133	21,508,043	1949-1999	1998-2015	20 years to 40 years
Arkansas (SNF, AL)	(2)	201,572,337	13,169,759	(36,350)	-	214,705,746	48,640,738	1960-2009	1992-2015	20 years to 40 years
California (SNF, TBI)		490,902,316	3,492,869	-	-	494,395,185	33,730,723	1938-2013	1997-2015	20 years to 40 years
Colorado (SNF)		33,527,071	2,346,167	-	-	35,873,238	13,344,365	1958-1973	1998-2011	20 years to 33 years
Connecticut		5,324,200	980,393	(5,425,656)	-	878,937	-	1965	1999	N/A
Florida (SNF, AL)		667,833,234	23,362,442	(6,951,897)	(2,784,718)	681,459,061	174,698,077	1925-2009	1992-2015	20 years to 40 years
Georgia (SNF, AL)		43,096,820	3,950,028	-	-	47,046,848	11,480,058	1964-1998	1998-2015	20 years to 37.5 years
Idaho (SNF, AL)		50,889,041	341,170	-	-	51,230,211	4,238,429	1911-2008	1999-2015	20 years to 40 years
Illinois (SNF)		118,108,747	510,576	-	-	118,619,323	10,750,250	1926-1990	1996-2015	20 years to 40 years
Indiana (SNF, AL, ILF, SH, MOB)		402,853,211	2,332,364	(3,419,264)	(2,296,391)	399,469,920	61,998,182	1923-2008	1992-2015	20 years to 40 years
Iowa (SNF, AL)		70,549,074	2,084,807	-	-	72,633,881	10,408,588	1961-1998	1997-2015	20 years to 35 years
Kansas (SNF)		53,836,542	3,453,770	-	-	57,290,312	2,930,226	1957-1985	2010-2015	20 years to 40 years
Kentucky (SNF, AL)		174,052,192	10,314,747	-	-	184,366,939	31,640,307	1917-2002	1994-2015	20 years to 40 years
Louisiana (SNF)		55,046,915	1,748,900	-	-	56,795,815	16,408,775	1957-1983	1997-2006	33 years to 39 years
Maryland (SNF)		77,361,184	1,787,838	-	-	79,149,022	17,002,780	1921-1985	2010-2011	25 years to 30 years
Massachusetts (SNF)		5,804,554	-	-	-	5,804,554	2,015,500	1964	2009	20 years
Michigan (AL, SNF)		168,554,079	25,000	-	-	168,579,079	9,134,074	1964-1997	2011-2015	25 years to 38 years
Minnesota (SNF, AL, ILF)		61,256,047	160,912	-	-	61,416,959	1,696,595	1958-1983	2015	25 years to 40 years
Mississippi (SNF)		52,416,905	826,654	-	-	53,243,559	12,492,706	1962-1988	2009-2010	20 years to 40 years
Missouri (SNF)		130,105,483	518,236	(149,386)	(3,189)	130,471,144	9,968,625	1955-1994	1999-2015	20 years to 40 years
Montana (SNF)		12,922,122	-	-	-	12,922,122	365,003	1963-1971	2015	28 years to 35 years
Nebraska (SNF, SH)		24,713,411	-	-	-	24,713,411	833,206	1963-1969	2015	20 years to 30 years
Nevada (SNF, SH, TBI)		56,460,311	6,520,453	-	-	62,980,764	7,138,584	1972-2004	2009-2015	26 years to 40 years
New Mexico (SNF)		77,417,687	130,323	-	-	77,548,010	4,505,927	1960-1989	2008-2015	20 years to 40 years
North Carolina (SNF, ILF)		102,450,560	-	-	-	102,450,560	10,067,103	1927-1992	2010-2015	25 years to 36 years
Ohio (SNF, AL, SH)		714,157,279	39,057,863	-	(540,000)	752,675,142	126,494,171	1920-2008	1994-2015	20 years to 40 years
Oklahoma (SNF, AL)		45,178,160	-	-	-	45,178,160	6,495,153	1965-2013	2010-2015	20 years to 37 years
Oregon (SNF, AL)		50,133,027	-	-	-	50,133,027	1,355,373	1959-2004	2014-2015	20 years to 40 years
Pennsylvania (SNF, AL, ILF)		351,858,552	11,281,116	-	-	363,139,668	60,983,104	1873-2012	1998-2015	20 years to 40 years
South Carolina (SNF)		57,482,493	-	-	-	57,482,493	3,000,884	1959-1990	2014-2015	20 years to 30 years
Tennessee (SNF, AL)		98,233,849	8,046,100	-	-	106,279,949	35,719,553	1958-1983	1992-2015	20 years to 40 years
Texas (SNF)		348,007,669	15,500,178	(2,079,893)	(1,820,356)	359,607,598	55,453,711	1952-2014	1997-2015	20 years to 40 years
United Kingdom (AL)		177,484,058	-	-	(7,784,463)	169,699,595	3,639,903	1750-2000	2015	30 years
Utah (SNF)		3,620,000	-	-	-	3,620,000	124,908	1977	2015	24 years
Virginia (SNF)		32,642,987	-	-	-	32,642,987	550,145	1995	2015	35 years to 39 years
Washington (AL, SNF)		152,778,525	65,607	-	-	152,844,132	6,493,557	1930-2004	1999-2015	20 years to 40 years
West Virginia (SNF)		24,641,423	348,642	-	-	24,990,065	6,690,397	1961-1996	1994-2011	33 years to 39 years
Wisconsin (SNF, AL)		60,601,506	2,369,865	-	(1,500)	62,969,871	9,600,375	1930-1994	2009-2015	20 years to 28 years
Total Other		5,399,224,934	166,831,395	(24,666,191)	(15,230,617)	5,526,159,521	846,186,150

Total		$6,428,684,793	$363,427,234	$(32,923,712)	$(15,230,617)	$6,743,957,698	$1,019,149,678

(1)	The real estate included in this schedule is being used in either the operation of skilled nursing facilities (SNF), assisted living facilities (AL), independent living facilities (ILF), tramatic brain injury (TBI), medical office building (MOB) or specialty hospitals (SH) located in the states indicated.

(2)	Certain of the real estate indicated are security for the HUD loan borrowings totaling $56,204,170 at December 31, 2015.

	Year Ended December 31,
(3)	2013	2014	2015
Balance at beginning of period	$3,038,552,898	$3,099,547,182	$3,223,785,295
Acquisitions	35,529,419	131,689,483	3,371,233,860
Impairment	(414,687)	(3,660,381)	(12,916,233)
Improvements	31,346,919	17,916,855	220,272,401
Disposals/other	(5,467,367)	(21,707,844)	(58,417,625)
Balance at close of period	$3,099,547,182	$3,223,785,295	$6,743,957,698

(4)	2013	2014	2015
Balance at beginning of period	$580,373,211	$707,409,888	$821,711,991
Provisions for depreciation	128,523,788	123,141,880	210,554,569
Dispositions/other	(1,487,111)	(8,839,777)	(13,116,882)
Balance at close of period	$707,409,888	$821,711,991	$1,019,149,678

(5)	The reported amount of our real estate at December 31, 2015 is greater than the tax basis of the real estate by approximately $1.1 billion.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE

OMEGA HEALTHCARE INVESTORS, INC.

December 31, 2015

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest

1	Florida (3 SNF facilities)	11.04%	2030	Interest payable monthly	None	$15,900,000	$15,780,156
2	Louisiana (1 AL facility)	8.75%	2018	Interest payable monthly	None	2,939,312	2,939,312
3	Maryland (7 SNF facilities)	11.00%	2023	Interest payable monthly	None	74,927,751	69,927,759
4	Maryland (1 SNF facility)	12.00%	2046	Interest payable monthly	None	10,000,000	10,000,000	-
5	Maryland (1 SNF facility)	12.00%	2046	Interest payable monthly	None	9,500,000	9,500,000	-
6	Maryland (1 SNF facility)	12.00%	2046	Interest payable monthly	None	5,500,000	5,500,000	-
7	Michigan (31 SNF facilities)	9.23%	2029	Interest plus $96,000 of principal payable monthly	None	415,000,000	413,399,042
8	Michigan (1 SNF facility)	10.51%	2021	Interest payable monthly	None	3,382,260	3,382,260	-
9	Michigan (1 SNF facility)	10.00%	2029	Interest payable monthly	None	692,446	692,446	-
10	Michigan (1 SNF facility)	10.00%	2029	Interest payable monthly	None	439,925	439,925	-
11	Michigan (1 SNF facility)	10.25%	2021	Interest payable monthly	None	3,521,113	3,521,113	-
12	Michigan (1 SNF facility)	10.00%	2029	Interest payable monthly	None	175,900	175,900	-
13	Michigan (1 SNF facility)	10.00%	2029	Interest payable monthly	None	49,008	49,008	-
14	Michigan (1 SNF facility)	10.00%	2029	Interest payable monthly	None	66,087	66,087	-
15	Michigan (1 SNF facility)	10.00%	2029	Interest payable monthly	None	674,541	674,541	-
16	Michigan (1 SNF facility)	10.00%	2029	Interest payable monthly	None	384,343	384,343	-
17	Michigan (1 SNF facility)	12.00%	2046	Interest payable monthly	None	1,500,000	1,500,000	-
18	Missouri (1 SNF facility) and Tennessee ( 1 SNF facility)	8.35%	2015	Interest plus $8,800 of principal payable monthly	None	6,997,610	6,445,399
19	Ohio (2 SNF facilities) and Pennsylvania (5 SNF and 2 AL facilities)	9.64%	2024	Interest payable monthly	None	112,500,000	112,500,000	-
20	Ohio (1 SNF facility)	12.00%	2022	Interest plus $2,400 of principal payable monthly	None	6,112,406	6,023,197
		12.00%	2022	Interest payable monthly	None	345,011	345,011	-
		12.00%	2022	Interest payable monthly	None	796,397	796,397	-
		12.00%	2022	Interest payable monthly	None	112,100	112,100	-
		12.00%	2022	Interest payable monthly	None	194,806	194,806	-
21	Ohio (1 SNF facility)	11.42%	2018	Interest payable monthly	None	11,874,013	12,508,966
22	South Carolina (1 AL facility)	8.75%	2018	Interest payable monthly	None	1,134,935	1,134,935	-
23	Virginia (1 AL facility)	8.75%	2018	Interest payable monthly	None	1,802,533	1,802,533	-

						$686,522,497	$679,795,236

(1)	Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)	The aggregate cost for federal income tax purposes is equal to the carrying amount.

	Year Ended December 31,
(3)	2013	2014	2015
Balance at beginning of period	$238,621,161	$241,514,812	$648,078,550
Additions during period - Placements	3,378,357	529,547,836	33,288,320
Deductions during period - collection of principal/other	(484,706)	(122,984,098)	(1,571,634)
Balance at close of period	$241,514,812	$648,078,550	$679,795,236

INDEX TO EXHIBITS TO 2015 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of October 30, 2014, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., OHI Healthcare Properties Limited Partnership, L.P., Aviv REIT, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2014).
3.1	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2011).
3.2	Articles of Amendment and Restatement of Omega Healthcare Investors, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR filed on September 3, 2015).
4.0	See Exhibits 3.1 to 3.2.
4.1	Indenture, dated as of March 19, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1A	Form of 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1B	Form of Subsidiary Guarantee relating to the 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit E of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1C	First Supplemental Indenture, dated as of July 2, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto , that certain Second Supplemental Indenture, dated as of August 9, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto, that certain Third Supplemental Indenture, dated as of September 24, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto, and that certain Fourth Supplemental Indenture, effective as of December 31, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1C to the Company’s Annual Report on Form 10-K, filed on February 28, 2013).
4.1D	Fifth Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2013) and that certain Sixth Supplemental Indenture, dated as of October 23, 2013 among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1D to the Company’s Annual Report on Form 10-K, filed on February 11, 2014).
4.1E	Seventh Supplemental Indenture, dated as of February 14, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3A to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014) and that certain Eighth Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3B to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).

4.1F	Ninth Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Tenth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1F to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).
4.1G	Eleventh Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.1H	Twelfth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2C to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.1I	Thirteenth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).
4.1J	Fourteenth Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.2	Indenture, dated as of March 11, 2014, by and among Omega, the guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.950% Senior Notes due 2024, including the Form of 4.95% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2014).
4.2A	First Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).
4.2B	Second Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Third Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4B to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).
4.2C	Fourth Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3B to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.2D	Fifth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3C to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.2E	Sixth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).

4.2F	Seventh Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.3	Indenture, dated as of September 11, 2014, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 11, 2014).
4.3A	First Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2024, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Second Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2024, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5A to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).
4.3B	Third Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed on April 16, 2015).
4.3C	Fourth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed on April 16, 2015).
4.3D	Fifth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).
4.3E	Sixth Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.4	Indenture, dated as of March 18, 2015, by and among Omega Healthcare Investors, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2015).
4.4A	First Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5A to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.4B	Second Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (incorporated by reference to Exhibit 4.2A to Omega’s Registration Statement on Form S-4 filed on October 6, 2015).
4.4C	Third Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto. (incorporated by reference to Exhibit 4.2B to the Amendment to Omega’s Registration Statement on Form S-4 filed on November 10, 2015).
4.5	Indenture, dated as of September 23, 2015 by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Omega’s Current Report on Form 8-K, filed with SEC on September 29, 2015).

4.5A	First Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1A to the Company’s Registration Statement on Form S-4, filed on November 12, 2015).
10.1	Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2000).
10.2	Form of Officers’ Multi-Year Performance Restricted Stock Unit Award for 2011 to 2014 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on February 27, 2012).+
10.3	Amended and Restated Deferred Stock Plan, dated October 16, 2012, and forms of related agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 7, 2012).
10.4	Credit Agreement, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2014).
10.4A	First Amendment dated April 1, 2015 to the Credit Agreement dated June 27, 2014 by and between Omega Healthcare Investors Inc., the subsidiary guarantors listed therein, a syndicate of financial institutions, as Lenders, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
10.4B	Second Amendment to Credit Agreement, dated as of August 7, 2015, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 22, 2015).
10.4C	Third Amendment to Credit Agreement, dated as of January 29, 2016, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 3, 2016).
10.4D	Credit Agreement, dated as of December 16, 2015, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2015).
10.4E	Second Amended and Restated Agreement of Limited Partnership by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
10.5	Credit Agreement dated as of April 1, 2015, by and between OHI Healthcare Properties Limited Partnership, each of the subsidiary guarantors listed therein, a syndicate of financial institutions as listed therein as Lenders, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
10.5A	First Amendment to Credit Agreement, dated as of August 7, 2015, among Omega Healthcare Properties Limited Partnership, certain subsidiaries of Omega Healthcare Properties Limited Partnership identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 8, 2016).
10.6	Form of Equity Distribution Agreement dated September 3, 2015, entered into by and between Omega Healthcare Investors, Inc. and each of BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Omega’s Current Report on Form 8-K filed with the SEC on September 4, 2015).
10.7	Omega Healthcare Investors, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 22, 2013). +
10.7A	Amendment to 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.8	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2013). +

10.9	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and C. Taylor Pickett (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.10	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Daniel Booth (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.11	Employment Agreement, dated April 1, 2015, between Omega Healthcare Investors, Inc. and Steven J. Insoft (incorporated by reference to Exhibit 10.3 to Company's Current Report on Form 8-K filed with the SEC on April 3, 2015).
10.129	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Robert O. Stephenson (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.13	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and R. Lee Crabill (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.13A	Consulting Agreement, effective as of August 1, 2015, among Omega Healthcare Investors, Inc., Omega Asset Management LLC and R. Lee Crabill, Jr. (incorporated by reference to Exhibit 3.1 to Omega’s Current Report on Form 8-K filed with the SEC on July 31, 2015). +
10.14	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Michael Ritz (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.15	Form of Time-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on November 19,2013). +
10.16	Form of Time-Based Restricted Stock Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.17	Form of Performance-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.18	Form of Performance-Based Restricted Stock Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.19	Form of Time-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.20	Form of Performance-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.21	Ownership Limit Waiver Agreement, dated as of October 30, 2014, by and between Omega Healthcare Investors, Inc. and LG Aviv L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2014).
10.22	Form of Performance-Based LTIP Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.23	Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
10.23A	First Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 4.5 to Aviv REIT, Inc.’s Registration Statement on Form S-8, filed on March 25, 2013). +
10.23B	Second Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on April 2, 2015). +
10.23C	Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.4 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
10.23D	Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Aviv REIT, Inc.’s Registration Statement on Form S-4 filed on May 2, 2011). +
10.24	Aviv REIT, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 to Aviv REIT, Inc.’s Registration Statement on Form S-8 filed on March 25, 2013). +
10.24A	Amendment to the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on April 2, 2015). +

10.23B	Form of Restricted Stock Unit Award Agreement for time-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 10.2 to Aviv REIT, Inc.’s Current Report on Form 8-K, filed on July 15, 2013). +
10.24	Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, (Incorporated by reference to Exhibit 10.8 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
12.1	Ratio of Earnings to Fixed Charges.*
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ C. Taylor Pickett	Chief Executive Officer	February 26, 2016
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ Robert O. Stephenson	Chief Financial Officer	February 26, 2016
Robert O. Stephenson

/s/ Michael D.Ritz	Chief Accounting Officer	February 26, 2016
Michael D. Ritz

DIRECTORS

/s/ Bernard J. Korman	Chairman of the Board	February 26, 2016
Bernard J. Korman

/s/ Craig M. Bernfield	Director	February 26, 2016
Craig M. Bernfield

/s/ Norman Bobins	Director	February 26, 2016
Norman Bobins

/s/ Craig R. Callen	Director	February 26, 2016
Craig R. Callen

/s/ Thomas F. Franke	Director	February 26, 2016
Thomas F. Franke

/s/ Barbara B. Hill	Director	February 26, 2016
Barbara B. Hill

/s/ Harold J. Kloosterman	Director	February 26, 2016
Harold J. Kloosterman

/s/ Edward Lowenthal	Director	February 26, 2016
Edward Lowenthal

/s/ C. Taylor Pickett	Director	February 26, 2016
C. Taylor Pickett

/s/ Ben W. Perks	Director	February 26, 2016
Ben W. Perks

/s/ Stephen D. Plavin	Director	February 26, 2016
Stephen D. Plavin

