Form 10-Q
period 2016-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2016-05-06
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2016.

Common Stock, $.10 par value	188,170,595
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$7,088,960	$6,743,958
Less accumulated depreciation	(1,067,023)	(1,019,150)
Real estate properties – net	6,021,937	5,724,808
Investments in direct financing leases – net	590,622	587,701
Mortgage notes receivable	660,569	679,795
	7,273,128	6,992,304
Other investments	203,832	89,299
	7,476,960	7,081,603
Assets held for sale – net	73,589	6,599
Total investments	7,550,549	7,088,202

Cash and cash equivalents	9,407	5,424
Restricted cash	12,327	14,607
Accounts receivable – net	208,269	203,862
Goodwill	645,568	645,683
Other assets	189,332	61,231
Total assets	$8,615,452	$8,019,009

LIABILITIES AND EQUITY
Revolving line of credit	$530,000	$230,000
Term loans	1,100,000	750,000
Secured borrowings – net	235,895	236,204
Unsecured borrowings – net	2,353,297	2,352,882
Accrued expenses and other liabilities	328,932	333,706
Deferred income taxes	14,795	15,352
Total liabilities	4,562,919	3,918,144

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 188,167 shares as of March 31, 2016 and 187,399 as of December 31, 2015	18,817	18,740
Common stock – additional paid-in capital	4,629,423	4,609,474
Cumulative net earnings	1,428,077	1,372,522
Cumulative dividends paid	(2,361,580)	(2,254,038)
Accumulated other comprehensive loss	(21,702)	(8,712)
Total stockholders’ equity	3,693,035	3,737,986
Noncontrolling interest	359,498	362,879
Total equity	4,052,533	4,100,865
Total liabilities and equity	$8,615,452	$8,019,009

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenue
Rental income	$176,703	$100,964
Income from direct financing leases	15,442	14,346
Mortgage interest income	16,606	16,579
Other investment income – net	4,128	1,531
Total operating revenues	212,879	133,420

Expenses
Depreciation and amortization	62,433	30,610
General and administrative	10,455	6,014
Acquisition and merger related costs	3,771	4,868
Impairment loss on real estate properties	34,558	5,982
Provisions for uncollectible mortgages, notes and accounts receivable	5,124	(2)
Total operating expenses	116,341	47,472

Income before other income and expense	96,538	85,948
Other income (expense)
Interest income	8	193
Interest expense	(37,222)	(32,359)
Interest – amortization of deferred financing costs	(2,132)	(1,353)
Interest – refinancing costs	(298)	(9,377)
Realized loss on foreign exchange	(22)	-
Total other expense	(39,666)	(42,896)

Income before gain on assets sold	56,872	43,052
Gain on assets sold – net	1,571	-
Income from continuing operations before income taxes	58,443	43,052
Income taxes	(247)	-
Net income	58,196	43,052
Net income attributable to noncontrolling interest	(2,641)	-
Net income available to common stockholders	$55,555	$43,052

Net income	$58,196	$43,052
Other comprehensive loss - foreign currency translation	(4,730)	-
Other comprehensive loss - cash flow hedges	(8,876)	-
Total comprehensive income	44,590	43,052
Deduct: comprehensive income attributable to noncontrolling interest	(2,025)	-
Comprehensive income attributable to common stockholders	$42,565	$43,052

Income per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.30	$0.32
Diluted:
Net income	$0.29	$0.32

Dividends declared per common share	$0.57	$0.89

Weighted-average shares outstanding, basic	188,228	134,346
Weighted-average shares outstanding, diluted	198,350	134,806

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling interest	Total Equity

Balance at December 31, 2015 (187,399 common shares & 8,956 OP Units)	$18,740	$4,609,474	$1,372,522	$(2,254,038)	$(8,712)	$3,737,986	$362,879	$4,100,865
Restricted stock expense	—	2,778	—	—	—	2,778	—	2,778
Vesting of equity compensation plan, net of tax withholdings (105 shares)	11	(2,391)	—	—	—	(2,380)	—	(2,380)
Dividend reinvestment plan (660 shares at an average of $29.84 per share)	66	19,530	—	—	—	19,596	—	19,596
Grant of stock as payment of directors fees (3 shares at an average of $28.18 per share)	—	87	—	—	—	87	—	87
Deferred compensation directors	—	(45)	—	—	—	(45)	—	(45)
Common dividends declared ($0.57 per share)	—	—	—	(107,542)	—	(107,542)	—	(107,542)
Cash conversion of OP Units (9 units)	—	(10)	—	—	—	(10)	(274)	(284)
OP units distributions	—	—	—	—	—	—	(5,132)	(5,132)
Foreign currency translation	—	—	—	—	(4,516)	(4,516)	(214)	(4,730)
Cash flow hedges	—	—	—	—	(8,474)	(8,474)	(402)	(8,876)
Net income	—	—	55,555	—	—	55,555	2,641	58,196
Balance at March 31, 2016 (188,167 shares & 8,947 OP Units)	$18,817	$4,629,423	$1,428,077	$(2,361,580)	$(21,702)	$3,693,035	$359,498	$4,052,533

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$58,196	$43,052
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,433	30,610
Provision for impairment on real estate properties	34,558	5,982
Provision for uncollectible mortgages, notes and accounts receivable	5,124	(2)
Amortization of deferred financing costs and refinancing costs	2,430	10,730
Accretion of direct financing leases	(2,921)	(2,614)
Stock-based compensation	2,778	1,610
Gain on assets sold – net	(1,571)	—
Amortization of acquired in-place leases - net	(4,300)	(1,192)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	560	(196)
Straight-line rent receivables	(9,947)	(5,275)
Lease inducements	647	(2,110)
Effective yield receivable on mortgage notes	(819)	(1,120)
Other operating assets and liabilities	(19,989)	23,819
Net cash provided by operating activities	127,179	103,294
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(416,104)	(6,300)
Investment in construction in progress	(16,316)	(5,851)
Deposit to acquire real estate	(113,816)	—
Placement of mortgage loans	(6,162)	(2,002)
Proceeds from sale of real estate investments	2,392	255
Capital improvements to real estate investments	(9,544)	(5,604)
Proceeds from other investments	1,461	2,155
Investments in other investments	(116,003)	(1,468)
Collection of mortgage principal	312	288
Net cash used in investing activities	(673,780)	(18,527)
Cash flows from financing activities
Proceeds from credit facility borrowings	670,000	6,000
Payments on credit facility borrowings	(370,000)	(91,000)
Receipts of other long-term borrowings	350,000	689,822
Payments of other long-term borrowings	(309)	(347,883)
Payments of financing related costs	(3,576)	(21,318)
Receipts from dividend reinvestment plan	19,596	5,414
Payments for exercised options and restricted stock - net	(2,381)	(1,906)
Net proceeds from issuance of common stock	—	440,019
Dividends paid	(107,500)	(68,261)
Redemption of OP Units	(10)	—
Distributions to OP Unit Holders	(5,131)	—
Net cash provided by financing activities	550,689	610,887

Increase in cash and cash equivalents	4,088	695,654
Effect of foreign currency translation on cash and cash equivalents	(105)	—
Cash and cash equivalents at beginning of period	5,424	4,489
Cash and cash equivalents at end of period	$9,407	$700,143
Interest paid during the period, net of amounts capitalized	$36,597	$25,829

5

Non-cash financing activities:

	Three Months Ended March 31,
	2016	2015

Cash flow hedges	$8,876	$—

Accrued dividends	—	50,221

Total	$8,876	$50,221

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2016

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States and the United Kingdom. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of March 31, 2016, the Company owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 5% of the Omega OP Units.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Omega have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. We have evaluated all subsequent events through the date of the filing of this Form 10-Q (refer to Note 17 – Subsequent Events). These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation.

Goodwill Impairment

We assess goodwill for potential impairment during the fourth quarter of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential impairment and measure the amount of impairment we will recognize, if any. The goodwill is not deductible for tax purposes.

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

Effective June 30, 2015, the Company (through Merger Sub, in its capacity as the general partner of Aviv OP) caused Aviv OP to make a distribution of Omega OP Units held by Aviv OP (or equivalent value) to Aviv OP investors (the “Aviv OP Distribution”) in connection with the liquidation of Aviv OP. As a result of the Aviv OP Distribution, Omega directly and indirectly owned approximately 95% of the outstanding Omega OP Units, and the other investors own approximately 5% of the outstanding Omega OP Units. As a part of the Aviv OP Distribution, Omega settled approximately 0.2 million units via cash settlement. As of March 31, 2016, Omega directly and indirectly owns approximately 95% of the outstanding Omega OP Units, and the other investors own approximately 5% of the outstanding Omega OP Units.

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

Derivative Instruments

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which are determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, whereas the change in fair value of the ineffective portion is recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At March 31, 2016 and December 31, 2015, we had $9.6 million and $0.7 million, respectively, of qualifying cash flow hedges recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets.

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

On a quarterly basis, we review our accounts receivable to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement.  If we determine collectability of any of our contractual receivables is at risk, we estimate the potential uncollectible amounts and provide an allowance.  In the case of a lease recognized on a straight-line basis, a mortgage recognized on an effective yield basis or the existence of lease inducements, we generally provide an allowance for straight-line, effective interest, and or lease inducement accounts receivable when certain conditions or indicators of adverse collectability are present.

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)

Contractual receivables	$7,885	$8,452
Effective yield interest receivables	8,636	9,028
Straight-line receivables	181,715	175,709
Lease inducements	10,335	10,982
Allowance	(302)	(309)
Accounts receivable – net	$208,269	$203,862

In the first quarter of 2016, we entered into agreements to transition 27 facilities from one of our former operators to a current operator. As a result of the transition, we wrote off approximately $3.4 million of straight line receivable from the former operator.

We continuously evaluate the payment history and financial strength of our operators and have historically established allowance reserves for straight-line rent receivables for operators that do not meet our requirements. We consider factors such as payment history and the operator’s financial condition as well as current and future anticipated operating trends when evaluating whether to establish allowance reserves.

Related Party Transactions

The Company has a policy which generally requires related party transactions to be approved or ratified by the Audit Committee. A member of the Board of Directors of the Company, together with certain members of his immediate family, beneficially owned approximately 34% of the equity of Laurel Healthcare Holdings, Inc. (“Laurel”). On February 1, 2016, we acquired 10 SNFs from Laurel for approximately $169.0 million in cash and leased them to an unrelated existing operator. Immediately following our acquisition, the unrelated existing operator acquired all of the outstanding equity interests of Laurel, including the interests previously held by a director of the Company and his family.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments in ASU 2015-02 are effective for annual and interim reporting periods of public entities beginning after December 31, 2015 and were adopted by the Company during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting ASU 2016-01 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

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

Leased Property

Our leased real estate properties, represented by 800 SNFs, 84 assisted living facilities (“ALFs”), 16 specialty facilities and one medical office building at March 31, 2016, are leased under provisions of single or master leases with initial terms typically ranging from five to 15 years, plus renewal options. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

The following tables summarize the significant acquisitions that occurred in 2016.

	Number of Facilities					Land		Building & Site Improvements		Furniture & Fixtures		Initial Cash
Period	SNF	ALF	Country/ State	Total Investment		(in millions)						Yield (%)
Q1	-	1	UK	$8.3			$1.4		$6.7		$0.2	7.00
Q1	-	1	UK	6.1	(1)		0.6		5.3		0.2	7.00
Q1	10	-	OH, VA, MI	169.0	(1) (3)		10.5		152.5		6.0	8.50
Q1	-	-	FL	2.5	(2)		2.5		-		-	-
Q1	-	2	GA	20.2			0.8		18.3		1.1	7.50
Q1	3	-	MD	25.0			2.5		19.9		2.6	8.50
Q1	21	-	VA, NC	212.5	(1)		19.3		181.1		12.1	8.50
Total	34	4		$443.6			$37.6		$383.8		$22.2
(1)	The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment once the analysis is completed.
(2)	Accounted for as an asset acquisition.
(3)	Acquired from a related party. Refer to Note -1 Related Party Transactions.

Aviv Merger

On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building, two mortgages and other investments. The facilities are located in 31 states and are operated by 38 third-party operators. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April, 1, 2015, the fair value of the consideration exchanged was approximately $2.3 billion.

The following table highlights the final allocation of the assets acquired, liabilities assumed and consideration transferred on April 1, 2015 (in thousands):

Fair value of net assets acquired:
Land and buildings	$3,107,530
Investment in direct financing leases	26,823
Mortgages notes receivable	19,246
Other investments	23,619
Total investments	3,177,218
Goodwill	630,679
Accounts receivables and other assets	17,144
Cash acquired	84,858
Accrued expenses and other liabilities	(223,002)
Debt	(1,410,637)
Fair value of net assets acquired	$2,276,260

The completion of the final valuation did not result in material changes to our Consolidated Statements of Operations and Comprehensive Income or our Consolidated Balance Sheets from our preliminary purchase price allocation.

Pro Forma Acquisition Results

The facilities acquired in 2015 are included in our results of operations from the dates of acquisition. The following unaudited pro forma results of operations reflect the impact of those acquisitions as if they occurred on January 1, 2015. For a list of the 2015 transactions, refer to Note 3 – Properties in our Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.

Pro Forma
Three Months Ended
March 31, 2015
(in thousands, except per share amounts, unaudited)
Pro Forma Revenues	$202,531
Pro Forma Net income	$66,521

Earnings per share – diluted:
Net income – as reported	$0.32
Net income – pro forma	$0.35

Asset Sales, Impairments and Other

During the first quarter of 2016, we recorded approximately $34.6 million of impairments on 14 facilities located in six states. Our recorded impairments were primarily the result of a decision to exit certain non-strategic facilities and operators primarily related to facilities acquired in the Aviv Merger. We believe these facilities will be sold within 12 months. We reduced their net book values to their estimated fair value less costs to sell and reclassified them to assets held for sale in the first quarter of 2016. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). In addition, we sold two SNFs (previously classified as held-for-sale) for approximately $2.4 million in net proceeds recognizing a gain of approximately $1.6 million. See Note 6 – Assets Held For Sale for details.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Minimum lease payments receivable	$4,308,355	$4,320,876
Less unearned income	(3,717,733)	(3,733,175)
Investment in direct financing leases - net	$590,622	$587,701

Properties subject to direct financing leases	59	59

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

Aviv Merger

On April 1, 2015, we acquired two additional direct financing leases as a result of the Aviv Merger.

As of March 31, 2016, the following minimum rents are due under our direct financing leases for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$50,250	$50,961	$52,225	$53,507	$54,778

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of March 31, 2016, mortgage notes receivable relate to 24 fixed rate mortgages on 55 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states, operated by eight independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

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

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)

Mortgage note due 2023; interest at 11.00%	$69,928	$69,928
Mortgage note due 2024; interest at 9.79%	112,500	112,500
Mortgage note due 2029; interest at 9.23%	413,095	413,399
Other mortgage notes outstanding (1)	65,046	83,968
Mortgage notes receivable, gross	660,569	679,795
Allowance for loss on mortgage notes receivable	—	—
Total mortgages — net	$660,569	$679,795

(1)	Other mortgage notes outstanding have stated interest rates ranging from 8.35% to 12.0% and maturity dates through 2053.

The following is a brief overview of certain mortgages entered into or assumed in 2016 or significant changes to mortgages previously reported.

Conversion of Mortgage Notes due 2046 to Leased Properties

In January 2016, we acquired three facilities via a deed-in-lieu of foreclosure from a mortgagee. The fair value of the facilities approximated the $25 million carrying value of the mortgages. These facilities have 352 operating beds and are located in Maryland. Simultaneously we leased these facilities to an existing operator.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)

Other investment note due 2017; interest at 8.50%	$12,000	$—
Other investment note due 2017; interest at 8.50%	12,099	—
Other investment note due 2019; interest at 10.50%	49,271	—
Other investment note due 2020; interest at 10.00%	23,000	23,000
Other investment note due 2028; interest at 8.50%	20,000	—
Other investment note due 2030; interest at 6.66%	31,905	26,966
Other investment notes outstanding (1)	58,559	42,293
Other investments, gross	206,834	92,259
Allowance for loss on other investments	(3,002)	(2,960)
Total other investments	$203,832	$89,299

(1)	Other investment notes have maturity dates through 2028 and interest rates ranging from 6.50% to 12.0%.

The following is a brief overview of certain notes entered into in 2016.

Other Investment notes due 2017

On February 1, 2016, we provided an operator a $15.0 million secured working capital note. The working capital note bears interest at 8.5% and matures in July 2017. As of March 31, 2016, approximately $12.1 million has been drawn and remains outstanding.

On March 1, 2016, we provided an operator a $15.0 million secured working capital note. The working capital note bears interest at 8.5% and matures in March 2017. As of March 31, 2016, approximately $12.0 million has been drawn and remains outstanding.

Other Investment note due 2019

On February 26, 2016, we acquired and funded a $50.0 million mezzanine note at a discount of approximately $0.75 million to a new operator. The mezzanine note bears interest at 10.50% and matures in February 2019.

Other Investment note due 2028

On March 1, 2016, we provided an operator a $20.0 million acquisition note. The acquisition note bears interest at 8.5% (increasing annually by 2.5%) and matures in March 2028.

NOTE 6 – ASSETS HELD FOR SALE

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2015	3	$6,599
Properties sold (1)	(2)	(600)
Properties added (2)	24	67,590
March 31, 2016	25	$73,589

(1)	In the first quarter of 2016, we sold two SNFs for approximately $2.4 million in net proceeds recognizing a gain on sale of approximately $1.6 million.
(2)	In the first quarter of 2016, we reclassified eight ALFs and 16 SNFs located in six states to assets held for sale. We recorded approximately $34.6 million impairment charges on 14 facilities to reduce their net book values to their estimated fair value less costs to sell. See Note 2 – Properties and Investments.

NOTE 7 – INTANGIBLES

The following is a summary of our intangibles as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Assets:
Goodwill	$645,568	$645,683

Above market leases	$23,545	$21,901
In-place leases	167	386
Accumulated amortization	(14,619)	(14,162)
Net intangible assets	$9,093	$8,125

Liabilities:
Below market leases	$166,486	$165,331
Accumulated amortization	(59,859)	(55,131)
Net intangible liabilities	$106,627	$110,200

Goodwill was recorded in connection with the Aviv Merger and Care Homes Transaction (refer to Note 3 – Properties in our Annual Report on Form 10-K for the year ended December 31, 2015) and is shown as a separate line on our Consolidated Balance Sheets. Above market leases and in-place leases, net of accumulated amortization, are included in other assets on our Consolidated Balance Sheets. Below market leases, net of accumulated amortization, are included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

For the three months ended March 31, 2016 and 2015, our net amortization related to intangibles was $4.3 million and $1.2 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2016 and the subsequent four years is as follows: remainder of 2016 – $9.8 million; 2017 – $11.8 million; 2018 – $10.6 million; 2019 – $9.6 million and 2020 – $9.4 million. As of March 31, 2016 the weighted average remaining amortization period of above market leases (inclusive of in-place leases) and in below market leases is approximately five years and 10 years, respectively.

The following is a reconciliation of our goodwill as of March 31, 2016:

(in thousands)
Balance as of December 31, 2015	$645,683
Add: additional valuation adjustments related to preliminary valuations	275
Less: foreign currency translation	(390)
Balance as of March 31, 2016	$645,568

NOTE 8 – CONCENTRATION OF RISK

As of March 31, 2016, our portfolio of real estate investments consisted of 985 healthcare facilities, located in 42 states and the United Kingdom and operated by 83 third party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.4 billion at March 31, 2016, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 800 SNFs, 84 ALFs, 16 specialty facilities, one medical office building, fixed rate mortgages on 53 SNFs and two ALFs, and 29 facilities that are closed/held-for-sale. At March 31, 2016, we also held miscellaneous investments of approximately $203.8 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2016, the three states in which we had our highest concentration of investments were Ohio (10%), Texas (9%) and Florida (8%). No single operator or manager generated more than 10% of our total revenues for the three months ended March 31, 2016.

NOTE 9 – DIVIDENDS AND EQUITY

On April 14, 2016, the Board of Directors declared a common stock dividend of $0.58 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, to be paid May 16, 2016 to common stockholders of record on May 2, 2016.

On January 14, 2016, the Board of Directors declared a common stock dividend of $0.57 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter. The common dividends were paid February 16, 2016 to common stockholders of record as of February 2, 2016.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended March 31, 2016, approximately 0.7 million shares of our common stock at an average price of $29.84 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $19.7 million.

NOTE 10 – TAXES

Since our inception, we have elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (the “Code”). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and certain other requirements are met, including an asset and income test. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect the Company’s net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. On a quarterly and annual basis, we test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules. We review our distributions and projected distributions each year to ensure we have met and will meet the annual REIT distribution requirements. In 2016, we expect to distribute dividends in excess of our taxable income.

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five wholly owned subsidiary REITs that are subject to all of the REIT qualification rules set forth in the Code. In December 2015, we merged the five wholly owned subsidiary REITs into one wholly owned subsidiary REIT which is subject to all of the REIT qualification rules set forth in the Code.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of March 31, 2016, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.9 million. The loss carry-forward is fully reserved as of March 31, 2016 with a valuation allowance due to uncertainties regarding realization.

During the first quarter of 2016, we recorded approximately $0.1 million of state and local income tax provision and approximately $0.1 million of provision for foreign income taxes.

NOTE 11 – STOCK-BASED COMPENSATION

Stock-based compensation expense was $2,778 and $1,610 for the three- month periods ended March 31, 2016 and 2015, respectively.

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

We awarded 131,006 RSUs to employees on March 17, 2016.

Performance Restricted Stock Units and LTIP Units

Performance restricted stock units (“PRSUs”) and long term incentive plan units (“LTIP Units”) are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs and the LTIP Units have varying degrees of performance requirements to be earned and vested, and each PRSU and LTIP Units award represents the right to a variable number of shares of common stock or partnership units. Each LTIP Unit once earned and vested is convertible into one Omega OP Unit in Omega OP, subject to certain conditions. The earning requirements are based on either the (i) total shareholder return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index or FTSE NAREIT Equity Health Care Index TSR (both “Relative TSR”). Vesting in general requires that the employee remain employed by us until the date specified in the applicable PRSU agreement, which may be later than the date that the TSR or Relative TSR requirements are satisfied. We expense the cost of these awards ratably over their service period.

Prior to vesting and the distribution of shares, ownership of the PRSUs cannot be transferred. Dividend equivalents on the PRSUs accumulate and with respect to PRSUs granted before 2015 are paid when the PRSUs vest and with respect to PRSUs granted in 2015 or later are paid once the PRSUs are earned. While each LTIP Unit is unearned, the employee receives a partnership distribution equal to 10% of the quarterly approved regular periodic distributions per Omega OP Unit. The remaining partnership distributions (which in the case of normal periodic distributions is equal to the total approved quarterly dividend on Omega’s common stock) on the LTIP Units accumulate, and if the LTIP Units are earned, the accumulated distributions are paid.

The number of shares or units earned under the TSR PRSUs or LTIP Units depends generally on the level of achievement of Omega’s TSR over the indicated performance period. We awarded 372,069 LTIP Units to employees on March 17, 2016.

The number of shares earned under the Relative TSR PRSUs depends generally on the level of achievement of Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index or FTSE NAREIT Equity Health Care Index TSR over the performance period indicated. We awarded 307,480 Relative TSR PRSUs to employees on March 17, 2016.

The following table summarizes our total unrecognized compensation cost as of March 31, 2016 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units(1)	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions) (2)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)	Performance Period	Vesting Dates
RSUs
2013 RSU	2013	195,822	$29.80	$5.8	36	$1.4	N/A	12/31/14 - 12/31/16
2014 RSU	2014	106,778	29.80	3.2	36	0.8	N/A	12/31/2016
3/31/15 RSU	2015	109,985	40.57	4.5	33	2.8	N/A	12/31/2017
4/1/15 RSU	2015	40,464	40.74	1.6	33	1.1	N/A	12/31/2017
Assumed Aviv RSU	2015	18,920	24.92	0.5	21	0.2	N/A	12/31/2016
Assumed Aviv RSU	2015	7,799	35.08	0.3	33	0.2	N/A	12/31/15-12/31/17
3/17/16 RSU	2016	131,006	34.78	4.6	33	4.5	N/A	12/31/2018
Restricted Stock Units Total		610,774	$33.45	$20.5		$11.0

TSR PRSUs and LTIP Units
2016 Transition TSR	2013	101,591	8.67	0.9	36	0.2	12/31/2013-12/31/2016	12/31/2016
2016 TSR	2014	135,634	8.67	1.2	48	0.5	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 LTIP Units	2015	137,249	14.66	2.0	45	1.5	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	54,151	14.80	0.8	45	0.6	1/1/2015-12/31/2017	Quarterly in 2018
7/31/15 2016 Transition TSR	2015	22,091	18.51	0.4	5	-	12/31/2013-12/31/2016	12/31/2016
7/31/15 2017 LTIP Units	2015	5,823	8.78	0.1	5	-	1/1/2015-12/31/2017	12/31/2017
3/17/16 2018 LTIP Units	2016	372,069	13.21	4.9	45	4.9	1/1/2016-12/31/2018	Quarterly in 2019
TSR PRSUs & LTIP Total		828,608	$12.44	$10.3		$7.7

Relative TSR PRSUs
2016 Transition Relative TSR	2013	101,588	14.24	1.4	36	0.4	12/31/2013-12/31/2016	12/31/2016
2016 Relative TSR	2014	135,634	14.24	1.9	48	0.8	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 Relative TSR	2015	137,249	22.50	3.1	45	2.3	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	54,151	22.91	1.2	45	0.9	1/1/2015-12/31/2017	Quarterly in 2018
7/31/15 2016 Relative TSR	2015	22,100	19.60	0.4	5	-	12/31/2013-12/31/2016	12/31/2016
7/31/15 2017 Relative TSR	2015	5,826	17.74	0.1	5	-	1/1/2015-12/31/2017	12/31/2017
3/17/16 2018 Relative TSR	2016	307,480	16.45	5.1	45	5.0	1/1/2016-12/31/2018	Quarterly in 2019
Relative TSR PRSUs Total		764,028	$17.41	$13.2		$9.4
Grand Total		2,203,410	$19.99	$44.0		$28.1
(1)	Shares/units are net of shares cancelled.
(2)	Total compensation costs are net of shares cancelled.

Director Restricted Stock Grants

As of March 31, 2016, we had 51,999 shares of restricted stock outstanding to directors. The directors’ restricted shares are scheduled to vest over the next three years. As of March 31, 2016, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $1.2 million.

NOTE 12 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Rate as of March 31,	March 31,	December 31,
	Maturity	2016	2016	2015
			(in thousands)
Secured borrowings:
GE term loan	2019	4.11%	$180,000	$180,000
HUD mortgages assumed December 2011(1)	2044	3.06%	55,895	56,204
Total secured borrowings			235,895	236,204

Unsecured borrowings:
Revolving line of credit	2018	1.73%	530,000	230,000
Tranche A-1 term loan	2019	1.93%	200,000	200,000
Tranche A-2 term loan	2017	1.94%	200,000	200,000
Tranche A-3 term loan	2021	1.93%	350,000	—
Omega OP term loan	2017	1.94%	100,000	100,000
2015 term loan	2022	2.23%	250,000	250,000
			1,630,000	980,000

2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
Subordinated debt	2021	9.00%	20,000	20,000
			2,370,000	2,370,000
Discount - net			(16,703)	(17,118)
Total unsecured borrowings			3,983,297	3,332,882
Total – net			$4,219,192	$3,569,086
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at March 31, 2016 excluding a third-party administration fee of approximately 0.5%. Secured by real estate assets with a net carrying value of $68.6 million.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2016 and December 31, 2015, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Facilities

On January 29, 2016, we amended our Omega Credit Facilities (as defined below) to add a $350 million senior unsecured incremental term loan facility. As a result of the amendment, the Omega Credit Facilities now include a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), a $200 million senior unsecured term loan facility (the “Tranche A-1 Term Loan Facility”), a $200 million senior unsecured incremental term loan facility (the “Tranche A-2 Term Loan Facility”) and a $350 million senior unsecured incremental term loan facility (the “Tranche A-3 Term Loan Facility” and, together with the Revolving Credit Facility, the Tranche A-1 Term Loan Facility and the Tranche A-2 Term Loan Facility, collectively, the “Omega Credit Facilities”). The Tranche A-1 Term Loan Facility, the Tranche A-2 Term Loan Facility and the Tranche A-3 Term Loan Facility may be referred to collectively herein as the “Omega Term Loan Facilities”.

The Tranche A-3 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Tranche A-3 Term Loan Facility matures on January 29, 2021.

NOTE 13 – FINANCIAL INSTRUMENTS

At March 31, 2016 and December 31, 2015, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$9,407	$9,407	$5,424	$5,424
Restricted cash	12,327	12,327	14,607	14,607
Investments in direct financing leases – net	590,622	587,297	587,701	584,358
Mortgage notes receivable – net	660,569	672,427	679,795	687,130
Other investments – net	203,832	203,751	89,299	90,745
Total	$1,476,757	$1,485,209	$1,376,826	$1,382,264
Liabilities:
Revolving line of credit	$530,000	$530,000	$230,000	$230,000
Tranche A-1 term loan	200,000	200,000	200,000	200,000
Tranche A-2 term loan	200,000	200,000	200,000	200,000
Tranche A-3 term loan	350,000	350,000	—	—
Omega OP term loan	100,000	100,000	100,000	100,000
2015 term loan	250,000	250,000	250,000	250,000
5.875% notes due 2024 – net	400,000	431,815	400,000	429,956
4.95% notes due 2024 – net	395,475	404,036	395,333	403,064
4.50% notes due 2025 – net	248,152	241,082	248,099	242,532
5.25% notes due 2026 – net	598,384	610,605	598,343	612,760
4.50% notes due 2027 – net	690,705	666,652	690,494	667,651
GE term loan due 2019	180,000	180,000	180,000	180,000
HUD debt – net	55,895	54,319	56,204	52,678
Subordinated debt – net	20,581	24,342	20,613	24,366
Total	$4,219,192	$4,242,851	$3,569,086	$3,593,007

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2015). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income	$58,196	$43,052
Less: Net income attributable to noncontrolling interests	(2,641)	—
Net income available to common stockholders	$55,555	$43,052

Denominator:
Denominator for basic earnings per share	188,228	134,346
Effect of dilutive securities:
Common stock equivalents	1,175	460
Noncontrolling interest – OP units	8,947	—
Denominator for diluted earnings per share	198,350	134,806

Earnings per share – basic:
Net income available to common stockholders	$0.30	$0.32
Earnings per share – diluted:
Net income	$0.29	$0.32

NOTE 16 – CONSOLIDATING FINANCIAL STATEMENTS

As of March 31, 2016, we had outstanding: (i) $400 million 5.875% Senior Notes due 2024, (ii) $400 million 4.95% Senior Notes due 2024, (iii) $250 million 4.5% Senior Notes due 2025, (iv) $600 million 5.25% Senior Notes due 2026 and (v) $700 million 4.5% Senior Notes due 2027 (collectively, the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee amounts outstanding under the Omega Credit Facilities and 2015 term loan listed in Note 12 – Borrowing Activities and Arrangements. In addition, all such subsidiary guarantors that are subsidiaries of Omega OP also guarantee amounts outstanding under the Omega OP term loan listed in Note 12 – Borrowing Activities and Arrangements.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes. Our non-guarantor subsidiaries include, among others, all subsidiaries securing secured debt that is currently outstanding and our U.K. subsidiaries. The results and financial position of acquired entities are included from the dates of their respective acquisitions.

The 2015 financial statements presented below have been adjusted to reflect our current guarantor and non-guarantor relationships as of March 31, 2016.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

Unaudited

(in thousands, except per share amounts)

	March 31, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Land and buildings	$6,518,739	$570,221	$—	$7,088,960
Less accumulated depreciation	(1,034,122)	(32,901)	—	(1,067,023)
Real estate properties – net	5,484,617	537,320	—	6,021,937
Investment in direct financing leases	590,622	—	—	590,622
Mortgage notes receivable – net	660,569	—	—	660,569
	6,735,808	537,320	—	7,273,128
Other investments – net	203,832	—	—	203,832
	6,939,640	537,320	—	7,476,960
Assets held for sale – net	73,589	—	—	73,589
Total investments	7,013,229	537,320	—	7,550,549

Cash and cash equivalents	8,985	422	—	9,407
Restricted cash	7,106	5,221	—	12,327
Accounts receivable – net	202,947	5,322	—	208,269
Goodwill	630,678	14,890	—	645,568
Investment in affiliates	433,085	3,717	(436,802)	—
Other assets	60,728	128,604	—	189,332
Total assets	$8,356,758	$695,496	$(436,802)	$8,615,452

LIABILITIES AND EQUITY
Revolving line of credit	$530,000	$—	$—	$530,000
Term loan	1,100,000	—	—	1,100,000
Secured borrowings	—	369,518	(133,623)	235,895
Unsecured borrowings – net	2,353,297	—	—	2,353,297
Accrued expenses and other liabilities	320,928	8,004	—	328,932
Deferred income taxes	—	14,795	—	14,795
Intercompany payable	—	10,916	(10,916)	—
Total liabilities	4,304,225	403,233	(144,539)	4,562,919

Stockholders’ equity:
Common stock	18,817	—	—	18,817
Equity investment in affiliates	—	274,634	(274,634)	—
Common stock – additional paid-in capital	4,629,423	—	—	4,629,423
Cumulative net earnings	1,428,077	17,564	(17,564)	1,428,077
Cumulative dividends paid	(2,361,580)	—	—	(2,361,580)
Accumulated other comprehensive income (loss)	(21,702)	103	(103)	(21,702)
Total stockholders’ equity	3,693,035	292,301	(292,301)	3,693,035
Noncontrolling interest	359,498	(38)	38	359,498
Total equity	4,052,533	292,263	(292,263)	4,052,533
Total liabilities and equity	$8,356,758	$695,496	$(436,802)	$8,615,452

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

Unaudited

(in thousands, except per share amounts)

	December 31, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Land and buildings	$6,184,507	$559,451	$—	$6,743,958
Less accumulated depreciation	(991,314)	(27,836)	—	(1,019,150)
Real estate properties – net	5,193,193	531,615	—	5,724,808
Investment in direct financing leases	587,701	—	—	587,701
Mortgage notes receivable – net	679,795	—	—	679,795
	6,460,689	531,615	—	6,992,304
Other investments – net	89,299	—	—	89,299
	6,549,988	531,615	—	7,081,603
Assets held for sale – net	6,599	—	—	6,599
Total investments	6,556,587	531,615	—	7,088,202

Cash and cash equivalents	1,592	3,832	—	5,424
Restricted cash	8,058	6,549	—	14,607
Accounts receivable – net	196,107	7,755	—	203,862
Goodwill	630,404	15,279	—	645,683
Investment in affiliates	300,409	—	(300,409)	—
Other assets	53,732	7,499	—	61,231
Total assets	$7,746,889	$572,529	$(300,409)	$8,019,009

LIABILITIES AND EQUITY
Revolving line of credit	$230,000	$—	$—	$230,000
Term loan	750,000	—	—	750,000
Secured borrowings	—	361,460	(125,256)	236,204
Unsecured borrowings – net	2,352,882	—	—	2,352,882
Accrued expenses and other liabilities	326,815	6,891	—	333,706
Deferred income taxes	—	15,352	—	15,352
Intercompany payable	(13,673)	13,673	—	—
Total liabilities	3,646,024	397,376	(125,256)	3,918,144

Stockholders’ equity:
Common stock	18,740	—	—	18,740
Equity investment in affiliates	—	156,830	(156,830)	—
Common stock – additional paid-in capital	4,609,474	—	—	4,609,474
Cumulative net earnings	1,372,522	18,246	(18,246)	1,372,522
Cumulative dividends paid	(2,254,038)	—	—	(2,254,038)
Accumulated other comprehensive income (loss)	(8,712)	77	(77)	(8,712)
Total stockholders’ equity	3,737,986	175,153	(175,153)	3,737,986
Noncontrolling interest	362,879	—	—	362,879
Total equity	4,100,865	175,153	(175,153)	4,100,865
Total liabilities and equity	$7,746,889	$572,529	$(300,409)	$8,019,009

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$163,393	$13,310	$-	$176,703
Income from direct financing leases	15,442	-	-	15,442
Mortgage interest income	16,606	-	-	16,606
Other investment income – net	4,128	-	-	4,128
Total operating revenues	199,569	13,310	-	212,879

Expenses
Depreciation and amortization	57,279	5,154	-	62,433
General and administrative	10,343	112	-	10,455
Acquisition costs	2,429	1,342	-	3,771
Impairment loss on real estate properties	34,340	218	-	34,558
Provisions for uncollectible mortgages, notes and accounts receivable	1,862	3,262	-	5,124
Total operating expenses	106,253	10,088	-	116,341

Income before other income and expense	93,316	3,222	-	96,538
Other income (expense):
Interest income	5	3	-	8
Interest expense	(33,389)	(3,833)	-	(37,222)
Interest – amortization of deferred financing costs	(2,126)	(6)	-	(2,132)
Interest – refinancing costs	(298)	-	-	(298)
Realized loss on foreign exchange	(22)	-	-	(22)
Equity in earnings	(682)	-	682	-
Total other expense	(36,512)	(3,836)	682	(39,666)

Income before gain (loss) on assets sold	56,804	(614)	682	56,872
Gain on assets sold - net	1,571	-	-	1,571
Income from continuing operations before income taxes	58,375	(614)	682	58,443
Income taxes	(141)	(106)	-	(247)
Net income	58,234	(720)	682	58,196
Net income attributable to noncontrolling interest	(2,679)	38	-	(2,641)
Net income available to common stockholders	$55,555	$(682)	$682	$55,555

Net income	$58,234	$(720)	$682	$58,196
Other comprehensive loss – foreign currency translation	(4,730)	-	-	(4,730)
Other comprehensive loss – cash flow hedges	(8,876)	-	-	(8,876)
Total comprehensive income	44,628	(720)	682	44,590
(Deduct) add: comprehensive income (loss) attributable to noncontrolling interest	(2,063)	38	-	(2,025)
Comprehensive income attributable to common stockholders	$42,565	$(682)	$682	$42,565

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended March 31, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$98,589	$2,375	$-	$100,964
Income from direct financing leases	14,346	-	-	14,346
Mortgage interest income	16,579	-	-	16,579
Other investment income – net	1,531	-	-	1,531
Total operating revenues	131,045	2,375	-	133,420

Expenses
Depreciation and amortization	29,611	999	-	30,610
General and administrative	5,985	29	-	6,014
Acquisition costs	4,868	-	-	4,868
Provision for impairment on real estate properties	5,982	-	-	5,982
Provision for uncollectible mortgages, notes and accounts receivable	(2)	-	-	(2)
Total operating expenses	46,444	1,028	-	47,472

Income before other income and expense	84,601	1,347	-	85,948
Other income (expense):
Interest income	190	3	-	193
Interest expense	(31,842)	(517)	-	(32,359)
Interest – amortization of deferred financing costs	(1,348)	(5)	-	(1,353)
Interest – refinancing costs	(9,377)	-	-	(9,377)
Equity in earnings	828	-	(828)	-
Total other expense	(41,549)	(519)	(828)	(42,896)

Net income available to common stockholders	$43,052	$828	$(828)	$43,052

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31, 2016
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$58,234	$(720)	$682	$58,196
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,279	5,154	—	62,433
Provision for impairment on real estate properties	34,340	218	—	34,558
Provision for uncollectible mortgages, notes and accounts receivable	1,862	3,262	—	5,124
Amortization of deferred financing and refinancing costs	2,424	6	—	2,430
Accretion of direct financing leases	(2,921)	—	—	(2,921)
Stock-based compensation	2,778	—	—	2,778
Gain on assets sold – net	(1,571)	—	—	(1,571)
Amortization of acquired in-place leases - net	(4,300)	—	—	(4,300)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	581	(21)	—	560
Straight-line rent receivables	(9,111)	(836)	—	(9,947)
Lease inducements	647	—	—	647
Effective yield receivable on mortgage notes	(819)	—	—	(819)
Other operating assets and liabilities	(10,793)	(8,514)	(682)	(19,989)
Net cash provided by (used in) operating activities	128,630	(1,451)	—	127,179
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(401,700)	(14,404)	—	(416,104)
Investment in construction in progress	(16,316)	—	—	(16,316)
Deposit to acquire real estate	—	(113,816)	—	(113,816)
Investment in U.K. subsidiary	(127,239)	127,239	—	—
Placement of mortgage loans	(6,162)	—	—	(6,162)
Proceeds from sale of real estate investments	2,392	—	—	2,392
Capital improvements to real estate investments	(9,004)	(540)	—	(9,544)
Proceeds from other investments	1,461	—	—	1,461
Investments in other investments	(116,003)	—	—	(116,003)
Collection of mortgage principal	312	—	—	312
Net cash used in investing activities	(672,259)	(1,521)	—	(673,780)
Cash flows from financing activities
Proceeds from credit facility borrowings	670,000	—	—	670,000
Payments on credit facility borrowings	(370,000)	—	—	(370,000)
Receipts of other long-term borrowings	350,000	—	—	350,000
Payments of other long-term borrowings	—	(309)	—	(309)
Payments of financing related costs	(3,552)	(24)	—	(3,576)
Receipts from dividend reinvestment plan	19,596	—	—	19,596
Payments for exercised options and restricted stock – net	(2,381)	—	—	(2,381)
Dividends paid	(107,500)	—	—	(107,500)
Redemption of OP Units	(10)	—	—	(10)
Distributions to OP Unit Holders	(5,131)	—	—	(5,131)
Net cash provided by (used in) financing activities	551,022	(333)	—	550,689

Increase (decrease) in cash and cash equivalents	7,393	(3,305)	—	4,088
Effect of foreign currency translation on cash and cash equivalents	—	(105)	—	(105)
Cash and cash equivalents at beginning of period	1,592	3,832	—	5,424
Cash and cash equivalents at end of period	$8,985	$422	$—	$9,407

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31, 2015
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$43,052	$828	$(828)	$43,052
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,611	999	—	30,610
Provision for impairment on real estate properties	5,982	—	—	5,982
Provision for uncollectible mortgages, notes and accounts receivable	(2)	—	—	(2)
Amortization of deferred financing and refinancing costs	10,725	5	—	10,730
Accretion of direct financing leases	(2,614)	—	—	(2,614)
Stock-based compensation	1,610	—	—	1,610
Amortization of acquired in-place leases - net	(1,192)	—	—	(1,192)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(196)	—	—	(196)
Straight-line rent receivables	(5,124)	(151)	—	(5,275)
Lease inducements	(2,110)	—	—	(2,110)
Effective yield receivable on mortgage notes	(1,120)	—	—	(1,120)
Other operating assets and liabilities	23,373	(382)	828	23,819
Net cash provided by operating activities	101,995	1,299	—	103,294
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(6,300)	—	—	(6,300)
Investment in construction in progress	(5,851)	—	—	(5,851)
Placement of mortgage loans	(2,002)	—	—	(2,002)
Proceeds from sale of real estate investments	255	—	—	255
Capital improvements to real estate investments	(4,605)	(999)	—	(5,604)
Proceeds from other investments	2,155	—	—	2,155
Investments in other investments	(1,468)	—	—	(1,468)
Collection of mortgage principal	288	—	—	288
Net cash used in investing activities	(17,528)	(999)	—	(18,527)
Cash flows from financing activities
Proceeds from credit facility borrowings	6,000	—	—	6,000
Payments on credit facility borrowings	(91,000)	—	—	(91,000)
Receipts of other long-term borrowings	689,822	—	—	689,822
Payments of other long-term borrowings	(347,583)	(300)	—	(347,883)
Payments of financing related costs	(21,318)	—	—	(21,318)
Receipts from dividend reinvestment plan	5,414	—	—	5,414
Payments for exercised options and restricted stock – net	(1,906)	—	—	(1,906)
Net proceeds from issuance of common stock	440,019	—	—	440,019
Dividends paid	(68,261)	—	—	(68,261)
Net cash provided by (used in) financing activities	611,187	(300)	—	610,887

Increase in cash and cash equivalents	695,654	—	—	695,654
Cash and cash equivalents at beginning of period	4,489	—	—	4,489
Cash and cash equivalents at end of period	$700,143	$—	$—	$700,143

NOTE 17 – SUBSEQUENT EVENTS

On April 1, 2016, we acquired 10 care homes (similar to ALFs in the United States) in the United Kingdom from an unrelated third party for approximately $114 million in cash and leased them to an existing operator. The 10 care homes with 743 registered beds were added to the existing operator’s master lease, which has an initial annual cash yield of 7%.

On April 29, 2016, four facilities with a carrying value of approximately $15 million which were held for sale at March 31, 2016 were sold for approximately $24 million. In conjunction with this transaction, the operator also paid us approximately $55 million to retire approximately $50 million of certain mortgages and other investments.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2015, and in Part II, Item 1A of this report (if any);
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facilities;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	changes in our credit ratings and the ratings of our debt securities;
(ix)	competition in the financing of healthcare facilities;
(x)	regulatory and other changes in the healthcare sector;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in the financial position of our operators;
(xiii)	changes in interest rates;
(xiv)	the amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts;
(xvi)	the possibility that we will not realize estimated synergies or growth as a result of our merger with Aviv, or that such benefits may take longer to realize than expected;
(xvii)

the potential impact of changes in the skilled nursing facility (“SNF”) and assisted living facility (“ALF”) market or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and

(xviii)	our ability to maintain our status as a real estate investment trust.

Overview

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States and the United Kingdom. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Omega was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. In April 2015, Aviv REIT Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among the Company, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Omega (“Merger Sub”), OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP”), and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”). As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building and two mortgages and other investments. The facilities are located in 31 states and are operated by 38 third-party operators.

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion and following the consummation of the Aviv Merger, substantially all of the Company’s assets are held by Omega OP.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of March 31, 2016, the Company owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 5% of the Omega OP Units.

Our portfolio of real estate investments at March 31, 2016, consisted of 985 healthcare facilities, located in 42 states and the United Kingdom and operated by 83 third party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.4 billion at March 31, 2016, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of: (i) 800 SNFs, (ii) 84 ALFs, (iii) 16 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 53 SNFs and two ALFs and (vi) 29 facilities that are closed/held-for-sale. At March 31, 2016, we also held miscellaneous investments of approximately $203.8 million, consisting primarily of secured loans to third-party operators of our facilities.

As of March 31, 2016 and December 31, 2015 we do not have any material properties or operators with facilities that are not materially occupied.

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation.

Taxation

Since our inception, we have elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (the “Code”). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and certain other requirements are met, including an asset and income test. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect the Company’s net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. On a quarterly and annual basis, we test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules. We review our distributions and projected distributions each year to ensure we have met and will meet the annual REIT distribution requirements. In 2016, we expect to distribute dividends in excess of our taxable income.

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five wholly owned subsidiary REITs that are subject to all of the REIT qualification rules set forth in the Code. In December 2015, we merged the five wholly owned subsidiary REITs into one wholly owned subsidiary REIT which is subject to all of the REIT qualification rules set forth in the Code.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of March 31, 2016, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.9 million. The loss carry-forward is fully reserved as of March 31, 2016 with a valuation allowance due to uncertainties regarding realization.

During the first quarter of 2016, we recorded approximately $0.1 million of state and local income tax provision and approximately $0.1 million of provision for foreign income taxes.

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

We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us. However, significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

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

On June 28, 2012, however, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs. As of March 14, 2016, thirty two states including the District of Columbia have expanded or are expanding Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act, and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). In March 2016, the HHS Office for Civil Rights began Phase 2 of its HIPAA Audit Program which will include business as well as covered entities. The Audit will focus on compliance with the Privacy, Security, and Breach Notification Rules.

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

General and Professional Liability. Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits challenging the validity of arbitration agreements in long term care settings. On July 16, 2015, CMS issued a proposed rule on, Reform of Requirements for Long-Term Care Facilities, which would require SNFs to explain binding arbitration agreements to residents and their families before they sign them. The rule would also prohibit requiring arbitration agreements as a condition of admission. A final rule is projected by HHS to be published by September 2016. If this rule is finalized as proposed, there would likely be an increase in liabilities for SNF and long term care providers.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2015. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements. We have described our most critical accounting policies in our 2015 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There have been no changes to our critical accounting policies or estimates since December 31, 2015. See Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments in ASU 2015-02 are effective for annual and interim reporting periods of public entities beginning after December 31, 2015 and were adopted by the Company during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting ASU 2016-01 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2016 and 2015

Operating Revenues

Our operating revenues for the three months ended March 31, 2016, totaled $212.9 million, an increase of $79.5 million over the same period in 2015. The $79.5 million increase was primarily the result of: (i) $57.8 million of rental income associated with the Aviv Merger; (ii) $3.5 million of rental income related to the Care Homes Transaction (refer to Note 3 – Properties in our Annual Report on Form 10-K for the year ended December 31, 2015), (iii) $12.3 million of additional rental income associated with other acquisitions and lease amendments made throughout 2016 and 2015, (iv) $2.6 million increase in other investment income primarily related to new notes funded to operators in 2016 and (v) $1.1 million increase in direct financing lease income primarily due to (a) two new direct financing leases assumed in the Aviv Merger and (b) incremental revenue associated with the New Ark direct financing lease.

Operating Expenses

Operating expenses for the three months ended March 31, 2016, totaled $116.3 million, an increase of approximately $68.9 million over the same period in 2015. The increase was primarily due to: (i) a $31.8 million increase in depreciation and amortization expense due to the Aviv Merger and Care Homes Transaction, as well as other acquisitions, (ii) a $28.6 million increase in provision for impairment losses as a result of the Company exiting 14 facilities, (iii) a $5.1 million increase in provision for uncollectible mortgages, notes and accounts receivable primarily related to (a) the write-off of approximately $3.4 million of straight line receivable from a former operator and (b) the reserve of approximately $1.2 million of effective interest receivable associated with an existing operator who exercised their option to prepay certain mortgages with Omega and (iv) a $4.4 million increase in general and administrative expenses primarily due to the Aviv Merger.

Other Income (Expense)

For the three months ended March 31, 2016, total other expenses were $39.7 million, a decrease of approximately $3.2 million over the same period in 2015. The decrease was primarily the result of a decrease of $9.1 million in interest refinancing costs. In the first quarter of 2015, we incurred $9.4 million in interest refinance costs related to the redemption of our $200 million 7.5% notes due 2020 and early retirement of 21 mortgage loans guaranteed by U.S. Department of Housing and Urban Development (“HUD”). In the first quarter of 2016, we incurred $0.3 million of interest refinancing costs. Offsetting the decrease was an increase of $4.9 million in interest expense due to an increase in borrowings outstanding to fund new investments since January 2015, including the Aviv Merger and Care Homes Transaction.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”) for the three months ended March 31, 2016 was $153.6 million compared to $79.6 million for the same period in 2015.

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

The following table presents our NAREIT FFO results for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)

Net income	$58,196	$43,052
Deduct gain from real estate dispositions	(1,571)	—
Sub-total	56,625	43,052
Elimination of non-cash items included in net income:
Depreciation and amortization	62,433	30,610
Add back impairments on real estate properties	34,558	5,982
NAREIT FFO (a)	$153,616	$79,644
(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following tables summarize the significant acquisitions that occurred in 2016.

	Number of Facilities					Land		Building & Site Improvements		Furniture & Fixtures		Initial Cash
Period	SNF	ALF	Country/ State	Total Investment		(in millions)						Yield (%)
Q1	-	1	UK	$8.3			$1.4		$6.7		$0.2	7.00
Q1	-	1	UK	6.1	(1)		0.6		5.3		0.2	7.00
Q1	10	-	OH, VA, MI	169.0	(1) (3)		10.5		152.5		6.0	8.50
Q1	-	-	FL	2.5	(2)		2.5		-		-	-
Q1	-	2	GA	20.2			0.8		18.3		1.1	7.50
Q1	3	-	MD	25.0			2.5		19.9		2.6	8.50
Q1	21	-	VA, NC	212.5	(1)		19.3		181.1		12.1	8.50
Total	34	4		$443.6			$37.6		$383.8		$22.2

(1)	The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment once the analysis is completed.
(2)	Accounted for as an asset acquisition.
(3)	Acquired from a related party. Refer to Note -1 Related Party Transactions.

Acquisition of Aviv by Merger

On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building, two mortgages and other investments. The facilities are located in 31 states and are operated by 38 third-party operators. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April, 1, 2015, the fair value of the consideration exchanged was approximately $2.3 billion.

The following table highlights the final allocation of the assets acquired, liabilities assumed, and consideration exchanged on April 1, 2015 (in thousands):

Fair value of net assets acquired:
Land and buildings	$3,107,530
Investment in direct financing leases	26,823
Mortgages notes receivable	19,246
Other investments	23,619
Total investments	3,177,218
Goodwill	630,679
Accounts receivables and other assets	17,144
Cash acquired	84,858
Accrued expenses and other liabilities	(223,002)
Debt	(1,410,637)
Fair value of net assets acquired	$2,276,260

The completion of the final valuation did not result in material changes to our Consolidated Statements of Operations and Comprehensive Income or our Consolidated Balance Sheets from our preliminary purchase price allocation.

Assets Impairments and Assets Held for Sale

During the first quarter of 2016, we recorded approximately $34.6 million of impairments on 14 facilities located in six states. We reduced their net book values to their estimated fair value less costs to sell and reclassified them to assets held for sale in the first quarter of 2016. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs.

In the first quarter of 2016, we reclassified eight ALFs, and 16 SNFs to assets held for sale. In addition, we sold two SNFs previously classified as assets held for sale for approximately $2.4 million in net proceeds recognizing a gain on sale of approximately $1.6 million.

Liquidity and Capital Resources

At March 31, 2016, we had total assets of $8.6 billion, total equity of $4.1 billion and debt of $4.2 billion, representing approximately 51.0% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2016 and December 31, 2015, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Facilities

On January 29, 2016, we amended our Omega Credit Facilities (as defined below) to add a $350 million senior unsecured incremental term loan facility. As a result of the amendment, the Omega Credit Facilities now include a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), a $200 million senior unsecured term loan facility (the “Tranche A-1 Term Loan Facility”), a $200 million senior unsecured incremental term loan facility (the “Tranche A-2 Term Loan Facility”) and a $350 million senior unsecured incremental term loan facility (the “Tranche A-3 Term Loan Facility” and, together with the Revolving Credit Facility, the Tranche A-1 Term Loan Facility and the Tranche A-2 Term Loan Facility, collectively, the “Omega Credit Facilities”). The Tranche A-1 Term Loan Facility, the Tranche A-2 Term Loan Facility and the Tranche A-3 Term Loan Facility may be referred to collectively herein as the “Omega Term Loan Facilities”.

The Tranche A-3 Term Loan Facility bears interest at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Tranche A-3 Term Loan Facility matures on January 29, 2021.

At March 31, 2016, we had $530.0 million of borrowings outstanding under the Revolving Credit Facility and $750.0 million of borrowings outstanding under the Omega Term Loan Facilities.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended March 31, 2016, approximately 0.7 million shares of our common stock at an average price of $29.84 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $19.7 million.

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

For the three months ended March 31, 2016, we paid dividends of $107.5 million to our common stockholders.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our Omega Credit Facilities and expected proceeds from mortgage payoffs are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $9.4 million as of March 31, 2016, an increase of $4.0 million as compared to the balance at December 31, 2015. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $127.2 million of net cash flow for the three months ended March 31, 2016, as compared to $103.3 million for the same period in 2015. The increase was primarily related to additional cash flow generated from new investments primarily related to the Aviv Merger and Care Homes Transaction, including other facilities acquired and leased throughout 2015 and 2016.

Investing Activities – Net cash flow from investing activities was an outflow of $673.8 million for the three months ended March 31, 2016, as compared to an outflow of $18.5 million for the same period in 2015. The $655.3 million increase in cash outflow from investing activities related primarily to (i) an increase of $409.8 million in acquisitions in 2016 compared to the same period of 2015, (ii) a cash deposit of $113.8 million to acquire 10 care homes in the United Kingdom completed on April 1, 2016, (iii) an increase of net cash outflow of $115.2 million from other investments – net in 2016 compared to the same period of 2015, (iv) an increase of $10.5 million investment in construction in progress in 2016 as compared to the same period of 2015 (v) an increase of $4.2 million in mortgage investment in 2016 compared to the same period of 2015, (vi) an increase of $3.9 million in our capital renovation program investment in 2016 compared to the same period of 2015.

Financing Activities – Net cash flow from financing activities was an inflow of $550.7 million for the three months ended March 31, 2016 as compared to an inflow of $610.9 million for the same period in 2015. The $60.2 million decrease in cash inflow from financing activities was primarily a result of: (i) a decrease in net proceeds of $440.0 million from issuance common stock in 2016 as compared to the same period in 2015, (ii) an increase of $39.2 million in dividend payments due to an increase in number of shares outstanding and an increase of $0.04 per share in the common dividends and (iii) $5.1 million of distributions to Omega OP Unit holders in 2016, offset by (i) an increase of $385 million net proceeds on the credit facility in 2016 as compared to the same period in 2015, (ii) an increase in net proceeds of $14.2 million from our dividend reinvestment plan in 2016 as compared to the same period in 2015, and (iii) an decrease in financing related costs of $17.7 million related to the Aviv Merger on April 1, 2015.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2016, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2015, with the Securities and Exchange Commission on February 26, 2016, which sets forth certain risk factors in Part I, Item 1A therein. We have not experienced any material changes from the risk factors previously described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6–Exhibits

Exhibit No.
4.1	Fifteenth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.2	Eighth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.3	Seventh Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.4	Fourth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.5	Second Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto.*
10.1	First Amendment to Credit Agreement, dated as of August 7, 2015, among Omega Healthcare Properties Limited Partnership, certain subsidiaries of Omega Healthcare Properties Limited Partnership identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2016).
10.2	Third Amendment to Credit Agreement, dated as of January 29, 2016, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2016).
10.3	Form of 2016 Employment Agreement Amendments (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.4	Form of Time-Based Restricted Stock Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.5	Form of Performance-Based Restricted Stock Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.6	Form of Performance-Based LTIP Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: May 6, 2016	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 6, 2016	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

