Form 10-Q
period 2016-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2016-08-05
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                       No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2016.

Common Stock, $.10 par value	193,441,520
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$7,288,051	$6,743,958
Less accumulated depreciation	(1,131,288)	(1,019,150)
Real estate properties – net	6,156,763	5,724,808
Investments in direct financing leases – net	593,646	587,701
Mortgage notes receivable	625,134	679,795
	7,375,543	6,992,304
Other investments	199,806	89,299
	7,575,349	7,081,603
Assets held for sale – net	52,451	6,599
Total investments	7,627,800	7,088,202

Cash and cash equivalents	32,959	5,424
Restricted cash	13,833	14,607
Accounts receivable – net	214,036	203,862
Goodwill	644,481	645,683
Other assets	73,389	61,231
Total assets	$8,606,498	$8,019,009

LIABILITIES AND EQUITY
Revolving line of credit	$470,000	$230,000
Term loans	1,100,000	750,000
Secured borrowings – net	235,584	236,204
Unsecured borrowings – net	2,356,713	2,352,882
Accrued expenses and other liabilities	329,368	333,706
Deferred income taxes	12,903	15,352
Total liabilities	4,504,568	3,918,144

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 190,440 shares as of June 30, 2016 and 187,399 as of December 31, 2015	19,044	18,740
Common stock – additional paid-in capital	4,707,129	4,609,474
Cumulative net earnings	1,536,129	1,372,522
Cumulative dividends paid	(2,471,192)	(2,254,038)
Accumulated other comprehensive loss	(46,463)	(8,712)
Total stockholders’ equity	3,744,647	3,737,986
Noncontrolling interest	357,283	362,879
Total equity	4,101,930	4,100,865
Total liabilities and equity	$8,606,498	$8,019,009

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Rental income	$186,454	$163,112	$363,157	$264,076
Income from direct financing leases	15,521	15,020	30,963	29,366
Mortgage interest income	21,371	17,562	37,977	34,141
Other investment income – net	5,478	2,017	9,606	3,548
Total operating revenues	228,824	197,711	441,703	331,131

Expenses
Depreciation and amortization	65,505	59,156	127,938	89,766
General and administrative	11,832	10,308	22,287	16,322
Acquisition and merger related costs	3,504	47,084	7,275	51,952
Impairment loss on real estate properties	6,893	6,916	41,451	12,898
(Recovery) provision for uncollectible mortgages, notes and accounts receivable	(1,154)	(7)	3,970	(9)
Total operating expenses	86,580	123,457	202,921	170,929

Income before other income and expense	142,244	74,254	238,782	160,202
Other income (expense)
Interest income	4	7	12	200
Interest expense	(39,651)	(38,248)	(76,873)	(70,607)
Interest – amortization of deferred financing costs	(2,210)	(1,826)	(4,342)	(3,179)
Interest – refinancing gain (costs)	-	1,016	(298)	(8,361)
Realized loss on foreign exchange	-	-	(22)	-
Total other expense	(41,857)	(39,051)	(81,523)	(81,947)

Income before gain on assets sold	100,387	35,203	157,259	78,255
Gain on assets sold – net	13,221	8,802	14,792	8,802
Income from continuing operations before income taxes	113,608	44,005	172,051	87,057
Income taxes	(454)	(539)	(701)	(539)
Net income	113,154	43,466	171,350	86,518
Net income attributable to noncontrolling interest	(5,102)	(2,038)	(7,743)	(2,038)
Net income available to common stockholders	$108,052	$41,428	$163,607	$84,480

Income per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.57	$0.23	$0.87	$0.53
Diluted:
Net income	$0.57	$0.22	$0.86	$0.53

Dividends declared per common share	$0.58	$0.18	$1.15	$1.07

Weighted-average shares outstanding, basic	188,981	182,697	188,604	158,521
Weighted-average shares outstanding, diluted	199,157	194,482	198,754	164,644

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$113,154	$43,466	$171,350	$86,518
Other comprehensive income (loss)
Foreign currency translation	(21,836)	2,839	(26,566)	2,839
Cash flow hedges	(4,198)	-	(13,074)	-
Total other comprehensive income (loss)	(26,034)	2,839	(39,640)	2,839
Comprehensive income	87,120	46,305	131,710	89,357
Comprehensive income attributable to noncontrolling interest (1)	(3,928)	(2,171)	(5,953)	(2,171)
Comprehensive income attributable to common stockholders (1)	$83,192	$44,134	$125,757	$87,186

(1)	The 2015 amounts have been adjusted to increase the comprehensive income attributable to the noncontrolling interest and decrease the comprehensive income attributable to common stockholders by $2.0 million.

See notes to consolidated financial statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling interest	Total Equity

Balance at December 31, 2015 (187,399 common shares & 8,956 OP Units)	$18,740	$4,609,474	$1,372,522	$(2,254,038)	$(8,712)	$3,737,986	$362,879	$4,100,865
Grant of restricted stock to company directors (18 shares at $33.09 per share)	2	(2)	—	—	—	—	—	—
Restricted stock expense	—	6,443	—	—	—	6,443	—	6,443
Vesting of equity compensation plan, net of tax withholdings (105 shares)	11	(2,391)	—	—	—	(2,380)	—	(2,380)
Dividend reinvestment plan (2,897 shares at an average of $32.26 per share)	289	93,044	—	—	—	93,333	—	93,333
Grant of stock as payment of directors fees (6 shares at an average of $30.30 per share)	—	175	—	—	—	175	—	175
Deferred compensation directors	—	(89)	—	—	—	(89)	—	(89)
Common dividends declared ($1.15 per share)	—	—	—	(217,154)	—	(217,154)	—	(217,154)
Conversion of OP Units to Common stock (15 shares at $31.52 per share)	2	485	—	—	—	487	—	487
Conversion of OP Units (34 units)	—	(10)	—	—	—	(10)	(1,099)	(1,109)
OP units distributions	—	—	—	—	—	—	(10,351)	(10,351)
Foreign currency translation	—	—	—	—	(25,268)	(25,268)	(1,298)	(26,566)
Cash flow hedges	—	—	—	—	(12,483)	(12,483)	(591)	(13,074)
Net income	—	—	163,607	—	—	163,607	7,743	171,350
Balance at June 30, 2016 (190,440 shares & 8,922 OP Units)	$19,044	$4,707,129	$1,536,129	$(2,471,192)	$(46,463)	$3,744,647	$357,283	$4,101,930

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$171,350	$86,518
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	127,938	89,766
Provision for impairment on real estate properties	41,451	12,898
Provision (recovery) for uncollectible mortgages, notes and accounts receivable	3,970	(9)
Amortization of deferred financing costs and refinancing costs	4,640	11,540
Accretion of direct financing leases	(5,915)	(5,321)
Stock-based compensation	6,443	4,483
Gain on assets sold – net	(14,792)	(8,802)
Amortization of acquired in-place leases - net	(7,910)	(2,883)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable – net	856	1,129
Straight-line rent receivables	(17,756)	(15,871)
Lease inducements	1,294	(328)
Effective yield receivable on mortgage notes	(619)	(2,253)
Other operating assets and liabilities	(24,055)	22,225
Net cash provided by operating activities	286,895	193,092
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(622,848)	(183,784)
Cash acquired in merger	—	84,858
Investment in construction in progress	(26,960)	(15,913)
Investment in direct financing leases	(30)	—
Placement of mortgage loans	(12,528)	(4,701)
Proceeds from sale of real estate investments	43,772	26,846
Capital improvements to real estate investments	(21,812)	(11,351)
Proceeds from other investments	25,923	14,206
Investments in other investments	(136,536)	(36,600)
Collection of mortgage principal	42,051	1,735
Net cash used in investing activities	(708,968)	(124,704)
Cash flows from financing activities
Proceeds from credit facility borrowings	879,000	782,000
Payments on credit facility borrowings	(639,000)	(516,000)
Receipts of other long-term borrowings	350,000	989,822
Payments of other long-term borrowings	(620)	(1,587,591)
Payments of financing related costs	(3,581)	(26,123)
Receipts from dividend reinvestment plan	93,333	30,111
Payments for exercised options and restricted stock – net	(2,380)	(6,982)
Net proceeds from issuance of common stock	487	440,036
Dividends paid	(217,068)	(151,387)
Redemption of OP Units	(10)	—
Distributions to OP Unit Holders	(10,351)	(1,650)
Net cash provided by (used in) financing activities	449,810	(47,764)

Increase in cash and cash equivalents	27,737	20,624
Effect of foreign currency translation on cash and cash equivalents	(202)	41
Cash and cash equivalents at beginning of period	5,424	4,489
Cash and cash equivalents at end of period	$32,959	$25,154
Interest paid during the period, net of amounts capitalized	$74,010	$61,073

Non-cash investing and financing activities:

	Six Months Ended June 30,
	2016	2015
Non- cash investing activities
Non-cash acquisition of business (see Note 2 and Note 4 for details)	$(25,000)	$(3,602,614)
Non-cash surrender of mortgage (see Note 4 for details)	25,000	—
Total	$—	$(3,602,614)
Non-cash financing activities
Assumed Aviv debt	$—	$1,410,637
Stock exchanged in merger	—	1,903,441
OP Units exchanged in merger	—	373,394
Change in fair value of cash flow hedges	13,074	—
Total	$13,074	$3,687,472

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2016

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of June 30, 2016, the Company owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 5% of the Omega OP Units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. We have evaluated all subsequent events through the date of the filing of this Form 10-Q (refer to Note 17 – Subsequent Events). These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our Current Report on Form 8-K filed with the SEC on June 30, 2016.

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

Asset Impairment

Management evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment of the Company’s assets in a future period that could be material to the Company’s results of operations.

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

Redeemable Limited Partnership Unitholder Interests and Noncontrolling Interests

As of April 1, 2015 and after giving effect to the Aviv Merger, the Company owned approximately 138.8 million Omega OP Units and Aviv OP owned approximately 52.9 million Omega OP Units. Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to the Company’s election to exchange the Omega OP Units tendered for redemption for shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in the Partnership Agreement, in an unregistered transaction.

Effective June 30, 2015, the Company (through Merger Sub, in its capacity as the general partner of Aviv OP) caused Aviv OP to make a distribution of Omega OP Units held by Aviv OP (or equivalent value) to Aviv OP investors (the “Aviv OP Distribution”) in connection with the liquidation of Aviv OP. As a result of the Aviv OP Distribution, Omega directly and indirectly owned approximately 95% of the outstanding Omega OP Units, and the other investors owned approximately 5% of the outstanding Omega OP Units. As a part of the Aviv OP Distribution, Omega settled approximately 0.2 million units via cash settlement. As of June 30, 2016, Omega directly and indirectly owns approximately 95% of the outstanding Omega OP Units, and the other investors own approximately 5% of the outstanding Omega OP Units.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Omega OP not attributable to the Company. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, on our Consolidated Balance Sheets. We include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Operations.

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

Derivative Instruments

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which are determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, whereas the change in fair value of the ineffective portion is recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At June 30, 2016 and December 31, 2015, we had $13.8 million and $0.7 million, respectively, of qualifying cash flow hedges recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets.

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

A summary of our net receivables by type is as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)

Contractual receivables	$7,647	$8,452
Effective yield interest receivables	9,647	9,028
Straight-line receivables	187,413	175,709
Lease inducements	9,688	10,982
Allowance	(359)	(309)
Accounts receivable – net	$214,036	$203,862

In the first quarter of 2016, we entered into agreements to transition 27 facilities from one of our former operators to a current operator. As a result of the transition, we wrote off approximately $3.4 million of straight line receivable from the former operator.

Related Party Transactions

The Company has a policy which generally requires related party transactions to be approved or ratified by the Audit Committee. On February 1, 2016, we acquired 10 SNFs from Laurel Healthcare Holdings, Inc. (“Laurel”) for approximately $169.0 million in cash and leased them to an unrelated existing operator. A former member of the Board of Directors of the Company, together with certain members of his immediate family, beneficially owned approximately 34% of the equity of Laurel prior to the transaction. Immediately following our acquisition, the unrelated existing operator acquired all of the outstanding equity interests of Laurel, including the interests previously held by the former director of the Company and his family.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Company is currently evaluating the provisions of ASU 2014-09 and its related updates and will be closely monitoring developments and additional guidance to determine the potential impact of the new standard. We do not expect the adoption of 2014-09 and its updates to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments in ASU 2015-02 are effective for annual and interim reporting periods of public entities beginning after December 31, 2015 and were adopted by the Company during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value. Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting ASU 2016-01 on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

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

Leased Property

Our real estate properties, represented by 799 SNFs, 97 assisted living facilities (“ALFs”), 16 specialty facilities and one medical office building at June 30, 2016, are leased under provisions of single or master leases with initial terms typically ranging from five to 15 years, plus renewal options. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

The following table summarizes the significant acquisitions that occurred in 2016.

	Number of Facilities					Land	Building & Site Improvements	Furniture & Fixtures	Initial Cash
Period	SNF	ALF	Country/ State	Total Investment		(in millions)			Yield (%)
Q1	-	1	UK	$8.3		$1.4	$6.7	$0.2	7.00
Q1	-	1	UK	6.1		0.6	5.3	0.2	7.00
Q1	10	-	OH, VA, MI	169.0	(3)	10.5	152.5	6.0	8.50
Q1	-	-	FL	2.5	(2)	2.5	-	-	-
Q1	-	2	GA	20.2		0.8	18.3	1.1	7.50
Q1	3	-	MD	25.0		2.5	19.9	2.6	8.50
Q1	21	-	VA, NC	212.5		19.3	181.1	12.1	8.50
Q2	-	10	UK	111.9	(1)(4)	24.8	83.9	3.2	7.00
Q2	-	3	TX	66.0	(1)(5)	5.8	58.6	1.6	6.80
Q2	3	-	CO, MO	31.8	(1)	3.1	26.2	2.5	9.00
Total	37	17		$653.3		$71.3	$552.5	$29.5

(1)	The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment once the analysis is completed.
(2)	Accounted for as an asset acquisition.
(3)	Acquired from a related party. Refer to Note -1 Related Party Transactions.
(4)	Omega also recorded a deferred tax asset of approximately $1.9 million in connection with the acquisition.
(5)	The Company paid $63.0 million in cash at closing to acquire the facilities. We have agreed to pay an additional $1.5 million in April 2017 and the remaining $1.5 million in April 2018. The additional consideration to be paid is contractually determined and not contingent on other factors. The $3.0 million liability is recorded in unsecured borrowings – net on our Consolidated Balance Sheet.

Aviv Merger

On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building, two mortgages and other investments. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April 1, 2015, the fair value of the consideration exchanged was approximately $2.3 billion.

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

The completion of the final valuation in the first quarter of 2016 did not result in material changes to our Consolidated Statements of Operations or our Consolidated Balance Sheets from our preliminary purchase price allocation.

Pro Forma Acquisition Results

The facilities acquired in 2015 are included in our results of operations from the dates of acquisition. The following unaudited pro forma results of operations reflect the impact of those acquisitions as if they occurred on January 1, 2015. For a list of the 2015 transactions, refer to Note 3 – Properties in our Current Report on Form 8-K filed with the SEC on June 30, 2016. In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.

Pro Forma
Six Months Ended
June 30, 2015
(in thousands, except per share amounts, unaudited)
Pro Forma Revenues	$406,813
Pro Forma Net income	$114,301

Earnings per share – diluted:
Net income – as reported	$0.53
Net income – pro forma	$0.59

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

During the second quarter of 2016, we sold 11 facilities for approximately $41.4 million in net proceeds recognizing a gain of approximately $13.2 million. Seven of the sold facilities were previously classified as held-for-sale. In addition, we recorded approximately $6.9 million of impairments on 15 facilities of which 12 are classified as held for sale as of June 30, 2016. We reduced their net book values to their estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). See Note 6 – Assets Held For Sale for details.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Minimum lease payments receivable	$4,296,064	$4,320,876
Less unearned income	(3,702,418)	(3,733,175)
Investment in direct financing leases - net	$593,646	$587,701

Properties subject to direct financing leases	58	59

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

Aviv Merger

On April 1, 2015, we acquired two additional direct financing leases as a result of the Aviv Merger.

As of June 30, 2016, the following minimum rents are due under our direct financing leases for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$50,360	$51,277	$52,545	$53,839	$55,084

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of June 30, 2016, mortgage notes receivable relate to 20 fixed rate mortgages on 50 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states, operated by eight independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

Mortgage interest income is recognized as earned over the terms of the related mortgage notes, using the effective yield method. Allowances are provided against earned revenues from mortgage interest when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, mortgage interest income on impaired mortgage loans is recognized as received after taking into account the application of security deposits.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)

Mortgage note due 2024; interest at 9.79%	$112,500	$112,500
Mortgage note due 2028; interest at 11.00%	35,964	69,928
Mortgage note due 2029; interest at 9.23%	412,784	413,399
Other mortgage notes outstanding (1)	63,886	83,968
Mortgage notes receivable, gross	625,134	679,795
Allowance for loss on mortgage notes receivable	—	—
Total mortgages — net	$625,134	$679,795

(1)	Other mortgage notes outstanding have stated interest rates ranging from 8.35% to 12.0% and maturity dates through 2053.

The following is a brief overview of certain mortgages entered into, acquired or assumed in 2016 or significant changes to mortgages previously reported.

Conversion of Mortgage Notes due 2046 to Leased Properties

In January 2016, we acquired three facilities via a deed-in-lieu of foreclosure from a mortgagor. The fair value of the facilities approximated the $25 million carrying value of the mortgages. These facilities have 352 operating beds and are located in Maryland. Simultaneously we leased these facilities to an existing operator.

Mortgage Notes Payoff

On April 29, 2016, an existing operator exercised an option to repay their mortgage notes. We received proceeds of approximately $47.8 million for the mortgage notes due. In connection with the repayment of a mortgage notes we recognized a net gain of approximately $5.4 million which is recorded in mortgage interest income on our Consolidated Statements of Operations.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)

Other investment note due 2017; interest at 8.50%	$10,500	$—
Other investment note due 2019; interest at 10.50%	49,333	—
Other investment note due 2020; interest at 10.00%	23,000	23,000
Other investment note due 2028; interest at 8.50%	20,000	—
Other investment note due 2030; interest at 6.66%	35,625	26,966
Other investment notes outstanding (1)	64,350	42,293
Other investments, gross	202,808	92,259
Allowance for loss on other investments	(3,002)	(2,960)
Total other investments	$199,806	$89,299
(1)	Other investment notes have maturity dates through 2028 and interest rates ranging from 6.50% to 12.0%.

The following is a brief overview of certain notes entered into or repaid in 2016.

Other Investment notes due 2017

On February 1, 2016, we provided an operator a $15.0 million secured working capital note. The working capital note bears interest at 8.5% and matures in July 2017. As of June 30, 2016, approximately $4.1 million has been drawn and remains outstanding.

On March 1, 2016, we provided an operator a $15.0 million secured working capital note. The working capital note bears interest at 8.5% and matures in March 2017. As of June 30, 2016, approximately $10.5 million has been drawn and remains outstanding.

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

Other Investment notes due 2022 and 2023 Payoff

On April 29, 2016, an existing operator of Omega exercised its option to pay off a working capital note due in 2022 and ten working capital notes due in 2023, for approximately $7.6 million.

NOTE 6 – ASSETS HELD FOR SALE

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2015	3	$6,599
Properties sold (1)	(2)	(600)
Properties added (2)	24	67,590
March 31, 2016	25	$73,589
Properties sold/other (1)	(7)	(28,347)
Properties added (2)	4	7,209
June 30, 2016	22	$52,451

(1)	In the first quarter of 2016, we sold two SNFs for approximately $2.4 million in net proceeds recognizing a gain on sale of approximately $1.6 million. In the second quarter of 2016, we sold seven SNFs for approximately $39.2 million in net proceeds generating a gain on sale of approximately $12.5 million. We also recorded approximately $3.4 million of impairments on 12 facilities to reduce their net book values to their estimated fair value less costs to sell.
(2)	In the first quarter of 2016, we reclassified eight ALFs and 16 SNFs located in six states to assets held for sale. We recorded approximately $34.6 million impairment charges on 14 facilities to reduce their net book values to their estimated fair value less costs to sell. In the second quarter of 2016, we reclassified three SNFs and one ALF to assets held for sale with total carrying value of $7.2 million. No impairment was recorded as a result of this reclassification. See Note 2 – Properties and Investments.

NOTE 7 – INTANGIBLES

The following is a summary of our intangibles as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(in thousands)
Assets:
Goodwill	$644,481	$645,683

Above market leases	$23,545	$21,901
In-place leases	167	386
Accumulated amortization	(15,045)	(14,162)
Net intangible assets	$8,667	$8,125

Liabilities:
Below market leases	$166,486	$165,331
Accumulated amortization	(63,876)	(55,131)
Net intangible liabilities	$102,610	$110,200

Goodwill was recorded in connection with the Aviv Merger and Care Homes Transaction (refer to Note 3 – Properties in our Current Report on Form 8-K filed with the SEC on June 30, 2016) and is shown as a separate line on our Consolidated Balance Sheets. Above market leases and in-place leases, net of accumulated amortization, are included in other assets on our Consolidated Balance Sheets. Below market leases, net of accumulated amortization, are included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

For the three months ended June 30, 2016 and 2015, our net amortization related to intangibles was $3.6 million and $1.7 million, respectively. For the six months ended June 30, 2016 and 2015, our net amortization related to intangibles was $7.9 million and $2.9 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2016 and the subsequent four years is as follows: remainder of 2016 – $6.1 million; 2017 – $11.8 million; 2018 – $10.6 million; 2019 – $9.6 million and 2020 – $9.4 million. As of June 30, 2016 the weighted average remaining amortization period of above market leases (inclusive of in-place leases) and below market leases is approximately five years and 10 years, respectively.

The following is a reconciliation of our goodwill as of June 30, 2016:

(in thousands)
Balance as of December 31, 2015	$645,683
Add: additional valuation adjustments related to preliminary valuations	275
Less: foreign currency translation	(390)
Balance as of March 31, 2016	645,568
Less: foreign currency translation	(1,087)
Balance as of June 30, 2016	$644,481

NOTE 8 – CONCENTRATION OF RISK

As of June 30, 2016, our portfolio of real estate investments consisted of 986 healthcare facilities, located in 42 states and the United Kingdom and operated by 84 third party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.6 billion at June 30, 2016, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 799 SNFs, 97 ALFs, 16 specialty facilities, one medical office building, fixed rate mortgages on 48 SNFs and two ALFs, and 23 facilities that are closed/held-for-sale. At June 30, 2016, we also held miscellaneous investments of approximately $199.8 million, consisting primarily of secured loans to third-party operators of our facilities.

At June 30, 2016, the three states in which we had our highest concentration of investments were Ohio (10%), Texas (9%) and Florida (8%). No single operator or manager generated more than 10% of our total revenues for the six months ended June 30, 2016.

NOTE 9 – STOCKHOLDERS’ EQUITY

On July 14, 2016, the Board of Directors declared a common stock dividend of $0.60 per share, increasing the quarterly common dividend rate by $0.02 per share over the prior quarter, to be paid on August 15, 2016 to common stockholders of record as of the close of business on August 1, 2016.

On April 14, 2016, the Board of Directors declared a common stock dividend of $0.58 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter. The common dividends were paid May 16, 2016 to common stockholders of record on May 2, 2016.

On January 14, 2016, the Board of Directors declared a common stock dividend of $0.57 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter. The common dividends were paid February 16, 2016 to common stockholders of record as of February 2, 2016.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended June 30, 2016, approximately 2.2 million shares of our common stock at an average price of $32.98 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $73.8 million. For the six-month period ended June 30, 2016, approximately 2.9 million shares of our common stock at an average price of $32.26 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $93.5 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	June 30,	December 31,
	2016	2015
	(in thousands)

Foreign currency translation adjustments	$(33,295)	$(8,027)
Derivative instrument adjustments	(13,168)	(685)
Total accumulated other comprehensive loss	$(46,463)	$(8,712)

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of June 30, 2016, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.9 million. The loss carry-forward is fully reserved as of June 30, 2016 with a valuation allowance due to uncertainties regarding realization.

During the second quarter of 2016, we recorded approximately $0.4 million of state and local income tax provision and approximately $33 thousand of provision for foreign income taxes. For the six months ended June 30, 2016, we recorded approximately $0.6 million of state and local income tax provision and approximately $0.1 million of provision for foreign income taxes.

NOTE 11 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and six-month periods ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Stock-based compensation expense	$3,665	$2,873	$6,443	$4,483

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

The RSUs assumed from Aviv as part of the Aviv Merger were valued at the closing price of our stock on the date of the transaction. The portion of the vesting accruing prior to the acquisition was recorded as part of the purchase price consideration. The expense associated with the vesting that will occur after the date of the transaction is being recorded as stock compensation expense ratably over the remaining life of the RSUs.

We awarded 131,006 RSUs to employees on March 17, 2016.

Performance Restricted Stock Units and LTIP Units

Performance restricted stock units (“PRSUs”) and long term incentive plan units (“LTIP Units”) are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs and the LTIP Units have varying degrees of performance requirements to be earned and vested, and each PRSU and LTIP Units award represents the right to a variable number of shares of common stock or partnership units. Each LTIP Unit once earned and vested is convertible into one Omega OP Unit in Omega OP, subject to certain conditions. The earning requirements are based on either the (i) total shareholder return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index or FTSE NAREIT Equity Health Care Index TSR (both “Relative TSR”). Vesting in general requires that the employee remain employed by us until the date specified in the applicable PRSU or LTIP agreement, which may be later than the date that the TSR or Relative TSR requirements are satisfied. We expense the cost of these awards ratably over their service period.

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

The following table summarizes our total unrecognized compensation cost as of June 30, 2016 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units(1)	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions) (2)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)	Performance Period	Vesting Dates
RSUs
2013 RSU	2013	195,822	$29.80	$5.8	36	$1.0	N/A	12/31/14 - 12/31/16
2014 RSU	2014	106,778	29.80	3.2	36	0.5	N/A	12/31/2016
3/31/15 RSU	2015	109,985	40.57	4.5	33	2.4	N/A	12/31/2017
4/1/15 RSU	2015	40,464	40.74	1.6	33	0.9	N/A	12/31/2017
Assumed Aviv RSU	2015	18,920	24.92	0.5	21	0.1	N/A	12/31/2016
Assumed Aviv RSU	2015	7,799	35.08	0.3	33	0.2	N/A	12/31/15-12/31/17
3/17/16 RSU	2016	131,006	34.78	4.6	33	4.1	N/A	12/31/2018
Restricted Stock Units Total		610,774	$33.45	$20.5		$9.2

TSR PRSUs and LTIP Units
2016 Transition TSR	2013	101,591	8.67	0.9	36	0.2	12/31/2013-12/31/2016	12/31/2016
2016 TSR	2014	135,634	8.67	1.2	48	0.5	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 LTIP Units	2015	137,249	14.66	2.0	45	1.3	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	54,151	14.80	0.8	45	0.5	1/1/2015-12/31/2017	Quarterly in 2018
7/31/15 2016 Transition TSR	2015	22,091	18.51	0.4	5	-	12/31/2013-12/31/2016	12/31/2016
7/31/15 2017 LTIP Units	2015	5,823	8.78	0.1	5	-	1/1/2015-12/31/2017	12/31/2017
3/17/16 2018 LTIP Units	2016	372,069	13.21	4.9	45	4.5	1/1/2016-12/31/2018	Quarterly in 2019
TSR PRSUs & LTIP Total		828,608	$12.36	$10.3		$7.0

Relative TSR PRSUs
2016 Transition Relative TSR	2013	101,588	14.24	1.4	36	0.2	12/31/2013-12/31/2016	12/31/2016
2016 Relative TSR	2014	135,634	14.24	1.9	48	0.7	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 Relative TSR	2015	137,249	22.50	3.1	45	2.1	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	54,151	22.91	1.2	45	0.8	1/1/2015-12/31/2017	Quarterly in 2018
7/31/15 2016 Relative TSR	2015	22,100	19.60	0.4	5	-	12/31/2013-12/31/2016	12/31/2016
7/31/15 2017 Relative TSR	2015	5,826	17.74	0.1	5	-	1/1/2015-12/31/2017	12/31/2017
3/17/16 2018 Relative TSR	2016	307,480	16.45	5.1	45	4.7	1/1/2016-12/31/2018	Quarterly in 2019
Relative TSR PRSUs Total		764,028	$17.41	$13.2		$8.5
Grand Total		2,203,410	$19.96	$44.0		$24.7
(1)	Shares/units are net of shares cancelled.
(2)	Total compensation costs are net of shares cancelled.

Director Restricted Stock Grants

As of June 30, 2016, we had 65,166 shares of restricted stock outstanding to directors. The directors’ restricted shares are scheduled to vest over the next three years. As of June 30, 2016, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $1.9 million.

NOTE 12 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our borrowings:

		Rate as of June 30,	June 30,	December 31,
	Maturity	2016	2016	2015
			(in thousands)
Secured borrowings:
Mortgage term loan	2019	4.13%	$180,000	$180,000
HUD mortgages assumed December 2011(1)	2044	3.06%	55,584	56,204
Total secured borrowings			235,584	236,204

Unsecured borrowings:
Revolving line of credit	2018	1.76%	470,000	230,000
Tranche A-1 term loan	2019	1.96%	200,000	200,000
Tranche A-2 term loan	2017	1.95%	200,000	200,000
Tranche A-3 term loan	2021	1.96%	350,000	—
Omega OP term loan	2017	1.95%	100,000	100,000
2015 term loan	2022	2.25%	250,000	250,000
			1,570,000	980,000

2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
Other	2018	-	3,000	—
Subordinated debt	2021	9.00%	20,000	20,000
			2,373,000	2,370,000
Discount - net			(16,287)	(17,118)
Total unsecured borrowings			3,926,713	3,332,882
Total – net			$4,162,297	$3,569,086
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at June 30, 2016 excluding a third-party administration fee of approximately 0.5%. Secured by real estate assets with a net carrying value of $67.6 million.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2016 and December 31, 2015, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

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

NOTE 13 – FINANCIAL INSTRUMENTS

At June 30, 2016 and December 31, 2015, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$32,959	$32,959	$5,424	$5,424
Restricted cash	13,833	13,833	14,607	14,607
Investments in direct financing leases – net	593,646	590,339	587,701	584,358
Mortgage notes receivable – net	625,134	634,516	679,795	687,130
Other investments – net	199,806	200,332	89,299	90,745
Total	$1,465,378	$1,471,979	$1,376,826	$1,382,264
Liabilities:
Revolving line of credit	$470,000	$470,000	$230,000	$230,000
Tranche A-1 term loan	200,000	200,000	200,000	200,000
Tranche A-2 term loan	200,000	200,000	200,000	200,000
Tranche A-3 term loan	350,000	350,000	—	—
Omega OP term loan	100,000	100,000	100,000	100,000
2015 term loan	250,000	250,000	250,000	250,000
5.875% notes due 2024 – net	400,000	483,405	400,000	429,956
4.95% notes due 2024 – net	395,616	419,043	395,333	403,064
4.50% notes due 2025 – net	248,204	253,252	248,099	242,532
5.25% notes due 2026 – net	598,425	636,563	598,343	612,760
4.50% notes due 2027 – net	690,918	705,548	690,494	667,651
Mortgage term loan due 2019	180,000	180,000	180,000	180,000
HUD debt – net	55,584	55,673	56,204	52,678
Subordinated debt – net	20,550	26,144	20,613	24,366
Other	3,000	3,000	—	—
Total	$4,162,297	$4,332,628	$3,569,086	$3,593,007

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Current Report on Form 8-K filed with the SEC on June 30, 2016). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Cash and cash equivalents and restricted cash: The carrying amount of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (i.e., less than 90 days) (Level 1).

•	Direct financing leases: The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3).

•	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Revolving line of credit and term loans: The fair value of our borrowings under variable rate agreements are estimated using a present value technique based on expected cash flows discounted using the current market rates (Level 3).

•	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on trading activity provided by a third party (Level 2).

•	HUD debt: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income	$113,154	$43,466	$171,350	$86,518
Less: net income attributable to noncontrolling interests	(5,102)	(2,038)	(7,743)	(2,038)
Net income available to common stockholders	$108,052	$41,428	$163,607	$84,480

Denominator:
Denominator for basic earnings per share	188,981	182,697	188,604	158,521
Effect of dilutive securities:
Common stock equivalents	1,254	2,796	1,215	1,628
Noncontrolling interest – OP units	8,922	8,989	8,935	4,495
Denominator for diluted earnings per share	199,157	194,482	198,754	164,644

Earnings per share – basic:
Net income available to common stockholders	$0.57	$0.23	$0.87	$0.53
Earnings per share – diluted:
Net income	$0.57	$0.22	$0.86	$0.53

NOTE 16 – CONSOLIDATING FINANCIAL STATEMENTS

As of June 30, 2016, we had outstanding: (i) $400 million 5.875% Senior Notes due 2024, (ii) $400 million 4.95% Senior Notes due 2024, (iii) $250 million 4.5% Senior Notes due 2025, (iv) $600 million 5.25% Senior Notes due 2026 and (v) $700 million 4.5% Senior Notes due 2027 (collectively, the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee amounts outstanding under the Omega Credit Facilities and 2015 term loan listed in Note 12 – Borrowing Activities and Arrangements. In addition, all such subsidiary guarantors that are subsidiaries of Omega OP also guarantee amounts outstanding under the Omega OP term loan listed in Note 12 – Borrowing Activities and Arrangements.

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

The 2015 financial statements presented below have been adjusted to reflect our current guarantor and non-guarantor relationships as of June 30, 2016.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

Unaudited

(in thousands)

	June 30, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Land and buildings	$6,625,243	$662,808	$—	$7,288,051
Less accumulated depreciation	(1,092,998)	(38,290)	—	(1,131,288)
Real estate properties – net	5,532,245	624,518	—	6,156,763
Investment in direct financing leases	593,646	—	—	593,646
Mortgage notes receivable	625,134	—	—	625,134
	6,751,025	624,518	—	7,375,543
Other investments	197,809	1,997	—	199,806
	6,948,834	626,515	—	7,575,349
Assets held for sale – net	52,451	—	—	52,451
Total investments	7,001,285	626,515	—	7,627,800

Cash and cash equivalents	27,777	5,182	—	32,959
Restricted cash	7,109	6,724	—	13,833
Accounts receivable – net	206,818	7,218	—	214,036
Goodwill	630,679	13,802	—	644,481
Investment in affiliates	411,664	—	(411,664)	—
Other assets	61,724	11,665	—	73,389
Total assets	$8,347,056	$671,106	$(411,664)	$8,606,498

LIABILITIES AND EQUITY
Revolving line of credit	$470,000	$—	$—	$470,000
Term loan	1,100,000	—	—	1,100,000
Secured borrowings	—	445,765	(210,181)	235,584
Unsecured borrowings – net	2,356,713	—	—	2,356,713
Accrued expenses and other liabilities	318,413	10,955	—	329,368
Deferred income taxes	—	12,903	—	12,903
Intercompany payable	—	10,952	(10,952)	—
Total liabilities	4,245,126	480,575	(221,133)	4,504,568

Equity:
Common stock	19,044	—	—	19,044
Equity investment in affiliates	—	170,655	(170,655)	—
Common stock – additional paid-in capital	4,707,129	—	—	4,707,129
Cumulative net earnings	1,536,129	19,531	(19,531)	1,536,129
Cumulative dividends paid	(2,471,192)	—	—	(2,471,192)
Accumulated other comprehensive (loss) income	(46,463)	345	(345)	(46,463)
Total stockholders’ equity	3,744,647	190,531	(190,531)	3,744,647
Noncontrolling interest	357,283	—	—	357,283
Total equity	4,101,930	190,531	(190,531)	4,101,930
Total liabilities and equity	$8,347,056	$671,106	$(411,664)	$8,606,498

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

(in thousands)

	December 31, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Land and buildings	$6,184,507	$559,451	$—	$6,743,958
Less accumulated depreciation	(991,314)	(27,836)	—	(1,019,150)
Real estate properties – net	5,193,193	531,615	—	5,724,808
Investment in direct financing leases	587,701	—	—	587,701
Mortgage notes receivable	679,795	—	—	679,795
	6,460,689	531,615	—	6,992,304
Other investments	89,299	—	—	89,299
	6,549,988	531,615	—	7,081,603
Assets held for sale – net	6,599	—	—	6,599
Total investments	6,556,587	531,615	—	7,088,202

Cash and cash equivalents	1,592	3,832	—	5,424
Restricted cash	8,058	6,549	—	14,607
Accounts receivable – net	196,107	7,755	—	203,862
Goodwill	630,404	15,279	—	645,683
Investment in affiliates	300,409	—	(300,409)	—
Other assets	53,732	7,499	—	61,231
Total assets	$7,746,889	$572,529	$(300,409)	$8,019,009

LIABILITIES AND EQUITY
Revolving line of credit	$230,000	$—	$—	$230,000
Term loan	750,000	—	—	750,000
Secured borrowings	—	361,460	(125,256)	236,204
Unsecured borrowings – net	2,352,882	—	—	2,352,882
Accrued expenses and other liabilities	326,815	6,891	—	333,706
Deferred income taxes	—	15,352	—	15,352
Intercompany payable	(13,673)	13,673	—	—
Total liabilities	3,646,024	397,376	(125,256)	3,918,144

Equity:
Common stock	18,740	—	—	18,740
Equity investment in affiliates	—	156,830	(156,830)	—
Common stock – additional paid-in capital	4,609,474	—	—	4,609,474
Cumulative net earnings	1,372,522	18,246	(18,246)	1,372,522
Cumulative dividends paid	(2,254,038)	—	—	(2,254,038)
Accumulated other comprehensive (loss) income	(8,712)	77	(77)	(8,712)
Total stockholders’ equity	3,737,986	175,153	(175,153)	3,737,986
Noncontrolling interest	362,879	—	—	362,879
Total equity	4,100,865	175,153	(175,153)	4,100,865
Total liabilities and equity	$7,746,889	$572,529	$(300,409)	$8,019,009

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Unaudited

(in thousands)

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$170,749	$15,705	$-	$186,454	$334,141	$29,016	$-	$363,157
Income from direct financing leases	15,521	-	-	15,521	30,963	-	-	30,963
Mortgage interest income	21,371	-	-	21,371	37,977	-	-	37,977
Other investment income – net	5,440	38	-	5,478	9,568	38	-	9,606
Total operating revenues	213,081	15,743	-	228,824	412,649	29,054	-	441,703

Expenses
Depreciation and amortization	59,481	6,024	-	65,505	116,759	11,179	-	127,938
General and administrative	11,680	152	-	11,832	22,023	264	-	22,287
Acquisition and merger related costs	1,324	2,180	-	3,504	3,753	3,522	-	7,275
Impairment loss on real estate properties	6,893	-	-	6,893	41,233	218	-	41,451
(Recovery) provision for uncollectible mortgages, notes and accounts receivable	(1,154)	-	-	(1,154)	708	3,262	-	3,970
Total operating expenses	78,224	8,356	-	86,580	184,476	18,445	-	202,921

Income before other income and expense	134,857	7,387	-	142,244	228,173	10,609	-	238,782
Other income (expense):
Interest income	1	3	-	4	6	6	-	12
Interest expense	(34,305)	(5,346)	-	(39,651)	(67,694)	(9,179)	-	(76,873)
Interest – amortization of deferred financing costs	(2,205)	(5)	-	(2,210)	(4,330)	(12)	-	(4,342)
Interest – refinancing costs	-	-	-	-	(298)	-	-	(298)
Realized loss on foreign exchange	-	-	-	-	(22)	-	-	(22)
Equity in earnings	1,968	-	(1,968)	-	1,285	-	(1,285)	-
Total other expense	(34,541)	(5,348)	(1,968)	(41,857)	(71,053)	(9,185)	(1,285)	(81,523)

Income before gain on assets sold	100,316	2,039	(1,968)	100,387	157,120	1,424	(1,285)	157,259
Gain on assets sold - net	13,221	-	-	13,221	14,792	-	-	14,792
Income from continuing operations before income taxes	113,537	2,039	(1,968)	113,608	171,912	1,424	(1,285)	172,051
Income taxes	(421)	(33)	-	(454)	(562)	(139)	-	(701)
Net income	113,116	2,006	(1,968)	113,154	171,350	1,285	(1,285)	171,350
Net income attributable to noncontrolling interest	(5,064)	(38)	-	(5,102)	(7,743)	-	-	(7,743)
Net income available to common stockholders	$108,052	$1,968	$(1,968)	$108,052	$163,607	$1,285	$(1,285)	$163,607

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$150,724	$12,388	$-	$163,112	$249,313	$14,763	$-	$264,076
Income from direct financing leases	15,020	-	-	15,020	29,366	-	-	29,366
Mortgage interest income	17,562	-	-	17,562	34,141	-	-	34,141
Other investment income – net	2,017	-	-	2,017	3,548	-	-	3,548
Total operating revenues	185,323	12,388	-	197,711	316,368	14,763	-	331,131

Expenses
Depreciation and amortization	54,170	4,986	-	59,156	83,781	5,985	-	89,766
General and administrative	10,152	156	-	10,308	16,137	185	-	16,322
Acquisition and merger related costs	44,571	2,513	-	47,084	49,439	2,513	-	51,952
Impairment loss on real estate properties	6,916	-	-	6,916	12,898	-	-	12,898
Recovery for uncollectible mortgages, notes and accounts receivable	(7)	-	-	(7)	(9)	-	-	(9)
Total operating expenses	115,802	7,655	-	123,457	162,246	8,683	-	170,929

Income before other income and expense	69,521	4,733	-	74,254	154,122	6,080	-	160,202
Other income (expense):
Interest income	4	3	-	7	194	6	-	200
Interest expense	(34,870)	(3,378)	-	(38,248)	(66,712)	(3,895)	-	(70,607)
Interest – amortization of deferred financing costs	(1,820)	(6)	-	(1,826)	(3,168)	(11)	-	(3,179)
Interest – refinancing gain (costs)	1,016	-	-	1,016	(8,361)	-	-	(8,361)
Equity in earnings	1,172	-	(1,172)	-	2,000	-	(2,000)	-
Total other expense	(34,498)	(3,381)	(1,172)	(39,051)	(76,047)	(3,900)	(2,000)	(81,947)

Income before gain on assets sold	35,023	1,352	(1,172)	35,203	78,075	2,180	(2,000)	78,255
Gain on assets sold – net	8,802	-	-	8,802	8,802	-	-	8,802
Income from continuing operations before income taxes	43,825	1,352	(1,172)	44,005	86,877	2,180	(2,000)	87,057
Income taxes	(359)	(180)	-	(539)	(359)	(180)	-	(539)
Net income	43,466	1,172	(1,172)	43,466	86,518	2,000	(2,000)	86,518
Net income attributable to noncontrolling interest	(2,038)	-	-	(2,038)	(2,038)	-	-	(2,038)
Net income available to common stockholders	$41,428	$1,172	$(1,172)	$41,428	$84,480	$2,000	$(2,000)	$84,480

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30, 2016
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$171,350	$1,285	$(1,285)	$171,350
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	116,759	11,179	—	127,938
Provision for impairment on real estate properties	41,233	218	—	41,451
Provision for uncollectible mortgages, notes and accounts receivable	708	3,262	—	3,970
Amortization of deferred financing and refinancing costs	4,628	12	—	4,640
Accretion of direct financing leases	(5,915)	—	—	(5,915)
Stock-based compensation	6,443	—	—	6,443
Gain on assets sold – net	(14,792)	—	—	(14,792)
Amortization of acquired in-place leases - net	(7,910)	—	—	(7,910)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable – net	867	(11)	—	856
Straight-line rent receivables	(14,848)	(2,908)	—	(17,756)
Lease inducements	1,294	—	—	1,294
Effective yield receivable on mortgage notes	(619)	—	—	(619)
Other operating assets and liabilities	(19,239)	(6,101)	1,285	(24,055)
Net cash provided by operating activities	279,959	6,936	—	286,895
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(496,490)	(126,358)	—	(622,848)
Investment in construction in progress	(26,960)	—	—	(26,960)
Investment in U.K. subsidiary	(125,399)	125,399	—	—
Investment in direct financing leases	(30)	—	—	(30)
Placement of mortgage loans	(12,528)	—	—	(12,528)
Proceeds from sale of real estate investments	43,772	—	—	43,772
Capital improvements to real estate investments	(20,165)	(1,647)	—	(21,812)
Proceeds from other investments	25,923	—	—	25,923
Investments in other investments	(134,402)	(2,134)	—	(136,536)
Collection of mortgage principal	42,051	—	—	42,051
Net cash used in investing activities	(704,228)	(4,740)	—	(708,968)
Cash flows from financing activities
Proceeds from credit facility borrowings	879,000	—	—	879,000
Payments on credit facility borrowings	(639,000)	—	—	(639,000)
Receipts of other long-term borrowings	350,000	—	—	350,000
Payments of other long-term borrowings	—	(620)	—	(620)
Payments of financing related costs	(3,557)	(24)	—	(3,581)
Receipts from dividend reinvestment plan	93,333	—	—	93,333
Payments for exercised options and restricted stock – net	(2,380)	—	—	(2,380)
Conversion of OP Units to common stock	487	—	—	487
Dividends paid	(217,068)	—	—	(217,068)
Redemption of OP Units	(10)	—	—	(10)
Distributions to OP Unit Holders	(10,351)	—	—	(10,351)
Net cash provided by (used in) financing activities	450,454	(644)	—	449,810

Increase (decrease) in cash and cash equivalents	26,185	1,552	—	27,737
Effect of foreign currency translation on cash and cash equivalents	—	(202)	—	(202)
Cash and cash equivalents at beginning of period	1,592	3,832	—	5,424
Cash and cash equivalents at end of period	$27,777	$5,182	$—	$32,959

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30, 2015
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated
Cash flows from operating activities
Net income	$86,518	$2,000	$(2,000)	$86,518
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	83,781	5,985	—	89,766
Provision for impairment on real estate properties	12,898	—	—	12,898
Recovery for uncollectible mortgages, notes and accounts receivable	(9)	—	—	(9)
Amortization of deferred financing and debt extinguishment costs	11,529	11	—	11,540
Accretion of direct financing leases	(5,321)	—	—	(5,321)
Stock-based compensation	4,483	—	—	4,483
Gain on assets sold – net	(8,802)	—	—	(8,802)
Amortization of acquired in-place leases - net	(2,518)	(365)	—	(2,883)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable – net	1,128	1	—	1,129
Straight-line rent receivables	(14,264)	(1,607)	—	(15,871)
Lease inducements	(328)	—	—	(328)
Effective yield receivable on mortgage notes	(2,253)	—	—	(2,253)
Other operating assets and liabilities	18,771	1,454	2,000	22,225
Net cash provided by operating activities	185,613	7,479	—	193,092
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(6,300)	(177,484)	—	(183,784)
Cash acquired in merger	84,858	—	—	84,858
Investment in construction in progress	(15,913)	—	—	(15,913)
Investment in U.K. subsidiary	(174,275)	174,275	—	—
Placement of mortgage loans	(4,701)	—	—	(4,701)
Proceeds from sale of real estate investments	26,846	—	—	26,846
Capital improvements to real estate investments	(9,879)	(1,472)	—	(11,351)
Proceeds from other investments	14,206	—	—	14,206
Investments in other investments	(36,600)	—	—	(36,600)
Collection of mortgage principal	1,735	—	—	1,735
Net cash used in investing activities	(120,023)	(4,681)	—	(124,704)
Cash flows from financing activities
Proceeds from credit facility borrowings	782,000	—	—	782,000
Payments on credit facility borrowings	(516,000)	—	—	(516,000)
Receipts of other long-term borrowings	989,822	—	—	989,822
Payments of other long-term borrowings	(1,586,990)	(601)	—	(1,587,591)
Payments of financing related costs	(26,123)	—	—	(26,123)
Receipts from dividend reinvestment plan	30,111	—	—	30,111
Payments for exercised options and restricted stock – net	(6,982)	—	—	(6,982)
Net proceeds from issuance of common stock	440,036	—	—	440,036
Dividends paid	(151,387)	—	—	(151,387)
Distributions to OP Unit holders	(1,650)	—	—	(1,650)
Net cash used in financing activities	(47,163)	(601)	—	(47,764)

Increase in cash and cash equivalents	18,427	2,197	—	20,624
Effect of foreign currency translation on cash and cash equivalents	—	41	—	41
Cash and cash equivalents at beginning of period	4,489	—	—	4,489
Cash and cash equivalents at end of period	$22,916	$2,238	$—	$25,154

NOTE 17 – SUBSEQUENT EVENTS

On July 12, 2016, we issued $700 million aggregate principal amount of our 4.375% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at an issue price of 99.739% of their face value before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $692.0 million. The net proceeds from the offering were used to repay outstanding borrowings under our revolving credit facility and for general corporate purposes.

In the Aviv Merger, we acquired two subsidiaries that were borrowers under a $180.0 million term loan, secured by mortgages on 28 healthcare facilities owned by one of the borrowers. On July 25, 2016, the Company purchased the $180 million mortgage term loan effectively eliminating the debt on the Company’s consolidated financial statements. The term loan was secured by real estate assets having a net carrying value of $290.5 million at June 30, 2016. The interest rate was based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at June 30, 2016 was 4.13%. The Company paid $180 million plus a 1% prepayment fee to purchase the debt.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2015, and in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2016 and this report (if any);
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	changes in the financial position of our operators;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts, which we refer to as REITs;
(xv)	the possibility that we will not realize estimated synergies or growth as a result of our merger with Aviv REIT, Inc., which was consummated on April 1, 2015, or that such benefits may take longer to realize than expected;
(xvi)	the potential impact of changes in the skilled nursing facility (“SNF”) and assisted living facility (“ALF”) market or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and
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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of June 30, 2016, the Company owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 5% of the Omega OP Units.

Our portfolio of real estate investments at June 30, 2016, consisted of 986 healthcare facilities, located in 42 states and the United Kingdom and operated by 84 third party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.6 billion at June 30, 2016, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of: (i) 799 SNFs, (ii) 97 ALFs, (iii) 16 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 48 SNFs and two ALFs and (vi) 23 facilities that are closed/held-for-sale. At June 30, 2016, we also held miscellaneous investments of approximately $199.8 million, consisting primarily of secured loans to third-party operators of our facilities.

As of June 30, 2016 and December 31, 2015 we do not have any material properties or operators with facilities that are not materially occupied.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of June 30, 2016, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.9 million. The loss carry-forward is fully reserved as of June 30, 2016 with a valuation allowance due to uncertainties regarding realization.

During the second quarter of 2016, we recorded approximately $0.4 million of state and local income tax provision and approximately $33 thousand of provision for foreign income taxes. For the six months ended June 30, 2016, we recorded approximately $0.6 million of state and local income tax provision and approximately $0.1 million of provision for foreign income taxes.

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

On June 28, 2012, however, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs. As of June 30, 2016, thirty-two (32) states including the District of Columbia have expanded or are expanding Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions.

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

Additionally, on July 29, 2016, CMS issued a final rule regarding the FY 2017 Medicare payment rates and quality programs for SNFs, which continues the trend of shifting Medicare payments from volume to value. Aggregate payments to SNFs in FY 2017 will increase by $920 million or 2.4% over fiscal year 2016 payments. This increase is attributable to a 2.7% market basket increase, reduced by 0.3% in accordance with the multifactor productivity adjustment required by law. The new payment rates will become effective on October 1, 2016.

A significant goal of federal health care reform is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided. Medicare and many commercial third party payors are implementing Accountable Care Organization (“ACO”) models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals. Other reimbursement methodology reforms include value-based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. In addition, CMS has implemented demonstration and mandatory programs to bundle payments for all applicable health care services provided during a clinical episode over a specified time period. These reimbursement methodologies and similar programs are expected to expand, both in public and commercial health plans. On April 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as ACOs or bundled payments by 2016 and up to 50% by the end of 2018. In March 2016, CMS announced that its 30% target for 2016 was reached in January 2016.

On April 1, 2016, CMS’s bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures went into effect.  The CJR bundled payment program is mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System and located in the 67 selected metropolitan areas. Through this bundled payment model, hospitals in the 67 selected metropolitan areas will receive additional payments if quality and costs exceed defined parameters or, if not, have to repay Medicare for a portion of the spending. On July 25, 2016, CMS proposed rulemaking to extend effective July 1, 2017, the CJR bundled payment models for these same areas for hip/femur fracture surgeries. The proposed rulemaking would also add bundled payment models for heart attacks and bypass surgeries in 98 randomly selected metropolitan areas effective July 1, 2017. As a result, Medicare revenues at skilled nursing facilities related to hospital discharges subject to bundled payment programs in the identified geographic areas could either be either positively or negatively affected by the bundled payment program.

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

On April 27, 2016, in furtherance of CMS’s goal of changing the rating system to increase the number and type of quality measures not solely based on self-reported data, CMS added six new quality measures. The new measures are based primarily on Medicare claims data submitted by hospitals, including the following measures: (1) percentage of short-stay residents who were successfully discharged to the community; (2) percentage of short-stay residents who have had an outpatient emergency department visit; (3) percentage of short-stay residents who were re-hospitalized after a nursing home admission; (4) percentage of short-stay residents who made improvements in function; (5) percentage of long-stay residents whose ability to move independently worsened; and (6) percentage of long-stay residents who received an antianxiety or hypnotic medication. These ratings will begin to be included in the nursing home rating system in July 2016. It is possible that this or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

CMS has incorporated hospital readmissions review into the Quality Indicators Survey. Under Medicare’s Inpatient Prospective Payment System, CMS began adjusting payments to hospitals for excessive readmissions of patients for heart attacks, heart failure and pneumonia during fiscal years beginning on and after October 1, 2012. Long term care facilities are under increased scrutiny to prevent residents from being readmitted to hospitals for these conditions in particular, and have an opportunity to demonstrate their quality of care by reducing their hospital readmission rates. The quality measures added on April 27, 2016 include a readmission measure, indicating that hospital readmissions will be a consideration in the CMS five-star rating system.

Office of the Inspector General Activities. The Office of Inspector General’s (the “OIG”) Mid-Year Update to its Work Plan for government fiscal year 2016, which describes projects that the OIG plans to address during the fiscal year, includes three projects related specifically to nursing homes: (1) compliance with the SNF prospective payment system related to a three-day qualifying inpatient hospital stay; (2) implementation of a national background check program for long-term care employees; and (3) potentially avoidable hospitalizations of nursing home residents due to urinary tract infections.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act, and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). In March 2016, the HHS Office for Civil Rights began Phase 2 of its HIPAA Audit Program which will include business associates as well as covered entities. The Audit will focus on compliance with the Privacy, Security, and Breach Notification Rules.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Current Report on Form 8-K filed with the SEC on June 30, 2016. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements. We have described our most critical accounting policies in our 2015 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There have been no changes to our critical accounting policies or estimates since December 31, 2015. See Note 2 – Summary of Significant Accounting Policies to our Current Report on Form 8-K filed with the SEC on June 30, 2016.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients.  The Company is currently evaluating the provisions of ASU 2014-09 and its related updates and will be closely monitoring developments and additional guidance to determine the potential impact of the new standard. We do not expect the adoption of 2014-09 and its updates to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments in ASU 2015-02 are effective for annual and interim reporting periods of public entities beginning after December 31, 2015 and were adopted by the Company during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting ASU 2016-01 on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended June 30, 2016 and 2015

Operating Revenues

Our operating revenues for the three months ended June 30, 2016, totaled $228.8 million, an increase of $31.1 million over the same period in 2015. The $31.1 million increase was primarily the result of: (i) $3.6 million of rental income related to the Care Homes Transaction, (ii) $19.7 million of additional rental income associated with other acquisitions and lease amendments made throughout 2016 and 2015, (iii) $3.8 million increase in mortgage interest income which includes a net gain of approximately $5.4 million resulting from an operator repaying certain mortgages and (iv) $3.5 million increase in other investment income primarily related to new notes funded to operators in 2016.

Operating Expenses

Operating expenses for the three months ended June 30, 2016, totaled $86.6 million, a decrease of approximately $36.9 million over the same period in 2015. The decrease was primarily due to: a $43.6 million decrease in acquisition and merger costs related to the Aviv Merger that occurred on April 1, 2015, offset by (i) $6.3 million increase in depreciation and amortization expense due to new investment completed since June 2015 and (ii) $1.2 million recovery in provisions for uncollectible mortgages, notes and straight-line receivables due to an existing operator repaying certain mortgages.

Other Income (Expense)

For the three months ended June 30, 2016, total other expenses were $41.9 million, an increase of approximately $2.8 million over the same period in 2015. The increase was primarily related to: (i) $1.4 million increase in interest expense related to higher debt balances outstanding to fund new investments and (ii) a $1.0 million interest refinancing gain in 2015 related to the extinguishment of the debt (the write-off of the $1.5 million of fair market value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $0.5 million).

Six Months Ended June 30, 2016 and 2015

Operating Revenues

Our operating revenues for the six months ended June 30, 2016, totaled $441.7 million, an increase of $110.6 million over the same period in 2015. The $110.6 million increase was primarily the result of: (i) $62.9 million of rental income associated with the Aviv Merger; (ii) $7.1 million of rental income related to the Care Homes Transaction, (iii) $29.1 million of additional rental income associated with other acquisitions and lease amendments made throughout 2016 and 2015, (iv) $6.1 million increase in other investment income primarily related to new notes funded to operators in 2016 and (v) $3.8 million increase in mortgage interest income which includes a net gain of approximately $5.4 million resulting from an operator repaying certain mortgages.

Operating Expenses

Operating expenses for the six months ended June 30, 2016, totaled $202.9 million, an increase of approximately $32.0 million over the same period in 2015. The increase was primarily due to: (i) a $38.2 million increase in depreciation and amortization expense due to the Aviv Merger and Care Homes Transaction, as well as other acquisitions, (ii) a $28.6 million increase in provision for impairment losses as a result of the Company exiting facilities, (iii) a $6.0 million increase in general and administrative expenses primarily due to the Aviv Merger and (iv) a $4.0 million increase in provision for uncollectible mortgages, notes and accounts receivable primarily related to the write-off of approximately $3.4 million of straight line receivable from a former operator, offset by a $44.7 million decrease in acquisition and merger costs related to the Aviv Merger that occurred on April 1, 2015.

Other Income (Expense)

For the six months ended June 30, 2016, total other expenses were $81.5 million, a decrease of approximately $0.4 million over the same period in 2015. The decrease was primarily the result of a decrease of $8.1 million in interest refinancing costs. In 2015, we incurred $8.4 million in interest refinance costs related to the redemption of our $200 million 7.5% notes due 2020 and early retirement of 22 mortgage loans guaranteed by U.S. Department of Housing and Urban Development (“HUD”). Offsetting the decrease was an increase of $7.4 million in interest expense due to an increase in borrowings outstanding to fund new investments since January 2015, including the Aviv Merger and Care Homes Transaction and increased amortization for deferred financing costs.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”) for the three months ended June 30, 2016 was $172.3 million compared to $100.7 million for the same period in 2015. Our NAREIT FFO for the six months ended June 30, 2016 was $325.9 million compared to $180.4 million for the same period in 2015.

We calculate and report NAREIT FFO in accordance with the definition of Funds from Operations and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“NAREIT”), and, consequently, NAREIT FFO is defined as net income, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets. We believe that NAREIT FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. NAREIT FFO was designed by the real estate industry to address this issue. NAREIT FFO herein is not necessarily comparable to NAREIT FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

The following table presents our NAREIT FFO results for the three- and six- months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)

Net income	$113,154	$43,466	$171,350	$86,518
Deduct gain from real estate dispositions	(13,221)	(8,802)	(14,792)	(8,802)
Sub-total	99,933	34,664	156,558	77,716
Elimination of non-cash items included in net income:
Depreciation and amortization	65,505	59,156	127,938	89,766
Add back impairments on real estate properties	6,893	6,916	41,451	12,898
NAREIT FFO (a)	$172,331	$100,736	$325,947	$180,380

(a)          Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following table summarizes the significant acquisitions that occurred in 2016.

	Number of Facilities					Land	Building & Site Improvements	Furniture & Fixtures	Initial Cash
Period	SNF	ALF	Country/ State	Total Investment		(in millions)			Yield (%)
Q1	-	1	UK	$8.3		$1.4	$6.7	$0.2	7.00
Q1	-	1	UK	6.1		0.6	5.3	0.2	7.00
Q1	10	-	OH, VA, MI	169.0	(3)	10.5	152.5	6.0	8.50
Q1	-	-	FL	2.5	(2)	2.5	-	-	-
Q1	-	2	GA	20.2		0.8	18.3	1.1	7.50
Q1	3	-	MD	25.0		2.5	19.9	2.6	8.50
Q1	21	-	VA, NC	212.5		19.3	181.1	12.1	8.50
Q2	-	10	UK	111.9	(1)(4)	24.8	83.9	3.2	7.00
Q2	-	3	TX	66.0	(1)(5)	5.8	58.6	1.6	6.80
Q2	3	-	CO, MO	31.8	(1)	3.1	26.2	2.5	9.00
Total	37	17		$653.3		$71.3	$552.5	$29.5

(1)	The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment once the analysis is completed.
(2)	Accounted for as an asset acquisition.
(3)	Acquired from a related party. Refer to Note -1 Related Party Transactions.
(4)	Omega also recorded a deferred tax asset of approximately $1.9 million in connection with the acquisition.
(5)	The Company paid $63.0 million in cash at closing to acquire the facilities. We have agreed to pay an additional $1.5 million in April 2017 and the remaining $1.5 million in April 2018. The additional consideration to be paid is contractually determined and not contingent on other factors. The $3.0 million liability is recorded in unsecured borrowings – net on our Consolidated Balance Sheets.

Acquisition of Aviv by Merger

On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building, two mortgages and other investments. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April 1, 2015, the fair value of the consideration exchanged was approximately $2.3 billion.

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

The completion of the final valuation in the first quarter of 2016 did not result in material changes to our Consolidated Statements of Operations or our Consolidated Balance Sheets from our preliminary purchase price allocation.

Asset Impairments, Asset Sales and Assets Held for Sale

During the first quarter of 2016, we recorded approximately $34.6 million of impairments on 14 facilities located in six states. We reduced their net book values to their estimated fair value less costs to sell and reclassified them to assets held for sale in the first quarter of 2016. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs.

During the second quarter of 2016, we recorded approximately $6.9 million of impairments on 15 facilities of which 12 are classified as held for sale as of June 30, 2016. We reduced their net book values to their estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs.

During the second quarter of 2016, we sold 11 facilities (seven were previously held for sale) for approximately $41.4 million in net proceeds recognizing a gain of approximately $13.2 million.

In the first quarter of 2016, we reclassified eight ALFs, and 16 SNFs to assets held for sale. In addition, we sold two SNFs previously classified as assets held for sale for approximately $2.4 million in net proceeds recognizing a gain on sale of approximately $1.6 million.

In the second quarter of 2016, we reclassified three SNFs and one ALF to assets held for sale with total carrying value of $7.2 million. No impairment was recorded as a result of this reclassification.

Liquidity and Capital Resources

At June 30, 2016, we had total assets of $8.6 billion, total equity of $4.1 billion and debt of $4.2 billion, representing approximately 50.4% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2016 and December 31, 2015, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

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

At June 30, 2016, we had $470.0 million of borrowings outstanding under the Revolving Credit Facility and $750 million of borrowings outstanding under the Omega Term Loan Facilities.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended June 30, 2016, approximately 2.2 million shares of our common stock at an average price of $32.98 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $73.8 million. For the six-month period ended June 30, 2016, approximately 2.9 million shares of our common stock at an average price of $32.26 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $93.5 million.

Subsequent Events

$700 Million Offering of 4.375% Senior Notes due 2023

On July 12, 2016, we issued $700 million aggregate principal amount of our 4.375% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at an issue price of 99.739% of their face value before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $692.0 million. The net proceeds from the offering were used to repay outstanding borrowings under our revolving credit facility and for general corporate purposes.

Purchase of Outstanding $180 Million Secured Term Loan

In the Aviv Merger, we acquired two subsidiaries that were borrowers under a $180.0 million term loan, secured by mortgages on 28 healthcare facilities owned by one of the borrowers. On July 25, 2016, the Company purchased the $180 million mortgage term loan effectively eliminating the debt on the Company’s consolidated financial statements. The term loan was secured by real estate assets having a net carrying value of $290.5 million at June 30, 2016. The interest rate was based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at June 30, 2016 was 4.13%. The Company paid $180 million plus a 1% prepayment fee to purchase the debt.

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

For the three- and six- months ended June 30, 2016, we paid dividends of approximately $109 million and $217 million to our common stockholders, respectively.

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

The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by: (i) the number of facilities we lease or have mortgages on; (ii) rental and mortgage rates; (iii) our debt service obligations; and (iv) general and administrative expenses. The timing, source and amount of cash flows provided by or used in financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in the capital markets environment may impact the availability of cost-effective capital and affect our plans for acquisition and disposition activity.

Cash and cash equivalents totaled $33.0 million as of June 30, 2016, an increase of $27.5 million as compared to the balance at December 31, 2015. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $286.9 million of net cash flow for the six months ended June 30, 2016, as compared to $193.1 million for the same period in 2015. The increase was primarily related to additional cash flow generated from new investments primarily related to the Aviv Merger and Care Homes Transaction, including other facilities acquired and leased throughout 2016 and 2015.

Investing Activities – Net cash flow from investing activities was an outflow of $709.0 million for the six months ended June 30, 2016, as compared to an outflow of $124.7 million for the same period in 2015. The $584.3 million increase in cash outflow from investing activities related primarily to (i) an increase of $439.1 million in acquisitions in 2016 compared to the same period of 2015, (ii) approximately $84.9 million of cash acquired with the Aviv Merger in 2015, (iii) an increase of net cash outflow of $88.2 million from other investments – net in 2016 compared to the same period of 2015, (iv) an increase of $11.0 million investment in construction in progress in 2016 as compared to the same period of 2015, (v) an increase of $10.5 million in our capital renovation program investment in 2016 compared to the same period of 2015, (vi) an increase of $7.8 million in mortgage investment in 2016 compared to the same period of 2015. Offsetting these cash outflow was: (i) a $40.3 million increase in collection of mortgages primarily related an existing operator repaying certain mortgages and (ii) $16.9 million increase in proceeds from the sale of real estate in 2016 compared to the same period in 2015.

Financing Activities – Net cash flow from financing activities was an inflow of $449.8 million for the six months ended June 30, 2016 as compared to an outflow of $47.8 million for the same period in 2015. The $497.6 million change in cash flow from financing activities was primarily a result of: (i) a decrease of $1.6 billion in payments of long term borrowings primarily due to (a) payoff of approximately $1.2 billion assumed Aviv debt in the second quarter of 2015, (b) early extinguishment of $200.0 million Senior Notes due 2020 in the first quarter of 2015, (c) $147.9 million HUD mortgage loans payoff in the first quarter of 2015 and (d) $9.1 million HUD mortgage loan payoff in the second quarter of 2015, (ii) a decrease of $639.8 million in receipts of long term borrowings primarily due to a $350 million senior unsecured incremental term loan facility we obtained in 2016 as compared to issuance of a $700 million 4.50% Senior Notes due 2027, a $200 million Trache A-2 term loan and a $100 million Omega OP term loan facility that we obtained for the same period in 2015, (iii) a decrease in net proceeds of $440.0 million from common stock that we issued in the first quarter of 2015 and (iv) a net decrease of $26.0 million related to our credit facility. Offsetting these decreases was: (i) an increase of $65.7 million in dividend payments due to an increase in number of shares outstanding and an increase of $0.08 per share in the common dividends, (ii) an increase in net proceeds of $63.2 million from our dividend reinvestment plan in 2016 as compared to the same period in 2015 and (iii) an increase of $8.7 million of distributions to Omega OP Unit holders in 2016 as compared to the same period in 2015.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2016, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2015, with the Securities and Exchange Commission on February 26, 2016, which sets forth certain risk factors in Part I, Item 1A therein. In addition to the risk factors described therein, investors should consider the following risk factor.

The vote by the United Kingdom to leave the European Union could adversely affect us.

The United Kingdom (“U.K.”) held a referendum on June 23, 2016 on its membership in the European Union (“E.U.”). A majority of U.K. voters voted to exit the E.U. (“Brexit”), and negotiations will commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2016, Omega issued an aggregate of 15,456 shares of Omega common stock, in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement.  The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partner who received the Omega common stock.

Item 6–Exhibits

Exhibit No.
4.1	Sixteenth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.2	Ninth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.3	Eighth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.4	Fifth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.5	Third Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.6	Indenture, dated as of July 12, 2016, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).
12.1	Ratio of Earnings to Fixed Charges.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	August 5, 2016	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 5, 2016	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

