Form 10-Q
period 2016-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2016-11-08
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                       No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 4, 2016.

Common Stock, $.10 par value	195,142,685
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$7,593,886	$6,743,958
Less accumulated depreciation	(1,186,077)	(1,019,150)
Real estate properties – net	6,407,809	5,724,808
Investments in direct financing leases – net	597,779	587,701
Mortgage notes receivable	624,339	679,795
	7,629,927	6,992,304
Other investments	277,251	89,299
	7,907,178	7,081,603
Assets held for sale – net	91,210	6,599
Total investments	7,998,388	7,088,202

Cash and cash equivalents	32,567	5,424
Restricted cash	12,282	14,607
Accounts receivable – net	225,225	203,862
Goodwill	644,129	645,683
Other assets	69,772	61,231
Total assets	$8,982,363	$8,019,009

LIABILITIES AND EQUITY
Revolving line of credit	$223,000	$230,000
Term loans	1,100,000	750,000
Secured borrowings – net	55,271	236,204
Unsecured borrowings – net	3,055,368	2,352,882
Accrued expenses and other liabilities	361,596	333,706
Deferred income taxes	11,937	15,352
Total liabilities	4,807,172	3,918,144

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 195,136 shares as of September 30, 2016 and 187,399 as of December 31, 2015	19,514	18,740
Common stock – additional paid-in capital	4,827,877	4,609,474
Cumulative net earnings	1,614,678	1,372,522
Cumulative dividends paid	(2,587,841)	(2,254,038)
Accumulated other comprehensive loss	(52,170)	(8,712)
Total stockholders’ equity	3,822,058	3,737,986
Noncontrolling interest	353,133	362,879
Total equity	4,175,191	4,100,865
Total liabilities and equity	$8,982,363	$8,019,009

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Rental income	$185,837	$166,623	$548,994	$430,699
Income from direct financing leases	15,611	15,216	46,574	44,582
Mortgage interest income	15,996	17,195	53,973	51,336
Other investment income – net	7,194	2,940	16,800	6,488
Total operating revenues	224,638	201,974	666,341	533,105

Expenses
Depreciation and amortization	68,316	60,143	196,254	149,909
General and administrative	12,428	10,160	34,715	26,482
Acquisition and merger related costs	2,309	3,555	9,584	55,507
Impairment loss on real estate properties	17,275	1,743	58,726	14,641
(Recovery) provision for uncollectible mortgages, notes and accounts receivable	(3)	301	3,967	292
Total operating expenses	100,325	75,902	303,246	246,831

Income before other income and expense	124,313	126,072	363,095	286,274
Other income (expense)
Interest income	157	5	169	205
Interest expense	(42,855)	(38,169)	(119,728)	(108,776)
Interest – amortization of deferred financing costs	(2,502)	(1,857)	(6,844)	(5,036)
Interest – refinancing costs	(1,815)	-	(2,113)	(8,361)
Realized loss on foreign exchange	(222)	-	(244)	-
Total other expense	(47,237)	(40,021)	(128,760)	(121,968)

Income before gain (loss) on assets sold	77,076	86,051	234,335	164,306
Gain (loss) on assets sold – net	5,139	(2,391)	19,931	6,411
Income from continuing operations before income taxes	82,215	83,660	254,266	170,717
Income taxes	(81)	(406)	(782)	(945)
Net income	82,134	83,254	253,484	169,772
Net income attributable to noncontrolling interest	(3,585)	(3,852)	(11,328)	(5,890)
Net income available to common stockholders	$78,549	$79,402	$242,156	$163,882

Income per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.40	$0.43	$1.27	$0.98
Diluted:
Net income	$0.40	$0.43	$1.26	$0.97

Dividends declared per common share	$0.60	$0.55	$1.75	$1.62

Weighted-average shares outstanding, basic	194,123	184,739	190,444	167,261
Weighted-average shares outstanding, diluted	204,078	195,183	200,528	174,824

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$82,134	$83,254	$253,484	$169,772
Other comprehensive income (loss)
Foreign currency translation	(6,845)	(6,789)	(33,411)	(3,950)
Cash flow hedges	980	-	(12,094)	-
Total other comprehensive income (loss)	(5,865)	(6,789)	(45,505)	(3,950)
Comprehensive income	76,269	76,465	207,979	165,822
Comprehensive income attributable to noncontrolling interest (1)	(3,329)	(3,537)	(9,282)	(5,708)
Comprehensive income attributable to common stockholders (1)	$72,940	$72,928	$198,697	$160,114

(1)	The 2015 amounts have been adjusted to increase the comprehensive income attributable to the noncontrolling interest and decrease the comprehensive income attributable to common stockholders by $3.9 million and $5.9 million for the three and nine month periods, respectively.

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling interest	Total Equity

Balance at December 31, 2015 (187,399 common shares & 8,956 OP Units)	$18,740	$4,609,474	$1,372,522	$(2,254,038)	$(8,712)	$3,737,986	$362,879	$4,100,865
Grant of restricted stock to company directors (18 shares at $33.09 per share)	2	(2)	—	—	—	—	—	—
Restricted stock expense	—	10,116	—	—	—	10,116	—	10,116
Payments for vesting of equity compensation plan (770 shares)	77	(23,480)	—	—	—	(23,403)	—	(23,403)
Dividend reinvestment plan (6,870 shares at an average of $33.49 per share)	687	229,082	—	—	—	229,769	—	229,769
Grant of stock as payment of directors fees (8 shares at an average of $32.07 per share)	1	249	—	—	—	250	—	250
Deferred compensation directors	—	(111)	—	—	—	(111)	—	(111)
Common dividends declared ($1.75 per share)	—	—	—	(333,803)	—	(333,803)	—	(333,803)
Conversion of OP Units to Common stock (71 shares at $35.68 per share)	7	2,559	—	—	—	2,566	—	2,566
Redemption of OP Units (94 units)	—	(10)	—	—	—	(10)	(3,289)	(3,299)
OP units distributions	—	—	—	—	—	—	(15,738)	(15,738)
Foreign currency translation	—	—	—	—	(31,912)	(31,912)	(1,499)	(33,411)
Cash flow hedges	—	—	—	—	(11,546)	(11,546)	(548)	(12,094)
Net income	—	—	242,156	—	—	242,156	11,328	253,484
Balance at September 30, 2016 (195,136 shares & 8,862 OP Units)	$19,514	$4,827,877	$1,614,678	$(2,587,841)	$(52,170)	$3,822,058	$353,133	$4,175,191

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$253,484	$169,772
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	196,254	149,909
Provision for impairment on real estate properties	58,726	14,641
Provision for uncollectible mortgages, notes and accounts receivable	3,967	292
Amortization of deferred financing costs and refinancing costs	8,957	13,397
Accretion of direct financing leases	(8,999)	(8,124)
Stock-based compensation	10,116	6,682
Gain on assets sold – net	(19,931)	(6,411)
Amortization of acquired in-place leases - net	(10,957)	(4,264)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable – net	203	315
Straight-line rent receivables	(29,959)	(26,565)
Lease inducements	1,942	347
Effective yield receivable on mortgage notes	(209)	(3,159)
Other operating assets and liabilities	(6,357)	15,972
Net cash provided by operating activities	457,237	322,804
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(959,748)	(288,290)
Cash acquired in merger	—	84,858
Investment in construction in progress	(44,113)	(145,276)
Investment in direct financing leases	(1,079)	(6,793)
Placement of mortgage loans	(27,895)	(7,601)
Proceeds from sale of real estate investments	64,746	41,541
Capital improvements to real estate investments	(31,408)	(18,154)
Proceeds from other investments	49,482	37,428
Investments in other investments	(242,999)	(49,489)
Collection of mortgage principal	58,149	1,025
Net cash used in investing activities	(1,134,865)	(350,751)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,134,000	1,704,000
Payments on credit facility borrowings	(1,141,000)	(1,239,000)
Receipts of other long-term borrowings	1,048,173	1,588,124
Payments of other long-term borrowings	(180,934)	(1,588,063)
Payments of financing related costs	(11,770)	(30,709)
Escrow deposit for other long-term borrowing	—	(614,998)
Receipts from dividend reinvestment plan	229,769	65,665
Payments for exercised options and restricted stock – net	(23,403)	(26,168)
Net proceeds from issuance of common stock	—	439,738
Dividends paid	(333,663)	(253,105)
Redemption of OP Units	(732)	—
Distributions to OP Unit Holders	(15,738)	(6,598)
Net cash provided by financing activities	704,702	38,886

Increase in cash and cash equivalents	27,074	10,939
Effect of foreign currency translation on cash and cash equivalents	69	(109)
Cash and cash equivalents at beginning of period	5,424	4,489
Cash and cash equivalents at end of period	$32,567	$15,319
Interest paid during the period, net of amounts capitalized	$116,169	$90,536

Non-cash investing and financing activities:

	Nine Months Ended September 30,
	2016	2015
Non- cash investing activities
Non-cash acquisition of businesses (see Note 2 and Note 4 for details)	$(60,079)	$(3,602,614)
Non-cash surrender of mortgage (see Note 4 for details)	25,000	—
Non-cash surrender of other investment (see Note 2 for details)	5,500	—
Total	$(29,579)	$(3,602,614)
Non-cash financing activities
Assumed Aviv debt	$—	$1,410,637
Stock exchanged in merger	—	1,903,441
OP Units exchanged in merger	—	373,394
Purchase option buyout obligation (see Note 2 for details)	29,579	—
Change in fair value of cash flow hedges	12,094	—
Other unsecured long term borrowing (see Note 2 and Note 12 for details)	3,000	—
Total	$44,673	$3,687,472

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2016

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of September 30, 2016, the Company owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

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

Goodwill Impairment

We assess goodwill for potential impairment during the fourth quarter of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment on an interim basis, we assess qualitative factors such as a significant decline in real estate valuations, current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance or a significant decline in the value of our market capitalization, to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount. On an annual basis during the fourth quarter of each fiscal year, or on an interim basis if we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a two-step goodwill impairment test to identify potential impairment and measure the amount of impairment we will recognize, if any. The goodwill is not deductible for tax purposes.

Asset Impairment

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment of the Company’s assets in a future period that could be material to the Company’s results of operations.

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

Effective June 30, 2015, the Company (through Merger Sub, in its capacity as the general partner of Aviv OP) caused Aviv OP to make a distribution of Omega OP Units held by Aviv OP (or equivalent value) to Aviv OP investors (the “Aviv OP Distribution”) in connection with the liquidation of Aviv OP. As a result of the Aviv OP Distribution, Omega directly and indirectly owned approximately 95% of the outstanding Omega OP Units, and the other investors owned approximately 5% of the outstanding Omega OP Units. As a part of the Aviv OP Distribution, Omega settled approximately 0.2 million units via cash settlement. As of September 30, 2016, Omega directly and indirectly owns approximately 96% of the outstanding Omega OP Units, and the other investors own approximately 4% of the outstanding Omega OP Units.

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

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the United States. The functional currency for our consolidated subsidiaries operating in countries other than the United States is the principal currency in which the entity primarily generates and expends cash. For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive loss (“AOCL”), as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest.

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

Derivative Instruments

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which are determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, whereas the change in fair value of the ineffective portion is recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At September 30, 2016 and December 31, 2015, we had $12.8 million and $0.7 million, respectively, of qualifying cash flow hedges recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets.

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

On a quarterly basis, we review our accounts receivable to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement.  If we determine collectability of any of our contractual receivables is at risk, we estimate the potential uncollectible amounts and provide an allowance. In the case of a lease recognized on a straight-line basis, a mortgage recognized on an effective yield basis or the existence of lease inducements, we generally provide an allowance for straight-line, effective interest, and or lease inducement accounts receivable when certain conditions or indicators of adverse collectability are present. If the accounts receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off.

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)

Contractual receivables	$8,297	$8,452
Effective yield interest receivables	9,237	9,028
Straight-line receivables	199,008	175,709
Lease inducements	9,040	10,982
Allowance	(357)	(309)
Accounts receivable – net	$225,225	$203,862

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

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Company is currently evaluating the provisions of ASU 2014-09 and its related updates and will be closely monitoring developments and additional guidance to determine the potential impact of the new standard. The Company intends to adopt ASU 2014-09 and its subsequent updates retrospectively. We do not expect the adoption of ASU 2014-09 and its updates to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (“ASU 2016–01”), which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value. Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting ASU 2016-01 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be applied prospectively as of the earliest date practicable. ASU No. 2016-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

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

Leased Property

Our real estate properties, represented by 816 SNFs, 101 assisted living facilities (“ALFs”), 16 specialty facilities and one medical office building at September 30, 2016, are leased under provisions of single or master leases with initial terms typically ranging from five to 15 years, plus renewal options. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

The following table summarizes the significant acquisitions that occurred in 2016.

	Number of Facilities					Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash
Period	SNF	ALF	Country/ State	Total Investment		(in millions)			Yield (%)
Q1	-	1	UK	$8.3		$1.4	$6.7	$0.2	7.00
Q1	-	1	UK	6.1		0.6	5.3	0.2	7.00
Q1	10	-	OH, VA, MI	169.0	(3)	10.5	152.5	6.0	8.50
Q1	-	2	GA	20.2		0.8	18.3	1.1	7.50
Q1	3	-	MD	25.0		2.5	19.9	2.6	8.50
Q1	21	-	VA, NC	212.5		19.3	181.1	12.1	8.50
Q2	-	10	UK	111.9	(4)	24.8	83.9	3.2	7.00
Q2	-	3	TX	66.0	(5)	5.8	58.6	1.6	6.80
Q2	3	-	CO, MO	31.8		3.1	26.2	2.5	9.00
Q3	-	1	FL	4.3	(1)	2.3	1.8	0.2	8.00
Q3	-	1	GA	2.5	(1)	0.2	2.1	0.2	8.00
Q3	-	1	FL	16.5	(1)	1.8	14.3	0.4	8.00
Q3	1	-	SC	10.1	(1)	2.7	6.5	0.9	9.00
Q3	1	-	OH	9.0	(1)(6)	-	8.6	0.4	9.00
Q3	31	-	FL, KY,TN	329.6	(1)(2)	24.6	290.8	14.2	9.00
Total	70	20		$1,022.8		$100.4	$876.6	$45.8

(1)	The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment once the analysis is completed.
(2)	The Company’s investment includes a purchase option buyout obligation with a fair value of approximately $29.6 million. The future buyout obligation is recorded in accrued expenses and other liabilities on our Consolidated Balance Sheet. The Company also acquired a term loan with a fair value of approximately $37.0 million which is recorded in other investments on our Consolidated Balance Sheet. Refer to Note – 5 Other Investments.
(3)	Acquired from a related party. Refer to Note – 1 Related Party Transactions.
(4)	Omega also recorded a deferred tax asset of approximately $1.9 million in connection with the acquisition.
(5)	The Company paid $63.0 million in cash at closing to acquire the facilities. We have agreed to pay an additional $1.5 million in April 2017 and the remaining $1.5 million in April 2018. The additional consideration to be paid is contractually determined and not contingent on other factors. The $3.0 million liability is recorded in unsecured borrowings – net on our Consolidated Balance Sheet.
(6)	The Company paid approximately $3.5 million in cash to acquire the facility. The remainder of the purchase price (approximately $5.5 million) was funded with the redemption of an other investment note.

During 2016, the Company also acquired three parcels of land which are not reflected in the table above for approximately $5.9 million with the intent of building new facilities for existing operators.

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

Pro Forma
Nine Months Ended
September 30, 2015
(in thousands, except per share amounts, unaudited)
Pro Forma Revenues	$612,572
Pro Forma Net income	$200,826

Earnings per share – diluted:
Net income – as reported	$0.97

Net income – pro forma	$1.04

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

During the second quarter of 2016, we sold 11 facilities for approximately $41.4 million in net proceeds recognizing a gain of approximately $13.2 million. Seven of the sold facilities were previously classified as held-for-sale. In addition, we recorded approximately $6.9 million of impairments on 15 facilities of which 12 were classified as held for sale as of June 30, 2016. We reduced their net book values to their estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). See Note 6 – Assets Held For Sale for details.

During the third quarter of 2016, we sold six facilities for approximately $21.0 million in net proceeds recognizing a gain of approximately $5.1 million. One of the sold facilities was previously classified as held-for-sale. In addition, we recorded approximately $17.3 million of impairments on 12 facilities of which 10 are classified as held for sale as of September 30, 2016. We reduced their net book values to their estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). See Note 6 – Assets Held For Sale for details.

Our recorded impairments were primarily the result of a decision to exit certain non-strategic facilities and operators primarily related to facilities acquired in the Aviv Merger.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Minimum lease payments receivable	$4,291,776	$4,320,876
Less unearned income	(3,693,997)	(3,733,175)
Investment in direct financing leases - net	$597,779	$587,701

Properties subject to direct financing leases	58	59

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

Additionally, we own four facilities and lease them to New Ark under a master lease which expires in 2026. The four facility lease is being accounted for as an operating lease.

Aviv Merger

On April 1, 2015, we acquired two additional direct financing leases as a result of the Aviv Merger.

As of September 30, 2016, the following minimum rents are due under our direct financing leases for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$50,509	$51,688	$52,961	$54,270	$55,491

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of September 30, 2016, mortgage notes receivable relate to 24 fixed rate mortgages on 47 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states, operated by eight independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

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

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)

Mortgage note due 2024; interest at 9.79%	$112,500	$112,500
Mortgage note due 2028; interest at 11.00%	35,964	69,928
Mortgage note due 2029; interest at 9.45%	412,465	413,399
Other mortgage notes outstanding (1)	63,410	83,968
Mortgage notes receivable, gross	624,339	679,795
Allowance for loss on mortgage notes receivable	—	—
Total mortgages — net	$624,339	$679,795

(1)	Other mortgage notes outstanding have stated interest rates ranging from 8.35% to 12.0% and maturity dates through 2053.

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

Mortgage Notes Payoff

On April 29, 2016, an existing operator exercised an option to repay their mortgage notes. We received proceeds of approximately $47.8 million for the mortgage notes due. In connection with the repayment of the mortgage notes we recognized a net gain of approximately $5.4 million which is recorded in mortgage interest income on our Consolidated Statements of Operations.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)

Other investment note due 2017; interest at 8.50%	$10,300	$—
Other investment note due 2019; interest at 10.50%	49,396	—
Other investment note due 2020; interest at 10.00%	23,000	23,000
Other investment note due 2020; interest at 14.00%	47,970	—
Other investment note due 2022, interest at 9.00%	31,987	—
Other investment note due 2028; interest at 8.50%	20,000	—
Other investment note due 2030; interest at 6.66%	39,805	26,966
Other investment notes outstanding (1)	57,795	42,293
Other investments, gross	280,253	92,259
Allowance for loss on other investments	(3,002)	(2,960)
Total other investments	$277,251	$89,299

(1)	Other investment notes have maturity dates through 2028 and interest rates ranging from 6.50% to 13.0%.

The following is a brief overview of certain notes entered into or repaid in 2016.

Other Investment notes due 2017

On February 1, 2016, we provided an operator a $15.0 million secured working capital note. The working capital note bears interest at 8.5% and matures in July 2017. As of September 30, 2016, approximately $2.6 million has been drawn and remains outstanding.

On March 1, 2016, we provided an operator a $15.0 million secured working capital note. The working capital note bears interest at 8.5% and matures in March 2017. As of September 30, 2016, approximately $10.3 million has been drawn and remains outstanding.

Other Investment note due 2019

On February 26, 2016, we acquired and funded a $50.0 million mezzanine note at a discount of approximately $0.75 million to a new operator. The mezzanine note bears interest at 10.50% and matures in February 2019.

Other Investment note due 2020

On July 29, 2016, we provided an existing operator $48.0 million of term loan funding. The term loan bears interest at 14% per annum (LIBOR with a floor of 1% plus 13%) and matures on July 29, 2020. The term loan requires monthly principal payments of $0.25 million through July 2019, and $0.5 million from August 2019 through maturity. In addition, a portion of the monthly interest may be accrued to the outstanding principal balance of the loan.

Other Investment notes due 2022

On September 30, 2016, we acquired and amended a term loan with a fair value of approximately $37.0 million with an existing operator. A $5.0 million tranche of the term loan bears interest at 13% and matures on September 30, 2019 and a $32.0 million tranche of the term loan bears interest at 9% and matures on March 31, 2022.

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

NOTE 6 – ASSETS HELD FOR SALE

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2015	3	$6,599
Properties sold (1)	(2)	(600)
Properties added (2)	24	67,590
March 31, 2016	25	$73,589
Properties sold/other (1)	(7)	(28,347)
Properties added (2)	4	7,209
June 30, 2016	22	$52,451
Properties sold/other (1)	(4)	(8,659)
Properties added (2)	13	47,418
September 30, 2016	31	$91,210

(1)	In the first quarter of 2016, we sold two SNFs for approximately $2.4 million in net proceeds recognizing a gain on sale of approximately $1.6 million. In the second quarter of 2016, we sold seven SNFs for approximately $39.2 million in net proceeds generating a gain on sale of approximately $12.5 million. We also recorded approximately $3.4 million of impairments on 12 facilities to reduce their net book values to their estimated fair value less costs to sell. In the third quarter of 2016, we sold one closed SNF for approximately $0.3 million in net proceeds. Two SNFs and one ALF classified as assets held for sale in the second quarter were no longer considered held for sale and were reclassified in the third quarter back to leased properties at their fair values (approximately $7.0 million). In addition, we recorded approximately $1.5 million of impairments on four facilities in the third quarter to further reduce their net book values to their estimated fair value less costs to sell.
(2)	In the first quarter of 2016, we reclassified eight ALFs and 16 SNFs located in six states to assets held for sale. We recorded approximately $34.6 million of impairment charges on 14 of these facilities to reduce their net book values to their estimated fair value less costs to sell. In the second quarter of 2016, we reclassified three SNFs and one ALF to assets held for sale with total carrying value of $7.2 million. In the third quarter of 2016, we reclassified 12 SNFs and one ALF to assets held for sale. In the third quarter, we recorded approximately $14.8 million of impairment charges on six of these facilities to reduce their net book values to their estimated fair value less costs to sell.

NOTE 7 – INTANGIBLES

The following is a summary of our intangibles as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(in thousands)
Assets:
Goodwill	$644,129	$645,683

Above market leases	$23,545	$21,901
In-place leases	167	386
Accumulated amortization	(15,461)	(14,162)
Net intangible assets	$8,251	$8,125

Liabilities:
Below market leases	$165,028	$165,331
Accumulated amortization	(67,321)	(55,131)
Net intangible liabilities	$97,707	$110,200

Goodwill was recorded in connection with the Aviv Merger and Care Homes Transaction (refer to Note 3 – Properties in our Current Report on Form 8-K filed with the SEC on June 30, 2016) and is shown as a separate line on our Consolidated Balance Sheets. Above market leases and in-place leases, net of accumulated amortization, are included in other assets on our Consolidated Balance Sheets. Below market leases, net of accumulated amortization, are included in accrued expenses and other liabilities on our Consolidated Balance Sheets. The net amortization related to the above and below market leases is included in our Consolidated Statements of Operations as an adjustment to rental income.

For the three months ended September 30, 2016 and 2015, our net amortization related to intangibles was $3.0 million and $1.4 million, respectively. For the nine months ended September 30, 2016 and 2015, our net amortization related to intangibles was $11.0 million and $4.3 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2016 and the subsequent four years is as follows: remainder of 2016 – $3.0 million; 2017 – $11.7 million; 2018 – $10.5 million; 2019 – $9.4 million and 2020 – $9.2 million. As of September 30, 2016 the weighted average remaining amortization period of above market leases (inclusive of in-place leases) and below market leases is approximately eight years and 10 years, respectively.

The following is a reconciliation of our goodwill as of September 30, 2016:

(in thousands)
Balance as of December 31, 2015	$645,683
Add: additional valuation adjustments related to preliminary valuations	275
Less: foreign currency translation	(390)
Balance as of March 31, 2016	645,568
Less: foreign currency translation	(1,087)
Balance as of June 30, 2016	644,481
Less: foreign currency translation	(352)
Balance as of September 30, 2016	$644,129

NOTE 8 – CONCENTRATION OF RISK

As of September 30, 2016, our portfolio of real estate investments consisted of 1,014 healthcare facilities, located in 42 states and the United Kingdom and operated by 81 third party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.9 billion at September 30, 2016, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 816 SNFs, 101 ALFs, 16 specialty facilities, one medical office building, fixed rate mortgages on 44 SNFs and two ALFs, and 34 facilities that are closed/held-for-sale. At September 30, 2016, we also held miscellaneous investments of approximately $277.3 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2016, the three states in which we had our highest concentration of investments were Ohio (10%), Florida (9%) and Texas (9%). No single operator or manager generated more than 10% of our total revenues for the nine months ended September 30, 2016.

NOTE 9 – STOCKHOLDERS’ EQUITY

On October 13, 2016, the Board of Directors declared a common stock dividend of $0.61 per share, increasing the quarterly common dividend rate by $0.01 per share over the previous quarter, to be paid November 15, 2016 to common stockholders of record as of the close of business on October 31, 2016.

On July 14, 2016, the Board of Directors declared a common stock dividend of $0.60 per share, increasing the quarterly common dividend rate by $0.02 per share over the prior quarter. The common dividends were paid on August 15, 2016 to common stockholders of record as of the close of business on August 1, 2016.

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

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended September 30, 2016, approximately 4.0 million shares of our common stock at an average price of $34.38 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $136.6 million. For the nine-month period ended September 30, 2016, approximately 6.9 million shares of our common stock at an average price of $33.49 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $230.1 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	September 30,	December 31,
	2016	2015
	(in thousands)

Foreign currency translation adjustments	$(39,939)	$(8,027)
Derivative instrument adjustments	(12,231)	(685)
Total accumulated other comprehensive loss	$(52,170)	$(8,712)

NOTE 10 – TAXES

Since our inception, we have elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (the “Code”). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed each tax year and certain other requirements are met, including asset and income tests. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect the Company’s net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. On a quarterly and annual basis, we test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules. We review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. In 2016, we expect to distribute dividends in excess of our taxable income.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of September 30, 2016, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.8 million. The loss carry-forward is fully reserved as of September 30, 2016 with a valuation allowance due to uncertainties regarding realization.

During the third quarter of 2016, we recorded approximately $0.3 million of state and local income tax provision and approximately $0.2 million of tax benefit for foreign income taxes. For the nine months ended September 30, 2016, we recorded approximately $0.8 million of state and local income tax provision and approximately $35,000 of tax benefit for foreign income taxes.

NOTE 11 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and nine-month periods ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Stock-based compensation expense	$3,673	$2,199	$10,116	$6,682

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

The following table summarizes our total unrecognized compensation cost as of September 30, 2016 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units(1)	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions) (2)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)	Performance Period	Vesting Dates
RSUs
2013 RSU	2013	195,822	$29.80	$5.8	36	$0.5	N/A	12/31/14 - 12/31/16
2014 RSU	2014	106,778	29.80	3.2	36	0.3	N/A	12/31/2016
3/31/15 RSU	2015	109,985	40.57	4.5	33	2.0	N/A	12/31/2017
4/1/15 RSU	2015	40,464	40.74	1.6	33	0.7	N/A	12/31/2017
Assumed Aviv RSU	2015	18,920	24.92	0.5	21	0.1	N/A	12/31/2016
Assumed Aviv RSU	2015	7,799	35.08	0.3	33	0.1	N/A	12/31/15-12/31/17
3/17/16 RSU	2016	131,006	34.78	4.6	33	3.7	N/A	12/31/2018
Restricted Stock Units Total		610,774	$33.45	$20.5		$7.4

TSR PRSUs and LTIP Units
2016 Transition TSR	2013	101,591	8.67	0.9	36	0.1	12/31/2013-12/31/2016	12/31/2016
2016 TSR	2014	135,634	8.67	1.2	48	0.4	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 LTIP Units	2015	137,249	14.66	2.0	45	1.2	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	54,151	14.80	0.8	45	0.5	1/1/2015-12/31/2017	Quarterly in 2018
7/31/15 2016 Transition TSR	2015	22,091	18.51	0.4	5	-	12/31/2013-12/31/2016	12/31/2016
7/31/15 2017 LTIP Units	2015	5,823	8.78	0.1	5	-	1/1/2015-12/31/2017	12/31/2017
3/17/16 2018 LTIP Units	2016	372,069	13.21	4.9	45	4.2	1/1/2016-12/31/2018	Quarterly in 2019
TSR PRSUs & LTIP Total		828,608	$12.36	$10.3		$6.4

Relative TSR PRSUs
2016 Transition Relative TSR	2013	101,588	14.24	1.4	36	0.1	12/31/2013-12/31/2016	12/31/2016
2016 Relative TSR	2014	135,634	14.24	1.9	48	0.6	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 Relative TSR	2015	137,249	22.50	3.1	45	1.9	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	54,151	22.91	1.2	45	0.7	1/1/2015-12/31/2017	Quarterly in 2018
7/31/15 2016 Relative TSR	2015	22,100	19.60	0.4	5	-	12/31/2013-12/31/2016	12/31/2016
7/31/15 2017 Relative TSR	2015	5,826	17.74	0.1	5	-	1/1/2015-12/31/2017	12/31/2017
3/17/16 2018 Relative TSR	2016	307,480	16.45	5.1	45	4.3	1/1/2016-12/31/2018	Quarterly in 2019
Relative TSR PRSUs Total		764,028	$17.41	$13.2		$7.6
Grand Total		2,203,410	$19.96	$44.0		$21.4

(1)	Shares/units are net of shares cancelled.
(2)	Total compensation costs are net of shares cancelled.

Director Restricted Stock Grants

As of September 30, 2016, we had 54,999 shares of restricted stock outstanding to directors. The directors’ restricted shares are scheduled to vest over the next three years. As of September 30, 2016, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $1.7 million.

NOTE 12 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our borrowings:

		Interest Rate as of September 30,	September 30,	December 31,
	Maturity	2016	2016	2015
			(in thousands)
Secured borrowings:
Mortgage term loan			$—	$180,000
HUD mortgages assumed December 2011(1)	2044	3.06%	55,271	56,204
Total secured borrowings			55,271	236,204

Unsecured borrowings:
Revolving line of credit	2018	1.82%	223,000	230,000
Tranche A-1 term loan	2019	2.02%	200,000	200,000
Tranche A-2 term loan	2017	2.02%	200,000	200,000
Tranche A-3 term loan	2021	2.02%	350,000	—
Omega OP term loan	2017	2.02%	100,000	100,000
2015 term loan	2022	2.33%	250,000	250,000
			1,323,000	980,000

2023 notes	2023	4.375%	700,000	—
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
Other	2018	-	3,000	—
Subordinated debt	2021	9.00%	20,000	20,000
			3,073,000	2,370,000
Discount - net			(17,632)	(17,118)
Total unsecured borrowings			4,378,368	3,332,882
Total – net			$4,433,639	$3,569,086

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at September 30, 2016 excluding a third-party administration fee of approximately 0.5% annually. Secured by real estate assets with a net carrying value of $66.7 million as of September 30, 2016.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2016 and December 31, 2015, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Mortgage Term Loan

As a result of the Aviv Merger in April 2015, we acquired two subsidiaries that were borrowers under a $180.0 million mortgage term loan secured by mortgages on 28 healthcare facilities owned by one of the borrowers. On July 25, 2016, we purchased the $180.0 million mortgage term loan, effectively eliminating the debt on our consolidated financial statements. The term loan was secured by real estate assets having a net carrying value of $290.5 million at June 30, 2016. The interest rate was based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at June 30, 2016 was 4.13%. We paid $180.0 million plus a 1% premium to purchase the debt.

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

$700 Million 4.5% Senior Notes due 2023

On July 12, 2016, we issued $700 million aggregate principal amount of our 4.375% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at an issue price of 99.739% of their face value before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $692.0 million. The net proceeds from the offering were used to repay outstanding borrowings under our revolving credit facility, to purchase the $180.0 million mortgage term loan and for general corporate purposes.

NOTE 13 – FINANCIAL INSTRUMENTS

At September 30, 2016 and December 31, 2015, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$32,567	$32,567	$5,424	$5,424
Restricted cash	12,282	12,282	14,607	14,607
Investments in direct financing leases – net	597,779	594,489	587,701	584,358
Mortgage notes receivable – net	624,339	630,576	679,795	687,130
Other investments – net	277,251	272,514	89,299	90,745
Total	$1,544,218	$1,542,428	$1,376,826	$1,382,264
Liabilities:
Revolving line of credit	$223,000	$223,000	$230,000	$230,000
Tranche A-1 term loan	200,000	200,000	200,000	200,000
Tranche A-2 term loan	200,000	200,000	200,000	200,000
Tranche A-3 term loan	350,000	350,000	—	—
Omega OP term loan	100,000	100,000	100,000	100,000
2015 term loan	250,000	250,000	250,000	250,000
4.375% notes due 2023 – net	698,237	725,932	—	—
5.875% notes due 2024 – net	400,000	466,755	400,000	429,956
4.95% notes due 2024 – net	395,758	421,791	395,333	403,064
4.50% notes due 2025 – net	248,257	254,384	248,099	242,532
5.25% notes due 2026 – net	598,466	645,477	598,343	612,760
4.50% notes due 2027 – net	691,130	698,660	690,494	667,651
Mortgage term loan due 2019	—	—	180,000	180,000
HUD debt – net	55,271	57,331	56,204	52,678
Subordinated debt – net	20,520	25,429	20,613	24,366
Other	3,000	3,000	—	—
Total	$4,433,639	$4,621,759	$3,569,086	$3,593,007

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Cash and cash equivalents and restricted cash: The carrying amount of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (i.e., less than 90 days) (Level 1).

•	Direct financing leases: The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3).

•	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Revolving line of credit and term loans: The fair value of our borrowings under variable rate agreements are estimated using a present value technique based on expected cash flows discounted using the current market rates (Level 3).

•	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on inputs from trading activity provided by a third party (Level 2).

•	HUD debt: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income	$82,134	$83,254	$253,484	$169,772
Less: net income attributable to noncontrolling interests	(3,585)	(3,852)	(11,328)	(5,890)
Net income available to common stockholders	$78,549	$79,402	$242,156	$163,882

Denominator:
Denominator for basic earnings per share	194,123	184,739	190,444	167,261
Effect of dilutive securities:
Common stock equivalents	1,093	1,483	1,174	1,580
Noncontrolling interest – OP units	8,862	8,961	8,910	5,983
Denominator for diluted earnings per share	204,078	195,183	200,528	174,824

Earnings per share – basic:
Net income available to common stockholders	$0.40	$0.43	$1.27	$0.98
Earnings per share – diluted:
Net income	$0.40	$0.43	$1.26	$0.97

NOTE 16 – CONSOLIDATING FINANCIAL STATEMENTS

As of September 30, 2016, we had outstanding: (i) $700 million 4.375% Senior Notes due 2023, (ii) $400 million 5.875% Senior Notes due 2024, (iii) $400 million 4.95% Senior Notes due 2024, (iv) $250 million 4.5% Senior Notes due 2025, (v) $600 million 5.25% Senior Notes due 2026 and (vi) $700 million 4.5% Senior Notes due 2027 (collectively, the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee amounts outstanding under the Omega Credit Facilities and 2015 term loan listed in Note 12 – Borrowing Activities and Arrangements. In addition, all such subsidiary guarantors that are subsidiaries of Omega OP also guarantee amounts outstanding under the Omega OP term loan listed in Note 12 – Borrowing Activities and Arrangements.

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

The 2015 financial statements presented below have been adjusted to reflect our current guarantor and non-guarantor relationships as of September 30, 2016.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

Unaudited

(in thousands)

	September 30, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Land and buildings	$6,938,032	$655,854	$—	$7,593,886
Less accumulated depreciation	(1,142,146)	(43,931)	—	(1,186,077)
Real estate properties – net	5,795,886	611,923	—	6,407,809
Investment in direct financing leases	597,779	—	—	597,779
Mortgage notes receivable	624,339	—	—	624,339
	7,018,004	611,923	—	7,629,927
Other investments	276,862	389	—	277,251
	7,294,866	612,312	—	7,907,178
Assets held for sale – net	91,210	—	—	91,210
Total investments	7,386,076	612,312	—	7,998,388

Cash and cash equivalents	27,576	4,991	—	32,567
Restricted cash	7,111	5,171	—	12,282
Accounts receivable – net	216,597	8,628	—	225,225
Goodwill	630,679	13,450	—	644,129
Investments in and advances to affiliates	580,945	—	(580,945)	—
Other assets	58,185	11,587	—	69,772
Total assets	$8,907,169	$656,139	$(580,945)	$8,982,363

LIABILITIES AND EQUITY
Revolving line of credit	$223,000	$—	$—	$223,000
Term loan	1,100,000	—	—	1,100,000
Secured borrowings	—	440,099	(384,828)	55,271
Unsecured borrowings – net	3,055,368	—	—	3,055,368
Accrued expenses and other liabilities	353,610	7,986	—	361,596
Deferred income taxes	—	11,937	—	11,937
Intercompany payable	—	7,894	(7,894)	—
Total liabilities	4,731,978	467,916	(392,722)	4,807,172

Equity:
Common stock	19,514	—	—	19,514
Equity investment from affiliates	—	164,285	(164,285)	—
Common stock – additional paid-in capital	4,827,877	—	—	4,827,877
Cumulative net earnings	1,614,678	23,516	(23,516)	1,614,678
Cumulative dividends paid	(2,587,841)	—	—	(2,587,841)
Accumulated other comprehensive (loss) income	(52,170)	422	(422)	(52,170)
Total stockholders’ equity	3,822,058	188,223	(188,223)	3,822,058
Noncontrolling interest	353,133	—	—	353,133
Total equity	4,175,191	188,223	(188,223)	4,175,191
Total liabilities and equity	$8,907,169	$656,139	$(580,945)	$8,982,363

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

(in thousands)

	December 31, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Land and buildings	$6,184,507	$559,451	$—	$6,743,958
Less accumulated depreciation	(991,314)	(27,836)	—	(1,019,150)
Real estate properties – net	5,193,193	531,615	—	5,724,808
Investment in direct financing leases	587,701	—	—	587,701
Mortgage notes receivable	679,795	—	—	679,795
	6,460,689	531,615	—	6,992,304
Other investments	89,299	—	—	89,299
	6,549,988	531,615	—	7,081,603
Assets held for sale – net	6,599	—	—	6,599
Total investments	6,556,587	531,615	—	7,088,202

Cash and cash equivalents	1,592	3,832	—	5,424
Restricted cash	8,058	6,549	—	14,607
Accounts receivable – net	196,107	7,755	—	203,862
Goodwill	630,404	15,279	—	645,683
Investments in and advances to affiliates	300,409	—	(300,409)	—
Other assets	53,732	7,499	—	61,231
Total assets	$7,746,889	$572,529	$(300,409)	$8,019,009

LIABILITIES AND EQUITY
Revolving line of credit	$230,000	$—	$—	$230,000
Term loan	750,000	—	—	750,000
Secured borrowings	—	361,460	(125,256)	236,204
Unsecured borrowings – net	2,352,882	—	—	2,352,882
Accrued expenses and other liabilities	326,815	6,891	—	333,706
Deferred income taxes	—	15,352	—	15,352
Intercompany payable	(13,673)	13,673	—	—
Total liabilities	3,646,024	397,376	(125,256)	3,918,144

Equity:
Common stock	18,740	—	—	18,740
Equity investment from affiliates	—	156,830	(156,830)	—
Common stock – additional paid-in capital	4,609,474	—	—	4,609,474
Cumulative net earnings	1,372,522	18,246	(18,246)	1,372,522
Cumulative dividends paid	(2,254,038)	—	—	(2,254,038)
Accumulated other comprehensive (loss) income	(8,712)	77	(77)	(8,712)
Total stockholders’ equity	3,737,986	175,153	(175,153)	3,737,986
Noncontrolling interest	362,879	—	—	362,879
Total equity	4,100,865	175,153	(175,153)	4,100,865
Total liabilities and equity	$7,746,889	$572,529	$(300,409)	$8,019,009

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Unaudited

(in thousands)

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$170,639	$15,198	$-	$185,837	$504,780	$44,214	$-	$548,994
Income from direct financing leases	15,611	-	-	15,611	46,574	-	-	46,574
Mortgage interest income	15,996	-	-	15,996	53,973	-	-	53,973
Other investment income – net	8,552	16	(1,374)	7,194	18,120	54	(1,374)	16,800
Total operating revenues	210,798	15,214	(1,374)	224,638	623,447	44,268	(1,374)	666,341

Expenses
Depreciation and amortization	62,460	5,856	-	68,316	179,219	17,035	-	196,254
General and administrative	12,303	125	-	12,428	34,326	389	-	34,715
Acquisition and merger related costs	2,026	283	-	2,309	5,779	3,805	-	9,584
Impairment loss on real estate properties	17,275	-	-	17,275	58,508	218	-	58,726
(Recovery) provision for uncollectible mortgages, notes and accounts receivable	(3)	-	-	(3)	705	3,262	-	3,967
Total operating expenses	94,061	6,264	-	100,325	278,537	24,709	-	303,246

Income before other income and expense	116,737	8,950	(1,374)	124,313	344,910	19,559	(1,374)	363,095
Other income (expense):
Interest income	154	3	-	157	160	9	-	169
Interest expense	(39,114)	(5,115)	1,374	(42,855)	(106,807)	(14,295)	1,374	(119,728)
Interest – amortization of deferred financing costs	(2,476)	(26)	-	(2,502)	(6,806)	(38)	-	(6,844)
Interest – refinancing costs	(1,815)	-	-	(1,815)	(2,113)	-	-	(2,113)
Realized loss on foreign exchange	(222)	-	-	(222)	(244)	-	-	(244)
Equity in earnings	3,986	-	(3,986)	-	5,270	-	(5,270)	-
Total other expense	(39,487)	(5,138)	(2,612)	(47,237)	(110,540)	(14,324)	(3,896)	(128,760)

Income before gain on assets sold	77,250	3,812	(3,986)	77,076	234,370	5,235	(5,270)	234,335
Gain on assets sold - net	5,139	-	-	5,139	19,931	-	-	19,931
Income from continuing operations before income taxes	82,389	3,812	(3,986)	82,215	254,301	5,235	(5,270)	254,266
Income taxes	(255)	174	-	(81)	(817)	35	-	(782)
Net income	82,134	3,986	(3,986)	82,134	253,484	5,270	(5,270)	253,484
Net income attributable to noncontrolling interest	(3,585)	-	-	(3,585)	(11,328)	-	-	(11,328)
Net income available to common stockholders	$78,549	$3,986	$(3,986)	$78,549	$242,156	$5,270	$(5,270)	$242,156

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$153,029	$13,594	$-	$166,623	$402,341	$28,358	$-	$430,699
Income from direct financing leases	15,216	-	-	15,216	44,582	-	-	44,582
Mortgage interest income	17,195	-	-	17,195	51,336	-	-	51,336
Other investment income – net	2,940	-	-	2,940	6,488	-	-	6,488
Total operating revenues	188,380	13,594	-	201,974	504,747	28,358	-	533,105

Expenses
Depreciation and amortization	54,600	5,543	-	60,143	138,381	11,528	-	149,909
General and administrative	10,064	96	-	10,160	26,201	281	-	26,482
Acquisition and merger related costs	3,555	-	-	3,555	52,994	2,513	-	55,507
Impairment loss on real estate properties	1,743	-	-	1,743	14,641	-	-	14,641
Provision for uncollectible mortgages, notes and accounts receivable	301	-	-	301	292	-	-	292
Total operating expenses	70,263	5,639	-	75,902	232,509	14,322	-	246,831

Income before other income and expense	118,117	7,955	-	126,072	272,238	14,036	-	286,274
Other income (expense):
Interest income	1	4	-	5	196	9	-	205
Interest expense	(34,255)	(3,914)	-	(38,169)	(100,966)	(7,810)	-	(108,776)
Interest – amortization of deferred financing costs	(1,852)	(5)	-	(1,857)	(5,020)	(16)	-	(5,036)
Interest – refinancing costs	-	-	-	-	(8,361)	-	-	(8,361)
Equity in earnings	3,771	-	(3,771)	-	5,771	-	(5,771)	-
Total other expense	(32,335)	(3,915)	(3,771)	(40,021)	(108,380)	(7,817)	(5,771)	(121,968)

Income before gain (loss) on assets sold	85,782	4,040	(3,771)	86,051	163,858	6,219	(5,771)	164,306
(Loss) gain on assets sold – net	(2,391)	-	-	(2,391)	6,411	-	-	6,411
Income from continuing operations before income taxes	83,391	4,040	(3,771)	83,660	170,269	6,219	(5,771)	170,717
Income taxes	(137)	(269)	-	(406)	(497)	(448)	-	(945)
Net income	83,254	3,771	(3,771)	83,254	169,772	5,771	(5,771)	169,772
Net income attributable to noncontrolling interest	(3,852)	-	-	(3,852)	(5,890)	-	-	(5,890)
Net income available to common stockholders	$79,402	$3,771	$(3,771)	$79,402	$163,882	$5,771	$(5,771)	$163,882

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30, 2016
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$253,484	$5,270	$(5,270)	$253,484
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	179,219	17,035	—	196,254
Provision for impairment on real estate properties	58,508	218	—	58,726
Provision for uncollectible mortgages, notes and accounts receivable	705	3,262	—	3,967
Amortization of deferred financing and refinancing costs	8,919	38	—	8,957
Accretion of direct financing leases	(8,999)	—	—	(8,999)
Stock-based compensation	10,116	—	—	10,116
Gain on assets sold – net	(19,931)	—	—	(19,931)
Amortization of acquired in-place leases - net	(10,957)	—	—	(10,957)
Equity in earnings	(5,270)	—	5,270	—
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable – net	205	(2)	—	203
Straight-line rent receivables	(25,574)	(4,385)	—	(29,959)
Lease inducements	1,942	—	—	1,942
Effective yield receivable on mortgage notes	(209)	—	—	(209)
Other operating assets and liabilities	5,214	(11,571)	—	(6,357)
Net cash provided by operating activities	447,372	9,865	—	457,237
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(833,390)	(126,358)	—	(959,748)
Investment in construction in progress	(44,113)	—	—	(44,113)
Investments in subsidiaries	(120,741)	—	120,741	—
Investment in direct financing leases	(1,079)	—	—	(1,079)
Placement of mortgage loans	(27,895)	—	—	(27,895)
Proceeds from sale of real estate investments	64,746	—	—	64,746
Capital improvements to real estate investments	(29,761)	(1,647)	—	(31,408)
Proceeds from other investments	47,901	1,581	—	49,482
Investments in other investments	(240,865)	(2,134)	—	(242,999)
Collection of mortgage principal	58,149	—	—	58,149
Net cash used in investing activities	(1,127,048)	(128,558)	120,741	(1,134,865)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,134,000	—	—	1,134,000
Payments on credit facility borrowings	(1,141,000)	—	—	(1,141,000)
Receipts of other long-term borrowings	1,048,173	—	—	1,048,173
Payments of other long-term borrowings	(180,000)	(934)	—	(180,934)
Payments of financing related costs	(11,746)	(24)	—	(11,770)
Receipts from dividend reinvestment plan	229,769	—	—	229,769
Payments for exercised options and restricted stock – net	(23,403)	—	—	(23,403)
Dividends paid	(333,663)	—	—	(333,663)
Contributions from affiliate	—	120,741	(120,741)	—
Redemption of OP Units	(732)	—	—	(732)
Distributions to OP Unit Holders	(15,738)	—	—	(15,738)
Net cash provided by financing activities	705,660	119,783	(120,741)	704,702

Increase in cash and cash equivalents	25,984	1,090	—	27,074
Effect of foreign currency translation on cash and cash equivalents	—	69	—	69
Cash and cash equivalents at beginning of period	1,592	3,832	—	5,424
Cash and cash equivalents at end of period	$27,576	$4,991	$—	$32,567

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30, 2015
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$169,772	$5,771	$(5,771)	$169,772
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	138,381	11,528	—	149,909
Provision for impairment on real estate properties	14,641	—	—	14,641
Provision for uncollectible mortgages, notes and accounts receivable	292	—	—	292
Amortization of deferred financing and refinancing costs	13,381	16	—	13,397
Accretion of direct financing leases	(8,124)	—	—	(8,124)
Stock-based compensation	6,682	—	—	6,682
Gain on assets sold – net	(6,411)	—	—	(6,411)
Amortization of acquired in-place leases - net	(4,264)	—	—	(4,264)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	315	—	—	315
Straight-line rent receivables	(23,347)	(3,218)	—	(26,565)
Lease inducements	347	—	—	347
Effective yield receivable on mortgage notes	(3,159)	—	—	(3,159)
Other operating assets and liabilities	9,648	553	5,771	15,972
Net cash provided by operating activities	308,154	14,650	—	322,804
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(110,806)	(177,484)	—	(288,290)
Cash acquired in merger	84,858	—	—	84,858
Investment in construction in progress	(145,276)	—	—	(145,276)
Investments in subsidiaries	(170,631)	170,631	—	—
Investment in direct financing leases	(6,793)	—	—	(6,793)
Placement of mortgage loans	(7,601)	—	—	(7,601)
Proceeds from sale of real estate investments	41,541	—	—	41,541
Capital improvements to real estate investments	(16,356)	(1,798)	—	(18,154)
Proceeds from other investments	37,428	—	—	37,428
Investments in other investments	(49,489)	—	—	(49,489)
Collection of mortgage principal	1,025	—	—	1,025
Net cash used in investing activities	(342,100)	(8,651)	—	(350,751)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,704,000	—	—	1,704,000
Payments on credit facility borrowings	(1,239,000)	—	—	(1,239,000)
Receipts of other long-term borrowings	1,588,124	—	—	1,588,124
Payments of other long-term borrowings	(1,587,158)	(905)	—	(1,588,063)
Payments of financing related costs	(30,709)	—	—	(30,709)
Escrow deposit for other long-term borrowing	(614,998)	—	—	(614,998)
Receipts from dividend reinvestment plan	65,665	—	—	65,665
Payments for exercised options and restricted stock – net	(26,168)	—	—	(26,168)
Net proceeds from issuance of common stock	439,738	—	—	439,738
Dividends paid	(253,105)	—	—	(253,105)
Distributions to OP Unit holders	(6,598)	—	—	(6,598)
Net cash provided by (used in) financing activities	39,791	(905)	—	38,886

Increase in cash and cash equivalents	5,845	5,094	—	10,939
Effect of foreign currency translation on cash and cash equivalents	—	(109)	—	(109)
Cash and cash equivalents at beginning of period	4,489	—	—	4,489
Cash and cash equivalents at end of period	$10,334	$4,985	$—	$15,319

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2015, and in Part II, Item 1A of our quarterly report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 and this report (if any);
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	changes in the financial position of our operators;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts, which we refer to as REITs;
(xv)	the possibility that we will not realize estimated synergies or growth as a result of our merger with Aviv REIT, Inc., which was consummated on April 1, 2015, or that such benefits may take longer to realize than expected;
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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of September 30, 2016, the Company owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

Our portfolio of real estate investments at September 30, 2016, consisted of 1,014 healthcare facilities, located in 42 states and the United Kingdom and operated by 81 third party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.9 billion at September 30, 2016, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of: (i) 816 SNFs, (ii) 101 ALFs, (iii) 16 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 44 SNFs and two ALFs and (vi) 34 facilities that are closed/held-for-sale. At September 30, 2016, we also held miscellaneous investments of approximately $277.3 million, consisting primarily of secured loans to third-party operators of our facilities.

As of September 30, 2016 and December 31, 2015 we do not have any material properties or operators with facilities that are not materially occupied.

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation.

Taxation

Since our inception, we have elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (the “Code”). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed each tax year and certain other requirements are met, including asset and income tests. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect the Company’s net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. On a quarterly and annual basis, we test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules. We review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. In 2016, we expect to distribute dividends in excess of our taxable income.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of September 30, 2016, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.8 million. The loss carry-forward is fully reserved as of September 30, 2016, with a valuation allowance due to uncertainties regarding realization.

During the third quarter of 2016, we recorded approximately $0.3 million of state and local income tax provision and approximately $0.2 million of tax benefit for foreign income taxes. For the nine months ended September 30, 2016, we recorded approximately $0.8 million of state and local income tax provision and approximately $35,000 of tax benefit for foreign income taxes.

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

Reform Requirements for Long-Term Care Facilities. On September 28, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule modifying the conditions of participation in Medicare and Medicaid for SNFs. CMS stated that the regulations, last updated in 1991, were “necessary to reflect the substantial advances that had been made over the past several years in the theory and practice of service delivery and safety” within long-term care. The revisions are extensive and will require SNFs to implement new processes, make changes to current practices, and create new policies and procedures within a short timeframe to remain in compliance with their conditions for participation. Changes include provisions related to staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others. While most of the regulations become effective on November 28, 2016, some of the regulations become effective in Phase 2, beginning on November 28, 2017, while others become effective in Phase 3 on November 28, 2019. According to CMS, it is estimated that the average cost for a SNF to implement the new regulations is estimated to be $62,900 the first year and $55,000 each year thereafter.

Reimbursement Generally. A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant current and future budget deficits, efforts to reduce costs by government payors will likely continue, which may result in reductions in reimbursement at both the federal and state levels. Additionally, new and evolving payor and provider programs, including but not limited to Medicare Advantage, dual eligible, accountable care organizations, and bundled payments could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.

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

Medicaid. State budgetary concerns, coupled with the implementation of rules under the Healthcare Reform Law, may result in significant changes in healthcare spending at the state level. Many states are currently focusing on the reduction of expenditures under their state Medicaid programs, which may result in a reduction in reimbursement rates for our operators. The need to control Medicaid expenditures by the states may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial condition, which in turn could negatively impact us.

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. The federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016. In 2017, the federal share will decline to 95%; in 2018, to 94%; in 2019, to 93%; and in 2020 and subsequent years, to 90%. However, the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs. As of June 30, 2016, thirty-two (32) states including the District of Columbia have expanded or are expanding Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions.

Medicare. On July 29, 2016, CMS issued a final rule regarding the FY 2017 Medicare payment rates and quality programs for SNFs, which continues the trend of shifting Medicare payments from volume to value. Aggregate payments to SNFs in FY 2017 will increase by $920 million or 2.4% over fiscal year 2016 payments. This increase is attributable to a 2.7% market basket increase, reduced by 0.3% in accordance with the multifactor productivity adjustment required by law. The new payment rates are effective on October 1, 2016.

As indicated above, a significant goal of the Healthcare Reform Law is to transform the delivery of health care by changing reimbursement for health care services to hold providers accountable for the cost and quality of care provided. Reimbursement methodology reforms which are becoming increasingly prevalent under health care reform include value-based purchasing, in which a portion of a provider or facility’s reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. These reimbursement methodologies and similar programs are expected to expand, both in public and commercial health plans.

On April 1, 2014, President Obama signed the “Protecting Access to Medicare Act of 2014” which called for the U.S. Department of Health and Human Services (“HHS”) to develop a value based purchasing program for SNFs aimed at lowering readmission rates beginning on October 1, 2018. Since that time, several other quality related reimbursement initiatives have been introduced or implemented. On April 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as Accountable Care Organizations or bundled payments by 2016 and up to 50% by the end of 2018. In March 2016, CMS announced that its 30% target for 2016 was reached in January 2016.

On April 1, 2016, CMS’s bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures went into effect.  The CJR bundled payment program is mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System and located in the 67 selected metropolitan areas. Through this bundled payment model, hospitals in the 67 selected metropolitan areas will receive additional payments if quality and costs exceed defined parameters or, if not, have to repay Medicare for a portion of the spending. On July 25, 2016, CMS proposed rulemaking to extend effective July 1, 2017, the CJR bundled payment models for these same areas for hip/femur fracture surgeries. The proposed rulemaking would also add bundled payment models for heart attacks and bypass surgeries in 98 randomly selected metropolitan areas effective July 1, 2017. As a result, Medicare revenues at SNFs related to hospital discharges subject to bundled payment programs in the identified geographic areas could either be either positively or negatively affected by the bundled payment program.

Other Medicare reimbursement initiatives which were first implemented over a year ago continue to have the potential to negatively impact Medicare revenues. The “Medicare Access and CHIP Reauthorization Act of 2015” extended the Medicare therapy cap exceptions process through December 31, 2017. The statutory Medicare Part B outpatient cap for occupational therapy is $1,960 for 2016, and the combined cap for physical therapy and speech therapy is also $1,960 for 2016. These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B. The exception process permits medically necessary therapy services beyond the cap limits. Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

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

Quality of Care Initiatives. In addition to quality or value based reimbursement reforms, CMS has implemented a number of initiatives focused on the quality of care provided by long term care facilities that could affect our operators. On December 2008, CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under its “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures. Based on this data and the results of state health inspections, SNFs are then rated based on the five-star rating system.

In furtherance of CMS’s goal of changing the rating system to increase the number and type of quality measures not solely based on self-reported data, CMS modified the new quality measures for SNFs in August 2016. The new measures are based primarily on Medicare claims data submitted by hospitals, including the following measures: (1) percentage of short-stay residents who were successfully discharged to the community; (2) percentage of short-stay residents who have had an outpatient emergency department visit; (3) percentage of short-stay residents who were re-hospitalized after a nursing home admission; (4) percentage of short-stay residents who made improvements in function; and (5) percentage of long-stay residents whose ability to move independently worsened. The sixth new quality measure, the antianxiety/hypnotic medication measure, was rejected due to difficulty in setting appropriate benchmarks for the acceptable use of the medications. These ratings were incorporated into the nursing home rating system in July 2016 and are being phased in slowly, with half of their value applied in July and full value applied in January 2017. It is possible that this or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

CMS has incorporated hospital readmissions review into the Quality Indicators Survey. Under Medicare’s Inpatient Prospective Payment System, CMS began adjusting payments to hospitals for excessive readmissions of patients for heart attacks, heart failure and pneumonia during fiscal years beginning on and after October 1, 2012. Long term care facilities are under increased scrutiny to prevent residents from being readmitted to hospitals for these conditions in particular, and have an opportunity to demonstrate their quality of care by reducing their hospital readmission rates. The quality measures added on April 27, 2016 include a readmission measure, indicating that hospital readmissions will be a consideration in the CMS five-star rating system. Effective September 1, 2016, additional heightened and costly disciplinary remedies became applicable to SNFs. Any SNF that receives a Quality Indicators Survey deficiency cited at a Scope and Severity level of J or higher will be automatically and immediately assessed civil monetary penalties by CMS. There is no opportunity to correct the deficiencies to avoid the penalties.

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

Department of Justice. SNFs are under intense scrutiny for the quality of care being rendered to residents and appropriate billing practices. The Department of Justice launched ten regional Elder Justice Task Forces in 2016 which are coordinating and enhancing efforts to pursue SNFs that provide grossly substandard care to their residents. They are also focusing on therapy billing issues. These Task Forces are composed of representatives from the U.S. Attorneys’ Offices, State Medicaid Fraud Control Units, state and local prosecutors’ offices, HHS, State Adult Protective Services agencies, Long Term Care Ombudsmen programs, and law enforcement.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act, and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). In March 2016, the HHS Office for Civil Rights began Phase 2 of its HIPAA Audit Program, which includes a review of business associates as well as covered entities. The audit focuses on compliance with the Privacy, Security, and Breach Notification Rules.

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

General and Professional Liability. Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits challenging the validity of arbitration agreements in long term care settings. As set forth in the recent conditions of participation final rule issued on September 28, 2016, pre-dispute arbitration agreements between SNFs and residents are prohibited by CMS effective November 28, 2016, thereby increasing potential liabilities for SNFs and long-term care providers. However, the authority of CMS to restrict the rights of these parties to arbitrate may be challenged by litigation.

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

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients.  The Company is currently evaluating the provisions of ASU 2014-09 and its related updates and will be closely monitoring developments and additional guidance to determine the potential impact of the new standard. The Company intends to adopt ASU 2014-09 and its subsequent updates retrospectively. We do not expect the adoption of ASU 2014-09 and its updates to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (“ASU 2016-01”), which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting ASU 2016-01 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be applied prospectively as of the earliest date practicable. ASU No. 2016-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended September 30, 2016 and 2015

Operating Revenues

Our operating revenues for the three months ended September 30, 2016, totaled $224.6 million, an increase of $22.7 million over the same period in 2015. The $22.7 million increase was primarily the result of: (i) $19.2 million of rental income associated with acquisitions and lease amendments made throughout 2016 and 2015 and (ii) a $4.3 million increase in other investment income primarily related to new notes and additional funding to existing operators.

Operating Expenses

Operating expenses for the three months ended September 30, 2016, totaled $100.3 million, an increase of approximately $24.4 million over the same period in 2015. The increase was primarily due to: a (i) $15.5 million increase in provision for impairment losses as a result of the Company’s plan to exit certain facilities and (ii) an $8.2 million increase in depreciation and amortization expense due to new acquisitions completed since September 2015.

Other Income (Expense)

For the three months ended September 30, 2016, total other expenses were $47.2 million, an increase of approximately $7.2 million over the same period in 2015. The increase was primarily related to: (i) $4.7 million increase in interest expense related to higher debt balances outstanding to fund new investments and (ii) a $1.8 million increase in interest refinancing costs resulting from the acquisition of the $180.0 million mortgage term loan on July 25, 2016.

Nine Months Ended September 30, 2016 and 2015

Operating Revenues

Our operating revenues for the nine months ended September 30, 2016, totaled $666.3 million, an increase of $133.2 million over the same period in 2015. The $133.2 million increase was primarily the result of: (i) $64.6 million of rental income associated with the Aviv Merger; (ii) $8.9 million of rental income related to the Care Homes Transaction and other acquisitions and lease amendments in the United Kingdom, (iii) $44.8 million of additional rental income associated with other acquisitions and lease amendments made throughout 2016 and 2015, (iv) $10.3 million increase in other investment income primarily related to new notes and additional funding to existing operators and (v) a $2.6 million increase in mortgage interest income which includes a net gain of approximately $5.4 million resulting from an operator repaying certain mortgages.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016, totaled $303.2 million, an increase of approximately $56.4 million over the same period in 2015. The increase was primarily due to: (i) a $46.3 million increase in depreciation and amortization expense due to new acquisitions completed since September 2015, (ii) a $44.1 million increase in provision for impairment losses as a result of the Company exiting certain facilities, (iii) an $8.2 million increase in general and administrative expenses primarily due to the Aviv Merger and (iv) a $3.7 million increase in provision for uncollectible mortgages, notes and accounts receivable primarily related to the write-off of approximately $3.4 million of straight line receivable from a former operator, offset by a $45.9 million decrease in acquisition and merger costs related to the Aviv Merger that occurred on April 1, 2015.

Other Income (Expense)

For the nine months ended September 30, 2016, total other expenses were $128.8 million, an increase of approximately $6.8 million over the same period in 2015. The increase was primarily the result of an increase of $11.0 million in interest expense due to an increase in borrowings outstanding to fund new investments since September 2015 and $1.8 million of increased amortization related to deferred financing costs, offset by a decrease of $6.2 million in interest refinancing costs. In 2015, we incurred $8.4 million in interest refinance costs related to the redemption of our $200 million 7.5% notes due 2020 and early retirement of 22 mortgage loans guaranteed by U.S. Department of Housing and Urban Development (“HUD”). In 2016, we incurred $2.1 million in interest refinancing cost primarily related to a $1.8 million premium related to the acquisition of the $180.0 million mortgage term loan.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”) for the three months ended September 30, 2016 was $162.6 million compared to $147.5 million for the same period in 2015. Our NAREIT FFO for the nine months ended September 30, 2016 was $488.5 million compared to $327.9 million for the same period in 2015.

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

The following table presents our NAREIT FFO results for the three- and nine- months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)

Net income	$82,134	$83,254	$253,484	$169,772
(Deduct gain)/add back loss from real estate dispositions	(5,139)	2,391	(19,931)	(6,411)
Sub-total	76,995	85,645	233,553	163,361
Elimination of non-cash items included in net income:
Depreciation and amortization	68,316	60,143	196,254	149,909
Add back impairments on real estate properties	17,275	1,743	58,726	14,641
NAREIT FFO (a)	$162,586	$147,531	$488,533	$327,911

(a)       Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following table summarizes the significant acquisitions that occurred in 2016.

	Number of Facilities					Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual
Period	SNF	ALF	Country/ State	Total Investment	(in millions)				Cash Yield (%)
Q1	-	1	UK	$8.3		$1.4	$6.7	$0.2	7.00
Q1	-	1	UK	6.1		0.6	5.3	0.2	7.00
Q1	10	-	OH, VA, MI	169.0	(3)	10.5	152.5	6.0	8.50
Q1	-	2	GA	20.2		0.8	18.3	1.1	7.50
Q1	3	-	MD	25.0		2.5	19.9	2.6	8.50
Q1	21	-	VA, NC	212.5		19.3	181.1	12.1	8.50
Q2	-	10	UK	111.9	(4)	24.8	83.9	3.2	7.00
Q2	-	3	TX	66.0	(5)	5.8	58.6	1.6	6.80
Q2	3	-	CO, MO	31.8		3.1	26.2	2.5	9.00
Q3	-	1	FL	4.3	(1)	2.3	1.8	0.2	8.00
Q3	-	1	GA	2.5	(1)	0.2	2.1	0.2	8.00
Q3	-	1	FL	16.5	(1)	1.8	14.3	0.4	8.00
Q3	1	-	SC	10.1	(1)	2.7	6.5	0.9	9.00
Q3	1	-	OH	9.0	(1)(6)	-	8.6	0.4	9.00
Q3	31	-	FL, KY,TN	329.6	(1)(2)	24.6	290.8	14.2	9.00
Total	70	20		$1,022.8		$100.4	$876.6	$45.8

(1)	The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment once the analysis is completed.
(2)	The Company’s investment includes a purchase option buyout obligation with a fair value of approximately $29.6 million. The future buyout obligation is recorded in accrued expenses and other liabilities on our Consolidated Balance Sheet. The Company also acquired a term loan with a fair value of approximately $37.0 million which is recorded in other investments on our Consolidated Balance Sheet. Refer to Note – 5 Other Investments.
(3)	Acquired from a related party. Refer to Note – 1 Related Party Transactions.
(4)	Omega also recorded a deferred tax asset of approximately $1.9 million in connection with the acquisition.
(5)	The Company paid $63.0 million in cash at closing to acquire the facilities. We have agreed to pay an additional $1.5 million in April 2017 and the remaining $1.5 million in April 2018. The additional consideration to be paid is contractually determined and not contingent on other factors. The $3.0 million liability is recorded in unsecured borrowings – net on our Consolidated Balance Sheet.
(6)	The Company paid approximately $3.5 million in cash to acquire the facility. The remainder of the purchase price million (approximately $5.5 million) was funded with the redemption of an other investment note.

During 2016, the Company also acquired three parcels of land which are not reflected in the table above for approximately $5.9 million with the intent of building new facilities for existing operators.

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

Asset Impairments, Asset Sales and Assets Held for Sale

During the first quarter of 2016, we recorded approximately $34.6 million of impairments on 14 facilities located in six states. We reduced their net book values to their estimated fair value less costs to sell and reclassified them to assets held for sale in the first quarter of 2016. In addition, we sold two SNFs previously classified as assets held for sale for approximately $2.4 million in net proceeds recognizing a gain on sale of approximately $1.6 million. We also reclassified eight ALFs, and 16 SNFs to assets held for sale with a total carrying value of $67.6 million.

During the second quarter of 2016, we recorded approximately $6.9 million of impairments on 15 facilities of which 12 were classified as held for sale as of June 30, 2016. We reduced their net book values to their estimated fair value less costs to sell. In addition, we sold 11 facilities (seven were previously held for sale) for approximately $41.4 million in net proceeds recognizing a net gain of approximately $13.2 million. We also reclassified three SNFs and one ALF to assets held for sale with total carrying value of $7.2 million.

During the third quarter of 2016, we recorded approximately $17.3 million of impairments on 12 facilities of which ten are classified as held for sale at September 30, 2016. We reduced their net book values to their estimated fair value less costs to sell. In addition, we sold six facilities for approximately $21.0 million in net proceeds recognizing a net gain of approximately $5.1 million. One of the sold facilities was previously classified as held-for-sale. We also reclassified 12 SNFs and one ALF to assets held for sale with a total carrying value of $47.4 million. In addition, two SNFs and one ALF classified as assets held for sale in the second quarter were no longer considered held for sale and were reclassified back to leased properties at their fair values (approximately $7.0 million).

Our recorded impairments were primarily the result of a decision to exit certain non-strategic facilities and operators primarily related to facilities acquired in the Aviv Merger.

Liquidity and Capital Resources

At September 30, 2016, we had total assets of $9.0 billion, total equity of $4.2 billion and debt of $4.4 billion, representing approximately 51.5% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2016 and December 31, 2015, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Mortgage Term Loan

As a result of the Aviv Merger in April 2015, we acquired two subsidiaries that were borrowers under a $180.0 million mortgage term loan secured by mortgages on 28 healthcare facilities owned by one of the borrowers. On July 25, 2016, we purchased the $180.0 million mortgage term loan, effectively eliminating the debt on our consolidated financial statements. The term loan was secured by real estate assets having a net carrying value of $290.5 million at June 30, 2016. The interest rate was based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at June 30, 2016 was 4.13%. We paid $180.0 million plus a 1% premium to purchase the debt.

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

At September 30, 2016, we had $223.0 million of borrowings outstanding under the Revolving Credit Facility and $750 million of borrowings outstanding under the Omega Term Loan Facilities.

$700 Million 4.5% Senior Notes due 2023

On July 12, 2016, we issued $700 million aggregate principal amount of our 4.375% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at an issue price of 99.739% of their face value before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $692.0 million. The net proceeds from the offering were used to repay outstanding borrowings under our revolving credit facility, to purchase the $180.0 million mortgage term loan and for general corporate purposes.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended September 30, 2016, approximately 4.0 million shares of our common stock at an average price of $34.38 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $136.6 million. For the nine-month period ended September 30, 2016, approximately 6.9 million shares of our common stock at an average price of $33.49 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $230.1 million.

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

For the three- and nine- months ended September 30, 2016, we paid dividends of approximately $117 million and $334 million to our common stockholders, respectively.

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

The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by: (i) the number of facilities we lease or have mortgages on; (ii) rental and mortgage rates; (iii) our debt service obligations; and (iv) general and administrative expenses. The timing, source and amount of cash flows provided by or used in financing activities and in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in the capital markets environment may impact the availability of cost-effective capital and affect our plans for acquisition and disposition activity.

Cash and cash equivalents totaled $32.6 million as of September 30, 2016, an increase of $27.1 million as compared to the balance at December 31, 2015. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $457.2 million of net cash flow for the nine months ended September 30, 2016, as compared to $322.8 million for the same period in 2015. The increase was primarily related to additional cash flow generated from new investments primarily related to the Aviv Merger and Care Homes Transaction, as well as other facilities acquired and leased throughout 2016 and 2015.

Investing Activities – Net cash flow from investing activities was an outflow of $1.1 billion for the nine months ended September 30, 2016, as compared to an outflow of $350.8 million for the same period in 2015. The $784.1 million increase in cash outflow from investing activities related primarily to (i) an increase of $671.5 million in acquisitions in 2016 compared to the same period of 2015, (ii) an increase of net cash outflow of $181.5 million from other investments – net in 2016 compared to the same period of 2015, (iii) an increase of $20.3 million in mortgage investment in 2016 compared to the same period of 2015 and (iv) an increase of $13.3 million in our capital renovation program investment in 2016 compared to the same period of 2015. Offsetting these cash outflows was: (i) a decrease of $101.2 million in investment in construction in progress in 2016 as compared to the same period of 2015, (ii) a $84.9 million decrease in cash resulting from the Aviv Merger in 2015, (iii) a $57.1 million increase in collection of mortgages primarily related to existing operators repaying certain mortgages and (iv) a $23.2 million increase in proceeds from the sale of real estate in 2016 compared to the same period in 2015.

Financing Activities – Net cash flow from financing activities was an inflow of $704.7 million for the nine months ended September 30, 2016 as compared to an inflow of $38.9 million for the same period in 2015. The $665.8 million increase in cash flow from financing activities was primarily related to (i) an $867.2 million increase in net long-term borrowings in 2016 as compared to a use of approximately $615.0 million in cash in 2015 and (ii) an increase in net proceeds of $164.1 million from our dividend reinvestment plan in 2016 as compared to the same period in 2015. Offsetting these increases was (i) a net change in cash provided by our credit facility of $472.0 million, in 2015 our credit facility provided $465.0 million in cash as compared to a use of $7.0 million in cash in 2016, (ii) in 2016 we used cash to pay dividends of $333.7 million as compared to $253.1 in 2015 and (iii) a $439.7 million decrease in cash proceeds from the issuance of common stock in 2015 as compared to 2016.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2016, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.

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

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016 and in Item 1A contained in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and filed with the SEC on August 5, 2016.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2016, Omega issued an aggregate of 56,454 shares of Omega common stock, in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Item 6–Exhibits

Exhibit No.
4.1	Seventeenth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.2	Tenth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.3	Ninth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.4	Sixth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.5	Fourth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.6	Indenture, dated as of July 12, 2016, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).
4.6A	First Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto.*
12.1	Ratio of Earnings to Fixed Charges.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date:	November 8, 2016	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	November 8, 2016	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer