Form 10-K
period 2016-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2017-02-24
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was $6,465,433,450.70 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $33.95 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 17, 2017, there were 196,743,251 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016, is incorporated by reference in Part III herein.

OMEGA HEALTHCARE INVESTORS, INC.

2016 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1 – Business

Overview; Recent Events

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) was incorporated in the State of Maryland on March 31, 1992. We are a self-administered real estate investment trust (“REIT”), investing in income producing healthcare facilities, principally long-term care facilities located in the United States (“U.S.”) and the United Kingdom (“U.K.”). We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of our debt and equity securities, the assumption of secured indebtedness, retention of cash flow, or a combination of these methods.

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

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion and following the consummation of the Aviv Merger, substantially all of the Company’s assets are held by Omega OP. Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of December 31, 2016, the Company owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 4% of the Omega OP Units.

In 2016, we completed the following transactions totaling approximately $1.3 billion in new investments:

•	$248 million of new investments with an existing operator. The investments included 21 SNFs from an unrelated third party for $212.5 million and leased them to an existing operator. The SNFs are located in Virginia (7) and North Carolina (14). Omega also acquired title to certain ancillary facilities which include an office building, a pharmacy building, and other miscellaneous real estate. The SNFs and other real estate were combined into a single 12-year master lease with an existing operator. The Company also provided a $20 million term loan and $15 million secured working capital loan to the operator. The master lease and term loan have an initial annual cash yield of 8.5% with 2.5% annual escalators. The secured working capital loan has an initial annual cash yield of 8.5%.

•	$337 million of new investments with an existing operator. The investment included 31 SNFs and a $37 million term loan acquired for approximately $337 million from an unrelated third party. The SNFs, located in Florida (6), Kentucky (5) and Tennessee (20), were being operated by an existing operator of the Company. The 31 SNFs were added to the operator’s existing master lease with an initial annual cash yield of 9.0% with 2.5% annual escalators.

•	In addition to aforementioned investments, we also acquired 18 SNFs and 20 ALFs for approximately $480.7 million throughout the U.S. and U.K.

•	$50 million mezzanine loan with a new operator. The mezzanine loan bears interest at LIBOR plus 9.75% per annum (with a 10.50% floor) that matures in February 2019.

•	We invested $50 million for an approximate 15% ownership interest in an unconsolidated joint venture.

•	$136.8 million of investments in our capital expenditure programs.

As of December 31, 2016, our portfolio of investments included 996 healthcare facilities located in 42 states and the U.K. and operated by 79 third-party operators. We use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties. This portfolio was made up of:

•	809 SNFs, 101 ALFs, 16 specialty facilities and one medical office building;
•	fixed rate mortgages on 44 SNFs and two ALFs; and
•	23 facilities closed or held-for-sale.

As of December 31, 2016, our gross investments in these facilities, net of impairments and reserves for uncollectible loans, totaled approximately $8.9 billion. In addition, we held other investments of approximately $256.8 million at December 31, 2016, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com. The contents of our website are not incorporated by reference herein or in any of our filings with the SEC.

Summary of Financial Information

The following table summarizes our revenues by asset category for 2016, 2015 and 2014. (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 3 – Properties”, “Note 4 – Direct Financing Leases”, “Note 5 – Mortgage Notes Receivable” and “Note 6 – Other Investments”).

Revenues by Asset Category

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Core assets:
Rental income	$743,885	$605,991	$388,443
Income from direct financing leases	62,298	59,936	56,719
Mortgage interest income	69,811	68,910	53,007
Total core assets revenues	875,994	734,837	498,169
Other investment income - net	21,852	7,534	6,369
Miscellaneous income	2,981	1,246	249
Total operating revenues	$900,827	$743,617	$504,787

The following table summarizes our real estate assets by asset category as of December 31, 2016 and 2015:

Assets by Category

(in thousands)

	As of December 31,
	2016	2015
Core assets:
Buildings	$5,954,771	$5,320,482
Land	759,295	670,916
Furniture, fixtures and equipment	454,760	426,040
Site improvements	206,206	132,182
Construction in progress	191,326	194,338
Total real estate investments	7,566,358	6,743,958
Investments in direct financing leases - net	601,938	587,701
Mortgage notes receivable - net	639,343	679,795
Total core assets	8,807,639	8,011,454
Other investments	256,846	89,299
Investment in unconsolidated joint venture	48,776	—
Total real estate assets before held for sale assets	9,113,261	8,100,753
Held for sale assets - net	52,868	6,599
Total investments	$9,166,129	$8,107,352

Description of the Business

Investment Strategy. We maintain a portfolio of long-term healthcare facilities and mortgages on healthcare facilities located in the U.S. and the U.K. Our investments are generally geographically diverse and operated by a diverse group of established, middle-market healthcare operators that meet our standards for quality and experience of management and creditworthiness. Our criteria for evaluating potential investments includes but is not limited to:

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

We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures. The following summarizes our primary investment structures. The average annualized yields described below reflect existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of December 31, 2016, set forth below, are not necessarily indicative of future yields, which may be lower.

Triple-Net Operating Leases. Triple-net operating leases typically range from 5 to 15 years, plus renewal options. Our leases generally provide for minimum annual rentals that are subject to annual formula increases based on factors such as increases in the Consumer Price Index. At December 31, 2016, our average annualized yield from operating leases was approximately 9.5%.

Direct Financing Leases. In addition to our typical lease agreements, seven of our leases are being accounted for as direct financing leases which include annual escalators. At December 31, 2016, our average annualized yield from the direct financing leases was 10.5%.

Fixed-Rate Mortgages. Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At December 31, 2016, our average annualized yield on these investments was approximately 9.6%.

The table set forth in “Item 2 – Properties” contains information regarding our properties and investments as of December 31, 2016.

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

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. However, we will be subject to certain federal income taxes as follows. First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 35% tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner. Second, under certain circumstances, we may be subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders. Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the highest regular corporate rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us, (i.e., when we are acting as a dealer), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but nonetheless have maintained our qualification as a REIT because certain other remedial requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability. Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary (“TRS”) that are not conducted on an arm’s-length basis. Eighth, if we acquire any asset that is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset (for dispositions made in taxable years beginning after December 31, 2016) during the 5-year period beginning on the date on which such asset was acquired by us (such period, the “recognition period”), then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the highest regular corporate rate. The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

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

Prohibited Transactions. We will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets is primarily held for sale to customers and that a sale of any of our assets would not be in the ordinary course of our business. Whether a REIT holds an asset primarily for sale to customers in the ordinary course of a trade or business depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. Nevertheless, we will attempt to comply with the terms of safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction. The Code also provides a number of alternative exceptions from the 100% tax on “prohibited transactions” if certain requirements have been satisfied with respect to property disposed of by a REIT. These requirements relate primarily to the number and/or amount of properties disposed of by a REIT, the period of time the property has been held by the REIT, and/or aggregate expenditures made by the REIT with respect to the property being disposed of. The conditions needed to meet these requirements have been lowered for taxable years beginning in 2009 and thereafter. However, we cannot assure that we will be able to comply with the safe-harbor provisions or that we would be able to avoid the 100% tax on prohibited transactions if we were to dispose of an owned property that otherwise may be characterized as property that we hold primarily for sale to customers in the ordinary course of a trade or business.

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

Hedging Transactions. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument for the purpose of hedging our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income and excluded from the computations determining compliance with the 95% and 75% gross income tests. As described in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk”, we have entered into certain interest rate swap agreements to hedge our risk against fluctuations in interest rates and the swaps have been structured to satisfy the requirements of the tax treatment outlined above. Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income and may be excluded from our computations in determining compliance with the 95% and 75% gross income tests. To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests. We believe that we have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

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

Some of the subsidiaries are classified as partnerships. In the case of a REIT that is a partner in a partnership, such REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Thus, our proportionate share of the assets, liabilities, and items of income of any partnership, joint venture, or limited liability company that is treated as a partnership for federal income tax purposes in which we own an interest, directly or indirectly, will be treated as our assets and gross income for purposes of applying the various REIT qualification requirements. See “Tax Aspects of Our Investments in our Operating Partnership and Subsidiary Partnerships” below.

Tax Aspects of Investments in our Operating Partnership and Subsidiary Partnerships

The following discussion summarizes certain federal income tax considerations applicable to our direct or indirect investments in our operating partnership and any subsidiary partnerships or limited liability companies that we form or acquire including such subsidiary partnerships or limited liability companies that are treated as disregarded for income tax purposes (collectively, “Omega OP”). This discussion does not cover state or local tax laws or any federal tax laws other than income tax laws.

Classification as Partnerships. We will be entitled to include in our income our distributive share of each item of Omega OP’s income and to deduct our distributive share of each item of Omega OP’s losses only if Omega OP is classified for federal income tax purposes as a partnership (or an entity that is disregarded for federal income tax purposes if the entity is treated as having only one owner for federal income tax purposes) rather than as a corporation or an association taxable as a corporation. An unincorporated entity with at least two owners or members will be classified as a partnership, rather than as a corporation, for federal income tax purposes if it:

•	is treated as a partnership under the Treasury Regulations relating to entity classification (the “check-the-box regulations”); and
•	is not a “publicly-traded partnership.”

Under the check-the-box regulations, an unincorporated entity with at least two owners or members may elect to be classified either as an association taxable as a corporation or as a partnership. If such an entity fails to make an election, it generally will be treated as a partnership (or an entity that is disregarded for federal income tax purposes if the entity is treated as having only one owner for federal income tax purposes) for federal income tax purposes. Omega OP intends to be classified as a partnership for federal income tax purposes and will not elect to be treated as an association taxable as a corporation under the check-the-box regulations.

A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. A partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof, and thus will be characterized as a publicly traded partnership that is characterized as a corporation for U.S. federal income tax purposes, may avoid characterization as a corporation for any taxable year if, for each taxable year beginning after December 31, 1987, in which it was classified as a publicly traded partnership, 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including real property rents, gains from the sale or other disposition of real property, interest, and dividends (the “Qualifying Income Exception”). The Treasury Regulations provide limited safe harbors under which certain transfers of interests in the partnership may be ignored or not taken into account in the determination of whether a partnership’s interests are considered to be readily tradable on a secondary market or the substantial equivalent thereof (the “PTP Transfer Exceptions”). Omega OP’s partnership agreement contains provisions enabling its general partner to take such steps as are necessary or appropriate to prevent the issuance and transfers of interests in Omega OP that do not satisfy one of the PTP Transfer Exceptions, and thus, cause Omega OP to be treated as a publicly traded partnership. To date, we believe that all transfers of Omega OP Units have satisfied one of the PTP Transfer Exceptions. However, even if the transfers of Omega OP Units failed to qualify for any of the PTP Transfer Exceptions, and Omega OP was considered to be a publicly traded partnership, we believe that Omega OP would have sufficient qualifying income to satisfy the Qualifying Income Exception, and therefore, would not be treated as a corporation for U.S. federal income tax purposes.

We have not requested, and do not intend to request, a ruling from the IRS that Omega OP will be classified as a partnership and not as a corporation for federal income tax purposes. If for any reason the Omega OP were taxable as a corporation, rather than as a partnership, for U.S. federal income tax purposes, we likely would not be able to qualify as a REIT unless we qualified for certain relief provisions. See the discussions entitled “Failure to Satisfy Income Tests,” “Asset Tests” and “Failure to Qualify” set forth above. In addition, any change in a partnership’s status for tax purposes might be treated as a taxable event, in which case we might incur tax liability without any related cash distribution. See “Annual Distribution Requirements” above. Further, items of income and deduction of such partnership would not pass through to its partners, and its partners would be treated as stockholders for tax purposes. Consequently, such partnership would be required to pay income tax at corporate rates on its net income, and distributions to its partners would constitute dividends that would not be deductible in computing such partnership’s taxable income.

Partners, Not the Partnerships, Subject to Tax. A partnership is not a taxable entity for federal income tax purposes. Rather, we are required to take into account our allocable share of each item of Omega OP’s income, gains, losses, deductions, and credits for any taxable year of Omega OP ending within or with our taxable year, without regard to whether we have received or will receive any distribution from Omega OP.

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

Any gain or loss recognized by Omega OP on the disposition of contributed properties will be allocated first to the partners of Omega OP who contributed such properties to the extent of their built-in gain or loss on those properties for federal income tax purposes. The partners’ built-in gain or loss on such contributed properties will equal the difference between the partners’ proportionate share of the book value of those properties and the partners’ tax basis allocable to those properties at the time of the contribution as reduced for any decrease in the book-tax difference. Any remaining gain or loss recognized by Omega OP on the disposition of the contributed properties, and any gain or loss recognized by Omega OP on the disposition of the other properties, generally will be allocated among the partners in accordance with the partnership agreement, unless such allocations and agreement do not satisfy the requirements of applicable Treasury Regulations, in which case the allocation will be made in accordance with the partners’ interests in the partnership.

On April 1, 2015, we acquired substantially all of the assets of Aviv, through a merger of Aviv, with and into our wholly-owned subsidiary, which merger included a combination which resulted in the acquisition by Omega OP of substantially all of our assets and all of the assets of Aviv Healthcare Properties Limited Partnership. We treated such transfer of the properties to Omega OP as a contribution to which Omega OP received a “carryover” tax basis in the contributed properties. As a result, such properties had significant built-in gain or loss subject to Section 704(c) of the Code. As the general partner of Omega OP, we may account for the book-tax difference with respect to the properties contributed to Omega OP under any method approved by Section 704(c) of the Code and the Treasury Regulations, except with respect to those properties acquired by Omega OP that were contributed by Aviv REIT, Inc., with respect to which Omega OP elected to use the “remedial method” of allocation pursuant to Treasury Regulations Section 1.704-3(d).

Sale of a Partnership’s Property. Generally, any gain realized by a partnership on the sale of property held by the partnership for more than one year will be long-term capital gain, except for any portion of such gain that is treated as depreciation or cost recovery recapture. Our share of any gain realized by Omega OP on the sale of any property held by Omega OP as inventory or other property held primarily for sale to customers in the ordinary course of Omega OP’s trade or business will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Such prohibited transaction income also may have an adverse effect upon our ability to satisfy the income tests for REIT status. See “Income Tests” above. We do not presently intend to acquire or hold or to allow Omega OP to acquire or hold any property that represents inventory or other property held primarily for sale to customers in the ordinary course of Omega OP’s trade or business.

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

Healthcare Reform. A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). We expect additional rules, regulations and interpretations under the Healthcare Reform Law to be issued that may materially affect our operators’ financial condition and operations. For example, the new administration and certain members of Congress have affirmatively indicated that they will pursue full repeal of, or significant amendment to, the Healthcare Reform Law. Even if the Healthcare Reform Law is not amended or repealed, the new administration could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the new administration that would impact the current implementation of the Healthcare Reform Law remains uncertain. Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended or repealed.

Reform Requirements for Long-Term Care Facilities. On October 4, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule modifying the conditions of participation in Medicare and Medicaid for SNFs. CMS stated that the regulations, last updated in 1991, were “necessary to reflect the substantial advances that had been made over the past several years in the theory and practice of service delivery and safety” within long-term care. The extensive modifications require SNFs to implement new processes; make changes to current practices; and create new policies and procedures within a short timeframe to remain in compliance with their conditions for participation. Changes include provisions related to staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others. While many of the regulations become effective on November 28, 2016, some of the regulations become effective in Phase 2, beginning on November 28, 2017, with others becoming effective in Phase 3, beginning on November 28, 2019. According to CMS, it is estimated that the average cost for a SNF to implement the new regulations is estimated to be $62,900 the first year and $55,000 each year thereafter.

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

Medicaid. State budgetary concerns, coupled with the implementation of rules under the Healthcare Reform Law, or prospective changes to the Healthcare Reform Law under the new administration, may result in significant changes in healthcare spending at the state level. Many states are currently focusing on the reduction of expenditures under their state Medicaid programs, which may result in a reduction in reimbursement rates for our operators. The need to control Medicaid expenditures by the states may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial condition, which in turn could negatively impact us.

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. While the federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016, the federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years. Although the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs, as of December 31, 2016, thirty-one (31) states and the District of Columbia have expanded Medicaid eligibility with additional states continuing to consider expansion.

Medicare. On July 29, 2016, CMS issued a final rule regarding the fiscal year (“FY”) 2017 Medicare payment rates and quality programs for SNFs, which continues the trend of shifting Medicare payments from volume to value. Aggregate payments to SNFs effective October 1, 2016 for FY 2017 were expected to increase by $920 million, or 2.4%, over FY 2016 payments. This reimbursement increase is attributable to a 2.7% market basket increase, reduced by 0.3% in accordance with the multifactor productivity adjustment required by law.

In addition to FY 2017 Medicare payment rates, SNFs continue to be impacted by the “Bipartisan Budget Act of 2015” (“BBA”) signed on November 2, 2015 which provided $80 billion in discretionary spending sequestration relief over two years, and extended Medicare sequestration, which generally cuts Medicare provider and plan payments by 2% across the board, for an additional year, through 2025. The FY 2025 sequestration will be “front loaded,” such that a 4% reduction will apply during the first six months of the fiscal year and no reduction will be imposed during the second half of the fiscal year.

Furthermore, the “Medicare Access and CHIP Reauthorization Act of 2015” continues to have the potential to negatively impact Medicare revenues through the extension of the Medicare therapy cap exceptions process through December 31, 2017; modification of the requirement for manual medical review for services over the $3,700 therapy thresholds; and extension of the application of therapy caps, and related provisions, to outpatient hospitals until January 1, 2018. The statutory Medicare Part B outpatient cap for occupational therapy is $1,980 for 2017, with the combined cap for physical therapy and speech therapy also set at $1,980 for 2017. While the caps do not apply to therapy services covered under Medicare Part A for SNFs and the exception process permits medically necessary therapy services beyond the cap limits, the caps apply in most other circumstances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B. Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

As indicated above, reimbursement methodology reforms, such as value-based purchasing, continue to be increasingly prevalent and attempt to hold providers accountable for the cost and quality of care provided by redistributing a portion of a provider or facility’s reimbursement based on the relative performance on designated economic, clinical quality, and patient satisfaction metrics. These reimbursement methodologies and similar programs are expected to expand, both in public and commercial health plans.

For example, the “Protecting Access to Medicare Act of 2014” called for the U.S. Department of Health and Human Services (“HHS”) to develop a value based purchasing program for SNFs aimed at tying a reimbursement adjustment to lower readmission rates effective October 1, 2018, and on April 26, 2015, CMS announced its goal to have 30% of Medicare payments for quality and value through alternative payment models such as accountable care organizations or bundled payments by the end of 2016 and up to 50% by the end of 2018. In March 2016, CMS announced that its 30% target for 2016 had already been reached.

Additionally, CMS’s bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures went into effect on April 1, 2016, and is mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System that are located in the 67 selected metropolitan statistical areas. Through this bundled payment model, hospitals in the 67 selected metropolitan areas receive additional payments if quality and costs exceed defined parameters or, if not, must repay Medicare for a portion of the spending. On July 25, 2016, CMS proposed rulemaking to extend the CJR bundled payment models effective July 1, 2017 for both hip/femur fracture surgeries in the same 67 metropolitan as well as additional bundled payment models for heart attacks and bypass surgeries in 98 randomly selected metropolitan statistical areas. SNFs receiving Medicare revenues related to hospital discharges subject to CJR bundled payment programs in the identified geographic areas could be either positively or negatively affected by the CJR bundled payment program.

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

In August 2016, CMS announced a modification to the Five Star Quality Rating System through the introduction of new quality measures based primarily on Medicare claims data submitted by hospitals, including: (1) percentage of short-stay residents who were successfully discharged to the community; (2) percentage of short-stay residents who have had an outpatient emergency department visit; (3) percentage of short-stay residents who were re-hospitalized after a nursing home admission; (4) percentage of short-stay residents who made improvements in function; and (5) percentage of long-stay residents whose ability to move independently worsened. These ratings were incorporated into the nursing home rating system in July 2016 and were phased in through January 2017. Effective September 1, 2016, SNFs that received a Five Star Quality Indicators Survey deficiency cited at a Scope and Severity level J or higher are automatically and immediately assessed civil monetary penalties by CMS, with no opportunity to correct the deficiencies to avoid the heightened and costly monetary penalties. It is possible that this or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

Office of the Inspector General Activities. The Office of Inspector General’s (the “OIG”) Work Plan for government fiscal year 2017, which describes projects that the OIG plans to address during the fiscal year, includes seven projects related specifically to nursing homes: (1) determining to what extent State agencies investigate serious nursing home complaints within the required timeframes; (2) unreported incidents of potential abuse and neglect in SNFs; (3) review of SNF Medicare reimbursement documentation (determine if it meets requirements for each particular resource utilization group); (4) the SNF Adverse Event Screening Tool, which will disseminate practical information about the SNF Adverse Event Trigger Tool; (5) review of the National Background Check Program for long-term care employees; (6) compliance with the SNF prospective payment system requirement related to a three-day qualifying inpatient hospital stay; and (7) review of potentially avoidable hospitalizations of Medicare and Medicaid-Eligible nursing facility residents and prevention and detection services provided by nursing homes.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights.  HHS continued its auditing program in 2016 to assess compliance efforts by covered entities and business associates. Through a second phase of audits, which commenced for covered entities in July 2016, HHS focused on a review of policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules.

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

General and Professional Liability. Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits challenging the validity of arbitration agreements in long term care settings. As set forth in the recent conditions of participation final rule issued on October 4, 2016, pre-dispute arbitration agreements between SNFs and residents are prohibited by CMS effective November 28, 2016, thereby increasing potential liabilities for SNFs and long-term care providers. However, the authority of CMS to restrict the rights of these parties to arbitrate is uncertain as the prohibition on pre-dispute arbitration agreements is being challenged by litigation in various jurisdictions.

Executive Officers of Our Company

As of February 1, 2017, the executive officers of our company were as follows:

C. Taylor Pickett (55) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett’s term as a Director expires in 2017. Mr. Pickett has also been a member of the board of trustees of Corporate Office Properties Trust, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (53) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

Steven J. Insoft (52) is our Chief Corporate Development Officer and has served in this capacity since April 1, 2015. Mr. Insoft served as President and Chief Operating Officer of Aviv REIT, Inc. since 2012, while previously serving as Chief Financial Officer and Treasurer. Prior to joining Aviv REIT, Inc. in 2005, Mr. Insoft spent eight years as a Vice President and Senior Investment Officer of Nationwide Health Properties, Inc., a publicly-traded REIT. Before that, he was President and Chief Financial Officer of CMI Senior Housing & Healthcare, Inc., a privately-held nursing home and assisted living facility operations and development company, for seven years. Mr. Insoft received an M.B.A. from Columbia University and a B.S.E. in Electrical Engineering from the University of Pennsylvania.

Robert O. Stephenson (53) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (48) is our Chief Accounting Officer and has served in this capacity since February 2007. From April 2005 to February 2007, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller of Newell Rubbermaid Inc., and from August 2002 to April 2005, Mr. Ritz served as the Director, Financial Reporting of Newell Rubbermaid Inc. From July 2001 through August 2002, Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc.

As of December 31, 2016, we had 60 full-time employees, including the five executive officers listed above.

Item 1A - Risk Factors

Following are some of the risks and uncertainties that could cause the Company’s financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or the Company’s other filings with the SEC. These risks should be read in conjunction with the other risks described in this report, including but not limited to those described in “Taxation” and “Government Regulation and Reimbursement” under “Item 1” above. The risks described in this report are not the only risks facing the Company and there may be additional risks of which the Company is not presently aware or that the Company currently considers unlikely to significantly impact the Company. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.

Risks Related to the Operators of Our Facilities

Our financial position could be weakened and our ability to make distributions and fulfill our obligations with respect to our indebtedness could be limited if our operators, or a portion thereof, become unable to meet their obligations to us or fail to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we become unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. We have no operational control over our operators. Adverse developments concerning our operators could arise due to a number of factors, including those listed below.

The bankruptcy or insolvency of our operators could limit or delay our ability to recover on our investments.

We are exposed to the risk that a distressed or insolvent operator may not be able to meet its lease, loan, mortgage or other obligations to us or other third parties. This risk is heightened during a period of economic or political instability. Although each of our lease and loan agreements typically provides us with the right to terminate, evict an operator, foreclose on our collateral, demand immediate payment and exercise other remedies upon the bankruptcy or insolvency of an operator, title 11 of the United States Code (the “Bankruptcy Code”) would limit or, at a minimum, delay our ability to collect unpaid pre-bankruptcy rents and mortgage payments and to pursue other remedies against a bankrupt operator. While we sometimes have third party guarantees of an operator’s lease or loan obligations, such guarantees can be expensive to enforce, and have their own risks of collection as against the guarantors.

Leases. A bankruptcy filing by one of our lessee operators would typically prevent us from collecting unpaid pre-bankruptcy rents or evicting the operator, absent approval of the bankruptcy court. The Bankruptcy Code provides a lessee with the option to assume or reject an unexpired lease within certain specified periods of time. Generally, a lessee is required to pay all rent that becomes payable between the date of its bankruptcy filing and the date of the assumption or rejection of the lease (although such payments will likely be delayed as a result of the bankruptcy filing). If one of our lessee operators chooses to assume its lease with us, the operator must promptly cure all monetary defaults existing under the lease (including payment of unpaid pre-bankruptcy rents) and provide adequate assurance of its ability to perform its future lease obligations. Even where a lessee operator assumes its lease with us, it will first often threaten to reject that lease to obtain better lease terms from us, and we sometimes have to consider making, or we do make, such economic concessions to avoid rejection of the lease and our taking a closed facility back. If one of our lessee operators opts to reject its lease with us, we would have a claim against such operator for unpaid and future rents payable under the lease, but such claim would be subject to a statutory “cap” under the Bankruptcy Code, and would likely result in a recovery substantially less than the face value of such claim. Although the operator’s rejection of the lease would permit us to recover possession of the leased facility, we would likely face losses, costs and delays associated with repairs and/or maintenance of the facility and then re-leasing the facility to a new operator, or costs associated with selling the facility. In any event, re-leasing a facility or selling it could take a material amount of time, and the pool of interested and qualified tenants or buyers will be limited due to the unique nature of our properties, which may depress values and our eventual recovery. Finally, whether a lease operator in bankruptcy ends up assuming or rejecting our lease, we will incur legal and collection costs, which can be difficult or impossible to recover.

Several other factors could impact our rights under leases with bankrupt operators. First, the operator could seek to assign its lease with us to a third party. The Bankruptcy Code disregards anti-assignment provisions in leases to permit the assignment of unexpired leases to third parties (provided all monetary defaults under the lease are promptly cured and the assignee can demonstrate its ability to perform its obligations under the lease). Second, in instances in which we have entered into a master lease agreement with an operator that operates more than one facility, the bankruptcy court could determine that the master lease was comprised of separate, divisible leases (each of which could be separately assumed or rejected), rather than a single, integrated lease (which would have to be assumed or rejected in its entirety). Finally, the bankruptcy court could re-characterize our lease agreement as a disguised financing arrangement, which could require us to receive bankruptcy court approval to foreclose or pursue other remedies with respect to the facility.

Mortgages. A bankruptcy filing by an operator to which we have made a loan secured by a mortgage would typically prevent us from collecting unpaid pre-bankruptcy mortgage payments and foreclosing on our collateral, absent approval of the bankruptcy court. As an initial matter, we could ask the bankruptcy court to order the operator to make periodic payments or provide other financial assurances to us during the bankruptcy case (known as “adequate protection”), but the ultimate decision regarding “adequate protection” (including the timing and amount of any “adequate protection” payments) rests with the bankruptcy court. In addition, we would need bankruptcy court approval before commencing or continuing any foreclosure action against the operator’s collateral (including a facility). The bankruptcy court could withhold such approval, especially if the operator can demonstrate that the facility or other collateral is necessary for an effective reorganization and that we have a sufficient “equity cushion” in the facility or that we are otherwise protected from any diminution in value of the collateral. If the bankruptcy court does not either grant us “adequate protection” or permit us to foreclose on our collateral, we may not receive any loan payments until after the bankruptcy court confirms a plan of reorganization for the operator. In addition, in any bankruptcy case of an operator to which we have made a loan, the operator may seek bankruptcy court approval to pay us (i) over a longer period of time than the terms of our loan, (ii) at a different interest rate, and/or (iii) for only the value of the collateral, instead of the full amount of the loan. Finally, even if the bankruptcy court permits us to foreclose on the facility, we would still be subject to the losses, costs and other risks associated with a foreclosure sale, including possible successor liability under government programs, indemnification obligations and suspension or delay of third-party payments. Should such events occur, our income and cash flow from operations would be adversely affected.

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

•	Reimbursement; Medicare and Medicaid. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform,” “– Reimbursement,” “– Medicaid,” and “– Medicare,” and the risk factor entitled “Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced” for a further discussion on governmental and third-party payor reimbursement and the associated risks presented to our operators. Failure to maintain certification in these programs would result in a loss of reimbursement from such programs and could result in a reduction in an operator’s revenues and operating margins, thereby negatively impacting an operator’s ability to meet its obligations to us.

•	Quality of Care Initiatives. The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators, including a quality rating system for nursing homes. See “Item 1. Business – Government Regulation and Reimbursement – Quality of Care Initiatives.” Any unsatisfactory rating of our operators under any rating system promulgated by the CMS could result in the loss of our operators’ residents or lower reimbursement rates, which could adversely impact their revenues and our business.

•	Licensing and Certification. Our operators and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. See “Item 1. Business – Government Regulation and Reimbursement – Licensing and Certification.” Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. Failure to obtain any required licensure or certification, the loss or suspension of any required licensure or certification, or any violations or deficiencies with respect to relevant operating standards may require a facility to cease operations or result in ineligibility for reimbursement until the necessary licenses or certifications are obtained or reinstated, or any such violations or deficiencies are cured. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently. Additionally, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, closure or change of ownership of certain healthcare facilities, which has the potential to impact some of our operators’ abilities to expand or change their businesses. Further, Medicare and Medicaid provider approvals, as applicable, may be needed prior to an operator’s change of ownership.

•	Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts and are subject to change. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud investigations and initiatives against healthcare providers, and provide for, among other things, claims to be filed by qui tam relators. See “Item 1. Business – Government Regulation and Reimbursement – Fraud and Abuse.” The violation by an operator of any of these extensive laws or regulations, including the Anti-kickback statute, False Claims Act and the Stark Law, could result in the imposition of criminal fines and imprisonment, civil monetary penalties, and exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties, in addition to expending considerable resources responding to an investigation or enforcement action, could adversely affect an operator’s financial position and jeopardize an operator’s ability to make lease or mortgage payments to us or to continue operating its facility. Additionally, many states have adopted or are considering legislative proposals similar to the federal anti-fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to third-party payors, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of whether the service was reimbursed by Medicare or Medicaid.

•	Privacy Laws. Our operators are subject to federal, state and local laws and regulations designed to protect the privacy and security of patient health information, including HIPAA, among others. See “Item 1. Business – Government Regulation and Reimbursement – Privacy.” These laws and regulations require our operators to expend the requisite resources to protect and secure patient health information, including the funding of costs associated with technology upgrades. Operators found in violation of HIPAA or any other privacy or security law may face significant monetary penalties. In addition, a breach of unsecured protected health information could cause reputational harm to an operator’s business in addition to a material adverse effect on the operator’s financial position and cash flows.

•	Other Laws. Other federal, state and local laws and regulations affect how our operators conduct their operations. See “Item 1. Business – Government Regulation and Reimbursement – Other Laws and Regulations.” We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.

•	Legislative and Regulatory Developments. Each year, legislative and regulatory proposals are introduced at the federal, state and local levels that, if adopted, would result in major changes to the healthcare system. See “Item 1. Business – Government Regulation and Reimbursement” in addition to the other risk factors set forth below. We cannot accurately predict whether any proposals will be adopted, and if adopted, what effect (if any) these proposals would have on our operators or our business. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of new laws and regulations, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected. Changes to, or repeal of, the Healthcare Reform Law, which the new administration and certain members of Congress have affirmatively indicated that they will pursue, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the Healthcare Reform Law is not amended or repealed, the new administration could propose changes impacting implementation of the Healthcare Reform Law, which could materially and adversely affect our financial position or operations. However, the ultimate content, timing or effect of any potential future legislation enacted under the new administration cannot be predicted.

Alternative payment models require certain changes to reimbursement and studies of reimbursement policies that may adversely affect payments to SNFs.

Alternative payment models, as well as other legislative initiatives included in the Protecting Access to Medicare Act of 2014, have the potential affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, setting reimbursement caps, implementing value-based purchasing and payment bundling, and studying the appropriateness of restrictions on payments for health care acquired conditions. Several commercial payors have expressed an intent to pursue certain value-based purchasing models and initiatives. These provisions are in various stages of implementation. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform,” “– Reimbursement,” and “– Medicare.” Although we cannot accurately predict the extent to which or how such provisions may be implemented, or the effect any such implementation would have on our operators or our business, these provisions could result in decreases in payments to our operators, increase our operators’ costs or otherwise adversely affect the results of operations or financial condition of our operators, thereby negatively impacting their ability to meet their obligations to us.

The Healthcare Reform Law imposes additional requirements on SNFs regarding compliance and disclosure.

The Healthcare Reform Law required SNFs to implement, by March 2013, a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. HHS included in Final Rule published on October 4, 2016 the requirement for operators to implement a compliance and ethics program as a condition of participation in Medicare and Medicaid. Long-term care facilities, including SNFs, have until November 28, 2019 to comply. See “Item 1. Business – Government Regulation and Reimbursement – Reform Requirements for Long-Term Care Facilities” for a further discussion of the reform requirements set forth in the Final Rule. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.

Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Additionally, reimbursement from governmental and other third party payors could be reduced as part of retroactive adjustments during claims settlement processes or as result of post-payment audits. See “Item 1. Business – Government Regulation and Reimbursement – Reimbursement,” “– Medicaid,” and “– Medicare.” We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us. However, significant limits on the scope of services reimbursed and on reimbursement rates, as well as changes in reimbursement policies or other measures altering payment methodologies for services provided by our operators, could have a material adverse effect on our operators’ results of operations and financial condition, which could cause the revenues of our operators to decline and negatively impact their ability to meet their obligations to us.

Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, additional documentation is necessary or certain services were not covered or were not medically necessary. New legislative and regulatory proposals could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures and to make changes to private healthcare insurance. We cannot make any assurances that adequate third-party payor reimbursement levels will continue to be available for the services provided by our operators.

Government spending cuts could lead to a reduction in Medicare and Medicaid reimbursement.

Approved or proposed cost-containment measures, spending cuts and tax reform initiatives have resulted or could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Any such federal legislation that reduces reimbursement payments to healthcare providers could have a material adverse effect on certain of our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us. Additionally, as a result of state budget crises and financial shortfalls, many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a freeze on Medicaid rates or a reduction in reimbursement rates for our operators. See “Item 1. Business – Government Regulation and Reimbursement – Reimbursement,” “– Medicaid,” and “– Medicare.” These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs. Potential reductions in Medicare and Medicaid reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent or mortgage payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Medicaid enrollment may continue to increase in the future, as the Healthcare Reform Law allowed states to increase the number of people who are eligible for Medicaid in 2014. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

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

Our operators may be subject to claims for damages relating to the services that they provide. We can give no assurance that the insurance coverage maintained by our operators will cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional and general liability claims and/or litigation may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

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

Under the terms of our leases, our operators are required to maintain comprehensive general liability, fire, flood, earthquake, boiler and machinery, nursing home or long-term care professional liability and extended coverage insurance with respect to our properties with policy specifications, limits and deductibles set forth in the leases or other written agreements between us and the operator. However, our properties may be adversely affected by casualty losses which exceed insurance coverages and reserves. In addition, we cannot provide any assurances that our tenants will maintain the required coverages, that we will continue to require the same levels of insurance under our leases, or that such insurance will be available at a reasonable cost in the future or that the policies maintained will fully cover all losses on our properties upon the occurrence of a catastrophic event. We also cannot make any guaranty as to the future financial viability of the insurers that underwrite the policies maintained by our tenants, or, alternatively if our tenants utilize captive or self-insurance programs, that such programs will be adequately funded.

Should an uninsured loss or a loss in excess of insured limits occur, we could lose both our investment in, and anticipated profits and cash flows from, the property. Even if it were practicable to restore the property to its condition prior to the damage caused by a major casualty, the operations of the affected property would likely be suspended for a considerable period of time. In the event of any substantial loss affecting a property, disputes over insurance claims could arise.

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

As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors that may change from time to time including:

•	the extent of investor interest;
•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	the financial performance of us and our operators;
•	concentrations in our investment portfolio by tenant and facility type;
•	concerns about our tenants’ financial condition due to uncertainty regarding reimbursement from governmental and other third-party payor programs;
•	analyst reports on us and the REIT industry in general;
•	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;
•	our failure to maintain or increase our dividend, which is dependent, to a large part, on the increase in funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and
•	other factors such as governmental regulatory action and changes in REIT tax laws.

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

We periodically, but not less than annually, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations.

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

We have a material amount of indebtedness and we may increase our indebtedness in the future. Our level and type of indebtedness could have important consequences for our stockholders. For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•	limit our ability to borrow additional funds, on satisfactory terms or at all, for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes;
•	increase our cost of borrowing;
•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;
•	limit our ability to make distributions to our stockholders, which may cause us to lose our qualification as a REIT under the Code or to become subject to federal corporate income tax on any REIT taxable income that we do not distribute;
•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to our competitors that have less debt.

Further, we have the ability to incur substantial additional debt, including secured debt. If we incur additional debt, the related risks described above could intensify. In addition, if we are unable to refinance any of our floating rate debt, we would continue to be subject to interest rate risk. The short-term nature of some of our debt also subjects us to the risk that market conditions may be unfavorable or may prevent us from refinancing our debt at or prior to their existing maturities. In addition, our cash flow from operations may not be sufficient to repay all of our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, if at all, to refinance our debt.

Covenants in our debt documents limit our operational flexibility, and a covenant breach could materially adversely affect our operations.

The terms of our credit agreements and note indentures require us to comply with a number of customary financial and other covenants that may limit our management’s discretion by restricting our ability to, among other things, incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments, engage in mergers and consolidations, create liens, sell assets or engage in new lines of business. In addition, our credit facilities require us to maintain compliance with specified financial covenants, including those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions. Any additional financing we may obtain could contain similar or more restrictive covenants. Our continued ability to incur indebtedness, conduct our operations, and take advantage of business opportunities as they arise is subject to compliance with these financial and other covenants. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. Any such breach could materially adversely affect our business, results of operations and financial condition.

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

Our business is subject to many risks that are associated with the ownership of real estate. For example, if our operators do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates, if at all. Other risks that are associated with real estate acquisition and ownership include, without limitation, the following:

•	general liability, property and casualty losses, some of which may be uninsured;
•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;
•	leases that are not renewed or are renewed at lower rental amounts at expiration;
•	contingent rent escalators tied to changes in the Consumer Price Index or other parameters;
•	the exercise of purchase options by operators resulting in a reduction of our rental revenue;
•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;
•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable; and
•	acts of God or terrorism affecting our properties.

Our real estate investments are relatively illiquid.

Real estate investments are relatively illiquid and generally cannot be sold quickly. The real estate market is affected by many factors which are beyond our control, including general economic conditions, availability of financing, interest rates and supply and demand. Additional factors that are specific to our industry also tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. For example, all of our properties are ‘‘special purpose’’ properties that cannot be readily converted into general residential, retail or office use. In addition, transfers of operations of nursing homes and other healthcare-related facilities are subject to extensive regulatory approvals. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property, or that we will have funds available to make necessary repairs and improvements to a property held for sale. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

As an owner or lender with respect to real property, we may be exposed to possible environmental liabilities.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property or a secured lender may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. As a result, liability may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required investigation, remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect an operators’ ability to attract additional residents and our ability to sell or rent such property or to borrow using such property as collateral which, in turn, could negatively impact our revenues.

Although our leases and mortgage loans generally require the lessee and the mortgagor to indemnify us for certain environmental liabilities, the scope of such obligations may be limited. For instance, most of our leases do not require the lessee to indemnify us for environmental liabilities arising before the lessee took possession of the premises. Further, we cannot assure you that any such mortgagor or lessee would be able to fulfill its indemnification obligations to us.

The industry in which we operate is highly competitive. Increasing investor interest in our sector and consolidation at the operator level or REIT level could increase competition and reduce our profitability.

Our business is highly competitive and we expect that it may become more competitive in the future. We compete for healthcare facility investments with other healthcare investors, including other REITs, some of which have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices, or are unable to finance such acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected. In addition, if our cost of capital should increase relative to the cost of capital of our competitors, the spread that we realize on our investments may decline if competitive pressures limit or prevent us from charging higher lease or mortgage rates.

We may be named as defendants in litigation arising out of professional liability and general liability claims relating to our previously owned and operated facilities that if decided against us, could adversely affect our financial condition.

We and several of our wholly-owned subsidiaries were named as defendants in professional liability and general liability claims related to our owned and operated facilities prior to 2005. Other third-party managers responsible for the day-to-day operations of these facilities were also named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages, against the defendants. Although all of these prior suits have been settled, we or our affiliates could be named as defendants in similar suits in the future. There can be no assurance that we would be successful in our defense of such potential matters or in asserting our claims against various managers of the subject facilities or that the amount of any settlement or judgment would be substantially covered by insurance or that any punitive damages will be covered by insurance.

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

The Company is a holding company and has no material assets other than units of partnership interest in Omega OP. We intend to cause the Partnership to make distributions to its partners, including the Company, in an amount sufficient to allow us to qualify as a REIT for U.S. federal income tax purposes and to pay all of our expenses. To the extent we need funds and the Partnership is restricted from making distributions under applicable law or otherwise, or if the Partnership is otherwise unable to provide such funds, the failure to make such distributions could materially adversely affect our liquidity and financial condition.

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

We have investments in the U.K., and may from time to time may seek to acquire other properties in the U.K. or otherwise outside the U.S. Although we currently have investments in the U.K., we have limited experience investing in healthcare properties or other real estate-related assets located outside the U.S. International development, investment, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75.0% gross income test or the 95.0% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

We may be adversely affected by fluctuations in currency exchange rates.

Our ownership of properties in the U.K. currently subjects us to fluctuations in the exchange rates between U.S. dollars and the British pound, which may, from time to time, impact our financial condition and results of operations. If we continue to expand our international presence through investments in, or acquisitions or development of healthcare assets outside the U.S. or the U.K., we may transact business in other foreign currencies. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such fluctuations will not have a material adverse effect on our results of operations or financial condition.

The vote by the U.K. to leave the European Union could adversely affect us.

The U.K. held a referendum on June 23, 2016 on its membership in the European Union (“E.U.”). A majority of U.K. voters voted to exit the E.U. (“Brexit”), and negotiations will commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

Failure to properly manage and integrate our rapid growth could distract our management or increase our expenses.

We have experienced rapid growth and development in a relatively short period of time and expect to continue this rapid growth in the future. This growth has resulted in increased levels of responsibility for our management. Future acquisitions or investments could place significant additional demands on, and require us to expand, our management, resources and personnel. In addition, we cannot assure you that we will be able to adapt our administrative, accounting and operational systems to integrate and manage the long-term care facilities we have acquired or may acquire in a timely manner. Our failure to manage any such rapid growth effectively could harm our business and, in particular, our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to stockholders and the trading price of our common stock. Our growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.

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

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Code. See “Item 1. Business – Taxation.” We believe that we have operated in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in a manner that will maintain our qualification as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. We cannot assure that we will at all times satisfy these rules and tests.

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

Prior to the completion of the Aviv Merger, Aviv availed itself of the self-determination provisions and the deficiency dividend procedures under the REIT sections of the Code and supporting Treasury Regulations and IRS pronouncements to remedy certain potential technical violations of the REIT requirements. If there is an adjustment to Aviv’s REIT taxable income or dividends paid deductions as a result of Aviv taking such action, or other determinations by the IRS, the Company could be required to further implement the deficiency dividend procedures in order to maintain Aviv’s REIT status or take other steps to remedy any past non-compliance by Aviv. Any such further implementation of the deficiency dividend procedures could require the Company to make significant distributions to its stockholders and to pay significant penalties and interest to the IRS, which could impair the Company’s ability to expand its business and raise capital, reduce its cash available for distribution to its stockholders and materially adversely affect the value of the Company’s common stock.

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

Market volatility may adversely affect the market price of our common stock. As with other publicly traded securities, the share price of our stock depends on many factors, which may change from time to time, including:

•	the market for similar securities issued by REITs;
•	changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•	our ability to meet analysts’ estimates;
•	prevailing interest rates;
•	our credit rating;
•	changes in legal and regulatory taxation obligations;
•	litigation and regulatory proceedings;
•	general economic and market conditions; and
•	the financial condition, performance and prospects of us, our tenants and our competitors;.

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

Any debt securities, preferred shares, warrants or other rights to acquire shares or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us.

Your ownership percentage in our company may be diluted in the future.

In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. We also anticipate that we will grant future compensatory equity-based incentive awards to directors, officers and employees who provide services to us. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

In addition, our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to shares of preferred stock could affect the residual value of the common stock.

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

Significant legislative, judicial and administrative changes to the federal income tax laws could adversely impact the income tax consequences of owning our stock. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Such changes have occurred in the past and are likely to continue to occur in the future, and we cannot assure you that any of these changes will not adversely affect an investment in our stock or on our stock’s market value or resale potential. Stockholders are urged to consult with their own tax advisor with respect to the impact that past legislative, regulatory or administrative changes or potential legislation may have on their investment in our stock.

A downgrade of our credit rating could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.

If any rating agency downgrades our credit rating, or places our rating under watch or review for possible downgrade, then it may be more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock may decline. Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. We cannot assure that these credit agencies will not downgrade our credit rating in the future.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2016, our real estate investments included long-term care facilities and rehabilitation hospital investments, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) mortgages on facilities that are operated by the mortgagors or their affiliates. The properties are located in 42 states and the U.K. and are operated by 79 operators. We use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and or operate our properties. In some cases, our tenants and mortgagors contract with a healthcare operator to operate the facilities. The following table summarizes our property investments as of December 31, 2016:

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Real Estate Investment (in thousands)
Operating Lease Facilities(1)
Signature Holdings II, LLC	7,057	63	$557,986
Maplewood Real Estate Holdings, LLC	1,132	13	529,405
Saber Health Group	4,579	44	469,041
Ciena Healthcare	3,517	36	461,277
CommuniCare Health Services, Inc.	3,934	32	355,984
Daybreak Venture, LLC	4,317	49	339,617
Genesis HealthCare	5,730	51	337,845
Health and Hospital Corporation	4,606	44	304,711
Diversicare Healthcare Services	4,279	35	277,979
EmpRes Healthcare Group, Inc.	2,287	27	267,739
Healthcare Homes	1,848	35	253,138
Airamid Health Management	4,347	37	246,361
Fundamental Long Term Care Holding, LLC	2,818	26	235,713
Affiliates of Capital Funding Group, Inc.	1,990	21	219,456
S&F Management Company, LLC	1,920	15	217,073
Gulf Coast Master Tenant I, LLC	2,514	20	202,626
Sun Mar Healthcare	1,268	11	179,219
Mission Health	1,345	20	132,519
Guardian LTC Management Inc.	1,655	23	125,971
Preferred Care, Inc.	1,607	16	123,136
Consulate Health Care	2,143	18	121,954
Nexion Health Inc.	2,067	19	92,065
Trillium Healthcare Group	1,299	17	89,296
Providence Group, Inc.	864	10	85,035
Essex Healthcare Corporation	1,183	13	83,183
Bridgemark Healthcare LLC	1,100	11	82,138
TenInOne Acquisition Group, LLC	1,271	9	73,563
Peregrine Health Services, Inc.	624	4	72,779
Civitas Senior Healthcare	367	3	67,096
Trinity HealthCare	954	12	63,244
Pinon Management, LLC	869	9	62,180
Swain/Herzog	1,008	9	59,746
Ide Management Group, LLC	1,285	14	56,318
Prestige Care, Inc.	542	8	55,111
CareMeridian	183	16	52,891
Sovran Management Company, LLC	475	2	45,000
Southern Administrative Services, LLC	1,084	11	44,843
New ARK Investments, Inc.	489	4	44,700
StoneGate Senior Care LP	713	7	39,385
Sava Senior Care, LLC	469	3	36,970
Lakeland Holding Company	274	1	34,001
HI-Care Mgmt	278	3	30,008
Cardinal Care Management, Inc.	185	2	28,629
Physician's Hospital Group	67	3	23,394
Fellowship Senior Living	214	3	22,700
Lion Health Centers	162	1	20,458
Reliance Health Care Management, Inc.	138	1	19,333
Safe Haven Healthcare	135	2	15,960
Transitions Healthcare, LLC	135	1	15,370

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Real Estate Investment (in thousands)
Operating Lease Facilities (1)
Orion Operating Services	93	1	$15,251
Rest Haven Nursing Center Inc.	176	1	14,400
Health Systems of Oklahoma LLC	407	3	12,470
Washington N&R	239	2	12,152
Phoenix Senior Living	125	2	10,800
Health Dimensions	90	1	10,430
Care Initiatives, Inc.	188	1	10,347
Adcare Health Systems	301	2	10,000
Ensign Group, Inc.	271	3	9,656
NuCare	94	1	9,570
Markleysburg Healthcare Investors, LP	207	2	8,926
Covenant Care	102	1	8,610
Community Eldercare Services, LLC	100	1	7,572
UltraCare Healthcare, LLC	141	3	7,000
Elite Senior Living, Inc.	105	1	5,893
AMFM	150	2	5,786
Sante Operations	52	1	5,750
Brius Management Company	99	1	4,546
HMS Holdings at Texarkana, LLC	114	1	4,281
Hoosier Enterprises Inc.	47	1	3,622
Castle Rock	60	1	3,620
Life Generations Healthcare, Inc.	59	1	3,007
Hickory Creek Healthcare Foundation	63	1	2,834
Hidden Acres Healthcare	102	1	2,712
Diamond Care Vida Encantada, LLC	102	1	2,028
Closed	-	1	949
	86,814	871	7,566,358
Assets Held for Sale
Genesis HealthCare	464	6	15,952
Hope Healthcare	371	4	9,361
Reliance Health Care Management, Inc.	194	2	9,128
Saber Health Group	140	2	8,097
Southwest LTC	150	1	5,100
International Equity Partners, Inc.	96	2	3,250
Better Senior Living Consulting LLC	310	3	1,980
	1,725	20	52,868
Investment in Direct Financing Leases
New ARK Investments, Inc.	5,440	55	574,581
Reliance Health Care Management, Inc.	120	1	15,498
Sun Mar Healthcare	83	1	11,443
Markleysburg Healthcare Investors, LP	52	1	416
	5,695	58	601,938
Mortgages(2)
Ciena Healthcare	3,534	32	449,154
Guardian LTC Management Inc.	808	9	112,500
CommuniCare Health Services, Inc.	455	3	35,964
Phoenix Senior Living	-	-	23,775
Saber Health Group	99	1	12,255
Maplewood Real Estate Holdings, LLC	-	-	3,195
Closed	-	1	2,000
Benchmark Healthcare	79	1	500
	4,975	47	639,343
Total	99,209	996	$8,860,507

(1)	Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(2)	In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our real estate investments by state and in the U.K. as of December 31, 2016:

Location	Number of Facilities	Number of Operating Beds	Gross Real Estate Investment (in thousands)	% of Gross Real Estate Investment
Ohio (1)	89	8,886	$850,371	9.6%
Florida (1)	98	11,634	787,490	8.9%
Texas (1)	109	11,064	785,222	8.9%
Michigan	46	4,802	600,538	6.8%
California (1)	58	4,749	519,307	5.9%
Pennsylvania	43	4,011	468,119	5.3%
Indiana	59	5,711	406,469	4.6%
Tennessee	41	5,196	345,106	3.9%
Virginia	16	2,174	294,113	3.3%
South Carolina	22	2,228	264,818	3.0%
North Carolina	31	3,456	256,768	2.9%
United Kingdom	35	1,848	253,138	2.9%
Kentucky	31	2,787	243,584	2.7%
Connecticut	6	494	239,190	2.7%
Mississippi	19	2,017	230,926	2.6%
Arkansas (1)	32	3,092	217,071	2.4%
Massachusetts (1)	16	1,569	192,513	2.2%
Washington	19	1,482	156,696	1.8%
Maryland	12	1,642	142,026	1.6%
New York	-	-	132,352	1.5%
Missouri	20	1,989	131,854	1.5%
Illinois	17	1,674	117,762	1.3%
Georgia	13	1,314	107,959	1.2%
Colorado	14	1,577	107,900	1.2%
Arizona	10	1,046	97,864	1.1%
Idaho	12	1,006	82,184	0.9%
New Mexico	10	948	77,791	0.9%
West Virginia	11	1,255	75,919	0.9%
Iowa	12	890	73,745	0.8%
Louisiana	13	1,390	66,667	0.8%
Wisconsin	9	913	65,853	0.7%
Nevada	6	650	64,324	0.7%
Minnesota	4	548	63,625	0.7%
Kansas	17	838	62,147	0.7%
Oregon	7	410	54,115	0.6%
Alabama	9	1,081	48,089	0.5%
Rhode Island	4	558	43,534	0.5%
Oklahoma	9	842	40,897	0.5%
Nebraska	7	650	24,742	0.3%
New Hampshire	3	221	23,082	0.3%
Utah	4	347	21,499	0.2%
Montana	2	105	13,018	0.1%
Vermont	1	115	6,925	0.1%
New Jersey	-	-	3,195	0.0%
Total	996	99,209	$8,860,507	100.0%

(1) These states each include a facility/property that is classified as held-for-sale as of December 31, 2016.

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location. Our portfolio includes healthcare properties located in 42 states and the U.K. In addition, the majority of our rental, direct financing lease and mortgage income are generally derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 79 different public and private healthcare providers and/or managers. Except for Ciena Healthcare (10%), New Ark Investments, Inc. (7%), Signature Holdings II, LLC (6%), Maplewood Real Estate Holdings, LLC (6%) and Saber Health Group (6%), which together hold approximately 35% of our portfolio (by investment), no other single tenant holds greater than 5% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. At December 31, 2016, approximately 91.2% of our operating leases, 93.4% of our mortgages and 99.9% of our direct financing leases have primary terms that expire after 2021. The majority of our leased real estate properties are leased under provisions of master lease agreements. We also lease facilities under single facility leases. The initial terms of our operating leases typically range from 5 to 15 years, plus renewal options. Our direct financing leases have initial terms in excess of 20 years.

All of our leased properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our operating lease agreements as of December 31, 2016 by year without giving effect to any renewal options:

Expiration Year	Annualized Straight-line Rental Revenue Expiring	Number of Leases Expiring
($ in thousands)
2017	$7,772	7
2018	39,238	13
2019	1,791	5
2020	6,821	9
2021	11,476	24
2022	67,107	27
2023	56,782	19
2024	65,067	11
2025	25,715	8
2026	26,906	9
2027	145,580	12
Thereafter	304,038	25
Total	$758,293	169

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

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.” The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends declared per common share:

2016				2015
Quarter	High	Low	Dividends Declared Per Share	Quarter	High	Low	Dividends Declared Per Share
First	$35.97	$26.96	$0.57	First	$45.46	$37.76	$0.89	(1)
Second	35.94	30.58	0.58	Second	42.00	34.18	0.18	(2)
Third	38.09	32.22	0.60	Third	37.24	32.01	0.55
Fourth	35.40	28.11	0.61	Fourth	37.16	31.56	0.56
			$2.36				$2.18

(1)	In addition to the regular $0.53 per share quarterly dividend declared and paid in the first quarter of 2015, on March 5, 2015 the Board of Directors declared a prorated dividend of $0.36 per share of Omega’s common stock in view of the then pending Aviv Merger. This $0.36 per share dividend amount represented dividends for February and March 2015 at a quarterly dividend rate of $0.54 per share of common stock. The $0.36 per share dividend was paid in cash on April 7, 2015 to stockholders of record as of the close of business on March 31, 2015.
(2)	On April 15, 2015, the Board of Directors declared a prorated dividend of $0.18 per share of Omega’s common stock in view of the recently closed Aviv Merger. The $0.18 per share dividend amount represented dividends for April 2015 at a quarterly dividend rate of $0.54 per share of common stock. The $0.18 per share dividend was paid in cash on May 15, 2015 to stockholders of record as of the close of business on April 30, 2015.

The closing price for our common stock on the New York Stock Exchange on February 17, 2017 was $31.71 per share. As of February 17, 2017 there were 196,743,251 shares of common stock outstanding with approximately 3,112 registered holders.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	1,930,143	$—	2,001,672
Equity compensation plans not approved by security holders	—	—	—
Total	1,930,143	$—	2,001,672

(1)	Reflects (i) 106,778 restricted stock units that were granted on January 1, 2014, (ii) 62,286 restricted stock units that were granted on December 31, 2013, (iii) 109,985 restricted stock units that were granted on March 31, 2015, (iv) 274,498 shares that could be issued if certain performance conditions are achieved related to the March 31, 2015 award of performance restricted stock units and long term incentive plan units (“LTIP Units”), (v) 61,983 restricted stock units that were granted on April 1, 2015, (vi) 108,302 shares that could be issued if certain performance conditions are achieved related to the April 1, 2015 award of performance restricted stock units and LTIP Units, (vii) 11,649 shares that could be issued if certain performance conditions are achieved related to the July 31, 2015 award of performance restricted stock units and LTIP Units, (viii) 131,006 restricted stock units that were granted on March 17, 2016, (ix) 679,549 shares that could be issued if certain performance conditions are achieved related to the March 17, 2016 award of performance restricted stock units and, (x) 384,107 shares in respect of outstanding deferred stock units. Does not include 26,012 shares issuable upon the exercise of outstanding options that were assumed in the Aviv Merger, with a weighted-average exercise price of $18.97 as of December 31, 2016.

(2)	No exercise price is payable with respect to the restricted stock units and performance restricted stock units.

(3)	Reflects shares of common stock remaining available for future awards under our 2013 Stock Incentive Plans.

During the fourth quarter of 2016, we purchased 778 outstanding shares of our common stock from employees to pay the withholding taxes related to the vesting of restricted stock.

Issuer Purchases of Common Stock

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may be Purchased Under these Plans or Programs
October 1, 2016 to October 31, 2016	-	$-	-	-
November 1, 2016 to November 30, 2016	778	29.56	-	-
December 1, 2016 to December 31, 2016	-	-	-	-
Total	778	$29.56	-	-

(1)	Represents shares purchased from employees to pay the withholding taxes related to the vesting of restricted stock. The shares were not part of a publicly announced repurchase plan or program.

Unregistered Sales of Equity Securities and Use of Proceeds

In 2016, Omega issued an aggregate of 71,910 shares of Omega common stock, in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. None of these transactions occurred in the quarterly reporting period ended December 31, 2016. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), based upon factual representations received from the limited partners who received the Omega common stock.

From March 5, 2016 to December 31, 2016, we issued 6,559,960 shares of our common stock at a weighted average price per share of $33.61 in cash pursuant to our Dividend Reinvestment and Stock Purchase Plan (“DRSPP”).  The automatic shelf registration statement on Form S-3 relating to the DRSPP expired March 4, 2016.  As a result, these shares were inadvertently sold under an expired registration statement and do not appear to qualify for an exemption from registration under the Securities Act.  On January 4, 2017, a new automatic shelf registration statement on Form S-3 relating to the DRSPP was filed with the SEC and became effective.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for our Company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions and new investments from 2012 to 2016. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Operating Data
Revenues	$900,827	$743,617	$504,787	$418,714	$350,460

Net income	$383,367	$233,315	$221,349	$172,521	$120,698

Net income available to common stockholders	$366,415	$224,524	$221,349	$172,521	$120,698

Per share amounts:
Net income available to common stockholders:
Basic	$1.91	$1.30	$1.75	$1.47	$1.12
Net income :
Diluted	1.90	1.29	1.74	1.46	1.12

Dividends, Common Stock(1)	$2.36	$2.18	$2.02	$1.86	$1.69

Weighted-average common shares outstanding, basic	191,781	172,242	126,550	117,257	107,591
Weighted-average common shares outstanding, diluted	201,635	180,508	127,294	118,100	108,011

	As of December 31,
	2016	2015	2014	2013	2012
	( in thousands)
Balance Sheet Data
Gross investments	$9,166,129	$8,107,352	$4,472,840	$3,924,917	$3,325,533
Total assets (2)	8,949,260	7,989,936	3,896,674	3,439,907	2,960,232
Revolving line of credit	190,000	230,000	85,000	326,000	158,000
Term loans, net (2)	1,094,343	745,693	198,721	196,901	98,896
Other long-term borrowings, net (2)	3,082,511	2,564,320	2,069,811	1,479,208	1,546,263
Total equity	4,211,986	4,100,865	1,401,327	1,300,103	1,011,329

(1)	Dividends per share are those declared and paid during such period.
(2)	As of December 31, 2016, we adopted new accounting guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Adopting this guidance resulted in a reduction to total assets, term loans and other long-term borrowings, which are presented for all periods above in accordance with this new guidance. See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements for additional information.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	changes in the financial position of our operators;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting REITs;
(xv)	the potential impact of changes in the SNF and ALF market or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and
(xvi)	our ability to maintain our status as a real estate investment trust.

Overview and Outlook

We have one reportable segment consisting of investments in healthcare-related real estate properties. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs located in the U.S. and the U.K. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Our portfolio of investments at December 31, 2016, included 996 healthcare facilities, located in 42 states and the U.K. that are operated by 79 third-party operators. Our real estate investment in these facilities totaled approximately $8.9 billion at December 31, 2016, with 99% of our real estate investments related to long-term healthcare facilities. The portfolio is made up of (i) 809 SNFs, (ii) 101 ALFs, (iii) 16 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 44 SNFs and two ALFs and (vi) 23 SNFs that are currently closed or held-for-sale. At December 31, 2016, we also held other investments of approximately $256.8 million, consisting primarily of secured loans to third-party operators of our facilities.

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP and (iii) all direct and indirect wholly-owned subsidiaries of Omega. All inter-company accounts and transactions have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Current market and economic conditions, including deficits at both the federal and state levels could result in additional cost-cutting at both the federal and state levels resulting in additional reductions to reimbursement rates and levels to our operators under both the Medicare and Medicaid programs. State deficits could be exacerbated by the potential for increased enrollment in Medicaid due to prolonged high unemployment levels and declining family incomes, which could cause states to reduce state expenditures under their respective state Medicaid programs by lowering reimbursement rates.

Our operator coverages modestly declined throughout 2016 due to a number of factors, including increased labor costs, a dip in the overall quality mix (Medicare, Medicare, and private pay) as a percentage of operator revenue, which has been driven by continued pressure on the length of stay. We currently believe that our operators can absorb moderate reimbursement rate reductions under Medicaid and Medicare and still meet their obligations to us. However, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

We believe that our operating results display the strength of our conservative balance sheet and operating model against the backdrop of an increasingly difficult operating environment.  Increasing labor and liability costs, evolving reimbursement models and an increasingly aggressive regulatory and enforcement environment may put near term financial strain on many operators within the skilled nursing industry.

2016 and Recent Highlights

Acquisition and Other Investments

In 2016, we completed the following transactions totaling approximately $1.3 billion in new investments.

•	$248 million of new investments with an existing operator. The investments included 21 SNFs from an unrelated third party for $212.5 million and leased them to an existing operator. The SNFs are located in Virginia (7) and North Carolina (14). Omega also acquired title to certain ancillary facilities which includes an office building, a pharmacy building, and other miscellaneous real estate. The SNFs and other real estate were combined into a single 12-year master lease with an existing operator. The Company also provided a $20 million term loan and a $15 million secured working capital loan to the operator. The master lease and term loan have an initial annual cash yield of 8.5% with 2.5% annual escalators. The secured working capital loan has an initial annual cash yield of 8.5%.

•	$337 million of new investments with an existing operator. The investment included 31 SNFs and a $37 million term loan acquired for approximately $337 million from an unrelated third party. The SNFs, located in Florida (6), Kentucky (5) and Tennessee (20), were being operated by an existing operator of the Company. The 31 SNFs were added to the operator’s existing master lease with an initial annual cash yield of 9.0% with 2.5% annual escalators.

•	In addition to aforementioned investments, we also acquired 18 SNFs and 20 ALFs for approximately $480.7 million throughout the U.S. and U.K.

•	$50 million mezzanine loan with a new operator. The mezzanine loan bears interest at LIBOR plus 9.75% per annum (with a 10.50% floor) that matures in February 2019.

•	We invested $50 million for an approximate 15% ownership interest in an unconsolidated joint venture.

•	$136.8 million of investments in our capital expenditure programs.

See “Portfolio and Other Developments” below for a description of 2016 acquisitions and other investments.

Financing Activities

Mortgage Term Loan

As a result of the Aviv Merger in April 2015, we acquired two subsidiaries that were borrowers under a $180.0 million mortgage term loan secured by mortgages on 28 healthcare facilities owned by one of the borrowers. On July 25, 2016, we purchased the $180.0 million mortgage term loan, effectively eliminating the debt on our consolidated financial statements. The term loan was secured by real estate assets having a net carrying value of $290.5 million at June 30, 2016. We paid $180.0 million plus a 1% premium to purchase the debt.

$700 Million 4.375% Senior Notes due 2023

On July 12, 2016, we issued $700 million aggregate principal amount of our 4.375% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at an issue price of 99.739% of their face value before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $692.0 million. The net proceeds from the offering were used to repay outstanding borrowings under our revolving credit facility, to purchase the $180.0 million mortgage term loan and for general corporate purposes. The 2023 Notes mature on August 1, 2023 and pay interest semi-annually.

Unsecured Credit Facility

On January 29, 2016, we entered into the Third Amendment to Credit Agreement (the “Third Amendment to Omega Credit Agreement,”) which amended and restated the existing Credit Agreement, dated June 27, 2014 (as amended and restated pursuant to the First Amendment to Credit Agreement, dated April 1, 2015, the Second Amendment to Credit Agreement, dated August 7, 2015 and the Third Amendment to Omega Credit Agreement, collectively the “Omega Credit Agreement”).

As a result of the amendments, the Omega Credit Facilities (as defined below) now includes a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), a $200 million senior unsecured term loan facility (the “Tranche A-1 Term Loan Facility”), a $200 million senior unsecured incremental term loan facility (the “Tranche A-2 Term Loan Facility”) and a $350 million senior unsecured incremental term loan facility (the “Tranche A-3 Term Loan Facility” and, together with the Revolving Credit Facility, the Tranche A-1 Term Loan Facility and the Tranche A-2 Term Loan Facility, collectively, the “Omega Credit Facilities”). The Tranche A-1 Term Loan Facility, the Tranche A-2 Term Loan Facility and the Tranche A-3 Term Loan Facility may be referred to collectively herein as the “Omega Term Loan Facilities”.

See “Financing Activities and Borrowing Arrangements” below for a description of the 2016 financing activities and borrowing arrangements.

Portfolio and Other Developments

The following tables summarize the significant transactions that occurred between 2016 and 2014. The 2015 table excludes the acquisition of Care Homes in the U.K. and the Aviv Merger in the second quarter of 2015, which are discussed separately below.

2016 Acquisitions and Other

	Number of Facilities		Country/	Total		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield
Period	SNF	ALF	State	Investment			(in millions)		(%)
Q1	-	1	UK	$8.3		$1.4	$6.7	$0.2	7.00
Q1	-	1	UK	6.1		0.6	5.3	0.2	7.00
Q1	10	-	OH, VA, MI	169.0	(3)	10.5	152.5	6.0	8.50
Q1	-	2	GA	20.2		0.8	18.3	1.1	7.50
Q1	3	-	MD	25.0		2.5	19.9	2.6	8.50
Q1	21	-	VA, NC	212.5		19.3	181.1	12.1	8.50
Q2	-	10	UK	111.9	(4)	24.8	83.9	3.2	7.00
Q2	-	3	TX	66.0	(5)	5.8	58.6	1.6	6.80
Q2	3	-	CO, MO	31.8		3.1	26.2	2.5	9.00
Q3	-	1	FL	4.3		2.3	1.8	0.2	8.00
Q3	-	1	GA	2.5		0.2	2.1	0.2	8.00
Q3	-	1	FL	16.5		1.8	14.3	0.4	8.00
Q3	1	-	SC	10.1		2.7	6.5	0.9	9.00
Q3	1	-	OH	9.0	(6)	-	8.6	0.4	9.00
Q3	31	-	FL, KY,TN	329.6	(1)(2)	24.6	290.8	14.2	9.00
Total	70	20		$1,022.8		$100.4	$876.6	$45.8

(1)	The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment once the analysis is completed.
(2)	The Company’s investment includes a purchase option buyout obligation with a fair value of approximately $29.6 million. The future buyout obligation is recorded in accrued expenses and other liabilities on our Consolidated Balance Sheet. The Company also acquired a term loan with a fair value of approximately $37.0 million which is recorded in other investments on our Consolidated Balance Sheet. Refer to Note – 6 Other Investments.
(3)	Acquired from a related party. Refer to Note – 2 Summary of Significant Accounting Policies - Related Party Transactions.
(4)	Omega also recorded a deferred tax asset of approximately $1.9 million in connection with the acquisition.
(5)	The Company paid $63.0 million in cash at closing to acquire the facilities. We have agreed to pay an additional $1.5 million in April 2017 and the remaining $1.5 million in April 2018. The additional consideration to be paid is contractually determined and not contingent on other factors. The $3.0 million liability is recorded in unsecured borrowings – net on our Consolidated Balance Sheet.
(6)	The Company paid approximately $3.5 million in cash to acquire the facility. The remainder of the purchase price (approximately $5.5 million) was funded with the redemption of an other investment note.

During 2016, the Company also acquired five parcels of land which are not reflected in the table above for approximately $8.3 million with the intent of building new facilities for existing operators.

For the year ended December 31, 2016, we recognized rental revenue of approximately $58.1 million and expensed approximately $9.6 million of acquisition related costs in connection with the aforementioned acquisitions. No goodwill was recorded in connection with these acquisitions.

2015 Acquisitions and Other

	Number of Facilities			Total		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield
Period	SNF	ALF	State	Investment			(in millions)		(%)
Q1	1	-	TX	$6.8		$0.1	$6.1	$0.6	9.50
Q3	6	-	NE	15.0		1.4	12.1	1.5	9.00
Q3	1	2	WA	18.0		2.2	14.9	0.9	8.00
Q3	-	2	GA	10.8		1.2	9.0	0.6	7.00
Q3	1	-	VA	28.5	(1)	1.9	24.2	2.4	9.25
Q3	2	-	FL	32.0		1.4	29.0	1.6	9.00
Q3	-	-	NY	111.7	(2)(3)	111.7	-	-	-
Q4	1	-	AZ	0.6	(3)	0.3	0.3	-	9.00
Q4	1	-	TX	5.3		1.8	3.0	0.5	9.50
Total	13	4		$228.7		$122.0	$98.6	$8.1

(1)	In July 2015, we leased the facility to a new operator with an initial lease term of 10 years.
(2)	On July 24, 2015, we purchased five buildings located in New York City, New York for approximately $111.7 million. We and our operator plan to construct a 201,000 square-foot assisted living and memory care facility. The properties were added to the operator’s existing master lease. The lease provides for a 5% annual cash yield on the land during the construction phase. Upon issuance of a certification of occupancy, the annual cash yield will increase to 7% in year one and 8% in year two with 2.5% annual escalators thereafter.
(3)	Accounted for as an asset acquisition.

For the year ended December 31, 2015, we recognized rental revenue of approximately $4.9 million and expensed $2.2 million of acquisition related costs related to the aforementioned acquisitions. No goodwill was recorded in connection with these acquisitions.

Acquisition of Care Homes in the U.K.

On May 1, 2015, we closed on a purchase/leaseback Care Homes Transaction (the “Care Homes Transaction”) for 23 care homes located in the U.K. and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to ALFs in the U.S., are located throughout the East Anglia region (north of London) of the U.K. Healthcare Homes is headquartered in Colchester (Essex County), England. We recorded approximately $193.8 million of assets consisting of land ($20.7 million), building and site improvements ($152.1 million), furniture and fixtures ($5.3 million) and goodwill ($15.7 million).

For the year ended December 31, 2015, we recognized approximately $9.5 million of rental revenue and expensed approximately $3.2 million of acquisition related costs associated with the Care Homes Transaction.

Aviv Merger

On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega Common Stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of Omega Common Stock to former Aviv stockholders. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building, two mortgages and other investments. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April 1, 2015, the fair value of the consideration exchanged was approximately $2.3 billion.

The following table highlights the final allocation of the assets acquired, liabilities assumed and consideration transferred on April 1, 2015:

(in thousands)
Fair value of net assets acquired:
Land and buildings	$3,107,530
Investment in direct financing leases	26,823
Mortgages notes receivable	19,246
Other investments	23,619
Total investments	3,177,218
Goodwill	630,679
Accounts receivables and other assets	17,144
Cash acquired	84,858
Accrued expenses and other liabilities	(223,002)
Debt	(1,410,637)
Fair value of net assets acquired	$2,276,260

The completion of the final valuation in the first quarter of 2016 did not result in material changes to our Consolidated Statements of Operations or our Consolidated Balance Sheets from our preliminary purchase price allocation reflected in the December 31, 2015 Form 10-K.

For the year ended December 31, 2015, we recognized approximately $188.4 million of total revenue and expensed approximately $52.1 million in acquisition and merger related costs in connection with the Aviv Merger.

Included within accrued expenses and other liabilities is a $67.3 million contingent liability related to a leasing arrangement with an operator assumed as a result of the Aviv Merger.

2014 Acquisitions and Other

	Number of Facilities			Total	Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield
Period	SNF	ALF	State	Investment	(in millions)			(%)
Q1	-	1	AZ	$4.7	$0.4	$3.9	$0.4	9.75
Q2/Q3	3	-	GA, SC	34.6	0.9	32.1	1.6	9.50
Q3	1	-	TX	8.2	0.4	7.4	0.4	9.75
Q4	-	4	PA,OR,AR	84.2	5.1	76.7	2.4	6.00
	4	5		$131.7	$6.8	$120.1	$4.8

For the year ended December 31, 2014, we recognized rental revenue of approximately $3.2 million and expensed $3.9 million of acquisition costs related to the above transactions. No goodwill was recorded in connection with these acquisitions.

Transition of Two West Virginia Facilities to a New Operator

On July 1, 2014, we transitioned two West Virginia SNFs that we previously leased to Diversicare Healthcare Services (“Diversicare” and formerly known as Advocat) to a new unrelated third party operator. The two facilities represented 150 operating beds. We amended our Diversicare master lease to reflect the transition of the two facilities to the new operator and for the year ended December 31, 2014 recorded a $0.8 million provision for uncollectible straight-line accounts receivable. Simultaneous with the Diversicare master lease amendment, we entered into a 12-year master lease with a new third party operator.

$415 Million of Refinancing/Consolidating Mortgage Loans due 2029

On June 30, 2014, we entered into an agreement to refinance/consolidate $117 million in existing mortgages with maturity dates ranging from 2021 to 2023 on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities. The original $415 million mortgage matures in 2029 and was secured by 31 facilities. The new loan bore an initial annual cash interest rate of 9.0% that increases by 0.225% per year (e.g., beginning in year 2 the annual cash interest rate will be 9.225%, in year 3 the annual cash interest rate will be 9.45%, etc.). The mortgage is cross-defaulted and cross-collateralized with our existing master lease and other investment notes with the operator.

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

$112.5 Million of New Mortgage Loan

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator. The loan is secured by 7 SNFs and 2 ALFs located in Pennsylvania (7) and Ohio (2). The mortgage is cross-defaulted and cross-collateralized with our existing master lease with the operator.

Mortgage Note due 2028

On April 29, 2016, an existing operator exercised an option to repay certain mortgage notes. We received proceeds of approximately $47.8 million for the mortgage notes due. In connection with the repayment of the mortgage notes we recognized a net gain of approximately $5.4 million which is recorded in mortgage interest income on our Consolidated Statement of Operations.

Asset Sales, Impairments and Other

In 2016, we sold 38 facilities (21 previously held-for-sale) for approximately $169.6 million in net proceeds recognizing a gain of approximately $50.2 million. We also recorded a total of $58.7 million provision for impairment related to 29 facilities to reduce their net book value to their estimated fair value less costs to sell. To estimate the fair value of these facilities we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties).

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

The recorded 2016 impairments were primarily the result of a decision to exit certain non-strategic facilities and operators primarily related to facilities acquired in the Aviv Merger. The recorded 2015 and 2014 impairments are primarily the result of closing facilities or updating the estimated proceeds we expected to receive for the sale of closed facilities at that time. See “Note 8 – Assets Held For Sale” for more details.

As of December 31, 2016, 2015 and 2014, we do not have any material properties or operators with facilities that are not materially occupied.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Operating Revenues

Our operating revenues for the year ended December 31, 2016, were $900.8 million, an increase of $157.2 million over the same period in 2015. Following is a description of certain of the changes in operating revenues for the year ended December 31, 2016 compared to 2015:

•	Rental income was $743.9 million, an increase of $137.9 million over the same period in 2015. The increase was the result of the Aviv Merger and Care Homes Transaction and other acquisitions and lease amendments made throughout 2015 and 2016.

•	Direct financing lease income was $62.3 million, an increase of $2.4 million over the same period in 2015. The increase was primarily related to the full year impact of two direct financing leases assumed in the Aviv Merger and incremental revenue associated with the New Ark direct financing lease.

•	Mortgage interest income totaled $69.8 million, an increase of $0.9 million over the same period in 2015. The increase was primarily due to a net gain of approximately $5.4 million resulting from an operator repaying certain mortgage notes and $2.3 million of incremental interest income due to additional funding to existing operators, offset by reduction of approximately $6.9 million of interest income resulting from mortgage loan payoffs.

•	Other investment income totaled $21.9 million, an increase of $14.3 million over the same period in 2015. The increase was primarily related to the issuance of new notes and additional funding to existing operators.

Operating Expenses

Operating expenses for the year ended December 31, 2016, were $391.1 million, an increase of approximately $58.7 million over the same period in 2015. Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2016 compared to 2015:

•	Our depreciation and amortization expense was $267.1 million for the year ended December 31, 2016, compared to $210.7 million for the same period in 2015. The increase of $56.4 million was primarily due to the acquisitions made throughout 2015 and 2016.

•	Our general and administrative expense was $45.9 million, compared to $38.6 million for the same period in 2015. The increase is primarily related to additional employees resulting from the Aviv Merger and professional service costs.

•	In 2016, acquisition and merger related costs were $9.6 million, compared to $57.5 million for the same period in 2015. The $47.9 million decrease was primarily the result of the Aviv Merger in April 2015 and Care Homes Transaction in May 2015.

•	In 2016, we recorded $58.7 million of provision for impairment, compared to $17.7 million for the same period in 2015. The 2016 impairment related to 29 facilities to reduce their net book value to their estimated fair value less costs to sell. In 2015, we impaired six SNFs and recorded a $17.7 million provision for impairment related to these facilities.

•	Our provision for uncollectible mortgages, notes and accounts receivable was $9.8 million, compared to $7.9 million for the same period in 2015. In 2016, we recorded a $5.6 million provision on three loans reducing their book value to the fair value of the underlying collateral. In addition, we entered into agreements to transition 28 facilities from one of our former operators to a new existing operator. As a result of the transition, we wrote off approximately $3.4 million of straight line receivable from the former operator. In 2015, we wrote-off $4.7 million of straight line receivable and effective interest balances associated with four leases and three mortgages with an existing operator. We transitioned the facilities to a new operator in January 2016. We also recorded a $3.0 million provision for a note that we impaired in 2015.

Other Income (Expense)

For the year ended December 31, 2016, total other expenses were $175.6 million, a decrease of approximately $7.5 million over the same period in 2015. The $7.5 million decrease was primarily the result of a $26.7 million decrease in interest refinancing charges related to the prepayment of debt in 2015. The decrease was offset by a $16.7 million increase in interest expense primarily due to an increase in borrowings outstanding to fund new investments and a $2.4 million increase in interest – amortization of deferred financing cost.

2016 Taxes

Because we qualify as a REIT, we generally are not subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. For tax year 2016, we made common dividend payments of $453.2 million to satisfy REIT requirements relating to qualifying income. Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of December 31, 2016, one of our TRSs had a net operating loss carry-forward of approximately $0.8 million. The loss carry-forward is fully reserved as of December 31, 2016 with a valuation allowance due to uncertainties regarding realization.

During the year ended December 31, 2016, we recorded approximately $3.3 million of federal, state and local income tax provision and approximately $1.9 million of tax benefit for foreign income taxes.

Net Income

Net income for the year ended December 31, 2016 was $383.4 million compared to $233.3 million for the same period in 2015.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”), for the year ended December 31, 2016, was $660.1 million, compared to $455.3 million for the same period in 2015.

We calculate and report NAREIT FFO in accordance with the definition of Funds from Operations and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“NAREIT”), and, consequently, NAREIT FFO is defined as net income (computed in accordance with GAAP), adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We believe that NAREIT FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. NAREIT FFO was designed by the real estate industry to address this issue. NAREIT FFO herein is not necessarily comparable to NAREIT FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

The following table presents our NAREIT FFO results for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in thousands)
Net income	$383,367	$233,315
Deduct gain from real estate dispositions	(50,208)	(6,353)
	333,159	226,962
Elimination of non-cash items included in net income:
Depreciation and amortization	267,062	210,703
Depreciation – unconsolidated joint venture	1,107	—
Add back impairments on real estate properties	58,726	17,681
NAREIT FFO (a)	$660,054	$455,346

(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Operating Revenues

Our operating revenues for the year ended December 31, 2015, were $743.6 million, an increase of $238.8 million over the same period in 2014. Following is a description of certain of the changes in operating revenues for the year ended December 31, 2015 compared to 2014:

•	Rental income was $606.0 million, an increase of $217.5 million over the same period in 2014. The increase was the result of the Aviv Merger and Care Homes Transaction and other acquisitions and lease amendments made throughout 2014 and 2015.

•	Direct financing lease income was $59.9 million, an increase of $3.2 million over the same period in 2014. The increase was primarily related to two direct financing leases assumed in the Aviv Merger and incremental revenue associated with the New Ark direct financing lease.

•	Mortgage interest income totaled $68.9 million, an increase of $15.9 million over the same period in 2014. The increase was primarily due to timing of mortgage investments. During the second quarter of 2014, we entered into a $415 million mortgage with an existing operator. See “Portfolio and Other Developments” above for additional information.

•	Other investment income totaled $7.5 million, an increase of $1.2 million over the same period in 2014. The increase was primarily related to interest received from loans related to the Aviv Merger in April 2015.

Operating Expenses

Operating expenses for the year ended December 31, 2015, were $332.3 million, an increase of approximately $172.9 million over the same period in 2014. Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2015 compared to 2014:

•	Our depreciation and amortization expense was $210.7 million for the year ended December 31, 2015, compared to $123.3 million for the same period in 2014. The increase of $87.4 million was primarily due to the Aviv Merger and Care Homes Transaction.

•	Our general and administrative expense was $38.6 million, compared to $25.9 million for the same period in 2014. The increase is primarily related to the Aviv Merger, including additional stock-based compensation expense.

•	In 2015, acquisition and merger related costs were $57.5 million, compared to $3.9 million for the same period in 2014. The $53.6 million increase was primarily the result of the Aviv Merger in April 2015 and Care Homes Transaction in May 2015.

•	In 2015, we recorded $17.7 million of provision for impairment, compared to $3.7 million for the same period in 2014. The 2015 impairment related to six SNFs to reduce their net book values to their estimated fair values less costs to sell. In 2014, we closed two SNFs and recorded a $3.7 million provision for impairment related to these facilities.

•	Our provision for uncollectible mortgages, notes and accounts receivable was $7.9 million, compared to $2.7 million for the same period in 2014. In 2015, we wrote-off $4.7 million of straight line receivable and effective interest balances associated with four leases and three mortgages with an existing operator. We transitioned the facilities to a new operator in January 2016. We also recorded a $3.0 million provision for a note that we impaired in 2015. In 2014, we recorded $2.7 million provision for uncollectible receivables related to (i) a write-off of an effective yield interest receivable related to the refinancing (termination) of a mortgage receivable (see $415 Million of Refinancing/Consolidating Mortgage Loan above) and (ii) a straight-line receivable related to the transition of two facilities from an existing operator to a new operator.

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

In connection with the Care Homes Transaction in May 2015, we acquired 10 legal entities consisting of 23 facilities. The tax basis in these legal entities acquired for U.K. taxes was approximately $82 million less than the purchase price. We recorded a preliminary initial deferred tax liability associated with the temporary tax basis difference of approximately $15 million.

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

National Association of Real Estate Investment Trusts Funds From Operations

Our NAREIT FFO for the year ended December 31, 2015, was $455.3 million, compared to $345.4 million for the same period in 2014.

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

Liquidity and Capital Resources

At December 31, 2016, we had total assets of $8.9 billion, total equity of $4.2 billion and debt of $4.4 billion, with such debt representing approximately 50.9% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2016:

	Payments due by period
	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in thousands)
Debt(1)	$4,417,954	$302,788	$394,197	$372,868	$3,348,101
Interest payments on long-term debt	1,412,368	184,993	346,816	330,596	549,963
Operating lease and other obligations	16,109	2,341	5,070	4,603	4,095
Total	$5,846,431	$490,122	$746,083	$708,067	$3,902,159

(1)	The $4.4 billion of debt outstanding includes: (i) $190.0 million in borrowings under the Revolving Credit Facility due in June 2018; (ii) $200 million under the Tranche A-1 Term Loan Facility due on June 2019, (iii) $200 million under the Tranche A-2 Term Loan Facility due June 2017, (iv) $100 million under the Omega OP Term Loan Facility due June 2017, (v) $250 million under the 2015 Term Loan Facility due December 2022, (vi) $350 million under the Tranche A-3 Term Loan Facility due January 2021; (vii) $400 million of 5.875% Senior Notes due March 2024; (viii) $400 million of 4.95% Senior Notes due April 2024; (ix) $250 million of 4.50% Senior Notes due January 2025; (x) $600 million of 5.25% Senior Notes due January 2026; (xi) $700 million of 4.375% Senior Notes due August 2023; (xii) $700 million of 4.5% Senior Notes due April 2027; (xiii) $20 million of 9.0% per annum subordinated debt maturing in December 2021 and (xiv) $55 million of HUD debt at 3.06% per annum maturing in July 2044.

Financing Activities and Borrowing Arrangements

Mortgage Term Loan

As a result of the Aviv Merger in April 2015, we acquired two subsidiaries that were borrowers under a $180.0 million mortgage term loan secured by mortgages on 28 healthcare facilities owned by one of the borrowers. On July 25, 2016, we purchased the $180.0 million mortgage term loan, effectively eliminating the debt on our consolidated financial statements. The term loan was secured by real estate assets having a net carrying value of $290.5 million at June 30, 2016. The interest rate was based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at June 30, 2016 was 4.13% per annum. We paid $180.0 million plus a 1% premium to purchase the debt.

$700 Million 4.375% Senior Notes due 2023

On July 12, 2016, we issued $700 million aggregate principal amount of our 4.375% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at an issue price of 99.739% of their face value before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $692.0 million. The net proceeds from the offering were used to repay outstanding borrowings under our revolving credit facility, to purchase the $180.0 million mortgage term loan and for general corporate purposes. The 2023 Notes mature on August 1, 2023 and pay interest semi-annually.

Credit Facilities

On January 29, 2016, we entered into the Third Amendment to Credit Agreement (the “Third Amendment to Omega Credit Agreement,” as defined below) which amended and restated the existing Credit Agreement, dated June 27, 2014 (as amended and restated pursuant to the First Amendment to Credit Agreement, dated April 1, 2015, the Second Amendment to Credit Agreement, dated August 7, 2015 and the Third Amendment to Omega Credit Agreement, collectively the “Omega Credit Agreement”). As a result of the amendments, the Omega Credit Facilities (as defined below) now includes a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), a $200 million senior unsecured term loan facility (the “Tranche A-1 Term Loan Facility”), a $200 million senior unsecured incremental term loan facility (the “Tranche A-2 Term Loan Facility”) and a $350 million senior unsecured incremental term loan facility which was borrowed in 2016 (the “Tranche A-3 Term Loan Facility” and, together with the Revolving Credit Facility, the Tranche A-1 Term Loan Facility and the Tranche A-2 Term Loan Facility, collectively, the “Omega Credit Facilities”). The Tranche A-1 Term Loan Facility, the Tranche A-2 Term Loan Facility and the Tranche A-3 Term Loan Facility may be referred to collectively herein as the “Omega Term Loan Facilities”.

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

As of December 31, 2016, we have approximately $940 million outstanding on the Omega Credit Facilities.

$500 Million Equity Shelf Program

On September 3, 2015, we entered into separate Equity Distribution Agreements (collectively, the “Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $500 million (the “2015 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”). Under the terms of the Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $500 million. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share for shares sold through such Manager under the applicable Equity Shelf Agreement.

For the year ended December 31, 2016, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $29.97 per share, generating gross proceeds of approximately $20.4 million, before $0.7 million of commissions and expenses. For the year ended December 31, 2015, we did not issue any shares under the 2015 Equity Shelf Program.

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

In 2016, we paid dividends of $453.2 million to our common stockholders.

Common Dividends

On January 12, 2017, the Board of Directors declared a common stock dividend of $0.62 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter. The common dividends were paid February 15, 2017 to common stockholders of record on January 31, 2017.

On October 13, 2016, the Board of Directors declared a common stock dividend of $0.61 per share, increasing the quarterly common dividend rate by $0.01 per share over the previous quarter. The common dividends were paid November 15, 2016 to common stockholders of record as of the close of business on October 31, 2016.

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

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our Omega Credit Facilities, as amended and expected proceeds from mortgage payoffs are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $93.7 million as of December 31, 2016, an increase of $88.3 million as compared to the balance at December 31, 2015. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $625.8 million of net cash flow for the year ended December 31, 2016, as compared to $463.9 million for the same period in 2015. The increase was primarily related to additional cash flow generated from the approximate $1.3 billion of new investments in 2016 plus the full year impact of the 2015 acquisitions, including the Aviv Merger and Care Homes Transaction.

Investing Activities – Net cash flow from investing activities was an outflow of $1.1 billion for the year ended December 31, 2016, as compared to an outflow of $397.4 million for the same period in 2015. The $716.5 million increase in cash outflow from investing activities related primarily to (i) an increase of $665.6 million in acquisitions in 2016 compared to the same period of 2015, (ii) an increase of net cash outflow of $155.2 million from other investments – net in 2016 compared to the same period of 2015, (iii) an increase of $50.0 million in investment in unconsolidated joint venture in 2016 compared to the same period of 2015, (iv) an increase of $34.7 million in mortgage investments in 2016 compared to the same period of 2015 and (v) an increase of $14.1 million in our capital renovation programs in 2016 compared to the same period of 2015. Offsetting these cash outflows was: (i) a $128.1 million increase in proceeds from the sale of real estate investments in 2016 compared to the same period in 2015, (ii) a decrease of $95.2 million in investment in construction in progress in 2016 as compared to the same period of 2015, (iii) a $84.9 million decrease in cash resulting from the Aviv Merger in 2015, (iv) a $58.6 million increase in the collection of mortgage principal primarily related to existing operators repaying certain mortgages.

Financing Activities – Net cash flow from financing activities was an inflow of $576.3 million for the year ended December 31, 2016 as compared to an outflow of $65.3 million for the same period in 2015. The $641.6 million increase in cash flow from financing activities was primarily related to (i) inflows of $866.9 million in net long-term borrowings in 2016 as compared to a use of approximately $349.2 million in cash in 2015 and (ii) an increase in net proceeds of $89.2 million from our dividend reinvestment plan in 2016 as compared to the same period in 2015. Offsetting these inflows was (i) a net decrease in cash provided by our credit facility of $185.0 million, in 2015 our credit facility provided $145.0 million in cash as compared to a use of $40.0 million in cash in 2016, (ii) in 2016 dividends paid increased by $94.9 million and (iii) a $419.7 million decrease in cash proceeds from the issuance of common stock in 2016 compared to the same period in 2015.

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

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. As of December 31, 2016 and 2015, $3.3 million and $3.3 million, respectively, of unamortized direct costs related to originating the direct financing leases have been deferred and recorded in our Consolidated Balance Sheets.

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

Depreciation and Asset Impairment

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation is computed on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings, eight to 15 years for site improvements and three to ten years for furniture, fixtures and equipment. Management evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance, legal structure as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess of historical cost over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment of the Company’s assets in a future period that could be material to the Company’s results of operations.

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

For the years ended December 31, 2016, 2015, and 2014, we recognized impairment losses of $58.7 million, $17.7 million and $3.7 million, respectively.

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

We currently account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impairment loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost recovery method, we apply cash received against the outstanding loan balance or direct financing leases prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of December 31, 2016 and 2015, we had $8.7 million and $3.0 million, respectively, of reserves on our mortgages and other investments and no reserves on our direct financing leases.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

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

Other investments - The fair value of other investments is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Borrowings under variable rate agreements - Our variable rate debt as of December 31, 2016 includes our credit facilities and term loans. The fair value of our borrowings under variable rate agreements is estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes -The fair value of the senior unsecured notes is estimated based on open market trading activity provided by third parties.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2016 was approximately $4.4 billion. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $246 million at December 31, 2016.

We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We entered into interest rate swap agreements that effectively fixes the interest rate on the 2015 Term Loan Facility at 3.8005% per annum beginning December 30, 2016 through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. At December 31, 2016 and December 31, 2015, we had $1.5 million and $0.7 million, respectively, of qualifying cash flow hedges recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets. The forward-starting swap contract was deemed to be a highly effective cash flow hedge and we elected to designate the forward-starting swap contract as an accounting hedge.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 is included in “Note 20 – Summary of Quarterly Results (Unaudited)” to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2016, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on management’s assessment, management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm's attestation report is included in our 2016 financial statements under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-53
Schedule IV – Mortgage Loans on Real Estate	F-54

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

(c) Financial Statement Schedules — The following consolidated financial statement schedules are included herein:

Schedule III — Real Estate and Accumulated Depreciation.

Schedule IV — Mortgage Loans on Real Estate.

Item 16 - Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Omega Healthcare Investors, Inc.

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 24, 2017

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2016	2015

ASSETS
Real estate properties
Real estate investments (see Note 3)	$7,566,358	$6,743,958
Less accumulated depreciation	(1,240,336)	(1,019,150)
Real estate investments – net	6,326,022	5,724,808
Investments in direct financing leases – net	601,938	587,701
Mortgage notes receivable – net	639,343	679,795
	7,567,303	6,992,304
Other investments	256,846	89,299
Investment in unconsolidated joint venture	48,776	—
Assets held for sale – net	52,868	6,599
Total investments	7,925,793	7,088,202

Cash and cash equivalents	93,687	5,424
Restricted cash	13,589	14,607
Accounts receivable – net	240,035	203,862
Goodwill	643,474	645,683
Other assets	32,682	32,158
Total assets	$8,949,260	$7,989,936

LIABILITIES AND EQUITY
Revolving line of credit	$190,000	$230,000
Term loans – net	1,094,343	745,693
Secured borrowings – net	54,365	235,593
Unsecured borrowings – net	3,028,146	2,328,727
Accrued expenses and other liabilities	360,514	333,706
Deferred income taxes	9,906	15,352
Total liabilities	4,737,274	3,889,071

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 196,142 shares as of December 31, 2016 and 187,399 as of December 31, 2015	19,614	18,740
Common stock – additional paid-in capital	4,861,408	4,609,474
Cumulative net earnings	1,738,937	1,372,522
Cumulative dividends paid	(2,707,387)	(2,254,038)
Accumulated other comprehensive loss	(53,827)	(8,712)
Total stockholders’ equity	3,858,745	3,737,986
Noncontrolling interest	353,241	362,879
Total equity	4,211,986	4,100,865
Total liabilities and equity	$8,949,260	$7,989,936

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue
Rental income	$743,885	$605,991	$388,443
Income from direct financing leases	62,298	59,936	56,719
Mortgage interest income	69,811	68,910	53,007
Other investment income – net	21,852	7,534	6,369
Miscellaneous income	2,981	1,246	249
Total operating revenues	900,827	743,617	504,787

Expenses
Depreciation and amortization	267,062	210,703	123,257
General and administrative	45,867	38,568	25,888
Acquisition and merger related costs	9,582	57,525	3,948
Impairment loss on real estate properties	58,726	17,681	3,660
Provisions for uncollectible mortgages, notes and accounts receivable	9,845	7,871	2,723
Total operating expenses	391,082	332,348	159,476

Income before other income and expense	509,745	411,269	345,311
Other income (expense)
Interest income	173	285	44
Interest expense	(164,103)	(147,381)	(119,369)
Interest – amortization of deferred financing costs	(9,345)	(6,990)	(4,459)
Interest – refinancing costs	(2,113)	(28,837)	(3,041)
Realized loss on foreign exchange	(232)	(173)	-
Total other expense	(175,620)	(183,096)	(126,825)

Income before gain on assets sold	334,125	228,173	218,486
Gain on assets sold – net	50,208	6,353	2,863
Income from continuing operations	384,333	234,526	221,349
Income tax expense	(1,405)	(1,211)	-
Income from unconsolidated joint venture	439	-	-
Net income	383,367	233,315	221,349
Net income attributable to noncontrolling interest	(16,952)	(8,791)	-
Net income available to common stockholders	$366,415	$224,524	$221,349

Income per common share available to common stockholders:
Basic:
Net income available to common stockholders	$1.91	$1.30	$1.75
Diluted:
Net income	$1.90	$1.29	$1.74

Weighted-average shares outstanding, basic	191,781	172,242	126,550
Weighted-average shares outstanding, diluted	201,635	180,508	127,294

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$383,367	$233,315	$221,349
Other comprehensive income (loss)
Foreign currency translation	(46,535)	(8,413)	-
Cash flow hedges	(702)	(718)	-
Total other comprehensive income (loss)	(47,237)	(9,131)	-
Comprehensive income	336,130	224,184	221,349
Comprehensive income attributable to noncontrolling interest (1)	(14,830)	(8,373)	-
Comprehensive income attributable to common stockholders (1)	$321,300	$215,811	$221,349

(1)	The 2015 amount has been adjusted to increase the comprehensive income attributable to the noncontrolling interest and decrease the comprehensive income attributable to common stockholders by $8.8 million.

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013 (123,530 common shares)	$12,353	$1,998,169	$926,649	$(1,637,068)	$—	$1,300,103	$—	$1,300,103
Grant of restricted stock to company directors (12 shares at $35.79 per share)	1	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	8,382	—	—	—	8,382	—	8,382
Vesting of restricted stock, net of tax withholdings (126 shares)	13	(3,590)	—	—	—	(3,577)	—	(3,577)
Dividend reinvestment plan (2,084 shares at $34.32 per share)	208	71,279	—	—	—	71,487	—	71,487
Grant of stock as payment of directors fees (6 shares at an average of $35.52 per share)	1	199	—	—	—	200	—	200
Equity Shelf Program (1,848 shares at $34.33 per share, net of issuance costs)	185	61,796	—	—	—	61,981	—	61,981
Common dividends declared ($2.02 per share).	—	—	—	(258,598)	—	(258,598)	—	(258,598)
Net income	—	—	221,349	—	—	221,349	—	221,349
Balance at December 31, 2014 (127,606 common shares)	12,761	2,136,234	1,147,998	(1,895,666)	—	1,401,327	—	1,401,327
Grant of restricted stock to company directors (21 shares at $35.70 per share)	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	11,133	—	—	—	11,133	—	11,133
Vesting/exercising of equity compensation, net of tax withholdings (941 shares)	94	(26,800)	—	—	—	(26,706)	—	(26,706)
Dividend reinvestment plan (4,184 shares at $36.06 per share)	418	150,429	—	—	—	150,847	—	150,847
Value of assumed options in Aviv Merger	—	109,346	—	—	—	109,346	—	109,346
Value of assumed other equity compensation plan in Aviv Merger	—	12,644	—	—	—	12,644	—	12,644
Grant of stock as payment of directors fees (9 shares at an average of $35.94 per share)	1	312	—	—	—	313	—	313
Deferred compensation directors	—	1,444	—	—	—	1,444	—	1,444
Issuance of common stock (10,925 shares at an average of $40.32 per share)	1,093	438,229	—	—	—	439,322	—	439,322
Issuance of common stock – Aviv Merger – related (43,713 shares)	4,371	1,776,505	—	—	—	1,780,876	—	1,780,876
Common dividends declared ($2.18 per share)	—	—	—	(358,372)	—	(358,372)	—	(358,372)
OP units issuance (9,165 units)	—	—	—	—	—	—	373,394	373,394
Conversion of OP units (209 units)	—	—	—	—	—	—	(7,251)	(7,251)
OP units distributions	—	—	—	—	—	—	(11,636)	(11,636)
Foreign currency translation	—	—	—	—	(8,027)	(8,027)	(386)	(8,413)
Cash flow hedges	—	—	—	—	(685)	(685)	(33)	(718)
Net income	—	—	224,524	—	—	224,524	8,791	233,315
Balance at December 31, 2015 (187,399 shares & 8,956 OP Units)	18,740	4,609,474	1,372,522	(2,254,038)	(8,712)	3,737,986	362,879	4,100,865
Grant of restricted stock to company directors (18 shares at $33.09 per share)	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	13,790	—	—	—	13,790	—	13,790
Vesting/exercising of equity compensation, net of tax withholdings (773 shares)	77	(23,503)	—	—	—	(23,426)	—	(23,426)
Dividend reinvestment plan (7,215 shares at $33.27 per share)	721	239,320	—	—	—	240,041	—	240,041
Grant of stock as payment of directors fees (10 shares at an average of $31.27 per share)	1	324	—	—	—	325	—	325
Deferred compensation directors	—	(129)	—	—	—	(129)	—	(129)
Equity Shelf Program (656 shares at $29.97 per share, net of issuance costs)	66	19,585	—	—	—	19,651	—	19,651
Common dividends declared ($2.36 per share)	—	—	—	(453,349)	—	(453,349)	—	(453,349)
Conversion of OP units to common stock (72 shares at $35.68 per share)	7	2,559	—	—	—	2,566	—	2,566
Redemption of OP units (94 units)	—	(10)	—	—	—	(10)	(3,289)	(3,299)
OP units distributions	—	—	—	—	—	—	(21,179)	(21,179)
Foreign currency translation	—	—	—	—	(44,468)	(44,468)	(2,067)	(46,535)
Cash flow hedges	—	—	—	—	(647)	(647)	(55)	(702)
Net income	—	—	366,415	—	—	366,415	16,952	383,367
Balance at December 31, 2016 (196,142 shares & 8,862 OP Units)	$19,614	$4,861,408	$1,738,937	$(2,707,387)	$(53,827)	$3,858,745	$353,241	$4,211,986

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$383,367	$233,315	$221,349
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,062	210,703	123,257
Impairment loss on real estate properties	58,726	17,681	3,660
Provision for uncollectible mortgages, notes and accounts receivable	9,845	7,871	2,723
Refinancing costs and amortization of deferred financing costs	11,458	35,827	7,500
Accretion of direct financing leases	(12,157)	(11,007)	(9,787)
Stock-based compensation expense	13,790	11,133	8,592
Gain on assets sold – net	(50,208)	(6,353)	(2,863)
Amortization of acquired in-place leases - net	(13,991)	(13,846)	(4,986)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(4,876)	248	(2,264)
Straight-line rent receivables	(42,091)	(36,057)	(20,956)
Lease inducements	2,589	994	2,656
Effective yield receivable on mortgage notes	(721)	(4,065)	(2,878)
Other operating assets and liabilities	2,998	17,441	11,537
Net cash provided by operating activities	625,791	463,885	337,540
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(959,748)	(294,182)	(131,689)
Cash acquired in merger	—	84,858	—
Investments in construction in progress	(68,983)	(164,226)	—
Investments in direct financing leases	(2,080)	(6,793)	—
Placement of mortgage loans	(48,722)	(14,042)	(529,548)
Investments in unconsolidated joint venture	(50,032)	—	—
Distributions from unconsolidated joint venture	1,318	—	—
Proceeds from sale of real estate investments	169,603	41,543	4,077
Capital improvements to real estate investments	(40,471)	(26,397)	(17,917)
Proceeds from other investments	96,789	45,871	13,589
Investments in other investments	(271,557)	(65,402)	(9,441)
Collection of mortgage principal	59,975	1,359	122,984
Net cash used in investing activities	(1,113,908)	(397,411)	(547,945)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,304,000	1,826,000	900,000
Payments on credit facility borrowings	(1,344,000)	(1,681,000)	(1,141,000)
Receipts of other long-term borrowings	1,048,173	1,838,124	842,148
Payments of other long-term borrowings	(181,249)	(2,187,314)	(242,544)
Payments of financing related costs	(11,830)	(54,721)	(17,716)
Receipts from dividend reinvestment plan	240,041	150,847	71,487
Payments for exercised options and restricted stock	(23,426)	(26,706)	(3,577)
Net proceeds from issuance of common stock	19,651	439,322	61,981
Dividends paid	(453,152)	(358,232)	(258,501)
Redemption of OP Units	(733)	—	—
Distributions to OP Unit Holders	(21,179)	(11,636)	—
Net cash provided by (used in) financing activities	576,296	(65,316)	212,278

Effect of foreign currency translation on cash and cash equivalents	84	(223)	—
Increase in cash and cash equivalents	88,263	935	1,873
Cash and cash equivalents at beginning of year	5,424	4,489	2,616
Cash and cash equivalents at end of year	$93,687	$5,424	$4,489
Interest paid during the year, net of amounts capitalized	$148,326	$145,929	$110,919
Taxes paid during the year	$4,922	$1,016	$—

Non-cash investing and financing activities:

	Year Ended December 31,
	2016	2015	2014
Non- cash investing activities
Non-cash acquisition of businesses (see Note 3 and Note 5 for details)	$(60,079)	$(3,602,040)	$—
Non-cash surrender of mortgage (see Note 5 for details)	25,000	—	—
Non-cash surrender of other investment (see Note 3 for details)	5,500	—	—
Total	$(29,579)	$(3,602,040)	$—
Non-cash financing activities
Assumed Aviv debt	$—	$1,410,637	$—
Stock exchanged in merger	—	1,902,866	—
OP Units exchanged in merger	—	373,394	—
Purchase option buyout obligation (see Note 3 for details)	29,579	—	—
Change in fair value of cash flow hedges	764	718	—
Other unsecured long term borrowing (see Note 3 and Note 12 for details)	3,000	—	—
Total	$33,343	$3,687,615	$—

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of December 31, 2016, the Company owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 4% of the Omega OP Units.

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

Risks and Uncertainties

Our Company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and growing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the rising cost of healthcare services (see Note 10 – Concentration of Risk).

Business Combinations

We record the purchase of properties to net tangible and identified intangible assets acquired and liabilities assumed at fair value. Transaction costs are expensed as incurred as part of a business combination. In making estimates of fair value for purposes of recording the purchase, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities as well as other critical valuation metrics such as current capitalization rates and discount rates used to estimate the fair value of the tangible and intangible assets acquired (Level 3). When liabilities are assumed as part of a transaction, we consider information obtained about the liabilities and use similar valuation metrics (Level 3). In some instances when debt is assumed and an identifiable active market for similar debt is present, we use market interest rates for similar debt to estimate the fair value of the debt assumed (Level 2). The Company determines fair value as follows:

•	Land is determined based on third party appraisals which typically include market comparables.

•	Buildings and site improvements acquired are valued using a combination of discounted cash flow projections that assume certain future revenues and costs and consider capitalization and discount rates using current market conditions as well as replacement cost analysis.

•	Furniture and fixtures are determined based on third party appraisals which typically utilize a replacement cost approach.

•	Intangible assets and liabilities acquired are valued using a combination of discounted cash flow projections as well as other valuation techniques based on current market conditions for the intangible asset or liability being acquired. When evaluating below market leases we consider extension options controlled by the lessee in our evaluation. For additional information regarding above and below market leases assumed as part of an acquisition see “In-Place Leases" below.

•	Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	Assumed debt balances are valued by discounting the remaining contractual cash flows using a current market rate of interest.

•	Stock based compensation and noncontrolling interests are valued using a stock price on the acquisition date.

•	Goodwill represents the purchase price in excess of the fair value of assets acquired and liabilities assumed and the cost associated with expanding our investment portfolio. Goodwill is not amortized.

Asset Acquisitions

For acquisitions not accounted for as a business combination, assets and liabilities are recognized based on their cost to the Company which generally includes transaction costs. The costs of the acquisition are allocated to the assets and liabilities acquired on a relative fair value basis.

Real Estate Investments and Depreciation

The costs of significant improvements, renovations and replacements, including interest are capitalized. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Expenditures for maintenance and repairs are charged to operations as they are incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings, eight to 15 years for site improvements, and three to ten years for furniture, fixtures and equipment. Leasehold interests are amortized over the shorter of the estimated useful life or term of the lease.

As of December 31, 2016 and 2015, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2016 and 2015, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015.

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

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Certain direct financing leases include annual rent escalators; see “Revenue Recognition” below for further discussion regarding the recording of interest income on our direct financing leases. As of December 31, 2016 and 2015, $3.3 million and $3.3 million, respectively, of unamortized direct costs related to originating the direct financing leases have been deferred and recorded in our Consolidated Balance Sheets.

In-Place Leases

In-place lease assets and liabilities result when we assume a lease as part of a facility purchase or business combination. The fair value of in-place leases consists of the following components, as applicable (1) the estimated cost to replace the leases, and (2) the above or below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place at the time of acquisition to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets, and amortized on a straight-line basis as decreases and increases, respectively, to rental income over the estimated remaining term of the underlying leases. Should a tenant terminate the lease, the unamortized portion of the lease intangible is recognized immediately as income or expense. For additional information, see Note 9 – Intangibles.

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

For the years ended December 31, 2016, 2015 and 2014, we recognized impairment losses of $58.7 million, $17.7 million and $3.7 million, respectively. For additional information, see Note 3 – Properties and Note 8 – Assets Held For Sale.

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

We account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impaired loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost-recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of December 31, 2016 and 2015, we had $8.7 million and $3.0 million, respectively, of reserves on our mortgages and other investments and no reserves on our direct financing leases. For additional information, see Note 4 – Direct Financing Leases, Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investment in Unconsolidated Joint Venture

We account for our investment in an unconsolidated joint venture using the equity method of accounting as we exercise significant influence, but do not control the entity.

Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying Consolidated Balance Sheets and the Company's share of net income and comprehensive income from the joint venture is included in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the Company's investment in the unconsolidated joint venture may be other-than-temporarily-impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such a decline in value is deemed to be other than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investment is determined using a discounted cash flow model which is a Level 3 valuation. We consider a number of assumptions that are subject to economic and market uncertainties including, among others, rental rates, operating costs, capitalization rates, holding periods and discount rates.

No impairment loss on our investment in unconsolidated joint venture was recognized during the year ended December 31, 2016.

Assets Held for Sale

We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property's value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation. For additional information, see Note 8 – Assets Held for Sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value. The majority of our cash and cash equivalents are held at major commercial banks.

Restricted Cash

Restricted cash consists primarily of funds escrowed for tenants’ security deposits required by us pursuant to certain contractual terms (see Note 11 – Lease and Mortgage Deposits).

Accounts Receivable

Accounts receivable includes: contractual receivables, effective yield interest receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts. Contractual receivables relate to the amounts currently owed to us under the terms of our lease and loan agreements. Effective yield interest receivables relate to the difference between the interest income recognized on an effective yield basis over the term of the loan agreement and the interest currently due to us according to the contractual agreement. Straight-line rent receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to us according to the contractual agreement. Lease inducements result from value provided by us to the lessee, at the inception or renewal of the lease, and are amortized as a reduction of rental revenue over the non-cancellable lease term.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of our net receivables by type is as follows:

	December 31,
	2016	2015
	(in thousands)

Contractual receivables	$13,376	$8,452
Effective yield interest receivables	9,749	9,028
Straight-line rent receivables	208,874	175,709
Lease inducements	8,393	10,982
Allowance	(357)	(309)
Accounts receivable – net	$240,035	$203,862

In 2016, we wrote-off approximately $4.3 million of straight-line rent receivable. The write-off primarily related to the transition of facilities from a former operator to a current operator.

In 2015, we wrote-off $3.2 million of straight-line rent receivables and $1.5 million of effective yield interest receivables associated with four facilities that were transitioned to a new operator and three mortgages that were repaid prior to their maturity. This transaction closed in 2016.

In 2014, we wrote-off $0.8 million of straight-line rent receivables associated with a lease amendment to an existing operator for two facilities that were transitioned to a new operator and $2.0 million of effective yield interest receivables associated with the termination of a mortgage note that was due November 2021.

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

In the first step of the two-step goodwill impairment test (“Step 1”), we compare the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by reference to the market capitalization of the Company as determined through quoted market prices and adjusted for other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step (“Step 2”) of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. The Company has not been required to perform Step 2 of the process because the fair value of the reporting unit has significantly exceeded its book value at the measurement date. There was no impairment of goodwill during 2016 and 2015.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur. For additional information on income taxes, see Note 14 – Taxes.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

We recognize stock-based compensation expense adjusted for estimated forfeitures to employees and directors, in general and administrative in our Consolidated Statements of Operations on a straight-line basis over the requisite service period of the awards, see Note 17 – Stock-Based Compensation for additional details.

Deferred Financing Costs and Original Issuance Premium and/or Discounts for Debt Issuance

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which clarifies the SEC staff’s position not objecting to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing such costs, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-03 and ASU 2015-15 as of December 31, 2016 using the full retrospective method and adjusted the balance sheet for each period presented to reflect the new accounting guidance. See “Change in Accounting Principle” below.

External costs incurred from the placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Deferred financing costs related to our revolving line of credit are included in other assets on our Consolidated Balance Sheets and deferred financing costs related to our other borrowings are included as a direct deduction from the carrying amount of the related debt liability on our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. All premiums and discounts are recorded as an addition to or reduction from debt on our Consolidated Balance Sheets. Amortization of deferred financing costs and original issuance premiums or discounts totaled $9.3 million, $7.0 million and $4.5 million in 2016, 2015 and 2014, respectively, and are classified as interest - amortization of deferred financing costs on our Consolidated Statements of Operations. When financings are terminated, unamortized deferred financing costs and unamortized premiums or discounts, as well as charges incurred for the termination, are recognized as expense or income at the time the termination is made. Gains and losses from the extinguishment of debt are presented in interest-refinancing costs on our Consolidated Statements of Operations.

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period. Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock units and the assumed issuance of additional shares related to Omega OP Units held by outside investors. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents that participate in undistributed earnings with common stockholders are considered participating securities that shall be included in the two-class method of computing basic EPS. The impact of the two class method is immaterial. For additional information, see Note 21 – Earnings Per Share.

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

Effective June 30, 2015, the Company (through Merger Sub, in its capacity as the general partner of Aviv OP) caused Aviv OP to make a distribution of Omega OP Units held by Aviv OP (or equivalent value) to Aviv OP investors (the “Aviv OP Distribution”) in connection with the liquidation of Aviv OP. As a result of the Aviv OP Distribution, Omega directly and indirectly owned approximately 95% of the outstanding Omega OP Units, and the other investors owned approximately 5% of the outstanding Omega OP Units. As a part of the Aviv OP Distribution, Omega settled approximately 0.2 million units via cash settlement. As of December 31, 2016, Omega directly and indirectly owns approximately 96% of the outstanding Omega OP Units, and the other investors own approximately 4% of the outstanding Omega OP Units.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Derivative Instruments

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities on the Consolidated Balance Sheets at fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, whereas the change in fair value of the ineffective portion is recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At December 2016 and 2015, we had $1.5 million and $0.7 million, respectively, of qualifying cash flow hedges recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets.

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

Change in Accounting Principle

We have retrospectively adjusted the presentation of deferred financing costs on the Company’s Consolidated Balance Sheets for all prior periods, as required by ASU 2015-03 and ASU 2015-15. The guidance requires debt issuance costs to be presented as a direct deduction from the related debt liability rather than as an asset, except for costs associated with our revolving credit facility. The prior period amounts that have been impacted by the new accounting guidance were retrospectively adjusted to their respective debt liability line items on the Company’s Consolidated Balance Sheets.

The following table presents the impact of the change in accounting principle to the Consolidated Balance Sheets of the Company as of December 31, 2016:

	As of December 31, 2016
	Term Loans, net	Secured Borrowings, net	Unsecured Borrowings, net
	(in thousands)
Prior to change in accounting principle	$1,100,000	$54,954	$3,055,849
Impact of change in accounting principle	(5,657)	(589)	(27,703)
As reported	$1,094,343	$54,365	$3,028,146

The following table presents the impact of the change in accounting principle to the Consolidated Balance Sheets of the Company as of December 31, 2015:

	As of December 31, 2015
	Term Loans, net	Secured Borrowings, net	Unsecured Borrowings, net
	(in thousands)
As previously reported	$750,000	$236,204	$2,352,882
Impact of change in accounting principle	(4,307)	(611)	(24,155)
As adjusted and currently reported	$745,693	$235,593	$2,328,727

Recently Adopted Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations-Clarifying the Definition of a Business (“ASU 2017-01”), which provides a screen to determine when an integrated set of assets and activities (collectively referred to as a set) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. To be considered a business, a set must include, at a minimum an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation of whether a market participant could replace the missing elements. ASU 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business. Lastly, ASU 2017-01 narrows the definition of the term output so that the term is consistent with how outputs are described in ASU 2014-09. We expect this guidance to result in fewer business combinations for the Company. We adopted ASU 2017-01 during the fourth quarter of 2016 as permitted. The impact of adopting ASU 2017-01 was not material to the Company’s consolidated results of operations, financial position and cash flows as of and for the year ended December 31, 2016. No additional disclosures are required at transition.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Accounting Pronouncements - Pending Adoption

In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Company is currently evaluating the provisions of ASU 2014-09 and its related updates and will be closely monitoring developments and additional guidance to determine the potential impact of the new standard. The Company intends to adopt ASU 2014-09 and its subsequent updates in accordance with the modified retrospective approach. We do not expect the adoption of ASU 2014-09 and its updates to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be applied prospectively as of the earliest date practicable. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our Consolidated Statements of Cash Flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted using a retrospective transition method to each period presented. We do not expect the adoption of ASU 2016-18 to have a material impact on our Consolidated Statements of Cash Flows.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 809 SNFs, 101 assisted living facilities (“ALFs”), 16 specialty facilities and one medical office building at December 31, 2016, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the single leases and master leases provide for minimum annual rentals that are typically subject to annual increases. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2016	2015
	(in thousands)
Buildings	$5,954,771	$5,320,482
Land	759,295	670,916
Furniture, fixtures and equipment	454,760	426,040
Site improvements	206,206	132,182
Construction in progress	191,326	194,338
Total real estate investments	7,566,358	6,743,958
Less accumulated depreciation	(1,240,336)	(1,019,150)
Real estate investments - net	$6,326,022	$5,724,808

For the years ended December 31, 2016 and 2015, we capitalized $6.6 million and $3.7 million, respectively of interest to our projects under development.

The future minimum estimated contractual rents due for the remainder of the initial terms of the leases are as follows at December 31, 2016:

(in thousands)
2017	$718,999
2018	711,714
2019	689,641
2020	701,543
2021	705,418
Thereafter	3,732,920
Total	$7,260,235

The following tables summarize the significant transactions that occurred between 2016 and 2014. The 2015 table excludes the acquisition of Care Homes in the U.K. and the Aviv Merger in the second quarter of 2015, which are discussed separately below.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2016 Acquisitions and Other

	Number of Facilities		Country/	Total		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash
Period	SNF	ALF	State	Investment		(in millions)			Yield (%)
Q1	-	1	UK	$8.3		$1.4	$6.7	$0.2	7.00
Q1	-	1	UK	6.1		0.6	5.3	0.2	7.00
Q1	10	-	OH, VA, MI	169.0	(3)	10.5	152.5	6.0	8.50
Q1	-	2	GA	20.2		0.8	18.3	1.1	7.50
Q1	3	-	MD	25.0		2.5	19.9	2.6	8.50
Q1	21	-	VA, NC	212.5		19.3	181.1	12.1	8.50
Q2	-	10	UK	111.9	(4)	24.8	83.9	3.2	7.00
Q2	-	3	TX	66.0	(5)	5.8	58.6	1.6	6.80
Q2	3	-	CO, MO	31.8		3.1	26.2	2.5	9.00
Q3	-	1	FL	4.3		2.3	1.8	0.2	8.00
Q3	-	1	GA	2.5		0.2	2.1	0.2	8.00
Q3	-	1	FL	16.5		1.8	14.3	0.4	8.00
Q3	1	-	SC	10.1		2.7	6.5	0.9	9.00
Q3	1	-	OH	9.0	(6)	-	8.6	0.4	9.00
Q3	31	-	FL, KY,TN	329.6	(1)(2)	24.6	290.8	14.2	9.00
Total	70	20		$1,022.8		$100.4	$876.6	$45.8

(1)	The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment once the analysis is completed.
(2)	The Company’s investment includes a purchase option buyout obligation with a fair value of approximately $29.6 million. The future buyout obligation is recorded in accrued expenses and other liabilities on our Consolidated Balance Sheet. The Company also acquired a term loan with a fair value of approximately $37.0 million which is recorded in other investments on our Consolidated Balance Sheet. Refer to Note – 6 Other Investments.
(3)	Acquired from a related party. Refer to Note – 2 Summary of Significant Accounting Policies - Related Party Transactions.
(4)	Omega also recorded a deferred tax asset of approximately $1.9 million in connection with the acquisition.
(5)	The Company paid $63.0 million in cash at closing to acquire the facilities. We have agreed to pay an additional $1.5 million in April 2017 and the remaining $1.5 million in April 2018. The additional consideration to be paid is contractually determined and not contingent on other factors. The $3.0 million liability is recorded in unsecured borrowings – net on our Consolidated Balance Sheet.
(6)	The Company paid approximately $3.5 million in cash to acquire the facility. The remainder of the purchase price (approximately $5.5 million) was funded with the redemption of an other investment note.

During 2016, the Company also acquired five parcels of land which are not reflected in the table above for approximately $8.3 million with the intent of building new facilities for existing operators.

For the year ended December 31, 2016, we recognized rental revenue of approximately $58.1 million and expensed approximately $9.6 million of acquisition related costs in connection with the aforementioned acquisitions. No goodwill was recorded in connection with these acquisitions.

2015 Acquisitions and Other

	Number of Facilities			Total		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash
Period	SNF	ALF	State	Investment		(in millions)			Yield (%)
Q1	1	-	TX	$6.8		$0.1	$6.1	$0.6	9.50
Q3	6	-	NE	15.0		1.4	12.1	1.5	9.00
Q3	1	2	WA	18.0		2.2	14.9	0.9	8.00
Q3	-	2	GA	10.8		1.2	9.0	0.6	7.00
Q3	1	-	VA	28.5	(1)	1.9	24.2	2.4	9.25
Q3	2	-	FL	32.0		1.4	29.0	1.6	9.00
Q3	-	-	NY	111.7	(2)(3)	111.7	-	-	-
Q4	1	-	AZ	0.6	(3)	0.3	0.3	-	9.00
Q4	1	-	TX	5.3		1.8	3.0	0.5	9.50
Total	13	4		$228.7		$122.0	$98.6	$8.1

(1)	In July 2015, we leased the facility to a new operator with an initial lease term of 10 years.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2)	On July 24, 2015, we purchased five buildings located in New York City, New York for approximately $111.7 million. We and our operator plan to construct a 201,000 square-foot assisted living and memory care facility. The properties were added to the operator’s existing master lease. The lease provides for a 5% annual cash yield on the land during the construction phase. Upon issuance of a certification of occupancy, the annual cash yield will increase to 7% in year one and 8% in year two with 2.5% annual escalators thereafter.
(3)	Accounted for as an asset acquisition.

For the year ended December 31, 2015, we recognized rental revenue of approximately $4.9 million and expensed $2.2 million of acquisition related costs related to the aforementioned acquisitions. No goodwill was recorded in connection with these acquisitions.

Acquisition of Care Homes in the U.K.

On May 1, 2015, we closed on a purchase/leaseback Care Homes Transaction (the “Care Homes Transaction”) for 23 care homes located in the U.K. and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them back to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to ALFs in the U.S., are located throughout the East Anglia region (north of London) of the U.K. Healthcare Homes is headquartered in Colchester (Essex County), England. We recorded approximately $193.8 million of assets consisting of land ($20.7 million), building and site improvements ($152.1 million), furniture and fixtures ($5.3 million) and goodwill ($15.7 million).

For the year ended December 31, 2015, we recognized approximately $9.5 million of rental revenue and expensed approximately $3.2 million of acquisition related costs associated with the Care Homes Transaction.

Aviv Merger

On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega Common Stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of Omega Common Stock to former Aviv stockholders. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building, two mortgages and other investments. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April 1, 2015, the fair value of the consideration exchanged was approximately $2.3 billion.

The following table highlights the final allocation of the assets acquired and liabilities assumed and consideration transferred on April 1, 2015:

(in thousands)
Fair value of net assets acquired:
Land and buildings	$3,107,530
Investment in direct financing leases	26,823
Mortgages notes receivable	19,246
Other investments	23,619
Total investments	3,177,218
Goodwill	630,679
Accounts receivables and other assets	17,144
Cash acquired	84,858
Accrued expenses and other liabilities	(223,002)
Debt	(1,410,637)
Fair value of net assets acquired	$2,276,260

The completion of the final valuation in the first quarter of 2016 did not result in material changes to our Consolidated Statements of Operations or our Consolidated Balance Sheets from our preliminary purchase price allocation reflected in the December 31, 2015 Form 10-K.

For the year ended December 31, 2015, we recognized approximately $188.4 million of total revenue and expensed approximately $52.1 million in acquisition and merger related costs in connection with the Aviv Merger.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Included within accrued expenses and other liabilities is a $67.3 million contingent liability related to a leasing arrangement with an operator assumed as a result of the Aviv Merger.

2014 Acquisitions and Other

	Number of Facilities			Total	Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash
Period	SNF	ALF	State	Investment	(in millions)			Yield (%)
Q1	-	1	AZ	$4.7	$0.4	$3.9	$0.4	9.75
Q2/Q3	3	-	GA, SC	34.6	0.9	32.1	1.6	9.50
Q3	1	-	TX	8.2	0.4	7.4	0.4	9.75
Q4	-	4	PA,OR,AR	84.2	5.1	76.7	2.4	6.00
	4	5		$131.7	$6.8	$120.1	$4.8

For the year ended December 31, 2014, we recognized rental revenue of approximately $3.2 million and expensed $3.9 million of acquisition costs related to the above transactions. No goodwill was recorded in connection with these acquisitions.

Transition of Two West Virginia Facilities to a New Operator

On July 1, 2014, we transitioned two West Virginia SNFs that we previously leased to Diversicare Healthcare Services (“Diversicare” and formerly known as Advocat) to a new unrelated third party operator. The two facilities represented 150 operating beds. We amended our Diversicare master lease to reflect the transition of the two facilities to the new operator and for the year ended December 31, 2014 recorded a $0.8 million provision for uncollectible straight-line accounts receivable. Simultaneous with the Diversicare master lease amendment, we entered into a 12-year master lease with a new third party operator.

Pro Forma Acquisition Results

The businesses acquired in 2015 and 2014 are included in our results of operations from the dates of acquisition. The following unaudited pro forma results reflect the impact of the acquisitions as if they occurred on January 1, 2014. In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made. The following pro forma information is not indicative of future operations.

	Pro Forma
	Year Ended December 31,
	2015	2014
	(in thousands, except per share amounts, unaudited)
Pro forma revenues	$817,642	$789,270
Pro forma net income	$258,927	$318,271

Earnings per share – diluted:
Net income – as reported	$1.29	$1.74
Net income – pro forma	$1.33	$1.74

Asset Sales, Impairments and Other

In 2016, we sold 38 facilities (21 previously held-for-sale) for approximately $169.6 million in net proceeds recognizing a gain of approximately $50.2 million. We also recorded a total of $58.7 million provision for impairment related to 29 facilities to reduce their net book value to their estimated fair value less costs to sell. To estimate the fair value of these facilities we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties).

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2014, we sold four SNFs (three previously held-for-sale) and a parcel of land for total cash proceeds of $4.1 million, resulting in a $2.9 million gain. We also closed two SNFs and recorded a $3.7 million provision for impairment related to these facilities. To estimate the fair value of these facilities we utilized a market approach and Level 3 inputs.

The recorded 2016 impairments were primarily the result of a decision to exit certain non-strategic facilities and operators primarily related to facilities acquired in the Aviv Merger. The recorded 2015 and 2014 impairments are primarily the result of closing facilities or updating the estimated proceeds we expected to receive for the sale of closed facilities at that time. See “Note 8 – Assets Held For Sale” for more details.

NOTE 4 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	December 31,
	2016	2015
	(in thousands)
Minimum lease payments receivable	$4,287,069	$4,320,876
Less unearned income	(3,685,131)	(3,733,175)
Investment in direct financing leases - net	$601,938	$587,701

Properties subject to direct financing leases	58	59

As of December 31, 2016 and 2015 we had seven direct financing leases with four different operators. The following table summarizes our investments in the direct financing leases by operator:

	December 31,
	2016	2015
	(in thousands)
New Ark	$574,581	$560,308
Reliance Health Care Management, Inc.	15,498	15,509
Sun Mar Healthcare	11,443	11,381
Markleysburg Healthcare Investors, LP	416	503
Investment in direct financing leases - net	$601,938	$587,701

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Aviv Merger

On April 1, 2015, we acquired two additional direct financing leases as a result of the Aviv Merger.

As of December 31, 2016, the following minimum rents are due under our direct financing leases for the next five years (in thousands):

2017	2018	2019	2020	2021
$50,772	$52,098	$53,377	$54,677	$55,919

NOTE 5 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2016, mortgage notes receivable relate to 25 fixed rate mortgages on 47 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states, operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2016	2015
	(in thousands)

Mortgage note due 2024; interest at 9.79%	$112,500	$112,500
Mortgage note due 2028; interest at 11.00%	35,964	69,928
Mortgage note due 2029; interest at 9.45%	412,140	413,399
Other mortgage notes outstanding (1)	82,673	83,968
Mortgage notes receivable, gross	643,277	679,795
Allowance for loss on mortgage notes receivable	(3,934)	—
Total mortgages — net	$639,343	$679,795

(1)	Other mortgage notes outstanding have stated interest rates ranging from 8.35% to 12.0% per annum and maturity dates through 2029.

$112.5 Million of Mortgage Note due 2024

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator. The loan is secured by 7 SNFs and 2 ALFs located in Pennsylvania (7) and Ohio (2). The mortgage is cross-defaulted and cross-collateralized with our existing master lease with the operator.

Mortgage Note due 2028

On April 29, 2016, an existing operator exercised an option to repay certain mortgage notes. We received proceeds of approximately $47.8 million for the mortgage notes due. In connection with the repayment of the mortgage notes we recognized a net gain of approximately $5.4 million which is recorded in mortgage interest income on our Consolidated Statement of Operations. The remaining $36.0 million interest only mortgage is secured by three facilities located in Maryland. The interest rate will accrue at a fixed rate of 11% per annum through April 2018. After April 2018, the interest rate will increase to 13.75% per annum. The initial maturity date was extended to December 2028. The mortgage is cross-defaulted and cross-collateralized with our existing master lease and other investment notes with the operator.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$415 Million of Refinancing/Consolidating Mortgage Loans due 2029

On June 30, 2014, we entered into an agreement to refinance/consolidate $117 million in existing mortgages with maturity dates ranging from 2021 to 2023 on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities. The original $415 million mortgage matures in 2029 and was secured by 31 facilities. The new loan bore an initial annual cash interest rate of 9.0% that increases by 0.225% per year (e.g., beginning in year 2 the annual cash interest rate will be 9.225%, in year 3 the annual cash interest rate will be 9.45%, etc.). The mortgage is cross-defaulted and cross-collateralized with our existing master lease and other investment notes with the operator.

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

Conversion of Mortgage Notes due 2046 to Leased Properties

In January 2016, we acquired three facilities via a deed-in-lieu of foreclosure from a mortgagor. The fair value of the facilities approximated the $25 million carrying value of the mortgages. These facilities are located in Maryland. Simultaneously, we leased these facilities to an existing operator.

NOTE 6 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2016	2015
	(in thousands)

Other investment note due 2019; interest at 10.50%	$49,458	$—
Other investment note due 2020; interest at 10.00%	23,000	23,000
Other investment note due 2020; interest at 14.00%	47,913	—
Other investment note due 2022, interest at 9.00%	31,987	—
Other investment note due 2030; interest at 6.66%	44,595	26,966
Other investment notes outstanding (1)	64,691	42,293
Other investments, gross	261,644	92,259
Allowance for loss on other investments	(4,798)	(2,960)
Total other investments	$256,846	$89,299

(1)	Other investment notes have maturity dates through 2028 and interest rates ranging from 6.50% to 13.0% per annum.

The following is an overview of certain notes entered into or repaid in 2016 and 2015.

Other Investment note due 2019

On February 26, 2016, we acquired and funded a $50.0 million mezzanine note at a discount of approximately $0.75 million to a new operator. The mezzanine note bears interest at 10.50% per annum and matures in February 2019.

Other Investment notes due 2020

In December 2015, we amended our five year $28.0 million loan agreement with an existing operator. The amendment permits the operator to re-borrow $6.0 million under the original loan agreement. We funded $6.0 million to the operator in December 2015. The loan bears interest at 10% per annum and the maturity date was extended from 2017 to 2020. As of December 31, 2016, approximately $23.0 million remains outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Other Investment notes due 2022

On September 30, 2016, we acquired and amended a term loan with a fair value of approximately $37.0 million with an existing operator. A $5.0 million tranche of the term loan bears interest at 13% and matures on September 30, 2019 and a $32.0 million tranche of the term loan bears interest at 9% per annum and matures on March 31, 2022.

Other Investment note due 2030

On June 30, 2015, we entered into a $50.0 million revolving credit facility with an operator. The note bears interest at approximately 6.66% per annum and matures in 2030. As of December 31, 2016, approximately $44.6 million has been drawn and remains outstanding.

Other Investment notes paid off

On April 29, 2016, an existing operator exercised its option to pay off a working capital note due in 2022 and ten working capital notes due in 2023, for approximately $7.6 million.

On March 1, 2016, we provided an operator a $15.0 million secured working capital note. The working capital note bore interest at 8.5% per annum and initially matured in March 2017. The loan was paid off in December 2016.

On March 1, 2016, we provided an operator a $20.0 million acquisition note. The acquisition note bore interest at 8.5% per annum (increasing annually by 2.5% per annum) and initially matured in March 2028. The loan was paid off in October 2016.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On November 1, 2016, we invested approximately $50.0 million for an approximate 15% ownership interest in a joint venture operating as Second Spring Healthcare Investments. The other approximate 85% interest is owned by affiliates of Lindsey Goldberg LLC. We account for the joint venture using the equity method. On November 1, 2016, the joint venture acquired 64 SNFs from Welltower Inc. for approximately $1.1 billion.

We receive asset management fees from the joint venture for services provided. For the year ended December 31, 2016, we recognized $0.3 million of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statement of Operations. The accounting policies for the unconsolidated joint venture are the same as those of the Company.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held-For-Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2014	4	$12,792
Properties sold/other (1)	(5)	(16,877)
Properties added (2)	4	10,684
December 31, 2015	3	$6,599
Properties sold/other (3)	(24)	(75,948)
Properties added (4)	41	122,217
December 31, 2016	20	$52,868

(1)	In 2015, a parcel of land was reclassified to closed facilities. In addition, we sold four facilities for approximately $25.5 million in net proceeds recognizing gains on sales of approximately $8.8 million.
(2)	In 2015, we recorded a $3.0 million impairment charge on a SNF in New Mexico to reduce its net book value to its estimated fair value less costs to sell.
(3)	In 2016, we sold 21 SNFs for approximately $86.7 million in net proceeds recognizing gains on sales of approximately $16.5 million. We also recorded approximately $4.9 million of impairments on 16 facilities to reduce their net book values to their estimated fair value less costs to sell. Two SNFs and one ALF classified as assets held for sale in the second quarter were no longer considered held for sale and were reclassified in the third quarter back to leased properties at their fair values (approximately $7.0 million).
(4)	In 2016, we reclassified ten ALFs and 31 SNFs to assets held for sale (including the two SNFs and one ALF mentioned above that were reclassified back to leased properties in the third quarter). We recorded approximately $49.4 million of impairment charges on 20 of these facilities to reduce their net book values to their estimated fair value less costs to sell.

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Assets:
Goodwill	$643,474	$645,683

Above market leases	$22,476	$21,901
In-place leases	167	386
Accumulated amortization	(15,864)	(14,162)
Net intangible assets	$6,779	$8,125

Liabilities:
Below market leases	$165,028	$165,331
Accumulated amortization	(70,738)	(55,131)
Net intangible liabilities	$94,290	$110,200

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

For the years ended December 31, 2016, 2015 and 2014, our net amortization related to intangibles was $13.9 million, $13.9 million and $5.0 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2017 – $12.0 million; 2018 – $10.6 million; 2019 – $9.5 million; 2020 – $9.3 million; 2021 - $8.7 million and $37.3 million thereafter. As of December 31, 2016 the weighted average remaining amortization period of above market lease assets and below market lease liabilities is 8.1 years and 9.5 years, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of our goodwill as of December 31 2016:

(in thousands)
Balance as of December 31, 2015	$645,683
Add: additional valuation adjustments related to preliminary valuations	275
Less: foreign currency translation	(2,484)
Balance as of December 31, 2016	$643,474

NOTE 10 - CONCENTRATION OF RISK

As of December 31, 2016, our portfolio of real estate investments consisted of 996 healthcare facilities, located in 42 states and the U.K. and operated by 79 third party operators. Our investments in these facilities, net of impairments and reserve for uncollectible loans, totaled approximately $8.9 billion at December 31, 2016, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 809 SNFs, 101 ALFs, 16 specialty facilities, one medical office building, fixed rate mortgages on 44 SNFs and two ALFs, and 23 facilities that are closed/held-for-sale. At December 31, 2016, we also held other investments of approximately $256.8 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2016, the three states in which we had our highest concentration of investments were Ohio (10%), Florida (9%) and Texas (9%). No single operator or manager generated more than 10% of our total revenues for the year ended December 31, 2016.

NOTE 11 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits, security deposits and letters of credit from most operators pursuant to our lease and mortgage agreements with the operators. These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of our investments. At December 31, 2016, we held $5.7 million in liquidity deposits, $49.8 million in security deposits and $66.8 million in letters of credit. The liquidity deposits, security deposits and the letters of credit may be used in the event of lease and or loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. Liquidity deposits are recorded as restricted cash on our Consolidated Balance Sheets with the offset recorded as a liability in accrued expenses and other liabilities on our Consolidated Balance Sheets. Security deposits related to cash received from the operator are recorded in accrued expenses and other liabilities on our Consolidated Balance Sheets. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate or personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Interest Rate as of December 31,	December 31,
	Maturity	2016	2016	2015
			(in thousands)
Secured borrowings:
Mortgage term loan			$—	$180,000
HUD mortgages assumed December 2011(1)	2044	3.06%	54,954	56,204
Deferred financing costs – net			(589)	(611)
Total secured borrowings – net			54,365	235,593

Unsecured borrowings:
Revolving line of credit	2018	2.06%	190,000	230,000

Tranche A-1 term loan	2019	2.27%	200,000	200,000
Tranche A-2 term loan	2017	2.19%	200,000	200,000
Tranche A-3 term loan	2021	2.27%	350,000	—
Omega OP term loan	2017	2.19%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Deferred financing costs – net			(5,657)	(4,307)
Total term loans – net			1,094,343	745,693

2023 notes	2023	4.375%	700,000	—
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
Other	2018	-	3,000	—
Subordinated debt	2021	9.00%	20,000	20,000
Discount - net			(17,151)	(17,118)
Deferred financing costs – net			(27,703)	(24,155)
Total unsecured borrowings – net			3,028,146	2,328,727

Total secured and unsecured borrowings – net			$4,366,854	$3,540,013

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at December 31, 2016 excluding a third-party administration fee of approximately 0.5%. Secured by real estate assets with a net carrying value of $65.7 million as of December 31, 2016.

Secured Borrowings

Mortgage Term Loan

As a result of the Aviv Merger in April 2015, we acquired two subsidiaries that were borrowers under a $180.0 million mortgage term loan secured by mortgages on 28 healthcare facilities owned by one of the borrowers. On July 25, 2016, we purchased the $180.0 million mortgage term loan, effectively eliminating the debt on our consolidated financial statements. The term loan was secured by real estate assets having a net carrying value of $290.5 million at June 30, 2016. The interest rate was based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at June 30, 2016 was 4.13% per annum. We paid $180.0 million plus a 1% premium to purchase the debt.

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

Unsecured Borrowings

Unsecured Credit Facility

On January 29, 2016, we entered into the Third Amendment to Credit Agreement (the “Third Amendment to Omega Credit Agreement,” as defined below) which amended and restated the existing Credit Agreement, dated June 27, 2014 (as amended and restated pursuant to the First Amendment to Credit Agreement, dated April 1, 2015, the Second Amendment to Credit Agreement, dated August 7, 2015 and the Third Amendment to Omega Credit Agreement, collectively the “Omega Credit Agreement”). As a result of the amendments, the Omega Credit Facilities (as defined below) now includes a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), a $200 million senior unsecured term loan facility (the “Tranche A-1 Term Loan Facility”), a $200 million senior unsecured incremental term loan facility (the “Tranche A-2 Term Loan Facility”) and a $350 million senior unsecured incremental term loan facility which was borrowed in 2016 (the “Tranche A-3 Term Loan Facility” and, together with the Revolving Credit Facility, the Tranche A-1 Term Loan Facility and the Tranche A-2 Term Loan Facility, collectively, the “Omega Credit Facilities”). The Tranche A-1 Term Loan Facility, the Tranche A-2 Term Loan Facility and the Tranche A-3 Term Loan Facility may be referred to collectively herein as the “Omega Term Loan Facilities”.

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

As a result of exposure to interest rate movements associated with the 2015 Term Loan Facility, on December 16, 2015, we entered into various forward-starting interest rate swap arrangements, which effectively converted $250 million of our variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.8005% effective December 30, 2016. The effective fixed rate achieved by the combination of the 2015 Term Loan Facility and the interest rate swaps could fluctuate up by 55 basis points or down by 40 basis points based on future changes to our credit ratings. Each of these swaps began on December 30, 2016 and mature on December 15, 2022. On the date of inception, we designated the interest rate swaps as cash flow hedges in accordance with accounting guidance for derivatives and hedges and linked the interest rate swaps to the 2015 Term Loan Facility. Because the critical terms of the interest rate swaps and 2015 Term Loan Facility coincided, the hedges are expected to exactly offset changes in expected cash flows as a result of fluctuations in 1-month LIBOR over the term of the hedges. The purpose of entering into the swaps was to reduce our exposure to future changes in variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements will occur through the maturity date of the 2015 Term Loan Facility. The interest rate for the 2015 Term Loan Facility was not hedged for the portion of the term prior to December 30, 2016.

$700 Million 4.375% Senior Notes due 2023

On July 12, 2016, we issued $700 million aggregate principal amount of our 4.375% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at an issue price of 99.739% of their face value before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $692.0 million. The net proceeds from the offering were used to repay outstanding borrowings under our revolving credit facility, to purchase the $180.0 million mortgage term loan and for general corporate purposes. The 2023 Notes mature on August 1, 2023 and pay interest semi-annually.

$400 Million 5.875% Senior Notes due 2024

On March 19, 2012, we issued $400 million aggregate principal amount of our 5.875% Senior Notes due 2024. These notes mature on March 15, 2024 and pay interest semi-annually.

$400 Million 4.95% Senior Notes due 2024

On March 11, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024 (the “2024 Notes”). These notes were sold at an issue price of 98.58% of the principal amount of the notes, before the initial purchasers’ discount resulting in gross proceeds of approximately $394.3 million. The 2024 Notes mature on April 1, 2024 and pay interest semi-annually.

$250 Million 4.5% Senior Notes due 2025

On September 11, 2014, we sold $250 million aggregate principal amount of our 4.5% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were sold at an issue price of 99.131% of their face value before the initial purchasers’ discount resulting in gross proceeds of approximately $247.8 million. The 2025 Notes mature on January 15, 2025 and pay interest semi-annually.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$600 Million 5.25% Senior Notes due 2026

On September 23, 2015, we sold $600 million aggregate principal amount of our 5.250% Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes were sold at an issue price of 99.717% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $594.4 million. The net proceeds of the offering were used to repay our outstanding $575 million aggregate principal amount 6.75% Senior Notes due 2022 and for general corporate purposes. The 2026 Notes mature on January 15, 2026 and pay interest semi-annually.

$700 Million 4.5% Senior Notes due 2027

On March 18, 2015, we sold $700 million aggregate principal amount of our 4.5% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were sold at an issue price of 98.546% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $683 million. The net proceeds of the offering were used for general corporate purposes, including the repayment of Aviv indebtedness on April 1, 2015 in connection with the Aviv Merger, and repayment of future maturities on our outstanding debt. The 2027 Notes mature on April 1, 2027 and pay interest semi-annually.

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

In connection with the redemption, we recorded approximately $11.7 million redemption related costs and write-offs, including $7.5 million in prepayment fees for early redemption and $4.2 million of write-offs associated with unamortized deferred financing costs and discount. The consideration for the redemption of the 2020 Notes was funded from the net proceeds of the 10.925 million share common stock offering. See Note 16 – Stockholders’ Equity for additional details.

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

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2016 and 2015, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The required principal payments, excluding the premium or discount and deferred financing costs on our secured and unsecured borrowings, for each of the five years following December 31, 2016 and the aggregate due thereafter are set forth below:

(in thousands)
2017	$302,788
2018	192,828
2019	201,369
2020	1,412
2021	371,456
Thereafter	3,348,101
Totals	$4,417,954

The following summarizes the refinancing related costs:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)

Write off of deferred financing cost and unamortized premiums due to refinancing (1)(2)(3)	$301	$(7,134)	$1,180
Prepayment and other costs associated with refinancing (4)	1,812	35,971	1,861
Total debt extinguishment costs	$2,113	$28,837	$3,041

(1)	In 2016, we recorded $0.3 million of write-offs of unamortized deferred financing costs associated with three facilities that were acquired via a deed-in-lieu foreclosure.
(2)	In 2015, we recorded: (a) $4.2 million of write-offs of unamortized deferred financing costs and discount associated with the early redemption of our 2020 Notes, (b) $1.9 million in net write-offs associated with unamortized deferred financing costs and original issuance premiums/discounts associated with the early redemption of our 2022 Notes, offset by (c) $13.2 million gain related to the early extinguishment of debt from the write off of unamortized premium on the HUD debt paid off in March, April and December 2015.
(3)	In 2014, we recorded: (a) $2.6 million write-off of deferred financing costs associated with the termination of the $700 million 2012 credit facilities, (b) $2.0 million write-off of deferred financing costs associated with the termination of our $200 million 2013 term loan facility offset by (c) $3.5 million gain related to the early extinguishment of debt from the write off of unamortized premium on the HUD debt paid off in September and December 2014.
(4)	In 2016, we purchased a $180 million mortgage term loan and paid a 1% premium of approximately $1.8 million to purchase the debt. In 2015, we made: (a) $7.5 million of prepayment penalties associated with the early redemption of our 2020 Notes, (b) $19.4 million of prepayment penalties associated with the early redemption of our 2022 Notes and (c) $9.1 million of prepayment penalties associated with 24 HUD mortgage loans that we paid off in March, April and December 2015. In 2014, we made prepayment penalties of $1.9 million associated with five HUD mortgage loans that we paid off in September and October 2014.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 13 - FINANCIAL INSTRUMENTS

At December 31, 2016 and 2015, the carrying amounts and fair values of our financial instruments were as follows:

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$93,687	$93,687	$5,424	$5,424
Restricted cash	13,589	13,589	14,607	14,607
Investments in direct financing leases – net	601,938	598,665	587,701	584,358
Mortgage notes receivable – net	639,343	644,961	679,795	687,130
Other investments – net	256,846	253,385	89,299	90,745
Total	$1,605,403	$1,604,287	$1,376,826	$1,382,264
Liabilities:
Revolving line of credit	$190,000	$190,000	$230,000	$230,000
Tranche A-1 term loan	198,830	200,000	197,699	200,000
Tranche A-2 term loan	200,000	200,000	200,000	200,000
Tranche A-3 term loan	347,449	350,000	—	—
Omega OP term loan	100,000	100,000	100,000	100,000
2015 term loan	248,064	250,000	247,994	250,000
4.375% notes due 2023 – net	692,305	693,505	—	—
5.875% notes due 2024 – net	395,065	432,938	394,382	429,956
4.95% notes due 2024 – net	392,669	406,361	391,658	403,064
4.50% notes due 2025 – net	245,949	249,075	245,446	242,532
5.25% notes due 2026 – net	593,616	611,461	593,032	612,760
4.50% notes due 2027 – net	685,052	681,978	683,596	667,651
Mortgage term loan due 2019	—	—	180,000	180,000
HUD debt – net	54,365	52,510	55,593	52,678
Subordinated debt – net	20,490	23,944	20,613	24,366
Other	3,000	3,000	—	—
Total	$4,366,854	$4,444,772	$3,540,013	$3,593,007

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

NOTE 14 – TAXES

We were organized, have operated, and intend to continue to operate in a manner that enables us to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules. In order to qualify as a REIT, in addition to other requirements, we must: (i) distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (a) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income on an annual basis, (ii) ensure that at least 75% and 95%, respectively of our gross income is generated from qualifying sources that are described in the REIT tax law, (iii) ensure that at least 75% of our assets consist of qualifying assets, such as real property, mortgages, and other qualifying assets described in the REIT tax law, (iv) ensure that we do not own greater than 10% in voting power or value of securities of any one issuer, (v) ensure that we do not own either debt or equity securities of another company that are in excess of 5% of our total assets and (vi) ensure that no more than 25% of our assets are invested in one or more taxable REIT subsidiaries (and with respect to taxable years beginning after December 31, 2017, no more than 20%). In addition to the above requirements, the REIT rules require that no less than 100 stockholders own shares or an interest in the REIT and that five or fewer individuals do not own (directly or indirectly) more than 50% of the shares or proportionate interest in the REIT during the last half of any taxable year. If we fail to meet the above or any other requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of these requirements.

We are also subject to federal taxation of 100% of the net income derived from the sale or other disposition of property, other than foreclosure property, that we held primarily for sale to customers in the ordinary course of a trade or business. We believe that we do not hold assets for sale to customers in the ordinary course of business and that none of the assets currently held for sale or that have been sold would be considered a prohibited transaction within the REIT taxation rules.

So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2016 and 2015, we distributed dividends in excess of our taxable income.

Since the year 2000, the definition of foreclosure property has included any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status. In certain cases, we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we formed a new entity (TC Healthcare) to act as the eligible independent contractor on our behalf and conduct the day-to-day operations with respect to the health care facilities we held as foreclosure property in order for us to maintain REIT status. We have not held foreclosure property since 2011. As a result of the foregoing, we do not believe that our past participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2016 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. In connection with our UPREIT Conversion in 2015, we created five subsidiary REITs that are subject to all of the REIT qualification rules set forth in the Code, which were then consolidated through intercompany transfers of ownership that occurred at the end of 2015, which created a single REIT subsidiary with four wholly-owned qualified REIT subsidiaries. In 2016, we elected REIT status for another of our subsidiaries and in December of 2016, we transferred the ownership of that entity to our REIT subsidiary so that we now have a single REIT subsidiary that holds all the ownership interests in several qualified REIT subsidiaries. Our REIT subsidiary remains subject to all of the REIT qualification rules set forth in the Code as outlined above.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our active TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of December 31, 2016, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.8 million. The loss carry-forward is fully reserved as of December 31, 2016 with a valuation allowance due to uncertainties regarding realization.

In connection with our acquisition of Care Homes in May 2015, we acquired 10 legal entities consisting of 23 facilities. The tax basis in these legal entities acquired for U.K. taxes was approximately $82 million less than the purchase price. We recorded an initial deferred tax liability associated with the temporary tax basis difference of approximately $15 million.

During the year ended December 31, 2016, we recorded approximately $3.3 million of federal, state and local income tax provision and approximately $1.9 million of tax benefit for foreign income taxes.

NOTE 15 - RETIREMENT ARRANGEMENTS

Our Company has a 401(k) Profit Sharing Plan covering all eligible employees. Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution. Amounts charged to operations with respect to these retirement arrangements totaled approximately $0.5 million, $0.4 million, $0.3 million in 2016, 2015 and 2014, respectively.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards. The deferred stock awards (units) participate in future dividends as well as the change in the value of the Company’s common stock. As of December 31, 2016 and 2015, the Company had 384,107 and 400,814 deferred stock units outstanding.

NOTE 16 – STOCKHOLDERS’ EQUITY

$500 Million Equity Shelf Program

On September 3, 2015, we entered into separate Equity Distribution Agreements (collectively, the “Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $500 million (the “2015 Equity Shelf Program”) with several financial institutions, each as a sales agent and or principal (collectively, the “Managers”). Under the terms of the Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $500 million. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share for shares sold through such Manager under the applicable Equity Shelf Agreements.

For the year ended December 31, 2015, we did not issue any shares under the 2015 Equity Shelf Program. For the year ended December 31, 2016, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $29.97 per share, generating gross proceeds of approximately $20.4 million, before $0.7 million of commissions and expenses.

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

Since inception of the 2013 Equity Shelf Program, we sold a total of 7.4 million shares of common stock generating total gross proceeds of $233.8 million under the program, before $4.7 million of commissions. As a result of the termination of the 2013 Equity Shelf Program, no additional shares may be issued under the 2013 Equity Shelf Program.

Increase of Authorized Omega Common Stock

On March 27, 2015, we amended our charter to increase the number of authorized shares of our capital stock from 220 million to 370 million and the number of authorized shares of our common stock from 200 million to 350 million.

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

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock. For the year ended December 31, 2016, we issued 7.2 million shares of common stock for gross proceeds of approximately $240.0 million. For the year ended December 31, 2015, we issued 4.2 million shares of common stock for gross proceeds of approximately $150.8 million. For the year ended December 31, 2014, we issued 2.1 million shares of common stock for gross proceeds of approximately $71.5 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	December 31,
	2016	2015
	(in thousands)

Foreign currency translation adjustments	$(52,495)	$(8,027)
Cash flow hedge adjustments	(1,332)	(685)
Total accumulated other comprehensive loss	$(53,827)	$(8,712)

NOTE 17 – STOCK-BASED COMPENSATION

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity in restricted stock and RSUs for the years ended December 31, 2014, 2015 and 2016:

	Number of Shares/Units	Weighted - Average Grant- Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2013	257,198	$29.32
Granted during 2014	143,637	30.70	$4.4
Vested during 2014	(90,901)	28.87
Non-vested at December 31, 2014	309,934	$30.08
Granted during 2015	233,483	39.25	$9.2
Assumed in Aviv Merger (2)	38,268	23.50	$0.9
Cancelled during 2015	(61,911)	33.77
Vested during 2015	(106,146)	28.72
Non-vested at December 31, 2015	413,628	$34.45
Granted during 2016	158,506	34.49	$5.5
Cancelled during 2016	(905)	24.92
Vested during 2016	(235,176)	30.41
Non-vested at December 31, 2016	336,053	$37.32

(1)	Total compensation cost to be recognized on the awards based on grant date fair value, which is based on the market price of the Company’s common stock on the date of grant.
(2)	Omega stock price on April 1, 2015 was $40.74. The weighted average stock price indicated in the table above represents the expense per unit that we will record related to the assumed Aviv RSUs.

Performance Based Incentive Stock Units

Performance restricted stock units (“PRSUs”) and long term incentive plan units (“LTIP Units”) are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs awarded in January 2011, January 2013, December 2013, January 2014, March 2015, April 2015 July 2015, and March 2016 and the LTIP Units awarded in March 2015, April 2015, July 2015 and March 2016 have varying degrees of performance requirements to achieve vesting, and each PRSU and LTIP Units award represents the right to a variable number of shares of common stock or partnership units (each LTIP Unit once earned is convertible into one Omega OP Unit in Omega OP, subject to certain conditions). The vesting requirements are based on either the (i) total shareholders return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index for awards before 2016 and in the FTSE NAREIT Equity Health Care Index for awards in 2016 (“Relative TSR”). We expense the cost of these awards ratably over their service period.

Prior to vesting and the distribution of shares, ownership of the PRSUs cannot be transferred. Dividends on the PRSUs are accrued and only paid to the extent the applicable performance requirements are met. While each LTIP Unit is unearned, the employee receives a partnership distribution equal to 10% of the quarterly approved regular periodic distributions per Omega OP Unit. The remaining partnership distributions (which in the case of normal periodic distributions is equal to the total approved quarterly dividend on Omega’s common stock) on the LTIP Units accumulate, and if the LTIP Units are earned, the accumulated distributions are paid.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We used a Monte Carlo model to estimate the fair value for the PRSUs and LTIP Units granted to the employees. The following are the significant assumptions used in estimating the value of the awards for grants made on the following dates:

	January 1, 2013	December 31, 2013 and January 1, 2014	March 31, 2015	April 1, 2015	July 31, 2015	March 17, 2016
Closing price on date of grant	$23.85	$29.80	$40.57	$40.74	$36.26	$34.78
Dividend yield	4.24%	6.44%	5.23%	5.20%	6.07%	6.56%
Risk free interest rate at time of grant	0.05% to 0.43%	0.04% to 0.86%	0.10% to 0.94%	0.09% to 0.91%	0.13% to 1.08%	0.05% to 1.14%
Expected volatility	15.56% to 23.83%	24.16% to 25.86%	20.06% to 21.09%	20.06% to 21.08%	20.06% to 20.21%	23.92% to 24.88%

The following table summarizes the activity in PRSUs and LTIP Units for the years ended December 31, 2014, 2015 and 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2013	1,038,024	$10.72
Granted during 2014	309,168	11.46	$3.5
Vested during 2014 (2)	(496,979)	10.75
Non-vested at December 31, 2014	850,213	$10.97
Granted during 2015	537,923	18.51	$10.0
Cancelled during 2015	(165,570)	14.11
Forfeited during 2015	(128,073)	12.04
Vested during 2015(2)	(181,406)	10.10
Non-vested at December 31, 2015	913,087	$14.87
Granted during 2016	679,549	14.67	$10.0
Forfeited during 2016	(518,638)	12.10
Vested during 2016	-	-
Non-vested at December 31, 2016	1,073,998	$16.08

(1)	Total compensation cost to be recognized on the awards was based on the grant date fair value or the modification date fair value.
(2)	PRSUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes our total unrecognized compensation cost as of December 31, 2016 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions) (1)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)	Performance Period	Vesting Dates
RSUs

3/31/15 RSU	2015	109,985	40.57	4.5	33	1.6	N/A	12/31/2017
4/1/15 RSU	2015	40,464	40.74	1.6	33	0.6	N/A	12/31/2017
Assumed Aviv RSU	2015	7,799	35.08	0.3	33	0.1	N/A	11/1/2017
3/17/16 RSU	2016	131,006	34.78	4.6	33	3.3	N/A	12/31/2018
Restricted Stock Units Total		289,254	$37.82	$11.0		$5.6

TSR PRSUs and LTIP Units
2016 TSR	2014	135,634	8.67	1.2	48	0.3	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 LTIP Units	2015	137,249	14.66	2.0	45	1.1	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	54,151	14.80	0.8	45	0.4	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 LTIP Units	2016	372,069	13.21	4.9	45	3.9	1/1/2016-12/31/2018	Quarterly in 2019
TSR PRSUs & LTIP Total		699,103	$12.74	$8.9		$5.7

Relative TSR PRSUs
2016 Relative TSR	2014	135,634	14.24	1.9	48	0.5	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 Relative TSR	2015	137,249	22.50	3.1	45	1.6	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	54,151	22.91	1.2	45	0.7	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 Relative TSR	2016	307,480	16.45	5.1	45	4.0	1/1/2016-12/31/2018	Quarterly in 2019
Relative TSR PRSUs Total		634,514	$17.84	$11.3		$6.8
Grand Total		1,622,871	$19.20	$31.2		$18.1

(1)	Total compensation costs are net of shares cancelled.

Stock Options and Tax Withholding

As part of the Aviv Merger, we assumed approximately 5.7 million Aviv employee stock options that were fully vested prior to the merger. On April 1, 2015, the Aviv stock options were converted into Omega stock options at an exchange ratio of 0.9 resulting in issuance of approximately 5.1 million Omega stock options. The intrinsic value of the stock option assumed on April 1, 2015 was approximately $99.2 million and was recorded as part of the consideration provided in the merger. During 2016 and 2015, approximately 2.5 million and 2.6 million options, respectively, were exercised at a weighted average price of $19.38 per share and $19.38 per share, respectively. At December 31, 2016, approximately 26 thousand options remain outstanding and exercisable. Options outstanding have a weighted average exercise price of $18.97. The aggregate intrinsic value of these options is $0.3 million and represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2016 of $31.26 and the exercise price) for all in-the-money options as of December 31, 2016. Options outstanding have no contractual term limitations.

Stock withheld to pay minimum statutory tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2016, 2015 and 2014, was $23.4 million, $26.7 million and $3.6 million, respectively.

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

As of December 31, 2016, approximately 2.0 million shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans. Awards under our stock incentive plans may be in the form of stock, stock options, restricted stock and performance restricted stock units.

Director Restricted Stock Grants

In 2014, 2015 and 2016, we issued 21,500, 30,500 and 27,500 shares of restricted stock to members of our Board of Directors. The fair value of these awards was approximately $0.8 million, $1.1 million and $0.9 million, respectively, for 2014, 2015 and 2016. As of December 31, 2016, we had 51,999 shares of restricted stock outstanding to directors. The directors’ restricted shares are scheduled to vest over the next three years. As of December 31, 2016, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $1.4 million.

NOTE 18 - DIVIDENDS

Common Dividends

On January 12, 2017, the Board of Directors declared a common stock dividend of $0.62 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter. The common dividends were paid February 15, 2017 to common stockholders of record as of the close of business on January 31, 2017.

On October 13, 2016, the Board of Directors declared a common stock dividend of $0.61 per share, increasing the quarterly common dividend rate by $0.01 per share over the previous quarter. The common dividends were paid November 15, 2016 to common stockholders of record as of the close of business on October 31, 2016.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2016	2015	2014
Common
Ordinary income	$1.968	$1.133	$1.834
Return of capital	0.322	1.047	0.186
Capital gains	0.070	-	-
Total dividends paid	$2.360	$2.180	$2.020

For additional information regarding dividends, see Note 14 – Taxes.

NOTE 19 - LITIGATION

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

NOTE 20 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2016 and 2015:

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2016
Revenues	$212,879	$228,824	$224,638	$234,486
Net income	58,196	113,154	82,134	129,883
Net income available to common stockholders	55,555	108,052	78,549	124,259
Net income available to common per share:
Basic	$0.30	$0.57	$0.40	$0.63
Net income per share:
Diluted	$0.29	$0.57	$0.40	$0.63
Cash dividends paid on common stock	$0.57	$0.58	$0.60	$0.61

2015
Revenues	$133,420	$197,711	$201,974	$210,512
Net income	43,052	43,466	83,254	63,543
Net income available to common stockholders	43,052	41,428	79,402	60,642
Net income available to common per share:
Basic	$0.32	$0.23	$0.43	$0.32
Net income per share:
Diluted	$0.32	$0.22	$0.43	$0.32
Cash dividends paid on common stock	$0.53	$0.54	$0.55	$0.56

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 21 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income	$383,367	$233,315	$221,349
Less: Net income attributable to noncontrolling interests	(16,952)	(8,791)	—
Net income available to common stockholders	$366,415	$224,524	$221,349

Denominator:
Denominator for basic earnings per share	191,781	172,242	126,550
Effect of dilutive securities:
Common stock equivalents	956	1,539	744
Noncontrolling interest – OP units	8,898	6,727	—
Denominator for diluted earnings per share	201,635	180,508	127,294

Earnings per share - basic:
Net income available to common stockholders	$1.91	$1.30	$1.75
Earnings per share - diluted:
Net income	$1.90	$1.29	$1.74

NOTE 22– CONSOLIDATING FINANCIAL STATEMENTS

As of December 31, 2016, we had outstanding: (i) $700 million 4.375% Senior Notes due 2023, (ii) $400 million 5.875% Senior Notes due 2024, (iii) $400 million 4.95% Senior Notes due 2024, (iv) $250 million 4.50% Senior Notes due 2025, (v) $600 million 5.25% Senior Notes due 2026 and (vi) $700 million 4.5% Senior Notes due 2027 (collectively, the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee amounts outstanding under the Omega Credit Facilities and 2015 Term Loan Facility listed in Note 12– Borrowing Arrangements. In addition, all such subsidiary guarantors that are subsidiaries of Omega OP also guarantee amounts outstanding under the Omega OP Term Loan listed in Note 12– Borrowing Arrangements.

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

The 2014 and 2015 financial statements presented below have been adjusted to reflect our current guarantor and non-guarantor relationships as of December 31, 2016.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

(in thousands)

	December 31, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Real estate investments	$6,923,469	$642,889	$—	$7,566,358
Less accumulated depreciation	(1,191,117)	(49,219)	—	(1,240,336)
Real estate investments – net	5,732,352	593,670	—	6,326,022
Investment in direct financing leases - net	601,938	—	—	601,938
Mortgage notes receivable - net	639,343	—	—	639,343
	6,973,633	593,670	—	7,567,303
Other investments	256,846	—	—	256,846
Investment in unconsolidated joint venture	48,776	—	—	48,776
Assets held for sale – net	52,868	—	—	52,868
Total investments	7,332,123	593,670	—	7,925,793

Cash and cash equivalents	87,098	6,589	—	93,687
Restricted cash	6,915	6,674	—	13,589
Accounts receivable – net	230,097	9,938	—	240,035
Goodwill	630,679	12,795	—	643,474
Investments in and advances to affiliates	569,194	—	(569,194)	—
Other assets	21,293	11,389	—	32,682
Total assets	$8,877,399	$641,055	$(569,194)	$8,949,260

LIABILITIES AND EQUITY
Revolving line of credit	$190,000	$—	$—	$190,000
Term loans - net	1,094,343	—	—	1,094,343
Secured borrowings - net	—	429,214	(374,849)	54,365
Unsecured borrowings – net	3,028,146	—	—	3,028,146
Accrued expenses and other liabilities	352,924	7,590	—	360,514
Deferred income taxes	—	9,906	—	9,906
Intercompany payable	—	7,890	(7,890)	—
Total liabilities	4,665,413	454,600	(382,739)	4,737,274

Equity:
Common stock	19,614	—	—	19,614
Equity investment from affiliates	—	156,446	(156,446)	—
Common stock – additional paid-in capital	4,861,408	—	—	4,861,408
Cumulative net earnings	1,738,937	29,479	(29,479)	1,738,937
Cumulative dividends paid	(2,707,387)	—	—	(2,707,387)
Accumulated other comprehensive (loss) income	(53,827)	530	(530)	(53,827)
Total stockholders’ equity	3,858,745	186,455	(186,455)	3,858,745
Noncontrolling interest	353,241	—	—	353,241
Total equity	4,211,986	186,455	(186,455)	4,211,986
Total liabilities and equity	$8,877,399	$641,055	$(569,194)	$8,949,260

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

(in thousands)

	December 31, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Real estate investments	$6,184,507	$559,451	$—	$6,743,958
Less accumulated depreciation	(991,314)	(27,836)	—	(1,019,150)
Real estate investments – net	5,193,193	531,615	—	5,724,808
Investment in direct financing leases - net	587,701	—	—	587,701
Mortgage notes receivable - net	679,795	—	—	679,795
	6,460,689	531,615	—	6,992,304
Other investments	89,299	—	—	89,299
Assets held for sale – net	6,599	—	—	6,599
Total investments	6,556,587	531,615	—	7,088,202

Cash and cash equivalents	1,592	3,832	—	5,424
Restricted cash	8,058	6,549	—	14,607
Accounts receivable – net	196,107	7,755	—	203,862
Goodwill	630,404	15,279	—	645,683
Investments in and advances to affiliates	300,409	—	(300,409)	—
Other assets	25,270	6,888	—	32,158
Total assets	$7,718,427	$571,918	$(300,409)	$7,989,936

LIABILITIES AND EQUITY
Revolving line of credit	$230,000	$—	$—	$230,000
Term loans - net	745,693	—	—	745,693
Secured borrowings - net	—	360,849	(125,256)	235,593
Unsecured borrowings – net	2,328,727	—	—	2,328,727
Accrued expenses and other liabilities	326,815	6,891	—	333,706
Deferred income taxes	—	15,352	—	15,352
Intercompany payable	(13,673)	13,673	—	—
Total liabilities	3,617,562	396,765	(125,256)	3,889,071

Equity:
Common stock	18,740	—	—	18,740
Equity investment from affiliates	—	156,830	(156,830)	—
Common stock – additional paid-in capital	4,609,474	—	—	4,609,474
Cumulative net earnings	1,372,522	18,246	(18,246)	1,372,522
Cumulative dividends paid	(2,254,038)	—	—	(2,254,038)
Accumulated other comprehensive (loss) income	(8,712)	77	(77)	(8,712)
Total stockholders’ equity	3,737,986	175,153	(175,153)	3,737,986
Noncontrolling interest	362,879	—	—	362,879
Total equity	4,100,865	175,153	(175,153)	4,100,865
Total liabilities and equity	$7,718,427	$571,918	$(300,409)	$7,989,936

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

	Year Ended December 31, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$684,771	$59,114	$-	$743,885
Income from direct financing leases	62,298	-	-	62,298
Mortgage interest income	69,811	-	-	69,811
Other investment income – net	25,056	56	(3,260)	21,852
Miscellaneous income	2,981	-	-	2,981
Total operating revenues	844,917	59,170	(3,260)	900,827

Expenses
Depreciation and amortization	244,290	22,772	-	267,062
General and administrative	45,413	454	-	45,867
Acquisition and merger related costs	5,777	3,805	-	9,582
Impairment loss on real estate properties	58,508	218	-	58,726
Provisions for uncollectible mortgages, notes and accounts receivable	6,583	3,262	-	9,845
Total operating expenses	360,571	30,511	-	391,082

Income before other income and expense	484,346	28,659	(3,260)	509,745
Other income (expense):
Interest income	161	12	-	173
Interest expense	(148,092)	(19,271)	3,260	(164,103)
Interest – amortization of deferred financing costs	(9,302)	(43)	-	(9,345)
Interest – refinancing costs	(2,113)	-	-	(2,113)
Realized loss on foreign exchange	(232)	-	-	(232)
Equity in earnings	11,233	-	(11,233)	-
Total other expense	(148,345)	(19,302)	(7,973)	(175,620)

Income before gain on assets sold	336,001	9,357	(11,233)	334,125
Gain on assets sold - net	50,208	-	-	50,208
Income from continuing operations	386,209	9,357	(11,233)	384,333
Income tax expense	(3,281)	1,876	-	(1,405)
Income from unconsolidated joint venture	439	-	-	439
Net income	383,367	11,233	(11,233)	383,367
Net income attributable to noncontrolling interest	(16,952)	-	-	(16,952)
Net income available to common stockholders	$366,415	$11,233	$(11,233)	$366,415

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

Net income	$383,367	$11,233	$(11,233)	$383,367
Other comprehensive income (loss)
Foreign currency translation	(46,535)	-	-	(46,535)
Cash flow hedges	(702)	-	-	(702)
Total other comprehensive income (loss)	(47,237)	-	-	(47,237)
Comprehensive income	336,130	11,233	(11,233)	336,130
Comprehensive income attributable to noncontrolling interest	(14,830)	-	-	(14,830)
Comprehensive income attributable to common stockholders	$321,300	$11,233	$(11,233)	$321,300

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

	Year Ended December 31, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$564,112	$41,879	$-	$605,991
Income from direct financing leases	59,936	-	-	59,936
Mortgage interest income	68,910	-	-	68,910
Other investment income – net	7,534	-	-	7,534
Miscellaneous income – net	1,246	-	-	1,246
Total operating revenues	701,738	41,879	-	743,617

Expenses
Depreciation and amortization	194,328	16,375	-	210,703
General and administrative	38,140	428	-	38,568
Acquisition and merger related costs	55,012	2,513	-	57,525
Impairment loss on real estate properties	17,681	-	-	17,681
Provisions for uncollectible mortgages, notes and accounts receivable	7,871	-	-	7,871
Total operating expenses	313,032	19,316	-	332,348

Income before other income and expense	388,706	22,563	-	411,269
Other income (expense):
Interest income	272	13	-	285
Interest expense	(135,631)	(11,750)	-	(147,381)
Interest – amortization of deferred financing costs	(6,969)	(21)	-	(6,990)
Interest – refinancing costs	(28,837)	-	-	(28,837)
Realized loss on foreign exchange	(173)	-	-	(173)
Equity in earnings	10,610	-	(10,610)	-
Total other expense	(160,728)	(11,758)	(10,610)	(183,096)

Income before gain on assets sold	227,978	10,805	(10,610)	228,173
Gain on assets sold - net	6,353	-	-	6,353
Income from continuing operations	234,331	10,805	(10,610)	234,526
Income tax expense	(1,016)	(195)	-	(1,211)
Net income	233,315	10,610	(10,610)	233,315
Net income attributable to noncontrolling interest	(8,791)	-	-	(8,791)
Net income available to common stockholders	$224,524	$10,610	$(10,610)	$224,524

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

Net income	$233,315	$10,610	$(10,610)	$233,315
Other comprehensive income (loss)
Foreign currency translation	(8,413)	-	-	(8,413)
Cash flow hedges	(718)	-	-	(718)
Total other comprehensive income (loss)	(9,131)	-	-	(9,131)
Comprehensive income	224,184	10,610	(10,610)	224,184
Comprehensive income attributable to noncontrolling interest	(8,373)	-	-	(8,373)
Comprehensive income attributable to common stockholders	$215,811	$10,610	$(10,610)	$215,811

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(in thousands)

	Year Ended December 31, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$379,180	$9,263	$-	$388,443
Income from direct financing leases	56,719	-	-	56,719
Mortgage interest income	53,007	-	-	53,007
Other investment income – net	6,369	-	-	6,369
Miscellaneous income – net	249	-	-	249
Total operating revenues	495,524	9,263	-	504,787

Expenses
Depreciation and amortization	119,367	3,890	-	123,257
General and administrative	25,778	110	-	25,888
Acquisition costs	3,948	-	-	3,948
Impairment loss on real estate properties	3,660	-	-	3,660
Provisions for uncollectible mortgages, notes and accounts receivable	2,723	-	-	2,723
Total operating expenses	155,476	4,000	-	159,476

Income before other income and expense	340,048	5,263	-	345,311
Other income (expense):
Interest income	32	12	-	44
Interest expense	(117,258)	(2,111)	-	(119,369)
Interest – amortization of deferred financing costs	(4,438)	(21)	-	(4,459)
Interest – refinancing costs	(3,041)	-	-	(3,041)
Equity in earnings	3,143	-	(3,143)	-
Total other expense	(121,562)	(2,120)	(3,143)	(126,825)

Income before gain on assets sold	218,486	3,143	(3,143)	218,486
Gain on assets sold - net	2,863	-	-	2,863
Net income available to common stockholders	$221,349	$3,143	$(3,143)	$221,349

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)

	Year Ended December 31, 2016
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$383,367	$11,233	$(11,233)	$383,367
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,290	22,772	—	267,062
Impairment loss on real estate properties	58,508	218	—	58,726
Provision for uncollectible mortgages, notes and accounts receivable	6,583	3,262	—	9,845
Refinancing costs and amortization of deferred financing costs	11,415	43	—	11,458
Accretion of direct financing leases	(12,157)	—	—	(12,157)
Stock-based compensation expense	13,790	—	—	13,790
Gain on assets sold – net	(50,208)	—	—	(50,208)
Amortization of acquired in-place leases - net	(13,991)	—	—	(13,991)
Equity in earnings	(11,233)	—	11,233	—
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(4,876)	—	—	(4,876)
Straight-line rent receivables	(36,263)	(5,828)	—	(42,091)
Lease inducements	2,589	—	—	2,589
Effective yield receivable on mortgage notes	(721)	—	—	(721)
Other operating assets and liabilities	18,661	(15,663)	—	2,998
Net cash provided by operating activities	609,754	16,037	—	625,791
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(833,390)	(126,358)	—	(959,748)
Investments in construction in progress	(68,983)	—	—	(68,983)
Investment in U.K. subsidiary	(116,099)	—	116,099	—
Investments in direct financing leases	(2,080)	—	—	(2,080)
Placement of mortgage loans	(48,722)	—	—	(48,722)
Investments in unconsolidated joint venture	(50,032)	—	—	(50,032)
Distributions from unconsolidated joint venture	1,318	—	—	1,318
Proceeds from sale of real estate investments	169,603	—	—	169,603
Capital improvements to real estate investments	(38,824)	(1,647)	—	(40,471)
Proceeds from other investments	94,840	1,949	—	96,789
Investments in other investments	(269,423)	(2,134)	—	(271,557)
Collection of mortgage principal	59,975	—	—	59,975
Net cash used in investing activities	(1,101,817)	(128,190)	116,099	(1,113,908)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,304,000	—	—	1,304,000
Payments on credit facility borrowings	(1,344,000)	—	—	(1,344,000)
Receipts of other long-term borrowings	1,048,173	—	—	1,048,173
Payments of other long-term borrowings	(180,000)	(1,249)	—	(181,249)
Payments of financing related costs	(11,806)	(24)	—	(11,830)
Receipts from dividend reinvestment plan	240,041	—	—	240,041
Payments for exercised options and restricted stock	(23,426)	—	—	(23,426)
Net proceeds from issuance of common stock	19,651	—	—	19,651
Dividends paid	(453,152)	—	—	(453,152)
Contributions from affiliates	—	116,099	(116,099)	—
Redemption of OP Units	(733)	—	—	(733)
Distributions to OP Unit holders	(21,179)	—	—	(21,179)
Net cash provided by financing activities	577,569	114,826	(116,099)	576,296
Effect of foreign currency translation on cash and cash equivalents	—	84	—	84
Increase in cash and cash equivalents	85,506	2,757	—	88,263
Cash and cash equivalents at beginning of period	1,592	3,832	—	5,424
Cash and cash equivalents at end of period	$87,098	$6,589	$—	$93,687

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2015
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$233,315	$10,610	$(10,610)	$233,315
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,328	16,375	—	210,703
Impairment loss on real estate properties	17,681	—	—	17,681
Provision for uncollectible mortgages, notes and accounts receivable	7,871	—	—	7,871
Refinancing costs and amortization of deferred financing costs	35,806	21	—	35,827
Accretion of direct financing leases	(11,007)	—	—	(11,007)
Stock-based compensation expense	11,133	—	—	11,133
Gain on assets sold – net	(6,353)	—	—	(6,353)
Amortization of acquired in-place leases - net	(13,846)	—	—	(13,846)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	248	—	—	248
Straight-line rent receivables	(31,237)	(4,820)	—	(36,057)
Lease inducements	994	—	—	994
Effective yield receivable on mortgage notes	(4,065)	—	—	(4,065)
Other operating assets and liabilities	10,550	(3,719)	10,610	17,441
Net cash provided by operating activities	445,418	18,467	—	463,885
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(116,698)	(177,484)	—	(294,182)
Cash acquired in merger	84,858	—	—	84,858
Investments in construction in progress	(164,226)	—	—	(164,226)
Investment in U.K. subsidiary	(166,082)	166,082	—	—
Investments in direct financing leases	(6,793)	—	—	(6,793)
Placement of mortgage loans	(14,042)	—	—	(14,042)
Proceeds from sale of real estate investments	41,543	—	—	41,543
Capital improvements to real estate investments	(24,599)	(1,798)	—	(26,397)
Proceeds from other investments	45,871	—	—	45,871
Investments in other investments	(65,402)	—	—	(65,402)
Collection of mortgage principal	1,359	—	—	1,359
Net cash used in investing activities	(384,211)	(13,200)	—	(397,411)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,826,000	—	—	1,826,000
Payments on credit facility borrowings	(1,681,000)	—	—	(1,681,000)
Receipts of other long-term borrowings	1,838,124	—	—	1,838,124
Payments of other long-term borrowings	(2,186,102)	(1,212)	—	(2,187,314)
Payments of financing related costs	(54,721)	—	—	(54,721)
Receipts from dividend reinvestment plan	150,847	—	—	150,847
Payments for exercised options and restricted stock	(26,706)	—	—	(26,706)
Net proceeds from issuance of common stock	439,322	—	—	439,322
Dividends paid	(358,232)	—	—	(358,232)
Distributions to OP Unit holders	(11,636)	—	—	(11,636)
Net cash used in financing activities	(64,104)	(1,212)	—	(65,316)
Effect of foreign currency translation on cash and cash equivalents	—	(223)	—	(223)
(Decrease) increase in cash and cash equivalents	(2,897)	3,832	—	935
Cash and cash equivalents at beginning of period	4,489	—	—	4,489
Cash and cash equivalents at end of period	$1,592	$3,832	$—	$5,424

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2014
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$221,349	$3,143	$(3,143)	$221,349
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,367	3,890	—	123,257
Impairment loss on real estate properties	3,660	—	—	3,660
Provision for uncollectible mortgages, notes and accounts receivable	2,723	—	—	2,723
Refinancing costs and amortization of deferred financing costs	7,479	21	—	7,500
Accretion of direct financing leases	(9,787)	—	—	(9,787)
Stock-based compensation expense	8,592	—	—	8,592
Gain on assets sold – net	(2,863)	—	—	(2,863)
Amortization of acquired in-place leases - net	(4,986)	—	—	(4,986)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(2,264)	—	—	(2,264)
Straight-line rent receivables	(20,164)	(792)	—	(20,956)
Lease inducements	2,656	—	—	2,656
Effective yield receivable on mortgage notes	(2,878)	—	—	(2,878)
Other operating assets and liabilities	11,089	(2,695)	3,143	11,537
Net cash provided by operating activities	333,973	3,567	—	337,540
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(131,689)	—	—	(131,689)
Placement of mortgage loans	(529,548)	—	—	(529,548)
Proceeds from sale of real estate investments	4,077	—	—	4,077
Capital improvements to real estate investments	(15,525)	(2,392)	—	(17,917)
Proceeds from other investments	13,589	—	—	13,589
Investments in other investments	(9,441)	—	—	(9,441)
Collection of mortgage principal	122,984	—	—	122,984
Net cash used in investing activities	(545,553)	(2,392)	—	(547,945)
Cash flows from financing activities
Proceeds from credit facility borrowings	900,000	—	—	900,000
Payments on credit facility borrowings	(1,141,000)	—	—	(1,141,000)
Receipts of other long-term borrowings	842,148	—	—	842,148
Payments of other long-term borrowings	(241,369)	(1,175)	—	(242,544)
Payments of financing related costs	(17,716)	—	—	(17,716)
Receipts from dividend reinvestment plan	71,487	—	—	71,487
Payments for exercised options and restricted stock	(3,577)	—	—	(3,577)
Net proceeds from issuance of common stock	61,981	—	—	61,981
Dividends paid	(258,501)	—	—	(258,501)
Net cash provided by (used in) financing activities	213,453	(1,175)	—	212,278
Increase in cash and cash equivalents	1,873	—	—	1,873
Cash and cash equivalents at beginning of period	2,616	—	—	2,616
Cash and cash equivalents at end of period	$4,489	$—	$—	$4,489

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

OMEGA HEALTHCARE INVESTORS, INC.

December 31, 2016

							(3)
							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period						Depreciation
				Acquisition						(4)			in Latest
			Buildings and		Carrying	(6)		Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Signature Holdings II:
Florida (SNF)		$14,926,960	$184,977,257	$10,162,810	$20,238	$-	$14,926,960	$195,160,305	$210,087,265	$47,922,023	1940-1997	1996-2016	3 years to 39 years
Georgia (SNF)		3,832,748	10,846,566	3,950,028	-	-	3,832,748	14,796,594	18,629,342	8,654,672	1970-1964	2007	20 years
Kentucky (SNF)		13,335,341	87,790,543	4,174,496	-	-	13,335,341	91,965,039	105,300,380	19,646,496	1964-1980	1999-2016	20 years to 33 years
Maryland (SNF)		1,480,000	19,662,571	1,183,051	-	-	1,480,000	20,845,622	22,325,622	6,981,961	1977-1959	2010	29 years to 30 years
Tennessee (AL, SNF)		10,813,664	187,388,817	3,440,595	-	-	10,813,664	190,829,412	201,643,076	2,696,466	1966-2016	2014-2016	25 years to 30 years
Total Signature		44,388,713	490,665,754	22,910,980	20,238	-	44,388,713	513,596,972	557,985,685	85,901,618

Maplewood Real Estate Holdings:
Connecticut (AL)		19,531,583	216,537,730	2,241,593	-	-	19,531,583	218,779,323	238,310,906	12,740,033	1968-2015	2015	33 years
Massachusetts (AL, SNF)		19,041,468	69,409,856	39,267,802	342,695	(680,345)	19,041,468	108,340,008	127,381,476	5,826,713	1988-2016	2015	30 years to 33 years
New York (AL)		118,604,252	-	6,655,755	7,092,469	-	118,604,252	13,748,224	132,352,476	-	-	2015	-
Ohio (AL)		3,683,238	8,180,400	19,496,317	-	-	3,683,238	27,676,717	31,359,955	1,096,131	1999-2016	2015	30 years to 33 years
Total Maplewood		160,860,541	294,127,986	67,661,467	7,435,164	(680,345)	160,860,541	368,544,272	529,404,813	19,662,877

Saber Health Group:
Florida (SNF)		422,935	4,422,325	-	-	-	422,935	4,422,325	4,845,260	337,550	2009	2015	33 years
North Carolina (SNF)		10,780,000	106,694,700	2,312,955	47,891	-	10,780,000	109,055,546	119,835,546	4,660,696	1965-2013	2016	20 years to 30 years
Ohio (SNF, AL)		5,269,177	109,002,482	2,438,309	-	(268,000)	5,269,177	111,172,791	116,441,968	6,862,544	1968-2000	2015-2016	30 years to 33 years
Pennsylvania (SNF)		7,134,354	124,475,985	1,825,909	-	-	7,134,354	126,301,894	133,436,248	8,140,340	1873-2002	2015	33 years
Virginia (SNF)		8,500,000	85,982,265	-	-	-	8,500,000	85,982,265	94,482,265	3,320,131	1964-2013	2016	30 years
Total Saber Health Group		32,106,466	430,577,757	6,577,173	47,891	(268,000)	32,106,466	436,934,821	469,041,287	23,321,261

Ciena Healthcare:
Indiana (SNF)		321,066	7,703,262	-	-	-	321,066	7,703,262	8,024,328	574,610	1973	2015	33 years
Michigan (SNF, AL)		4,086,842	115,546,920	-	-	-	4,086,842	115,546,920	119,633,762	7,812,153	1964-1997	2015	33 years
North Carolina (ILF, SNF)		4,330,580	65,027,000	-	-	-	4,330,580	65,027,000	69,357,580	4,446,154	1927-1997	2015	33 years
Ohio (SNF, AL)		10,342,621	159,846,959	-	-	-	10,342,621	159,846,959	170,189,580	10,349,693	1960-2007	2010-2016	20 years to 33 years
Virginia (SNF)		6,300,000	87,771,876	-	-	-	6,300,000	87,771,876	94,071,876	3,220,463	1979-2007	2016	30 years
Total Ciena HealthCare		25,381,109	435,896,017	-	-	-	25,381,109	435,896,017	461,277,126	26,403,073

Other:
Alabama (SNF)		1,817,320	33,356,170	12,915,787	-	-	1,817,320	46,271,957	48,089,277	30,926,414	1960-1982	1992-1997	31.5 years to 33 years
Arizona (TBI, SNF, AL)		10,995,190	86,868,402	-	-	-	10,995,190	86,868,402	97,863,592	10,017,581	1949-1999	2012-2015	33 years to 40 years
Arkansas (SNF, AL)	(2)	9,057,536	161,016,248	13,045,870	-	(36,350)	9,057,536	174,025,768	183,083,304	55,208,651	1960-2009	1992-2015	20 years to 38 years
California (SNF, TBI)		78,596,505	423,131,800	2,823,085	63,156	-	78,596,505	426,018,041	504,614,546	55,083,670	1927-2013	1997-2015	5 years to 35 years
Colorado (SNF, ILF)		11,279,262	88,830,136	7,790,478	-	-	11,279,262	96,620,614	107,899,876	29,232,095	1925-1975	1998-2016	20 years to 39 years
Connecticut (land only)		878,937	4,445,263	980,393	-	(5,425,656)	878,937	-	878,937	-	N/A	1999	N/A
Florida (SNF, AL)		61,806,778	481,225,245	36,333,087	948,913	(9,736,615)	61,806,778	508,770,630	570,577,408	150,266,763	1933-2007	1992-2016	2 years to 40 years
Georgia (SNF, AL)		3,730,000	47,387,507	-	-	-	3,730,000	47,387,507	51,117,507	5,230,371	1967-1998	1998-2016	30 years to 40 years
Idaho (SNF, AL)		6,705,560	62,572,804	1,321,587	-	-	6,705,560	63,894,391	70,599,951	12,106,038	1911-2008	1997-2015	25 years to 39 years
Illinois (SNF)		5,809,737	111,441,468	510,576	-	-	5,809,737	111,952,044	117,761,781	15,117,035	1926-1990	1996-2015	30 years to 33 years
Indiana (SNF, ILF, AL, MOB, SH,)		28,245,140	366,055,214	2,332,364	-	(1,828,124)	28,237,640	366,566,954	394,804,594	77,812,713	1923-2008	1992-2015	20 years to 40 years
Iowa (SNF, AL)		2,923,947	68,736,698	2,084,807	-	-	2,923,947	70,821,505	73,745,452	13,120,583	1961-1998	1997-2015	23 years to 33 years
Kansas (SNF)		4,799,714	47,680,306	9,250,851	-	-	4,799,714	56,931,157	61,730,871	6,164,491	1957-1985	2010-2015	20 years to 33 years
Kentucky (SNF, AL)		6,279,163	123,327,734	8,677,102	-	-	6,279,163	132,004,836	138,283,999	20,157,352	1917-2002	1994-2015	33 years
Louisiana (SNF)		2,177,542	52,869,373	1,749,991	-	-	2,177,542	54,619,364	56,796,906	17,883,426	1957-1983	1997-2006	33 years to 39 years
Maryland (SNF)		7,190,000	74,028,613	2,518,228	-	-	7,190,000	76,546,841	83,736,841	14,350,237	1921-1985	2010-2011	25 years to 30 years
Massachusetts (SNF)		5,898,952	41,120,152	2,160,034	-	-	5,898,952	43,280,186	49,179,138	20,605,218	1964-1993	1997-2010	20 years to 39 years
Michigan (SNF)		829,621	30,921,159	-	-	-	829,621	30,921,159	31,750,780	4,655,127	1964-1975	2011-2015	25 years to 33 years
Minnesota (SNF, AL, ILF)		10,571,691	52,399,655	653,399	-	-	10,571,691	53,053,054	63,624,745	3,949,866	1958-1983	2015	33 years
Mississippi (SNF)		2,910,000	49,506,905	826,654	-	-	2,910,000	50,333,559	53,243,559	14,274,382	1962-1988	2009-2010	20 years to 40 years
Missouri (SNF)		7,333,114	121,480,904	692,135	-	(152,575)	7,333,114	122,020,464	129,353,578	14,794,489	1955-1994	1999-2016	30 years to 33 years
Montana (SNF)		1,319,454	11,698,411	-	-	-	1,319,454	11,698,411	13,017,865	811,679	1963-1971	2015	33 years
Nebraska (SNF)		1,599,631	23,142,177	-	-	-	1,599,631	23,142,177	24,741,808	2,256,512	1963-1969	2015	20 years to 33 years
Nevada (SNF, SH, TBI)		5,501,308	50,472,213	8,350,000	-	-	5,501,308	58,822,213	64,323,521	10,013,989	1972-2004	2009-2015	26 years to 33 years
New Hampshire (SNF, AL)		1,782,067	19,837,436	1,462,797	-	-	1,782,067	21,300,233	23,082,300	8,439,787	1963-1999	1998-2006	33 years to 39 years
New Mexico (SNF)		9,002,270	68,658,130	130,323	-	-	9,002,270	68,788,453	77,790,723	7,348,628	1960-1989	2008-2015	20 years to 33 years
North Carolina (SNF)		3,069,856	52,675,612	3,550,986	-	-	3,069,856	56,226,598	59,296,454	26,436,775	1964-1987	1994-2010	25 years to 36 years
Ohio (SNF, SH, AL)		35,367,198	439,998,943	30,731,141	-	(1,166,009)	35,367,198	469,564,075	504,931,273	133,969,181	1920-2008	1994-2015	20 years to 39 years
Oklahoma (SNF, AL)		4,650,087	36,246,616	-	-	-	4,650,087	36,246,616	40,896,703	7,883,686	1965-2013	2010-2015	20 years to 33 years
Oregon (AL, SNF)		3,640,572	45,217,827	2,610,185	-	-	3,640,572	47,828,012	51,468,584	3,179,897	1959-2004	2014-2015	25 years to 33 years
Pennsylvania (SNF, AL, ILF)		11,733,450	206,264,434	11,281,116	-	-	11,733,450	217,545,550	229,279,000	66,127,725	1942-2012	1998-2015	16 years to 39 years
Rhode Island (SNF)		3,658,261	35,082,551	4,792,882	-	-	3,658,261	39,875,433	43,533,694	16,190,347	1965-1981	2006	39 years
South Carolina (SNF)		7,800,000	59,782,493	-	-	-	7,800,000	59,782,493	67,582,493	5,718,501	1959-2007	2014-2016	20 years to 30 years
Tennessee (SNF)		5,932,773	99,743,478	4,897,458	-	(527,491)	5,827,316	104,218,902	110,046,218	46,714,574	1958-1985	1992-2015	20 years to 31 years
Texas (AL, SNF)		67,370,202	667,695,852	24,223,887	203,265	(1,000)	67,370,202	692,122,004	759,492,206	97,331,606	1952-2015	1997-2016	2 years to 40 years
United Kingdom (AL)		47,432,242	256,409,736	1,646,761	-	(52,350,758)	39,822,262	213,315,719	253,137,981	10,141,108	1750-2011	2015-2016	30 years
Utah (SNF)		633,938	2,986,062	-	-	-	633,938	2,986,062	3,620,000	247,001	1977	2015	24 years
Vermont (SNF)		317,500	6,005,388	602,296	-	-	317,500	6,607,684	6,925,184	2,416,363	1971	2004	39 years
Virginia (SNF)		2,566,363	30,009,385	-	-	-	2,566,363	30,009,385	32,575,748	1,582,827	1989-1995	2015	33 years to 40 years
Washington (SNF, AL)		11,719,119	138,054,574	2,626,926	-	(1,500)	11,717,619	140,681,500	152,399,119	22,271,862	1930-2004	1995-2015	20 years to 33 years
West Virginia (SNF)		1,972,682	66,945,947	7,000,345	-	-	1,972,682	73,946,292	75,918,974	32,588,074	1961-1996	1994-2011	25 years to 39 years
Wisconsin (SNF, AL)		7,377,429	53,224,076	5,252,877	-	(1,500)	7,377,429	58,475,453	65,852,882	12,420,492	1930-1994	2009-2015	20 years to 33 years
Total Other		504,282,111	4,898,553,097	215,826,408	1,215,334	(71,227,578)	496,557,674	5,052,091,698	5,548,649,372	1,085,047,116

Total		$767,018,940	$6,549,820,611	$312,976,028	$8,718,627	$(72,175,923)	$759,294,503	$6,807,063,780	$7,566,358,283	$1,240,335,945

(1)	The real estate included in this schedule is being used in either the operation of skilled nursing facilities (SNF), assisted living facilities (AL), independent living facilities (ILF), tramatic brain injury (TBI), medical office building (MOB) or specialty hospitals (SH) located in the states or country indicated.
(2)	Certain of the real estate indicated are security for the HUD loan borrowings totaling $54,954,695 at December 31, 2016.

	Year Ended December 31,
(3)	2014	2015	2016
Balance at beginning of period	$3,099,547,182	$3,223,785,295	$6,743,957,698
Acquisitions through foreclosure	-	-	25,000,000
Acquisitions	131,689,483	3,371,233,860	1,017,760,963
Impairment	(3,660,381)	(12,916,233)	(53,716,724)
Improvements	17,916,855	220,272,401	95,806,618
Disposals/other	(21,707,844)	(58,417,625)	(262,450,272)
Balance at close of period	$3,223,785,295	$6,743,957,698	$7,566,358,283

	Year Ended December 31,
(4)	2014	2015	2016
Balance at beginning of period	$707,409,888	$821,711,991	$1,019,149,678
Provisions for depreciation	123,141,880	210,554,569	266,904,418
Dispositions/other	(8,839,777)	(13,116,882)	(45,718,151)
Balance at close of period	$821,711,991	$1,019,149,678	$1,240,335,945

(5)	The reported amount of our real estate at December 31, 2016 is greater than the tax basis of the real estate by approximately $1.1 billion.
(6)	Reflects bed sales, land easements and impacts from foreign currency exchange rates.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE

OMEGA HEALTHCARE INVESTORS, INC.

December 31, 2016

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest

1	Louisiana (1 AL facility)	8.75%	2018	Interest accrues monthly	None	$9,870,626	$9,870,626
2	Maryland (3 SNF facilities)	11.00%	2028	Interest payable monthly	None	74,927,751	35,963,840
3	Michigan (31 SNF facilities)	9.45%	2029	Interest plus $105,000 of principal payable monthly	None	415,000,000	412,140,060
4	Michigan (1 SNF facility)	10.77%	2021	Interest payable monthly	None	3,917,030	3,917,030	-
5	Michigan (1 SNF facility)	10.51%	2021	Interest payable monthly	None	4,111,387	4,111,387	-
6	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	2,214,376	2,214,376	-
7	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	560,601	560,601	-
8	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	267,170	267,170	-
9	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	100,000	100,000	-
10	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	252,241	252,241	-
11	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	269,740	269,740	-
12	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	4,036,982	4,036,982	-
13	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	4,089,039	4,089,039	-
14	Michigan (1 SNF facility)	9.50%	2029	Interest payable monthly	None	597,022	597,022	-
15	Michigan (1 SNF facility)	9.50%	2029	Interest payable monthly	None	125,930	125,930	-
16	Michigan (1 SNF facility)	9.50%	2029	Interest payable monthly	None	1,803,905	1,803,905	-
17	Michigan (1 SNF facility)	9.50%	2029	Interest payable monthly	None	432,754	432,754	-
18	Michigan (1 SNF facility)	9.50%	2029	Interest payable monthly	None	190,842	190,842	-
19	Michigan (1 SNF facility)	8.50%	2029	Interest payable monthly	None	14,044,762	14,044,762	-
20	Missouri (1 SNF facility) and Tennessee ( 1 SNF facility)	8.35%	2015	Interest plus $0 of principal payable monthly	None	6,997,610	2,500,000
21	New Jersey (1 AL facility)	10.00%	2017	Interest payable monthly	None	3,195,000	3,195,000	-
22	Ohio (2 SNF facilities) and Pennsylvania (5 SNF and 2 AL facilities)	9.79%	2024	Interest payable monthly	None	112,500,000	112,500,000	-
23	Ohio (1 SNF facility)	11.67%	2018	Interest payable monthly	None	11,874,013	12,254,985
24	South Carolina (1 AL facility)	8.75%	2018	Interest accrues monthly	None	8,762,943	8,762,943	-
25	Virginia (1 AL facility)	8.75%	2018	Interest accrues monthly	None	5,142,008	5,142,008	-

						$685,283,732	$639,343,243

(1)	Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)	The aggregate cost for federal income tax purposes is equal to the carrying amount.

	Year Ended December 31,
(3)	2014	2015	2016
Balance at beginning of period	$241,514,812	$648,078,550	$679,795,236
Additions during period - Placements	529,547,836	33,288,320	48,721,953
Deductions during period - collection of principal/other	(122,984,098)	(1,571,634)	(89,173,946)
Balance at close of period	$648,078,550	$679,795,236	$639,343,243

INDEX TO EXHIBITS TO 2016 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of October 30, 2014, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., OHI Healthcare Properties Limited Partnership, L.P., Aviv REIT, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2014).
3.1	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2011).
3.2	Articles of Amendment and Restatement of Omega Healthcare Investors, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR filed on September 3, 2015).
4.0	See Exhibits 3.1 to 3.2.
4.1	Indenture, dated as of March 19, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1A	Form of 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1B	Form of Subsidiary Guarantee relating to the 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit E of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1C	First Supplemental Indenture, dated as of July 2, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto , that certain Second Supplemental Indenture, dated as of August 9, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto, that certain Third Supplemental Indenture, dated as of September 24, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto, and that certain Fourth Supplemental Indenture, effective as of December 31, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1C to the Company’s Annual Report on Form 10-K, filed on February 28, 2013).
4.1D	Fifth Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2013) and that certain Sixth Supplemental Indenture, dated as of October 23, 2013 among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1D to the Company’s Annual Report on Form 10-K, filed on February 11, 2014).
4.1E	Seventh Supplemental Indenture, dated as of February 14, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3A to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014) and that certain Eighth Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3B to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).

4.1F	Ninth Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Tenth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1F to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).
4.1G	Eleventh Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.1H	Twelfth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2C to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.1I	Thirteenth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).
4.1J	Fourteenth Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1J to the Company’s Annual Report on Form 10-K, filed on February 26, 2016).
4.1K	Fifteenth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.1L	Sixteenth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.1M	Seventeenth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.1N	Eighteenth Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.2	Indenture, dated as of March 11, 2014, by and among Omega, the guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.950% Senior Notes due 2024, including the Form of 4.95% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2014).
4.2A	First Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).
4.2B	Second Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Third Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4B to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).

4.2C	Fourth Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3B to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.2D	Fifth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3C to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.2E	Sixth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).
4.2F	Seventh Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2F to the Company’s Annual Report on Form 10-K, filed on February 26, 2016).
4.2G	Eighth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.2H	Ninth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.2I	Tenth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.2J	Eleventh Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.3	Indenture, dated as of September 11, 2014, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 11, 2014).
4.3A	First Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2024, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Second Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2024, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5A to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).
4.3B	Third Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed on April 16, 2015).

4.3C	Fourth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed on April 16, 2015).
4.3D	Fifth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).
4.3E	Sixth Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3E to the Company’s Annual Report on Form 10-K, filed on February 26, 2016).
4.3F	Seventh Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.3G	Eighth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.3H	Ninth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.3I	Tenth Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.4	Indenture, dated as of March 18, 2015, by and among Omega Healthcare Investors, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2015).
4.4A	First Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5A to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.4B	Second Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (incorporated by reference to Exhibit 4.2A to Omega’s Registration Statement on Form S-4 filed on October 6, 2015).
4.4C	Third Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto. (incorporated by reference to Exhibit 4.2B to the Amendment to Omega’s Registration Statement on Form S-4 filed on November 10, 2015).
4.4D	Fourth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).

4.4E	Fifth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.4F	Sixth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.4G	Seventh Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.5	Indenture, dated as of September 23, 2015 by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Omega’s Current Report on Form 8-K, filed with SEC on September 29, 2015).
4.5A	First Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1A to the Company’s Registration Statement on Form S-4, filed on November 12, 2015).
4.5B	Second Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.5C	Third Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.5D	Fourth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.5E	Fifth Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.6	Indenture, dated as of July 12, 2016, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).
4.6A	First Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.6B	Second Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto.*
10.1	Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2000).
10.2	Form of Officers’ Multi-Year Performance Restricted Stock Unit Award for 2011 to 2014 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on February 27, 2012).+
10.3	Amended and Restated Deferred Stock Plan, dated October 16, 2012, and forms of related agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.4	Credit Agreement, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2014).
10.4A	First Amendment dated April 1, 2015 to the Credit Agreement dated June 27, 2014 by and between Omega Healthcare Investors Inc., the subsidiary guarantors listed therein, a syndicate of financial institutions, as Lenders, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
10.4B	Second Amendment to Credit Agreement, dated as of August 7, 2015, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 22, 2015).
10.4C	Third Amendment to Credit Agreement, dated as of January 29, 2016, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 3, 2016).
10.4D	Credit Agreement, dated as of December 16, 2015, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2015).
10.4E	Second Amended and Restated Agreement of Limited Partnership by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
10.5	Credit Agreement dated as of April 1, 2015, by and between OHI Healthcare Properties Limited Partnership, each of the subsidiary guarantors listed therein, a syndicate of financial institutions as listed therein as Lenders, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
10.5A	First Amendment to Credit Agreement, dated as of August 7, 2015, among Omega Healthcare Properties Limited Partnership, certain subsidiaries of Omega Healthcare Properties Limited Partnership identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 7, 2016).
10.6	Form of Equity Distribution Agreement dated September 3, 2015, entered into by and between Omega Healthcare Investors, Inc. and each of BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Omega’s Current Report on Form 8-K filed with the SEC on September 4, 2015).
10.7	Omega Healthcare Investors, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 22, 2013). +
10.7A	Amendment to 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.8	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2013). +
10.9	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and C. Taylor Pickett (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.10	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Daniel Booth (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.11	Employment Agreement, dated April 1, 2015, between Omega Healthcare Investors, Inc. and Steven J. Insoft (incorporated by reference to Exhibit 10.3 to Company's Current Report on Form 8-K filed with the SEC on April 3, 2015).
10.12	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Robert O. Stephenson (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.13	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Michael Ritz (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.14	Form of 2016 Employment Agreement Amendments (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016) for the Company’s executive officers.+
10.15	Form of 2017 Employment Agreement Amendments (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2017 ) for the Company’s executive officers.+
10.16	Form of Time-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.17	Form of Time-Based Restricted Stock Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.18	Form of Time-Based Restricted Stock Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.19	Form of Performance-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.20	Form of Performance-Based Restricted Stock Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.22	Form of Performance-Based Restricted Stock Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.23	Form of Time-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.24	Form of Performance-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.25	Form of Performance-Based LTIP Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.26	Form of Performance-Based LTIP Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.27	Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
10.27A	First Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 4.5 to Aviv REIT, Inc.’s Registration Statement on Form S-8, filed on March 25, 2013). +
10.27B	Second Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on April 2, 2015). +
10.27C	Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.4 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
10.27D	Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Aviv REIT, Inc.’s Registration Statement on Form S-4 filed on May 2, 2011). +
10.28	Aviv REIT, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 to Aviv REIT, Inc.’s Registration Statement on Form S-8 filed on March 25, 2013). +
10.28A	Amendment to the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on April 2, 2015). +
10.28B	Form of Restricted Stock Unit Award Agreement for time-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 10.2 to Aviv REIT, Inc.’s Current Report on Form 8-K, filed on July 15, 2013). +
10.29	Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, (Incorporated by reference to Exhibit 10.8 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +

12.1	Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER

/s/ C. Taylor Pickett	Chief Executive Officer	February 24, 2017
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ Robert O. Stephenson	Chief Financial Officer	February 24, 2017
Robert O. Stephenson

/s/ Michael D.Ritz	Chief Accounting Officer	February 24, 2017
Michael D. Ritz

DIRECTORS

/s/ Bernard J. Korman	Chairman of the Board	February 24, 2017
Bernard J. Korman

/s/ Craig M. Bernfield	Director	February 24, 2017
Craig M. Bernfield

/s/ Norman Bobins	Director	February 24, 2017
Norman Bobins

/s/ Craig R. Callen	Director	February 24, 2017
Craig R. Callen

/s/ Barbara B. Hill	Director	February 24, 2017
Barbara B. Hill

/s/ Harold J. Kloosterman	Director	February 24, 2017
Harold J. Kloosterman

/s/ Edward Lowenthal	Director	February 24, 2017
Edward Lowenthal

/s/ C. Taylor Pickett	Director	February 24, 2017
C. Taylor Pickett

/s/ Ben W. Perks	Director	February 24, 2017
Ben W. Perks

/s/ Stephen D. Plavin	Director	February 24, 2017
Stephen D. Plavin

