Form 10-Q
period 2017-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2017-05-05
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-11316

OMEGA HEALTHCARE INVESTORS, INC.

(Exact name of Registrant as specified in its charter)

Maryland	38-3041398
(State of incorporation)	(IRS Employer Identification No.)

303 International Circle, Suite 200, Hunt Valley, MD 21030

(Address of principal executive offices)

(410) 427-1700

(Telephone number, including area code)

200 International Circle, Suite 3500, Hunt Valley, MD 21030

(former name or former address, if changed since last report)

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

Yes  ☒                       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer  ☒                       Accelerated filer  ☐                    Non-accelerated filer  ☐

Smaller reporting company  ☐               Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. Yes ☐       No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 28, 2017

Common Stock, $.10 par value	196,809,064
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate properties
Real estate investments (see Note 2)	$7,581,665	$7,566,358
Less accumulated depreciation	(1,306,084)	(1,240,336)
Real estate investments – net	6,275,581	6,326,022
Investments in direct financing leases – net	604,777	601,938
Mortgage notes receivable – net	644,696	639,343
	7,525,054	7,567,303
Other investments – net	255,899	256,846
Investment in unconsolidated joint venture	40,152	48,776
Assets held for sale – net	23,245	52,868
Total investments	7,844,350	7,925,793

Cash and cash equivalents	40,349	93,687
Restricted cash	12,198	13,589
Accounts receivable – net	272,506	240,035
Goodwill	643,692	643,474
Other assets	29,023	32,682
Total assets	$8,842,118	$8,949,260

LIABILITIES AND EQUITY
Revolving line of credit	$123,000	$190,000
Term loans – net	1,094,875	1,094,343
Secured borrowings – net	54,052	54,365
Unsecured borrowings – net	3,028,938	3,028,146
Accrued expenses and other liabilities	316,985	360,514
Deferred income taxes	9,746	9,906
Total liabilities	4,627,596	4,737,274

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 196,761 shares as of March 31, 2017 and 196,142 as of December 31, 2016	19,676	19,614
Common stock – additional paid-in capital	4,878,637	4,861,408
Cumulative net earnings	1,843,377	1,738,937
Cumulative dividends paid	(2,829,718)	(2,707,387)
Accumulated other comprehensive loss	(48,478)	(53,827)
Total stockholders’ equity	3,863,494	3,858,745
Noncontrolling interest	351,028	353,241
Total equity	4,214,522	4,211,986
Total liabilities and equity	$8,842,118	$8,949,260

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Rental income	$192,537	$176,703
Income from direct financing leases	15,646	15,442
Mortgage interest income	15,956	16,606
Other investment income – net	6,914	3,431
Miscellaneous income	691	697
Total operating revenues	231,744	212,879

Expenses
Depreciation and amortization	69,993	62,433
General and administrative	12,524	10,455
Acquisition costs	(41)	3,771
Impairment loss on real estate properties	7,638	34,558
Provision for uncollectible accounts	2,404	5,124
Total operating expenses	92,518	116,341

Income before other income and expense	139,226	96,538
Other income (expense)
Interest income	4	8
Interest expense	(45,041)	(37,222)
Interest – amortization of deferred financing costs	(2,502)	(2,132)
Interest – refinancing costs	-	(298)
Contractual settlement	10,412	-
Realized gain (loss) on foreign exchange	61	(22)
Total other expense	(37,066)	(39,666)

Income before gain on assets sold	102,160	56,872
Gain on assets sold – net	7,420	1,571
Income from continuing operations	109,580	58,443
Income tax expense	(1,100)	(247)
Income from unconsolidated joint venture	632	-
Net income	109,112	58,196
Net income attributable to noncontrolling interest	(4,672)	(2,641)
Net income available to common stockholders	$104,440	$55,555

Income per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.53	$0.30
Diluted:
Net income	$0.53	$0.29

Dividends declared per common share	$0.62	$0.57

Weighted-average shares outstanding, basic	197,013	188,228
Weighted-average shares outstanding, diluted	206,174	198,350

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$109,112	$58,196
Other comprehensive income (loss)
Foreign currency translation	4,334	(4,730)
Cash flow hedges	1,254	(8,876)
Total other comprehensive income (loss)	5,588	(13,606)
Comprehensive income	114,700	44,590
Comprehensive income attributable to noncontrolling interest	(4,911)	(2,025)
Comprehensive income attributable to common stockholders	$109,789	$42,565

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2016 (196,142 common shares & 8,862 OP Units)	$19,614	$4,861,408	$1,738,937	$(2,707,387)	$(53,827)	$3,858,745	$353,241	$4,211,986
Stock-based compensation expense	—	3,744	—	—	—	3,744	—	3,744
Vesting/exercising of equity compensation plan, net of tax withholdings (103 shares)	10	(2,130)	—	—	—	(2,120)	—	(2,120)
Dividend reinvestment and stock purchase plan (239 shares at an average of $30.67 per share)	24	7,311	—	—	—	7,335	—	7,335
Grant of stock as payment of directors fees (2 shares at an average of $31.19 per share)	—	75	—	—	—	75	—	75
Deferred compensation directors	—	(16)	—	—	—	(16)	—	(16)
Equity Shelf Program (228 shares at $29.71 per share, net of issuance costs)	23	6,736	—	—	—	6,759	—	6,759
Common dividends declared ($0.62 per share)	—	—	—	(122,331)	—	(122,331)	—	(122,331)
Conversion of OP Units to common stock (47 shares at $32.30 per share)	5	1,509	—	—	—	1,514	—	1,514
Redemption of OP Units (48 units)	—	—	—	—	—	—	(1,570)	(1,570)
OP units distributions	—	—	—	—	—	—	(5,554)	(5,554)
Foreign currency translation	—	—	—	—	4,149	4,149	185	4,334
Cash flow hedges	—	—	—	—	1,200	1,200	54	1,254
Net income	—	—	104,440	—	—	104,440	4,672	109,112
Balance at March 31, 2017 (196,761 shares & 8,814 OP Units)	$19,676	$4,878,637	$1,843,377	$(2,829,718)	$(48,478)	$3,863,494	$351,028	$4,214,522

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$109,112	$58,196
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,993	62,433
Impairment loss on real estate properties	7,638	34,558
Provision for uncollectible accounts	2,404	5,124
Refinancing costs and amortization of deferred financing costs	2,502	2,430
Accretion of direct financing leases	(3,016)	(2,921)
Stock-based compensation expense	3,744	2,778
Gain on assets sold – net	(7,420)	(1,571)
Amortization of acquired in-place leases - net	(3,096)	(4,300)
Effective yield receivable on mortgage notes	(593)	(819)
Change in operating assets and liabilities – net:
Accounts receivable	(21,377)	560
Straight-line rent receivables	(11,747)	(9,947)
Lease inducements	447	647
Other operating assets and liabilities	(34,653)	(19,989)
Net cash provided by operating activities	113,938	127,179
Cash flows from investing activities
Acquisition of real estate	(7,574)	(416,104)
Investments in construction in progress	(15,703)	(16,316)
Investments in direct financing leases	(2,229)	-
Deposit to acquire real estate	—	(113,816)
Placement of mortgage loans	(5,749)	(6,162)
Distributions from unconsolidated joint venture	8,587	—
Proceeds from sale of real estate investments	45,848	2,392
Capital improvements to real estate investments	(8,199)	(9,544)
Proceeds from other investments	23,181	1,461
Investments in other investments	(22,144)	(116,003)
Collection of mortgage principal	333	312
Net cash provided by (used in) investing activities	16,351	(673,780)
Cash flows from financing activities
Proceeds from credit facility borrowings	148,000	670,000
Payments on credit facility borrowings	(215,000)	(370,000)
Receipts of other long-term borrowings	—	350,000
Payments of other long-term borrowings	(318)	(309)
Payments of financing related costs	(563)	(3,576)
Receipts from dividend reinvestment plan	7,335	19,596
Payments for exercised options and restricted stock	(2,120)	(2,381)
Net proceeds from issuance of common stock	6,759	—
Dividends paid	(122,272)	(107,500)
Redemption of OP Units	(56)	(10)
Distributions to OP Unit Holders	(5,554)	(5,131)
Net cash (used in) provided by financing activities	(183,789)	550,689

Effect of foreign currency translation on cash and cash equivalents	162	(105)
(Decrease) increase in cash and cash equivalents	(53,338)	3,983
Cash and cash equivalents at beginning of period	93,687	5,424
Cash and cash equivalents at end of period	$40,349	$9,407

6

Supplemental disclosures of cash flow information:

	Three Months Ended March 31,
	2017	2016
Interest paid during the period, net of amounts capitalized	$61,832	$36,597
Taxes paid during the period	$1,173	$141

Non-cash financing activities
Change in fair value of cash flow hedges	$(1,291)	$8,876

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2017

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of March 31, 2017, the Company owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

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

For the three months ended March 31, 2017 and 2016, we recognized impairment losses of $7.6 million and $34.6 million, respectively. For additional information see Note 2 – Properties and Investments and Note 7 – Assets Held For Sale.

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

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound. For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive loss (“AOCL”), as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest.

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

Derivative Instruments

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which are determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, whereas the change in fair value of the ineffective portion is recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At March 31, 2017 and December 31, 2016, we had $0.2 million and $1.5 million, respectively, of qualifying cash flow hedges recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets.

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

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)

Contractual receivables	$34,751	$13,376
Effective yield interest receivables	10,343	9,749
Straight-line rent receivables	219,821	208,874
Lease inducements	7,946	8,393
Allowance	(355)	(357)
Accounts receivable – net	$272,506	$240,035

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

Accounting Pronouncement Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. We adopted this accounting standard on January 1, 2017, at which time the Company began prospectively accounting for excess tax benefits or tax deficiencies as an adjustment to income tax expense in our Consolidated Statements of Operations as opposed to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The Company will continue to account for forfeitures as they occur and present employee taxes paid as a financing activity on our Consolidated Statements of Cash Flows. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

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

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

Our real estate properties, represented by 808 SNFs, 101 ALFs, 16 specialty facilities and one medical office building at March 31, 2017, are leased under provisions of single or master leases with initial terms typically ranging from five to 15 years, plus renewal options. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Buildings	$5,980,501	$5,954,771
Land	756,803	759,295
Furniture, fixtures and equipment	454,288	454,760
Site improvements	206,326	206,206
Construction in progress	183,747	191,326
Total real estate investments	7,581,665	7,566,358
Less accumulated depreciation	(1,306,084)	(1,240,336)
Real estate investments - net	$6,275,581	$6,326,022

The following table summarizes the significant acquisitions that occurred in the first quarter of 2017:

Number of Facilities		Country/	Total Investment	Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash
SNF	ALF	State	(in millions)				Yield (%)
-	1	VA	$7.6	$0.5	$6.8	$0.3	7.50

Asset Sales, Impairments and Other

During the first quarter of 2017, we sold 15 facilities for approximately $45.8 million in net proceeds recognizing a gain of approximately $7.4 million. Eleven of the sold facilities were previously classified as held for sale. In addition, we recorded a provision for impairment of approximately $7.6 million on three facilities, one of which was reclassified to held for sale on March 31, 2017. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facility reclassified to held for sale, to its estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). Also see Note 7 – Assets Held For Sale for details. Our recorded impairments were primarily the result of a decision to exit certain non-strategic facilities and/or operators.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Minimum lease payments receivable	$4,291,940	$4,287,069
Less unearned income	(3,684,757)	(3,685,131)
Less allowance for loss on direct financing lease	(2,406)	—
Investment in direct financing leases - net	$604,777	$601,938

Properties subject to direct financing leases	58	58

As of March 31, 2017, the following minimum rents are due under our direct financing leases for the next five fiscal years (in thousands):

2018	2019	2020	2021	2022
$51,319	$52,626	$53,917	$55,199	$56,488

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

The 56 facilities represent 5,623 licensed beds located in 12 states, predominantly in the southeastern U.S. The 56 facilities are separated by region and divided amongst four cross-defaulted master leases. The four regions include the Southeast (39 facilities), the Northwest (7 facilities), Texas (9 facilities) and Indiana (1 facility).

Additionally, we own four facilities and lease them to New Ark under a master lease which expires in 2026. The four facility lease is being accounted for as an operating lease.

In March 2017, we executed sale agreements with two unrelated third parties to sell the 7 Northwest facilities with a carrying value of approximately $36.4 million for $34.0 million. As a result, we recorded an allowance for loss of approximately $2.4 million. For the three months ended March 31, 2017, we recognized approximately $0.8 million of direct financing lease income on a cash basis related to the Northwest facilities lease. The sale of these facilities is expected to close in the second quarter of 2017.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of March 31, 2017, mortgage notes receivable relate to 27 fixed rate mortgages on 49 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states that are operated by eight independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

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

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)

Mortgage note due 2024; interest at 9.98%	$112,500	$112,500
Mortgage note due 2029; interest at 9.45%	411,807	412,140
Other mortgage notes outstanding (1)	124,323	118,637
Mortgage notes receivable, gross	648,630	643,277
Allowance for loss on mortgage notes receivable	(3,934)	(3,934)
Total mortgages — net	$644,696	$639,343

(1)	Other mortgage notes outstanding have stated interest rates ranging from 8.35% to 12.0% and maturity dates through 2029.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)

Other investment note due 2019; interest at 10.73%	$49,521	$49,458
Other investment note due 2020; interest at 14.00%	47,856	47,913
Other investment note due 2022, interest at 9.00%	31,987	31,987
Other investment note due 2030; interest at 6.66%	48,705	44,595
Other investment notes outstanding (1)	82,628	87,691
Other investments, gross	260,697	261,644
Allowance for loss on other investments	(4,798)	(4,798)
Total other investments	$255,899	$256,846

(1)	Other investment notes have maturity dates through 2028 and interest rates ranging from 6.50% to 13.0%.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

We receive asset management fees from the joint venture for services provided. For the three months ended March 31, 2017, we recognized $0.5 million of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statement of Operations. The accounting policies for the unconsolidated joint venture are the same as those of the Company.

NOTE 7 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2016	20	$52,868
Properties sold/other (1)	(12)	(30,023)
Properties added (2)	1	400
March 31, 2017(3)	9	$23,245

(1)	In the first quarter of 2017, we sold nine SNFs and two ALFs for approximately $29.4 million in net proceeds recognizing a gain on sale of approximately $3.6 million. One SNF classified as an asset held for sale at December 31, 2016 was no longer considered held for sale during the first quarter of 2017 and was reclassified back to leased properties at approximately $5.1 million which represents the facility’s then carrying value adjusted for depreciation that was not recognized while classified as held for sale.
(2)	In the first quarter of 2017, we recorded a $3.5 million impairment to reduce one ALF’s net book value to its estimated fair value less costs to sell before it was reclassified to assets held for sale.
(3)	We plan to sell the nine facilities classified as held for sale at March 31, 2017 over the next several quarters.

NOTE 8 – INTANGIBLES

The following is a summary of our intangibles as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(in thousands)
Assets:
Goodwill	$643,692	$643,474

Above market leases	$22,443	$22,476
In-place leases	167	167
Accumulated amortization	(16,180)	(15,864)
Net intangible assets	$6,430	$6,779

Liabilities:
Below market leases	$164,735	$165,028
Accumulated amortization	(74,131)	(70,738)
Net intangible liabilities	$90,604	$94,290

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

For the three months ended March 31, 2017 and 2016, our net amortization related to intangibles was $3.1 million and $4.3 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2017 and the subsequent four years is as follows: remainder of 2017 – $8.9 million; 2018 – $10.5 million; 2019 – $9.5 million; 2020 – $9.3 million and 2021 – $8.7 million. As of March 31, 2017 the weighted average remaining amortization period of above market leases (inclusive of in-place leases) and below market leases is approximately eight years and nine years, respectively.

The following is a reconciliation of our goodwill as of March 31, 2017:

(in thousands)
Balance as of December 31, 2016	$643,474
Add: foreign currency translation	218
Balance as of March 31, 2017	$643,692

NOTE 9 – CONCENTRATION OF RISK

As of March 31, 2017, our portfolio of real estate investments consisted of 985 healthcare facilities, located in 42 states and the U.K. and operated by 77 third party operators. Our investment in these facilities, net of impairments and reserve for uncollectible loans, totaled approximately $8.9 billion at March 31, 2017, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 808 SNFs, 101 ALFs, 16 specialty facilities, one medical office building, fixed rate mortgages on 44 SNFs and four ALFs, and 11 facilities that are closed/held-for-sale. At March 31, 2017, we also held other investments of approximately $255.9 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2017, the three states in which we had our highest concentration of investments were Ohio (10%), Texas (9%) and Florida (9%). No single operator or manager generated more than 10% of our total revenues for the three months ended March 31, 2017.

NOTE 10 – STOCKHOLDERS’ EQUITY

On April 13, 2017, the Board of Directors declared a common stock dividend of $0.63 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, to be paid May 15, 2017 to common stockholders of record as of the close of business on May 1, 2017.

On January 12, 2017, the Board of Directors declared a common stock dividend of $0.62 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter. The common dividends were paid February 15, 2017 to common stockholders of record as of the close of business on January 31, 2017.

$500 Million Equity Shelf Program

For the three months ended March 31, 2017, we issued 0.2 million shares of common stock at an average price of $29.71 per share, net of issuance costs, generating net proceeds of $6.8 million under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended March 31, 2017, approximately 0.2 million shares of our common stock at an average price of $30.67 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $7.3 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and For the Three Months Ended March 31,
	2017	2016
	(in thousands)

Foreign Currency Translation:
Beginning balance	$(54,948)	$(8,413)
Translation gain (loss)	4,273	(4,708)
Realized gain (loss)	61	(22)
Ending balance	(50,614)	(13,143)

Derivative Instruments:
Beginning balance	(1,420)	(718)
Unrealized gain (loss)	490	(8,876)
Realized gain (loss)	764	-
Ending balance	(166)	(9,594)
Total accumulated other comprehensive loss	(50,780)	(22,737)
Add: portion included in noncontrolling interest	2,302	1,035

Total accumulated other comprehensive loss	$(48,478)	$(21,702)

NOTE 11 – TAXES

Since our inception, we have elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (“Code”). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed each tax year and certain other requirements are met, including asset and income tests. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect the Company’s net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. We test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules on a quarterly and annual basis. We review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. In 2017, we expect to distribute dividends in excess of our taxable income.

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five wholly owned subsidiary REITs and added a sixth wholly owned subsidiary REIT as of January 1, 2016, all of which are subject to all of the REIT qualification rules set forth in the Code. We merged five of the wholly owned subsidiary REITs into a single wholly owned subsidiary REIT in December 2015, and then merged the sixth wholly-owned subsidiary REIT into our other wholly-owned subsidiary REIT in December 2016, which wholly-owned subsidiary REIT remains subject to all of the REIT qualification rules set forth in the Code.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of March 31, 2017, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.8 million. The loss carry-forward is fully reserved as of March 31, 2017, with a valuation allowance due to uncertainties regarding realization.

During the first quarter of 2017, we recorded approximately $1.0 million of state and local income tax provision and approximately $0.1 million of tax provision for foreign income taxes included in provision for income taxes on our Consolidated Statement of Operations.

NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation expense was $3.7 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively:

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units (“RSUs”) are subject to forfeiture if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. Prior to vesting, ownership of the shares/units cannot be transferred. Restricted stock has the same dividend and voting rights as our common stock. RSUs accrue dividend equivalents but have no voting rights. Restricted stock and RSUs are valued at the price of our common stock on the date of grant. We expense the cost of these awards ratably over their vesting period. We awarded 140,416 RSUs to employees on January 1, 2017.

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

The number of shares or units earned under the TSR PRSUs or LTIP Units depends generally on the level of achievement of Omega’s TSR over the indicated performance period. We awarded 399,726 LTIP Units to employees on January 1, 2017.

The number of shares earned under the Relative TSR PRSUs depends generally on the level of achievement of Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index or FTSE NAREIT Equity Health Care Index TSR over the performance period indicated. We awarded 285,338 Relative TSR PRSUs to employees on January 1, 2017.

The following table summarizes our total unrecognized compensation cost as of March 31, 2017 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions) (1)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)	Performance Period	Vesting Dates
RSUs

3/31/15 RSU	2015	109,985	$40.57	$4.5	33	$1.2	N/A	12/31/2017
4/1/15 RSU	2015	40,464	40.74	1.6	33	0.5	N/A	12/31/2017
Assumed Aviv RSU	2015	7,799	35.08	0.3	33	0.1	N/A	11/1/2017
3/17/16 RSU	2016	130,006	34.78	4.6	33	2.8	N/A	12/31/2018
1/1/2017 RSU	2017	140,416	31.26	4.3	36	4.0	N/A	12/31/2019
Restricted Stock Units Total		428,670	$35.68	$15.3		$8.6

TSR PRSUs and LTIP Units

2016 TSR	2014	135,634	$8.67	$1.2	48	$0.2	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 LTIP Units	2015	137,249	14.66	2.0	45	0.9	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	54,151	14.80	0.8	45	0.4	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 LTIP Units	2016	372,069	13.21	4.9	45	3.6	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 LTIP Units	2017	399,726	12.61	5.0	48	4.7	1/1/2017-12/31/2019	Quarterly in 2020
TSR PRSUs & LTIP Total		1,098,829	$12.69	$13.9		$9.8

Relative TSR PRSUs

2016 Relative TSR	2014	135,634	$14.24	$1.9	48	$0.4	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 Relative TSR	2015	137,249	22.50	3.1	45	1.4	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	54,151	22.91	1.2	45	0.6	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 Relative TSR	2016	307,480	16.45	5.1	45	3.7	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 Relative TSR	2017	285,338	18.04	5.1	48	4.8	1/1/2017-12/31/2019	Quarterly in 2020
Relative TSR PRSUs Total		919,852	$17.78	$16.4		$10.9
Grand Total		2,447,351	$18.63	$45.6		$29.3

(1)	Total compensation costs are net of shares cancelled.

Director Restricted Stock Grants

As of March 31, 2017, we had 51,999 shares of restricted stock outstanding to directors. The directors’ restricted shares are scheduled to vest over the next three years. As of March 31, 2017, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $1.1 million.

NOTE 13 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our borrowings:

		Annual Interest Rate as of March 31,	March 31,	December 31,
	Maturity	2017	2017	2016
			(in thousands)
Secured borrowings:
HUD mortgages assumed December 2011(1)	2044	3.06%	$54,636	$54,954
Deferred financing costs – net			(584)	(589)
Total secured borrowings – net			54,052	54,365

Unsecured borrowings:
Revolving line of credit	2018	2.25%	123,000	190,000

Tranche A-1 term loan	2019	2.48%	200,000	200,000
Tranche A-2 term loan	2017	2.44%	200,000	200,000
Tranche A-3 term loan	2021	2.48%	350,000	350,000
Omega OP term loan	2017	2.44%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Deferred financing costs – net			(5,125)	(5,657)
Total term loans – net			1,094,875	1,094,343

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
Other	2018	-	3,000	3,000
Subordinated debt	2021	9.00%	20,000	20,000
Discount - net			(16,669)	(17,151)
Deferred financing costs – net			(27,393)	(27,703)
Total unsecured borrowings – net			3,028,938	3,028,146

Total secured and unsecured borrowings – net			$4,300,865	$4,366,854

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at March 31, 2017 excluding a third-party administration fee of approximately 0.5% annually. Secured by real estate assets with a net carrying value of $64.8 million as of March 31, 2017.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2017 and December 31, 2016, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

See Note 18 – Subsequent Events for additional details regarding new borrowings, the redemption of the $400 million 5.875% Senior Notes due 2024 and the prepayment of the $200 million senior unsecured incremental term loan facility (the “Tranche A-2 Term Loan Facility”) due 2017.

NOTE 14 – FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, restricted cash and accounts receivable reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (i.e., less than 90 days) (Level 1).

At March 31, 2017 and December 31, 2016, the carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$604,777	$601,522	$601,938	$598,665
Mortgage notes receivable – net	644,696	652,487	639,343	644,961
Other investments – net	255,899	248,959	256,846	253,385
Total	$1,505,372	$1,502,968	$1,498,127	$1,497,011
Liabilities:
Revolving line of credit	$123,000	$123,000	$190,000	$190,000
Tranche A-1 term loan	199,124	200,000	198,830	200,000
Tranche A-2 term loan	200,000	200,000	200,000	200,000
Tranche A-3 term loan	347,605	350,000	347,449	350,000
Omega OP term loan	100,000	100,000	100,000	100,000
2015 term loan	248,145	250,000	248,064	250,000
4.375% notes due 2023 – net	692,598	710,967	692,305	693,505
5.875% notes due 2024 – net	395,236	434,814	395,065	432,938
4.95% notes due 2024 – net	392,922	413,512	392,669	406,361
4.50% notes due 2025 – net	245,953	250,500	245,949	249,075
5.25% notes due 2026 – net	593,792	627,443	593,616	611,461
4.50% notes due 2027 – net	685,418	696,683	685,052	681,978
4.75% notes due 2028 – net	(440)	—	—	—
HUD debt – net	54,052	52,771	54,365	52,510
Subordinated debt – net	20,460	23,909	20,490	23,944
Other	3,000	3,000	3,000	3,000
Total	$4,300,865	$4,436,599	$4,366,854	$4,444,772

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2016). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

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

NOTE 15 – LITIGATION

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

NOTE 16 – EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$109,112	$58,196
Less: net income attributable to noncontrolling interests	(4,672)	(2,641)
Net income available to common stockholders	$104,440	$55,555

Denominator:
Denominator for basic earnings per share	197,013	188,228
Effect of dilutive securities:
Common stock equivalents	347	1,175
Noncontrolling interest – OP units	8,814	8,947
Denominator for diluted earnings per share	206,174	198,350

Earnings per share – basic:
Net income available to common stockholders	$0.53	$0.30
Earnings per share – diluted:
Net income	$0.53	$0.29

NOTE 17 – CONSOLIDATING FINANCIAL STATEMENTS

As of March 31, 2017, we had outstanding: (i) $700 million 4.375% Senior Notes due 2023, (ii) $400 million 5.875% Senior Notes due 2024, (iii) $400 million 4.95% Senior Notes due 2024, (iv) $250 million 4.50% Senior Notes due 2025, (v) $600 million 5.25% Senior Notes due 2026 and (vi) $700 million 4.50% Senior Notes due 2027 (collectively, the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee amounts outstanding under the Omega Credit Facilities and 2015 Term Loan Facility listed in Note 13– Borrowing Activities and Arrangements. In addition, all such subsidiary guarantors that are subsidiaries of Omega OP also guarantee amounts outstanding under the Omega OP Term Loan listed in Note 13– Borrowing Activities and Arrangements.

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

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

Unaudited

(in thousands)

	March 31, 2017
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Real estate investments	$6,934,468	$647,197	$—	$7,581,665
Less accumulated depreciation	(1,250,968)	(55,116)	—	(1,306,084)
Real estate investments – net	5,683,500	592,081	—	6,275,581
Investment in direct financing leases - net	604,777	—	—	604,777
Mortgage notes receivable - net	644,696	—	—	644,696
	6,932,973	592,081	—	7,525,054
Other investments - net	255,899	—	—	255,899
Investment in unconsolidated joint venture	40,152	—	—	40,152
Assets held for sale – net	23,245	—	—	23,245
Total investments	7,252,269	592,081	—	7,844,350

Cash and cash equivalents	31,851	8,498	—	40,349
Restricted cash	6,916	5,282	—	12,198
Accounts receivable – net	261,204	11,302	—	272,506
Goodwill	630,679	13,013	—	643,692
Investments in and advances to affiliates	569,978	—	(569,978)	—
Other assets	17,357	11,666	—	29,023
Total assets	$8,770,254	$641,842	$(569,978)	$8,842,118

LIABILITIES AND EQUITY
Revolving line of credit	$123,000	$—	$—	$123,000
Term loans - net	1,094,875	—	—	1,094,875
Secured borrowings - net	—	432,217	(378,165)	54,052
Unsecured borrowings – net	3,028,938	—	—	3,028,938
Accrued expenses and other liabilities	308,919	8,066	—	316,985
Deferred income taxes	—	9,746	—	9,746
Intercompany payable	—	4,986	(4,986)	—
Total liabilities	4,555,732	455,015	(383,151)	4,627,596

Equity:
Common stock	19,676	—	—	19,676
Equity investment from affiliates	—	152,700	(152,700)	—
Common stock – additional paid-in capital	4,878,637	—	—	4,878,637
Cumulative net earnings	1,843,377	33,594	(33,594)	1,843,377
Cumulative dividends paid	(2,829,718)	—	—	(2,829,718)
Accumulated other comprehensive (loss) income	(48,478)	533	(533)	(48,478)
Total stockholders’ equity	3,863,494	186,827	(186,827)	3,863,494
Noncontrolling interest	351,028	—	—	351,028
Total equity	4,214,522	186,827	(186,827)	4,214,522
Total liabilities and equity	$8,770,254	$641,842	$(569,978)	$8,842,118

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEET

(in thousands)

	December 31, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Real estate investments	$6,923,469	$642,889	$—	$7,566,358
Less accumulated depreciation	(1,191,117)	(49,219)	—	(1,240,336)
Real estate investments – net	5,732,352	593,670	—	6,326,022
Investment in direct financing leases - net	601,938	—	—	601,938
Mortgage notes receivable - net	639,343	—	—	639,343
	6,973,633	593,670	—	7,567,303
Other investments - net	256,846	—	—	256,846
Investment in unconsolidated joint venture	48,776	—	—	48,776
Assets held for sale – net	52,868	—	—	52,868
Total investments	7,332,123	593,670	—	7,925,793

Cash and cash equivalents	87,098	6,589	—	93,687
Restricted cash	6,915	6,674	—	13,589
Accounts receivable – net	230,097	9,938	—	240,035
Goodwill	630,679	12,795	—	643,474
Investments in and advances to affiliates	569,194	—	(569,194)	—
Other assets	21,293	11,389	—	32,682
Total assets	$8,877,399	$641,055	$(569,194)	$8,949,260

LIABILITIES AND EQUITY
Revolving line of credit	$190,000	$—	$—	$190,000
Term loans - net	1,094,343	—	—	1,094,343
Secured borrowings - net	—	429,214	(374,849)	54,365
Unsecured borrowings – net	3,028,146	—	—	3,028,146
Accrued expenses and other liabilities	352,924	7,590	—	360,514
Deferred income taxes	—	9,906	—	9,906
Intercompany payable	—	7,890	(7,890)	—
Total liabilities	4,665,413	454,600	(382,739)	4,737,274

Equity:
Common stock	19,614	—	—	19,614
Equity investment from affiliates	—	156,446	(156,446)	—
Common stock – additional paid-in capital	4,861,408	—	—	4,861,408
Cumulative net earnings	1,738,937	29,479	(29,479)	1,738,937
Cumulative dividends paid	(2,707,387)	—	—	(2,707,387)
Accumulated other comprehensive (loss) income	(53,827)	530	(530)	(53,827)
Total stockholders’ equity	3,858,745	186,455	(186,455)	3,858,745
Noncontrolling interest	353,241	—	—	353,241
Total equity	4,211,986	186,455	(186,455)	4,211,986
Total liabilities and equity	$8,877,399	$641,055	$(569,194)	$8,949,260

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Unaudited

(in thousands)

	Three Months Ended March 31, 2017
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$177,645	$14,892	$-	$192,537
Income from direct financing leases	15,646	-	-	15,646
Mortgage interest income	15,956	-	-	15,956
Other investment income – net	8,759	-	(1,845)	6,914
Miscellaneous income	691	-	-	691
Total operating revenues	218,697	14,892	(1,845)	231,744

Expenses
Depreciation and amortization	64,275	5,718	-	69,993
General and administrative	12,453	71	-	12,524
Acquisition costs	(41)	-	-	(41)
Impairment loss on real estate properties	7,638	-	-	7,638
Provision for uncollectible accounts	2,404	-	-	2,404
Total operating expenses	86,729	5,789	-	92,518

Income before other income and expense	131,968	9,103	(1,845)	139,226
Other income (expense):
Interest income	-	4	-	4
Interest expense	(42,013)	(4,873)	1,845	(45,041)
Interest – amortization of deferred financing costs	(2,497)	(5)	-	(2,502)
Contractual settlement	10,412	-	-	10,412
Realized gain on foreign exchange	61	-	-	61
Equity in earnings	4,115	-	(4,115)	-
Total other expense	(29,922)	(4,874)	(2,270)	(37,066)

Income before gain on assets sold	102,046	4,229	(4,115)	102,160
Gain on assets sold - net	7,420	-	-	7,420
Income from continuing operations	109,466	4,229	(4,115)	109,580
Income tax expense	(986)	(114)	-	(1,100)
Income from unconsolidated joint venture	632	-	-	632
Net income	109,112	4,115	(4,115)	109,112
Net income attributable to noncontrolling interest	(4,672)	-	-	(4,672)
Net income available to common stockholders	$104,440	$4,115	$(4,115)	$104,440

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31, 2017
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

Net income	$109,112	$4,115	$(4,115)	$109,112
Other comprehensive income (loss)
Foreign currency translation	4,334	-	-	4,334
Cash flow hedges	1,254	-	-	1,254
Total other comprehensive income (loss)	5,588	-	-	5,588
Comprehensive income	114,700	4,115	(4,115)	114,700
Comprehensive income attributable to noncontrolling interest	(4,911)	-	-	(4,911)
Comprehensive income attributable to common stockholders	$109,789	$4,115	$(4,115)	$109,789

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Unaudited

(in thousands)

	Three Months Ended March 31, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$163,393	$13,310	$-	$176,703
Income from direct financing leases	15,442	-	-	15,442
Mortgage interest income	16,606	-	-	16,606
Other investment income – net	3,431	-	-	3,431
Miscellaneous income	697	-	-	697
Total operating revenues	199,569	13,310	-	212,879

Expenses
Depreciation and amortization	57,279	5,154	-	62,433
General and administrative	10,343	112	-	10,455
Acquisition costs	2,429	1,342	-	3,771
Impairment loss on real estate properties	34,340	218	-	34,558
Provisions for uncollectible accounts	1,862	3,262	-	5,124
Total operating expenses	106,253	10,088	-	116,341

Income before other income and expense	93,316	3,222	-	96,538
Other income (expense):
Interest income	5	3	-	8
Interest expense	(33,389)	(3,833)	-	(37,222)
Interest – amortization of deferred financing costs	(2,126)	(6)	-	(2,132)
Interest – refinancing costs	(298)	-	-	(298)
Realized loss on foreign exchange	(22)	-	-	(22)
Equity in earnings	(682)	-	682	-
Total other expense	(36,512)	(3,836)	682	(39,666)

Income before gain (loss) on assets sold	56,804	(614)	682	56,872
Gain on assets sold - net	1,571	-	-	1,571
Income from continuing operations	58,375	(614)	682	58,443
Income tax expense	(141)	(106)	-	(247)
Net income	58,234	(720)	682	58,196
Net income attributable to noncontrolling interest	(2,679)	38	-	(2,641)
Net income available to common stockholders	$55,555	$(682)	$682	$55,555

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31, 2016
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated

Net income	$58,234	$(720)	$682	$58,196
Other comprehensive income (loss)
Foreign currency translation	(4,730)	-	-	(4,730)
Cash flow hedges	(8,876)	-	-	(8,876)
Total other comprehensive income (loss)	(13,606)	-	-	(13,606)
Comprehensive income	44,628	(720)	682	44,590
Comprehensive income attributable to noncontrolling interest	(2,063)	38	-	(2,025)
Comprehensive income attributable to common stockholders	$42,565	$(682)	$682	$42,565

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three Months Ended March 31, 2017
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$109,112	$4,115	$(4,115)	$109,112
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	64,275	5,718	—	69,993
Provision for impairment on real estate properties	7,638	—	—	7,638
Provision for uncollectible accounts	2,404	—	—	2,404
Amortization of deferred financing and refinancing costs	2,497	5	—	2,502
Accretion of direct financing leases	(3,016)	—	—	(3,016)
Stock-based compensation expense	3,744	—	—	3,744
Gain on assets sold – net	(7,420)	—	—	(7,420)
Amortization of acquired in-place leases - net	(3,096)	—	—	(3,096)
Effective yield receivable on mortgage notes	(593)	—	—	(593)
Equity in earnings	(4,115)	—	4,115	—
Change in operating assets and liabilities – net:
Accounts receivable	(21,377)	—	—	(21,377)
Straight-line rent receivables	(10,444)	(1,303)	—	(11,747)
Lease inducements	447	—	—	447
Other operating assets and liabilities	(32,990)	(1,663)	—	(34,653)
Net cash provided by operating activities	107,066	6,872	—	113,938
Cash flows from investing activities
Acquisition of real estate	(7,574)	—	—	(7,574)
Investment in construction in progress	(15,703)	—	—	(15,703)
Investments in U.K. subsidiaries	4,807	—	(4,807)	—
Investment in direct financing leases	(2,229)	—	—	(2,229)
Placement of mortgage loans	(5,749)	—	—	(5,749)
Distributions from unconsolidated joint venture	8,587	—	—	8,587
Proceeds from sale of real estate investments	45,848	—	—	45,848
Capital improvements to real estate investments	(8,199)	—	—	(8,199)
Proceeds from other investments	23,181	—	—	23,181
Investments in other investments	(22,144)	—	—	(22,144)
Collection of mortgage principal	333	—	—	333
Net cash provided by investing activities	21,158	—	(4,807)	16,351
Cash flows from financing activities
Proceeds from credit facility borrowings	148,000	—	—	148,000
Payments on credit facility borrowings	(215,000)	—	—	(215,000)
Payments of other long-term borrowings	—	(318)	—	(318)
Payments of financing related costs	(563)	—	—	(563)
Receipts from dividend reinvestment plan	7,335	—	—	7,335
Payments for exercised options and restricted stock	(2,120)	—	—	(2,120)
Net proceeds from issuance of common stock	6,759	—	—	6,759
Dividends paid	(122,272)	—	—	(122,272)
Contributions from affiliates	—	(4,807)	4,807	—
Redemption of OP Units	(56)	—	—	(56)
Distributions to OP Unit Holders	(5,554)	—	—	(5,554)
Net cash used in financing activities	(183,471)	(5,125)	4,807	(183,789)

Effect of foreign currency translation on cash and cash equivalents	—	162	—	162
(Decrease) increase in cash and cash equivalents	(55,247)	1,909	—	(53,338)
Cash and cash equivalents at beginning of period	87,098	6,589	—	93,687
Cash and cash equivalents at end of period	$31,851	$8,498	$—	$40,349

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three Months Ended March 31, 2016
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$58,234	$(720)	$682	$58,196
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,279	5,154	—	62,433
Provision for impairment on real estate properties	34,340	218	—	34,558
Provision for uncollectible accounts	1,862	3,262	—	5,124
Amortization of deferred financing and refinancing costs	2,424	6	—	2,430
Accretion of direct financing leases	(2,921)	—	—	(2,921)
Stock-based compensation	2,778	—	—	2,778
Gain on assets sold – net	(1,571)	—	—	(1,571)
Amortization of acquired in-place leases - net	(4,300)	—	—	(4,300)
Effective yield receivable on mortgage notes	(819)	—	—	(819)
Change in operating assets and liabilities – net:
Accounts receivable	581	(21)	—	560
Straight-line rent receivables	(9,111)	(836)	—	(9,947)
Lease inducements	647	—	—	647
Other operating assets and liabilities	(10,793)	(8,514)	(682)	(19,989)
Net cash provided by (used in) operating activities	128,630	(1,451)	—	127,179
Cash flows from investing activities
Acquisition of real estate	(401,700)	(14,404)	—	(416,104)
Investment in construction in progress	(16,316)	—	—	(16,316)
Deposit to acquire real estate	—	(113,816)	—	(113,816)
Investment in U.K. subsidiary	(127,239)	127,239	—	—
Placement of mortgage loans	(6,162)	—	—	(6,162)
Proceeds from sale of real estate investments	2,392	—	—	2,392
Capital improvements to real estate investments	(9,004)	(540)	—	(9,544)
Proceeds from other investments	1,461	—	—	1,461
Investments in other investments	(116,003)	—	—	(116,003)
Collection of mortgage principal	312	—	—	312
Net cash used in investing activities	(672,259)	(1,521)	—	(673,780)
Cash flows from financing activities
Proceeds from credit facility borrowings	670,000	—	—	670,000
Payments on credit facility borrowings	(370,000)	—	—	(370,000)
Receipts of other long-term borrowings	350,000	—	—	350,000
Payments of other long-term borrowings	—	(309)	—	(309)
Payments of financing related costs	(3,552)	(24)	—	(3,576)
Receipts from dividend reinvestment plan	19,596	—	—	19,596
Payments for exercised options and restricted stock – net	(2,381)	—	—	(2,381)
Dividends paid	(107,500)	—	—	(107,500)
Redemption of OP Units	(10)	—	—	(10)
Distributions to OP Unit Holders	(5,131)	—	—	(5,131)
Net cash provided by (used in) financing activities	551,022	(333)	—	550,689

Effect of foreign currency translation on cash and cash equivalents	—	(105)	—	(105)
Increase (decrease) in cash and cash equivalents	7,393	(3,410)	—	3,983
Cash and cash equivalents at beginning of period	1,592	3,832	—	5,424
Cash and cash equivalents at end of period	$8,985	$422	$—	$9,407

NOTE 18 – SUBSEQUENT EVENTS

On April 4, 2017, we issued (i) $550 million aggregate principal amount of our 4.75% Senior Notes due 2028 (the “2028 Notes”) and (ii) an additional $150 million aggregate principal amount of our existing 4.50% Senior Notes due 2025 (the “2025 Notes”, and together with the 2028 Notes collectively, the “Notes”). The 2028 Notes mature on January 15, 2028 and the 2025 Notes mature on January 15, 2025.

The 2028 Notes were sold at an issue price of 98.978% of their face value before the underwriters’ discount and the 2025 Notes were sold at an issue price of 99.540% of their face value before the underwriters’ discount. Our net proceeds from the Notes offering, after deducting underwriting discounts and expenses, were approximately $690.7 million. The net proceeds from the Notes offering were used to (i) redeem all of our outstanding $400 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”) on April 28, 2017, (ii) prepay the $200 million Tranche A-2 Term Loan Facility on April 5, 2017 that otherwise would have become due on June 27, 2017, and (iii) repay outstanding borrowings under our revolving credit facility. As a result of the redemption of the 2024 Notes, during the second quarter of 2017, the Company will record approximately $16.5 million in redemption related costs and write-offs, including $11.8 million for the call premium and $4.7 million in net write-offs associated with unamortized deferred financing costs.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2016, and in Part II, Item 1A of this report (if any);
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	changes in the financial position of our operators;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xv)	the potential impact of changes in the skilled nursing facility (“SNF”) and assisted living facility (“ALF”) market or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and
(xvi)	our ability to maintain our status as a real estate investment trust.

Overview

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States and the United Kingdom. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs and, to a lesser extent, ALFs, independent living facilities and rehabilitation and acute care facilities. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Omega was formed as a REIT and incorporated in the State of Maryland on March 31, 1992. In April 2015, Aviv REIT Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among the Company, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Omega (“Merger Sub”), OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP”), and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion and following the consummation of the Aviv Merger, substantially all of the Company’s assets are held by Omega OP.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of March 31, 2017, the Company owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

Our portfolio of real estate investments at March 31, 2017, consisted of 985 healthcare facilities, located in 42 states and the United Kingdom and operated by 77 third party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.9 billion at March 31, 2017, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of: (i) 808 SNFs, (ii) 101 ALFs, (iii) 16 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 44 SNFs and four ALFs and (vi) 11 facilities that are closed/held-for-sale. At March 31, 2017, we also held miscellaneous investments of approximately $255.9 million, consisting primarily of secured loans to third-party operators of our facilities.

As of March 31, 2017 and December 31, 2016 we do not have any material properties or operators with facilities that are not materially occupied.

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Taxation

Since our inception, we have elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (“Code”). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed each tax year and certain other requirements are met, including asset and income tests. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect the Company’s net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. We test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules on a quarterly and annual basis. We review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. In 2017, we expect to distribute dividends in excess of our taxable income.

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five wholly owned subsidiary REITs and added a sixth wholly owned subsidiary REIT as of January 1, 2016, all of which are subject to all of the REIT qualification rules set forth in the Code. We merged five of the wholly owned subsidiary REITs into a single wholly owned subsidiary REIT in December 2015, and then merged the sixth wholly-owned subsidiary REIT into our other wholly-owned subsidiary REIT in December 2016, which wholly-owned subsidiary REIT remains subject to all of the REIT qualification rules set forth in the Code.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of March 31, 2017, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.8 million. The loss carry-forward is fully reserved as of March 31, 2017, with a valuation allowance due to uncertainties regarding realization.

During the first quarter of 2017, we recorded approximately $1.0 million of state and local income tax provision and approximately $0.1 million of tax provision for foreign income taxes included in provision for income taxes on our Consolidated Statement of Operations.

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

Healthcare Reform. A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). We expect additional rules, regulations and interpretations under the Healthcare Reform Law to be issued that may materially affect our operators’ financial condition and operations. For example, the new administration and certain members of Congress have affirmatively indicated that they will pursue repeal of, or significant amendment to, the Healthcare Reform Law. Even if the Healthcare Reform Law is not amended or repealed, the new administration could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the new administration that would impact the current implementation of the Healthcare Reform Law remains uncertain. Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended or repealed.

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

Reimbursement Generally. A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, and as the federal government and many states face significant current and future budget deficits, efforts to reduce costs by government payors will likely continue, which may result in reductions in reimbursement at both the federal and state levels. Additionally, new and evolving payor and provider programs, including but not limited to Medicare Advantage, dual eligible, accountable care organizations, and bundled payments could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. While the federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016, the federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years. Although the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs, as of March 31, 2017, thirty-one (31) states and the District of Columbia have expanded Medicaid eligibility with additional states continuing to consider expansion.

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

Additionally, CMS’s bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures went into effect on April 1, 2016, and is mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System that are located in the 67 selected metropolitan statistical areas. Through this bundled payment model, hospitals in the 67 selected metropolitan areas receive additional payments if quality and costs exceed defined parameters or, if not, must repay Medicare for a portion of the spending. On July 25, 2016, CMS proposed rulemaking to extend the CJR bundled payment models effective July 1, 2017 for both hip/femur fracture surgeries in the same 67 metropolitan as well as additional bundled payment models for heart attacks and bypass surgeries in 98 randomly selected metropolitan statistical areas. SNFs receiving Medicare revenues related to hospital discharges subject to CJR bundled payment programs in the identified geographic areas could be either positively or negatively affected by the CJR bundled payment program. CMS delayed the applicability date of the expanded CJR bundled payment pilot from July 1, 2017 until October 1, 2017 through an interim final rule with comment period published in the Federal Register on March 21, 2017. The interim final rule also modified the final rule entitled, “Advancing Care Coordination Through Episode Payment Models (EPMs); Cardiac Rehabilitation Incentive Payment Model; and Changes to the Comprehensive Care for Joint Replacement Model” published on January 3, 2017 until May 20, 2017.

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

Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. Additionally, there are criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the Anti-kickback statute or Stark Law may form the basis for a federal False Claims Act violation. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or whistleblower actions, which have become more frequent in recent years. A few of our operators have responded to subpoenas and other requests for information regarding their operations in connection with inquiries by the U.S. Department of Justice or other regulatory agencies.

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights. HHS continued its auditing program in 2016 to assess compliance efforts by covered entities and business associates. Through a second phase of audits, which commenced for covered entities in July 2016, HHS focused on a review of policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules. Covered entities and business associates selected for a desk audit in 2016 have the potential to be selected for an on-site audit in 2017.

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

General and Professional Liability. Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits challenging the validity of arbitration agreements in long term care settings. As set forth in the recent conditions of participation final rule issued on October 4, 2016, CMS prohibited pre-dispute arbitration agreements between SNFs and residents effective November 28, 2016, thereby increasing potential liabilities for SNFs and long-term care providers. However, the authority of CMS to restrict the rights of these parties to arbitrate is continuing to be challenged by litigation in various jurisdictions, and enforcement by CMS has been suspended until a preliminary injunction issued by the U.S. District Court for the Northern District of Mississippi banning such enforcement by CMS is lifted.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2016. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in our 2016 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There have been no changes to our critical accounting policies or estimates since December 31, 2016. See Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting Pronouncement Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. We adopted this accounting standard on January 1, 2017, at which time the Company began prospectively accounting for excess tax benefits or tax deficiencies as an adjustment to income tax expense in our Consolidated Statements of Operations as opposed to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The Company will continue to account for forfeitures as they occur and present employee taxes paid as a financing activity on our Consolidated Statements of Cash Flows. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

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

Three Months Ended March 31, 2017 and 2016

Operating Revenues

Our operating revenues for the three months ended March 31, 2017, totaled $231.7 million, an increase of $18.9 million over the same period in 2016. The $18.9 million increase was primarily the result of: (i) $15.8 million of rental income associated with acquisitions and lease amendments made throughout 2016 and (ii) a $3.5 million increase in other investment income primarily related to new notes and additional funding to existing operators made throughout 2016 and 2017.

Operating Expenses

Operating expenses for the three months ended March 31, 2017, totaled $92.5 million, a decrease of approximately $23.8 million over the same period in 2016. The decrease was primarily due to: (i) a $26.9 million decrease in provision for impairment losses due to fewer facilities impaired in the first quarter of 2017 compared to the same period in 2016, (ii) a $3.8 million decrease in acquisition costs due to a fewer acquisitions in the first quarter of 2017 compared to the same period in 2016 and (iii) a $2.7 million decrease in provision for uncollectible accounts, offset by a $7.6 million increase in depreciation and amortization expense related to acquisitions completed in 2016.

Other Income (Expense)

For the three months ended March 31, 2017, total other expenses were $37.1 million, a decrease of approximately $2.6 million over the same period in 2016. The decrease was primarily related to a one-time $10.4 million contractual settlement with an unrelated third party related to a contingent liability obligation that originated in 2012 and was resolved in the first quarter of 2017. The income from the contractual settlement was offset by a $7.8 million increase in interest expense primarily related to higher debt balances outstanding to fund new investments.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”) for the three months ended March 31, 2017 was $181.0 million compared to $153.6 million for the same period in 2016.

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

The following table presents our NAREIT FFO results for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)

Net income	$109,112	$58,196
Deduct gain from real estate dispositions	(7,420)	(1,571)
	101,692	56,625
Elimination of non-cash items included in net income:
Depreciation and amortization	69,993	62,433
Depreciation – unconsolidated joint venture	1,658	—
Add back impairments on real estate properties	7,638	34,558
NAREIT FFO (a)	$180,981	$153,616

(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following table summarizes the significant acquisitions that occurred in the first quarter of 2017:

Number of Facilities		Country/	Total Investment	Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash
SNF	ALF	State	(in millions)				Yield (%)
-	1	VA	$7.6	$0.5	$6.8	$0.3	7.50

Asset Sales, Impairments and Other

During the first quarter of 2017, we sold 15 facilities for approximately $45.8 million in net proceeds recognizing a gain of approximately $7.4 million. Eleven of the sold facilities were previously classified as held for sale. In addition, we recorded a provision for impairment of approximately $7.6 million on three facilities, one of which was reclassified to held for sale on March 31, 2017. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facility reclassified to held for sale, to its estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). Our recorded impairments were primarily the result of a decision to exit certain non-strategic facilities and/or operators.

Liquidity and Capital Resources

At March 31, 2017, we had total assets of $8.8 billion, total equity of $4.2 billion and debt of $4.3 billion, representing approximately 50.5% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2017 and December 31, 2016, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

$500 Million Equity Shelf Program

For the three months ended March 31, 2017, we issued 0.2 million shares of common stock at an average price of $29.71 per share, net of issuance costs, generating net proceeds of $6.8 million under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended March 31, 2017, approximately 0.2 million shares of our common stock at an average price of $30.67 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $7.3 million.

Subsequent Events

On April 4, 2017, we issued (i) $550 million aggregate principal amount of our 4.75% Senior Notes due 2028 (the “2028 Notes”) and (ii) an additional $150 million aggregate principal amount of our existing 4.50% Senior Notes due 2025 (the “2025 Notes”, and together with the 2028 Notes collectively, the “Notes”). The 2028 Notes mature on January 15, 2028 and the 2025 Notes mature on January 15, 2025.

The 2028 Notes were sold at an issue price of 98.978% of their face value before the underwriters’ discount and the 2025 Notes were sold at an issue price of 99.540% of their face value before the underwriters’ discount. Our net proceeds from the Notes offering, after deducting underwriting discounts and expenses, were approximately $690.7 million. The net proceeds from the Notes offering were used to (i) redeem all of our outstanding $400 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”) on April 28, 2017, (ii) prepay the $200 million Tranche A-2 Term Loan Facility on April 5, 2017 that otherwise would have become due on June 27, 2017, and (iii) repay outstanding borrowings under our revolving credit facility. As a result of the redemption of the 2024 Notes, during the second quarter of 2017, the Company will record approximately $16.5 million in redemption related costs and write-offs, including $11.8 million for the call premium and $4.7 million in net write-offs associated with unamortized deferred financing costs.

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

For the three months ended March 31, 2017, we paid dividends of approximately $122 million to our common stockholders.

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

Cash and cash equivalents totaled $40.3 million as of March 31, 2017, a decrease of $53.3 million as compared to the balance at December 31, 2016. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $113.9 million of net cash flow for the three months ended March 31, 2017, as compared to $127.2 million for the same period in 2016, a decrease of $13.2 million which is primarily due to the timing of collection of contractual receivables.

Investing Activities – Net cash flow from investing activities was an inflow of $16.4 million for the three months ended March 31, 2017, as compared to an outflow of $673.8 million for the same period in 2016. The $690.1 million increase in cash flow from investing activities related primarily to (i) a $408.5 million reduction in acquisitions of real estate, (ii) a $113.8 million cash deposit to acquire 10 care homes in the United Kingdom completed in the prior year, (iii) $115.6 million from other investments – net primarily related to funding fewer other investments in 2017, (iv) a $43.5 million increase in proceeds from the sale of real estate investments in 2017, as compared to the same period in 2016 and (v) an increase of $8.6 million in distributions from our unconsolidated joint venture in 2017, as compared to the same period of 2016.

Financing Activities – Net cash flow from financing activities was an outflow of $183.8 million for the three months ended March 31, 2017, as compared to an inflow of $550.7 million for the same period in 2016. The $734.5 million increase in cash outflow from financing activities was primarily related to (i) a net decrease in cash provided by our credit facility of $367.0 million, in 2016 our credit facility provided $300.0 million in cash as compared to a use of $67.0 million in cash in 2017, (ii) a decrease of $350 million in long-term borrowings resulting from the $350 million senior unsecured incremental term loan facility obtained in January 2016, (iii) an increase of $14.8 million in dividends paid, (iv) a decrease in net proceeds of $12.3 million from our dividend reinvestment plan in 2017, as compared to the same period in 2016. Offsetting these outflows was a $6.8 million increase in cash proceeds from the issuance of common stock in 2017, as compared to the same period in 2016.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2017, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 15 – Litigation to the Consolidated Financial Statements in Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2017, Omega issued an aggregate of 46,858 shares of Omega common stock, in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Item 6–Exhibits

Exhibit No.
4.1	Nineteenth Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.2	Twelfth Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.3	Eleventh Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.4	Eighth Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.5	Sixth Supplemental Indenture, dated as of March 17, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.6	Third Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.7	Indenture, dated as of April 4, 2017, by and among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2017).
10.1	Form of 2017 Employment Agreement Amendments (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2017) for the Company’s executive officers.+
12.1	Ratio of Earnings to Fixed Charges.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date:	May 5. 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	May 5, 2017	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

