Form 10-K/A
period 2016-12-31
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership; OHI Healthcare Properties Holdco, Inc.
filed 2017-08-09
CIK 888491, 1639315, 1639311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Maryland	1-11316	38-3041398
(Omega Healthcare Investors, Inc.)	(Omega Healthcare Investors, Inc.)	(Omega Healthcare Investors, Inc.)
Delaware	333-203447-12	47-2148273
(OHI Healthcare Properties Holdco, Inc.)	(OHI Healthcare Properties Holdco, Inc.)	(OHI Healthcare Properties Holdco, Inc.)
Delaware	333-203447-11	36-4796206
(OHI Healthcare Properties Limited Partnership)	(OHI Healthcare Properties Limited Partnership)	(OHI Healthcare Properties Limited Partnership)
(State of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

303 International Circle, Suite 200, Hunt Valley, MD 21030

(Address of principal executive offices)

(410) 427-1700

(Telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Exchange on Which Registered
Omega Healthcare Investors, Inc.	Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Omega Healthcare Investors, Inc. Yes   ☒    No ☐      OHI Healthcare Properties Holdco, Inc. Yes ☐    No    ☒

OHI Healthcare Properties Limited Partnership Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Omega Healthcare Investors, Inc. Yes    ☐    No    ☒     OHI Healthcare Properties Holdco, Inc. Yes    ☐    No    ☒

OHI Healthcare Properties Limited Partnership Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Omega Healthcare Investors, Inc. Yes    ☒    No    ☐    OHI Healthcare Properties Holdco, Inc. Yes    ☐    No    ☒

OHI Healthcare Properties Limited Partnership Yes    ☐    No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Omega Healthcare Investors, Inc.     ☐    OHI Healthcare Properties Holdco, Inc.     ☐

OHI Healthcare Properties Limited Partnership     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Omega Healthcare Investors, Inc. Yes    ☒    No    ☐    OHI Healthcare Properties Holdco, Inc. Yes    ☒    No    ☐

OHI Healthcare Properties Limited Partnership Yes ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Omega Healthcare Investors, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

OHI Healthcare Properties Holdco, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☐

OHI Healthcare Properties Limited Partnership
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Omega Healthcare Investors, Inc. Yes   ☐    No   ☒    OHI Healthcare Properties Holdco, Inc. Yes   ☐    No   ☒

OHI Healthcare Properties Limited Partnership Yes   ☐    No   ☒

The aggregate market value of the common stock Omega Healthcare Investors, Inc. held by non-affiliates was $6,465,433,450.70 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $33.95 closing price per share for such stock on the New York Stock Exchange on such date.

As of August 2, 2017, there were 197,241,081 shares of Omega Healthcare Investors, Inc. common stock outstanding. As of August 2, 2017, OHI Healthcare Properties Holdco, Inc. and OHI Healthcare Properties Limited Partnership had no publicly traded voting equity and 1,000 shares of common stock and no common stock outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 25, 2017, is incorporated by reference in Part III herein.

EXPLANATORY NOTES

Amendment No. 1

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K filed by Omega Healthcare Investors, Inc. (“Parent”), for the fiscal year ended December 31, 2016, originally filed with the SEC on February 24, 2017 (the “Original Filing”). This Amendment is being filed to provide the consolidated financial statements of OHI Healthcare Properties Holdco, Inc. (“OHI Holdco”) and OHI Healthcare Properties Limited Partnership (“Omega OP” and together with OHI Holdco, the “Guarantors”) pursuant to Rule 3-10 of Regulation S-X, and other related disclosures related to the Guarantors. Subsequent to December 31, 2016, all of the subsidiary guarantors of Parent’s outstanding senior notes other than OHI Holdco and Omega OP were released as guarantors of the Parent’s senior notes. As a result, the composition of the Company’s guarantor and non-guarantor subsidiaries has changed from the composition reflected in Note 22 of the consolidated financial statements included in the Original Filing. Accordingly, this Amendment provides the consolidated financial statements of the current Guarantors in lieu of the information previously set forth in Note 22 relating to the prior guarantor structure. The consolidated financial statements of Omega Healthcare Investors, Inc. included in this Amendment are unchanged from those included in the Original Filing except (i) changes to the Notes to such financial statements relating to the guarantors including the deletion of Note 22 in the Original Filing and (ii) updated reports from the Company’s independent registered public accounting firm. In addition, this Amendment revises “Item 9A- Controls and Procedures” of the Original Filing.

For the convenience of the reader, this Amendment sets forth the entire Form 10-K. Except as expressly set forth herein, this Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein, other than as required in an Amendment to reflect the changes referenced above. References in this Amendment to the “Form 10-K” refer to the Original Filing as amended hereby. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to February 24, 2017.

Co-Registrants

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Omega Healthcare Investors, Inc., OHI Holdco and Omega OP. Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, (iii) references to “OHI Holdco” means OHI Healthcare Properties Holdco, Inc. and its consolidated subsidiaries and (iv) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Omega is structured as an umbrella partnership REIT (“UPREIT”) under which, all of Omega’s assets are owned directly or indirectly, and all of Omega’s operations are conducted directly or indirectly, by its subsidiaries, OHI Holdco and Omega OP.

Parent owned either directly or indirectly approximately 96% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at December 31, 2016. Parent owned approximately 74% of the Omega OP Units directly and an additional approximately 22% through its 100% ownership in OHI Holdco. Omega OP Units, other than those owned by Parent and OHI Holdco, are exchangeable on a one-for-one basis for Parent’s common shares. The management of Parent consists of the same members as the management of OHI Holdco and Omega OP.

The financial results of OHI Holdco and Omega OP are consolidated into the financial statements of Omega. Omega has no significant assets other than its investments in OHI Holdco and Omega OP. Omega, OHI Holdco and Omega OP are managed and operated as one entity. OHI Holdco has no assets other than its interests in Omega OP. Omega OP has no significant assets other than its interests in non-guarantor subsidiaries.

We believe it is important for investors to understand the few differences between Omega, OHI Holdco and Omega OP in the context of how we operate as a consolidated company. Omega and OHI Holdco act as the general partners of Omega OP. Net proceeds from equity issuances by Parent are contributed to Omega OP in exchange for additional partnership units. Parent and Omega OP incur indebtedness. The debt of Parent is guaranteed by OHI Holdco and Omega OP.

We believe combining the annual reports on Form 10-K of Omega, OHI Holdco and Omega OP into this single report results in the following benefits:

•	combined reports better reflect how management and the analyst community view the business as a single operating unit;
•	combined reports enhance investors’ understanding of Omega, OHI Holdco and Omega OP by enabling them to view the business as a whole and in the same manner as management;
•	combined reports are more efficient for Omega, OHI Holdco and Omega OP and result in savings in time, effort and expense; and
•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

In order to highlight the differences between Omega, OHI Holdco and Omega OP, the separate sections in this report for Omega, OHI Holdco and Omega OP specifically refer to Omega, OHI Holdco and Omega OP. In the sections that combine disclosure of Omega, OHI Holdco and Omega OP, this report refers to “we” and “us” actions or holdings as being “our” actions or holdings. Although Omega OP and its subsidiaries hold all of our assets we believe that reference to “we,” “us” or “our” in this context is appropriate because the business is one enterprise and we operate all of our business through OHI Holdco and Omega OP.

TABLE OF CONTENTS

PART I

Item 1 – Business

Overview; Recent Events

Omega Healthcare Investors, Inc. (“Omega”) was incorporated in the State of Maryland on March 31, 1992. All of Omega’s assets are owned directly or indirectly, and all of Omega’s operations are conducted directly or indirectly, by its subsidiaries, OHI Healthcare Properties Holdco, Inc., a Delaware corporation and a direct wholly owned subsidiary of Omega (“OHI Holdco”) and OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega, OHI Holdco and Omega OP, collectively.

OHI Holdco was formed as a corporation and incorporated in the State of Delaware on October 22, 2014. Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. No substantive assets or activity occurred in either of these entities until the merger with Aviv REIT, Inc. on April 1, 2015.

Omega is a self-administered real estate investment trust (“REIT”), investing in income producing healthcare facilities, principally long-term care facilities located in the United States (“U.S.”) and the United Kingdom (“U.K.”). We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of our debt and equity securities, the assumption of secured indebtedness, retention of cash flow, or a combination of these methods.

In April 2015, Aviv REIT, Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among Omega, Aviv, OHI Holdco, Omega OP, and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion and following the consummation of the Aviv Merger, all of Omega’s assets are held by Omega OP. Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, Omega and OHI Holdco are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of December 31, 2016, Omega and OHI Holdco owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 4% of the Omega OP Units.

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

General. We have elected to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 1992. We believe that we were organized and have operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will allow us to maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT. OHI Holdco is a wholly owned subsidiary of Parent and is a qualified REIT subsidiary for United States federal income tax purposes, and Omega OP is a pass through entity for United States federal income tax purposes.

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

On April 1, 2015, we acquired substantially all of the assets of Aviv, through a merger of Aviv, with and into our wholly owned subsidiary, which merger included a combination which resulted in the acquisition by Omega OP of substantially all of our assets and all of the assets of Aviv Healthcare Properties Limited Partnership. We treated such transfer of the properties to Omega OP as a contribution to which Omega OP received a “carryover” tax basis in the contributed properties. As a result, such properties had significant built-in gain or loss subject to Section 704(c) of the Code. As the general partner of Omega OP, we may account for the book-tax difference with respect to the properties contributed to Omega OP under any method approved by Section 704(c) of the Code and the Treasury Regulations, except with respect to those properties acquired by Omega OP that were contributed by Aviv REIT, Inc., with respect to which Omega OP elected to use the “remedial method” of allocation pursuant to Treasury Regulations Section 1.704-3(d).

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

We and several of our wholly owned subsidiaries were named as defendants in professional liability and general liability claims related to our owned and operated facilities prior to 2005. Other third-party managers responsible for the day-to-day operations of these facilities were also named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages, against the defendants. Although all of these prior suits have been settled, we or our affiliates could be named as defendants in similar suits in the future. There can be no assurance that we would be successful in our defense of such potential matters or in asserting our claims against various managers of the subject facilities or that the amount of any settlement or judgment would be substantially covered by insurance or that any punitive damages will be covered by insurance.

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

Some members of our management and Board of Directors are holders of units of partnership interest in Omega OP. Those unitholders may have conflicting interests with holders of the Company’s common stock. For example, such unitholders of Omega OP Units may have different tax positions from the Company or holders of the Company’s common stock, which could influence their decisions in their capacities as members of management regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness and how to structure future transactions.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2016, our real estate investments included long-term care facilities and rehabilitation hospital investments, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) mortgages on facilities that are operated by the mortgagors or their affiliates. The properties are located in 42 states and the U.K. and are operated by 79 operators. We use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and or operate our properties. In some cases, our tenants and mortgagors contract with a healthcare operator to operate the facilities. The following table summarizes our property investments as of December 31, 2016, all of which are owned by direct or indirect wholly owned subsidiaries of Omega OP:

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Real Estate Investment (in thousands)
Operating Lease Facilities(1)
Signature Holdings II, LLC	7,057	63	$557,986
Maplewood Real Estate Holdings, LLC	1,132	13	529,405
Saber Health Group	4,579	44	469,041
Ciena Healthcare	3,517	36	461,277
CommuniCare Health Services, Inc.	3,934	32	355,984
Daybreak Venture, LLC	4,317	49	339,617
Genesis HealthCare	5,730	51	337,845
Health and Hospital Corporation	4,606	44	304,711
Diversicare Healthcare Services	4,279	35	277,979
EmpRes Healthcare Group, Inc.	2,287	27	267,739
Healthcare Homes	1,848	35	253,138
Airamid Health Management	4,347	37	246,361
Fundamental Long Term Care Holding, LLC	2,818	26	235,713
Affiliates of Capital Funding Group, Inc.	1,990	21	219,456
S&F Management Company, LLC	1,920	15	217,073
Gulf Coast Master Tenant I, LLC	2,514	20	202,626
Sun Mar Healthcare	1,268	11	179,219
Mission Health	1,345	20	132,519
Guardian LTC Management Inc.	1,655	23	125,971
Preferred Care, Inc.	1,607	16	123,136
Consulate Health Care	2,143	18	121,954
Nexion Health Inc.	2,067	19	92,065
Trillium Healthcare Group	1,299	17	89,296
Providence Group, Inc.	864	10	85,035
Essex Healthcare Corporation	1,183	13	83,183
Bridgemark Healthcare LLC	1,100	11	82,138
TenInOne Acquisition Group, LLC	1,271	9	73,563
Peregrine Health Services, Inc.	624	4	72,779
Civitas Senior Healthcare	367	3	67,096
Trinity HealthCare	954	12	63,244
Pinon Management, LLC	869	9	62,180
Swain/Herzog	1,008	9	59,746
Ide Management Group, LLC	1,285	14	56,318
Prestige Care, Inc.	542	8	55,111
CareMeridian	183	16	52,891
Sovran Management Company, LLC	475	2	45,000
Southern Administrative Services, LLC	1,084	11	44,843
New ARK Investments, Inc.	489	4	44,700
StoneGate Senior Care LP	713	7	39,385
Sava Senior Care, LLC	469	3	36,970
Lakeland Holding Company	274	1	34,001
HI-Care Mgmt	278	3	30,008
Cardinal Care Management, Inc.	185	2	28,629
Physician’s Hospital Group	67	3	23,394
Fellowship Senior Living	214	3	22,700
Lion Health Centers	162	1	20,458
Reliance Health Care Management, Inc.	138	1	19,333
Safe Haven Healthcare	135	2	15,960
Transitions Healthcare, LLC	135	1	15,370

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Real Estate Investment (in thousands)
Operating Lease Facilities (1)
Orion Operating Services	93	1	$15,251
Rest Haven Nursing Center Inc.	176	1	14,400
Health Systems of Oklahoma LLC	407	3	12,470
Washington N&R	239	2	12,152
Phoenix Senior Living	125	2	10,800
Health Dimensions	90	1	10,430
Care Initiatives, Inc.	188	1	10,347
Adcare Health Systems	301	2	10,000
Ensign Group, Inc.	271	3	9,656
NuCare	94	1	9,570
Markleysburg Healthcare Investors, LP	207	2	8,926
Covenant Care	102	1	8,610
Community Eldercare Services, LLC	100	1	7,572
UltraCare Healthcare, LLC	141	3	7,000
Elite Senior Living, Inc.	105	1	5,893
AMFM	150	2	5,786
Sante Operations	52	1	5,750
Brius Management Company	99	1	4,546
HMS Holdings at Texarkana, LLC	114	1	4,281
Hoosier Enterprises Inc.	47	1	3,622
Castle Rock	60	1	3,620
Life Generations Healthcare, Inc.	59	1	3,007
Hickory Creek Healthcare Foundation	63	1	2,834
Hidden Acres Healthcare	102	1	2,712
Diamond Care Vida Encantada, LLC	102	1	2,028
Closed	-	1	949
	86,814	871	7,566,358
Assets Held for Sale
Genesis HealthCare	464	6	15,952
Hope Healthcare	371	4	9,361
Reliance Health Care Management, Inc.	194	2	9,128
Saber Health Group	140	2	8,097
Southwest LTC	150	1	5,100
International Equity Partners, Inc.	96	2	3,250
Better Senior Living Consulting LLC	310	3	1,980
	1,725	20	52,868
Investment in Direct Financing Leases
New ARK Investments, Inc.	5,440	55	574,581
Reliance Health Care Management, Inc.	120	1	15,498
Sun Mar Healthcare	83	1	11,443
Markleysburg Healthcare Investors, LP	52	1	416
	5,695	58	601,938
Mortgages(2)
Ciena Healthcare	3,534	32	449,154
Guardian LTC Management Inc.	808	9	112,500
CommuniCare Health Services, Inc.	455	3	35,964
Phoenix Senior Living	-	-	23,775
Saber Health Group	99	1	12,255
Maplewood Real Estate Holdings, LLC	-	-	3,195
Closed	-	1	2,000
Benchmark Healthcare	79	1	500
	4,975	47	639,343
Total	99,209	996	$8,860,507

(1)	Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(2)	In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our real estate investments by state and in the U.K. as of December 31, 2016:

Location	Number of Facilities	Number of Operating Beds	Gross Real Estate Investment (in thousands)	% of Gross Real Estate Investment
Ohio (1)	89	8,886	$850,371	9.6%
Florida (1)	98	11,634	787,490	8.9%
Texas (1)	109	11,064	785,222	8.9%
Michigan	46	4,802	600,538	6.8%
California (1)	58	4,749	519,307	5.9%
Pennsylvania	43	4,011	468,119	5.3%
Indiana	59	5,711	406,469	4.6%
Tennessee	41	5,196	345,106	3.9%
Virginia	16	2,174	294,113	3.3%
South Carolina	22	2,228	264,818	3.0%
North Carolina	31	3,456	256,768	2.9%
United Kingdom	35	1,848	253,138	2.9%
Kentucky	31	2,787	243,584	2.7%
Connecticut	6	494	239,190	2.7%
Mississippi	19	2,017	230,926	2.6%
Arkansas (1)	32	3,092	217,071	2.4%
Massachusetts (1)	16	1,569	192,513	2.2%
Washington	19	1,482	156,696	1.8%
Maryland	12	1,642	142,026	1.6%
New York	-	-	132,352	1.5%
Missouri	20	1,989	131,854	1.5%
Illinois	17	1,674	117,762	1.3%
Georgia	13	1,314	107,959	1.2%
Colorado	14	1,577	107,900	1.2%
Arizona	10	1,046	97,864	1.1%
Idaho	12	1,006	82,184	0.9%
New Mexico	10	948	77,791	0.9%
West Virginia	11	1,255	75,919	0.9%
Iowa	12	890	73,745	0.8%
Louisiana	13	1,390	66,667	0.8%
Wisconsin	9	913	65,853	0.7%
Nevada	6	650	64,324	0.7%
Minnesota	4	548	63,625	0.7%
Kansas	17	838	62,147	0.7%
Oregon	7	410	54,115	0.6%
Alabama	9	1,081	48,089	0.5%
Rhode Island	4	558	43,534	0.5%
Oklahoma	9	842	40,897	0.5%
Nebraska	7	650	24,742	0.3%
New Hampshire	3	221	23,082	0.3%
Utah	4	347	21,499	0.2%
Montana	2	105	13,018	0.1%
Vermont	1	115	6,925	0.1%
New Jersey	-	-	3,195	0.0%
Total	996	99,209	$8,860,507	100.0%

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

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Omega

Market Information and Distributions

Shares of Omega common stock are traded on the New York Stock Exchange under the symbol “OHI.” The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends declared per common share:

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

The closing price for Omega common stock on the New York Stock Exchange on February 17, 2017 was $31.71 per share. As of February 17, 2017 there were 196,743,251 shares of Omega Healthcare Investors, Inc. common stock outstanding with approximately 3,112 registered holders.

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

During the fourth quarter of 2016, we purchased 778 outstanding shares of Omega common stock from employees to pay the withholding taxes related to the vesting of restricted stock.

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

Omega OP and OHI Holdco

Market Information

There is no established trading market for common equity of Omega OP or OHI Holdco.  Omega holds all of the outstanding equity interests in OHI Holdco. The number of holders of record of Omega OP Units was 123 as of January 31, 2017.

Distributions

The following table sets forth for the periods indicated, the distributions declared on Omega OP Units:

2016		2015
Quarter	Distributions Declared Per Share	Quarter	Distributions Declared Per Share
First	$0.57	First	$—
Second	0.58	Second	0.18	(1)
Third	0.60	Third	0.55
Fourth	0.61	Fourth	0.56
	$2.36		$1.29

(1)	On April 15, 2015, a prorated distribution of $0.18 per Omega OP Unit was declared in view of the recently closed Aviv Merger. The $0.18 per Omega OP Unit distribution amount represented distribution for April 2015 at a quarterly rate of $0.54 per Omega OP Unit. The $0.18 per Omega OP Unit distribution was paid in cash on May 15, 2015 to Omega OP Unit holders of record as of the close of business on April 30, 2015.

The distribution rate on Omega OP Units is equal to the dividend rate on Omega’s common stock. Omega OP makes distributions on Omega OP Units in amounts sufficient to maintain Omega’s qualification as a REIT. Omega is required each year to distribute to its stockholders at least 90% of its REIT taxable income after certain adjustments. Future distributions will be determined by Omega’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the distributions that may be required to maintain Omega’s status as a REIT.

Issuer Purchases of Equity Securities

Not Applicable.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for Omega, OHI Holdco and Omega OP on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions and new investments from 2012 to 2016. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments.”

Omega	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Operating Data
Revenues	$900,827	$743,617	$504,787	$418,714	$350,460

Net income	$383,367	$233,315	$221,349	$172,521	$120,698
Net income available to common stockholders	$366,415	$224,524	$221,349	$172,521	$120,698
Per share amounts:
Net income available to common stockholders:
Basic	$1.91	$1.30	$1.75	$1.47	$1.12
Net income :
Diluted	1.90	1.29	1.74	1.46	1.12

Dividends, Common Stock(1)	$2.36	$2.18	$2.02	$1.86	$1.69

Weighted-average common shares outstanding, basic	191,781	172,242	126,550	117,257	107,591
Weighted-average common shares outstanding, diluted	201,635	180,508	127,294	118,100	108,011

OHI Holdco	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Operating Data
Revenues (3)	$900,827	$610,197	$-	$-	$-

Net income (3) (4)	$383,367	$190,263	$-	$-	$-
Net income available to common stockholders (3) (4)	$83,325	$42,862	$-	$-	$-

Omega OP	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Operating Data
Revenues (3)	$900,827	$610,197	$-	$-	$-

Net income (3)	$383,367	$190,263	$-	$-	$-
Per Omega OP Unit amounts:
Net income :
Diluted (3)	1.90	0.97	-	-	-

Weighted-average Omega OP Units outstanding, diluted (3)	201,635	195,742	-	-	-

	As of December 31,
	2016	2015	2014	2013	2012
	( in thousands)
Balance Sheet Data
Gross investments (5)	$9,166,129	$8,107,352	$4,472,840	$3,924,917	$3,325,533
Total assets (2) (5)	8,949,260	7,989,936	3,896,674	3,439,907	2,960,232
Revolving line of credit (6)	190,000	230,000	85,000	326,000	158,000
Term loans, net (2) (6)	1,094,343	745,693	198,721	196,901	98,896
Other long-term borrowings, net (2) (6)	3,082,511	2,564,320	2,069,811	1,479,208	1,546,263
Total equity(5)	4,211,986	4,100,865	1,401,327	1,300,103	1,011,329

(1)	Dividends per share are those declared and paid during such period.
(2)	As of December 31, 2016, we adopted new accounting guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Adopting this guidance resulted in a reduction to total assets, term loans and other long-term borrowings, which are presented for all periods above in accordance with this new guidance. See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements for additional information.
(3)	Prior to April 1, 2015, no substantive assets were owned or activity had occurred in OHI Holdco or Omega OP. The 2015 information reflects the activity for the period from April 1, 2015 (merger date) through December 31, 2015.
(4)	No per share information was provided for OHI Holdco because the sole stockholder is Omega. OHI Holdco is a wholly owned subsidiary of Omega and has 1,000 shares outstanding.
(5)	As of December 31, 2015 and 2016 the Gross investments, Total assets and Total equity are the same for Omega, OHI Holdco and Omega OP. OHI Holdco and Omega OP held no substantive investments as of December 31, 2014. OHI Holdco and Omega OP did not exist prior to 2014.
(6)	All of the debt outstanding for Omega is considered outstanding for OHI Holdco and Omega OP via intercompany loans with Omega.

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

Our consolidated financial statements include the accounts of (i) Omega, (ii) OHI Holdco (iii) Omega OP and (iv) all direct and indirect wholly owned subsidiaries of Omega. All intercompany accounts and transactions have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

Mortgage Term Loan – Omega OP

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

$700 Million 4.375% Senior Notes due 2023 – Omega

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

Unsecured Credit Facility – Omega

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

2014 Acquisitions and Other

	Number of Facilities				Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual
Period	SNF	ALF	State	Total Investment	(in millions)			Cash Yield(%)
Q1	-	1	AZ	$4.7	$0.4	$3.9	$0.4	9.75
Q2/Q3	3	-	GA, SC	34.6	0.9	32.1	1.6	9.50
Q3	1	-	TX	8.2	0.4	7.4	0.4	9.75
Q4	-	4	PA,OR,AR	84.2	5.1	76.7	2.4	6.00
	4	5		$131.7	$6.8	$120.1	$4.8

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

OHI Holdco and Omega OP

The difference between the above descriptions of the changes in operating revenues, operating expenses, other income (expense) and taxes for the year ended December 31, 2016 compared to December 31, 2015 relates to the Aviv Merger on April 1, 2015. Prior to the Aviv Merger on April 1, 2015, OHI Holdco and Omega OP had no substantive assets or operating activities. Accordingly, the year ended 2015 financial statements include nine months of operating activity as compared to twelve months in 2016.

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

OHI Holdco and Omega OP

OHI Holdco and Omega OP had no substantive assets or operating activities prior to the Aviv Merger on April 1, 2015.

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

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2016:

	Payments due by period
	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in thousands)
Debt(1)	$4,417,954	$302,788	$394,197	$372,868	$3,348,101
Interest payments on long-term debt	1,412,368	184,993	346,816	330,596	549,963
Operating lease and other obligations	16,109	2,341	5,070	4,603	4,095
Total	$5,846,431	$490,122	$746,083	$708,067	$3,902,159

(1)	The $4.4 billion of debt outstanding includes: (i) $190.0 million in borrowings under the Revolving Credit Facility due in June 2018; (ii) $200 million under the Tranche A-1 Term Loan Facility due on June 2019, (iii) $200 million under the Tranche A-2 Term Loan Facility due June 2017, (iv) $100 million under the Omega OP Term Loan Facility due June 2017, (v) $250 million under the 2015 Term Loan Facility due December 2022, (vi) $350 million under the Tranche A-3 Term Loan Facility due January 2021; (vii) $400 million of 5.875% Senior Notes due March 2024; (viii) $400 million of 4.95% Senior Notes due April 2024; (ix) $250 million of 4.50% Senior Notes due January 2025; (x) $600 million of 5.25% Senior Notes due January 2026; (xi) $700 million of 4.375% Senior Notes due August 2023; (xii) $700 million of 4.5% Senior Notes due April 2027; (xiii) $20 million of 9.0% per annum subordinated debt maturing in December 2021 and (xiv) $55 million of HUD debt at 3.06% per annum maturing in July 2044. Other than the $100 million outstanding under the Omega OP Term Loan Facility and the $54 million of HUD debt issued by subsidiaries of Omega OP, the Parent is the obligor of all outstanding debt.

Financing Activities and Borrowing Arrangements

Mortgage Term Loan – Omega OP

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

$700 Million 4.375% Senior Notes due 2023 – Omega

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

Credit Facilities – Omega

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

Omega OP Term Loan Facility – Omega OP

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

Subsequent Events

2017 Omega Credit Facilities

On May 25, 2017, we entered into a credit agreement (the “2017 Omega Credit Agreement”) providing us with a new $1.8 billion senior unsecured revolving and term loan credit facility, consisting of a $1.25 billion senior unsecured multicurrency revolving credit facility (the “2017 Revolving Credit Facility”), a $425 million senior unsecured U.S. Dollar term loan facility (the “2017 U.S. Term Loan Facility”), and a £100 million senior unsecured British Pound Sterling term loan facility (the “2017 Sterling Term Loan Facility” and, together with the 2017 Revolving Credit Facility and the 2017 U.S. Term Loan Facility, collectively, the “2017 Omega Credit Facilities”). The 2017 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments under the 2017 Omega Credit Facilities to $2.5 billion.

The 2017 Omega Credit Facilities replace the previous $1.25 billion senior unsecured 2014 revolving credit facility, the previous $200 million Tranche A-1 senior unsecured term loan facility, and the previous $350 million Tranche A-3 senior unsecured incremental term loan facility established under our 2014 credit agreement, which has been terminated (the “2014 Omega Credit Agreement”).

The 2017 Revolving Credit Facility bears interest at LIBOR plus an applicable percentage (with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 Revolving Credit Facility matures on May 25, 2021, subject to an option by us to extend such maturity date for two, six month periods. The 2017 Omega Credit Agreement provides for the 2017 Revolving Credit Facility to be drawn in Euros, British Pounds Sterling, Canadian Dollars (collectively, “Alternative Currencies”) or U.S. Dollars, with a $900 million tranche available in U.S. Dollars and a $350 million tranche available in U.S. Dollars or Alternative Currencies. For purposes of the 2017 Omega Credit Facilities, references to LIBOR include the Canadian dealer offered rates for amounts offered in Canadian Dollars and any other Alternative Currency rate approved in accordance with the terms of the 2017 Omega Credit Agreement for amounts offered in any other non-London interbank offered rate quoted currency, as applicable.

The 2017 U.S. Term Loan Facility and the 2017 Sterling Term Loan Facility bear interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 U.S. Term Loan Facility and the 2017 Sterling Term Loan Facility each mature on May 25, 2022.

In April 2017, we repaid and terminated the $200 million Tranche A-2 senior unsecured term loan facility established under the 2014 Omega Credit Agreement.

For the three month period ending June 30, 2017, we recorded a one-time, non-cash charge of approximately $5.5 million relating to the write-off of deferred financing costs associated with the termination of the 2014 Omega Credit Facilities.

2017 Omega OP Term Loan Facility

On May 25, 2017, Omega OP entered into a credit agreement (the “2017 Omega OP Credit Agreement”) providing it with a new $100 million senior unsecured term loan facility (the “2017 Omega OP Term Loan Facility”). The 2017 Omega OP Credit Agreement replaces the $100 million senior unsecured term loan facility obtained in 2015 (the “2015 Omega OP Term Loan Facility”) and the related credit agreement (the “2015 Omega OP Credit Agreement”). The 2017 Omega OP Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 Omega OP Term Loan Facility matures on May 25, 2022.

Omega OP’s obligations in connection with the 2017 Omega OP Term Loan Facility are not currently guaranteed, but will be jointly and severally guaranteed by any domestic subsidiary of Omega OP that provides a guaranty of any unsecured indebtedness of Omega or Omega OP for borrowed money evidenced by bonds, debentures, notes or other similar instruments in an amount of at least $50 million individually or in the aggregate.

$550 Million 4.75% Senior Notes and $150 Million 4.5% Senior Notes

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

The 2028 Notes were sold at an issue price of 98.978% of their face value before the underwriters’ discount and the 2025 Notes were sold at an issue price of 99.540% of their face value before the underwriters’ discount. Our net proceeds from the Notes offering, after deducting underwriting discounts and expenses, were approximately $690.7 million. The net proceeds from the Notes offering were used to (i) redeem all of our outstanding $400 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “5.875% Notes”) on April 28, 2017, (ii) prepay the $200 million Tranche A-2 Term Loan Facility on April 5, 2017 that otherwise would have become due on June 27, 2017, and (iii) repay outstanding borrowings under our revolving credit facility.

$400 Million 5.875% Senior Notes Redemption

On April 28, 2017, we redeemed all of our outstanding 5.875% Notes. As a result of the redemption, during the second quarter of 2017, we recorded approximately $16.5 million in redemption related costs and write-offs, including $11.8 million for the call premium and $4.7 million in net write-offs associated with unamortized deferred financing costs.

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

On the same dates listed above, the Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

The difference between Omega, OHI Holdco and Omega OP’s liquidity primarily relates to the Aviv Merger on April 1, 2015. Prior to the Aviv Merger on April 1, 2015, OHI Holdco and Omega OP held no substantive assets or operating activities.

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

Omega

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

In connection with the preparation of this Form 10-K/A as of and for the year ended December 31, 2016, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega, OHI Holdco, and Omega OP (for purposes of this Item 9A, the “Companies”) as of December 31, 2016. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of each of the Companies concluded that the disclosure controls and procedures of the Companies were not effective at the reasonable assurance level as of December 31, 2016 due to the failure to prepare and file separate guarantor financial statements in Omega’s annual report on Form 10-K filed with the SEC on February 24, 2017 as contemplated by Regulation S-X.

Pursuant to Regulation S-X Rule 3-10, companies are required to include in their Form 10-K and 10-Q filings the financial statements required for a registrant by Regulation S-X for subsidiary guarantors of outstanding securities previously registered under the Securities Act of 1933, as amended, unless (i) each subsidiary guarantor is 100% owned by the parent company issuer, (ii) the guarantees are full and unconditional and joint and several, and (iii) certain condensed consolidating financial statements conforming to Rule 3-10 are included in a note to the issuer’s financial statements. The Parent company has outstanding senior notes that are fully and unconditionally guaranteed, jointly and severally by subsidiary guarantors. While the guarantees on the senior notes are full and unconditional and joint and several, and the condensed consolidating financial statements contemplated by Regulation S-X Rule 3-10 were provided, separate guarantor financial statements were required to be filed because Omega OP was not 100% owned by Omega within the meaning of Rule 3-10. We note that for purposes of Rule 3-10, a subsidiary in corporate form is “100% owned” if all of its outstanding voting shares are owned, either directly or indirectly, by its parent company, but a subsidiary not in corporate form is only “100% owned” if the sum of all interests are owned, either directly or indirectly, by its parent company. Because Omega OP is a partnership and Omega directly or indirectly holds approximately 96% of the outstanding interests (including all of the general partner interests which have full control over the activities of Omega OP) in Omega OP, Omega has determined that the presentation of separate guarantor financial statements under Rule 3-10 is appropriate.

The inclusion of OHI Holdco’s and Omega OP’s financial statements in the Form 10-K/A has no impact or effect on Omega’s consolidated financial condition and results of operations.

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

In connection with the preparation of this Form 10-K/A, our management assessed the effectiveness of Omega’s internal control over financial reporting as of December 31, 2016. In making that assessment, Omega’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on management’s assessment, management believes that, as of December 31, 2016, the Companies’ internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm’s attestation reports regarding each of the Companies’ internal control over financial reporting is included in the 2016 financial statements under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Companies’ internal control over financial reporting during the quarter ended December 31, 2016 identified in connection with the evaluation of their disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, filed with the SEC pursuant to Regulation 14A on April 25, 2017.

For information regarding executive officers of our Company, see “Item 1 – Business – Executive Officers of Our Company.”

Code of Business Conduct and Ethics. We have adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer, chief accounting officer and controller. A copy of our Code of Ethics is available on our website at www.omegahealthcare.com, and print copies are available upon request without charge. You can request print copies by contacting our Chief Financial Officer in writing at Omega Healthcare Investors, Inc., 303 International Circle, Suite 200, Hunt Valley, Maryland 21030 or by telephone at 410-427-1700. Any amendment to our Code of Ethics or any waiver of our Code of Ethics will be disclosed on our website at www.omegahealthcare.com promptly following the date of such amendment or waiver.

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, filed with the SEC pursuant to Regulation 14A on April 25, 2017.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, filed with the SEC pursuant to Regulation 14A on April 25, 2017.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, filed with the SEC pursuant to Regulation 14A on April 25, 2017.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, filed with the SEC pursuant to Regulation 14A on April 25, 2017.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

Page
Title of Document	Number
Reports of Independent Registered Public Accounting Firm
Omega Healthcare Investors, Inc.	F-1
OHI Healthcare Properties Holdco, Inc.	F-3
OHI Healthcare Properties Limited Partnership	F-5

Consolidated Financial Statements of Omega Healthcare Investors, Inc.
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-7
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014	F-8
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	F-9
Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014	F-10
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-11

Consolidated Financial Statements of OHI Healthcare Properties Holdco, Inc.
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-13
Consolidated Statements of Operations for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-14
Consolidated Statements of Comprehensive Income for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-15
Consolidated Statements of Changes in Equity for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-16
Consolidated Statements of Cash Flows for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-17

Consolidated Financial Statements of OHI Healthcare Properties Limited Partnership
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-19
Consolidated Statements of Operations for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-20
Consolidated Statements of Comprehensive Income for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-21
Consolidated Statements of Changes in Owners’ Equity for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-22
Consolidated Statements of Cash Flows for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-23

Notes to Consolidated Financial Statements	F-25

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-64
Schedule IV – Mortgage Loans on Real Estate	F-65

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

Schedule III — Real Estate and Accumulated Depreciation.

Schedule IV — Mortgage Loans on Real Estate.

Item 16 - Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

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

As discussed in Note 1 to the consolidated financial statements, the 2016 and 2015 financial statements have been updated to remove Note 22 – Consolidating Financial Statements in light of the filing of the financial statements of OHI Healthcare Properties Holdco, Inc. and OHI Healthcare Properties Limited Partnership.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 24, 2017 (except for Note 1 and Note 22, as to which the date is August 9, 2017)

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 (except for Note 1 and Note 22, as to which the date is August 9, 2017) expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

August 9, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of OHI Healthcare Properties Holdco, Inc.

We have audited the accompanying consolidated balance sheets of OHI Healthcare Properties Holdco, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OHI Healthcare Properties Holdco, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OHI Healthcare Properties Holdco, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

August 9, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of OHI Healthcare Properties Holdco, Inc.

We have audited OHI Healthcare Properties Holdco, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). OHI Healthcare Properties Holdco, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OHI Healthcare Properties Holdco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OHI Healthcare Properties Holdco, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) to December 31, 2015 and our report dated August 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

August 9, 2017

Report of Independent Registered Public Accounting Firm

The Partners of OHI Healthcare Properties Limited Partnership

We have audited the accompanying consolidated balance sheets of OHI Healthcare Properties Limited Partnership as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in owners’ equity and cash flows for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OHI Healthcare Properties Limited Partnership at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OHI Healthcare Properties Limited Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

August 9, 2017

Report of Independent Registered Public Accounting Firm

The Partners of OHI Healthcare Properties Limited Partnership

We have audited OHI Healthcare Properties Limited Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). OHI Healthcare Properties Limited Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OHI Healthcare Properties Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OHI Healthcare Properties Limited Partnership as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in owners’ equity, and cash flows for the year ended December 31, 2016 and the period from April 1, 2015 (Aviv Merger date) to December 31, 2015 and our report dated August 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

August 9, 2017

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2016	2015

ASSETS
Real estate properties
Real estate investments (see Note 3)	$7,566,358	$6,743,958
Less accumulated depreciation	(1,240,336)	(1,019,150)
Real estate investments – net	6,326,022	5,724,808
Investments in direct financing leases – net	601,938	587,701
Mortgage notes receivable – net	639,343	679,795
	7,567,303	6,992,304
Other investments – net	256,846	89,299
Investment in unconsolidated joint venture	48,776	—
Assets held for sale – net	52,868	6,599
Total investments	7,925,793	7,088,202

Cash and cash equivalents	93,687	5,424
Restricted cash	13,589	14,607
Accounts receivable – net	240,035	203,862
Goodwill	643,474	645,683
Other assets	32,682	32,158
Total assets	$8,949,260	$7,989,936

LIABILITIES AND EQUITY
Revolving line of credit	$190,000	$230,000
Term loans – net	1,094,343	745,693
Secured borrowings – net	54,365	235,593
Unsecured borrowings – net	3,028,146	2,328,727
Accrued expenses and other liabilities	360,514	333,706
Deferred income taxes	9,906	15,352
Total liabilities	4,737,274	3,889,071

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 196,142 shares as of December 31, 2016 and 187,399 as of December 31, 2015	19,614	18,740
Common stock – additional paid-in capital	4,861,408	4,609,474
Cumulative net earnings	1,738,937	1,372,522
Cumulative dividends paid	(2,707,387)	(2,254,038)
Accumulated other comprehensive loss	(53,827)	(8,712)
Total stockholders’ equity	3,858,745	3,737,986
Noncontrolling interest	353,241	362,879
Total equity	4,211,986	4,100,865
Total liabilities and equity	$8,949,260	$7,989,936

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

Earnings per common share available to common stockholders:
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

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013 (123,530 common shares)	$12,353	$1,998,169	$926,649	$(1,637,068)	$—	$1,300,103	$—	$1,300,103
Grant of restricted stock to company directors (12 shares at $35.79 per share)	1	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	8,382	—	—	—	8,382	—	8,382
Vesting of restricted stock, net of tax withholdings (126 shares)	13	(3,590)	—	—	—	(3,577)	—	(3,577)
Dividend reinvestment plan (2,084 shares at $34.32 per share)	208	71,279	—	—	—	71,487	—	71,487
Grant of stock as payment of directors fees (6 shares at an average of $35.52 per share)	1	199	—	—	—	200	—	200
Equity Shelf Program (1,848 shares at $34.33 per share, net of issuance costs)	185	61,796	—	—	—	61,981	—	61,981
Common dividends declared ($2.02 per share).	—	—	—	(258,598)	—	(258,598)	—	(258,598)
Net income	—	—	221,349	—	—	221,349	—	221,349
Balance at December 31, 2014 (127,606 common shares)	12,761	2,136,234	1,147,998	(1,895,666)	—	1,401,327	—	1,401,327
Grant of restricted stock to company directors (21 shares at $35.70 per share)	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	11,133	—	—	—	11,133	—	11,133
Vesting/exercising of equity compensation, net of tax withholdings (941 shares)	94	(26,800)	—	—	—	(26,706)	—	(26,706)
Dividend reinvestment plan (4,184 shares at $36.06 per share)	418	150,429	—	—	—	150,847	—	150,847
Value of assumed options in Aviv Merger	—	109,346	—	—	—	109,346	—	109,346
Value of assumed other equity compensation plan in Aviv Merger	—	12,644	—	—	—	12,644	—	12,644
Grant of stock as payment of directors fees (9 shares at an average of $35.94 per share)	1	312	—	—	—	313	—	313
Deferred compensation directors	—	1,444	—	—	—	1,444	—	1,444
Issuance of common stock (10,925 shares at an average of $40.32 per share)	1,093	438,229	—	—	—	439,322	—	439,322
Issuance of common stock – Aviv Merger – related (43,713 shares)	4,371	1,776,505	—	—	—	1,780,876	—	1,780,876
Common dividends declared ($2.18 per share)	—	—	—	(358,372)	—	(358,372)	—	(358,372)
Omega OP Units issuance (9,165 units)	—	—	—	—	—	—	373,394	373,394
Conversion of Omega OP Units (209 units)	—	—	—	—	—	—	(7,251)	(7,251)
Omega OP Units distributions	—	—	—	—	—	—	(11,636)	(11,636)
Foreign currency translation	—	—	—	—	(8,027)	(8,027)	(386)	(8,413)
Cash flow hedges	—	—	—	—	(685)	(685)	(33)	(718)
Net income	—	—	224,524	—	—	224,524	8,791	233,315
Balance at December 31, 2015 (187,399 shares & 8,956 Omega OP Units)	18,740	4,609,474	1,372,522	(2,254,038)	(8,712)	3,737,986	362,879	4,100,865
Grant of restricted stock to company directors (18 shares at $33.09 per share)	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	13,790	—	—	—	13,790	—	13,790
Vesting/exercising of equity compensation, net of tax withholdings (773 shares)	77	(23,503)	—	—	—	(23,426)	—	(23,426)
Dividend reinvestment plan (7,215 shares at $33.27 per share)	721	239,320	—	—	—	240,041	—	240,041
Grant of stock as payment of directors fees (10 shares at an average of $31.27 per share)	1	324	—	—	—	325	—	325
Deferred compensation directors	—	(129)	—	—	—	(129)	—	(129)
Equity Shelf Program (656 shares at $29.97 per share, net of issuance costs)	66	19,585	—	—	—	19,651	—	19,651
Common dividends declared ($2.36 per share)	—	—	—	(453,349)	—	(453,349)	—	(453,349)
Conversion of Omega OP Units to common stock (72 shares at $35.68 per share)	7	2,559	—	—	—	2,566	—	2,566
Redemption of Omega OP Units (94 units)	—	(10)	—	—	—	(10)	(3,289)	(3,299)
Omega OP Unit distributions	—	—	—	—	—	—	(21,179)	(21,179)
Foreign currency translation	—	—	—	—	(44,468)	(44,468)	(2,067)	(46,535)
Cash flow hedges	—	—	—	—	(647)	(647)	(55)	(702)
Net income	—	—	366,415	—	—	366,415	16,952	383,367
Balance at December 31, 2016 (196,142 shares & 8,862 Omega OP Units)	$19,614	$4,861,408	$1,738,937	$(2,707,387)	$(53,827)	$3,858,745	$353,241	$4,211,986

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$383,367	$233,315	$221,349
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,062	210,703	123,257
Impairment loss on real estate properties	58,726	17,681	3,660
Provision for uncollectible mortgages, notes and accounts receivable	9,845	7,871	2,723
Refinancing costs and amortization of deferred financing costs	11,458	35,827	7,500
Accretion of direct financing leases	(12,157)	(11,007)	(9,787)
Stock-based compensation expense	13,790	11,133	8,592
Gain on assets sold – net	(50,208)	(6,353)	(2,863)
Amortization of acquired in-place leases - net	(13,991)	(13,846)	(4,986)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(4,876)	248	(2,264)
Straight-line rent receivables	(42,091)	(36,057)	(20,956)
Lease inducements	2,589	994	2,656
Effective yield receivable on mortgage notes	(721)	(4,065)	(2,878)
Other operating assets and liabilities	2,998	17,441	11,537
Net cash provided by operating activities	625,791	463,885	337,540
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(959,748)	(294,182)	(131,689)
Cash acquired in merger	—	84,858	—
Investments in construction in progress	(68,983)	(164,226)	—
Investments in direct financing leases	(2,080)	(6,793)	—
Placement of mortgage loans	(48,722)	(14,042)	(529,548)
Investments in unconsolidated joint venture	(50,032)	—	—
Distributions from unconsolidated joint venture	1,318	—	—
Proceeds from sale of real estate investments	169,603	41,543	4,077
Capital improvements to real estate investments	(40,471)	(26,397)	(17,917)
Proceeds from other investments	96,789	45,871	13,589
Investments in other investments	(271,557)	(65,402)	(9,441)
Collection of mortgage principal	59,975	1,359	122,984
Net cash used in investing activities	(1,113,908)	(397,411)	(547,945)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,304,000	1,826,000	900,000
Payments on credit facility borrowings	(1,344,000)	(1,681,000)	(1,141,000)
Receipts of other long-term borrowings	1,048,173	1,838,124	842,148
Payments of other long-term borrowings	(181,249)	(2,187,314)	(242,544)
Payments of financing related costs	(11,830)	(54,721)	(17,716)
Receipts from dividend reinvestment plan	240,041	150,847	71,487
Payments for exercised options and restricted stock	(23,426)	(26,706)	(3,577)
Net proceeds from issuance of common stock	19,651	439,322	61,981
Dividends paid	(453,152)	(358,232)	(258,501)
Redemption of Omega OP Units	(733)	—	—
Distributions to Omega OP Unit Holders	(21,179)	(11,636)	—
Net cash provided by (used in) financing activities	576,296	(65,316)	212,278

Effect of foreign currency translation on cash and cash equivalents	84	(223)	—
Increase in cash and cash equivalents	88,263	935	1,873
Cash and cash equivalents at beginning of year	5,424	4,489	2,616
Cash and cash equivalents at end of year	$93,687	$5,424	$4,489
Interest paid during the year, net of amounts capitalized	$148,326	$145,929	$110,919
Taxes paid during the year	$4,922	$1,016	$—

Non cash investing and financing activities:

	Year Ended December 31,
Non cash investing activities	2016	2015	2014
Non cash acquisition of businesses (see Note 3 and Note 5 for details)	$(60,079)	$(3,602,040)	$—
Non cash surrender of mortgage (see Note 5 for details)	25,000	—	—
Non cash surrender of other investment (see Note 3 for details)	5,500	—	—
Total	$(29,579)	$(3,602,040)	$—
Non cash financing activities
Assumed Aviv debt	$—	$1,410,637	$—
Stock exchanged in merger	—	1,902,866	—
Omega OP Units exchanged in merger	—	373,394	—
Purchase option buyout obligation (see Note 3 for details)	29,579	—	—
Change in fair value of cash flow hedges	764	718	—
Other unsecured long term borrowing (see Note 3 and Note 12 for details)	3,000	—	—
Total	$33,343	$3,687,615	$—

See accompanying notes.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015

ASSETS
Real estate properties
Real estate investments (see Note 3)	$7,566,358	$6,743,958
Less accumulated depreciation	(1,240,336)	(1,019,150)
Real estate investments – net	6,326,022	5,724,808
Investments in direct financing leases – net	601,938	587,701
Mortgage notes receivable – net	639,343	679,795
	7,567,303	6,992,304
Other investments – net	256,846	89,299
Investment in unconsolidated joint venture	48,776	—
Assets held for sale – net	52,868	6,599
Total investments	7,925,793	7,088,202

Cash and cash equivalents	93,687	5,424
Restricted cash	13,589	14,607
Accounts receivable – net	240,035	203,862
Goodwill	643,474	645,683
Other assets	32,682	32,158
Total assets	$8,949,260	$7,989,936

LIABILITIES AND EQUITY
Term loan	$100,000	$100,000
Secured borrowings – net	54,365	235,593
Accrued expenses and other liabilities	302,959	299,099
Deferred income taxes	9,906	15,352
Intercompany loans payable	4,270,044	3,239,027
Total liabilities	4,737,274	3,889,071

Equity:
Common stock – additional paid-in capital	923,218	923,218
Cumulative net earnings	126,187	42,862
Cumulative dividends paid	(175,289)	(72,126)
Accumulated other comprehensive loss	(12,439)	(2,039)
Total stockholders’ equity	861,677	891,915
Noncontrolling interest	3,350,309	3,208,950
Total equity	4,211,986	4,100,865
Total liabilities and equity	$8,949,260	$7,989,936

See accompanying notes.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,	The period from April 1, 2015 (Aviv Merger date) through December 31,
	2016	2015
Revenue
Rental income	$743,885	$505,027
Income from direct financing leases	62,298	45,590
Mortgage interest income	69,811	52,331
Other investment income – net	21,852	6,138
Miscellaneous income	2,981	1,111
Total operating revenues	900,827	610,197

Expenses
Depreciation and amortization	267,062	180,093
General and administrative	45,867	32,554
Acquisition and merger related costs	9,582	52,657
Impairment loss on real estate properties	58,726	11,699
Provisions for uncollectible mortgages, notes and accounts receivable	9,845	7,873
Total operating expenses	391,082	284,876

Income before other income and expense	509,745	325,321
Other income (expense)
Interest income	173	92
Interest expense	(164,103)	(115,022)
Interest – amortization of deferred financing costs	(9,345)	(5,637)
Interest – refinancing costs	(2,113)	(19,460)
Realized loss on foreign exchange	(232)	(173)
Total other expense	(175,620)	(140,200)

Income before gain on assets sold	334,125	185,121
Gain on assets sold – net	50,208	6,353
Income from continuing operations	384,333	191,474
Income tax expense	(1,405)	(1,211)
Income from unconsolidated joint venture	439	-
Net income	383,367	190,263
Net income attributable to noncontrolling interest	(300,042)	(147,401)
Net income available to common stockholders	$83,325	$42,862

See accompanying notes.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,	The period from April 1, 2015 (Aviv Merger date) through December 31,
	2016	2015

Net income	$383,367	$190,263
Other comprehensive income (loss)
Foreign currency translation	(46,535)	(8,413)
Cash flow hedges	(702)	(718)
Total other comprehensive income (loss)	(47,237)	(9,131)
Comprehensive income	336,130	181,132
Comprehensive income attributable to noncontrolling interest	(263,205)	(140,310)
Comprehensive income attributable to common stockholders	$72,925	$40,822

See accompanying notes.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Common Stock – Additional Paid-In Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at April 1, 2015 (1 shares)	$—	$—	$—	$—	$—	$1,770,953	$1,770,953
Contributions	923,218	—	—	—	923,218	1,484,267	2,407,485
Distributions	—	—	(72,126)	—	(72,126)	(186,579)	(258,705)
Foreign currency translation	—	—	—	(1,879)	(1,879)	(6,534)	(8,413)
Cash flow hedges	—	—	—	(160)	(160)	(558)	(718)
Net income	—	42,862	—	—	42,862	147,401	190,263
For the period from April 1, 2015 (Aviv Merger date) through December 31, 2015 (1 shares)	923,218	42,862	(72,126)	(2,039)	891,915	3,208,950	4,100,865
Contributions	—	—	—	—	—	252,818	252,818
Distributions	—	—	(103,163)	—	(103,163)	(374,664)	(477,827)
Foreign currency translation	—	—	—	(10,149)	(10,149)	(36,386)	(46,535)
Cash flow hedges	—	—	—	(251)	(251)	(451)	(702)
Net income	—	83,325	—	—	83,325	300,042	383,367
Balance at December 31, 2016 (1 shares)	$923,218	$126,187	$(175,289)	$(12,439)	$861,677	$3,350,309	$4,211,986

See accompanying notes.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,	The period from April 1, 2015 (Aviv Merger date) through December 31,
	2016	2015
Cash flows from operating activities
Net income	$383,367	$190,263
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,062	180,093
Impairment loss on real estate properties	58,726	11,699
Provision for uncollectible mortgages, notes and accounts receivable	9,845	7,873
Refinancing costs and amortization of deferred financing costs	11,458	25,097
Accretion of direct financing leases	(12,157)	(8,393)
Stock-based compensation expense	13,790	9,523
Gain on assets sold – net	(50,208)	(6,353)
Amortization of acquired in-place leases - net	(13,991)	(12,654)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(4,876)	444
Straight-line rent receivables	(42,091)	(30,782)
Lease inducements	2,589	3,104
Effective yield receivable on mortgage notes	(721)	(2,945)
Other operating assets and liabilities	2,998	(6,378)
Net cash provided by operating activities	625,791	360,591
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(959,748)	(287,882)
Cash acquired in merger	—	84,858
Investments in construction in progress	(68,983)	(158,375)
Investments in direct financing leases	(2,080)	(6,793)
Placement of mortgage loans	(48,722)	(12,040)
Investments in unconsolidated joint venture	(50,032)	—
Distributions from unconsolidated joint venture	1,318	—
Proceeds from sale of real estate investments	169,603	41,288
Capital improvements to real estate investments	(40,471)	(20,793)
Proceeds from other investments	96,789	43,716
Investments in other investments	(271,557)	(63,934)
Collection of mortgage principal	59,975	1,071
Net cash used in investing activities	(1,113,908)	(378,884)
Cash flows from financing activities
Proceeds from intercompany loans from Omega	2,352,173	2,968,302
Repayment of intercompany loans to Omega	(1,525,249)	(3,429,431)
Payment of financing related costs incurred by Omega	(11,830)	(33,403)
Dividends paid	(103,163)	(72,126)
Contributions from noncontrolling interest	236,266	119,936
Distributions to noncontrolling interests	(371,901)	(229,481)
Net cash provided by (used in) financing activities	576,296	(676,203)

Effect of foreign currency translation on cash and cash equivalents	84	(223)
Increase (decrease) in cash and cash equivalents	88,263	(694,719)
Cash and cash equivalents at beginning of year	5,424	700,143
Cash and cash equivalents at end of year	$93,687	$5,424
Interest paid during the year, net of amounts capitalized	$148,326	$120,100
Taxes paid during the year	$4,922	$1,016

Non cash investing and financing activities:

	Year ended December 31,	The period from April 1, 2015 (Aviv Merger date) through December 31,
	2016	2015
Non cash investing activities
Non cash acquisition of businesses (see Note 3 and Note 5 for details)	$(60,079)	$(3,602,040)
Non cash surrender of mortgage (see Note 5 for details)	25,000	—
Non cash surrender of other investment (see Note 3 for details)	5,500	—
Total	$(29,579)	$(3,602,040)

Non cash financing activities
Assumed Aviv debt	$—	$1,410,637
Contribution from Omega in merger	—	1,902,866
Omega OP Units exchanged in merger	—	373,394
Purchase option buyout obligation (see Note 3 for details)	29,579	—
Change in fair value of cash flow hedges	764	718
Other unsecured long term borrowing (see Note 3 and Note 12 for details)	3,000	—
Total	$33,343	$3,687,615

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015

ASSETS
Real estate properties
Real estate investments (see Note 3)	$7,566,358	$6,743,958
Less accumulated depreciation	(1,240,336)	(1,019,150)
Real estate investments – net	6,326,022	5,724,808
Investments in direct financing leases – net	601,938	587,701
Mortgage notes receivable – net	639,343	679,795
	7,567,303	6,992,304
Other investments – net	256,846	89,299
Investment in unconsolidated joint venture	48,776	—
Assets held for sale – net	52,868	6,599
Total investments	7,925,793	7,088,202

Cash and cash equivalents	93,687	5,424
Restricted cash	13,589	14,607
Accounts receivable – net	240,035	203,862
Goodwill	643,474	645,683
Other assets	32,682	32,158
Total assets	$8,949,260	$7,989,936

LIABILITIES AND OWNERS’ EQUITY
Term loans	100,000	100,000
Secured borrowings – net	54,365	235,593
Accrued expenses and other liabilities	302,959	299,099
Deferred income taxes	9,906	15,352
Intercompany loans payable	4,270,044	3,239,027
Total liabilities	4,737,274	3,889,071

Owners’ Equity:
General partners’ equity	3,858,745	3,737,986
Limited partners’ equity	353,241	362,879
Total owners’ equity	4,211,986	4,100,865
Total liabilities and owners’ equity	$8,949,260	$7,989,936

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,	The period from April 1, 2015 (Aviv Merger date) through December 31,
	2016	2015
Revenue
Rental income	$743,885	$505,027
Income from direct financing leases	62,298	45,590
Mortgage interest income	69,811	52,331
Other investment income – net	21,852	6,138
Miscellaneous income	2,981	1,111
Total operating revenues	900,827	610,197

Expenses
Depreciation and amortization	267,062	180,093
General and administrative	45,867	32,554
Acquisition and merger related costs	9,582	52,657
Impairment loss on real estate properties	58,726	11,699
Provisions for uncollectible mortgages, notes and accounts receivable	9,845	7,873
Total operating expenses	391,082	284,876

Income before other income and expense	509,745	325,321
Other income (expense)
Interest income	173	92
Interest expense	(164,103)	(115,022)
Interest – amortization of deferred financing costs	(9,345)	(5,637)
Interest – refinancing costs	(2,113)	(19,460)
Realized loss on foreign exchange	(232)	(173)
Total other expense	(175,620)	(140,200)

Income before gain on assets sold	334,125	185,121
Gain on assets sold – net	50,208	6,353
Income from continuing operations	384,333	191,474
Income tax expense	(1,405)	(1,211)
Income from unconsolidated joint venture	439	-
Net income	$383,367	$190,263

Earnings per unit:
Basic:
Net income	$1.91	$0.98
Diluted:
Net income	$1.90	$0.97

Weighted-average Omega OP Units outstanding, basic	200,679	193,843
Weighted-average Omega OP Units outstanding, diluted	201,635	195,742

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,	The period from April 1, 2015 (Aviv Merger date) through December 31,
	2016	2015

Net income	$383,367	$190,263
Other comprehensive income (loss)
Foreign currency translation	(46,535)	(8,413)
Cash flow hedges	(702)	(718)
Total other comprehensive income (loss)	(47,237)	(9,131)
Comprehensive income	$336,130	$181,132

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

(in thousands)

	General Partners’ Omega OP Units	Limited Partners’ Omega OP Units	Total Omega OP Units	General Partners’ Equity	Limited Partners’ Equity	Total Equity
Balance at April 1, 2015	138,752	—	138,752	$1,770,953	$—	$1,770,953
Contributions from partners	48,647	9,165	57,812	2,034,091	373,394	2,407,485
Distributions to partners	—	—	—	(239,818)	(11,636)	(251,454)
Omega OP Unit redemptions	—	(209)	(209)	—	(7,251)	(7,251)
Foreign currency translation	—	—	—	(8,027)	(386)	(8,413)
Cash flow hedges	—	—	—	(685)	(33)	(718)
Net income	—	—	—	181,472	8,791	190,263
For the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	187,399	8,956	196,355	3,737,986	362,879	4,100,865
Contributions from partners	8,743	—	8,743	252,818	—	252,818
Distributions to partners	—	—	—	(453,349)	(21,179)	(474,528)
Omega OP Unit redemptions	—	(94)	(94)	(10)	(3,289)	(3,299)
Foreign currency translation	—	—	—	(44,468)	(2,067)	(46,535)
Cash flow hedges	—	—	—	(647)	(55)	(702)
Net income	—	—	—	366,415	16,952	383,367
Balance at December 31, 2016	196,142	8,862	205,004	$3,858,745	$353,241	$4,211,986

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,	The period from April 1, 2015 (Aviv Merger date) through December 31,
	2016	2015
Cash flows from operating activities
Net income	$383,367	$190,263
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,062	180,093
Impairment loss on real estate properties	58,726	11,699
Provision for uncollectible mortgages, notes and accounts receivable	9,845	7,873
Refinancing costs and amortization of deferred financing costs	11,458	25,097
Accretion of direct financing leases	(12,157)	(8,393)
Stock-based compensation expense	13,790	9,523
Gain on assets sold – net	(50,208)	(6,353)
Amortization of acquired in-place leases - net	(13,991)	(12,654)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(4,876)	444
Straight-line rent receivables	(42,091)	(30,782)
Lease inducements	2,589	3,104
Effective yield receivable on mortgage notes	(721)	(2,945)
Other operating assets and liabilities	2,998	(6,378)
Net cash provided by operating activities	625,791	360,591
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(959,748)	(287,882)
Cash acquired in merger	—	84,858
Investments in construction in progress	(68,983)	(158,375)
Investments in direct financing leases	(2,080)	(6,793)
Placement of mortgage loans	(48,722)	(12,040)
Investments in unconsolidated joint venture	(50,032)	—
Distributions from unconsolidated joint venture	1,318	—
Proceeds from sale of real estate investments	169,603	41,288
Capital improvements to real estate investments	(40,471)	(20,793)
Proceeds from other investments	96,789	43,716
Investments in other investments	(271,557)	(63,934)
Collection of mortgage principal	59,975	1,071
Net cash used in investing activities	(1,113,908)	(378,884)
Cash flows from financing activities
Proceeds from intercompany loans from Omega	2,352,173	2,968,302
Repayment of intercompany loans to Omega	(1,525,249)	(3,429,431)
Payment of financing related costs incurred by Omega	(11,830)	(33,403)
Equity contribution from general partners	236,266	119,936
Distributions to general partners	(453,152)	(289,971)
Distributions to limited partners	(21,179)	(11,636)
Redemption of Omega OP Units	(733)	—
Net cash provided by (used in) financing activities	576,296	(676,203)

Effect of foreign currency translation on cash and cash equivalents	84	(223)
Increase (decrease) in cash and cash equivalents	88,263	(694,719)
Cash and cash equivalents at beginning of year	5,424	700,143
Cash and cash equivalents at end of year	$93,687	$5,424
Interest paid during the year, net of amounts capitalized	$148,326	$120,100
Taxes paid during the year	$4,922	$1,016

Non cash investing and financing activities:

	Year ended December 31,	The period from April 1, 2015 (Aviv Merger date) through December 31,
	2016	2015
Non cash investing activities
Non cash acquisition of businesses (see Note 3 and Note 5 for details)	$(60,079)	$(3,602,040)
Non cash surrender of mortgage (see Note 5 for details)	25,000	—
Non cash surrender of other investment (see Note 3 for details)	5,500	—
Total	$(29,579)	$(3,602,040)

Non cash financing activities
Assumed Aviv debt	$—	$1,410,637
Contribution from Omega in merger	—	1,902,866
Omega OP Units exchanged in merger	—	373,394
Purchase option buyout obligation (see Note 3 for details)	29,579	—
Change in fair value of cash flow hedges	764	718
Other unsecured long term borrowing (see Note 3 and Note 12 for details)	3,000	—
Total	$33,343	$3,687,615

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Explanatory Note

Subsequent to December 31, 2016, all of the subsidiary guarantors of the outstanding senior notes of Omega Healthcare Investors, Inc. (“Omega” or the “Company”) other than OHI Healthcare Properties Holdco, Inc. (“OHI Holdco”) and OHI Healthcare Properties Limited Partnership (“Omega OP”) were released as guarantors of Omega’s senior notes. As a result, the composition of Omega’s guarantor and non-guarantor subsidiaries has changed from the composition reflected in Note 22 of the consolidated financial statements included in the original filing. Accordingly, this amendment provides the consolidated financial statements of the current guarantors in lieu of the information previously set forth in Note 22 relating to the prior guarantor structure. OHI Holdco and Omega OP do not directly own any substantive assets other than OHI Holdco’s equity interest in Omega OP and Omega OP’s interest in non-guarantor subsidiaries.

Organization

Omega was incorporated in the State of Maryland on March 31, 1992. All of Omega’s assets are owned directly or indirectly, and all of Omega’s operations are conducted directly or indirectly, through its subsidiaries, OHI Holdco, a direct wholly owned subsidiary of Omega, and Omega OP. OHI Holdco was formed as a corporation and incorporated in the State of Delaware on October 22, 2014. Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. No substantive assets were owned or operating activities occurred in either of these entities until the merger with Aviv REIT, Inc. on April 1, 2015. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega, OHI Holdco and Omega OP, collectively.

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Omega was formed as a real estate investment trust (“REIT”). In April 2015, Aviv REIT, Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among Omega, Aviv, OHI Holdco, Omega OP, and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion and following the consummation of the Aviv Merger, all of Omega’s assets are held by Omega OP, through its equity interests in its subsidiaries.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, Omega and OHI Holdco are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of December 31, 2016, Omega and OHI Holdco together owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 4% of the Omega OP Units.

Consolidation

Our consolidated financial statements include the accounts of (i) Omega, (ii) OHI Holdco (iii) Omega OP and (iv) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying Consolidated Balance Sheets and the Company’s share of net income and comprehensive income from the joint venture is included in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investment in the unconsolidated joint venture may be other-than-temporarily-impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such a decline in value is deemed to be other than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investment is determined using a discounted cash flow model which is a Level 3 valuation. We consider a number of assumptions that are subject to economic and market uncertainties including, among others, rental rates, operating costs, capitalization rates, holding periods and discount rates.

No impairment loss on our investment in unconsolidated joint venture was recognized during the year ended December 31, 2016.

Assets Held for Sale

We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation. For additional information, see Note 8 – Assets Held for Sale.

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In the first step of the two-step goodwill impairment test (“Step 1”), we compare the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by reference to the market capitalization of the Company as determined through quoted market prices and adjusted for other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step (“Step 2”) of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. The Company has not been required to perform Step 2 of the process because the fair value of the reporting unit has significantly exceeded its book value at the measurement date. There was no impairment of goodwill during 2016 and 2015.

Income Taxes

OHI Holdco is a wholly owned subsidiary of Omega and is a qualified REIT subsidiary for United States federal income tax purposes, and Omega OP is a pass through entity for United States federal income tax purposes.

Omega and its wholly owned subsidiaries were organized to qualify for taxation as a REIT under Section 856 through 860 of the Internal Revenue Code (“Code”). As long as we qualify as a REIT; we will not be subject to federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions. However, with respect to certain of our subsidiaries that have elected to be treated as taxable REIT subsidiaries (“TRSs”), we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations.

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Earnings Per Share/Unit

The computation of basic earnings per share/unit (“EPS” or “EPU”) is computed by dividing net income available to common stockholders/Omega OP Unit holders by the weighted-average number of shares of common stock/units outstanding during the relevant period. Diluted EPS/EPU is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares/Omega OP Units plus the effect of dilutive common equivalent shares/Omega OP Units during the respective period. Dilutive common shares reflect the assumed issuance of additional common shares/Omega OP Units pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock units and the assumed issuance of additional shares related to Omega OP Units held by outside investors. Dilutive Omega OP Units reflect the assumed issuance of additional Omega OP Units pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock. No per share information was provided for OHI Holdco because the sole stockholder is Omega. OHI Holdco is a wholly owned subsidiary of Omega and has 1,000 shares of $0.01 par value per share common stock outstanding.

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

Effective June 30, 2015, Omega (through OHI Holdco, in its capacity as the general partner of Aviv OP) caused Aviv OP to make a distribution of Omega OP Units held by Aviv OP (or equivalent value) to Aviv OP investors (the “Aviv OP Distribution”) in connection with the liquidation of Aviv OP. As a result of the Aviv OP Distribution, Omega directly and indirectly owned approximately 95% of the outstanding Omega OP Units, and the other investors owned approximately 5% of the outstanding Omega OP Units. As a part of the Aviv OP Distribution, Omega settled approximately 0.2 million units via cash settlement. As of December 31, 2016, Omega and OHI Holdco together directly and indirectly own approximately 96% of the outstanding Omega OP Units, and the other investors own approximately 4% of the outstanding Omega OP Units.

Noncontrolling Interests

Noncontrolling interests is the portion of equity not attributable to the respective reporting entity. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, or partners’ equity on our Consolidated Balance Sheets. We include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Operations.

As our ownership of a controlled subsidiary increases or decreases, any difference between the aggregate consideration paid to acquire the noncontrolling interests and our noncontrolling interest balance is recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest.

The noncontrolling interest for Omega represents the outstanding Omega OP Units held by outside investors. The noncontrolling interest for OHI Holdco represents the Omega OP Units held by the Parent and the outstanding Omega OP Units held by outside investors.

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 12 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Interest Rate as of December 31,	December 31,
	Maturity	2016	2016	2015
			(in thousands)
Secured borrowings:
Mortgage term loan			$—	$180,000
HUD mortgages assumed December 2011(1)	2044	3.06%	54,954	56,204
Deferred financing costs – net			(589)	(611)
Total secured borrowings – net(2)			54,365	235,593

Unsecured borrowings:
Revolving line of credit	2018	2.06%	190,000	230,000

Tranche A-1 term loan	2019	2.27%	200,000	200,000
Tranche A-2 term loan	2017	2.19%	200,000	200,000
Tranche A-3 term loan	2021	2.27%	350,000	—
Omega OP term loan(2)	2017	2.19%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Deferred financing costs – net			(5,657)	(4,307)
Total term loans – net			1,094,343	745,693

2023 notes	2023	4.375%	700,000	—
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
Other	2018	-	3,000	—
Subordinated debt	2021	9.00%	20,000	20,000
Discount - net			(17,151)	(17,118)
Deferred financing costs – net			(27,703)	(24,155)
Total unsecured borrowings – net			3,028,146	2,328,727

Total secured and unsecured borrowings – net			$4,366,854	$3,540,013

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at December 31, 2016 excluding a third-party administration fee of approximately 0.5%. Secured by real estate assets with a net carrying value of $65.7 million as of December 31, 2016.
(2)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

Secured Borrowings

Mortgage Term Loan – Omega OP

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

HUD Mortgages Loans Payoff – Omega OP

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

Unsecured Credit Facility – Omega

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

$250 Million Term Loan Facility – Omega

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

$700 Million 4.375% Senior Notes due 2023 – Omega

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

$400 Million 5.875% Senior Notes due 2024 – Omega

On March 19, 2012, we issued $400 million aggregate principal amount of our 5.875% Senior Notes due 2024. These notes mature on March 15, 2024 and pay interest semi-annually.

$400 Million 4.95% Senior Notes due 2024 – Omega

On March 11, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024 (the “2024 Notes”). These notes were sold at an issue price of 98.58% of the principal amount of the notes, before the initial purchasers’ discount resulting in gross proceeds of approximately $394.3 million. The 2024 Notes mature on April 1, 2024 and pay interest semi-annually.

$250 Million 4.5% Senior Notes due 2025 – Omega

On September 11, 2014, we sold $250 million aggregate principal amount of our 4.5% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were sold at an issue price of 99.131% of their face value before the initial purchasers’ discount resulting in gross proceeds of approximately $247.8 million. The 2025 Notes mature on January 15, 2025 and pay interest semi-annually.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

$600 Million 5.25% Senior Notes due 2026 – Omega

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

$700 Million 4.5% Senior Notes due 2027 – Omega

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

$575 Million 6.75% Senior Notes due 2022 Redemption – Omega

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

$200 Million 7.5% Senior Notes due 2020 Redemption – Omega

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

Other Debt Repayments – Omega OP

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

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2016 and 2015, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. The guarantors of our outstanding senior notes, OHI Holdco and Omega OP, do not directly own any substantive assets other than OHI Holdco’s interest in Omega OP and Omega OP’s interest in non-guarantor subsidiaries.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 13 - FINANCIAL INSTRUMENTS

At December 31, 2016 and 2015, the carrying amounts and fair values of our financial instruments were as follows:

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$93,687	$93,687	$5,424	$5,424
Restricted cash	13,589	13,589	14,607	14,607
Investments in direct financing leases – net	601,938	598,665	587,701	584,358
Mortgage notes receivable – net	639,343	644,961	679,795	687,130
Other investments – net	256,846	253,385	89,299	90,745
Total	$1,605,403	$1,604,287	$1,376,826	$1,382,264
Liabilities:
Revolving line of credit	$190,000	$190,000	$230,000	$230,000
Tranche A-1 term loan	198,830	200,000	197,699	200,000
Tranche A-2 term loan	200,000	200,000	200,000	200,000
Tranche A-3 term loan	347,449	350,000	—	—
Omega OP term loan(1)	100,000	100,000	100,000	100,000
2015 term loan	248,064	250,000	247,994	250,000
4.375% notes due 2023 – net	692,305	693,505	—	—
5.875% notes due 2024 – net	395,065	432,938	394,382	429,956
4.95% notes due 2024 – net	392,669	406,361	391,658	403,064
4.50% notes due 2025 – net	245,949	249,075	245,446	242,532
5.25% notes due 2026 – net	593,616	611,461	593,032	612,760
4.50% notes due 2027 – net	685,052	681,978	683,596	667,651
Mortgage term loan due 2019	—	—	180,000	180,000
HUD debt – net(1)	54,365	52,510	55,593	52,678
Subordinated debt – net	20,490	23,944	20,613	24,366
Other	3,000	3,000	—	—
Total	$4,366,854	$4,444,772	$3,540,013	$3,593,007

(1)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

NOTE 14 – TAXES

OHI Holdco is a wholly owned subsidiary of Omega and is a qualified REIT subsidiary for United States federal income tax purposes, and Omega OP is a pass through entity for United States federal income tax purposes.

Omega and its wholly owned subsidiaries were organized, have operated, and intend to continue to operate in a manner that enables us to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules. In order to qualify as a REIT, in addition to other requirements, we must: (i) distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (a) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income on an annual basis, (ii) ensure that at least 75% and 95%, respectively of our gross income is generated from qualifying sources that are described in the REIT tax law, (iii) ensure that at least 75% of our assets consist of qualifying assets, such as real property, mortgages, and other qualifying assets described in the REIT tax law, (iv) ensure that we do not own greater than 10% in voting power or value of securities of any one issuer, (v) ensure that we do not own either debt or equity securities of another company that are in excess of 5% of our total assets and (vi) ensure that no more than 25% of our assets are invested in one or more taxable REIT subsidiaries (and with respect to taxable years beginning after December 31, 2017, no more than 20%). In addition to the above requirements, the REIT rules require that no less than 100 stockholders own shares or an interest in the REIT and that five or fewer individuals do not own (directly or indirectly) more than 50% of the shares or proportionate interest in the REIT during the last half of any taxable year. If we fail to meet the above or any other requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of these requirements.

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. In connection with our UPREIT Conversion in 2015, we created five subsidiary REITs that are subject to all of the REIT qualification rules set forth in the Code, which were then consolidated through intercompany transfers of ownership that occurred at the end of 2015, which created a single REIT subsidiary with four wholly owned qualified REIT subsidiaries. In 2016, we elected REIT status for another of our subsidiaries and in December of 2016, we transferred the ownership of that entity to our REIT subsidiary so that we now have a single REIT subsidiary that holds all the ownership interests in several qualified REIT subsidiaries. Our REIT subsidiary remains subject to all of the REIT qualification rules set forth in the Code as outlined above.

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

NOTE 16 – STOCKHOLDERS’/OWNERS’ EQUITY

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	Omega		OHI Holdco		Omega OP
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
	(in thousands)

Foreign currency translation adjustments	$(52,495)	$(8,027)	$(12,028)	$(1,879)	$(54,948)	$(8,413)
Cash flow hedge adjustments	(1,332)	(685)	(411)	(160)	(1,420)	(718)
Total accumulated other comprehensive loss	$(53,827)	$(8,712)	$(12,439)	$(2,039)	$(56,368)	$(9,131)

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 17 – STOCK-BASED COMPENSATION

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units (“RSUs”) are subject to forfeiture if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. Prior to vesting, ownership of the shares/Omega OP Units cannot be transferred. The restricted stock has the same dividend and voting rights as our common stock. RSUs accrue dividend equivalents but have no voting rights. Restricted stock and RSUs are valued at the price of our common stock on the date of grant. We expense the cost of these awards ratably over their vesting period.

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

The following table summarizes the activity in restricted stock and RSUs for the years ended December 31, 2014, 2015 and 2016:

	Number of Shares/Omega OP Units	Weighted - Average Grant- Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2013	257,198	$29.32
Granted during 2014	143,637	30.70	$4.4
Vested during 2014	(90,901)	28.87
Non-vested at December 31, 2014	309,934	$30.08
Granted during 2015	233,483	39.25	$9.2
Assumed in Aviv Merger (2)	38,268	23.50	$0.9
Cancelled during 2015	(61,911)	33.77
Vested during 2015	(106,146)	28.72
Non-vested at December 31, 2015	413,628	$34.45
Granted during 2016	158,506	34.49	$5.5
Cancelled during 2016	(905)	24.92
Vested during 2016	(235,176)	30.41
Non-vested at December 31, 2016	336,053	$37.32

(1)	Total compensation cost to be recognized on the awards based on grant date fair value, which is based on the market price of the Company’s common stock on the date of grant.
(2)	Omega stock price on April 1, 2015 was $40.74. The weighted average stock price indicated in the table above represents the expense per unit that we will record related to the assumed Aviv RSUs.

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Stock Options and Tax Withholding

As part of the Aviv Merger, we assumed approximately 5.7 million Aviv employee stock options that were fully vested prior to the merger. On April 1, 2015, the Aviv stock options were converted into Omega stock options at an exchange ratio of 0.9 resulting in issuance of approximately 5.1 million Omega stock options. The intrinsic value of the stock option assumed on April 1, 2015 was approximately $99.2 million and was recorded as part of the consideration provided in the merger. During 2016 and 2015, approximately 2.5 million and 2.6 million options, respectively, were exercised at a weighted average price of $19.38 per share and $19.38 per share, respectively. At December 31, 2016, approximately 26 thousand options remain outstanding and exercisable. Options outstanding have a weighted average exercise price of $18.97. The aggregate intrinsic value of these options is $0.3 million and represents the total pre-tax intrinsic value (based upon the difference between the Company’s closing stock price on the last trading day of 2016 of $31.26 and the exercise price) for all in-the-money options as of December 31, 2016. Options outstanding have no contractual term limitations.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

NOTE 20 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the Omega, OHI Holdco and Omega OP’s quarterly results of operations for the years ended December 31, 2016 and 2015:

Omega	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2016
Revenues	$212,879	$228,824	$224,638	$234,486
Net income	58,196	113,154	82,134	129,883
Net income available to common stockholders	55,555	108,052	78,549	124,259
Net income available to common per share:
Basic	$0.30	$0.57	$0.40	$0.63
Net income per share:
Diluted	$0.29	$0.57	$0.40	$0.63

2015
Revenues	$133,420	$197,711	$201,974	$210,512
Net income	43,052	43,466	83,254	63,543
Net income available to common stockholders	43,052	41,428	79,402	60,642
Net income available to common per share:
Basic	$0.32	$0.23	$0.43	$0.32
Net income per share:
Diluted	$0.32	$0.22	$0.43	$0.32

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

OHI Holdco. (a)	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2016
Revenues	$212,879	$228,824	$224,638	$234,486
Net income	58,196	113,154	82,134	129,883
Net income available to common stockholders	12,902	24,994	17,688	27,742

2015
Revenues (b)	$-	$197,711	$201,974	$210,512
Net income (b)	-	43,466	83,254	63,543
Net income available to common stockholders (b)	-	9,912	18,788	14,161

Omega OP	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2016
Revenues	$212,879	$228,824	$224,638	$234,486
Net income	58,196	113,154	82,134	129,883
Net income available to Omega OP Unit holders :
Basic	$0.30	$0.57	$0.40	$0.63
Net income per unit:
Diluted	$0.29	$0.57	$0.40	$0.63

2015
Revenues (b)	$-	$197,711	$201,974	$210,512
Net income (b)	-	43,466	83,254	63,543
Net income available to Omega OP Unit holders:
Basic (b)	$-	$0.23	$0.43	$0.32
Net income per unit:
Diluted (b)	$-	$0.22	$0.43	$0.32

(a)	No per share information was provided for OHI Holdco because the sole stockholder is Omega. OHI Holdco is a wholly owned subsidiary of Omega and has 1,000 shares outstanding.
(b)	Prior to April 1, 2015, no substantive assets or activity occurred in OHI Holdco or Omega OP. The 2015 information reflects the activity from April 1, 2015 (merger date) through December 31, 2015.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 21 - EARNINGS PER SHARE/UNIT

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega			Omega OP
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income	$383,367	$233,315	$221,349	$383,367	$190,263
Less: Net income attributable to noncontrolling interests	(16,952)	(8,791)	—	—	—
Net income available to common stockholders/Omega OP Unit holders	$366,415	$224,524	$221,349	$383,367	$190,263
Denominator:
Denominator for basic earnings per share/unit	191,781	172,242	126,550	200,679	193,843
Effect of dilutive securities:
Common stock equivalents	956	1,539	744	956	1,899
Noncontrolling interest – Omega OP Units	8,898	6,727	—	—	—
Denominator for diluted earnings per share/unit	201,635	180,508	127,294	201,635	195,742

Earnings per share - basic:
Net income available to common stockholders/Omega OP Unit holders	$1.91	$1.30	$1.75	$1.91	$0.98
Earnings per share/unit - diluted:
Net income	$1.90	$1.29	$1.74	$1.90	$0.97

No per share information was provided for OHI Holdco because the sole stockholder is Omega. OHI Holdco is a wholly owned subsidiary of Omega and has 1,000 shares outstanding.

NOTE 22 – SUBSEQUENT EVENTS

2017 Omega Credit Facilities

On May 25, 2017, we entered into a credit agreement (the “2017 Omega Credit Agreement”) providing us with a new $1.8 billion senior unsecured revolving and term loan credit facility, consisting of a $1.25 billion senior unsecured multicurrency revolving credit facility (the “2017 Revolving Credit Facility”), a $425 million senior unsecured U.S. Dollar term loan facility (the “2017 U.S. Term Loan Facility”), and a £100 million senior unsecured British Pound Sterling term loan facility (the “2017 Sterling Term Loan Facility” and, together with the 2017 Revolving Credit Facility and the 2017 U.S. Term Loan Facility, collectively, the “2017 Omega Credit Facilities”). The 2017 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments under the 2017 Omega Credit Facilities to $2.5 billion.

The 2017 Omega Credit Facilities replace the previous $1.25 billion senior unsecured 2014 revolving credit facility, the previous $200 million Tranche A-1 senior unsecured term loan facility, and the previous $350 million Tranche A-3 senior unsecured incremental term loan facility established under our 2014 credit agreement, which has been terminated (the “2014 Omega Credit Agreement”).

The 2017 Revolving Credit Facility bears interest at LIBOR plus an applicable percentage (with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 Revolving Credit Facility matures on May 25, 2021, subject to an option by us to extend such maturity date for two, six month periods. The 2017 Omega Credit Agreement provides for the 2017 Revolving Credit Facility to be drawn in Euros, British Pounds Sterling, Canadian Dollars (collectively, “Alternative Currencies”) or U.S. Dollars, with a $900 million tranche available in U.S. Dollars and a $350 million tranche available in U.S. Dollars or Alternative Currencies. For purposes of the 2017 Omega Credit Facilities, references to LIBOR include the Canadian dealer offered rates for amounts offered in Canadian Dollars and any other Alternative Currency rate approved in accordance with the terms of the 2017 Omega Credit Agreement for amounts offered in any other non-London interbank offered rate quoted currency, as applicable.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The 2017 U.S. Term Loan Facility and the 2017 Sterling Term Loan Facility bear interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 U.S. Term Loan Facility and the 2017 Sterling Term Loan Facility each mature on May 25, 2022.

In April 2017, we repaid and terminated the $200 million Tranche A-2 senior unsecured term loan facility established under the 2014 Omega Credit Agreement.

For the three month period ending June 30, 2017, we recorded a one-time, non-cash charge of approximately $5.5 million relating to the write-off of deferred financing costs associated with the termination of the 2014 Omega Credit Facilities.

2017 Omega OP Term Loan Facility

On May 25, 2017, Omega OP entered into a credit agreement (the “2017 Omega OP Credit Agreement”) providing it with a new $100 million senior unsecured term loan facility (the “2017 Omega OP Term Loan Facility”). The 2017 Omega OP Credit Agreement replaces the $100 million senior unsecured term loan facility obtained in 2015 (the “2015 Omega OP Term Loan Facility”) and the related credit agreement (the “2015 Omega OP Credit Agreement”). The 2017 Omega OP Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 Omega OP Term Loan Facility matures on May 25, 2022.

Omega OP’s obligations in connection with the 2017 Omega OP Term Loan Facility are not currently guaranteed, but will be jointly and severally guaranteed by any domestic subsidiary of Omega OP that provides a guaranty of any unsecured indebtedness of Omega or Omega OP for borrowed money evidenced by bonds, debentures, notes or other similar instruments in an amount of at least $50 million individually or in the aggregate.

$550 Million 4.75% Senior Notes and $150 Million 4.5% Senior Notes

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

The 2028 Notes were sold at an issue price of 98.978% of their face value before the underwriters’ discount and the 2025 Notes were sold at an issue price of 99.540% of their face value before the underwriters’ discount. Our net proceeds from the Notes offering, after deducting underwriting discounts and expenses, were approximately $690.7 million. The net proceeds from the Notes offering were used to (i) redeem all of our outstanding $400 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “5.875% Notes”) on April 28, 2017, (ii) prepay the $200 million Tranche A-2 Term Loan Facility on April 5, 2017 that otherwise would have become due on June 27, 2017, and (iii) repay outstanding borrowings under our revolving credit facility.

$400 Million 5.875% Senior Notes Redemption

On April 28, 2017, we redeemed all of our outstanding 5.875% Notes. As a result of the redemption, during the second quarter of 2017, we recorded approximately $16.5 million in redemption related costs and write-offs, including $11.8 million for the call premium and $4.7 million in net write-offs associated with unamortized deferred financing costs.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

December 31, 2016

							(3)
							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period						Depreciation
				Acquisition						(4)			in Latest
		Land	Buildings and		Carrying	(6)	Land	Buildings and	Total	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances		Improvements	Improvements	Cost	Other		Improvements		Depreciation	Construction	Acquired	is Computed
Signature Holdings II:
Florida (SNF)		14,926,960	184,977,257	10,162,810	20,238	-	14,926,960	195,160,305	210,087,265	47,922,023	1940-1997	1996-2016	3 years to 39 years
Georgia (SNF)		3,832,748	10,846,566	3,950,028	-	-	3,832,748	14,796,594	18,629,342	8,654,672	1964-1970	2007	20 years
Kentucky (SNF)		13,335,341	87,790,543	4,174,496	-	-	13,335,341	91,965,039	105,300,380	19,646,496	1964-1980	1999-2016	20 years to 33 years
Maryland (SNF)		1,480,000	19,662,571	1,183,051	-	-	1,480,000	20,845,622	22,325,622	6,981,961	1959-1977	2010	29 years to 30 years
Tennessee (AL, SNF)		10,813,664	187,388,817	3,440,595	-	-	10,813,664	190,829,412	201,643,076	2,696,466	1966-2016	2014-2016	25 years to 30 years
Total Signature		44,388,713	490,665,754	22,910,980	20,238	-	44,388,713	513,596,972	557,985,685	85,901,618

Maplewood Real Estate Holdings:
Connecticut (AL)		19,531,583	216,537,730	2,241,593	-	-	19,531,583	218,779,323	238,310,906	12,740,033	1968-2015	2015	33 years
Massachusetts (AL, SNF)		19,041,468	69,409,856	39,267,802	342,695	(680,345)	19,041,468	108,340,008	127,381,476	5,826,713	1988-2016	2015	30 years to 33 years
New York (AL)		118,604,252	-	6,655,755	7,092,469	-	118,604,252	13,748,224	132,352,476	-	-	2015	-
Ohio (AL)		3,683,238	8,180,400	19,496,317	-	-	3,683,238	27,676,717	31,359,955	1,096,131	1999-2016	2015	30 years to 33 years
Total Maplewood		160,860,541	294,127,986	67,661,467	7,435,164	(680,345)	160,860,541	368,544,272	529,404,813	19,662,877

Saber Health Group:
Florida (SNF)		422,935	4,422,325	-	-	-	422,935	4,422,325	4,845,260	337,550	2009	2015	33 years
North Carolina (SNF)		10,780,000	106,694,700	2,312,955	47,891	-	10,780,000	109,055,546	119,835,546	4,660,696	1965-2013	2016	20 years to 30 years
Ohio (SNF, AL)		5,269,177	109,002,482	2,438,309	-	(268,000)	5,269,177	111,172,791	116,441,968	6,862,544	1968-2000	2015-2016	30 years to 33 years
Pennsylvania (SNF)		7,134,354	124,475,985	1,825,909	-	-	7,134,354	126,301,894	133,436,248	8,140,340	1873-2002	2015	33 years
Virginia (SNF)		8,500,000	85,982,265	-	-	-	8,500,000	85,982,265	94,482,265	3,320,131	1964-2013	2016	30 years
Total Saber Health Group		32,106,466	430,577,757	6,577,173	47,891	(268,000)	32,106,466	436,934,821	469,041,287	23,321,261

Ciena Healthcare:
Indiana (SNF)		321,066	7,703,262	-	-	-	321,066	7,703,262	8,024,328	574,610	1973	2015	33 years
Michigan (SNF, AL)		4,086,842	115,546,920	-	-	-	4,086,842	115,546,920	119,633,762	7,812,153	1964-1997	2015	33 years
North Carolina (ILF, SNF)		4,330,580	65,027,000	-	-	-	4,330,580	65,027,000	69,357,580	4,446,154	1927-1997	2015	33 years
Ohio (SNF, AL)		10,342,621	159,846,959	-	-	-	10,342,621	159,846,959	170,189,580	10,349,693	1960-2007	2010-2016	20 years to 33 years
Virginia (SNF)		6,300,000	87,771,876	-	-	-	6,300,000	87,771,876	94,071,876	3,220,463	1979-2007	2016	30 years
Total Ciena HealthCare		25,381,109	435,896,017	-	-	-	25,381,109	435,896,017	461,277,126	26,403,073

Other:
Alabama (SNF)		1,817,320	33,356,170	12,915,787	-	-	1,817,320	46,271,957	48,089,277	30,926,414	1960-1982	1992-1997	31.5 years to 33 years
Arizona (TBI, SNF, AL)		10,995,190	86,868,402	-	-	-	10,995,190	86,868,402	97,863,592	10,017,581	1949-1999	2012-2015	33 years to 40 years
Arkansas (SNF, AL)	(2)	9,057,536	161,016,248	13,045,870	-	(36,350)	9,057,536	174,025,768	183,083,304	55,208,651	1960-2009	1992-2015	20 years to 38 years
California (SNF, TBI)		78,596,505	423,131,800	2,823,085	63,156	-	78,596,505	426,018,041	504,614,546	55,083,670	1927-2013	1997-2015	5 years to 35 years
Colorado (SNF, ILF)		11,279,262	88,830,136	7,790,478	-	-	11,279,262	96,620,614	107,899,876	29,232,095	1925-1975	1998-2016	20 years to 39 years
Connecticut (land only)		878,937	4,445,263	980,393	-	(5,425,656)	878,937	-	878,937	-	N/A	1999	N/A
Florida (SNF, AL)		61,806,778	481,225,245	36,333,087	948,913	(9,736,615)	61,806,778	508,770,630	570,577,408	150,266,763	1933-2007	1992-2016	2 years to 40 years
Georgia (SNF, AL)		3,730,000	47,387,507	-	-	-	3,730,000	47,387,507	51,117,507	5,230,371	1967-1998	1998-2016	30 years to 40 years
Idaho (SNF, AL)		6,705,560	62,572,804	1,321,587	-	-	6,705,560	63,894,391	70,599,951	12,106,038	1911-2008	1997-2015	25 years to 39 years
Illinois (SNF)		5,809,737	111,441,468	510,576	-	-	5,809,737	111,952,044	117,761,781	15,117,035	1926-1990	1996-2015	30 years to 33 years
Indiana (SNF, ILF, AL, MOB, SH,)		28,245,140	366,055,214	2,332,364	-	(1,828,124)	28,237,640	366,566,954	394,804,594	77,812,713	1923-2008	1992-2015	20 years to 40 years
Iowa (SNF, AL)		2,923,947	68,736,698	2,084,807	-	-	2,923,947	70,821,505	73,745,452	13,120,583	1961-1998	1997-2015	23 years to 33 years
Kansas (SNF)		4,799,714	47,680,306	9,250,851	-	-	4,799,714	56,931,157	61,730,871	6,164,491	1957-1985	2010-2015	20 years to 33 years
Kentucky (SNF, AL)		6,279,163	123,327,734	8,677,102	-	-	6,279,163	132,004,836	138,283,999	20,157,352	1917-2002	1994-2015	33 years
Louisiana (SNF)		2,177,542	52,869,373	1,749,991	-	-	2,177,542	54,619,364	56,796,906	17,883,426	1957-1983	1997-2006	33 years to 39 years
Maryland (SNF)		7,190,000	74,028,613	2,518,228	-	-	7,190,000	76,546,841	83,736,841	14,350,237	1921-1985	2010-2011	25 years to 30 years
Massachusetts (SNF)		5,898,952	41,120,152	2,160,034	-	-	5,898,952	43,280,186	49,179,138	20,605,218	1964-1993	1997-2010	20 years to 39 years
Michigan (SNF)		829,621	30,921,159	-	-	-	829,621	30,921,159	31,750,780	4,655,127	1964-1975	2011-2015	25 years to 33 years
Minnesota (SNF, AL, ILF)		10,571,691	52,399,655	653,399	-	-	10,571,691	53,053,054	63,624,745	3,949,866	1958-1983	2015	33 years
Mississippi (SNF)		2,910,000	49,506,905	826,654	-	-	2,910,000	50,333,559	53,243,559	14,274,382	1962-1988	2009-2010	20 years to 40 years
Missouri (SNF)		7,333,114	121,480,904	692,135	-	(152,575)	7,333,114	122,020,464	129,353,578	14,794,489	1955-1994	1999-2016	30 years to 33 years
Montana (SNF)		1,319,454	11,698,411	-	-	-	1,319,454	11,698,411	13,017,865	811,679	1963-1971	2015	33 years
Nebraska (SNF)		1,599,631	23,142,177	-	-	-	1,599,631	23,142,177	24,741,808	2,256,512	1963-1969	2015	20 years to 33 years
Nevada (SNF, SH, TBI)		5,501,308	50,472,213	8,350,000	-	-	5,501,308	58,822,213	64,323,521	10,013,989	1972-2004	2009-2015	26 years to 33 years
New Hampshire (SNF, AL)		1,782,067	19,837,436	1,462,797	-	-	1,782,067	21,300,233	23,082,300	8,439,787	1963-1999	1998-2006	33 years to 39 years
New Mexico (SNF)		9,002,270	68,658,130	130,323	-	-	9,002,270	68,788,453	77,790,723	7,348,628	1960-1989	2008-2015	20 years to 33 years
North Carolina (SNF)		3,069,856	52,675,612	3,550,986	-	-	3,069,856	56,226,598	59,296,454	26,436,775	1964-1987	1994-2010	25 years to 36 years
Ohio (SNF, SH, AL)		35,367,198	439,998,943	30,731,141	-	(1,166,009)	35,367,198	469,564,075	504,931,273	133,969,181	1920-2008	1994-2015	20 years to 39 years
Oklahoma (SNF, AL)		4,650,087	36,246,616	-	-	-	4,650,087	36,246,616	40,896,703	7,883,686	1965-2013	2010-2015	20 years to 33 years
Oregon (AL, SNF)		3,640,572	45,217,827	2,610,185	-	-	3,640,572	47,828,012	51,468,584	3,179,897	1959-2004	2014-2015	25 years to 33 years
Pennsylvania (SNF, AL, ILF)		11,733,450	206,264,434	11,281,116	-	-	11,733,450	217,545,550	229,279,000	66,127,725	1942-2012	1998-2015	16 years to 39 years
Rhode Island (SNF)		3,658,261	35,082,551	4,792,882	-	-	3,658,261	39,875,433	43,533,694	16,190,347	1965-1981	2006	39 years
South Carolina (SNF)		7,800,000	59,782,493	-	-	-	7,800,000	59,782,493	67,582,493	5,718,501	1959-2007	2014-2016	20 years to 30 years
Tennessee (SNF)		5,932,773	99,743,478	4,897,458	-	(527,491)	5,827,316	104,218,902	110,046,218	46,714,574	1958-1985	1992-2015	20 years to 31 years
Texas (AL, SNF)		67,370,202	667,695,852	24,223,887	203,265	(1,000)	67,370,202	692,122,004	759,492,206	97,331,606	1952-2015	1997-2016	2 years to 40 years
United Kingdom (AL)		47,432,242	256,409,736	1,646,761	-	(52,350,758)	39,822,262	213,315,719	253,137,981	10,141,108	1750-2011	2015-2016	30 years
Utah (SNF)		633,938	2,986,062	-	-	-	633,938	2,986,062	3,620,000	247,001	1977	2015	24 years
Vermont (SNF)		317,500	6,005,388	602,296	-	-	317,500	6,607,684	6,925,184	2,416,363	1971	2004	39 years
Virginia (SNF)		2,566,363	30,009,385	-	-	-	2,566,363	30,009,385	32,575,748	1,582,827	1989-1995	2015	33 years to 40 years
Washington (SNF, AL)		11,719,119	138,054,574	2,626,926	-	(1,500)	11,717,619	140,681,500	152,399,119	22,271,862	1930-2004	1995-2015	20 years to 33 years
West Virginia (SNF)		1,972,682	66,945,947	7,000,345	-	-	1,972,682	73,946,292	75,918,974	32,588,074	1961-1996	1994-2011	25 years to 39 years
Wisconsin (SNF, AL)		7,377,429	53,224,076	5,252,877	-	(1,500)	7,377,429	58,475,453	65,852,882	12,420,492	1930-1994	2009-2015	20 years to 33 years
Total Other		504,282,111	4,898,553,097	215,826,408	1,215,334	(71,227,578)	496,557,674	5,052,091,698	5,548,649,372	1,085,047,116

Total		767,018,940	6,549,820,611	312,976,028	8,718,627	(72,175,923)	759,294,503	6,807,063,780	7,566,358,283	1,240,335,945

(1)	The real estate included in this schedule is being used in either the operation of skilled nursing facilities (SNF), assisted living facilities (AL), independent living facilities (ILF), tramatic brain injury (TBI), medical office building (MOB) or specialty hospitals (SH) located in the states indicated.

(2)	Certain of the real estate indicated are security for the HUD loan borrowings totaling $54,954,695 at December 31, 2016.

	Year Ended December 31,
(3)	2014	2015	2016
Balance at beginning of period	$3,099,547,182	$3,223,785,295	$6,743,957,698
Acquisitions through foreclosure	-	-	25,000,000
Acquisitions	131,689,483	3,371,233,860	1,017,760,963
Impairment	(3,660,381)	(12,916,233)	(53,716,724)
Improvements	17,916,855	220,272,401	95,806,618
Disposals/other	(21,707,844)	(58,417,625)	(262,450,272)
Balance at close of period	$3,223,785,295	$6,743,957,698	$7,566,358,283

	Year Ended December 31,
(4)	2014	2015	2016
Balance at beginning of period	$707,409,888	$821,711,991	$1,019,149,678
Provisions for depreciation	123,141,880	210,554,569	266,904,418
Dispositions/other	(8,839,777)	(13,116,882)	(45,718,151)
Balance at close of period	$821,711,991	$1,019,149,678	$1,240,335,945

(5)	The reported amount of our real estate at December 31, 2016 is greater than the tax basis of the real estate by approximately $1.1 billion.
(6)	Reflects bed sales, impairments, land easements and impacts from foreign currency exchange rates.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

December 31, 2016

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest

1	Louisiana (1 AL facility)	8.75%	2018	Interest accrues monthly	None	9,870,626	9,870,626
2	Maryland (3 SNF facilities)	11.00%	2028	Interest payable monthly	None	74,927,751	35,963,840
3	Michigan (31 SNF facilities)	9.45%	2029	Interest plus $105,000 of principal payable monthly	None	415,000,000	412,140,060
4	Michigan (1 SNF facility)	10.77%	2021	Interest payable monthly	None	3,917,030	3,917,030	-
5	Michigan (1 SNF facility)	10.51%	2021	Interest payable monthly	None	4,111,387	4,111,387	-
6	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	2,214,376	2,214,376	-
7	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	560,601	560,601	-
8	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	267,170	267,170	-
9	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	100,000	100,000	-
10	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	252,241	252,241	-
11	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	269,740	269,740	-
12	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	4,036,982	4,036,982	-
13	Michigan (1 SNF facility)	10.25%	2029	Interest payable monthly	None	4,089,039	4,089,039	-
14	Michigan (1 SNF facility)	9.50%	2029	Interest payable monthly	None	597,022	597,022	-
15	Michigan (1 SNF facility)	9.50%	2029	Interest payable monthly	None	125,930	125,930	-
16	Michigan (1 SNF facility)	9.50%	2029	Interest payable monthly	None	1,803,905	1,803,905	-
17	Michigan (1 SNF facility)	9.50%	2029	Interest payable monthly	None	432,754	432,754	-
18	Michigan (1 SNF facility)	9.50%	2029	Interest payable monthly	None	190,842	190,842	-
19	Michigan (1 SNF facility)	8.50%	2029	Interest payable monthly	None	14,044,762	14,044,762	-
20	Missouri (1 SNF facility) and Tennessee ( 1 SNF facility)	8.35%	2015	Interest plus $0 of principal payable monthly	None	6,997,610	2,500,000
21	New Jersey (1 AL facility)	10.00%	2017	Interest payable monthly	None	3,195,000	3,195,000	-
22	Ohio (2 SNF facilities) and Pennsylvania (5 SNF and 2 AL facilities)	9.79%	2024	Interest payable monthly	None	112,500,000	112,500,000	-
23	Ohio (1 SNF facility)	11.67%	2018	Interest payable monthly	None	11,874,013	12,254,985
24	South Carolina (1 AL facility)	8.75%	2018	Interest accrues monthly	None	8,762,943	8,762,943	-
25	Virginia (1 AL facility)	8.75%	2018	Interest accrues monthly	None	5,142,008	5,142,008	-

						$685,283,732	$639,343,243

(1)	Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)	The aggregate cost for federal income tax purposes is equal to the carrying amount.

	Year Ended December 31,
(3)	2014	2015	2016
Balance at beginning of period	$241,514,812	$648,078,550	$679,795,236
Additions during period - Placements	529,547,836	33,288,320	48,721,953
Deductions during period - collection of principal/other	(122,984,098)	(1,571,634)	(89,173,946)
Balance at close of period	$648,078,550	$679,795,236	$639,343,243

INDEX TO EXHIBITS TO 2016 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of October 30, 2014, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., OHI Healthcare Properties Limited Partnership, L.P., Aviv REIT, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2014).
3.1	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2011).
3.2	Articles of Amendment and Restatement of Omega Healthcare Investors, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR filed on September 3, 2015).
3.3	Certificate of Incorporation of OHI Healthcare Properties Holdco, Inc. (Incorporated by reference to Exhibit 3.123 to the Company’s Form S-4 filed with the SEC on June 15, 2015).
3.4	Bylaws of OHI Healthcare Properties Holdco, Inc. (Incorporated by reference to Exhibit 3.124 to the Company’s Form S-4 filed with the SEC on June 15, 2015).
3.5	Certificate of Limited Partnership of OHI Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 3.121 to the Company’s Form S-4 filed with the SEC on June 15, 2015).
3.6	Second Amended and Restated Agreement of Limited Partnership by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
4.0	See Exhibits 3.1 to 3.6.
4.1	Indenture, dated as of March 19, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1A	Form of 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1B	Form of Subsidiary Guarantee relating to the 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit E of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1C	First Supplemental Indenture, dated as of July 2, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto , that certain Second Supplemental Indenture, dated as of August 9, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto, that certain Third Supplemental Indenture, dated as of September 24, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto, and that certain Fourth Supplemental Indenture, effective as of December 31, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1C to the Company’s Annual Report on Form 10-K, filed on February 28, 2013).
4.1D	Fifth Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2013) and that certain Sixth Supplemental Indenture, dated as of October 23, 2013 among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1D to the Company’s Annual Report on Form 10-K, filed on February 11, 2014).

4.1E	Seventh Supplemental Indenture, dated as of February 14, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3A to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014) and that certain Eighth Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3B to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).
4.1F	Ninth Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Tenth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1F to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).
4.1G	Eleventh Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.1H	Twelfth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2C to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.1I	Thirteenth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).
4.1J	Fourteenth Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1J to the Company’s Annual Report on Form 10-K, filed on February 26, 2016).
4.1K	Fifteenth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.1L	Sixteenth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.1M	Seventeenth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.1N	Eighteenth Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.2	Indenture, dated as of March 11, 2014, by and among Omega, the guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.950% Senior Notes due 2024, including the Form of 4.95% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2014).

4.2A	First Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).
4.2B	Second Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Third Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4B to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).
4.2C	Fourth Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3B to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.2D	Fifth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3C to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.2E	Sixth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).
4.2F	Seventh Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2F to the Company’s Annual Report on Form 10-K, filed on February 26, 2016).
4.2G	Eighth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.2H	Ninth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.2I	Tenth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.2J	Eleventh Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.3	Indenture, dated as of September 11, 2014, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 11, 2014).
4.3A	First Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2024, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Second Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2024, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5A to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).

4.3B	Third Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed on April 16, 2015).
4.3C	Fourth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed on April 16, 2015).
4.3D	Fifth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).
4.3E	Sixth Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3E to the Company’s Annual Report on Form 10-K, filed on February 26, 2016).
4.3F	Seventh Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.3G	Eighth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.3H	Ninth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.3I	Tenth Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.4	Indenture, dated as of March 18, 2015, by and among Omega Healthcare Investors, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2015).
4.4A	First Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5A to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.4B	Second Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (incorporated by reference to Exhibit 4.2A to Omega’s Registration Statement on Form S-4 filed on October 6, 2015).

4.4C	Third Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto. (incorporated by reference to Exhibit 4.2B to the Amendment to Omega’s Registration Statement on Form S-4 filed on November 10, 2015).
4.4D	Fourth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.4E	Fifth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.4F	Sixth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.4G	Seventh Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.5	Indenture, dated as of September 23, 2015 by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Omega’s Current Report on Form 8-K, filed with SEC on September 29, 2015).
4.5A	First Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1A to the Company’s Registration Statement on Form S-4, filed on November 12, 2015).
4.5B	Second Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.5C	Third Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.5D	Fourth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.5E	Fifth Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.6	Indenture, dated as of July 12, 2016, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).
4.6A	First Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).

4.6B	Second Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto.#
10.1	Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2000).
10.2	Form of Officers’ Multi-Year Performance Restricted Stock Unit Award for 2011 to 2014 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on February 27, 2012).+
10.3	Amended and Restated Deferred Stock Plan, dated October 16, 2012, and forms of related agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 7, 2012).
10.4	Credit Agreement, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2014).
10.4A	First Amendment dated April 1, 2015 to the Credit Agreement dated June 27, 2014 by and between Omega Healthcare Investors Inc., the subsidiary guarantors listed therein, a syndicate of financial institutions, as Lenders, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
10.4B	Second Amendment to Credit Agreement, dated as of August 7, 2015, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 22, 2015).
10.4C	Third Amendment to Credit Agreement, dated as of January 29, 2016, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 3, 2016).
10.4D	Credit Agreement, dated as of December 16, 2015, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2015).
10.5	Credit Agreement dated as of April 1, 2015, by and between OHI Healthcare Properties Limited Partnership, each of the subsidiary guarantors listed therein, a syndicate of financial institutions as listed therein as Lenders, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
10.5A	First Amendment to Credit Agreement, dated as of August 7, 2015, among Omega Healthcare Properties Limited Partnership, certain subsidiaries of Omega Healthcare Properties Limited Partnership identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 7, 2016).
10.6	Form of Equity Distribution Agreement dated September 3, 2015, entered into by and between Omega Healthcare Investors, Inc. and each of BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Omega’s Current Report on Form 8-K filed with the SEC on September 4, 2015).
10.7	Omega Healthcare Investors, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 22, 2013). +
10.7A	Amendment to 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.8	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2013). +
10.9	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and C. Taylor Pickett (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.10	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Daniel Booth (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.11	Employment Agreement, dated April 1, 2015, between Omega Healthcare Investors, Inc. and Steven J. Insoft (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed with the SEC on April 3, 2015). +
10.12	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Robert O. Stephenson (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.13	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Michael Ritz (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.14	Form of 2016 Employment Agreement Amendments (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016) for the Company’s executive officers.+
10.15	Form of 2017 Employment Agreement Amendments (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2017 ) for the Company’s executive officers.+
10.16	Form of Time-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.17	Form of Time-Based Restricted Stock Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.18	Form of Time-Based Restricted Stock Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.19	Form of Performance-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.20	Form of Performance-Based Restricted Stock Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.22	Form of Performance-Based Restricted Stock Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.23	Form of Time-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.24	Form of Performance-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.25	Form of Performance-Based LTIP Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.26	Form of Performance-Based LTIP Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.27	Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
10.27A	First Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 4.5 to Aviv REIT, Inc.’s Registration Statement on Form S-8, filed on March 25, 2013). +
10.27B	Second Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on April 2, 2015). +
10.27C	Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.4 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
10.27D	Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Aviv REIT, Inc.’s Registration Statement on Form S-4 filed on May 2, 2011). +

10.28	Aviv REIT, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 to Aviv REIT, Inc.’s Registration Statement on Form S-8 filed on March 25, 2013). +
10.28A	Amendment to the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on April 2, 2015). +
10.28B	Form of Restricted Stock Unit Award Agreement for time-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 10.2 to Aviv REIT, Inc.’s Current Report on Form 8-K, filed on July 15, 2013). +
10.29	Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, (Incorporated by reference to Exhibit 10.8 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
12.1	Ratio of Earnings to Fixed Charges.#
21	Subsidiaries of the Registrant.#
23.1	Consent of Independent Registered Public Accounting Firm for Omega Healthcare Investors, Inc.*
23.2	Consent of Independent Registered Public Accounting Firm for OHI Healthcare Properties Holdco, Inc.*
23.3	Consent of Independent Registered Public Accounting Firm for OHI Healthcare Properties Limited Partnership.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Holdco, Inc.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Holdco, Inc.*
31.5	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Holdco, Inc., in its capacity as primary general partner of OHI Healthcare Properties Limited Partnership.*
31.6	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Holdco, Inc., in its capacity as primary general partner of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Holdco, Inc.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Holdco, Inc.*
32.5	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Holdco, Inc., as Chief Financial Officer of the primary general partner of OHI Healthcare Properties Limited Partnership.*
32.6	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Holdco, Inc. ,, as Chief Financial Officer of the primary general partner of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits that are filed herewith.
+	Management contract or compensatory plan, contract or arrangement.
#	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	August 9, 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 9, 2017	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES HOLDCO, INC.
Co-Registrant

Date:	August 9, 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 9, 2017	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer and Sole Director

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP
Co-Registrant

By: OHI Healthcare Properties Holdco, Inc., its Primary General Partner

Date:	August 9, 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 9, 2017	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the following registrants and in the capacities and on the dates indicated.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.
Co-Registrant

Date:	August 9, 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer
(principal executive officer)

Date:	August 9, 2017	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer and Sole Director
(principal financial officer)

Date:	August 9, 2017	By:	/S/ MICHAEL D. RITZ
Michael D. Ritz
Chief Accounting Officer
(principal accounting officer)

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP
Co-Registrant

By: OHI Healthcare Properties Holdco, Inc., its Primary General Partner

Date:	August 9, 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer
(principal executive officer)

Date:	August 9, 2017	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer and Sole Director
(principal financial officer)

Date:	August 9, 2017	By:	/S/ MICHAEL D. RITZ
Michael D. Ritz
Chief Accounting Officer
(principal accounting officer)

