Form 10-Q/A
period 2017-03-31
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership; OHI Healthcare Properties Holdco, Inc.
filed 2017-08-09
CIK 888491, 1639315, 1639311

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

Omega Healthcare Investors, Inc. Yes    ☐         No    ☒         OHI Healthcare Properties Holdco, Inc. Yes    ☐      No    ☒

OHI Healthcare Properties Limited Partnership Yes    ☐         No    ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of August 2, 2017

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	197,241,081

OHI Healthcare Properties Holdco, Inc.
Common Stock, $.01 par value	1,000

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTES

Amendment No. 1

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q filed by Omega Healthcare Investors, Inc. (“Parent”), for the quarterly period ended March 31, 2017, originally filed with the SEC on May 5, 2017 (the “Original Filing”). This Amendment is being filed to provide the consolidated financial statements of OHI Healthcare Properties Holdco, Inc. (“OHI Holdco”) and OHI Healthcare Properties Limited Partnership (“Omega OP” and together with OHI Holdco, the “Guarantors”) pursuant to Rule 3-10 of Regulation S-X, and other related disclosures related to the Guarantors. Subsequent to March 31, 2017, all of the subsidiary guarantors of Parent’s outstanding senior notes other than OHI Holdco and Omega OP were released as guarantors of the Parent’s senior notes. As a result, the composition of the Company’s guarantor and non-guarantor subsidiaries has changed from the composition reflected in Note 17 of the consolidated financial statements included in the Original Filing. Accordingly, this Amendment provides the consolidated financial statements of the current Guarantors in lieu of the information previously set forth in Note 17 relating to the prior guarantor structure. The consolidated financial statements of Omega Healthcare Investors, Inc. included in this Amendment are unchanged from those included in the Original Filing except changes to the Notes to such financial statements relating to the guarantors including the deletion of Note 17 in the Original Filing. In addition, this Amendment revises “Part I, Item 4-Controls and Procedures” of the Original Filing.

For the convenience of the reader, this Amendment sets forth the entire Form 10-Q. Except as expressly set forth herein, this Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein, other than as required in an Amendment to reflect the changes referenced above. References in this Amendment to the "Form 10-Q" refer to the Original Filing as amended hereby. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to May 5, 2017.

Co-Registrants

This report combines the annual reports on Form 10-Q for the quarterly period ended March 31, 2017 of Omega Healthcare Investors, Inc., OHI Holdco and Omega OP. Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, (iii) references to “OHI Holdco” means OHI Healthcare Properties Holdco, Inc. and its consolidated subsidiaries, and (iv) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”). Omega is structured as an umbrella partnership REIT (“UPREIT”) under which, all of Omega's assets are owned directly or indirectly, and all of Omega's operations are conducted directly or indirectly, by its subsidiaries, the OHI Holdco and the Omega OP.

Parent owned either directly or indirectly approximately 96% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at March 31, 2017. Parent owned approximately 74% of the Omega OP Units directly and controls an additional approximately 22% through its 100% ownership in OHI Holdco. Omega OP Units, other than those owned by Parent and OHI Holdco, are exchangeable on a one-for-one basis for Parent’s common shares. The management of Parent consists of the same members as the management of OHI Holdco and Omega OP.

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

We believe it is important for investors to understand the few differences between Omega, OHI Holdco and Omega OP in the context of how we operate as a consolidated company. Omega and OHI Holdco act as the general partners of Omega OP. Net proceeds from equity issuances by Parent are contributed to Omega OP in exchange for additional partnership units. Parent and Omega OP incur indebtedness. The outstanding senior notes and certain other debt of Parent is guaranteed by OHI Holdco and Omega OP.

We believe combining the quarterly reports on Form 10-Q of Omega, OHI Holdco and Omega OP into this single report results in the following benefits:

•	combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	combined reports enhance investors’ understanding of the Omega, OHI Holdco and Omega OP by enabling them to view the business as a whole and in the same manner as management;
•	combined reports are more efficient for the Omega, OHI Holdco and Omega OP and result in savings in time, effort and expense; and
•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

In order to highlight the differences between Omega, OHI Holdco and the Omega OP, the separate sections in this report for Omega, OHI Holdco and the Omega OP specifically refer to Omega, OHI Holdco and the Omega OP. In the sections that combine disclosure of Omega, OHI Holdco and the Omega OP, this report refers to “we” and “us” actions or holdings as being “our” actions or holdings. Although Omega OP and its subsidiaries hold all of our assets, we believe that reference to “we,” “us” or “our” in this context is appropriate because the business is one enterprise and we operate substantially all of our business through OHI Holdco and Omega OP.

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q/A

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

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2016 (196,142 common shares & 8,862 Omega OP Units)	$19,614	$4,861,408	$1,738,937	$(2,707,387)	$(53,827)	$3,858,745	$353,241	$4,211,986
Stock-based compensation expense	—	3,744	—	—	—	3,744	—	3,744
Vesting/exercising of equity compensation plan, net of tax withholdings (103 shares)	10	(2,130)	—	—	—	(2,120)	—	(2,120)
Dividend reinvestment and stock purchase plan (239 shares at an average of $30.67 per share)	24	7,311	—	—	—	7,335	—	7,335
Grant of stock as payment of directors fees (2 shares at an average of $31.19 per share)	—	75	—	—	—	75	—	75
Deferred compensation directors	—	(16)	—	—	—	(16)	—	(16)
Equity Shelf Program (228 shares at $29.71 per share, net of issuance costs)	23	6,736	—	—	—	6,759	—	6,759
Common dividends declared ($0.62 per share)	—	—	—	(122,331)	—	(122,331)	—	(122,331)
Conversion of Omega OP Units to common stock (47 shares at $32.30 per share)	5	1,509	—	—	—	1,514	—	1,514
Redemption of Omega OP Units (48 units)	—	—	—	—	—	—	(1,570)	(1,570)
Omega OP Unit distributions	—	—	—	—	—	—	(5,554)	(5,554)
Foreign currency translation	—	—	—	—	4,149	4,149	185	4,334
Cash flow hedges	—	—	—	—	1,200	1,200	54	1,254
Net income	—	—	104,440	—	—	104,440	4,672	109,112
Balance at March 31, 2017 (196,761 shares & 8,814 Omega OP Units)	$19,676	$4,878,637	$1,843,377	$(2,829,718)	$(48,478)	$3,863,494	$351,028	$4,214,522

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$109,112	$58,196
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,993	62,433
Impairment loss on real estate properties	7,638	34,558
Provision for uncollectible accounts	2,404	5,124
Refinancing costs and amortization of deferred financing costs	2,502	2,430
Accretion of direct financing leases	(3,016)	(2,921)
Stock-based compensation expense	3,744	2,778
Gain on assets sold – net	(7,420)	(1,571)
Amortization of acquired in-place leases - net	(3,096)	(4,300)
Effective yield receivable on mortgage notes	(593)	(819)
Change in operating assets and liabilities – net:
Accounts receivable	(21,377)	560
Straight-line rent receivables	(11,747)	(9,947)
Lease inducements	447	647
Other operating assets and liabilities	(34,653)	(19,989)
Net cash provided by operating activities	113,938	127,179
Cash flows from investing activities
Acquisition of real estate	(7,574)	(416,104)
Investments in construction in progress	(15,703)	(16,316)
Investments in direct financing leases	(2,229)	—
Deposit to acquire real estate	—	(113,816)
Placement of mortgage loans	(5,749)	(6,162)
Distributions from unconsolidated joint venture	8,587	—
Proceeds from sale of real estate investments	45,848	2,392
Capital improvements to real estate investments	(8,199)	(9,544)
Proceeds from other investments	23,181	1,461
Investments in other investments	(22,144)	(116,003)
Collection of mortgage principal	333	312
Net cash provided by (used in) investing activities	16,351	(673,780)
Cash flows from financing activities
Proceeds from credit facility borrowings	148,000	670,000
Payments on credit facility borrowings	(215,000)	(370,000)
Receipts of other long-term borrowings	—	350,000
Payments of other long-term borrowings	(318)	(309)
Payments of financing related costs	(563)	(3,576)
Receipts from dividend reinvestment plan	7,335	19,596
Payments for exercised options and restricted stock	(2,120)	(2,381)
Net proceeds from issuance of common stock	6,759	—
Dividends paid	(122,272)	(107,500)
Redemption of Omega OP Units	(56)	(10)
Distributions to Omega OP Unit Holders	(5,554)	(5,131)
Net cash (used in) provided by financing activities	(183,789)	550,689

Effect of foreign currency translation on cash and cash equivalents	162	(105)
(Decrease) increase in cash and cash equivalents	(53,338)	3,983
Cash and cash equivalents at beginning of period	93,687	5,424
Cash and cash equivalents at end of period	$40,349	$9,407

6

Supplemental disclosures of cash flow information:

	Three Months Ended March 31,
	2017	2016
Interest paid during the period, net of amounts capitalized	$61,832	$36,597
Taxes paid during the period	$1,173	$141

Non-cash financing activities
Change in fair value of cash flow hedges	$(1,291)	$8,876

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate properties
Real estate investments (see Note 2)	$7,581,665	$7,566,358
Less accumulated depreciation	(1,306,084)	(1,240,336)
Real estate investments – net	6,275,581	6,326,022
Investments in direct financing leases – net	604,777	601,938
Mortgage notes receivable – net	644,696	639,343
	7,525,054	7,567,303
Other investments – net	255,899	256,846
Investment in unconsolidated joint venture	40,152	48,776
Assets held for sale – net	23,245	52,868
Total investments	7,844,350	7,925,793

Cash and cash equivalents	40,349	93,687
Restricted cash	12,198	13,589
Accounts receivable – net	272,506	240,035
Goodwill	643,692	643,474
Other assets	29,023	32,682
Total assets	$8,842,118	$8,949,260

LIABILITIES AND EQUITY
Term loans – net	$100,000	$100,000
Secured borrowings – net	54,052	54,365
Accrued expenses and other liabilities	275,899	302,959
Deferred income taxes	9,746	9,906
Intercompany payable	4,187,899	4,270,044
Total liabilities	4,627,596	4,737,274

Equity:
Common stock – additional paid-in capital	923,218	923,218
Cumulative net earnings	149,360	126,187
Cumulative dividends paid	(202,391)	(175,289)
Accumulated other comprehensive loss	(11,253)	(12,439)
Total stockholders’ equity	858,934	861,677
Noncontrolling interest	3,355,588	3,350,309
Total equity	4,214,522	4,211,986
Total liabilities and equity	$8,842,118	$8,949,260

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Rental income	$192,537	$176,703
Income from direct financing leases	15,646	15,442
Mortgage interest income	15,956	16,606
Other investment income – net	6,914	3,431
Miscellaneous income	691	697
Total operating revenues	231,744	212,879

Expenses
Depreciation and amortization	69,993	62,433
General and administrative	12,524	10,455
Acquisition costs	(41)	3,771
Impairment loss on real estate properties	7,638	34,558
Provision for uncollectible accounts	2,404	5,124
Total operating expenses	92,518	116,341

Income before other income and expense	139,226	96,538
Other income (expense)
Interest income	4	8
Interest expense	(45,041)	(37,222)
Interest – amortization of deferred financing costs	(2,502)	(2,132)
Interest – refinancing costs	-	(298)
Contractual settlement	10,412	-
Realized gain (loss) on foreign exchange	61	(22)
Total other expense	(37,066)	(39,666)

Income before gain on assets sold	102,160	56,872
Gain on assets sold – net	7,420	1,571
Income from continuing operations	109,580	58,443
Income tax expense	(1,100)	(247)
Income from unconsolidated joint venture	632	-
Net income	109,112	58,196
Net income attributable to noncontrolling interest	(85,939)	(45,294)
Net income available to common stockholders	$23,173	$12,902

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$109,112	$58,196
Other comprehensive income (loss)
Foreign currency translation	4,334	(4,730)
Cash flow hedges	1,254	(8,876)
Total other comprehensive income (loss)	5,588	(13,606)
Comprehensive income	114,700	44,590
Comprehensive income attributable to noncontrolling interest	(90,340)	(34,705)
Comprehensive income attributable to common stockholders	$24,360	$9,885

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands)

	Common stock – additional paid-in capital	Cumulative Net Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2016 (1 shares)	$923,218	$126,187	$(175,289)	$(12,439)	$861,677	$3,350,309	$4,211,986
Contributions	—	—	—	—	—	17,291	17,291
Distributions	—	—	(27,102)	—	(27,102)	(102,353)	(129,455)
Foreign currency translation	—	—	—	920	920	3,414	4,334
Cash flow hedges	—	—	—	266	266	988	1,254
Net income	—	23,173	—	—	23,173	85,939	109,112
Balance at March 31, 2017 (1 shares)	$923,218	$149,360	$(202,391)	$(11,253)	$858,934	$3,355,588	$4,214,522

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$109,112	$58,196
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,993	62,433
Impairment loss on real estate properties	7,638	34,558
Provision for uncollectible accounts	2,404	5,124
Refinancing costs and amortization of deferred financing costs	2,502	2,430
Accretion of direct financing leases	(3,016)	(2,921)
Stock-based compensation expense	3,744	2,778
Gain on assets sold – net	(7,420)	(1,571)
Amortization of acquired in-place leases - net	(3,096)	(4,300)
Effective yield receivable on mortgage notes	(593)	(819)
Change in operating assets and liabilities – net:
Accounts receivable	(21,377)	560
Straight-line rent receivables	(11,747)	(9,947)
Lease inducements	447	647
Other operating assets and liabilities	(34,653)	(19,989)
Net cash provided by operating activities	113,938	127,179
Cash flows from investing activities
Acquisition of real estate	(7,574)	(416,104)
Investments in construction in progress	(15,703)	(16,316)
Investments in direct financing leases	(2,229)	—
Deposit to acquire real estate	—	(113,816)
Placement of mortgage loans	(5,749)	(6,162)
Distributions from unconsolidated joint venture	8,587	—
Proceeds from sale of real estate investments	45,848	2,392
Capital improvements to real estate investments	(8,199)	(9,544)
Proceeds from other investments	23,181	1,461
Investments in other investments	(22,144)	(116,003)
Collection of mortgage principal	333	312
Net cash provided by (used in) investing activities	16,351	(673,780)
Cash flows from financing activities
Proceeds from intercompany loans from Omega	148,000	1,020,000
Repayment of interompany loans to Omega	(215,318)	(370,309)
Payment of financing related costs incurred by Omega	(563)	(3,576)
Dividends paid	(27,102)	(24,916)
Contribution from noncontrolling interest	11,974	17,215
Distributions to limited partners	(100,780)	(87,725)
Net cash (used in) provided by financing activities	(183,789)	550,689

Effect of foreign currency translation on cash and cash equivalents	162	(105)
(Decrease) increase in cash and cash equivalents	(53,338)	3,983
Cash and cash equivalents at beginning of period	93,687	5,424
Cash and cash equivalents at end of period	$40,349	$9,407

12

Supplemental disclosures of cash flow information:

	Three Months Ended March 31,
	2017	2016
Interest paid during the period, net of amounts capitalized	$61,832	$36,597
Taxes paid during the period	$1,173	$141

Non cash financing activities
Change in fair value of cash flow hedges	$(1,291)	$8,876

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate properties
Real estate investments (see Note 2)	$7,581,665	$7,566,358
Less accumulated depreciation	(1,306,084)	(1,240,336)
Real estate investments – net	6,275,581	6,326,022
Investments in direct financing leases – net	604,777	601,938
Mortgage notes receivable – net	644,696	639,343
	7,525,054	7,567,303
Other investments – net	255,899	256,846
Investment in unconsolidated joint venture	40,152	48,776
Assets held for sale – net	23,245	52,868
Total investments	7,844,350	7,925,793

Cash and cash equivalents	40,349	93,687
Restricted cash	12,198	13,589
Accounts receivable – net	272,506	240,035
Goodwill	643,692	643,474
Other assets	29,023	32,682
Total assets	$8,842,118	$8,949,260

LIABILITIES AND OWNERS’ EQUITY
Term loans – net	$100,000	$100,000
Secured borrowings – net	54,052	54,365
Accrued expenses and other liabilities	275,899	302,959
Deferred income taxes	9,746	9,906
Intercompany payable	4,187,899	4,270,044
Total liabilities	4,627,596	4,737,274

Owners’ Equity:
General partners’ equity	3,863,494	3,858,745
Limited partners’ equity	351,028	353,241
Total owners’ equity	4,214,522	4,211,986
Total liabilities and owners’ equity	$8,842,118	$8,949,260

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Rental income	$192,537	$176,703
Income from direct financing leases	15,646	15,442
Mortgage interest income	15,956	16,606
Other investment income – net	6,914	3,431
Miscellaneous income	691	697
Total operating revenues	231,744	212,879

Expenses
Depreciation and amortization	69,993	62,433
General and administrative	12,524	10,455
Acquisition costs	(41)	3,771
Impairment loss on real estate properties	7,638	34,558
Provision for uncollectible accounts	2,404	5,124
Total operating expenses	92,518	116,341

Income before other income and expense	139,226	96,538
Other income (expense)
Interest income	4	8
Interest expense	(45,041)	(37,222)
Interest – amortization of deferred financing costs	(2,502)	(2,132)
Interest – refinancing costs	-	(298)
Contractual settlement	10,412	-
Realized gain (loss) on foreign exchange	61	(22)
Total other expense	(37,066)	(39,666)

Income before gain on assets sold	102,160	56,872
Gain on assets sold – net	7,420	1,571
Income from continuing operations	109,580	58,443
Income tax expense	(1,100)	(247)
Income from unconsolidated joint venture	632	-
Net income	$109,112	$58,196

Earnings per Omega OP Unit :
Basic:
Net income	$0.53	$0.30
Diluted:
Net income	$0.53	$0.29

Dividends declared per Omega OP Unit	$0.62	$0.57

Weighted-average Omega OP Units outstanding, basic	205,827	197,175
Weighted-average Omega OP Units outstanding, diluted	206,174	198,350

See notes to consolidated financial statements.

15

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$109,112	$58,196
Other comprehensive income (loss)
Foreign currency translation	4,334	(4,730)
Cash flow hedges	1,254	(8,876)
Total other comprehensive income (loss)	5,588	(13,606)
Comprehensive income	$114,700	$44,590

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

Unaudited

(in thousands)

	General Partners’ Omega OP Units	Limited Partners’ Omega OP Units	Total Omega OP Units	General Partners’ Equity	Limited Partners’ Equity	Total Owners’ Equity
Balance at December 31, 2016	196,142	8,862	205,004	$3,858,745	$353,241	$4,211,986
Contributions from partners	619	—	619	17,291	—	17,291
Distributions to partners	—	—	—	(122,331)	(5,554)	(127,885)
Omega OP Unit redemptions	—	(48)	(48)	—	(1,570)	(1,570)
Foreign currency translation	—	—	—	4,149	185	4,334
Cash flow hedges	—	—	—	1,200	54	1,254
Net income	—	—	—	104,440	4,672	109,112
Balance at March 31, 2017	196,761	8,814	205,575	$3,863,494	$351,028	$4,214,522

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$109,112	$58,196
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,993	62,433
Impairment loss on real estate properties	7,638	34,558
Provision for uncollectible accounts	2,404	5,124
Refinancing costs and amortization of deferred financing costs	2,502	2,430
Accretion of direct financing leases	(3,016)	(2,921)
Stock-based compensation expense	3,744	2,778
Gain on assets sold – net	(7,420)	(1,571)
Amortization of acquired in-place leases - net	(3,096)	(4,300)
Effective yield receivable on mortgage notes	(593)	(819)
Change in operating assets and liabilities – net:
Accounts receivable	(21,377)	560
Straight-line rent receivables	(11,747)	(9,947)
Lease inducements	447	647
Other operating assets and liabilities	(34,653)	(19,989)
Net cash provided by operating activities	113,938	127,179
Cash flows from investing activities
Acquisition of real estate	(7,574)	(416,104)
Investments in construction in progress	(15,703)	(16,316)
Investments in direct financing leases	(2,229)	—
Deposit to acquire real estate	—	(113,816)
Placement of mortgage loans	(5,749)	(6,162)
Distributions from unconsolidated joint venture	8,587	—
Proceeds from sale of real estate investments	45,848	2,392
Capital improvements to real estate investments	(8,199)	(9,544)
Proceeds from other investments	23,181	1,461
Investments in other investments	(22,144)	(116,003)
Collection of mortgage principal	333	312
Net cash provided by (used in) investing activities	16,351	(673,780)
Cash flows from financing activities
Proceeds from intercompany loans from Omega	148,000	1,020,000
Repayment of intercompany loans to Omega	(215,318)	(370,309)
Payment of financing related costs incurred by Omega	(563)	(3,576)
Equity contributions from general partners’	11,974	17,215
Distribution to general partners	(122,272)	(107,500)
Distributions to limited partners’	(5,554)	(5,131)
Redemption of Omega OP Units	(56)	(10)
Net cash (used in) provided by financing activities	(183,789)	550,689

Effect of foreign currency translation on cash and cash equivalents	162	(105)
(Decrease) increase in cash and cash equivalents	(53,338)	3,983
Cash and cash equivalents at beginning of period	93,687	5,424
Cash and cash equivalents at end of period	$40,349	$9,407

Supplemental disclosures of cash flow information:

	Three Months Ended March 31,
	2017	2016
Interest paid during the period, net of amounts capitalized	$61,832	$36,597
Taxes paid during the period	$1,173	$141

Non-cash financing activities
Change in fair value of cash flow hedges	$(1,291)	$8,876

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2017

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Omega”) was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. All of Omega's assets are owned directly or indirectly, and all of Omega's operations are conducted directly or indirectly, through its subsidiaries, OHI Healthcare Properties Holdco, Inc. (“OHI Holdco”), a direct wholly owned subsidiary of Omega, and OHI Healthcare Properties Limited Partnership (“Omega OP”). OHI Holdco was formed as a corporation and incorporated in the State of Delaware on October 22, 2014. Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. No substantive assets or activity occurred in either of these entities until the merger with Aviv REIT, Inc. on April 1, 2015. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega, OHI Holdco and Omega OP, collectively.

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

In April 2015, Aviv REIT, Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among Omega, Aviv, OHI Holdco, Omega OP, and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, Omega and OHI Holdco are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of March 31, 2017, Omega and OHI Holdco together owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our Form 10-K/A filed with the SEC on August 9, 2017.

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

Noncontrolling Interests

Noncontrolling interests is the portion of equity not attributable to the respective reporting entity. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, or owners’ equity on our Consolidated Balance Sheets. We include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Operations.

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

NOTE 10 – STOCKHOLDERS’/OWNERS’ EQUITY

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

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	Omega		OHI Holdco		Omega OP
	As of and For the Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
	(in thousands)

Foreign Currency Translation:
Beginning balance	$(54,948)	$(8,413)	$(54,948)	$(8,413)	$(54,948)	$(8,413)
Translation gain (loss)	4,273	(4,708)	4,273	(4,708)	4,273	(4,708)
Realized gain (loss)	61	(22)	61	(22)	61	(22)
Ending balance	(50,614)	(13,143)	(50,614)	(13,143)	(50,614)	(13,143)

Cash Flow Hedges:
Beginning balance	(1,420)	(718)	(1,420)	(718)	(1,420)	(718)
Unrealized gain (loss)	490	(8,876)	490	(8,876)	490	(8,876)
Realized gain (loss)	764	-	764	-	764	-
Ending balance	(166)	(9,594)	(166)	(9,594)	(166)	(9,594)
Total accumulated other comprehensive loss	(50,780)	(22,737)	(50,780)	(22,737)	(50,780)	(22,737)
Add: portion included in noncontrolling interest	2,302	1,035	39,527	17,681	-	-

Total accumulated other comprehensive loss	$(48,478)	$(21,702)	$(11,253)	$(5,056)	$(50,780)	$(22,737)

NOTE 11 – TAXES

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

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five wholly owned subsidiary REITs and added a sixth wholly owned subsidiary REIT as of January 1, 2016, all of which are subject to all of the REIT qualification rules set forth in the Code. We merged five of the wholly owned subsidiary REITs into a single wholly owned subsidiary REIT in December 2015, and then merged the sixth wholly owned subsidiary REIT into our other wholly owned subsidiary REIT in December 2016, which wholly owned subsidiary REIT remains subject to all of the REIT qualification rules set forth in the Code.

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

NOTE 13 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our borrowings:

		Annual Interest Rate as of March 31,	March 31,	December 31,
	Maturity	2017	2017	2016
			(in thousands)
Secured borrowings:
HUD mortgages assumed December 2011(1)	2044	3.06%	$54,636	$54,954
Deferred financing costs – net			(584)	(589)
Total secured borrowings – net (2)			54,052	54,365

Unsecured borrowings:
Revolving line of credit	2018	2.25%	123,000	190,000

Tranche A-1 term loan	2019	2.48%	200,000	200,000
Tranche A-2 term loan	2017	2.44%	200,000	200,000
Tranche A-3 term loan	2021	2.48%	350,000	350,000
Omega OP term loan (2)	2017	2.44%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Deferred financing costs – net			(5,125)	(5,657)
Total term loans – net			1,094,875	1,094,343

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
Other	2018	-	3,000	3,000
Subordinated debt	2021	9.00%	20,000	20,000
Discount - net			(16,669)	(17,151)
Deferred financing costs – net			(27,393)	(27,703)
Total unsecured borrowings – net			3,028,938	3,028,146

Total secured and unsecured borrowings – net			$4,300,865	$4,366,854

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at March 31, 2017 excluding a third-party administration fee of approximately 0.5% annually. Secured by real estate assets with a net carrying value of $64.8 million as of March 31, 2017.
(2)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2017 and December 31, 2016, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. OHI Holdco and Omega OP, the guarantors of Parent’s outstanding senior notes as of May 25, 2017, do not directly own any substantive assets other than OHI Holdco’s interest in Omega OP and Omega OP’s interest in non-guarantor subsidiaries.

See Note 17 – Subsequent Events for additional details regarding new borrowings, the redemption of the $400 million 5.875% Senior Notes due 2024 and the prepayment of the $200 million senior unsecured incremental term loan facility (the “Tranche A-2 Term Loan Facility”) due 2017.

NOTE 14 – FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, restricted cash and accounts receivable reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (i.e., less than 90 days) (Level 1).

At March 31, 2017 and December 31, 2016, the carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$604,777	$601,522	$601,938	$598,665
Mortgage notes receivable – net	644,696	652,487	639,343	644,961
Other investments – net	255,899	248,959	256,846	253,385
Total	$1,505,372	$1,502,968	$1,498,127	$1,497,011
Liabilities:
Revolving line of credit	$123,000	$123,000	$190,000	$190,000
Tranche A-1 term loan	199,124	200,000	198,830	200,000
Tranche A-2 term loan	200,000	200,000	200,000	200,000
Tranche A-3 term loan	347,605	350,000	347,449	350,000
Omega OP term loan (1)	100,000	100,000	100,000	100,000
2015 term loan	248,145	250,000	248,064	250,000
4.375% notes due 2023 – net	692,598	710,967	692,305	693,505
5.875% notes due 2024 – net	395,236	434,814	395,065	432,938
4.95% notes due 2024 – net	392,922	413,512	392,669	406,361
4.50% notes due 2025 – net	245,953	250,500	245,949	249,075
5.25% notes due 2026 – net	593,792	627,443	593,616	611,461
4.50% notes due 2027 – net	685,418	696,683	685,052	681,978
4.75% notes due 2028 – net	(440)	—	—	—
HUD debt – net (1)	54,052	52,771	54,365	52,510
Subordinated debt – net	20,460	23,909	20,490	23,944
Other	3,000	3,000	3,000	3,000
Total	$4,300,865	$4,436,599	$4,366,854	$4,444,772

(1)	The amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

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

NOTE 16 – EARNINGS PER SHARE/UNIT

The computation of basic earnings per share/unit (“EPS” or “EPU”) is computed by dividing net income available to common stockholders/Omega OP Units holders by the weighted-average number of shares of common stock/units outstanding during the relevant period. Diluted EPS/EPU is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares/Omega OP Units plus the effect of dilutive common equivalent shares/Omega OP Units during the respective period. Dilutive common shares reflect the assumed issuance of additional common shares/Omega OP Units pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock units and the assumed issuance of additional shares related to Omega OP Units held by outside investors. Dilutive Omega OP Units reflect the assumed issuance of additional Omega OP Units pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock. No per share information was provided for OHI Holdco because the sole stockholder is Omega. OHI Holdco is a wholly owned subsidiary of Omega and has 1,000 shares of $0.01 par value per share common stock outstanding.

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega		Omega OP
	Three Months Ended March 31,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$109,112	$58,196	$109,112	$58,196
Less: net income attributable to noncontrolling interests	(4,672)	(2,641)	—	—
Net income available to common stockholders/Omega OP Unit holders	$104,440	$55,555	$109,112	$58,196

Denominator:
Denominator for basic earnings per share/unit	197,013	188,228	205,827	197,175
Effect of dilutive securities:
Common stock equivalents/units	347	1,175	347	1,175
Noncontrolling interest – Omega OP Units	8,814	8,947	—	—
Denominator for diluted earnings per share/unit	206,174	198,350	206,174	198,350

Earnings per share - basic:
Net income available to common stockholders/Omega OP Unit holders	$0.53	$0.30	$0.53	$0.30
Earnings per share/unit – diluted:
Net income	$0.53	$0.29	$0.53	$0.29

NOTE 17 – SUBSEQUENT EVENTS

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

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2016, as amended and in Part II, Item 1A of this report, as amended (if any);
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	changes in the financial position of our operators;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xv)	the potential impact of changes in the skilled nursing facility (“SNF”) and assisted living facility (“ALF”) market or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and
(xvi)	our ability to maintain our status as a real estate investment trust.

Overview

Omega Healthcare Investors, Inc. (“Omega”) was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. All of Omega's assets are owned directly or indirectly, and all of Omega's operations are conducted directly or indirectly, through its subsidiaries, OHI Healthcare Properties Holdco, Inc. (“OHI Holdco”), a direct wholly owned subsidiary of Omega, and OHI Healthcare Properties Limited Partnership (“Omega OP”). OHI Holdco was formed as a corporation and incorporated in the State of Delaware on October 22, 2014. Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. No substantive assets or activity occurred in either of these entities until the merger with Aviv REIT, Inc. on April 1, 2015. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega, OHI Holdco and Omega OP, collectively.

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

In April 2015, Aviv REIT Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among Omega, Aviv, OHI Holdco, Omega OP and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, Omega and OHI Holdco are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of March 31, 2017, Omega and OHI Holdco together owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

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

Our consolidated financial statements include the accounts of (i) Omega, (ii) OHI Holdco, (iii) Omega OP, and (iv) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five wholly owned subsidiary REITs and added a sixth wholly owned subsidiary REIT as of January 1, 2016, all of which are subject to all of the REIT qualification rules set forth in the Code. We merged five of the wholly owned subsidiary REITs into a single wholly owned subsidiary REIT in December 2015, and then merged the sixth wholly owned subsidiary REIT into our other wholly owned subsidiary REIT in December 2016, which wholly owned subsidiary REIT remains subject to all of the REIT qualification rules set forth in the Code.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2016, as amended. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, as amended, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There have been no changes to our critical accounting policies or estimates since December 31, 2016. See Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2017, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

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

In connection with the preparation of this Form 10-Q/A, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega, OHI Holdco, and Omega OP (for purposes of this Item 4 the “Companies”) as of March 31, 2017. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of each of the Companies concluded that the disclosure controls and procedures of the Companies were not effective at the reasonable assurance level as of March 31, 2017 due to the failure to prepare and file separate guarantor financial statements in Omega’s quarterly report on Form 10-Q filed with the SEC on May 5, 2017 as contemplated by Regulation S-X.

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

The inclusion of OHI Holdco’s and Omega OP’s financial statements in this Form 10-Q/A has no impact or effect on Omega's consolidated financial condition and results of operations.

Internal Control Over Financial Reporting

There were no changes in the Companies’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 identified in connection with the evaluation of their disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 15 – Litigation to the Consolidated Financial Statements in Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of Amendment No.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the Securities and Exchange Commission (“SEC”) on August 9, 2017.

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

Item 6–Exhibits

Exhibit No.
4.1	Nineteenth Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.2	Twelfth Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.3	Eleventh Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.4	Eighth Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.5	Sixth Supplemental Indenture, dated as of March 17, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.6	Third Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto.#
4.7	Indenture, dated as of April 4, 2017, by and among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2017).
10.1	Form of 2017 Employment Agreement Amendments (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2017) for the Company’s executive officers.+
12.1	Ratio of Earnings to Fixed Charges.#
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Holdco, Inc.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Holdco, Inc.*
31.5	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Holdco, Inc. , in its capacity as primary general partner of OHI Healthcare Properties Limited Partnership.*

31.6	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Holdco, Inc. , in its capacity as primary general partner of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Holdco, Inc.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Holdco, Inc.*
32.5	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Holdco, Inc., as Chief Financial Officer of the primary general partner of OHI Healthcare Properties Limited Partnership.*
32.6	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Holdco, Inc., as Chief Financial Officer of the primary general partner of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

# Previously filed or furnished, as applicable, as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date:	August 9, 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 9, 2017	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

Co-Registrant

Date:	August 9, 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 9, 2017	By:	/S/ ROBERT O. STEPENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Co-Registrant

By: OHI Healthcare Properties Holdco, Inc., its Primary General Partner

Date:	August 9, 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 9, 2017	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

