Form 10-Q
period 2017-06-30
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership; OHI Healthcare Properties Holdco, Inc.
filed 2017-08-09
CIK 888491, 1639315, 1639311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc. (“OHI Holdco”) and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, (iii) references to “OHI Holdco” means OHI Healthcare Properties Holdco, Inc. and its consolidated subsidiaries and (iv) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Omega is structured as an umbrella partnership REIT (“UPREIT”) under which, all of Omega's assets are owned directly or indirectly, and all of Omega's operations are conducted directly or indirectly, by its subsidiaries, OHI Holdco and Omega OP.

Parent owned either directly or indirectly approximately 96% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at June 30, 2017. Parent owned approximately 74% of Omega OP Units directly and an additional approximately 22% through its 100% ownership in OHI Holdco. Omega OP Units, other than those owned by Parent and OHI Holdco, are exchangeable on a one-for-one basis for Parent’s common shares. The management of Parent consists of the same members as the management of OHI Holdco and Omega OP.

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

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate properties
Real estate investments (see Note 2)	$7,730,199	$7,566,358
Less accumulated depreciation	(1,366,376)	(1,240,336)
Real estate investments – net	6,363,823	6,326,022
Investments in direct financing leases – net	582,307	601,938
Mortgage notes receivable – net	662,709	639,343
	7,608,839	7,567,303
Other investments – net	278,985	256,846
Investment in unconsolidated joint venture	38,968	48,776
Assets held for sale – net	18,889	52,868
Total investments	7,945,681	7,925,793

Cash and cash equivalents	21,031	93,687
Restricted cash	12,203	13,589
Accounts receivable – net	288,686	240,035
Goodwill	644,184	643,474
Other assets	34,869	32,682
Total assets	$8,946,654	$8,949,260

LIABILITIES AND EQUITY
Revolving line of credit	$155,000	$190,000
Term loans – net	899,292	1,094,343
Secured borrowings – net	53,737	54,365
Unsecured borrowings – net	3,321,858	3,028,146
Accrued expenses and other liabilities	323,543	360,514
Deferred income taxes	17,714	9,906
Total liabilities	4,771,144	4,737,274

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 197,224 shares as of June 30, 2017 and 196,142 as of December 31, 2016	19,722	19,614
Common stock – additional paid-in capital	4,896,076	4,861,408
Cumulative net earnings	1,908,634	1,738,937
Cumulative dividends paid	(2,954,230)	(2,707,387)
Accumulated other comprehensive loss	(41,903)	(53,827)
Total stockholders’ equity	3,828,299	3,858,745
Noncontrolling interest	347,211	353,241
Total equity	4,175,510	4,211,986
Total liabilities and equity	$8,946,654	$8,949,260

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Rental income	$193,997	$186,454	$386,534	$363,157
Income from direct financing leases	15,462	15,521	31,108	30,963
Mortgage interest income	16,297	21,371	32,253	37,977
Other investment income – net	7,278	4,982	14,192	8,413
Miscellaneous income	2,763	496	3,454	1,193
Total operating revenues	235,797	228,824	467,541	441,703

Expenses
Depreciation and amortization	70,350	65,505	140,343	127,938
General and administrative	11,541	11,832	24,065	22,287
Acquisition costs	19	3,504	(22)	7,275
Impairment loss on real estate properties	10,135	6,893	17,773	41,451
Provision for uncollectible accounts	2,673	(1,154)	5,077	3,970
Total operating expenses	94,718	86,580	187,236	202,921

Income before other income and expense	141,079	142,244	280,305	238,782
Other income (expense)
Interest income	254	4	258	12
Interest expense	(48,085)	(39,651)	(93,126)	(76,873)
Interest – amortization of deferred financing costs	(2,543)	(2,210)	(5,045)	(4,342)
Interest – refinancing costs	(21,965)	-	(21,965)	(298)
Contractual settlement	-	-	10,412	-
Realized gain (loss) on foreign exchange	79	-	140	(22)
Total other expense	(72,260)	(41,857)	(109,326)	(81,523)

Income before (loss) gain on assets sold	68,819	100,387	170,979	157,259
(Loss) gain on assets sold – net	(622)	13,221	6,798	14,792
Income from continuing operations	68,197	113,608	177,777	172,051
Income taxes	(591)	(454)	(1,691)	(701)
Income from unconsolidated joint venture	551	-	1,183	-
Net income	68,157	113,154	177,269	171,350
Net income attributable to noncontrolling interest	(2,900)	(5,102)	(7,572)	(7,743)
Net income available to common stockholders	$65,257	$108,052	$169,697	$163,607

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.33	$0.57	$0.86	$0.87
Diluted:
Net income	$0.33	$0.57	$0.86	$0.86

Dividends declared per common share	$0.63	$0.58	$1.25	$1.15

Weighted-average shares outstanding, basic	197,433	188,981	197,223	188,604
Weighted-average shares outstanding, diluted	206,672	199,157	206,423	198,754

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$68,157	$113,154	$177,269	$171,350
Other comprehensive income (loss)
Foreign currency translation	10,274	(21,836)	14,608	(26,566)
Derivative instruments	(3,407)	(4,198)	(2,153)	(13,074)
Total other comprehensive income (loss)	6,867	(26,034)	12,455	(39,640)
Comprehensive income	75,024	87,120	189,724	131,710
Comprehensive income attributable to noncontrolling interest	(3,192)	(3,928)	(8,103)	(5,953)
Comprehensive income attributable to common stockholders	$71,832	$83,192	$181,621	$125,757

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2016 (196,142 common shares & 8,862 Omega OP Units)	$19,614	$4,861,408	$1,738,937	$(2,707,387)	$(53,827)	$3,858,745	$353,241	$4,211,986
Grant of restricted stock to company directors (32 shares at $31.23 per share)	3	(3)	—	—	—	—	—	—
Stock-based compensation expense	—	7,478	—	—	—	7,478	—	7,478
Vesting/exercising of equity compensation plan, net of tax withholdings (114 shares)	11	(2,131)	—	—	—	(2,120)	—	(2,120)
Dividend reinvestment and stock purchase plan (614 shares at an average of $32.11 per share)	61	19,660	—	—	—	19,721	—	19,721
Grant of stock as payment of directors fees (5 shares at an average of $32.18 per share)	1	149	—	—	—	150	—	150
Deferred compensation directors	—	(29)	—	—	—	(29)	—	(29)
Equity Shelf Program (228 shares at $29.17 per share, net of issuance costs)	23	6,611	—	—	—	6,634	—	6,634
Common dividends declared ($1.25 per share)	—	—	—	(246,843)	—	(246,843)	—	(246,843)
Conversion of Omega OP Units to common stock (89 shares at $32.91 per share)	9	2,933	—	—	—	2,942	—	2,942
Redemption of Omega OP Units (90 units)	—	—	—	—	—	—	(2,990)	(2,990)
Omega OP Units distributions	—	—	—	—	—	—	(11,143)	(11,143)
Foreign currency translation	—	—	—	—	13,986	13,986	622	14,608
Derivative instruments	—	—	—	—	(2,062)	(2,062)	(91)	(2,153)
Net income	—	—	169,697	—	—	169,697	7,572	177,269
Balance at June 30, 2017 (197,224 shares & 8,772 Omega OP Units)	$19,722	$4,896,076	$1,908,634	$(2,954,230)	$(41,903)	$3,828,299	$347,211	$4,175,510

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$177,269	$171,350
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,343	127,938
Impairment loss on real estate properties	17,773	41,451
Provision for uncollectible accounts	5,077	3,970
Refinancing costs and amortization of deferred financing costs	15,240	4,640
Accretion of direct financing leases	(6,164)	(5,915)
Stock-based compensation expense	7,478	6,443
Gain on assets sold – net	(6,798)	(14,792)
Amortization of acquired in-place leases - net	(6,202)	(7,910)
Effective yield receivable on mortgage notes	(1,191)	(619)
Change in operating assets and liabilities – net:
Contractual receivables	(33,293)	856
Straight-line rent receivables	(23,174)	(17,756)
Lease inducements	895	1,294
Other operating assets and liabilities	(21,667)	(24,055)
Net cash provided by operating activities	265,586	286,895
Cash flows from investing activities
Acquisition of real estate	(130,977)	(622,848)
Cash acquired	2,341	—
Investments in construction in progress	(46,108)	(26,960)
Investments in direct financing leases	(4,767)	(30)
Proceeds from direct financing leases	27,253	—
Placement of mortgage loans	(24,978)	(12,528)
Distributions from unconsolidated joint venture	9,741	—
Proceeds from sale of real estate investments	64,061	43,772
Capital improvements to real estate investments	(16,861)	(21,812)
Proceeds from other investments	35,997	25,923
Investments in other investments	(52,228)	(136,536)
Collection of mortgage principal	673	42,051
Net cash used in investing activities	(135,853)	(708,968)
Cash flows from financing activities
Proceeds from credit facility borrowings	817,000	879,000
Payments on credit facility borrowings	(852,000)	(639,000)
Receipts of other long-term borrowings	1,346,749	350,000
Payments of other long-term borrowings	(1,252,139)	(620)
Payments of financing related costs	(28,483)	(3,581)
Receipts from dividend reinvestment plan	19,721	93,333
Payments for exercised options and restricted stock	(2,120)	(2,380)
Net proceeds from issuance of common stock	6,634	487
Dividends paid	(246,722)	(217,068)
Redemption of Omega OP Units	(48)	(10)
Distributions to Omega OP Unit Holders	(11,143)	(10,351)
Net cash (used in) provided by financing activities	(202,551)	449,810

Effect of foreign currency translation on cash and cash equivalents	162	(202)
(Decrease) increase in cash and cash equivalents	(72,656)	27,535
Cash and cash equivalents at beginning of period	93,687	5,424
Cash and cash equivalents at end of period	$21,031	$32,959

Supplemental disclosures of cash flow information:

	Six Months Ended June 30,
	2017	2016
Interest paid during the period, net of amounts capitalized	$97,610	$74,010
Taxes paid during the period	$2,032	$748

Non cash investing activities
Non cash acquisition of real estate (See Note 2)	$(9,430)	$—
Non cash acquisition of business	—	(25,000)
Non cash surrender of mortgage	—	25,000
Non cash investment in other investments	(6,353)	—
Total	$(15,783)	$—

Non cash financing activities
Change in fair value of cash flow hedges	$(108)	$13,074
Remeasurement of debt denominated in a foreign currency	2,190	—
Total	$2,082	$13,074

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate properties
Real estate investments (see Note 2)	$7,730,199	$7,566,358
Less accumulated depreciation	(1,366,376)	(1,240,336)
Real estate investments – net	6,363,823	6,326,022
Investments in direct financing leases – net	582,307	601,938
Mortgage notes receivable – net	662,709	639,343
	7,608,839	7,567,303
Other investments – net	278,985	256,846
Investment in unconsolidated joint venture	38,968	48,776
Assets held for sale – net	18,889	52,868
Total investments	7,945,681	7,925,793

Cash and cash equivalents	21,031	93,687
Restricted cash	12,203	13,589
Accounts receivable – net	288,686	240,035
Goodwill	644,184	643,474
Other assets	34,869	32,682
Total assets	$8,946,654	$8,949,260

LIABILITIES AND EQUITY
Term loans – net	$99,372	$100,000
Secured borrowings – net	53,737	54,365
Accrued expenses and other liabilities	267,346	302,959
Deferred income taxes	17,714	9,906
Intercompany loans payable	4,332,975	4,270,044
Total liabilities	4,771,144	4,737,274

Equity:
Common stock – additional paid-in capital	923,218	923,218
Cumulative net earnings	163,808	126,187
Cumulative dividends paid	(229,930)	(175,289)
Accumulated other comprehensive loss	(9,797)	(12,439)
Total stockholders’ equity	847,299	861,677
Noncontrolling interest	3,328,211	3,350,309
Total equity	4,175,510	4,211,986
Total liabilities and equity	$8,946,654	$8,949,260

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Rental income	$193,997	$186,454	$386,534	$363,157
Income from direct financing leases	15,462	15,521	31,108	30,963
Mortgage interest income	16,297	21,371	32,253	37,977
Other investment income – net	7,278	4,982	14,192	8,413
Miscellaneous income	2,763	496	3,454	1,193
Total operating revenues	235,797	228,824	467,541	441,703

Expenses
Depreciation and amortization	70,350	65,505	140,343	127,938
General and administrative	11,541	11,832	24,065	22,287
Acquisition costs	19	3,504	(22)	7,275
Impairment loss on real estate properties	10,135	6,893	17,773	41,451
Provision for uncollectible accounts	2,673	(1,154)	5,077	3,970
Total operating expenses	94,718	86,580	187,236	202,921

Income before other income and expense	141,079	142,244	280,305	238,782
Other income (expense)
Interest income	254	4	258	12
Interest expense	(48,085)	(39,651)	(93,126)	(76,873)
Interest – amortization of deferred financing costs	(2,543)	(2,210)	(5,045)	(4,342)
Interest – refinancing costs	(21,965)	-	(21,965)	(298)
Contractual settlement	-	-	10,412	-
Realized gain (loss) on foreign exchange	79	-	140	(22)
Total other expense	(72,260)	(41,857)	(109,326)	(81,523)

Income before (loss) gain on assets sold	68,819	100,387	170,979	157,259
(Loss) gain on assets sold – net	(622)	13,221	6,798	14,792
Income from continuing operations	68,197	113,608	177,777	172,051
Income taxes	(591)	(454)	(1,691)	(701)
Income from unconsolidated joint venture	551	-	1,183	-
Net income	68,157	113,154	177,269	171,350
Net income attributable to noncontrolling interest	(53,709)	(88,160)	(139,648)	(133,455)
Net income available to common stockholders	$14,448	$24,994	$37,621	$37,895

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$68,157	$113,154	$177,269	$171,350
Other comprehensive income (loss)
Foreign currency translation	10,274	(21,836)	14,608	(26,566)
Derivative instruments	(3,407)	(4,198)	(2,153)	(13,074)
Total other comprehensive income (loss)	6,867	(26,034)	12,455	(39,640)
Comprehensive income	75,024	87,120	189,724	131,710
Comprehensive income attributable to noncontrolling interest	(59,120)	(67,877)	(149,460)	(102,581)
Comprehensive income attributable to common stockholders	$15,904	$19,243	$40,264	$29,129

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands)

	Common stock – additional paid-in capital	Cumulative Net Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2016(1 shares)	$923,218	$126,187	$(175,289)	$(12,439)	$861,677	$3,350,309	$4,211,986
Contributions	—	—	—	—	—	34,776	34,776
Distributions	—	—	(54,641)	—	(54,641)	(206,335)	(260,976)
Foreign currency translation	—	—	—	3,098	3,098	11,510	14,608
Derivative instruments	—	—	—	(456)	(456)	(1,697)	(2,153)
Net income	—	37,621	—	—	37,621	139,648	177,269
Balance at June 30, 2017 (1 shares)	$923,218	$163,808	$(229,930)	$(9,797)	$847,299	$3,328,211	$4,175,510

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES HOLDCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$177,269	$171,350
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,343	127,938
Impairment loss on real estate properties	17,773	41,451
Provision for uncollectible accounts	5,077	3,970
Refinancing costs and amortization of deferred financing costs	15,240	4,640
Accretion of direct financing leases	(6,164)	(5,915)
Stock-based compensation expense	7,478	6,443
Gain on assets sold – net	(6,798)	(14,792)
Amortization of acquired in-place leases - net	(6,202)	(7,910)
Effective yield receivable on mortgage notes	(1,191)	(619)
Change in operating assets and liabilities – net:
Contractual receivables	(33,293)	856
Straight-line rent receivables	(23,174)	(17,756)
Lease inducements	895	1,294
Other operating assets and liabilities	(21,667)	(24,055)
Net cash provided by operating activities	265,586	286,895
Cash flows from investing activities
Acquisition of real estate	(130,977)	(622,848)
Cash acquired	2,341	—
Investments in construction in progress	(46,108)	(26,960)
Investments in direct financing leases	(4,767)	(30)
Proceeds from direct financing leases	27,253	—
Placement of mortgage loans	(24,978)	(12,528)
Distributions from unconsolidated joint venture	9,741	—
Proceeds from sale of real estate investments	64,061	43,772
Capital improvements to real estate investments	(16,861)	(21,812)
Proceeds from other investments	35,997	25,923
Investments in other investments	(52,228)	(136,536)
Collection of mortgage principal	673	42,051
Net cash used in investing activities	(135,853)	(708,968)
Cash flows from financing activities
Proceeds from intercompany loans payable from Omega	2,163,749	1,229,000
Repayment of intercompany loans payable to Omega	(2,104,139)	(639,620)
Payment of financing related costs incurred by Omega	(28,483)	(3,581)
Dividends paid	(54,641)	(25,354)
Contributions from noncontrolling interests	24,235	91,440
Distributions to Omega	(203,272)	(202,075)
Net cash (used in) provided by financing activities	(202,551)	449,810

Effect of foreign currency translation on cash and cash equivalents	162	(202)
(Decrease) increase in cash and cash equivalents	(72,656)	27,535
Cash and cash equivalents at beginning of period	93,687	5,424
Cash and cash equivalents at end of period	$21,031	$32,959

Supplemental disclosures of cash flow information:

	Six Months Ended June 30,
	2017	2016
Interest paid during the period, net of amounts capitalized	$97,610	$74,010
Taxes paid during the period	$2,032	$748

Non cash investing activities
Non cash acquisition of real estate (See Note 2)	$(9,430)	$—
Non cash acquisition of business	—	(25,000)
Non cash surrender of mortgage	—	25,000
Non cash investment in other investments	(6,353)	—
Total	$(15,783)	$—

Non cash financing activities
Change in fair value of cash flow hedges	$(108)	$13,074
Remeasurement of debt denominated in a foreign currency	2,190	—
	$2,082	$13,074

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate properties
Real estate investments (see Note 2)	$7,730,199	$7,566,358
Less accumulated depreciation	(1,366,376)	(1,240,336)
Real estate investments – net	6,363,823	6,326,022
Investments in direct financing leases – net	582,307	601,938
Mortgage notes receivable – net	662,709	639,343
	7,608,839	7,567,303
Other investments – net	278,985	256,846
Investment in unconsolidated joint venture	38,968	48,776
Assets held for sale – net	18,889	52,868
Total investments	7,945,681	7,925,793

Cash and cash equivalents	21,031	93,687
Restricted cash	12,203	13,589
Accounts receivable – net	288,686	240,035
Goodwill	644,184	643,474
Other assets	34,869	32,682
Total assets	$8,946,654	$8,949,260

LIABILITIES AND OWNERS’ EQUITY
Term loans – net	$99,372	$100,000
Secured borrowings – net	53,737	54,365
Accrued expenses and other liabilities	267,346	302,959
Deferred income taxes	17,714	9,906
Intercompany loans payable	4,332,975	4,270,044
Total liabilities	4,771,144	4,737,274

Owners’ Equity:
General partners’ equity	3,828,299	3,858,745
Limited partners’ equity	347,211	353,241
Total owners’ equity	4,175,510	4,211,986
Total liabilities and owners’ equity	$8,946,654	$8,949,260

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Rental income	$193,997	$186,454	$386,534	$363,157
Income from direct financing leases	15,462	15,521	31,108	30,963
Mortgage interest income	16,297	21,371	32,253	37,977
Other investment income – net	7,278	4,982	14,192	8,413
Miscellaneous income	2,763	496	3,454	1,193
Total operating revenues	235,797	228,824	467,541	441,703

Expenses
Depreciation and amortization	70,350	65,505	140,343	127,938
General and administrative	11,541	11,832	24,065	22,287
Acquisition costs	19	3,504	(22)	7,275
Impairment loss on real estate properties	10,135	6,893	17,773	41,451
Provision for uncollectible accounts	2,673	(1,154)	5,077	3,970
Total operating expenses	94,718	86,580	187,236	202,921

Income before other income and expense	141,079	142,244	280,305	238,782
Other income (expense)
Interest income	254	4	258	12
Interest expense	(48,085)	(39,651)	(93,126)	(76,873)
Interest – amortization of deferred financing costs	(2,543)	(2,210)	(5,045)	(4,342)
Interest – refinancing costs	(21,965)	-	(21,965)	(298)
Contractual settlement	-	-	10,412	-
Realized gain (loss) on foreign exchange	79	-	140	(22)
Total other expense	(72,260)	(41,857)	(109,326)	(81,523)

Income before (loss) gain on assets sold	68,819	100,387	170,979	157,259
(Loss) gain on assets sold – net	(622)	13,221	6,798	14,792
Income from continuing operations	68,197	113,608	177,777	172,051
Income taxes	(591)	(454)	(1,691)	(701)
Income from unconsolidated joint venture	551	-	1,183	-
Net income	$68,157	$113,154	$177,269	$171,350

Earnings per unit:
Basic:
Net income	$0.33	$0.57	$0.86	$0.87
Diluted:
Net income	$0.33	$0.57	$0.86	$0.86

Dividends declared per Omega OP Unit	$0.63	$0.58	$1.25	$1.15

Weighted-average Omega OP Units outstanding, basic	206,205	197,903	206,016	197,539
Weighted-average Omega OP Units outstanding, diluted	206,672	199,157	206,423	198,754

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$68,157	$113,154	$177,269	$171,350
Other comprehensive income (loss)
Foreign currency translation	10,274	(21,836)	14,608	(26,566)
Derivative instruments	(3,407)	(4,198)	(2,153)	(13,074)
Total other comprehensive income (loss)	6,867	(26,034)	12,455	(39,640)
Comprehensive income	$75,024	$87,120	$189,724	$131,710

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

Unaudited

(in thousands)

	General Partners’ Omega OP Units	Limited Partners’ Omega OP Units	Total Omega OP Units	General Partners’ Equity	Limited Partners’ Equity	Total Owners’ Equity
Balance at December 31, 2016	196,142	8,862	205,004	$3,858,745	$353,241	$4,211,986
Contributions from partners	1,082	—	1,082	34,776	—	34,776
Distributions to partners	—	—	—	(246,843)	(11,143)	(257,986)
Omega OP Unit redemptions	—	(90)	(90)	—	(2,990)	(2,990)
Foreign currency translation	—	—	—	13,986	622	14,608
Derivative instruments	—	—	—	(2,062)	(91)	(2,153)
Net income	—	—	—	169,697	7,572	177,269
Balance at June 30, 2017	197,224	8,772	205,996	$3,828,299	$347,211	$4,175,510

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$177,269	$171,350
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,343	127,938
Impairment loss on real estate properties	17,773	41,451
Provision for uncollectible accounts	5,077	3,970
Refinancing costs and amortization of deferred financing costs	15,240	4,640
Accretion of direct financing leases	(6,164)	(5,915)
Stock-based compensation expense	7,478	6,443
Gain on assets sold – net	(6,798)	(14,792)
Amortization of acquired in-place leases - net	(6,202)	(7,910)
Effective yield receivable on mortgage notes	(1,191)	(619)
Change in operating assets and liabilities – net:
Contractual receivables	(33,293)	856
Straight-line rent receivables	(23,174)	(17,756)
Lease inducements	895	1,294
Other operating assets and liabilities	(21,667)	(24,055)
Net cash provided by operating activities	265,586	286,895
Cash flows from investing activities
Acquisition of real estate	(130,977)	(622,848)
Cash acquired	2,341	—
Investments in construction in progress	(46,108)	(26,960)
Investments in direct financing leases	(4,767)	(30)
Proceeds from direct financing leases	27,253	—
Placement of mortgage loans	(24,978)	(12,528)
Distributions from unconsolidated joint venture	9,741	—
Proceeds from sale of real estate investments	64,061	43,772
Capital improvements to real estate investments	(16,861)	(21,812)
Proceeds from other investments	35,997	25,923
Investments in other investments	(52,228)	(136,536)
Collection of mortgage principal	673	42,051
Net cash used in investing activities	(135,853)	(708,968)
Cash flows from financing activities
Proceeds from intercompany loans payable from Omega	2,163,749	1,229,000
Repayment of intercompany loans payable to Omega	(2,104,139)	(639,620)
Payment of financing related costs incurred by Omega	(28,483)	(3,581)
Equity contributions from general partners	24,235	91,440
Distributions to general partners	(246,722)	(217,068)
Distributions to limited partners	(11,143)	(10,351)
Redemption of Omega OP Units	(48)	(10)
Net cash (used in) provided by financing activities	(202,551)	449,810

Effect of foreign currency translation on cash and cash equivalents	162	(202)
(Decrease) increase in cash and cash equivalents	(72,656)	27,535
Cash and cash equivalents at beginning of period	93,687	5,424
Cash and cash equivalents at end of period	$21,031	$32,959

Supplemental disclosures of cash flow information:

	Six Months Ended June 30,
	2017	2016
Interest paid during the period, net of amounts capitalized	$97,610	$74,010
Taxes paid during the period	$2,032	$748

Non-cash investing activities
Non cash acquisition of real estate (See Note 2)	$(9,430)	$—
Non cash acquisition of business	—	(25,000)
Non cash surrender of mortgage	—	25,000
Non cash investment in other investments	(6,353)	—
Total	$(15,783)	$—

Non-cash financing activities
Change in fair value of cash flow hedges	$(108)	$13,074
Remeasurement of debt denominated in a foreign currency	2,190	—
	$2,082	$13,074

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC., OHI HEALTHCARE PROPERTIES HOLDCO, INC., AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2017

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, Omega and OHI Holdco are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of June 30, 2017, Omega and OHI Holdco together owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

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

Asset Impairment

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment of the Company’s assets in a future period that could be material to the Company’s results of operations.

For the three and six months ended June 30, 2017 and 2016, we recognized impairment losses of $10.1 million, $17.8 million, $6.9 million and $41.5 million, respectively. For additional information see Note 2 – Properties and Investments.

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

Noncontrolling Interests

Noncontrolling interests is the portion of equity not attributable to the respective reporting entity. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, or owners’ equity on our Consolidated Balance Sheets. We include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.

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

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound. For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive loss (“AOCL”), as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interests.

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

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which are determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, whereas the change in fair value of the ineffective portion is recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At June 30, 2017 and December 31, 2016, we had $1.4 million and $1.5 million, respectively, of qualifying cash flow hedges recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Net investment hedge

We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the hedging instrument due to remeasurement of the effective portion is reported in AOCL in our Consolidated Balance Sheets and the remaining change in the carrying value of the ineffective portion, if any, is recognized in earnings. We evaluate the effectiveness of our net investment hedge on a quarterly basis. We did not record any ineffectiveness for fiscal 2017.

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

At June 30, 2017, two of our top 10 operators were approximately 90 days past due on rent payments to the Company. On a quarterly basis, we review our accounts receivable to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement.  If we determine collectability of any of our contractual receivables is at risk, we estimate the potential uncollectible amounts and provide an allowance. In the case of a lease recognized on a straight-line basis, a mortgage recognized on an effective yield basis or the existence of lease inducements, we generally provide an allowance for straight-line, effective interest, and/or lease inducement accounts receivable when certain conditions or indicators of adverse collectability are present. If the accounts receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off.

A summary of our net receivables by type is as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)

Contractual receivables	$40,484	$13,376
Effective yield interest receivables	10,940	9,749
Straight-line rent receivables	231,233	208,874
Lease inducements	7,498	8,393
Allowance	(1,469)	(357)
Accounts receivable – net	$288,686	$240,035

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

Accounting Pronouncement Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. We adopted this accounting standard on January 1, 2017, at which time the Company began prospectively accounting for excess tax benefits or tax deficiencies as an adjustment to income tax expense in our Consolidated Statements of Income as opposed to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The Company will continue to account for forfeitures as they occur and present employee taxes paid as a financing activity on our Consolidated Statements of Cash Flows. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the pending adoption ASU 2016-02 and in connection with the pending adoption of ASU 2014-09, the Company may be required to record real estate tax revenues and an equal an offsetting real estate tax expense, as a result of our operators paying real estate taxes on our behalf. We are continuing to evaluate the other impacts of adopting ASU 2016-02 on our consolidated financial statements.

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

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

Our real estate properties, represented by 803 SNFs, 119 ALFs, 16 specialty facilities and one medical office building at June 30, 2017, are leased under provisions of single or master leases with initial terms typically ranging from five to 15 years, plus renewal options. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Buildings	$6,055,423	$5,954,771
Land	796,561	759,295
Furniture, fixtures and equipment	458,427	454,760
Site improvements	204,993	206,206
Construction in progress	214,795	191,326
Total real estate investments	7,730,199	7,566,358
Less accumulated depreciation	(1,366,376)	(1,240,336)
Real estate investments - net	$6,363,823	$6,326,022

The following table summarizes the significant acquisitions that occurred during the first six months of 2017:

	Number of Facilities		Country/	Total Investment		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield
Period	SNF	ALF	State	(in millions)					(2)(%)
Q1	-	1	VA	$7.6		$0.5	$6.8	$0.3	7.50
Q2	1	-	NC	8.6		0.7	7.3	0.6	9.50
Q2	-	18	UK	124.2	(1)	34.1	85.1	5.0	8.50
Total	1	19		$140.4		$35.3	$99.2	$5.9

(1)	Omega recorded a non-cash deferred tax liability and acquisitions costs of approximately $8.2 million and $1.2 million, respectively, in connection with this acquisition.
(2)	The cash yield is based on the purchase price.

During the second quarter of 2017, we acquired two parcels of land which are not reflected in the table above for approximately $5.5 million with the intent of building new facilities for an existing operator.

Asset Sales, Impairments and Other

During the first quarter of 2017, we sold 15 facilities for approximately $45.8 million in net proceeds recognizing a gain on sale of approximately $7.4 million. Eleven of the sold facilities were previously classified as held for sale. In addition, we recorded a provision for impairment of approximately $7.6 million on three facilities, one of which was reclassified to held for sale as of March 31, 2017.

During the second quarter of 2017, we sold three facilities for approximately $18.3 million in net cash proceeds recognizing a loss on sale of approximately $0.6 million. Two of the sold facilities were previously classified as assets held for sale. In addition, we recorded a provision for impairment of approximately $10.1 million on six facilities.

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

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Minimum lease payments receivable	$4,085,493	$4,287,069
Less unearned income	(3,499,877)	(3,685,131)
Less allowance for loss on direct financing lease	(3,309)	—
Investment in direct financing leases - net	$582,307	$601,938

Properties subject to direct financing leases	53	58

The following minimum rents are due under our direct financing leases for the remainder of 2017 and the subsequent five years (in thousands):

2017	2018	2019	2020	2021	2022
$24,407	$50,019	$51,246	$52,493	$53,681	$55,008

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

The remaining 50 facilities under these master leases as of June 30, 2017 are located in 10 states, predominantly in the southeastern U.S. The facilities are separated by region and divided amongst four cross-defaulted master leases. The four regions include the Southeast (38 facilities), the Northwest (2 facilities), Texas (9 facilities) and Indiana (1 facility).

Additionally, we own four facilities and lease them to New Ark under a master lease which expires in 2026. The four facility lease is being accounted for as an operating lease.

In March 2017, we executed sale agreements with two unrelated third parties to sell seven facilities leased to New Ark located in the Northwest with a carrying value of approximately $36.4 million for approximately $34.0 million. During the first quarter of 2017, we recorded an allowance for loss of approximately $2.4 million. In the second quarter of 2017, we sold five of the Northwest facilities and received net cash proceeds of approximately $27.3 million and recorded an additional allowance for loss of approximately $0.9 million. For the three and six months ended June 30, 2017, we recognized approximately $0.5 million and $1.3 million, respectively, of direct financing lease income on a cash basis related to the Northwest facilities lease. The sale of the remaining two Northwest facilities is expected to close in the third quarter of 2017.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of June 30, 2017, mortgage notes receivable relate to 29 fixed rate mortgages on 52 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states that are operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

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

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)

Mortgage note due 2024; interest at 9.98%	$112,500	$112,500
Mortgage note due 2029; interest at 9.45%	411,467	412,140
Other mortgage notes outstanding (1)	143,489	118,637
Mortgage notes receivable, gross	667,456	643,277
Allowance for loss on mortgage notes receivable	(4,747)	(3,934)
Total mortgages — net	$662,709	$639,343

(1)	Other mortgage notes outstanding have stated interest rates ranging from 8.35% to 14.0% and maturity dates through 2029.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)

Other investment note due 2019; interest at 10.96%	$49,583	$49,458
Other investment note due 2020; interest at 14.00%	47,899	47,913
Other investment note due 2022, interest at 9.00%	31,987	31,987
Other investment note due 2030; interest at 6.66%	50,000	44,595
Other investment notes outstanding (1)	104,314	87,691
Other investments, gross	283,783	261,644
Allowance for loss on other investments	(4,798)	(4,798)
Total other investments	$278,985	$256,846

(1)	Other investment notes have maturity dates through 2028 and interest rates ranging from 6.50% to 13.0%.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On November 1, 2016, we invested approximately $50.0 million for an approximate 15% ownership interest in a joint venture operating as Second Spring Healthcare Investments. The other approximate 85% interest is owned by affiliates of Lindsey Goldberg LLC. We account for the joint venture using the equity method. On November 1, 2016, the joint venture acquired 64 SNFs from Welltower Inc. for approximately $1.1 billion and leased them to a single operator.

We receive asset management fees from the joint venture for services provided. For the three and six months ended June 30, 2017, we recognized $0.5 million and $1.0 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Income. The accounting policies for the unconsolidated joint venture are the same as those of the Company.

NOTE 7 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2016	20	$52,868
Properties sold/other (1)	(12)	(30,023)
Properties added (2)	1	400
March 31, 2017	9	$23,245
Properties sold/other (1)	(2)	(4,356)
June 30, 2017(3)	7	$18,889

(1)	In the first quarter of 2017, we sold nine SNFs and two ALFs for approximately $29.4 million in net proceeds recognizing a gain on sale of approximately $3.6 million. One SNF classified as an asset held for sale at December 31, 2016 was no longer considered held for sale during the first quarter of 2017 and was reclassified back to leased properties at approximately $5.1 million which represents the facility’s then carrying value adjusted for depreciation that was not recognized while classified as held for sale. In the second quarter of 2017, we sold one ALF and one SNF for approximately $5.0 million in net proceeds, generating a gain on sale of approximately $0.6 million.
(2)	In the first quarter of 2017, we recorded a $3.5 million impairment to reduce one ALF’s net book value to its estimated fair value less costs to sell before it was reclassified to assets held for sale.
(3)	We plan to sell the facilities classified as held for sale at June 30, 2017 within the next twelve months.

NOTE 8 – INTANGIBLES

The following is a summary of our intangibles as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(in thousands)
Assets:
Goodwill	$644,184	$643,474

Above market leases	$22,426	$22,476
In-place leases	167	167
Accumulated amortization	(16,477)	(15,864)
Net intangible assets	$6,116	$6,779

Liabilities:
Below market leases	$164,735	$165,028
Accumulated amortization	(77,534)	(70,738)
Net intangible liabilities	$87,201	$94,290

Above market leases and in-place leases, net of accumulated amortization, are included in other assets on our Consolidated Balance Sheets. Below market leases, net of accumulated amortization, are included in accrued expenses and other liabilities on our Consolidated Balance Sheets. The net amortization related to the above and below market leases is included in our Consolidated Statements of Income as an adjustment to rental income.

For the three months ended June 30, 2017 and 2016, our net amortization related to intangibles was $3.1 million and $3.6 million, respectively. For the six months ended June 30, 2017 and 2016, our net amortization related to intangibles was $6.2 million and $7.9 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2017 and the subsequent four years is as follows: remainder of 2017 – $5.8 million; 2018 – $10.5 million; 2019 – $9.5 million; 2020 – $9.3 million and 2021 – $8.7 million. As of June 30, 2017 the weighted average remaining amortization period of above market leases (inclusive of in-place leases) and below market leases is approximately eight years and nine years, respectively.

The following is a reconciliation of our goodwill as of June 30, 2017:

(in thousands)
Balance as of December 31, 2016	$643,474
Add: foreign currency translation	710
Balance as of June 30, 2017	$644,184

NOTE 9 – CONCENTRATION OF RISK

As of June 30, 2017, our portfolio of real estate investments consisted of 999 healthcare facilities, located in 42 states and the U.K. and operated by 77 third party operators. Our investment in these facilities, net of impairments and reserve for uncollectible loans, totaled approximately $9.0 billion at June 30, 2017, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 803 SNFs, 119 ALFs, 16 specialty facilities, one medical office building, fixed rate mortgages on 47 SNFs and four ALFs, and nine facilities that are closed/held-for-sale. At June 30, 2017, we also held other investments of approximately $279.0 million, consisting primarily of secured loans to third-party operators of our facilities and a $39.0 million investment in an unconsolidated joint venture.

At June 30, 2017, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (10%). No operator generated more than 10% of our total revenues from operations for the three and six months ended June 30, 2017. At June 30, 2017, the three states in which we had our highest concentration of investments were Ohio (9%), Texas (9%) and Florida (9%).

NOTE 10 – STOCKHOLDERS’/OWNERS' EQUITY

On July 13, 2017, the Board of Directors declared a common stock dividend of $0.64 per share, increasing the quarterly common dividend rate by $0.01 per share over the prior quarter, to be paid on August 15, 2017 to common stockholders of record as of the close of business on August 1, 2017.

On April 13, 2017, the Board of Directors declared a common stock dividend of $0.63 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter. The common dividends were paid May 15, 2017 to common stockholders of record as of the close of business on May 1, 2017.

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

$500 Million Equity Shelf Program

For the three months ended June 30, 2017, no shares were issued under our $500 million Equity Shelf Program. For the six months ended June 30, 2017, we issued 0.2 million shares of common stock at an average price of $29.17 per share, net of issuance costs, generating net proceeds of $6.6 million under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended June 30, 2017, approximately 0.4 million shares of our common stock at an average price of $33.02 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $12.4 million. For the six months ended June 30, 2017, approximately 0.6 million shares of our common stock at an average price of $32.11 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $19.7 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	Omega
	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Foreign Currency Translation:
Beginning balance	$(50,614)	$(13,143)	$(54,948)	$(8,413)
Translation gain (loss)	10,195	(21,836)	14,468	(26,544)
Realized gain (loss)	79	-	140	(22)
Ending balance	(40,340)	(34,979)	(40,340)	(34,979)

Derivative Instruments:
Cash flow hedges:
Beginning balance	(166)	(9,594)	(1,420)	(718)
Unrealized loss	(1,840)	(4,198)	(1,350)	(13,074)
Realized gain	626	-	1,390	-
Ending balance	(1,380)	(13,792)	(1,380)	(13,792)
Net investment hedge:
Beginning balance	-	-	-	-
Unrealized loss	(2,193)	-	(2,193)	-
Ending balance	(2,193)	-	(2,193)	-

Total accumulated other comprehensive loss	(43,913)	(48,771)	(43,913)	(48,771)
Add: portion included in noncontrolling interest	2,010	2,308	2,010	2,308

Total accumulated other comprehensive loss	$(41,903)	$(46,463)	$(41,903)	$(46,463)

	OHI Holdco
	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Foreign Currency Translation:
Beginning balance	$(50,614)	$(13,143)	$(54,948)	$(8,413)
Translation gain (loss)	10,195	(21,836)	14,468	(26,544)
Realized gain (loss)	79	-	140	(22)
Ending balance	(40,340)	(34,979)	(40,340)	(34,979)

Derivative Instruments:
Cash flow hedges:
Beginning balance	(166)	(9,594)	(1,420)	(718)
Unrealized loss	(1,840)	(4,198)	(1,350)	(13,074)
Realized gain	626	-	1,390	-
Ending balance	(1,380)	(13,792)	(1,380)	(13,792)
Net investment hedge:
Beginning balance	-	-	-	-
Unrealized loss	(2,193)	-	(2,193)	-
Ending balance	(2,193)	-	(2,193)	-

Total accumulated other comprehensive loss	(43,913)	(48,771)	(43,913)	(48,771)
Add: portion included in noncontrolling interest	34,116	37,965	34,116	37,965

Total accumulated other comprehensive loss	$(9,797)	$(10,806)	$(9,797)	$(10,806)

	Omega OP
	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Foreign Currency Translation:
Beginning balance	$(50,614)	$(13,143)	$(54,948)	$(8,413)
Translation gain (loss)	10,195	(21,836)	14,468	(26,544)
Realized gain (loss)	79	-	140	(22)
Ending balance	(40,340)	(34,979)	(40,340)	(34,979)

Derivative Instruments:
Cash flow hedges:
Beginning balance	(166)	(9,594)	(1,420)	(718)
Unrealized loss	(1,840)	(4,198)	(1,350)	(13,074)
Realized gain	626	-	1,390	-
Ending balance	(1,380)	(13,792)	(1,380)	(13,792)
Net investment hedge:
Beginning balance	-	-	-	-
Unrealized loss	(2,193)	-	(2,193)	-
Ending balance	(2,193)	-	(2,193)	-

Total accumulated other comprehensive loss	$(43,913)	$(48,771)	$(43,913)	$(48,771)

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of June 30, 2017, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.8 million. The loss carry-forward is fully reserved as of June 30, 2017, with a valuation allowance due to uncertainties regarding realization.

During the second quarter of 2017, we recorded approximately $0.5 million of state and local income tax provision and approximately $0.1 million of tax provision for foreign income taxes. For the six months ended June 30, 2017, we recorded approximately $1.5 million of state and local income tax provision and approximately $0.2 million of tax provision for foreign income taxes. The expenses were included in provision for income taxes on our Consolidated Statements of Income.

NOTE 12 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Stock-based compensation expense	$3,734	$3,665	$7,478	$6,443

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

The following table summarizes our total unrecognized compensation cost as of June 30, 2017 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions) (1)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)	Performance Period	Vesting Dates
RSUs

3/31/15 RSU	2015	109,985	$40.57	$4.5	33	$0.8	N/A	12/31/2017
4/1/15 RSU	2015	40,464	40.74	1.6	33	0.3	N/A	12/31/2017
Assumed Aviv RSU	2015	7,799	35.08	0.3	33	0.1	N/A	11/1/2017
3/17/16 RSU	2016	130,006	34.78	4.6	33	2.4	N/A	12/31/2018
1/1/2017 RSU	2017	140,416	31.26	4.3	36	3.6	N/A	12/31/2019
Restricted Stock Units Total		428,670	$35.68	$15.3		$7.2

TSR PRSUs and LTIP Units

2016 TSR	2014	135,634	$8.67	$1.2	48	$0.2	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 LTIP Units	2015	137,249	14.66	2.0	45	0.8	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	54,151	14.80	0.8	45	0.3	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 LTIP Units	2016	372,069	13.21	4.9	45	3.2	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 LTIP Units	2017	399,726	12.61	5.0	48	4.4	1/1/2017-12/31/2019	Quarterly in 2020
TSR PRSUs & LTIP Total		1,098,829	$12.69	$13.9		$8.9

Relative TSR PRSUs

2016 Relative TSR	2014	135,634	$14.24	$1.9	48	$0.2	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 Relative TSR	2015	137,249	22.50	3.1	45	1.2	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	54,151	22.91	1.2	45	0.5	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 Relative TSR	2016	307,480	16.45	5.1	45	3.4	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 Relative TSR	2017	285,338	18.04	5.1	48	4.5	1/1/2017-12/31/2019	Quarterly in 2020
Relative TSR PRSUs Total		919,852	$17.78	$16.4		$9.8
Grand Total		2,447,351	$18.63	$45.6		$25.9

(1)	Total compensation costs are net of shares cancelled.

Director Restricted Stock Grants

As of June 30, 2017, we had 90,421 shares of restricted stock outstanding to directors. The outstanding restricted stock granted to directors prior to 2017 is scheduled to vest ratably over three years from the date of grant. Beginning with the 2017 grants, director restricted stock grants fully vest at the annual meeting following the grant date. As of June 30, 2017, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $2.2 million.

NOTE 13 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our borrowings:

		Annual Interest Rate as of June 30,	June 30,	December 31,
	Maturity	2017	2017	2016
			(in thousands)
Secured borrowings:
HUD mortgages assumed December 2011(1)	2044	3.06%	$54,316	$54,954
Deferred financing costs – net			(579)	(589)
Total secured borrowings – net(2)			53,737	54,365

Unsecured borrowings:
Revolving line of credit	2021	2.47%	155,000	190,000

Tranche A-1 term loan	-	-	—	200,000
Tranche A-2 term loan	-	-	—	200,000
Tranche A-3 term loan	-	-	—	350,000
U.S. term loan	2022	2.67%	425,000	—
Sterling term loan	2022	1.70%	130,250	—
Omega OP term loan(2)	2022	2.67%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Discounts and deferred financing costs – net(3)			(5,958)	(5,657)
Total term loans – net			899,292	1,094,343

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	5.875%	—	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	400,000	250,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
2028 notes	2028	4.75%	550,000	—
Other	2018	-	1,500	3,000
Subordinated debt	2021	9.00%	20,000	20,000
Discount - net			(22,345)	(17,151)
Deferred financing costs – net			(27,297)	(27,703)
Total unsecured borrowings – net			3,321,858	3,028,146

Total secured and unsecured borrowings – net			$4,429,887	$4,366,854

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at June 30, 2017 excluding a third-party administration fee of approximately 0.5% annually. Secured by real estate assets with a net carrying value of $63.9 million as of June 30, 2017.
(2)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.
(3)	This amount includes $0.6 million of net deferred financing costs related to the Omega OP term loan as of June 30, 2017.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2017 and December 31, 2016, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. OHI Holdco and Omega OP, the guarantors of Parent’s outstanding senior notes, do not directly own any substantive assets other than OHI Holdco’s interest in Omega OP and Omega OP’s interest in non-guarantor subsidiaries.

New and Amended Unsecured Credit Facility – 2017

2017 Omega Credit Facilities

On May 25, 2017, Omega entered into a credit agreement (the “2017 Omega Credit Agreement”) providing us with a new $1.8 billion senior unsecured revolving and term loan credit facility, consisting of a $1.25 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”), a $425 million senior unsecured U.S. Dollar term loan facility (the “U.S. Term Loan Facility”), and a £100 million senior unsecured British Pound Sterling term loan facility (the “Sterling Term Loan Facility” and, together with the Revolving Credit Facility and the U.S. Term Loan Facility, collectively, the “2017 Omega Credit Facilities”). The 2017 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments under the 2017 Omega Credit Facilities to $2.5 billion.

The 2017 Omega Credit Facilities replace the previous $1.25 billion senior unsecured 2014 revolving credit facility, the previous $200 million Tranche A-1 senior unsecured term loan facility, and the previous $350 million Tranche A-3 senior unsecured incremental term loan facility established under our 2014 credit agreement, which has been terminated (the “2014 Omega Credit Agreement”). We had previously repaid and terminated the $200 million Tranche A-2 senior unsecured term loan facility established under the 2014 Omega Credit Agreement, with proceeds from our $550 million and $150 million unsecured senior notes issued in April 2017.

The Revolving Credit Facility bears interest at LIBOR plus an applicable percentage (with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Revolving Credit Facility matures on May 25, 2021, subject to an option by us to extend such maturity date for two, six month periods. The 2017 Omega Credit Agreement provides for the Revolving Credit Facility to be drawn in Euros, British Pounds Sterling, Canadian Dollars (collectively, “Alternative Currencies”) or U.S. Dollars, with a $900 million tranche available in U.S. Dollars and a $350 million tranche available in U.S. Dollars or Alternative Currencies. For purposes of the 2017 Omega Credit Facilities, references to LIBOR include the Canadian dealer offered rates for amounts offered in Canadian Dollars and any other Alternative Currency rate approved in accordance with the terms of the 2017 Omega Credit Agreement for amounts offered in any other non-London interbank offered rate quoted currency, as applicable.

The U.S. Term Loan Facility and the Sterling Term Loan Facility bear interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The U.S. Term Loan Facility and the Sterling Term Loan Facility each mature on May 25, 2022.

For the three month period ending June 30, 2017, we recorded a one-time, non-cash charge of approximately $5.5 million relating to the write-off of deferred financing costs associated with the termination of the 2014 Omega Credit Facilities.

Amended 2015 Term Loan Facility

On May 25, 2017, Omega entered into an amended and restated credit agreement (the “Amended 2015 Credit Agreement”), which amended and restated our previous $250 million senior unsecured term loan facility (the “Amended 2015 Term Loan Facility”). The Amended 2015 Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 140 to 235 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Amended 2015 Term Loan Facility continues to mature on December 16, 2022. The Amended 2015 Credit Agreement permits us, subject to compliance with customary conditions, to add one or more incremental tranches to the Amended 2015 Term Loan Facility in an aggregate principal amount not exceeding $150 million.

Omega’s obligations under the 2017 Omega Credit Facilities and the Amended 2015 Term Loan Facility are jointly and severally guaranteed by Omega OP, OHI Holdco, and any domestic subsidiary of Omega that provides a guaranty of any unsecured indebtedness of Omega for borrowed money evidenced by bonds, debentures, notes or other similar instruments in an amount of at least $50 million individually or in the aggregate.

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

$550 Million 4.75% Senior Notes and $150 Million 4.5% Senior Notes

On April 4, 2017, Omega issued (i) $550 million aggregate principal amount of our 4.75% Senior Notes due 2028 (the “2028 Notes”) and (ii) an additional $150 million aggregate principal amount of our existing 4.50% Senior Notes due 2025 (the “2025 Notes”, and together with the 2028 Notes collectively, the “Notes”). The 2028 Notes mature on January 15, 2028 and the 2025 Notes mature on January 15, 2025.

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

$400 Million 5.875% Senior Notes Redemption

On April 28, 2017, Omega redeemed all of our outstanding 5.875% Notes. As a result of the redemption, during the second quarter of 2017, we recorded approximately $16.5 million in redemption related costs and write-offs, including $11.8 million for the call premium and $4.7 million in net write-offs associated with unamortized deferred financing costs.

NOTE 14 – FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, restricted cash and accounts receivable reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (i.e., less than 90 days) (Level 1).

At June 30, 2017 and December 31, 2016, the carrying amounts and fair values of our other financial instruments were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$582,307	$578,998	$601,938	$598,665
Mortgage notes receivable – net	662,709	676,396	639,343	644,961
Other investments – net	278,985	271,306	256,846	253,385
Total	$1,524,001	$1,526,700	$1,498,127	$1,497,011
Liabilities:
Revolving line of credit	$155,000	$155,000	$190,000	$190,000
Tranche A-1 term loan	—	—	198,830	200,000
Tranche A-2 term loan	—	—	200,000	200,000
Tranche A-3 term loan	—	—	347,449	350,000
U.S. term loan	422,280	425,000	—	—
Sterling term loan	129,413	130,250	—	—
Omega OP term loan(1)	99,373	100,000	100,000	100,000
2015 term loan	248,226	250,000	248,064	250,000
4.375% notes due 2023 – net	692,890	723,805	692,305	693,505
5.875% notes due 2024 – net	—	—	395,065	432,938
4.95% notes due 2024 – net	393,175	421,504	392,669	406,361
4.50% notes due 2025 – net	394,368	361,983	245,949	249,075
5.25% notes due 2026 – net	593,969	641,199	593,616	611,461
4.50% notes due 2027 – net	685,784	703,514	685,052	681,978
4.75% notes due 2028 – net	539,741	557,520	—	—
HUD debt – net(1)	53,737	52,535	54,365	52,510
Subordinated debt – net	20,431	24,045	20,490	23,944
Other	1,500	1,500	3,000	3,000
Total	$4,429,887	$4,547,855	$4,366,854	$4,444,772

(1)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

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

NOTE 16 – EARNINGS PER SHARE/UNIT

The computation of basic earnings per share/unit (“EPS” or “EPU”) is computed by dividing net income available to common stockholders/Omega OP Unit holders by the weighted-average number of shares of common stock/Omega OP Units outstanding during the relevant period. Diluted EPS/EPU is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares/Omega OP Units plus the effect of dilutive common equivalent shares/units during the respective period. Dilutive common shares/Omega OP Units reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock units and the assumed issuance of additional shares related to Omega OP Units held by outside investors. Dilutive Omega OP Units reflect the assumed issuance of additional Omega OP Units pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock. No per share information was provided for OHI Holdco because the sole stockholder is Omega. OHI Holdco is a wholly owned subsidiary of Omega and has 1,000 shares of $0.01 par value per share common stock outstanding.

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$68,157	$113,154	$177,269	$171,350
Less: net income attributable to noncontrolling interests	(2,900)	(5,102)	(7,572)	(7,743)
Net income available to common stockholders	$65,257	$108,052	$169,697	$163,607

Denominator:
Denominator for basic earnings per share	197,433	188,981	197,223	188,604
Effect of dilutive securities:
Common stock equivalents	467	1,254	407	1,215
Noncontrolling interest – Omega OP Units	8,772	8,922	8,793	8,935
Denominator for diluted earnings per share	206,672	199,157	206,423	198,754

Earnings per share – basic:
Net income available to common stockholders	$0.33	$0.57	$0.86	$0.87
Earnings per share – diluted:
Net income	$0.33	$0.57	$0.86	$0.86

	Omega OP
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$68,157	$113,154	$177,269	$171,350

Denominator:
Denominator for basic earnings per unit	206,205	197,903	206,016	197,539
Effect of dilutive securities:
Omega OP Unit equivalents	467	1,254	407	1,215
Denominator for diluted earnings per unit	206,672	199,157	206,423	198,754

Earnings per unit – basic:
Net income available to Omega OP Unit holders	$0.33	$0.57	$0.86	$0.87
Earnings per unit – diluted:
Net income	$0.33	$0.57	$0.86	$0.86

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2016, as amended, in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2017, as amended (if any) and this report (if any);
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	changes in the financial position of our operators;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, Omega and OHI Holdco are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of June 30, 2017, Omega and OHI Holdco together owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

Our portfolio of real estate investments at June 30, 2017, consisted of 999 healthcare facilities, located in 42 states and the United Kingdom and operated by 77 third party operators. Our investment in these facilities, net of impairments and reserves for uncollectible loans, totaled approximately $9.0 billion at June 30, 2017, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of: (i) 803 SNFs, (ii) 119 ALFs, (iii) 16 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 47 SNFs and four ALFs and (vi) nine facilities that are closed/held-for-sale. At June 30, 2017, we also held other investments of approximately $279.0 million, consisting primarily of secured loans to third-party operators of our facilities and a $39.0 million investment in an unconsolidated joint venture.

As of June 30, 2017 and December 31, 2016 we do not have any material properties or operators with facilities that are not materially occupied.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of June 30, 2017, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.8 million. The loss carry-forward is fully reserved as of June 30, 2017, with a valuation allowance due to uncertainties regarding realization.

During the second quarter of 2017, we recorded approximately $0.5 million of state and local income tax provision and approximately $0.1 million of tax provision for foreign income taxes. For the six months ended June 30, 2017, we recorded approximately $1.5 million of state and local income tax provision and approximately $0.2 million of tax provision for foreign income taxes. The expenses were included in provision for income taxes on our Consolidated Statements of Income.

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

Healthcare Reform. A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). The new administration has brought Congressional efforts to repeal and replace the Affordable Care Act. The House of Representatives passed the American Health Care Act (“AHCA”) on May 4, 2017, which contains provisions that would change the level of federal funding of state Medicaid programs and affect funding for long term care recipients, including the elderly and disabled. The Senate then moved to craft its own “repeal and replace” legislation called the Better Care Reconciliation Act (“BCRA”) with more onerous funding changes affecting the elderly and disabled. BCRA and two other amendments failed in the Senate and it is unclear if the Senate will debate potential amendments further. However, even if a different bill or amendment passed in the Senate, reconciliation with the House’s AHCA bill would be required. Under any new legislation, we expect additional rules, regulations and interpretations to be issued that may materially affect our operators’ financial condition and operations. Even if the Healthcare Reform Law is not amended or repealed, the new administration could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the new administration that would impact the current implementation of the Healthcare Reform Law remains uncertain. Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended or repealed.

Reform Requirements for Long-Term Care Facilities. On October 4, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule modifying the conditions of participation in Medicare and Medicaid for SNFs. CMS stated that the regulations, last updated in 1991, were “necessary to reflect the substantial advances that had been made over the past several years in the theory and practice of service delivery and safety” within long-term care. The extensive modifications require SNFs to implement new processes; make changes to current practices; and create new policies and procedures within a short timeframe to remain in compliance with their conditions for participation. Changes include provisions related to staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others. While many of the regulations became effective on November 28, 2016, some of the regulations become effective in Phase 2, beginning on November 28, 2017, with others becoming effective in Phase 3, beginning on November 28, 2019. According to CMS, it is estimated that the average cost for a SNF to implement the new regulations is estimated to be $62,900 the first year and $55,000 each year thereafter. Further, CMS delayed for one year the imposition of any fines for failure to implement Phase 2 of the new “Requirements of Participation” scheduled for implementation in November 2017.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. While the federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016, the federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years. Although the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs, as of August 3, 2017, thirty-one (31) states and the District of Columbia have expanded Medicaid eligibility with additional states continuing to consider expansion.

As indicated above, both the House and the Senate have proposed bills that contain provisions that would change the level of federal funding of state Medicaid programs. Both bills contain provisions that would change the level of federal funding of state Medicaid programs from the current unlimited amount based on a matching formula that varies by state based on per capita income levels to a capped amount by state based on varying per capita limits for five defined categories of Medicaid beneficiaries, two categories of which cover Medicaid long-term care residents of SNFs. However, the status of Healthcare Reform is far from certain.

As noted above, the vote on BCRA has been delayed and it is unclear whether it would pass a vote. Even if passed, reconciliation with the AHCA would be required, so it remains to be seen which of the proposals will prevail or if neither proposal will come to fruition.

Medicare. On July 31, 2017, CMS issued a final rule regarding the fiscal year (“FY”) 2018 Medicare payment rates and quality payment programs for SNFs, which continues the trend of shifting Medicare payments from volume to value. Proposed aggregate payments to SNFs effective October 1, 2017 for FY 2018 are expected to increase by $370 million, or 1.0%, over FY 2017 payments. This reimbursement increase is attributable to a 1.0% market basket increase as required under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) after application of the productivity adjustment. Additionally, as mandated by the Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act), the annual update is reduced by 2 percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program (QRP), beginning with FY 2018. The application of this penalty to those SNFs that do not meet the requirements for the FY 2018 SNF QRP would produce a market basket index percentage change that is less than zero and would also result in FY 2018 payment rates that are less than such payment rates for the preceding fiscal year. Similarly, a value-based purchasing program under the 2014 Protecting Access to Medicare Act (“PAMA”) legislation discounts SNF Medicare Fee-for-Service (“FFS”) payments by 2% commencing on October 2018, with reimbursement of those discounts to SNF based on comparative rehospitalization metrics.

On April 27, 2017, CMS released an Advanced Notice of Proposed Rulemaking (“ANPRM”) to replace the SNF PPS RUG-IV case-mix classification methodology, which forms the basis for SNF payment, with the Resident Classification System, Version I (RCS-I), as early as FY 2019. The RCS-I case-mix model, removes service-based metrics from the SNF PPS and provides for payment, almost exclusively, from objective resident characteristics. CMS extended the comment period on the ANPRM from June 26, 2017 to August 25, 2017 in response to requests from national industry organizations for additional time to analyze this potentially far-reaching proposal. Notably, CMS’ overall model is designed to be budget-neutral with the current system.

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

Additionally, CMS’s bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures went into effect on April 1, 2016, and is mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System that are located in the 67 selected metropolitan statistical areas. Through this bundled payment model, hospitals in the 67 selected metropolitan areas receive additional payments if quality and costs exceed defined parameters or, if not, must repay Medicare for a portion of the spending. On July 25, 2016, CMS proposed rulemaking to extend the CJR bundled payment models effective July 1, 2017 for both hip/femur fracture surgeries in the same 67 metropolitan as well as additional bundled payment models/Episode Payment Models for heart attacks and bypass surgeries in 98 randomly selected metropolitan statistical areas. SNFs receiving Medicare revenues related to hospital discharges subject to CJR bundled payment programs in the identified geographic areas could be either positively or negatively affected by the CJR bundled payment program. CMS delayed the applicability date of the expanded CJR bundled payment pilot from July 1, 2017 until October 1, 2017 through an interim final rule with comment period published in the Federal Register on March 21, 2017. CMS again delayed the effective date of the CJR bundled payment program until January 1, 2018 through a final rule entitled, “Medicare Program; Advancing Care Coordination Through Episode Payment Models (EPMs); Cardiac Rehabilitation Incentive Payment Model; and Changes to the Comprehensive Care for Joint Replacement Model; Delay of Effective Date,” published in the Federal Register on May 19, 2017 . This final rule also finalized May 20, 2017 as the effective date of the final rule entitled, “Advancing Care Coordination Through Episode Payment Models (EPMs); Cardiac Rehabilitation Incentive Payment Model; and Changes to the Comprehensive Care for Joint Replacement Model,” which was originally published on January 3, 2017.

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

Office of the Inspector General Activities. The Office of Inspector General’s (the “OIG”) Work Plan for government fiscal year 2017, which describes projects that the OIG plans to address during the fiscal year, includes seven projects related specifically to nursing homes: (1) determining to what extent State agencies investigate serious nursing home complaints within the required timeframes; (2) unreported incidents of potential abuse and neglect in SNFs; (3) review of SNF Medicare reimbursement documentation (determine if it meets requirements for each particular resource utilization group); (4) the SNF Adverse Event Screening Tool, which will disseminate practical information about the SNF Adverse Event Trigger Tool; (5) review of the National Background Check Program for long-term care employees; (6) compliance with the SNF prospective payment system requirement related to a three-day qualifying inpatient hospital stay; and (7) review of potentially avoidable hospitalizations of Medicare and Medicaid-Eligible nursing facility residents and prevention and detection services provided by nursing homes. Additionally, regional RAC auditors along with the Office of Inspector General and Department of Justice will also continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges. In order to enhance transparency around the OIG’s continuous work planning efforts, effective June 15, 2017, the OIG will update its Work Plan website monthly.

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

Several of our operators have responded to subpoenas and other requests for information regarding their operations in connection with inquiries by the U.S. Department of Justice or other regulatory agencies. One of our top 10 operators is in ongoing settlement discussions with the Department of Justice.

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

General and Professional Liability. Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits challenging the validity of arbitration agreements in long term care settings. As set forth in the recent conditions of participation final rule issued on October 4, 2016, CMS prohibited pre-dispute arbitration agreements between SNFs and residents effective November 28, 2016, thereby increasing potential liabilities for SNFs and long-term care providers. Subsequently, the authority of CMS to restrict the rights of these parties to arbitrate was challenged by litigation in various jurisdictions, and enforcement by CMS was suspended on November 7, 2016 following the issuance of a preliminary injunction by the U.S. District Court for the Northern District of Mississippi. In a reversal from its previous position, CMS issued a proposed rule on June 5, 2017, that lifts CMS’ ban on pre-dispute arbitration agreements in the long-term care setting.

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

Accounting Pronouncement Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. We adopted this accounting standard on January 1, 2017, at which time the Company began prospectively accounting for excess tax benefits or tax deficiencies as an adjustment to income tax expense in our Consolidated Statements of Income as opposed to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The Company will continue to account for forfeitures as they occur and present employee taxes paid as a financing activity on our Consolidated Statements of Cash Flows. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the pending adoption ASU 2016-02 and in connection with the pending adoption of ASU 2014-09, the Company may be required to record real estate tax revenues and an equal an offsetting real estate tax expense, as a result of our operators paying real estate taxes on our behalf. We are continuing to evaluate the other impacts of adopting ASU 2016-02 on our consolidated financial statements.

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

Three Months Ended June 30, 2017 and 2016

Operating Revenues

Our operating revenues for the three months ended June 30, 2017, totaled $235.8 million, an increase of $7.0 million over the same period in 2016. The $7.0 million increase was primarily the result of: (i) a $1.5 million increase in rental income related to the U.K. Gold Care acquisition in May 2017, (ii) $6.0 million of additional rental income associated with other acquisitions and lease amendments made throughout 2016 and 2017, and (iii) a $2.3 million increase in other investment income primarily related to new notes and additional funding to existing operators made throughout 2016 and 2017. These increases were offset by a $5.1 million decrease in mortgage interest income primarily due to the repayment of certain mortgages in the second quarter of 2016.

Operating Expenses

Operating expenses for the three months ended June 30, 2017, totaled $94.7 million, an increase of approximately $8.1 million over the same period in 2016. The increase was primarily due to: (i) a $4.8 million increase in depreciation and amortization expense related to acquisitions and the placement of assets in service during 2016 and 2017, (ii) a $3.8 million increase in provision for uncollectible accounts, (iii) a $3.2 million increase in provision for impairment losses, offset by a $3.5 million decrease in acquisition costs primarily due to fewer acquisitions and the capitalization of acquisition costs in 2017.

Other Income (Expense)

For the three months ended June 30, 2017, total other expenses were $72.3 million, an increase of approximately $30.4 million over the same period in 2016. The increase was primarily related to: (i) a $22.0 million increase in interest refinancing costs related to early extinguishment costs incurred to redeem the $400 million 5.875% Senior Notes due 2024 and the write-off of deferred costs related to the 2014 credit facility and (ii) an $8.4 million increase in interest expense related to higher debt balances outstanding to fund new investments and higher blended borrowing costs.

Six Months Ended June 30, 2017 and 2016

Operating Revenues

Our operating revenues for the six months ended June 30, 2017, totaled $467.5 million, an increase of $25.8 million over the same period in 2016. The $25.8 million increase was primarily the result of: (i) a $1.5 million increase in rental income related to the U.K. Gold Care acquisition in May 2017, (ii) $21.9 million of additional rental income associated with other acquisitions and lease amendments made throughout 2016 and 2017, and (iii) a $5.8 million increase in other investment income primarily related to new notes and additional funding to existing operators made throughout 2016 and 2017. These increases were offset by a $5.7 million decrease in mortgage interest income primarily due to the repayment of certain mortgages in the second quarter of 2016.

Operating Expenses

Operating expenses for the six months ended June 30, 2017, totaled $187.2 million, a decrease of approximately $15.7 million over the same period in 2016. The decrease was primarily due to: (i) a $23.7 million decrease in provision for impairment losses due to fewer facilities impaired during the first six months of 2017 as compared to the same period in 2016, (ii) a $7.3 million decrease in acquisition costs primarily due fewer acquisitions and the capitalization of acquisition costs in 2017, offset by a $12.4 million increase in depreciation and amortization expense related to acquisitions and the placement of assets in service during 2016 and 2017.

Other Income (Expense)

For the six months ended June 30, 2017, total other expenses were $109.3 million, an increase of approximately $27.8 million over the same period in 2016. The increase was primarily related to: (i) a $21.7 million increase in interest refinancing costs related to early extinguishment costs incurred to redeem the $400 million 5.875% Senior Notes due 2024 and the write-off of deferred costs related to the 2014 credit facility and (ii) a $16.3 million increase in interest expense related to higher debt balances outstanding to fund new investments and higher blended borrowing costs, offset by a one-time $10.4 million contractual settlement with an unrelated third party related to a contingent liability obligation that originated in 2012 and was resolved in the first quarter of 2017.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”) for the three months ended June 30, 2017 was $150.9 million compared to $172.3 million for the same period in 2016. Our NAREIT FFO for the six months ended June 30, 2017 was $331.9 million compared to $325.9 million for the same period in 2016.

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

The following table presents our NAREIT FFO results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)

Net income	$68,157	$113,154	$177,269	$171,350
Add back loss (deduct gain) from real estate dispositions	622	(13,221)	(6,798)	(14,792)
	68,779	99,933	170,471	156,558
Elimination of non-cash items included in net income:
Depreciation and amortization	70,350	65,505	140,343	127,938
Depreciation – unconsolidated joint venture	1,658	—	3,316	—
Add back impairments on real estate properties	10,135	6,893	17,773	41,451
NAREIT FFO (a)	$150,922	$172,331	$331,903	$325,947

(a) Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following table summarizes the significant acquisitions that occurred during the first six months of 2017:

	Number of Facilities		Country/	Total Investment		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash
Period	SNF	ALF	State	(in millions)					Yield(2) (%)
Q1	-	1	VA	$7.6		$0.5	$6.8	$0.3	7.50
Q2	1	-	NC	8.6		0.7	7.3	0.6	9.50
Q2	-	18	UK	124.2	(1)	34.1	85.1	5.0	8.50
Total	1	19		$140.4		$35.3	$99.2	$5.9

(1)	Omega recorded a non-cash deferred tax liability and acquisitions costs of approximately $8.2 million and $1.2 million, respectively, in connection with the acquisition.
(2)	The cash yield is based on the purchase price.

During the second quarter of 2017, we acquired two parcels of land which are not reflected in the table above for approximately $5.5 million with the intent of building new facilities for an existing operator.

Asset Sales, Impairments and Other

During the first quarter of 2017, we sold 15 facilities for approximately $45.8 million in net proceeds recognizing a gain on sale of approximately $7.4 million. Eleven of the sold facilities were previously classified as held for sale. In addition, we recorded a provision for impairment of approximately $7.6 million on three facilities, one of which was reclassified to held for sale as of March 31, 2017.

During the second quarter of 2017, we sold three facilities for approximately $18.3 million in net cash proceeds recognizing a loss on sale of approximately $0.6 million. Two of the sold facilities were previously classified as assets held for sale. In addition, we recorded a provision for impairment of approximately $10.1 million on six facilities. We reduced the net book value of the impaired facilities to their estimated fair values. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). Our recorded impairments were primarily the result of a decision to exit certain non-strategic facilities and/or operators.

During the second quarter of 2017, we sold five facilities previously classified as investments in direct financing leases and received net cash proceeds of approximately $27.3 million and recorded an additional allowance for loss of approximately $0.9 million in addition to $2.4 million allowance for loss recorded in the first quarter of 2017.

As of June 30, 2017, seven facilities, totaling $18.9 million are classified as assets held for sale. We expect to sell these facilities over the next few quarters.

At June 30, 2017, two of our top 10 operators were approximately 90 days past due on rent payments to the Company. One of these operators has been facing liquidity pressures following a management transition, but has been showing signs of operational improvement and is currently making partial monthly rent payments. The current management of this operator is pursuing operational improvements, such as replacing executive management and senior level management, renegotiating vendor contracts and establishing a centralized referral network. The Company is working with this operator to concentrate its geographic footprint by selling certain facilities, of which five were sold prior to June 30, 2017. The Company expects to sell two other facilities and transition its existing Texas portfolio to another operator during the third quarter of 2017. The Company is optimistic that the combination of these efforts will result in improving margins and performance by this operator. The Company is currently recording rental revenue from this operator on an accrual basis. The Company continues to monitor the operator’s operating plan and in the event its performance deteriorates, the Company will reassess the carrying value of the portfolio and consider recording future rental revenue on a cash basis.

The other operator with approximately 90 days rent past due has been adversely affected by an adverse general and professional liability environment in Kentucky and is in ongoing discussions to settle matters arising from a U.S. Department of Justice investigation. The Company has negotiated a proposed restructuring plan with this operator, subject to the operator’s resolution of its obligations with other landlords and lenders and the Department of Justice investigation. Receivables from this operator are backed by a security deposit and guarantees from the principals of the operator.

The Company believes the current performance of these two operators primarily reflects specific operator-related or localized issues rather than issues generally impacting the industry. The Company continues to closely monitor the performance of these two operators specifically, as well as industry trends and developments generally.

Liquidity and Capital Resources

At June 30, 2017, we had total assets of $8.9 billion, total equity of $4.2 billion and debt of $4.4 billion, representing approximately 51.5% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2017 and December 31, 2016, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

New and Amended Unsecured Credit Facility – 2017

2017 Omega Credit Facilities

On May 25, 2017, Omega entered into a credit agreement (the “2017 Omega Credit Agreement”) providing us with a new $1.8 billion senior unsecured revolving and term loan credit facility, consisting of a $1.25 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”), a $425 million senior unsecured U.S. Dollar term loan facility (the “U.S. Term Loan Facility”), and a £100 million senior unsecured British Pound Sterling term loan facility (the “Sterling Term Loan Facility” and, together with the Revolving Credit Facility and the U.S. Term Loan Facility, collectively, the “2017 Omega Credit Facilities”). The 2017 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments under the 2017 Omega Credit Facilities to $2.5 billion. Among other things, proceeds from borrowings under the 2017 Omega Credit Facilities were used to refinance existing indebtedness, to finance acquisitions and to fund working capital, capital expenditures and other general corporate purposes.

The 2017 Omega Credit Facilities replace the previous $1.25 billion senior unsecured 2014 revolving credit facility, the previous $200 million Tranche A-1 senior unsecured term loan facility, and the previous $350 million Tranche A-3 senior unsecured incremental term loan facility established under our 2014 credit agreement, which has been terminated (the “2014 Omega Credit Agreement”). We had previously repaid and terminated the $200 million Tranche A-2 senior unsecured term loan facility established under the 2014 Omega Credit Agreement, with proceeds from our $550 million and $150 million unsecured senior notes issued in April 2017.

The Revolving Credit Facility bears interest at LIBOR plus an applicable percentage (with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Revolving Credit Facility matures on May 25, 2021, subject to an option by us to extend such maturity date for two, six month periods. The 2017 Omega Credit Agreement provides for the Revolving Credit Facility to be drawn in Euros, British Pounds Sterling, Canadian Dollars (collectively, “Alternative Currencies”) or U.S. Dollars, with a $900 million tranche available in U.S. Dollars and a $350 million tranche available in U.S. Dollars or Alternative Currencies. For purposes of the 2017 Omega Credit Facilities, references to LIBOR include the Canadian dealer offered rates for amounts offered in Canadian Dollars and any other Alternative Currency rate approved in accordance with the terms of the 2017 Omega Credit Agreement for amounts offered in any other non-London interbank offered rate quoted currency, as applicable. As of June 30, 2017, $155.0 million remains outstanding on the Revolving Credit Facility.

The U.S. Term Loan Facility and the Sterling Term Loan Facility bear interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The U.S. Term Loan Facility and the Sterling Term Loan Facility each mature on May 25, 2022. As of June 30, 2017, we had $425.0 million in borrowings outstanding under the U.S. Term Loan Facility, and £100.0 million (equivalent to $130.3 million in U.S. dollars) in borrowings outstanding under the Sterling Term Loan Facility.

For the three month period ending June 30, 2017, we recorded a one-time, non-cash charge of approximately $5.5 million relating to the write-off of deferred financing costs associated with the termination of the 2014 Omega Credit Agreement.

Amended 2015 Term Loan Facility

On May 25, 2017, Omega entered into an amended and restated credit agreement (the “Amended 2015 Credit Agreement”), which amended and restated our previous $250 million senior unsecured term loan facility (the “Amended 2015 Term Loan Facility”). The Amended 2015 Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 140 to 235 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. As of June 30, 2017, $250 million remains outstanding on the Amended 2015 Term Loan Facility. The Amended 2015 Term Loan Facility continues to mature on December 16, 2022. The Amended 2015 Credit Agreement permits us, subject to compliance with customary conditions, to add one or more incremental tranches to the Amended 2015 Term Loan Facility in an aggregate principal amount not exceeding $150 million.

Omega’s obligations under the 2017 Omega Credit Facilities and the Amended 2015 Term Loan Facility are jointly and severally guaranteed by Omega OP, OHI Holdco, and any domestic subsidiary of Omega that provides a guaranty of any unsecured indebtedness of Omega for borrowed money evidenced by bonds, debentures, notes or other similar instruments in an amount of at least $50 million individually or in the aggregate.

2017 Omega OP Term Loan Facility

On May 25, 2017, Omega OP entered into a credit agreement (the “2017 Omega OP Credit Agreement”) providing it with a new $100 million senior unsecured term loan facility (the “2017 Omega OP Term Loan Facility”). The 2017 Omega OP Credit Agreement replaces the $100 million senior unsecured term loan facility obtained in 2015 (the “2015 Omega OP Term Loan Facility”) and the related credit agreement (the “2015 Omega OP Credit Agreement”). The 2017 Omega OP Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 Omega OP Term Loan Facility matures on May 25, 2022. As of June 30, 2017, $100 million in borrowings remains outstanding on the 2017 Omega OP Term Loan Facility. Among other things, proceeds from borrowings under the 2017 Omega OP Term Loan Facility were used to refinance existing indebtedness.

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

$550 Million 4.75% Senior Notes and $150 Million 4.5% Senior Notes

On April 4, 2017, Omega issued (i) $550 million aggregate principal amount of our 4.75% Senior Notes due 2028 (the “2028 Notes”) and (ii) an additional $150 million aggregate principal amount of our existing 4.50% Senior Notes due 2025 (the “2025 Notes”, and together with the 2028 Notes collectively, the “Notes”). The 2028 Notes mature on January 15, 2028 and the 2025 Notes mature on January 15, 2025.

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

$400 Million 5.875% Senior Notes Redemption

On April 28, 2017, Omega redeemed all of our outstanding 5.875% Notes. As a result of the redemption, during the second quarter of 2017, we recorded approximately $16.5 million in redemption related costs and write-offs, including $11.8 million for the call premium and $4.7 million in net write-offs associated with unamortized deferred financing costs.

$500 Million Equity Shelf Program

For the three months ended June 30, 2017, no shares were issued under our $500 million Equity Shelf Program. For the six months ended June 30, 2017, we issued 0.2 million shares of common stock at an average price of $29.17 per share, net of issuance costs, generating net proceeds of $6.6 million under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended June 30, 2017, approximately 0.4 million shares of our common stock at an average price of $33.02 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $12.4 million. For the six months ended June 30, 2017, approximately 0.6 million shares of our common stock at an average price of $32.11 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $19.7 million.

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

For the three and six months ended June 30, 2017, we paid dividends of approximately $124.5 million and $246.7 million to our common stockholders, respectively. The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

Cash and cash equivalents totaled $21.0 million as of June 30, 2017, a decrease of $72.7 million as compared to the balance at December 31, 2016. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $265.6 million of net cash flow for the six months ended June 30, 2017, as compared to $286.9 million for the same period in 2016, a decrease of $21.3 million which is primarily due to an increase in contractual receivables from two operators.

Investing Activities – Net cash flow from investing activities was an outflow of $135.9 million for the six months ended June 30, 2017, as compared to an outflow of $709.0 million for the same period in 2016. The $573.1 million change in cash flow from investing activities related primarily to (i) a $491.9 million reduction in real estate acquisitions, (ii) a $94.4 million reduction from other investments – net primarily related to funding fewer other investments in 2017, (iii) a $47.5 million increase in proceeds from the sale of real estate investments (including five facilities previously classified as investment in direct financing leases) in 2017, as compared to the same period in 2016 and (iv) an increase of $9.7 million in distributions from our unconsolidated joint venture in 2017. Offsetting these outflows were: (i) a $41.4 million decrease in collection of mortgages primarily related to the repayment of certain mortgages in 2016 and (ii) a $19.1 million increase in investments in construction in progress in 2017, as compared to the same period in 2016.

Financing Activities – Net cash flow from financing activities was an outflow of $202.6 million for the six months ended June 30, 2017, as compared to an inflow of $449.8 million for the same period in 2016. The $652.4 million increase in cash outflow from financing activities was primarily related to (i) a net decrease in cash provided by our credit facility of $275.0 million, in 2016 our credit facility provided $240.0 million in net cash as compared to a use of $35.0 million in net cash in 2017, (ii) a net decrease of $254.8 million from long-term borrowings, primarily from the redemption of the $400 million 5.875% Senior Notes due 2024 and the repayment of certain 2014 credit facility borrowings offset by new borrowings under the 2017 credit facility, (iii) a decrease in net proceeds of $73.6 million from our dividend reinvestment plan in 2017, as compared to the same period in 2016, (iv) an increase of $29.7 million in dividends paid and (v) an increase of $24.9 million in financing related costs in 2017, as compared to the same period in 2016. Offsetting these outflows was a $6.1 million increase in cash proceeds from the issuance of common stock in 2017, as compared to the same period in 2016.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2017, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

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

In connection with the preparation of this Form 10-Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega, OHI Holdco, and Omega OP (for purposes of this Item 4 the “Companies”) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of June 30, 2017.

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

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the Securities and Exchange Commission (“SEC”) on August 9, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2017, Omega issued an aggregate of 42,539 shares of Omega common stock, in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a) (2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Item 6–Exhibits

Exhibit No.
3.1	Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of June 8, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2017).
4.1	Thirteenth Supplemental Indenture, dated as of May 11, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.1A	Fourteenth Supplemental Indenture, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto.*
4.2	Twelfth Supplemental Indenture, dated as of May 11, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.2A	Thirteenth Supplemental Indenture, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto.*
4.3	Ninth Supplemental Indenture, dated as of May 11, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.3A	Tenth Supplemental Indenture, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Form of Partial Release of Subsidiary Guarantors related thereto.*
4.4	Seventh Supplemental Indenture, dated as of May 11, 2017 among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.4A	Eighth Supplemental Indenture, dated as of May 25, 2017 among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto.*
4.5	Fourth Supplemental Indenture, dated as of May 11, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto.*

4.5A	Fifth Supplemental Indenture, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto.*
4.6	Indenture, dated as of April 4, 2017, by and among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2017).
4.6A	First Supplemental Indenture, dated as of May 11, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.750% Senior Notes due 2028, including the Form of 4.750% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.6B	Second Supplemental Indenture, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.750% Senior Notes due 2028, including the Form of 4.750% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto.*
10.1	Credit Agreement, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2017).
10.2	Credit Agreement, dated as of May 25, 2017, among OHI Healthcare Properties Limited Partnership, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2017).
10.3	Amended and Restated Credit Agreement, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2017).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Holdco, Inc.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Holdco, Inc.*
31.5	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Holdco, Inc. , in its capacity as primary general partner of OHI Healthcare Properties Limited Partnership.*
31.6	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Holdco, Inc. , in its capacity as primary general partner of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*

32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Holdco, Inc.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Holdco, Inc.*
32.5	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Holdco, Inc., as Chief Financial Officer of the primary general partner of OHI Healthcare Properties Limited Partnership.*
32.6	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Holdco, Inc., as Chief Financial Officer of the primary general partner of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

