Form 10-Q
period 2017-09-30
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2017-11-07
CIK 888491, 1639315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Omega Healthcare Investors, Inc. Yes ☒     No ☐      OHI Healthcare Properties Limited Partnership Yes ☐    No ☒

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

Omega Healthcare Investors, Inc. Yes ☐      No ☒      OHI Healthcare Properties Limited Partnership Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 27, 2017

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	198,073,305

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Omega is structured as an umbrella partnership REIT (“UPREIT”) under which, all of Omega's assets are owned directly or indirectly, and all of Omega's operations are conducted directly or indirectly, by its subsidiary, Omega OP.

Parent directly owned approximately 96% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at September 30, 2017. Omega OP Units, other than those owned by Parent are exchangeable on a one-for-one basis for Parent’s common shares. The management of Parent consists of the same members as the management of Omega OP.

The financial results of Omega OP are consolidated into the financial statements of Omega. Omega has no significant assets other than its investments in Omega OP. Omega and Omega OP are managed and operated as one entity. Omega OP has no significant assets other than its interests in non-guarantor subsidiaries.

We believe it is important for investors to understand the few differences between Omega and Omega OP in the context of how we operate as a consolidated company. Omega acts as the general partner of Omega OP. Net proceeds from equity issuances by Parent are contributed to Omega OP in exchange for additional partnership units. Parent and Omega OP incur indebtedness. The outstanding senior notes and certain other debt of Parent is guaranteed by Omega OP.

The presentation of debt, stockholders’ equity, owners’ equity and noncontrolling interests are the main areas of difference between the consolidated financial statements of Omega and Omega OP. The differences between debt, stockholders’ equity and owners’ equity result from differences in the debt or equity issued at the Omega and Omega OP levels. With respect to owners’ equity, the units held by the partners in Omega OP are accounted for as owners’ equity in Omega OP’s financial statements and as noncontrolling interests in Omega’s financial statements. Although classified differently, total debt and equity of Omega and Omega OP are the same.

We believe combining the quarterly reports on Form 10-Q of Omega and Omega OP into this single report results in the following benefits:

•	combined reports better reflect how management and the analyst community view the business as a single operating unit;
•	combined reports enhance investors’ understanding of Omega and Omega OP by enabling them to view the business as a whole and in the same manner as management;
•	combined reports are more efficient for Omega and Omega OP and result in savings in time, effort and expense; and
•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

In order to highlight the differences between Omega and Omega OP, the separate sections in this report for Omega and Omega OP specifically refer to Omega and Omega OP. In the sections that combine disclosure of Omega and Omega OP, this report refers to “we” and “us” actions or holdings as being “our” actions or holdings. Although Omega OP and its subsidiaries hold all of our assets, we believe that reference to “we,” “us” or “our” in this context is appropriate because the business is one enterprise and we operate substantially all of our business through Omega OP.

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate properties
Real estate investments (see Note 2)	$7,977,043	$7,566,358
Less accumulated depreciation	(1,432,154)	(1,240,336)
Real estate investments – net	6,544,889	6,326,022
Investments in direct financing leases – net	364,997	601,938
Mortgage notes receivable – net	666,606	639,343
	7,576,492	7,567,303
Other investments – net	273,821	256,846
Investment in unconsolidated joint venture	37,733	48,776
Assets held for sale – net	17,324	52,868
Total investments	7,905,370	7,925,793

Cash and cash equivalents	24,318	93,687
Restricted cash	10,596	13,589
Accounts receivable – net	269,746	240,035
Goodwill	644,571	643,474
Other assets	36,045	32,682
Total assets	$8,890,646	$8,949,260

LIABILITIES AND EQUITY
Revolving line of credit	$365,000	$190,000
Term loans – net	903,221	1,094,343
Secured borrowings – net	53,419	54,365
Unsecured borrowings – net	3,322,888	3,028,146
Accrued expenses and other liabilities	285,690	360,514
Deferred income taxes	17,589	9,906
Total liabilities	4,947,807	4,737,274

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 198,065 shares as of September 30, 2017 and 196,142 as of December 31, 2016	19,806	19,614
Common stock – additional paid-in capital	4,925,908	4,861,408
Cumulative net earnings	1,776,956	1,738,937
Cumulative dividends paid	(3,080,999)	(2,707,387)
Accumulated other comprehensive loss	(34,843)	(53,827)
Total stockholders’ equity	3,606,828	3,858,745
Noncontrolling interest	336,011	353,241
Total equity	3,942,839	4,211,986
Total liabilities and equity	$8,890,646	$8,949,260

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Rental income	$194,063	$185,837	$580,597	$548,994
Income from direct financing leases	614	15,611	31,722	46,574
Mortgage interest income	16,920	15,996	49,173	53,973
Other investment income – net	7,245	6,229	21,437	14,642
Miscellaneous income	796	965	4,250	2,158
Total operating revenues	219,638	224,638	687,179	666,341

Expenses
Depreciation and amortization	71,925	68,316	212,268	196,254
General and administrative	11,560	12,428	35,625	34,715
Acquisition costs	-	2,309	(22)	9,584
Impairment loss on real estate properties	17,837	17,275	35,610	58,726
Impairment loss on direct financing leases	194,659	-	197,968	-
Provision for uncollectible accounts	11,899	(3)	13,667	3,967
Total operating expenses	307,880	100,325	495,116	303,246

(Loss) income before other income and expense	(88,242)	124,313	192,063	363,095
Other income (expense)
Interest income	4	157	262	169
Interest expense	(47,383)	(42,855)	(140,509)	(119,728)
Interest – amortization of deferred financing costs	(2,228)	(2,502)	(7,273)	(6,844)
Interest – refinancing costs	-	(1,815)	(21,965)	(2,113)
Contractual settlement	-	-	10,412	-
Realized gain (loss) on foreign exchange	95	(222)	235	(244)
Total other expense	(49,512)	(47,237)	(158,838)	(128,760)

(Loss) income before gain on assets sold	(137,754)	77,076	33,225	234,335
Gain on assets sold – net	693	5,139	7,491	19,931
(Loss) income from continuing operations	(137,061)	82,215	40,716	254,266
Income taxes	(999)	(81)	(2,690)	(782)
Income from unconsolidated joint venture	545	-	1,728	-
Net (loss) income	(137,515)	82,134	39,754	253,484
Net loss (income) attributable to noncontrolling interest	5,837	(3,585)	(1,735)	(11,328)
Net (loss) income available to common stockholders	$(131,678)	$78,549	$38,019	$242,156

Earnings per common share available to common stockholders:
Basic:
Net (loss) income available to common stockholders	$(0.67)	$0.40	$0.19	$1.27
Diluted:
Net (loss) income	$(0.67)	$0.40	$0.19	$1.26

Dividends declared per common share	$0.64	$0.60	$1.89	$1.75

Weighted-average shares outstanding, basic	197,890	194,123	197,445	190,444
Weighted-average shares outstanding, diluted	206,662	204,078	206,502	200,528

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net (loss) income	$(137,515)	$82,134	$39,754	$253,484
Other comprehensive income (loss):
Foreign currency translation	5,022	(6,845)	19,630	(33,411)
Derivative instruments	2,351	980	198	(12,094)
Total other comprehensive income (loss)	7,373	(5,865)	19,828	(45,505)
Comprehensive (loss) income	(130,142)	76,269	59,582	207,979
Comprehensive loss (income) attributable to noncontrolling interest	5,524	(3,329)	(2,579)	(9,282)
Comprehensive (loss) income attributable to common stockholders	$(124,618)	$72,940	$57,003	$198,697

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2016 (196,142 common shares & 8,862 Omega OP Units)	$19,614	$4,861,408	$1,738,937	$(2,707,387)	$(53,827)	$3,858,745	$353,241	$4,211,986
Grant of restricted stock to company directors (32 shares at $31.23 per share)	3	(3)	—	—	—	—	—	—
Stock-based compensation expense	—	11,350	—	—	—	11,350	—	11,350
Vesting/exercising of equity compensation plan, net of tax withholdings (114 shares)	11	(2,131)	—	—	—	(2,120)	—	(2,120)
Dividend reinvestment and stock purchase plan (957 shares at an average of $31.49 per share)	96	30,040	—	—	—	30,136	—	30,136
Grant of stock as payment of directors fees (5 shares at an average of $32.18 per share)	1	149	—	—	—	150	—	150
Deferred compensation directors (8 shares at $32.10 per share)	—	38	—	—	—	38	—	38
Equity Shelf Program (718 shares at $30.92 per share, net of issuance costs)	72	22,124	—	—	—	22,196	—	22,196
Common dividends declared ($1.89 per share)	—	—	—	(373,612)	—	(373,612)	—	(373,612)
Conversion of Omega OP Units to common stock (89 shares at $32.91 per share)	9	2,933	—	—	—	2,942	—	2,942
Redemption of Omega OP Units (90 units)	—	—	—	—	—	—	(2,990)	(2,990)
Omega OP Units distributions	—	—	—	—	—	—	(16,819)	(16,819)
Comprehensive income:
Foreign currency translation	—	—	—	—	18,795	18,795	835	19,630
Derivative instruments	—	—	—	—	189	189	9	198
Net income	—	—	38,019	—	—	38,019	1,735	39,754
Total comprehensive income								59,582

Balance at September 30, 2017 (198,065 shares & 8,772 Omega OP Units)	$19,806	$4,925,908	$1,776,956	$(3,080,999)	$(34,843)	$3,606,828	$336,011	$3,942,839

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$39,754	$253,484
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,268	196,254
Impairment loss on real estate properties	35,610	58,726
Impairment loss on direct financing leases	197,968	—
Provision for uncollectible accounts	13,667	3,967
Refinancing costs and amortization of deferred financing costs	17,468	8,957
Accretion of direct financing leases	(6,139)	(8,999)
Stock-based compensation expense	11,350	10,116
Gain on assets sold – net	(7,491)	(19,931)
Amortization of acquired in-place leases - net	(9,101)	(10,957)
Effective yield receivable on mortgage notes	(1,558)	(209)
Change in operating assets and liabilities – net:
Contractual receivables	(35,418)	203
Straight-line rent receivables	(13,559)	(29,959)
Lease inducements	1,342	1,942
Other operating assets and liabilities	(25,900)	(6,357)
Net cash provided by operating activities	430,261	457,237
Cash flows from investing activities
Acquisition of real estate	(345,268)	(959,748)
Cash acquired	2,341	—
Investments in construction in progress	(69,409)	(44,113)
Investments in direct financing leases	(6,951)	(1,079)
Proceeds from sale of direct financing lease assets	33,074	—
Placement of mortgage loans	(29,324)	(27,895)
Distributions from unconsolidated joint venture	10,966	—
Proceeds from sale of real estate investments	69,788	64,746
Capital improvements to real estate investments	(25,293)	(31,408)
Proceeds from other investments	45,045	49,482
Investments in other investments	(86,075)	(242,999)
Collection of mortgage principal	1,058	58,149
Net cash used in investing activities	(400,048)	(1,134,865)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,487,000	1,134,000
Payments on credit facility borrowings	(1,312,000)	(1,141,000)
Receipts of other long-term borrowings	1,346,749	1,048,173
Payments of other long-term borrowings	(1,252,463)	(180,934)
Payments of financing related costs	(29,198)	(11,770)
Receipts from dividend reinvestment plan	30,136	229,769
Payments for exercised options and restricted stock	(2,120)	(23,403)
Net proceeds from issuance of common stock	22,196	—
Dividends paid	(373,424)	(333,663)
Redemption of Omega OP Units	(48)	(732)
Distributions to Omega OP Unit Holders	(16,819)	(15,738)
Net cash (used in) provided by financing activities	(99,991)	704,702
Effect of foreign currency translation on cash and cash equivalents	409	69
(Decrease) increase in cash and cash equivalents	(69,369)	27,143
Cash and cash equivalents at beginning of period	93,687	5,424
Cash and cash equivalents at end of period	$24,318	$32,567

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate properties
Real estate investments (see Note 2)	$7,977,043	$7,566,358
Less accumulated depreciation	(1,432,154)	(1,240,336)
Real estate investments – net	6,544,889	6,326,022
Investments in direct financing leases – net	364,997	601,938
Mortgage notes receivable – net	666,606	639,343
	7,576,492	7,567,303
Other investments – net	273,821	256,846
Investment in unconsolidated joint venture	37,733	48,776
Assets held for sale – net	17,324	52,868
Total investments	7,905,370	7,925,793

Cash and cash equivalents	24,318	93,687
Restricted cash	10,596	13,589
Accounts receivable – net	269,746	240,035
Goodwill	644,571	643,474
Other assets	36,045	32,682
Total assets	$8,890,646	$8,949,260

LIABILITIES AND OWNERS’ EQUITY
Term loans – net	$99,390	$100,000
Secured borrowings – net	53,419	54,365
Accrued expenses and other liabilities	230,127	302,959
Deferred income taxes	17,589	9,906
Intercompany loans payable	4,547,282	4,270,044
Total liabilities	4,947,807	4,737,274

Owners’ Equity:
General partners’ equity	3,606,828	3,858,745
Limited partners’ equity	336,011	353,241
Total owners’ equity	3,942,839	4,211,986
Total liabilities and owners’ equity	$8,890,646	$8,949,260

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Rental income	$194,063	$185,837	$580,597	$548,994
Income from direct financing leases	614	15,611	31,722	46,574
Mortgage interest income	16,920	15,996	49,173	53,973
Other investment income – net	7,245	6,229	21,437	14,642
Miscellaneous income	796	965	4,250	2,158
Total operating revenues	219,638	224,638	687,179	666,341

Expenses
Depreciation and amortization	71,925	68,316	212,268	196,254
General and administrative	11,560	12,428	35,625	34,715
Acquisition costs	-	2,309	(22)	9,584
Impairment loss on real estate properties	17,837	17,275	35,610	58,726
Impairment loss on direct financing leases	194,659	-	197,968	-
Provision for uncollectible accounts	11,899	(3)	13,667	3,967
Total operating expenses	307,880	100,325	495,116	303,246

(Loss) income before other income and expense	(88,242)	124,313	192,063	363,095
Other income (expense)
Interest income	4	157	262	169
Interest expense	(47,383)	(42,855)	(140,509)	(119,728)
Interest – amortization of deferred financing costs	(2,228)	(2,502)	(7,273)	(6,844)
Interest – refinancing costs	-	(1,815)	(21,965)	(2,113)
Contractual settlement	-	-	10,412	-
Realized gain (loss) on foreign exchange	95	(222)	235	(244)
Total other expense	(49,512)	(47,237)	(158,838)	(128,760)

(Loss) income before gain on assets sold	(137,754)	77,076	33,225	234,335
Gain on assets sold – net	693	5,139	7,491	19,931
(Loss) income from continuing operations	(137,061)	82,215	40,716	254,266
Income taxes	(999)	(81)	(2,690)	(782)
Income from unconsolidated joint venture	545	-	1,728	-
Net (loss) income	$(137,515)	$82,134	$39,754	$253,484

Earnings per unit:
Basic:
Net (loss) income	$(0.67)	$0.40	$0.19	$1.27
Diluted:
Net (loss) income	$(0.67)	$0.40	$0.19	$1.26

Dividends declared per Omega OP Unit	$0.64	$0.60	$1.89	$1.75

Weighted-average Omega OP Units outstanding, basic	206,662	202,985	206,231	199,354
Weighted-average Omega OP Units outstanding, diluted	206,662	204,078	206,502	200,528

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net (loss) income	$(137,515)	$82,134	$39,754	$253,484
Other comprehensive income (loss):
Foreign currency translation	5,022	(6,845)	19,630	(33,411)
Derivative instruments	2,351	980	198	(12,094)
Total other comprehensive income (loss)	7,373	(5,865)	19,828	(45,505)
Comprehensive (loss) income	$(130,142)	$76,269	$59,582	$207,979

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

Unaudited

(in thousands)

	General Partners’ Omega OP Units	Limited Partners’ Omega OP Units	Total Omega OP Units	General Partners’ Equity	Limited Partners’ Equity	Total Owners’ Equity
Balance at December 31, 2016	196,142	8,862	205,004	$3,858,745	$353,241	$4,211,986
Contributions from partners	1,923	—	1,923	64,692	—	64,692
Distributions to partners	—	—	—	(373,612)	(16,819)	(390,431)
Omega OP Unit redemptions	—	(90)	(90)	—	(2,990)	(2,990)
Comprehensive income
Foreign currency translation	—	—	—	18,795	835	19,630
Derivative instruments	—	—	—	189	9	198
Net income	—	—	—	38,019	1,735	39,754
Total comprehensive income						59,582

Balance at September 30, 2017	198,065	8,772	206,837	$3,606,828	$336,011	$3,942,839

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$39,754	$253,484
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,268	196,254
Impairment loss on real estate properties	35,610	58,726
Impairment loss on direct financing leases	197,968	—
Provision for uncollectible accounts	13,667	3,967
Refinancing costs and amortization of deferred financing costs	17,468	8,957
Accretion of direct financing leases	(6,139)	(8,999)
Stock-based compensation expense	11,350	10,116
Gain on assets sold – net	(7,491)	(19,931)
Amortization of acquired in-place leases - net	(9,101)	(10,957)
Effective yield receivable on mortgage notes	(1,558)	(209)
Change in operating assets and liabilities – net:
Contractual receivables	(35,418)	203
Straight-line rent receivables	(13,559)	(29,959)
Lease inducements	1,342	1,942
Other operating assets and liabilities	(25,900)	(6,357)
Net cash provided by operating activities	430,261	457,237
Cash flows from investing activities
Acquisition of real estate	(345,268)	(959,748)
Cash acquired	2,341	—
Investments in construction in progress	(69,409)	(44,113)
Investments in direct financing leases	(6,951)	(1,079)
Proceeds from sale of direct financing lease assets	33,074	—
Placement of mortgage loans	(29,324)	(27,895)
Distributions from unconsolidated joint venture	10,966	—
Proceeds from sale of real estate investments	69,788	64,746
Capital improvements to real estate investments	(25,293)	(31,408)
Proceeds from other investments	45,045	49,482
Investments in other investments	(86,075)	(242,999)
Collection of mortgage principal	1,058	58,149
Net cash used in investing activities	(400,048)	(1,134,865)
Cash flows from financing activities
Proceeds from intercompany loans payable from Omega	2,833,749	2,182,173
Repayment of intercompany loans payable to Omega	(2,564,463)	(1,321,934)
Payment of financing related costs incurred by Omega	(29,198)	(11,770)
Equity contributions from general partners	50,212	206,366
Distributions to general partners	(373,424)	(333,663)
Distributions to limited partners	(16,819)	(15,738)
Redemption of Omega OP Units	(48)	(732)
Net cash (used in) provided by financing activities	(99,991)	704,702

Effect of foreign currency translation on cash and cash equivalents	409	69
(Decrease) increase in cash and cash equivalents	(69,369)	27,143
Cash and cash equivalents at beginning of period	93,687	5,424
Cash and cash equivalents at end of period	$24,318	$32,567

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES

LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Omega”) was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. All of Omega's assets are owned directly or indirectly, and all of Omega's operations are conducted directly or indirectly, through its subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. No substantive assets or activity occurred in Omega OP until the merger with Aviv REIT, Inc. on April 1, 2015. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega and Omega OP, collectively.

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

In April 2015, Aviv REIT, Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among Omega, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation (“OHI Holdco”), Omega OP, and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega is the sole general partner of Omega OP, and has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of September 30, 2017, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the outstanding Omega OP Units.

On September 26, 2017, OHI Holdco, a wholly owned subsidiary of Omega and a co-general partner of Omega OP, was merged with and into Omega, resulting in Omega becoming the sole general partner of Omega OP.

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

Omega’s consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Omega OP’s consolidated financial statements include the accounts of (i) Omega OP, and (ii) all direct and indirect wholly owned subsidiaries of Omega OP. All intercompany transactions and balances have been eliminated in consolidation.

Real Estate Investment Impairment

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties. In cases where the Company decides to separate one or more properties from the related lease in anticipation of a sale or transition of the property to another operator, the estimated undiscounted future cash flows specific to those properties are separated from the related lease at that time. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment of the Company’s assets in a future period that could be material to the Company’s results of operations.

For the three months ended September 30, 2017 and 2016, we recognized impairment losses on real estate properties of $17.8 million and $17.3 million, respectively. For the nine months ended September 30, 2017 and 2016, we recognized impairment losses on real estate properties of $35.6 million and $58.7 million, respectively. For additional information see Note 2 – Properties and Investments.

Allowance for Losses on Mortgages, Other Investments and Direct Financing Leases

The allowances for losses on mortgage notes receivable, other investments and direct financing leases (collectively, our “loans”) are maintained at a level believed adequate to absorb potential losses. The determination of the allowances is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, financial strength of the borrower and guarantors and the value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreements. Consistent with this definition, all loans on non-accrual status are deemed impaired. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. When management identifies potential loan impairment indicators, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral. We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral.

We account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impaired loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost-recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of September 30, 2017 and December 31, 2016, we had $181.8 million and $8.7 million, respectively, of reserves on our loans. For additional information see Note 3 – Direct Financing Leases, Note 4 – Mortgage Notes Receivable and Note 5 – Other Investments.

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

Noncontrolling Interests

Noncontrolling interests is the portion of equity not attributable to the respective reporting entity. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, or owners’ equity on our Consolidated Balance Sheets. We include net (loss) income attributable to the noncontrolling interests in net income in our Consolidated Statements of Operations.

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

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound. For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in Omega OP’s owners’ equity and Omega’s accumulated other comprehensive loss (“AOCL”), as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interests.

We and certain of our consolidated subsidiaries may have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature and then the adjustments are included in Omega OP’s owners’ equity and Omega’s AOCL.

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which are determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, whereas the change in fair value of the ineffective portion is recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At September 30, 2017 and December 31, 2016, we had $1.2 million and $1.5 million, respectively, of qualifying cash flow hedges recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Net investment hedge

We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the hedging instrument due to remeasurement of the effective portion is reported in Omega OP’s owners’ equity and Omega’s AOCL in our Consolidated Balance Sheets and the remaining change in the carrying value of the ineffective portion, if any, is recognized in earnings. We evaluate the effectiveness of our net investment hedge on a quarterly basis. We did not record any ineffectiveness for fiscal 2017.

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

On a quarterly basis, we review our accounts receivable to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement. If we determine collectability of any of our contractual receivables is at risk, we estimate the potential uncollectible amounts and provide an allowance. In the case of a lease recognized on a straight-line basis, a mortgage recognized on an effective yield basis or the existence of lease inducements, we generally provide an allowance for straight-line, effective interest, and/or lease inducement accounts receivable when certain conditions or indicators of adverse collectability are present. If the accounts receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off. At September 30, 2017, three of our operators were approximately 90 days or more past due on rent/interest payments to the Company. Two of these operators are considered top ten operators as determined based on total revenue. Of these three operators, rent/interest from two of these operators is being recognized on a cash basis as of September 30, 2017.

A summary of our accounts receivable by type is as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)

Contractual receivables	$42,085	$13,376
Effective yield interest receivables	11,307	9,749
Straight-line rent receivables	218,292	208,874
Lease inducements	7,051	8,393
Allowance for contractual receivables	(8,989)	(357)
Accounts receivable – net	$269,746	$240,035

During the third quarter of 2017, the Company recorded a provision for uncollectible accounts of approximately $9.5 million related to contractual and straight-line rent receivables for one of our top ten operators. See Note 3 – Direct Financing Leases for additional information.

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

Reclassification

Certain prior quarter amounts have been reclassified to conform with the current quarter presentation.

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

Recent Accounting Pronouncements - Pending Adoption

In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Company intends to adopt ASU 2014-09 and its subsequent updates in accordance with the modified retrospective approach. The Company has completed its analysis of ASU 2014-09 and its related updates and has determined that its adoption will not have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09.

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

In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align the financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. While the Company continues to assess all potential impacts of the standard, we do not expect the adoption of ASU 2017-12 to have a material impact on our consolidated financial statements.

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

Our leased real estate properties, represented by 772 SNFs, 120 ALFs, 16 specialty facilities and one medical office building at September 30, 2017, are leased under provisions of single or master operating leases with initial terms typically ranging from five to 15 years, plus renewal options. Also see Note 3 – Direct Financing Leases for information regarding additional properties accounted for as direct financing leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Buildings	$6,249,790	$5,954,771
Land	818,014	759,295
Furniture, fixtures and equipment	471,495	454,760
Site improvements	225,455	206,206
Construction in progress	212,289	191,326
Total real estate investments	7,977,043	7,566,358
Less accumulated depreciation	(1,432,154)	(1,240,336)
Real estate investments - net	$6,544,889	$6,326,022

The following table summarizes the significant acquisitions that occurred in 2017:

	Number of Facilities		Country/	Total Investment		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield(2)
Period	SNF	ALF	State	(in millions)					(%)
Q1	-	1	VA	$7.6		$0.5	$6.8	$0.3	7.50
Q2	1	-	NC	8.6		0.7	7.3	0.6	9.50
Q2	-	18	UK	124.2	(1)	34.1	85.1	5.0	8.50
Q3	-	1	TX	2.3		0.7	1.5	0.1	9.25
Q3	15	-	IN	211.0		18.0	180.2	12.8	9.50
Q3	9	-	TX	19.0	(3)	1.7	15.5	1.8	18.60
Total	25	20		$372.7		$55.7	$296.4	$20.6

(1)	Omega recorded a non-cash deferred tax liability and acquisition costs of approximately $8.2 million and $1.2 million, respectively, in connection with this acquisition.

(2)	The cash yield is based on the purchase price.
(3)	In July 2017, we transitioned nine SNFs formerly subject to a direct financing lease to another operator. As a result of terminating the direct financing lease, we wrote down the facilities to our original cost basis and recorded an impairment on the direct financing lease of approximately $1.8 million. See Note 3 – Direct Financing Leases for additional information.

During the second quarter of 2017, we acquired two parcels of land which are not reflected in the table above for approximately $5.5 million with the intent of building new facilities for an existing operator.

Asset Sales, Impairments and Other

During the first quarter of 2017, we sold 15 facilities subject to operating leases for approximately $45.8 million in net proceeds recognizing a gain on sale of approximately $7.4 million. Eleven of the sold facilities were previously classified as held for sale. In addition, we recorded impairments of approximately $7.6 million on three facilities, one of which was reclassified to held for sale as of March 31, 2017.

During the second quarter of 2017, we sold three facilities subject to operating leases for approximately $18.3 million in net cash proceeds recognizing a loss on sale of approximately $0.6 million. Two of the sold facilities were previously classified as assets held for sale. In addition, we recorded impairments of approximately $10.1 million on six facilities.

During the third quarter of 2017, we sold two SNFs (one previously classified as held for sale) subject to operating leases for approximately $5.7 million in net proceeds recognizing a gain on sale of approximately $0.7 million. In addition, we recorded impairments of approximately $15.3 million on five facilities (two were subsequently reclassified to held for sale). We also wrote off approximately $2.5 million of capitalized costs associated with the termination of a construction project with one of our operators.

Our recorded impairments were primarily the result of a decision to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to held for sale, to its estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). Also see Note 3 – Direct Financing Leases and Note 7 – Assets Held For Sale.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Minimum lease payments receivable	$3,716,562	$4,287,069
Less unearned income	(3,179,625)	(3,685,131)
Investment in direct financing leases	536,937	601,938
Less allowance for loss on direct financing lease	(171,940)	—
Investment in direct financing leases – net	$364,997	$601,938

Properties subject to direct financing leases	42	58

The following minimum rents are due under our direct financing leases for the remainder of 2017 and the subsequent five years (in thousands):

2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)
$11,245	$45,798	$46,920	$48,059	$49,136	$50,349

(1)	Orianna represents approximately 94% of the contractual minimum rent payments due under our direct financing leases.

On November 27, 2013, we closed an aggregate $529 million purchase/leaseback transaction in connection with the acquisition of Ark Holding Company, Inc. (“Ark Holding”) by 4 West Holdings Inc. At closing, we acquired 55 SNFs and 1 ALF operated by Ark Holding and leased the facilities back to Ark Holding, now known as New Ark Investment Inc. (“New Ark” which does business as “Orianna Health Systems” and is herein referred to as “Orianna”), pursuant to four 50-year master leases with rental payments yielding 10.6% per annum over the term of the leases. The purchase/leaseback transaction is being accounted for as a direct financing lease.

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

In March 2017, we executed sale agreements with two unrelated third parties to sell seven facilities leased to Orianna located in the Northwest, representing all of the facilities subject to that direct financing lease, with a carrying value of approximately $36.4 million for approximately $34.0 million. During the first quarter of 2017, we recorded an impairment of approximately $2.4 million. In the second quarter of 2017, we sold five of the Northwest facilities and received net cash proceeds of approximately $27.3 million and recorded an additional impairment of approximately $0.9 million. In the third quarter of 2017, we sold the remaining two Northwest facilities for approximately $5.8 million.

In July 2017, we transitioned nine SNFs, representing all of the facilities subject to another direct financing lease with Orianna in the Texas region, to an existing operator of the Company pursuant to an operating lease. In connection with this transaction, we recorded the real estate properties at our original cost basis of approximately $19.0 million, eliminated our investment in the direct financing lease and recorded an impairment of approximately $1.8 million. In conjunction with this transaction, we also amended our Orianna Southeast region master lease in July 2017 to reduce the outstanding balance by $19.3 million. As a result of the amendment, we recorded an impairment on our investment in direct financing lease of approximately $20.8 million in the third quarter of 2017.

Orianna has not satisfied the contractual payments due under the terms of the remaining two direct financing leases or the separate operating lease with the Company and the collectability of future amounts due is uncertain. The Company is in preliminary discussions with Orianna regarding future actions. Such actions may include a) the sale of some or all of the facilities, b) transitioning some or all of the facilities from Orianna to other operators and c) pursuing legal action to enforce the terms of the existing agreements.

During the third quarter of 2017, the Company recorded an allowance for loss of $171.9 million with Orianna covering 38 facilities in the Southeast region of the U.S. The amount of the allowance was determined based on the fair value of the facilities subject to the direct financing lease. To estimate the fair value of the underlying collateral, the Company utilized an income approach and Level 3 inputs. The Company considered current and projected operating performance of the facilities, projected rent, prevailing capitalization rates and coverages and bed values. Such assumptions are subject to change based on changes in market conditions and the ultimate resolution of this matter. Such changes could be significantly different than the currently estimated fair value and such differences could have a material impact on the Company’s financial statements.

The 39 facilities under our master leases with Orianna as of September 30, 2017 are located in seven states, predominantly in the southeastern U.S. (38 facilities) and Indiana (1 facility). Our recorded investment in these direct financing leases, net of the $171.9 million allowance, amounted to $337.7 million, as of September 30, 2017. For the three months ended September 30, 2017, we did not recognize any direct financing lease income from Orianna. We recognized total impairments on direct financing leases for the three and nine months ended September 30, 2017 of $194.7 million and $198.0 million, respectively.

Additionally, we own four facilities and lease them to Orianna under a master lease which expires in 2026. The four facility lease is being accounted for as an operating lease. We did not recognize any income on this operating lease in the third quarter of 2017 as Orianna did not pay the contractual amounts due and collectability is uncertain. Our recorded investment in this operating lease was $38.9 million as of September 30, 2017. As of September 30, 2017, we have an allowance for contractual receivables and straight-line rent receivables related to this lease of $1.9 million representing all amounts due.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of September 30, 2017, mortgage notes receivable relate to 29 fixed rate mortgages on 52 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states that are operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

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

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)

Mortgage note due 2024; interest at 9.98%	$112,500	$112,500
Mortgage note due 2029; interest at 9.68%	411,119	412,140
Other mortgage notes outstanding (1)	147,734	118,637
Mortgage notes receivable, gross	671,353	643,277
Allowance for loss on mortgage notes receivable	(4,747)	(3,934)
Total mortgages — net	$666,606	$639,343

(1)	Other mortgage notes outstanding have stated interest rates ranging from 8.35% to 14.0% and maturity dates through 2029.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)

Other investment note due 2019; interest at 10.99%	$49,646	$49,458
Other investment note due 2020; interest at 14.43%	47,841	47,913
Other investment note due 2022, interest at 9.00%	31,987	31,987
Other investment note due 2030; interest at 6.66%	50,000	44,595
Other investment notes outstanding (1)	99,362	87,691
Other investments, gross	278,836	261,644
Allowance for loss on other investments	(5,015)	(4,798)
Total other investments	$273,821	$256,846

(1)	Other investment notes have maturity dates through 2028 and interest rates ranging from 6.50% to 12.0%.

Other investment notes settlement

In August 2017, we executed an agreement with an existing operator that terminated our purchase option buyout obligation of approximately $30.7 million. The purchase option buyout obligation was recorded in accrued expenses and other liabilities on our Consolidated Balance Sheets. In exchange, we agreed to the settlement of other investments notes with a weighted average interest rate of 10.5% and a carrying value of approximately $30.2 million.

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

We receive asset management fees from the joint venture for services provided. For the three and nine months ended September 30, 2017, we recognized $0.5 million and $1.5 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations. The accounting policies for the unconsolidated joint venture are the same as those of the Company.

NOTE 7 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2016	20	$52,868
Properties sold/other (1)	(12)	(30,023)
Properties added (2)	1	400
March 31, 2017	9	$23,245
Properties sold/other (1)	(2)	(4,356)
June 30, 2017	7	$18,889
Properties sold/other (1)	(1)	(3,075)
Properties added (2)	2	1,510
September 30, 2017(3)	8	$17,324

(1)	In the first quarter of 2017, we sold nine SNFs and two ALFs for approximately $29.4 million in net proceeds recognizing a gain on sale of approximately $3.6 million. One SNF classified as an asset held for sale at December 31, 2016 was no longer considered held for sale during the first quarter of 2017 and was reclassified back to leased properties at approximately $5.1 million which represents the facility’s then carrying value adjusted for depreciation that was not recognized while classified as held for sale. In the second quarter of 2017, we sold one ALF and one SNF for approximately $5.0 million in net proceeds, generating a gain on sale of approximately $0.6 million. In the third quarter of 2017, we sold one SNF for approximately $3.1 million in net proceeds recognizing a gain of $0.3 million.

(2)	In the first quarter of 2017, we recorded a $3.5 million impairment to reduce one ALF’s net book value to its estimated fair value less costs to sell before it was reclassified to assets held for sale. In the third quarter of 2017, we recorded a $4.5 million impairment to reduce two SNFs to their estimated fair value less costs to sell before they were reclassified to assets held for sale.

(3)	We plan to sell the facilities classified as held for sale at September 30, 2017 within the next twelve months.

NOTE 8 – INTANGIBLES

The following is a summary of our intangibles as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(in thousands)
Assets:
Goodwill	$644,571	$643,474

Above market leases	$22,426	$22,476
In-place leases	167	167
Accumulated amortization	(16,791)	(15,864)
Net intangible assets	$5,802	$6,779

Liabilities:
Below market leases	$164,443	$165,028
Accumulated amortization	(80,747)	(70,738)
Net intangible liabilities	$83,696	$94,290

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

For the three months ended September 30, 2017 and 2016, our net amortization related to intangibles was $2.9 million and $3.0 million, respectively. For the nine months ended September 30, 2017 and 2016, our net amortization related to intangibles was $9.1 million and $11.0 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2017 and the subsequent four years is as follows: remainder of 2017 – $2.8 million; 2018 – $10.5 million; 2019 – $9.4 million; 2020 – $9.2 million and 2021 – $8.6 million. As of September 30, 2017 the weighted average remaining amortization period of above market leases (inclusive of in-place leases) and below market leases is approximately eight years and nine years, respectively.

The following is a reconciliation of our goodwill as of September 30, 2017:

(in thousands)
Balance as of December 31, 2016	$643,474
Add: foreign currency translation	1,097
Balance as of September 30, 2017	$644,571

NOTE 9 – CONCENTRATION OF RISK

As of September 30, 2017, our portfolio of real estate investments consisted of 1,012 healthcare facilities, located in 42 states and the U.K. and operated by 77 third party operators. Our investment in these facilities, net of impairments and reserve for uncollectible loans, totaled approximately $9.0 billion at September 30, 2017, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 813 SNFs, 121 ALFs, 16 specialty facilities, one medical office building, fixed rate mortgages on 47 SNFs and four ALFs, and ten facilities that are closed/held-for-sale. At September 30, 2017, we also held other investments of approximately $273.8 million, consisting primarily of secured loans to third-party operators of our facilities and a $37.7 million investment in an unconsolidated joint venture.

At September 30, 2017, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”). Ciena generated 11% of our total revenues for the three months ended September 30, 2017 and 10% of our total revenues for the nine months ended September 30, 2017. At September 30, 2017, the three states in which we had our highest concentration of investments were Ohio (9%), Florida (9%) and Texas (8%).

NOTE 10 – STOCKHOLDERS’/OWNERS' EQUITY

The Board of Directors has declared common stock dividends as set forth below:

Record Date	Payment Date	Dividend per Common Share	Increase over Prior Quarter
January 31, 2017	February 15, 2017	$0.62	$0.01
May 1, 2017	May 15, 2017	0.63	0.01
August 1, 2017	August 15, 2017	0.64	0.01
October 31, 2017	November 15, 2017	0.65	0.01

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

$500 Million Equity Shelf Program

For the three months ended September 30, 2017, we issued 0.5 million shares of our common stock at an average price of $31.73 per share, net of issuance costs, generating net proceeds of $15.6 million under our $500 million Equity Shelf Program. For the nine months ended September 30, 2017, we issued 0.7 million shares of our common stock at an average price of $30.92 per share, net of issuance costs, generating net proceeds of $22.2 million under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended September 30, 2017, approximately 0.3 million shares of our common stock at an average price of $30.39 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $10.4 million. For the nine months ended September 30, 2017, approximately 1.0 million shares of our common stock at an average price of $31.49 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $30.1 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Foreign Currency Translation:
Beginning balance	$(40,340)	$(34,979)	$(54,948)	$(8,413)
Translation gain (loss)	10,870	(6,623)	25,338	(33,167)
Realized gain (loss)	95	(222)	235	(244)
Ending balance	(29,375)	(41,824)	(29,375)	(41,824)

Derivative Instruments:
Cash flow hedges:
Beginning balance	(1,380)	(13,792)	(1,420)	(718)
Unrealized loss (gain)	(332)	980	(1,682)	(12,094)
Realized gain(1)	490	-	1,880	-
Ending balance	(1,222)	(12,812)	(1,222)	(12,812)
Net investment hedge:
Beginning balance	(2,193)	-	-	-
Unrealized loss	(3,750)	-	(5,943)	-
Ending balance	(5,943)	-	(5,943)	-

Total accumulated other comprehensive loss for Omega OP(2)	(36,540)	(54,636)	(36,540)	(54,636)
Add: portion included in noncontrolling interest	1,697	2,466	1,697	2,466

Total accumulated other comprehensive loss for Omega	$(34,843)	$(52,170)	$(34,843)	$(52,170)

(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in owners’ equity.

NOTE 11 – TAXES

Omega is a REIT for United States federal income tax purposes, and Omega OP is a pass through entity for United States federal income tax purposes.

Since our inception, Omega has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (“Code”). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed each tax year and certain other requirements are met, including asset and income tests. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of September 30, 2017, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.7 million. The loss carry-forward is fully reserved as of September 30, 2017, with a valuation allowance due to uncertainties regarding realization.

During the third quarter of 2017, we recorded approximately $0.7 million of state and local income tax provision and approximately $0.3 million of tax provision for foreign income taxes. For the nine months ended September 30, 2017, we recorded approximately $2.2 million of state and local income tax provision and approximately $0.5 million of tax provision for foreign income taxes. The expenses were included in provision for income taxes on our Consolidated Statements of Operations.

NOTE 12 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Stock-based compensation expense	$3,872	$3,673	$11,350	$10,116

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

The following table summarizes our total unrecognized compensation cost as of September 30, 2017 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions) (1)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)	Performance Period	Vesting Dates
RSUs

3/31/15 RSU	2015	109,985	$40.57	$4.5	33	$0.4	N/A	12/31/2017
4/1/15 RSU	2015	40,464	40.74	1.6	33	0.2	N/A	12/31/2017
Assumed Aviv RSU	2015	7,799	35.08	0.3	33	-	N/A	11/1/2017
3/17/16 RSU	2016	130,006	34.78	4.6	33	2.0	N/A	12/31/2018
1/1/2017 RSU	2017	140,416	31.26	4.3	36	3.3	N/A	12/31/2019
Restricted Stock Units Total		428,670	$35.68	$15.3		$5.9

TSR PRSUs and LTIP Units

2016 TSR	2014	135,634	$8.67	$1.2	48	$0.1	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 LTIP Units	2015	137,249	14.66	2.0	45	0.7	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	53,387	14.81	0.8	45	0.2	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 LTIP Units	2016	370,152	13.21	4.9	45	2.9	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 LTIP Units	2017	399,726	12.61	5.0	48	4.1	1/1/2017-12/31/2019	Quarterly in 2020
TSR PRSUs & LTIP Total		1,096,148	$12.69	$13.9		$8.0

Relative TSR PRSUs

2016 Relative TSR	2014	135,634	$14.24	$1.9	48	$0.1	1/1/2014-12/31/2016	Quarterly in 2017
3/31/15 2017 Relative TSR	2015	137,249	22.50	3.1	45	1.0	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	53,387	22.92	1.2	45	0.4	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 Relative TSR	2016	305,563	16.44	5.1	45	2.9	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 Relative TSR	2017	285,338	18.04	5.1	48	4.2	1/1/2017-12/31/2019	Quarterly in 2020
Relative TSR PRSUs Total		917,171	$17.90	$16.4		$8.6
Grand Total		2,441,989	$18.68	$45.6		$22.5

(1)	Total compensation costs are net of shares cancelled.

Director Restricted Stock Grants

As of September 30, 2017, we had 69,087 shares of restricted stock outstanding to directors. The outstanding restricted stock granted to directors prior to 2017 is in general scheduled to vest ratably over three years from the date of grant. Beginning with the 2017 grants, director restricted stock grants in general fully vest at the annual meeting following the grant date. As of September 30, 2017, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $1.7 million.

NOTE 13 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our borrowings:

		Annual Interest Rate as of September 30,	September 30,	December 31,
	Maturity	2017	2017	2016
			(in thousands)
Secured borrowings:
HUD mortgages assumed December 2011(1)	2044	3.06%	$53,992	$54,954
Deferred financing costs – net			(573)	(589)
Total secured borrowings – net(2)			53,419	54,365

Unsecured borrowings:
Revolving line of credit	2021	2.49%	365,000	190,000

Tranche A-1 term loan	-	-	—	200,000
Tranche A-2 term loan	-	-	—	200,000
Tranche A-3 term loan	-	-	—	350,000
U.S. term loan	2022	2.69%	425,000	—
Sterling term loan	2022	1.70%	133,980	—
Omega OP term loan(2)	2022	2.69%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Discounts and deferred financing costs – net(3)			(5,759)	(5,657)
Total term loans – net			903,221	1,094,343

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	5.875%	—	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	400,000	250,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
2028 notes	2028	4.75%	550,000	—
Other	2018	-	1,500	3,000
Subordinated debt	2021	9.00%	20,000	20,000
Discount - net			(21,709)	(17,151)
Deferred financing costs – net			(26,903)	(27,703)
Total unsecured borrowings – net			3,322,888	3,028,146

Total secured and unsecured borrowings – net			$4,644,528	$4,366,854
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at September 30, 2017 excluding a third-party administration fee of approximately 0.5% annually. Secured by real estate assets with a net carrying value of $62.9 million as of September 30, 2017.
(2)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.
(3)	This amount includes $0.6 million of net deferred financing costs related to the Omega OP term loan as of September 30, 2017.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2017 and December 31, 2016, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

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

For the three month period ending June 30, 2017, we recorded a non-cash charge of approximately $5.5 million relating to the write-off of deferred financing costs associated with the termination of the 2014 Omega Credit Facilities.

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

Omega’s obligations under the 2017 Omega Credit Facilities and the Amended 2015 Term Loan Facility are jointly and severally guaranteed by Omega OP and any domestic subsidiary of Omega that provides a guaranty of any unsecured indebtedness of Omega for borrowed money evidenced by bonds, debentures, notes or other similar instruments in an amount of at least $50 million individually or in the aggregate.

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

NOTE 14 – FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, restricted cash and contractual receivables reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At September 30, 2017 and December 31, 2016, the carrying amounts and fair values of our other financial instruments were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$364,997	$364,997	$601,938	$598,665
Mortgage notes receivable – net	666,606	681,274	639,343	644,961
Other investments – net	273,821	268,559	256,846	253,385
Total	$1,305,424	$1,314,830	$1,498,127	$1,497,011
Liabilities:
Revolving line of credit	$365,000	$365,000	$190,000	$190,000
Tranche A-1 term loan	—	—	198,830	200,000
Tranche A-2 term loan	—	—	200,000	200,000
Tranche A-3 term loan	—	—	347,449	350,000
U.S. term loan	422,357	425,000	—	—
Sterling term loan	133,167	133,980	—	—
Omega OP term loan(1)	99,390	100,000	100,000	100,000
2015 term loan	248,308	250,000	248,064	250,000
4.375% notes due 2023 – net	693,182	723,921	692,305	693,505
5.875% notes due 2024 – net	—	—	395,065	432,938
4.95% notes due 2024 – net	393,427	424,607	392,669	406,361
4.50% notes due 2025 – net	394,450	409,281	245,949	249,075
5.25% notes due 2026 – net	594,145	634,839	593,616	611,461
4.50% notes due 2027 – net	686,150	704,374	685,052	681,978
4.75% notes due 2028 – net	539,630	564,845	—	—
HUD debt – net(1)	53,419	52,778	54,365	52,510
Subordinated debt – net	20,403	23,946	20,490	23,944
Other	1,500	1,500	3,000	3,000
Total	$4,644,528	$4,814,071	$4,366,854	$4,444,772
(1)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Direct financing leases: The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3). In addition, the Company may estimate the fair value of the investment based on the estimated fair value of the collateral using a market approach or an income approach which considers inputs such as, current and projected operating performance of the facilities, projected rent, prevailing capitalization rates and coverages and bed values (Level 3).

•	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Revolving line of credit and term loans: The fair value of our borrowings under variable rate agreements are estimated using a present value technique based on expected cash flows discounted using the current market rates (Level 3).

•	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on inputs from trading activity provided by a third party (Level 2).

•	HUD debt: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

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

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(137,515)	$82,134	$39,754	$253,484
Less: net loss (income) attributable to noncontrolling interests	5,837	(3,585)	(1,735)	(11,328)
Net (loss) income available to common stockholders	$(131,678)	$78,549	$38,019	$242,156

Denominator:
Denominator for basic earnings per share	197,890	194,123	197,445	190,444
Effect of dilutive securities:
Common stock equivalents	—	1,093	271	1,174
Noncontrolling interest – Omega OP Units	8,772	8,862	8,786	8,910
Denominator for diluted earnings per share	206,662	204,078	206,502	200,528

Earnings per share – basic:
Net (loss) income available to common stockholders	$(0.67)	$0.40	$0.19	$1.27
Earnings per share – diluted:
Net (loss) income	$(0.67)	$0.40	$0.19	$1.26

	Omega OP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(137,515)	$82,134	$39,754	$253,484

Denominator:
Denominator for basic earnings per unit	206,662	202,985	206,231	199,354
Effect of dilutive securities:
Omega OP Unit equivalents	—	1,093	271	1,174
Denominator for diluted earnings per unit	206,662	204,078	206,502	200,528

Earnings per unit – basic:
Net (loss) income available to Omega OP Unit holders	$(0.67)	$0.40	$0.19	$1.27
Earnings per unit – diluted:
Net (loss) income	$(0.67)	$0.40	$0.19	$1.26

NOTE 17 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Interest paid during the period, net of amounts capitalized	$147,266	$116,169
Taxes paid during the period	$3,124	$1,662

Non cash investing activities
Non cash acquisition of real estate (See Note 2)	$(27,170)	$—
Non cash acquisition of business	—	(60,079)
Non cash surrender of mortgage	—	25,000
Non cash investment in other investments	(6,353)	—
Non cash proceeds from other investments (see Note 5)	30,187	5,500
Non cash settlement of direct financing lease (See Note 3)	18,989	—
Total	$15,653	$(29,579)

Non cash financing activities
Purchase option buyout obligation	$—	$29,579
Change in fair value of cash flow hedges	(276)	12,094
Other unsecured long term borrowing	—	3,000
Remeasurement of debt denominated in a foreign currency	5,920	—
Total	$5,644	$44,673

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2016, as amended, or other risk factors identified from time to time in our periodic filings with the SEC;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;

(iv)	our ability to re-lease, otherwise transition, or sell underperforming assets on a timely basis and on terms that allow us to realize the carrying value of these assets;

(v)	our ability to sell assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	changes in the financial position of our operators;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xv)	the potential impact of changes in the skilled nursing facility (“SNF”) and assisted living facility (“ALF”) market or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and
(xvi)	our ability to maintain our status as a real estate investment trust.

Overview

Omega Healthcare Investors, Inc. (“Omega”) was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. All of Omega's assets are owned directly or indirectly, and all of Omega's operations are conducted directly or indirectly, through its subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. No substantive assets or activity occurred in Omega OP until the merger with Aviv REIT, Inc. on April 1, 2015. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega and Omega OP, collectively.

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

In April 2015, Aviv REIT Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among Omega, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation (“OHI Holdco”), Omega OP, and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega is the sole general partner of Omega OP, and has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of September 30, 2017, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

On September 26, 2017, OHI Holdco, a wholly owned subsidiary of Omega and a co-general partner of Omega OP, was merged with and into Omega, resulting in Omega becoming the sole general partner of Omega OP.

Our portfolio of real estate investments at September 30, 2017, consisted of 1,012 healthcare facilities, located in 42 states and the U.K. and operated by 77 third party operators. Our investment in these facilities, net of impairments and reserves for uncollectible loans, totaled approximately $9.0 billion at September 30, 2017, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of: (i) 813 SNFs, (ii) 121 ALFs, (iii) 16 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 47 SNFs and four ALFs and (vi) ten facilities that are closed/held-for-sale. At September 30, 2017, we also held other investments of approximately $273.8 million, consisting primarily of secured loans to third-party operators of our facilities and a $37.7 million investment in an unconsolidated joint venture.

As of September 30, 2017 and December 31, 2016 we do not have any material properties or operators with facilities that are not materially occupied.

Omega’s consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Omega OP’s consolidated financial statements include the accounts of (i) Omega OP, and (ii) all direct and indirect wholly owned subsidiaries of Omega OP. All intercompany transactions and balances have been eliminated in consolidation.

Taxation

Omega is a REIT for United States federal income tax purposes, and Omega OP is a pass through entity for United States federal income tax purposes.

Since our inception, Omega has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (“Code”). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed each tax year and certain other requirements are met, including asset and income tests. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of September 30, 2017, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $0.7 million. The loss carry-forward is fully reserved as of September 30, 2017, with a valuation allowance due to uncertainties regarding realization.

During the third quarter of 2017, we recorded approximately $0.7 million of state and local income tax provision and approximately $0.3 million of tax provision for foreign income taxes. For the nine months ended September 30, 2017, we recorded approximately $2.2 million of state and local income tax provision and approximately $0.5 million of tax provision for foreign income taxes. The expenses were included in provision for income taxes on our Consolidated Statements of Operations.

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

Healthcare Reform. A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). The new administration has brought several Congressional efforts to repeal and replace the Affordable Care Act. Under any new legislation, we expect additional rules, regulations and interpretations to be issued that may materially affect our operators’ financial condition and operations. Even if the Healthcare Reform Law is not amended or repealed, the new administration could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the new administration that would impact the current implementation of the Healthcare Reform Law remains uncertain. Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended or repealed.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. While the federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016, the federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years. Although the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs, as of September 30, 2017, thirty-one (31) states and the District of Columbia have expanded Medicaid eligibility with additional states continuing to consider expansion.

Medicare. On July 31, 2017, CMS issued a final rule regarding the fiscal year (“FY”) 2018 Medicare payment rates and quality payment programs for SNFs, which continues the trend of shifting Medicare payments from volume to value. Proposed aggregate payments to SNFs effective October 1, 2017 for FY 2018 are expected to increase by $370 million, or 1.0%, over FY 2017 payments. This reimbursement increase is attributable to a 1.0% market basket increase as required under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) after application of the productivity adjustment. Additionally, as mandated by the Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act), the annual update is reduced by 2 percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program (“QRP”), beginning with FY 2018. The application of this penalty to those SNFs that do not meet the requirements for the FY 2018 SNF QRP would produce a market basket index percentage change that is less than zero and would also result in FY 2018 payment rates that are less than such payment rates for the preceding fiscal year. Similarly, a value-based purchasing program under the 2014 Protecting Access to Medicare Act (“PAMA”) legislation discounts SNF Medicare Fee-for-Service (“FFS”) payments by 2% commencing on October 1, 2018 (FY 2019), with reimbursement of those discounts to SNF based on comparative rehospitalization metrics.

On April 27, 2017, CMS released an Advanced Notice of Proposed Rulemaking (“ANPRM”) to replace the SNF PPS RUG-IV case-mix classification methodology, which forms the basis for SNF payment, with the Resident Classification System, Version I (RCS-I), as early as FY 2019. The RCS-I case-mix model, removes service-based metrics from the SNF PPS and provides for payment, almost exclusively, from objective resident characteristics. CMS extended the comment period on the ANPRM from June 26, 2017 to August 25, 2017 in response to requests from national industry organizations for additional time to analyze this potentially far-reaching proposal. Notably, CMS’ overall model is designed to be budget-neutral with the current system. As of September 30, 2017, CMS has not issued a proposed rule to replace the SNF PPS RUG-IV case-mix classification methodology.

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

However, CMS released a proposed rule in August 15, 2017 to significantly scale back mandatory participation in the bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures that went into effect on April 1, 2016, and is mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System that are located in the 67 selected metropolitan statistical areas (“MSAs”). Under the proposed rule, CJR program participation would be voluntary for the eligible hospitals in 33 of the MSAs currently covered by the program beginning in February 2018. The CJR program would remain mandatory in the 34 MSAs for the remainder of the program, with an exception for certain low volume and rural hospitals. CMS anticipates the number of mandatory participating hospitals to decrease from approximately 700 under this proposal. SNFs receiving Medicare revenues related to hospital discharges subject to CJR bundled payment programs in the identified geographic areas could be either positively or negatively affected by the CJR bundled payment program.

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

Office of the Inspector General Activities. The Office of Inspector General’s (the “OIG”) Work Plan for government fiscal year 2017, which describes projects that the OIG plans to address during the fiscal year, includes seven projects related specifically to nursing homes: (1) determining to what extent State agencies investigate serious nursing home complaints within the required timeframes; (2) unreported incidents of potential abuse and neglect in SNFs; (3) review of SNF Medicare reimbursement documentation (determine if it meets requirements for each particular resource utilization group); (4) the SNF Adverse Event Screening Tool, which will disseminate practical information about the SNF Adverse Event Trigger Tool; (5) review of the National Background Check Program for long-term care employees; (6) compliance with the SNF prospective payment system requirement related to a three-day qualifying inpatient hospital stay; and (7) review of potentially avoidable hospitalizations of Medicare and Medicaid-Eligible nursing facility residents and prevention and detection services provided by nursing homes. Additionally, regional Recovery Audit Contractor program auditors along with the Office of Inspector General and Department of Justice will also continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges. In order to enhance transparency around the OIG’s continuous work planning efforts, effective June 15, 2017, the OIG will update its Work Plan website monthly.

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

General and Professional Liability. Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits challenging the validity of arbitration agreements in long term care settings. As set forth in the recent conditions of participation final rule issued on October 4, 2016, CMS prohibited pre-dispute arbitration agreements between SNFs and residents effective November 28, 2016, thereby increasing potential liabilities for SNFs and long-term care providers. Subsequently, the authority of CMS to restrict the rights of these parties to arbitrate was challenged by litigation in various jurisdictions, and enforcement by CMS was suspended on November 7, 2016 following the issuance of a preliminary injunction by the U.S. District Court for the Northern District of Mississippi. In a reversal from its previous position, CMS issued a proposed rule on June 5, 2017, that lifts CMS’ ban on pre-dispute arbitration agreements in the long-term care setting. The proposed rule continues to face challenges by certain industry groups.

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

Recent Accounting Pronouncements - Pending Adoption

In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Company intends to adopt ASU 2014-09 and its subsequent updates in accordance with the modified retrospective approach. The Company has completed its analysis of ASU 2014-09 and its related updates and has determined that its adoption will not have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09.

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

In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align the financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. While the Company continues to assess all potential impacts of the standard, we do not expect the adoption of ASU 2017-12 to have a material impact on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended September 30, 2017 and 2016

Operating Revenues

Our operating revenues for the three months ended September 30, 2017 totaled $219.6 million, a decrease of $5.0 million over the same period in 2016. The $5.0 million decrease was primarily the result of a $15.0 million decrease in the direct financing lease income related to one of our operators. During the third quarter of 2017, we did not recognize any revenue related to New Ark Investment Inc. (“New Ark” which does business as “Orianna Health Systems” and is herein referred to as “Orianna”), as a result of Orianna not achieving their revised operating plan and not paying rent under their existing leases. The decrease was offset by: (i) a $2.8 million increase in rental income related to the U.K. Gold Care acquisition in May 2017, (ii) $5.4 million of additional rental income associated with other acquisitions and lease amendments made throughout 2016 and 2017, and (iii) a $1.0 million increase in other investment income primarily related to new notes and additional funding to existing operators made throughout 2016 and 2017.

Operating Expenses

Operating expenses for the three months ended September 30, 2017, totaled $307.9 million, an increase of approximately $207.6 million over the same period in 2016. The $207.6 million increase was due to: (i) a $194.7 million increase in impairment loss on direct financing leases related to our Orianna portfolio, (ii) $11.9 million increase in provisions for uncollectible accounts primarily related to our Orianna portfolio and (iii) $3.6 million related to increased depreciation and amortization expense related to the acquisition of facilities and assets being placed in service during 2016 and 2017, offset by a $2.3 million decrease in acquisition costs primarily related to fewer acquisitions and the change in capitalization of acquisition costs in 2017. The $194.7 million impairment loss on direct financing leases includes (a) $1.8 million related to the termination of Orianna’s Texas region lease resulting from the transition of those facilities to another operator and (b) $192.9 million related to the impairment of Orianna’s Southeast region lease resulting from Orianna’s failure to pay its rent obligation and the expectation that the facilities will be sold and or transitioned to other operators. Our Orianna Southeast region direct financing lease was reduced to its estimated fair value.

Other Income (Expense)

For the three months ended September 30, 2017, total other expenses were $49.5 million, an increase of approximately $2.3 million over the same period in 2016. The increase was primarily related to a $4.5 million increase in interest expense related to higher debt balances outstanding to fund new investments and higher blended borrowing costs, offset by a decrease of $1.8 million in interest refinancing costs resulting from the acquisition of the $180.0 million mortgage term loan on July 25, 2016.

Nine Months Ended September 30, 2017 and 2016

Operating Revenues

Our operating revenues for the nine months ended September 30, 2017 totaled $687.2 million, an increase of $20.8 million over the same period in 2016. The $20.8 million increase was primarily the result of: (i) a $4.4 million increase in rental income related to the U.K. Gold Care acquisition in May 2017, (ii) $27.2 million of additional rental income associated with other acquisitions and lease amendments made throughout 2016 and 2017, and (iii) a $6.8 million increase in other investment income primarily related to new notes and additional funding to existing operators made throughout 2016 and 2017. These increases were offset by (i) a $14.9 million decrease in the direct financing lease income related to one of our operators and (ii) a $4.8 million decrease in mortgage interest income primarily due to the repayment of certain mortgages in 2016. During the third quarter of 2017, we did not recognize any revenue related to Orianna, as a result of Orianna not achieving their revised operating plan and not paying rent under their existing leases.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 totaled $495.1 million, an increase of approximately $191.9 million over the same period in 2016. The increase was primarily due to: (i) a $198.0 million increase in impairment on direct financing leases resulted from (a) terminating Orianna’s Texas region lease, (b) selling Orianna’s Northwest region facilities and (c) the impairment of Orianna’s Southeast region lease, (ii) a $16.0 million increase in depreciation and amortization expense related to acquisitions and the placement of assets in service during 2016 and 2017 and (iii) a $9.7 million increase in provision for uncollectible accounts which is primarily related to the Orianna portfolio. These increases were offset by (i) a $23.1 million decrease in impairment loss on real estate properties which is the result of fewer facilities held for sale and/or sold and (ii) a $9.6 million decrease in acquisition costs primarily due to fewer acquisitions and the capitalization of acquisition costs in 2017.

Other Income (Expense)

For the nine months ended September 30, 2017 total other expenses were $158.8 million, an increase of approximately $30.1 million over the same period in 2016. The increase was primarily related to: (i) a $20.8 million increase in interest expense related to higher debt balances outstanding to fund new investments and higher blended borrowing costs and (ii) a $19.9 million increase in interest refinancing costs related to early extinguishment costs incurred to redeem the $400 million 5.875% Senior Notes due 2024 and the write-off of deferred costs related to the 2014 credit facility, offset by a $10.4 million contractual settlement with an unrelated third party related to a contingent liability obligation that originated in 2012 that was resolved in the first quarter of 2017.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”) for the three months ended September 30, 2017 was a deficit of $(46.8) million compared to $162.6 million for the same period in 2016. Our NAREIT FFO for the nine months ended September 30, 2017 was $285.1 million compared to $488.5 million for the same period in 2016.

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

The following table presents our NAREIT FFO results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)

Net (loss) income	$(137,515)	$82,134	$39,754	$253,484
Less: gain from real estate dispositions	(693)	(5,139)	(7,491)	(19,931)
	(138,208)	76,995	32,263	233,553
Elimination of non-cash items included in net income:
Depreciation and amortization	71,925	68,316	212,268	196,254
Depreciation – unconsolidated joint venture	1,657	—	4,973	—
Add back impairments on real estate properties	17,837	17,275	35,610	58,726
NAREIT FFO (a)	$(46,789)	$162,586	$285,114	$488,533

(a)       Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following table summarizes the significant acquisitions that occurred in 2017:

	Number of Facilities		Country/	Total Investment		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash
Period	SNF	ALF	State	(in millions)					Yield(2) (%)
Q1	-	1	VA	$7.6		$0.5	$6.8	$0.3	7.50
Q2	1	-	NC	8.6		0.7	7.3	0.6	9.50
Q2	-	18	UK	124.2	(1)	34.1	85.1	5.0	8.50
Q3	-	1	TX	2.3		0.7	1.5	0.1	9.25
Q3	15	-	IN	211.0		18.0	180.2	12.8	9.50
Q3	9	-	TX	19.0	(3)	1.7	15.5	1.8	18.60
Total	25	20		$372.7		$55.7	$296.4	$20.6
(1)	Omega recorded a non-cash deferred tax liability and acquisition costs of approximately $8.2 million and $1.2 million, respectively, in connection with the acquisition.
(2)	The cash yield is based on the purchase price.
(3)	In July 2017, we transitioned nine SNFs formerly subject to a direct financing lease to another operator. As a result of terminating the direct financing lease, we wrote down the facilities to our original cost basis and recorded an impairment on the direct financing lease of approximately $1.8 million.

During the second quarter of 2017, we acquired two parcels of land which are not reflected in the table above for approximately $5.5 million with the intent of building new facilities for an existing operator.

Asset Sales, Impairments and Other

During the first quarter of 2017, we sold 15 facilities subject to operating leases for approximately $45.8 million in net proceeds recognizing a gain on sale of approximately $7.4 million. Eleven of the sold facilities were previously classified as held for sale. In addition, we recorded impairments of approximately $7.6 million on three facilities, one of which was reclassified to held for sale as of March 31, 2017.

During the second quarter of 2017, we sold three facilities subject to operating leases for approximately $18.3 million in net cash proceeds recognizing a loss on sale of approximately $0.6 million. Two of the sold facilities were previously classified as assets held for sale. In addition, we recorded impairments of approximately $10.1 million on six facilities.

During the second quarter of 2017, we sold five facilities previously classified as investments in direct financing leases and received net cash proceeds of approximately $27.3 million and recorded impairments of approximately $0.9 million in addition to the $2.4 million of impairment recorded in the first quarter of 2017.

During the third quarter of 2017, we sold two facilities subject to operating leases for approximately $5.7 million in net cash proceeds recognizing a gain on sale of approximately $0.7 million. One of the sold facilities was previously classified as an asset held for sale at June 30, 2017. In addition, we recorded impairments of approximately $15.3 million on five facilities (two were subsequently reclassified to held for sale). We also wrote off approximately $2.5 million of capitalized costs associated with the termination of a construction project with one of our operators.

During the third quarter of 2017, we sold two facilities previously classified as investments in direct financing leases and received net cash proceeds of approximately $5.8 million.

The foregoing recorded impairments were primarily the result of a decision to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties).

As of September 30, 2017, eight facilities, totaling $17.3 million are classified as assets held for sale. We expect to sell these facilities over the next twelve months.

In July 2017, we transitioned nine SNFs, representing all of the facilities subject to another direct financing lease with Orianna in the Texas region, to an existing operator of the Company pursuant to an operating lease. In connection with this transaction, we recorded the real estate properties at our original cost basis of approximately $19.0 million, eliminated our investment in the direct financing lease and recorded an impairment of approximately $1.8 million. In conjunction with this transaction, we also amended our Orianna Southeast region master lease in July 2017 to reduce the outstanding balance by $19.3 million. As a result of the amendment, we recorded an impairment of approximately $20.8 million in the third quarter of 2017.

Orianna has not satisfied the contractual payments due under the terms of the remaining two direct financing leases or the separate operating lease with the Company and the collectability of future amounts due is uncertain. The Company is in preliminary discussions with Orianna regarding future actions. Such actions may include a) the sale of some or all of the facilities, b) transitioning some or all of the facilities from Orianna to other operators and c) pursuing legal action to enforce the terms of the existing agreements.

During the third quarter of 2017, the Company recorded an allowance for loss of $171.9 million with Orianna covering 38 facilities in the Southeast region of the U.S. The amount of the allowance was determined based on the fair value of the facilities subject to the direct financing lease. To estimate the fair value of the underlying collateral, the Company utilized an income approach and Level 3 inputs. The Company considered current and projected operating performance of the facilities, projected rent, prevailing capitalization rates and coverages and bed values. Such assumptions are subject to change based on changes in market conditions and the ultimate resolution of this matter. Such changes could be significantly different than the currently estimated fair value and such differences could have a material impact on the Company’s financial statements.

The 39 facilities under our direct financing master leases with Orianna as of September 30, 2017 are located in seven states, predominantly in the southeastern U.S. (38 facilities) and Indiana (1 facility). Our recorded investment in these direct financing leases, net of the $171.9 million allowance, amounted to $337.7 million, as of September 30, 2017. For the three months ended September 30, 2017, we did not recognize any direct financing lease income from Orianna. We recognized total impairments on direct financing leases for the three and nine months ended September 30, 2017 of $194.7 million and $198.0 million, respectively.

At September 30, 2017, three of our operators were approximately 90 days or more past due on rent payments to the Company. The first operator, Orianna has fallen significantly behind on rent. While we have endeavored to assist in streamlining their operations, by completing the transition of the facilities in both the Northwest and Texas regions, the overall portfolio has continued to struggle and past due rent has increased. We are in active discussions with Orianna regarding the transition of some or all of their remaining portfolio to new operators. We believe that for some of the Orianna facilities new operators may be able to improve occupancy and reduce expenses; however, based on current facility performance, we anticipate that the current annual contractual rent of $46 million will likely be reduced to a range of $32 million to $38 million once the transition process is complete.

A second operator, Signature Healthcare (“Signature”) has also fallen approximately 90 days past due on rent, we believe primarily as a result of restrictions on their borrowing capacity. A large majority of Signature’s past due rent is covered by a letter of credit in excess of $9.0 million and guarantees from the principals of Signature. Despite their current liquidity concerns, we believe we have a path to continue our long standing relationship with Signature under a long term consensual restructure outside of a court-involved restructuring that involves multiple third-party constituents (i.e., Sabra Heath Care REIT, Inc., the United States Department of Justice, and other third-party claimants). The out of court restructuring may involve the following: (i) a certain amount of deferred rent, (ii) funding of capital expenditures and (iii) a working capital line of credit. While we cannot predict the ultimate outcome with these third-party constituents, we are optimistic that an out of court restructure can be realized.

During the third quarter of 2017, a third operator became past due on rent by approximately 90 days or more which has caused us to place them on a cash basis for revenue recognition. We have executed a Settlement and Forbearance Agreement with this operator which permits this operator to defer payments up to 23% of their current contractual rent during the fourth quarter of 2017, subject to certain conditions. Beginning in January 2018, we expect rent to return to the full contractual amount and that past due rent will begin to be repaid.

The Company believes the current performance of these three operators primarily reflects specific operator-related or localized issues rather than issues generally impacting the industry. The Company continues to closely monitor the performance of each of these three operators specifically, as well as industry trends and developments generally.

Liquidity and Capital Resources

At September 30, 2017, we had total assets of $8.9 billion, total equity of $3.9 billion and debt of $4.6 billion, representing approximately 54.1% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2017 and December 31, 2016, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

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

The Revolving Credit Facility bears interest at LIBOR plus an applicable percentage (with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Revolving Credit Facility matures on May 25, 2021, subject to an option by us to extend such maturity date for two, six month periods. The 2017 Omega Credit Agreement provides for the Revolving Credit Facility to be drawn in Euros, British Pounds Sterling, Canadian Dollars (collectively, “Alternative Currencies”) or U.S. Dollars, with a $900 million tranche available in U.S. Dollars and a $350 million tranche available in U.S. Dollars or Alternative Currencies. For purposes of the 2017 Omega Credit Facilities, references to LIBOR include the Canadian dealer offered rates for amounts offered in Canadian Dollars and any other Alternative Currency rate approved in accordance with the terms of the 2017 Omega Credit Agreement for amounts offered in any other non-London interbank offered rate quoted currency, as applicable. As of September 30, 2017, $365.0 million remains outstanding on the Revolving Credit Facility.

The U.S. Term Loan Facility and the Sterling Term Loan Facility bear interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The U.S. Term Loan Facility and the Sterling Term Loan Facility each mature on May 25, 2022. As of September 30, 2017, we had $425.0 million in borrowings outstanding under the U.S. Term Loan Facility, and £100.0 million (equivalent to $134.0 million in U.S. dollars) in borrowings outstanding under the Sterling Term Loan Facility.

For the three month period ending June 30, 2017, we recorded a non-cash charge of approximately $5.5 million relating to the write-off of deferred financing costs associated with the termination of the 2014 Omega Credit Agreement.

Amended 2015 Term Loan Facility

On May 25, 2017, Omega entered into an amended and restated credit agreement (the “Amended 2015 Credit Agreement”), which amended and restated our previous $250 million senior unsecured term loan facility (the “Amended 2015 Term Loan Facility”). The Amended 2015 Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 140 to 235 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. As of September 30, 2017, $250 million remains outstanding on the Amended 2015 Term Loan Facility. The Amended 2015 Term Loan Facility continues to mature on December 16, 2022. The Amended 2015 Credit Agreement permits us, subject to compliance with customary conditions, to add one or more incremental tranches to the Amended 2015 Term Loan Facility in an aggregate principal amount not exceeding $150 million.

Omega’s obligations under the 2017 Omega Credit Facilities and the Amended 2015 Term Loan Facility are jointly and severally guaranteed by Omega OP and any domestic subsidiary of Omega that provides a guaranty of any unsecured indebtedness of Omega for borrowed money evidenced by bonds, debentures, notes or other similar instruments in an amount of at least $50 million individually or in the aggregate.

2017 Omega OP Term Loan Facility

On May 25, 2017, Omega OP entered into a credit agreement (the “2017 Omega OP Credit Agreement”) providing it with a new $100 million senior unsecured term loan facility (the “2017 Omega OP Term Loan Facility”). The 2017 Omega OP Credit Agreement replaces the $100 million senior unsecured term loan facility obtained in 2015 (the “2015 Omega OP Term Loan Facility”) and the related credit agreement (the “2015 Omega OP Credit Agreement”). The 2017 Omega OP Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 Omega OP Term Loan Facility matures on May 25, 2022. As of September 30, 2017, $100 million in borrowings remains outstanding on the 2017 Omega OP Term Loan Facility. Among other things, proceeds from borrowings under the 2017 Omega OP Term Loan Facility were used to refinance existing indebtedness.

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

$500 Million Equity Shelf Program

For the three months ended September 30, 2017, we issued 0.5 million shares of our common stock at an average price of $31.73 per share, net of issuance costs, generating net proceeds of $15.6 million under our $500 million Equity Shelf Program. For the nine months ended September 30, 2017, we issued 0.7 million shares of our common stock at an average price of $30.92 per share, net of issuance costs, generating net proceeds of $22.2 million under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended September 30, 2017, approximately 0.3 million shares of our common stock at an average price of $30.39 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $10.4 million. For the nine months ended September 30, 2017, approximately 1.0 million shares of our common stock at an average price of $31.49 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $30.1 million.

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

For the three and nine months ended September 30, 2017, we paid dividends of approximately $126.8 million and $373.4 million to our common stockholders, respectively. The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by: (i) the number of facilities we lease or have mortgages on; (ii) rental and mortgage rates; (iii) our debt service obligations; (iv) general and administrative expenses and (v) our operators’ ability to pay amounts owed. The timing, source and amount of cash flows provided by or used in financing activities and in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in the capital markets environment may impact the availability of cost-effective capital and affect our plans for acquisition and disposition activity.

Cash and cash equivalents totaled $24.3 million as of September 30, 2017, a decrease of $69.4 million as compared to the balance at December 31, 2016. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $430.3 million of net cash flow for the nine months ended September 30, 2017, as compared to $457.2 million for the same period in 2016, a decrease of $27.0 million which is primarily due to an increase in contractual receivables from three operators.

Investing Activities – Net cash flow from investing activities was an outflow of $400.0 million for the nine months ended September 30, 2017, as compared to an outflow of $1.1 billion for the same period in 2016. The $734.8 million change in cash flow from investing activities related primarily to (i) a $614.5 million reduction in real estate acquisitions, (ii) a $152.5 million reduction from other investments – net primarily related to funding fewer other investments in 2017, (iii) a $27.2 million increase in direct financing leases – net, primarily from the sale of facilities and (iv) an increase of $11.0 million in distributions from our unconsolidated joint venture in 2017. Offsetting these changes were: (i) a $57.1 million decrease in collection of mortgages primarily related to the repayment of certain mortgages in 2016 and (ii) a $25.3 million increase in investments in construction in progress in 2017, as compared to the same period in 2016.

Financing Activities – Net cash flow from financing activities was an outflow of $100.0 million for the nine months ended September 30, 2017, as compared to an inflow of $704.7 million for the same period in 2016. The $804.7 million change in cash from financing activities was primarily related to (i) a net decrease of $773.0 million from long-term borrowings – net (ii) a decrease in net proceeds of $199.6 million from our dividend reinvestment plan in 2017, as compared to the same period in 2016, (iii) an increase of $39.8 million in dividends paid and (iv) an increase of $17.4 million in financing related costs in 2017, as compared to the same period in 2016. Offsetting these changes were: (i) a net increase in cash provided by our credit facility of $182.0 million and (ii) a $22.2 million increase in cash proceeds from the issuance of common stock in 2017, as compared to the same period in 2016.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2017, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

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

In connection with the preparation of this Form 10-Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega and Omega OP (for purposes of this Item 4 the “Companies”) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of September 30, 2017.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2017, Omega did not have any unregistered sales of equity securities.

Item 6–Exhibits

Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date:	November 7, 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	November 7, 2017	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date:	November 7, 2017	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	November 7, 2017	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

