Form 10-K
period 2017-12-31
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2018-02-23
CIK 888491, 1639315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

Omega Healthcare Investors, Inc. Yes ☐   No ☒       OHI Healthcare Properties Limited Partnership Yes ☐        No ☒

The aggregate market value of the common stock Omega Healthcare Investors, Inc. held by non-affiliates was $6,512,334,069 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $33.02 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 16, 2018, there were 198,589,565 shares of Omega Healthcare Investors, Inc. common stock outstanding. As of February 16, 2018, OHI Healthcare Properties Limited Partnership had no publicly traded voting equity and no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, is incorporated by reference in Part III herein.

EXPLANATORY NOTES

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which, all of Omega's assets are owned directly or indirectly, and all of Omega's operations are conducted directly or indirectly, by its subsidiary, Omega OP.

Parent directly owned approximately 96% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at December 31, 2017. Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement. The management of Parent consists of the same members as the management of Omega OP.

The financial results of Omega OP are consolidated into the financial statements of Omega. Omega has no significant assets other than its investments in Omega OP. Omega and Omega OP are managed and operated as one entity. Omega OP has no significant assets other than its interests in non-guarantor subsidiaries.

We believe it is important for investors to understand the few differences between Omega and Omega OP in the context of how we operate as a consolidated company. Omega acts as the general partner of Omega OP. Net proceeds from equity issuances by Parent are contributed to Omega OP in exchange for additional partnership units. Parent and Omega OP incur indebtedness. The net proceeds of the Parent’s borrowings are loaned to Omega OP. The outstanding senior notes and certain other debt of Parent is guaranteed by Omega OP.

The presentation of debt and related interest, including amounts accrued, stockholders’ equity, owners’ equity and noncontrolling interests are the main areas of difference between the consolidated financial statements of Omega and Omega OP. The differences between debt, stockholders’ equity and owners’ equity result from differences in the debt or equity issued at the Omega and Omega OP levels. With respect to owners’ equity, the units held by the partners in Omega OP other than the Parent are accounted for as owners’ equity in Omega OP’s financial statements and as noncontrolling interests in Omega’s financial statements. Although classified differently, total debt and equity of Omega and Omega OP are the same.

We believe combining the annual reports on Form 10-K of Omega and Omega OP into this single report results in the following benefits:

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

TABLE OF CONTENTS

PART I

Item 1 – Business

Overview; Recent Events

Omega Healthcare Investors, Inc. (“Omega”) was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. All of Omega's assets are owned directly or indirectly, and all of Omega's operations are conducted directly or indirectly, through its subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. No substantive assets were owned or activity occurred in Omega OP until the merger with Aviv REIT, Inc. on April 1, 2015. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega and Omega OP, collectively.

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

In April 2015, Aviv REIT, Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among Omega, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation (“OHI Holdco”), Omega OP, and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion and following the consummation of the Aviv Merger, all of Omega’s assets are held by Omega OP, through its equity interests in its subsidiaries. Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). On September 26, 2017, OHI Holdco, a wholly owned subsidiary of Omega and a co-general partner of Omega OP, was merged with and into Omega, resulting in Omega becoming the sole general partner of Omega OP. Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of December 31, 2017, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the outstanding Omega OP Units.

In 2017, we completed the following transactions totaling approximately $559 million in new investments:

•	$124 million of new investments with a new operator in U.K. The investments included 18 care homes (similar to ALFs in the U.S.) from an unrelated third party for $124.2 million (including a non-cash deferred tax liability of approximately $8.2 million) and leased them to a new operator. The 18 care homes were combined into a single 12-year master lease with two ten year renewal options. The master lease has an initial annual cash yield of 8.5% with 2.5% annual escalators.

•	$220 million of new investments with an existing operator. The investment included 15 SNFs for $211.0 million and a $9.4 million leasehold mortgage acquired from an unrelated third party. The 15 SNFs, located in Indiana, were being operated by an existing operator of the Company. The SNFs were added to the operator’s existing master lease with an initial annual cash yield of 9.5% with 2.5% annual escalators.

•	In addition to the aforementioned investments, we also acquired 7 SNFs and 2 ALFs for approximately $58.5 million throughout the U.S.

•	$11 million mortgage loan with an existing operator. The loan bears interest at an initial annual interest rate of 9.5% with 2.25% annual escalators.

•	$145 million of investments in our capital expenditure programs.

As of December 31, 2017, our portfolio of investments included 983 healthcare facilities located in 41 states and the U.K. and operated by 74 third-party operators. We use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties. This portfolio was made up of:

•	775 SNFs, 119 ALFs, 15 specialty facilities and one medical office building;
•	fixed rate mortgages on 47 SNFs and four ALFs; and

•	22 facilities closed or held for sale.

As of December 31, 2017, our investments in these facilities, net of impairments and reserves for uncollectible loans, totaled approximately $8.8 billion. In addition, we held other investments of approximately $276.3 million at December 31, 2017, consisting primarily of secured loans to third-party operators of our facilities and a $36.5 million investment in an unconsolidated joint venture.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com. The contents of our website are not incorporated by reference herein or in any of our filings with the SEC.

Summary of Financial Information

The following table summarizes our revenues by asset category for 2017, 2016 and 2015. (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 3 – Properties”, “Note 4 – Direct Financing Leases”, “Note 5 – Mortgage Notes Receivable” and “Note 6 – Other Investments”).

Revenues by Asset Category

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Core assets:
Rental income	$775,176	$743,885	$605,991
Income from direct financing leases	32,336	62,298	59,936
Mortgage interest income	66,202	69,811	68,910
Total core assets revenues	873,714	875,994	734,837
Other investment income - net	29,225	21,852	7,534
Miscellaneous income	5,446	2,981	1,246
Total operating revenues	$908,385	$900,827	$743,617

The following table summarizes our real estate assets by asset category as of December 31, 2017 and 2016:

Assets by Category

(in thousands)

	As of December 31,
	2017	2016
Core assets:
Buildings	$6,098,119	$6,090,294
Land	795,874	759,295
Furniture, fixtures and equipment	440,737	454,760
Site improvements	227,150	206,206
Construction in progress	94,080	55,803
Total real estate investments	7,655,960	7,566,358
Investments in direct financing leases - net	364,965	601,938
Mortgage notes receivable - net	671,232	639,343
Total core assets	8,692,157	8,807,639
Other investments - net	276,342	256,846
Investment in unconsolidated joint venture	36,516	48,776
Total real estate assets before held for sale assets	9,005,015	9,113,261
Assets held for sale - net	86,699	52,868
Total investments	$9,091,714	$9,166,129

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

We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures. The following summarizes our primary investment structures. The average annualized yields described below reflect existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of December 31, 2017, set forth below, are not necessarily indicative of future yields, which may be lower.

Triple-Net Operating Leases. Triple-net operating leases typically range from 5 to 15 years, plus renewal options. Our leases generally provide for minimum annual rentals that are subject to annual formula increases based on factors such as increases in the Consumer Price Index. At December 31, 2017, our average annualized yield from operating leases was approximately 9.2%.

Direct Financing Leases. In addition to our typical lease agreements, five of our leases are being accounted for as direct financing leases which include annual escalators. At December 31, 2017, our average annualized yield from the direct financing leases was approximately 9% (excluding our investments with Orianna Health Systems).

Fixed-Rate Mortgages. Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At December 31, 2017, our average annualized yield on these investments was approximately 9.8%.

The table set forth in “Item 2 – Properties” contains information regarding our properties and investments as of December 31, 2017.

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

Policies With Respect To Certain Activities. With respect to our capital requirements, we typically rely on equity offerings, debt financing and retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended (the “Code”) concerning taxability of undistributed REIT taxable income), or a combination of these methods. Our financing alternatives include bank borrowings, publicly or privately placed debt instruments, purchase money obligations to the sellers of assets or securitizations, any of which may be issued as secured or unsecured indebtedness.

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

The following discussion, to the extent it constitutes matters of law or legal conclusions (assuming the facts, representations and assumptions upon which the discussion is based are accurate), represents some of the material United States federal income tax considerations relevant to ownership of our securities. The sections of the Code relating to the qualification and operation as a REIT are highly technical and complex. The following discussion sets forth certain material aspects of those sections. The information in this section is based on, and is qualified in its entirety by the Code; the Tax Act (as defined in Item 1A. “Risk Factors” below); current, temporary and proposed Treasury Regulations (“Treasury Regulations”) promulgated under the Code; the legislative history of the Code; current administrative interpretations and practices of the Internal Revenue Service (“IRS”); and court decisions, in each case, as of the date of this report. In addition, the administrative interpretations and practices of the IRS include its practices and policies as expressed in private letter rulings, which are not binding on the IRS, except with respect to the particular taxpayers who requested and received those rulings. For purposes of the discussion below, the “Highest Regular Corporate Tax Rate” means 35% for taxable years beginning on or before December 31, 2017, and 21% for taxable years beginning after December 31, 2017.

General. We have elected to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 1992. We believe that we were organized and have operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will allow us to maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT. OHI Holdco was a wholly owned subsidiary of Parent and is a qualified REIT subsidiary for United States federal income tax purposes, and Omega OP is a pass through entity for United States federal income tax purposes.

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. However, we will be subject to certain federal income taxes as follows. First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 35% (21% for taxable years beginning after December 31, 2017) tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner. Second, for taxable years beginning before January 1, 2018, under certain circumstances, we may be subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders. Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the Highest Regular Corporate Tax Rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us, (i.e., when we are acting as a dealer), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but nonetheless have maintained our qualification as a REIT because certain other remedial requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability. Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary (“TRS”) that are not conducted on an arm’s-length basis. Eighth, if we acquire any asset that is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset (for dispositions made in taxable years beginning after December 31, 2016) during the 5-year period beginning on the date on which such asset was acquired by us (such period, the “recognition period”), then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the Highest Regular Corporate Tax Rate. The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

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

Subject to certain de minimis exceptions, we may avoid REIT disqualification in the event of certain failures under the asset tests, provided that (i) we file a schedule with a description of each asset that caused the failure, (ii) the failure was due to reasonable cause and not willful neglect, (iii) we dispose of the assets within 6 months after the last day of the quarter in which the identification of the failure occurred (or the requirements of the rules are otherwise met within such period) and (iv) we pay a tax on the failure equal to the greater of (A) $50,000 per failure and (B) the product of the net income generated by the assets that caused the failure for the period beginning on the date of the failure and ending on the date we dispose of the asset (or otherwise satisfy the requirements) multiplied by the Highest Corporate Tax Rate.

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

The availability to us of, among other things, depreciation deductions with respect to our owned facilities (which reduce our taxable income and the amount of our required dividend distributions) depends upon the determination that, for federal income tax purposes, we are the true owner of such facilities for federal income tax purposes, which is dependent on the classification of the leases to operators or our facilities as “true leases” rather than financing arrangements for federal income tax purposes. The determinations of whether (1) we are the owner of such facilities, and (2) the leases are true leases, for federal tax purposes are essentially factual matters. With the exception of certain financing arrangements for federal income tax purposes, we believe that we will be treated as the owner of each of the facilities that we lease, and such leases will be treated as true leases for federal income tax purposes. However, no assurances can be given that the IRS will not successfully challenge our status as the owner of our facilities subject to leases, and the status of such leases as true leases, asserting that the purchase of the facilities by us and the leasing of such facilities merely constitute steps in secured financing transactions in which the lessees are owners of the facilities and we are merely a secured creditor. In such event, we would not be entitled to claim depreciation deductions with respect to any of the affected facilities. As a result, we might fail to meet the 90% distribution requirement or, if such requirement is met, we might be subject to corporate income tax or the 4% excise tax.

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

Failure to Qualify. If we fail to qualify as a REIT in any taxable year, and the reasonable cause relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax with respect to taxable years beginning before January 1, 2018) on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify will not be deductible, and our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders. In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable as dividend income, to the extent of our current and accumulated earnings and profits. However, in such a case, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction with respect to dividends that we make, and in the case of an individual, trust, or an estate, dividends are treated the same as capital gain income, which currently is subject to a maximum income tax rate that is lower than regular income tax rates. In addition, in the case of an individual, trust or an estate, to the extent such taxpayer’s unearned income (including dividends) exceeds certain threshold amounts, the Medicare Tax on unearned income also will apply to dividend income. Unless entitled to relief under specific statutory provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to such statutory relief. Failure to qualify could result in our incurring indebtedness or liquidating investments to pay the resulting taxes.

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

Some of the subsidiaries are classified as qualified REIT subsidiaries, which we refer to as QRSs. Code Section 856(i) provides that a corporation that is a QRS shall not be treated as a separate corporation, and all assets, liabilities, and items of income, deduction, and credit of a qualified REIT subsidiary shall be treated as assets, liabilities and such items (as the case may be) of the REIT. Thus, in applying the tests for REIT qualification described above, the QRSs will be ignored, and all assets, liabilities and items of income, deduction, and credit of such QRSs will be treated as our assets, liabilities and items of income, deduction, and credit.

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

Healthcare Reform. A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). The new administration has brought several Congressional efforts to repeal and replace the Affordable Care Act. Under any new legislation, we expect additional rules, regulations and interpretations to be issued that may materially affect our operators’ financial condition and operations. Even if the Healthcare Reform Law is not ultimately amended or repealed, the new administration could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the new administration that would impact the current implementation of the Healthcare Reform Law remains uncertain. Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended or repealed.

Reform Requirements for Long-Term Care Facilities. On October 4, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule modifying the conditions of participation in Medicare and Medicaid for SNFs. CMS stated that the regulations, last updated in 1991, were “necessary to reflect the substantial advances that had been made over the past several years in the theory and practice of service delivery and safety” within long-term care. The extensive modifications require SNFs to implement new processes; make changes to current practices; and create new policies and procedures within a short timeframe to remain in compliance with their conditions for participation. Changes include provisions related to staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others. While many of the regulations became effective on November 28, 2016, some of the regulations became effective in Phase 2 on November 28, 2017, with others becoming effective in Phase 3, beginning on November 28, 2019. According to CMS, it is estimated that the average cost for a SNF to implement the new regulations is estimated to be $62,900 the first year and $55,000 each year thereafter. Further, CMS delayed for eighteen months the imposition of any fines for failure to implement Phase 2 of the new “Requirements of Participation” implemented in November 2017. CMS also announced a freeze on the inspection star ratings for any surveys occurring between November 28, 2017 and November 27, 2018.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. While the federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016, the federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years. Although the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs, as of February 5, 2018, thirty-two (32) states and the District of Columbia have expanded Medicaid eligibility with additional states continuing to consider expansion.

Medicare. On July 31, 2017, CMS issued a final rule regarding the fiscal year (“FY”) 2018 Medicare payment rates and quality payment programs for SNFs, which continues the trend of shifting Medicare payments from volume to value. Proposed aggregate payments to SNFs effective October 1, 2017 for FY 2018 are expected to increase by $370 million, or 1.0%, over FY 2017 payments. This reimbursement increase is attributable to a 1.0% market basket increase as required under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) after application of the productivity adjustment. Additionally, as mandated by the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”), the annual update is reduced by 2 percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program (“QRP”), beginning with FY 2018. The application of this penalty to those SNFs that do not meet the requirements for the FY 2018 SNF QRP would produce a market basket index percentage change that is less than zero and would also result in FY 2018 payment rates that are less than such payment rates for the preceding fiscal year. Similarly, a value-based purchasing program under the 2014 Protecting Access to Medicare Act (“PAMA”) legislation discounts SNF Medicare Fee-for-Service (“FFS”) payments by 2% commencing on October 1, 2018 (FY 2019), with reimbursement of those discounts to SNF based on comparative rehospitalization metrics. Beginning on October 1, 2018, the “Bipartisan Budget Act of 2018” will freeze the market basket update at 2.4% prior to application of any penalty adjustment for failure to meet the requirements of the SNF QRP. This freeze could reduce Medicare reimbursements to SNFs which could have a material adverse effect on our operators’ financial condition and operations, adversely impacting their ability to meet their obligations to us.

On April 27, 2017, CMS released an Advanced Notice of Proposed Rulemaking (“ANPRM”) to replace the SNF PPS RUG-IV case-mix classification methodology, which forms the basis for SNF payment, with the Resident Classification System, Version I (RCS-I), as early as FY 2019. The RCS-I case-mix model, removes service-based metrics from the SNF PPS and provides for payment, almost exclusively, from objective resident characteristics. CMS extended the comment period on the ANPRM from June 26, 2017 to August 25, 2017 in response to requests from national industry organizations for additional time to analyze this potentially far-reaching proposal. Notably, CMS’ overall model is designed to be budget-neutral with the current system. As of February 5, 2018, CMS has not issued a proposed rule to replace the SNF PPS RUG-IV case-mix classification methodology.

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

Furthermore, while the exceptions review process for therapy caps stipulated by MACRA expired December 31, 2017, the Bipartisan Budget Act of 2018 permanently repealed the therapy caps and the exceptions review process that applied to Medicare Part B therapy coverage as of January 1, 2018. The industry estimates that these changes may potentially (i) result in the restoration of Medicare Part B SNF revenues that would have declined had the therapy caps remained in place and (ii) permit continued necessary services to maintain beneficiary quality of care levels. However, it reduced the reimbursement rate for Medicare Part B therapy services performed by therapy assistants to 85% of the physician fee schedule beginning January 1, 2022 which may offset some of the additional expenses. The Bipartisan Budget Act of 2018 also restored the limited post-pay claims review process and eliminated a threat to future SNF Medicare payment rates by ending the “Independent Payment Advisory Board” which was tasked with cutting future Medicare rates.

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

However, CMS released a final rule on December 1, 2017 to be effective January 1, 2018 to significantly scale back mandatory participation in the bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures that went into effect on April 1, 2016, and was mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System that are located in the 67 selected metropolitan statistical areas (“MSAs”). Under the final rule, CJR program participation will be voluntary for the eligible hospitals in 33 of the MSAs currently covered by the program beginning in February 2018. The CJR program will remain mandatory in the 34 MSAs for the remainder of the program, with an exception for certain low volume and rural hospitals. CMS anticipates the number of mandatory participating hospitals to decrease from approximately 700 under this rule. SNFs receiving Medicare revenues related to hospital discharges subject to CJR bundled payment programs in the identified geographic areas could be either positively or negatively affected by the CJR bundled payment program.

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

Office of the Inspector General Activities. The Office of Inspector General’s (the “OIG”) Work Plan for government fiscal year 2017, which describes projects that the OIG plans to address during the fiscal year, includes seven projects related specifically to nursing homes: (1) determining to what extent State agencies investigate serious nursing home complaints within the required timeframes; (2) unreported incidents of potential abuse and neglect in SNFs; (3) review of SNF Medicare reimbursement documentation (determine if it meets requirements for each particular resource utilization group); (4) the SNF Adverse Event Screening Tool, which will disseminate practical information about the SNF Adverse Event Trigger Tool; (5) review of the National Background Check Program for long-term care employees; (6) compliance with the SNF prospective payment system requirement related to a three-day qualifying inpatient hospital stay; and (7) review of potentially avoidable hospitalizations of Medicare and Medicaid-Eligible nursing facility residents and prevention and detection services provided by nursing homes. Additionally, regional Recovery Audit Contractor program auditors along with the Office of Inspector General and Department of Justice will also continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges. In order to enhance transparency around the OIG’s continuous work planning efforts, effective June 15, 2017, the OIG began updating its Work Plan website monthly. In addition to the seven projects identified on the fiscal year 2017 Work Plan, subsequent updates indicate that the OIG would review whether ambulance services paid by Medicare Part B were subject to Part A SNF consolidated billing requirements.

Department of Justice. SNFs are under intense scrutiny for the quality of care being rendered to residents and appropriate billing practices. The Department of Justice launched ten regional Elder Justice Task Forces in 2016 which are coordinating and enhancing efforts to pursue SNFs that provide grossly substandard care to their residents. They are also focusing on therapy billing issues. These Task Forces are composed of representatives from the U.S. Attorneys’ Offices, State Medicaid Fraud Control Units, state and local prosecutors’ offices, U.S. Department of Health and Human Services (“HHS”), State Adult Protective Services agencies, Long Term Care Ombudsmen programs, and law enforcement.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights. HHS continued its auditing program in 2016 to assess compliance efforts by covered entities and business associates. Through a second phase of audits, which commenced for covered entities in July 2016, HHS focused on a review of policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules. Covered entities and business associates selected for a desk audit in 2016 have the potential to be selected for an on-site audit.

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

Executive Officers of Our Company

Biographical information regarding our executive officers and their ages as of February 1, 2018 are set forth below:

C. Taylor Pickett (56) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett has also been a member of the board of trustees of Corporate Office Properties Trust, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (54) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

Steven J. Insoft (53) is our Chief Corporate Development Officer and has served in this capacity since April 1, 2015. Mr. Insoft served as President and Chief Operating Officer of Aviv REIT, Inc. since 2012, while previously serving as Chief Financial Officer and Treasurer. Prior to joining Aviv REIT, Inc. in 2005, Mr. Insoft spent eight years as a Vice President and Senior Investment Officer of Nationwide Health Properties, Inc., a publicly-traded REIT. Before that, he was President and Chief Financial Officer of CMI Senior Housing & Healthcare, Inc., a privately-held nursing home and assisted living facility operations and development company, for seven years.

Robert O. Stephenson (54) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (49) is our Chief Accounting Officer and has served in this capacity since February 2007. From April 2005 to February 2007, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller of Newell Rubbermaid Inc., and from August 2002 to April 2005, Mr. Ritz served as the Director, Financial Reporting of Newell Rubbermaid Inc. From July 2001 through August 2002, Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc.

As of December 31, 2017, we had 59 full-time employees, including the five executive officers listed above.

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

•	Reimbursement; Medicare and Medicaid. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform,” “– Reimbursement Generally,” “– Medicaid,” and “– Medicare,” and the risk factor entitled “Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced” for a further discussion on governmental and third-party payor reimbursement and the associated risks presented to our operators. Failure to maintain certification in these programs would result in a loss of reimbursement from such programs and could result in a reduction in an operator’s revenues and operating margins, thereby negatively impacting an operator’s ability to meet its obligations to us.

•	Quality of Care Initiatives. The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators, including a quality rating system for nursing homes. See “Item 1. Business – Government Regulation and Reimbursement – Quality of Care Initiatives.” Any unsatisfactory rating of our operators under any rating system promulgated by the CMS could result in the loss of our operators’ residents or lower reimbursement rates, which could adversely impact their revenues and our business.

•	Licensing and Certification. Our operators and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. See “Item 1. Business – Government Regulation and Reimbursement – Licensing and Certification.” Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. Failure to obtain any required licensure or certification, the loss or suspension of any required licensure or certification, or any violations or deficiencies with respect to relevant operating standards may require a facility to cease operations or result in ineligibility for reimbursement until the necessary licenses or certifications are obtained or reinstated, or any such violations or deficiencies are cured. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently. Additionally, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, closure or change of ownership of certain healthcare facilities, which has the potential to impact some of our operators’ abilities to expand or change their businesses. Further, Medicare and Medicaid provider approvals, as applicable, may be needed prior to an operator’s change of ownership.

•	Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts and are subject to change. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud investigations and initiatives against healthcare providers, and provide for, among other things, claims to be filed by qui tam relators. See “Item 1. Business – Government Regulation and Reimbursement – Fraud and Abuse.” The violation by an operator of any of these extensive laws or regulations, including the Anti-kickback statute, False Claims Act and the Stark Law, could result in the imposition of criminal fines and imprisonment, civil monetary penalties, and exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties, in addition to expending considerable resources responding to an investigation or enforcement action, could adversely affect an operator’s financial position and jeopardize an operator’s ability to make lease or mortgage payments to us or to continue operating its facility. Additionally, many states have adopted or are considering legislative proposals similar to the federal anti-fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to third-party payors, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of whether the service was reimbursed by Medicare or Medicaid.

•	Privacy Laws. Our operators are subject to federal, state and local laws and regulations designed to protect the privacy and security of patient health information, including HIPAA, among others. See “Item 1. Business – Government Regulation and Reimbursement – Privacy.” These laws and regulations require our operators to expend the requisite resources to protect and secure patient health information, including the funding of costs associated with technology upgrades. Operators found in violation of HIPAA or any other privacy or security law may face significant monetary penalties. In addition, a breach of unsecured protected health information could cause reputational harm to an operator’s business in addition to a material adverse effect on the operator’s financial position and cash flows.

•	Other Laws. Other federal, state and local laws and regulations affect how our operators conduct their operations. See “Item 1. Business – Government Regulation and Reimbursement – Other Laws and Regulations.” We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.

•	Legislative and Regulatory Developments. Each year, legislative and regulatory proposals are introduced at the federal, state and local levels that, if adopted, would result in major changes to the healthcare system. See “Item 1. Business – Government Regulation and Reimbursement” in addition to the other risk factors set forth below. We cannot accurately predict whether any proposals will be adopted, and if adopted, what effect (if any) these proposals would have on our operators or our business. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of new laws and regulations, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected. Changes to, or repeal of, the Healthcare Reform Law could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the Healthcare Reform Law is not amended or repealed, changes impacting implementation of the Healthcare Reform Law, could materially and adversely affect our financial position or operations. However, the ultimate content, timing or effect of any potential future legislation cannot be predicted.

Alternative payment models require certain changes to reimbursement and studies of reimbursement policies that may adversely affect payments to SNFs.

Alternative payment models, as well as other legislative initiatives included in the Protecting Access to Medicare Act of 2014 and other laws introduced by Congress, have the potential to affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, setting reimbursement caps, implementing value-based purchasing and payment bundling, and studying the appropriateness of restrictions on payments for health care acquired conditions. Several commercial payors have expressed an intent to pursue certain value-based purchasing models and initiatives. These provisions are in various stages of implementation. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform,” “– Reimbursement Generally,” and “– Medicare.” Although we cannot accurately predict the extent to which or how such provisions may be implemented, or the effect any such implementation would have on our operators or our business, these provisions could result in decreases in payments to our operators, increase our operators’ costs or otherwise adversely affect the results of operations or financial condition of our operators, thereby negatively impacting their ability to meet their obligations to us.

The Healthcare Reform Law imposes additional requirements on SNFs regarding compliance and disclosure.

The Healthcare Reform Law requires SNFs to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. HHS included in Final Rule published on October 4, 2016 the requirement for operators to implement a compliance and ethics program as a condition of participation in Medicare and Medicaid. Long-term care facilities, including SNFs, have until November 28, 2019 to comply. See “Item 1. Business – Government Regulation and Reimbursement – Reform Requirements for Long-Term Care Facilities” for a further discussion of the reform requirements set forth in the Final Rule. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.

Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced or modified.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Additionally, reimbursement from governmental and other third party payors could be reduced as part of retroactive adjustments during claims settlement processes or as result of post-payment audits. See “Item 1. Business – Government Regulation and Reimbursement – Reimbursement Generally,” “– Medicaid,” and “– Medicare.” We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us. However, significant limits on the scope of services reimbursed and on reimbursement rates, as well as changes in reimbursement policies or other measures altering payment methodologies for services provided by our operators, could have a material adverse effect on our operators’ results of operations and financial condition, which could cause the revenues of our operators to decline and negatively impact their ability to meet their obligations to us.

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

Government spending cuts or modifications could lead to a reduction in Medicare and Medicaid reimbursement.

Approved or proposed cost-containment measures, spending cuts and tax reform initiatives have resulted or could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Any such federal legislation that reduces reimbursement payments to healthcare providers could have a material adverse effect on certain of our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us. Additionally, as a result of state budget crises and financial shortfalls, many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a freeze on Medicaid rates or a reduction in reimbursement rates for our operators. See “Item 1. Business – Government Regulation and Reimbursement – Reimbursement Generally,” “– Medicaid,” and “– Medicare.” These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs. Potential reductions in Medicare and Medicaid reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent or mortgage payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Medicaid enrollment may continue to increase in the future, as the Healthcare Reform Law allowed states to increase the number of people who are eligible for Medicaid in 2014. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Taxation

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

If we were to fail to qualify as a REIT in any taxable year, as a result of a determination that we failed to meet the annual distribution requirement or otherwise, we would be subject to federal income tax, including, with respect to taxable years beginning before January 1, 2018, any applicable alternative minimum tax, on our taxable income at regular corporate rates with respect to each such taxable year for which the statute of limitations remains open. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability for the years involved, which could significantly impact our financial condition.

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

There is a risk of changes in the tax law applicable to REITs.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us, our properties, or our shareholders. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions). The Tax Act resulted in the broadest rewrite of the Code since 1986 and will have a broad impact across industries and taxpayers, including REITs and their shareholders. These changes will impact us and our shareholders in various ways (as further described below), some of which are adverse or potentially adverse compared to prior law. The IRS has issued limited guidance with respect to the provisions of the Tax Act, and there are numerous interpretive issues that will require guidance. It is likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

Certain provisions of the Tax Act could require us to increase our distributions to stockholders in order to maintain REIT status or to avoid entity-level taxes.

There are a number of provisions included in the Tax Act that will impact the computation of our taxable income before the deduction for dividends paid to our shareholders (i.e., our undistributed taxable income), which likely will impact, favorably or unfavorably, the amount we will be required to distribute annually as dividends in order to maintain REIT status or avoid an entity-level liability for U.S. federal income tax on our undistributed taxable income.

The provisions of the Tax Act likely to have the greatest impact on the computation of our undistributed taxable income are (i) the 30% limitation on the deduction for our interest expense, which limitation may be avoided if we elect to use the alternative depreciation system to depreciate our real property and qualified improvements thereto, ii) the provisions requiring revenue recognition in conformity with the Company’s applicable financial statements, (iii) the provisions allowing for full expensing of qualified property placed in service prior to 2022 (this deduction is reduced by 20% per year beginning in 2023), and (iv) limitations imposed on the deductibility of performance-based compensation paid to the principal executive and financial officers, and our next three (3) highest compensated officers. Other provisions that could have a lesser impact on our undistributed taxable income include, for example, additional limitations on the deductions for certain travel and entertainment expenses and lobbying expenses before local governmental bodies.

To the extent that the deductibility of certain of our expenses is limited or the acceleration of revenue recognition is required by the Tax Act (as discussed above), there would be an increase in the amount we are required to distribute annually to our shareholders to avoid entity-level taxation but would not result in any corresponding increase in our cash available for distribution as dividends. On the other hand, depending on the manner in which the acquisition of property is financed, the full expensing rules could have the opposite impact – i.e., decreasing the amount we are required to distribute annually without any corresponding decrease in our cash available for distribution as dividends.

The ultimate impact of the Tax Act may differ from our description herein due to changes in interpretations, as well as additional regulatory guidance that may be issued. Investors are strongly urged to consult their own tax advisors regarding the potential impact of the Tax Act on the U.S. federal income tax consequences applicable to investors based on their particular circumstances.

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

Market volatility may adversely affect the market price of our common stock. As with other publicly traded securities, the share price of our stock depends on many factors, which may change from time to time, including:

•	the market for similar securities issued by REITs;
•	changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•	our ability to meet analysts’ estimates;
•	prevailing interest rates;
•	our credit rating;
•	changes in legal and regulatory taxation obligations;
•	litigation and regulatory proceedings;
•	general economic and market conditions; and
•	the financial condition, performance and prospects of us, our tenants and our competitors.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2017, our real estate investments included long-term care facilities and rehabilitation hospital investments, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) mortgages on facilities that are operated by the mortgagors or their affiliates. The properties are located in 41 states and the United Kingdom and are operated by 74 operators. We use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and or operate our properties. In some cases, our tenants and mortgagors contract with a healthcare operator to operate the facilities. The following table summarizes our property investments as of December 31, 2017:

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Real Estate Investment (in thousands)
Operating Lease Facilities(1)
Maplewood Real Estate Holdings, LLC	1,207	14	$579,467
Signature Holdings II, LLC	6,703	60	531,335
Saber Health Group	4,525	43	485,312
Ciena Healthcare	3,521	36	461,020
CommuniCare Health Services, Inc.	4,366	34	437,733
Daybreak Venture, LLC	5,103	58	357,724
Genesis HealthCare	5,691	50	337,545
Health and Hospital Corporation	4,606	44	304,711
Diversicare Healthcare Services	4,263	35	278,188
Healthcare Homes	1,828	35	277,352
EmpRes Healthcare Group, Inc.	2,168	26	253,883
Airamid Health Management	4,347	37	246,361
Gulf Coast Master Tenant I, LLC	2,514	20	219,149
S&F Management Company, LLC	1,920	15	217,073
Fundamental Long Term Care Holding, LLC	2,870	26	205,523
Sun Mar Healthcare	1,268	11	179,219
Mission Health	1,257	19	135,295
Affiliates of Capital Funding Group, Inc.	884	9	134,198
Gold Care	960	18	130,129
Guardian LTC Management Inc.	1,655	23	125,971
Preferred Care, Inc.	1,607	16	123,136
Consulate Health Care	2,024	17	104,115
Nexion Health Inc.	1,961	19	93,430
Trillium Healthcare Group	1,299	17	89,296
Providence Group, Inc.	864	10	86,540
Essex Healthcare Corporation	1,177	13	83,012
Peregrine Health Services, Inc.	624	4	72,779
Civitas Senior Healthcare	385	3	67,961
TenInOne Acquisition Group, LLC	1,176	8	67,758
Pinon Management, LLC	869	9	62,180
Sovran Management Company, LLC	635	4	61,318
Swain/Herzog	1,008	9	59,746
Trinity HealthCare	887	12	55,339
Prestige Care, Inc.	542	8	55,111
CareMeridian	189	16	53,038
Bridgemark Healthcare LLC	1,134	11	51,176
Focused Post Acute Care Partner II, LLC	639	7	50,174
Lakeland Holding Company	453	2	48,047
Southern Administrative Services, LLC	1,084	11	44,843
Orianna	489	4	44,700
StoneGate Senior Care LP	703	7	39,384
Cardinal Care Management, Inc.	185	2	28,629
Sava Senior Care, LLC	331	2	27,937
Physician's Hospital Group	67	3	23,394
Fellowship Senior Living	214	3	23,369
Lion Health Centers	162	1	20,458

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Real Estate Investment (in thousands)
Operating Lease Facilities(1)
Reliance Health Care Management, Inc.	138	1	19,333
Transitions Healthcare, LLC	135	1	15,365
Orion Operating Services	93	1	15,250
CareRite Centers	176	1	14,400
Health Systems of Oklahoma LLC	407	3	12,470
Washington N&R	239	2	12,144
Health Dimensions	83	1	11,220
Phoenix Senior Living	125	2	10,800
Care Initiatives, Inc.	188	1	10,347
Regional Health Properties, Inc.	301	2	10,000
HI-Care Mgmt	278	3	9,755
Ensign Group, Inc.	271	3	9,656
Markleysburg Healthcare Investors, LP	207	2	8,926
Covenant Care	102	1	8,610
Community Eldercare Services, LLC	100	1	7,572
NuCare	94	1	7,000
UltraCare Healthcare, LLC	141	3	7,000
AMFM	150	2	5,786
Sante Operations	52	1	5,750
Southwest LTC	150	1	5,100
HMS Holdings at Texarkana, LLC	114	1	4,281
Hidden Acres Healthcare	102	1	3,147
Life Generations Healthcare, Inc.	59	1	3,007
Hickory Creek Healthcare Foundation	63	1	2,834
Safe Haven Healthcare	37	1	1,270
Closed	-	-	879
	86,169	869	7,655,960
Assets Closed or Held for Sale
Affiliates of Capital Funding Group, Inc.	1,060	12	61,978
Reliance Health Care Management, Inc.	194	2	9,128
CommuniCare Health Services, Inc.	120	2	7,658
Hope Healthcare	232	3	6,286
Ide Management Group, LLC	232	2	1,584
Mission Health	-	1	65
	1,838	22	86,699
Investment in Direct Financing Leases
Orianna	4,009	38	337,705
Reliance Health Care Management, Inc.	120	1	15,458
Sun Mar Healthcare	83	1	11,481
Markleysburg Healthcare Investors, LP	52	1	321
	4,264	41	364,965
Mortgages(2)
Ciena Healthcare	3,825	35	476,319
Guardian LTC Management Inc.	808	9	112,500
CommuniCare Health Services, Inc.	455	3	35,964
Phoenix Senior Living	100	2	29,781
Saber Health Group	99	1	12,001
Maplewood Real Estate Holdings, LLC	-	-	3,195
Benchmark Healthcare	79	1	1,472
	5,366	51	671,232
Total	97,637	983	$8,778,856

(1)	Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.

(2)	In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our real estate investments by state as of December 31, 2017:

Location	Number of Facilities	Number of Operating Beds	Gross Real Estate Investment (in thousands)	% of Gross Real Estate Investment
Texas	115	11,490	$816,800	9.30%
Florida	94	11,268	800,718	9.12%
Ohio(1)	75	7,328	720,272	8.20%
Michigan	49	5,093	627,704	7.15%
Indiana	65	6,916	582,818	6.64%
California	54	4,432	496,984	5.66%
Pennsylvania	43	4,011	470,145	5.36%
United Kingdom	53	2,788	407,481	4.64%
Tennessee	40	5,077	331,053	3.77%
North Carolina	32	3,517	268,975	3.06%
Virginia	17	2,234	268,254	3.06%
Connecticut	6	494	245,826	2.80%
Kentucky	31	2,787	244,758	2.79%
South Carolina	22	2,338	229,739	2.62%
Arkansas(1)	31	2,953	190,676	2.17%
Massachusetts	10	1,085	187,445	2.14%
Mississippi	19	2,017	161,441	1.84%
New York	-	-	159,103	1.81%
Washington	18	1,406	152,399	1.74%
Maryland	12	1,642	143,353	1.63%
Colorado	14	1,577	107,900	1.23%
Arizona	10	1,052	97,864	1.11%
Missouri	19	1,989	92,403	1.05%
Georgia	13	1,314	85,460	0.97%
West Virginia	11	1,255	75,981	0.87%
New Mexico	8	727	70,563	0.80%
Louisiana	14	1,334	69,106	0.79%
Minnesota	3	548	67,380	0.77%
Nevada	6	650	64,323	0.73%
Kansas	17	843	63,154	0.72%
Iowa	10	719	62,891	0.72%
Illinois(1)	15	1,494	60,478	0.69%
Idaho	8	687	55,609	0.63%
Oregon	6	360	52,863	0.60%
Alabama	9	1,081	48,089	0.55%
Rhode Island	4	558	43,534	0.50%
Wisconsin(1)	8	662	43,455	0.49%
Oklahoma	9	842	40,897	0.47%
Nebraska	7	650	24,742	0.28%
New Hampshire	3	221	23,082	0.26%
Montana	2	105	13,018	0.15%
Vermont	1	93	6,925	0.08%
New Jersey	-	-	3,195	0.04%
Total	983	97,637	$8,778,856	100.0%

(1)	These states each include a facility/property that is classified as held for sale as of December 31, 2017.

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location. Our portfolio includes healthcare properties located in 41 states and the U.K. In addition, the majority of our rental, direct financing lease and mortgage income are generally derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 74 different public and private healthcare providers and/or managers. Except for Ciena Healthcare (11%), Maplewood Real Estate Holdings, LLC (7%), Signature Holdings II, LLC (6%), Saber Health Group (6%) and CommuniCare Healthcare Services, Inc. (5%), which together hold approximately 35% of our portfolio (by investment), no other single tenant holds greater than 5% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. At December 31, 2017, approximately 87% of our operating leases, approximately 93% of our mortgages and approximately 99% of our direct financing leases have primary terms that expire after 2022. The majority of our leased real estate properties are leased under provisions of master lease agreements. We also lease facilities under single facility leases. The initial terms of our operating leases typically range from 5 to 15 years, plus renewal options. Our direct financing leases have initial terms in excess of 20 years.

All of our leased properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our operating lease agreements as of December 31, 2017 by year without giving effect to any renewal options:

Expiration Year	Annualized Straight-line Rental Revenue Expiring	Number of Leases Expiring
($ in thousands)
2018	$32,355	4
2019	434	5
2020	4,039	8
2021	5,795	19
2022	50,684	24
2023	35,129	18
2024	49,152	6
2025	20,363	6
2026	16,205	8
Thereafter	524,339	47
Total	$738,495	145

Item 3 - Legal Proceedings

On November 16, 2017, a purported securities class action complaint captioned Dror Gronich v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and certain of its officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-08983-NRB. On November 17, 2017, a second purported securities class action complaint captioned Steve Klein v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and the same officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-09024-NRB. Both lawsuits purport to be class actions brought on behalf of shareholders who acquired the Company’s securities between February 8, 2017 and October 31, 2017. Both complaints allege that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts, about the Company’s business, operations, and prospects, including regarding the financial and operating results of certain of the Company’s operators, the ability of certain operators to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The complaints, which purport to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seek an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

On January 16, 2017, four plaintiffs and one group of plaintiffs acting jointly filed motions for consolidation of the two actions, appointment of counsel, and appointment of lead plaintiff. They are: (i) The Hannah Rosa Trust; (ii) Patricia Zaborowski, Hong Jun, Cynthia Peterson, Simona Vacchieri, and Glenn Fausz (self-defined as the “Omega Investor Group”); (iii) Royce Setzer; (iv) Carpenters Pension Fund of Illinois; and (v) Glenn Fausz. The Omega Investor Group and The Hannah Rosa Trust thereafter withdrew their applications. The motions are pending before the Court.

Although the Company denies the material allegations of the two complaints and intends to vigorously pursue its defense, we are in the very early stages of this litigation and are unable to predict the outcome of the case or to estimate the amount of potential costs.

In addition, we are subject to various other legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Omega

Market Information and Distributions

Shares of Omega common stock are traded on the New York Stock Exchange under the symbol “OHI.” The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends declared per common share:

2017				2016
Quarter	High	Low	Dividends Declared Per Share	Quarter	High	Low	Dividends Declared Per Share
First	$33.17	$30.55	$0.62	First	$35.97	$26.96	$0.57
Second	35.14	30.46	0.63	Second	35.94	30.58	0.58
Third	33.85	29.98	0.64	Third	38.09	32.22	0.60
Fourth	32.32	26.43	0.65	Fourth	35.40	28.11	0.61
			$2.54				$2.36

The closing price for Omega common stock on the New York Stock Exchange on February 16, 2018 was $26.74 per share. As of February 16, 2018 there were 198,589,565 shares of Omega Healthcare Investors, Inc. common stock outstanding with approximately 3,047 registered holders.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	2,201,397	$—	1,561,923
Equity compensation plans not approved by security holders	—	—	—
Total	2,201,397	$—	1,561,923

(1)	Reflects (i) 109,985 restricted stock units that were granted on March 31, 2015, (ii) 38,914 restricted stock units that were granted on April 1, 2015, (iii) 128,006 restricted stock units that were granted on March 17, 2016, (iv) 675,716 shares that could be issued if certain performance conditions are achieved related to the March 17, 2016 award of performance restricted stock units, (v) 140,416 restricted stock units that were granted on January 1, 2017, (vi) 685,064 shares that could be issued if certain performance conditions are achieved related to the January 1, 2017 award of performance restricted stock units and, (vii) 423,296 shares in respect of outstanding deferred stock units.
(2)	No exercise price is payable with respect to the restricted stock units and performance restricted stock units.
(3)	Reflects shares of common stock remaining available for future awards under our 2013 Stock Incentive Plans.

During the fourth quarter of 2017, we purchased 847 outstanding shares of Omega common stock from employees to pay the withholding taxes related to the vesting of restricted stock.

Issuer Purchases of Common Stock

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may be Purchased Under these Plans or Programs
October 1, 2017 to October 31, 2017	-	$-	-	-
November 1, 2017 to November 30, 2017	847	28.06	-	-
December 1, 2017 to December 31, 2017	-	-	-	-
Total	847	$28.06	-	-

(1)	Represents shares purchased from employees to pay the withholding taxes related to the vesting of restricted stock. The shares were not part of a publicly announced repurchase plan or program.

Unregistered Sales of Equity Securities and Use of Proceeds

In 2017, Omega issued an aggregate of 89,397 shares of Omega common stock, in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. None of these transactions occurred in the quarterly reporting period ended December 31, 2017. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), based upon factual representations received from the limited partners who received the Omega common stock.

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

Omega OP

Market Information

There is no established trading market for common equity of Omega OP. The number of holders of record of Omega OP Units was 124 as of December 31, 2017.

Distributions

The following table sets forth for the periods indicated, the distributions declared on Omega OP Units:

2017		2016

Quarter	Distributions Declared Per Share	Quarter	Distributions Declared Per Share
First	$0.62	First	$0.57
Second	0.63	Second	0.58
Third	0.64	Third	0.60
Fourth	0.65	Fourth	0.61
	$2.54		$2.36

The distribution on Omega OP Units is equal to the dividend on Omega’s common stock. Omega is required each year to distribute to its stockholders at least 90% of its REIT taxable income after certain adjustments. Future distributions will be determined by Omega’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the distributions that may be required to maintain Omega’s status as a REIT.

Issuer Purchases of Equity Securities

See “Omega - Unregistered Sales of Equity Securities and Use of Proceeds” above for information regarding redemption of Omega OP Units.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for Omega and Omega OP on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions, new investments and dispositions from 2013 to 2017. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments.”

Omega	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Operating Data
Revenues	$908,385	$900,827	$743,617	$504,787	$418,714

Net income	$104,910	$383,367	$233,315	$221,349	$172,521

Net income available to common stockholders	$100,419	$366,415	$224,524	$221,349	$172,521

Per share amounts:
Net income available to common stockholders:
Basic	$0.51	$1.91	$1.30	$1.75	$1.47
Net income :
Diluted	$0.51	$1.90	$1.29	$1.74	$1.46

Dividends, Common Stock(1)	$2.54	$2.36	$2.18	$2.02	$1.86

Weighted-average common shares outstanding, basic	197,738	191,781	172,242	126,550	117,257
Weighted-average common shares outstanding, diluted	206,790	201,635	180,508	127,294	118,100

Omega OP	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Operating Data
Revenues (2)	$908,385	$900,827	$610,197	$-	$-

Net income (2)	$104,910	$383,367	$190,263	$-	$-

Per Omega OP Unit amounts:
Net income available to Omega OP Unit holders
Basic (2)	$0.51	$1.91	$0.98	$-	$-
Net income :
Diluted (2)	$0.51	$1.90	$0.97	$-	$-

Dividends, Omega OP Unit holders (2)	$2.54	$2.36	$1.29	$-	$-

Weighted-average Omega OP Units outstanding, basic (2)	206,521	200,679	193,843	-	-
Weighted-average Omega OP Units outstanding, diluted (2)	206,790	201,635	195,742	-	-

	As of December 31,
	2017	2016	2015	2014	2013
	( in thousands)
Balance Sheet Data
Gross investments (3)	$9,091,714	$9,166,129	$8,107,352	$4,472,840	$3,924,917
Total assets (3)	8,773,305	8,949,260	7,989,936	3,896,674	3,439,907
Revolving line of credit (4)	290,000	190,000	230,000	85,000	326,000
Term loans, net (4)	904,670	1,094,343	745,693	198,721	196,901
Other long-term borrowings, net (4)	3,377,488	3,082,511	2,564,320	2,069,811	1,479,208
Total equity(3)	3,888,258	4,211,986	4,100,865	1,401,327	1,300,103

(1)	Dividends per share are those declared and paid during such period.
(2)	Prior to April 1, 2015, no substantive assets were owned or activity had occurred in Omega OP. The 2015 information reflects the activity for the period from April 1, 2015 (Aviv Merger date) through December 31, 2015.
(3)	As of December 31, 2015, 2016 and 2017 the Gross investments, Total assets and Total equity are the same for Omega and Omega OP. Omega OP held no substantive investments as of December 31, 2014. Omega OP did not exist prior to 2014.
(4)	All of the debt outstanding for Omega is considered outstanding for Omega OP via intercompany loans with Omega.

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
(xvi)	our ability to maintain our status as a REIT.

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

Our portfolio of investments at December 31, 2017, included 983 healthcare facilities, located in 41 states and the U.K. that are operated by 74 third-party operators. Our real estate investment in these facilities totaled approximately $8.8 billion at December 31, 2017, with 99% of our real estate investments related to long-term healthcare facilities. The portfolio is made up of (i) 775 SNFs, (ii) 119 ALFs, (iii) 15 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 47 SNFs and four ALFs and (vi) 22 SNFs that are currently closed or held for sale. At December 31, 2017, we held other investments of approximately $276.3 million, consisting primarily of secured loans to third-party operators of our facilities and a $36.5 million in an unconsolidated joint venture.

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega OP. All intercompany accounts and transactions have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Current market and economic conditions, including deficits at both the federal and state levels could result in additional cost-cutting at both the federal and state levels resulting in additional reductions to reimbursement rates to our operators under both Medicare and Medicaid programs. State deficits could be exacerbated by the potential for increased enrollment in Medicaid due to prolonged high unemployment levels and declining family incomes, which could cause states to reduce state expenditures under their respective state Medicaid programs by lowering reimbursement rates.

As healthcare delivery continues to evolve, we continuously evaluate our assets, our operators and our markets to position our portfolio for long-term success. Our strategy includes selling and transitioning assets that do not meet our operator, real estate or market criteria.

Although industry occupancy levels have declined in recent years, the occupancy levels of our facilities and our operator coverages remained stable in 2017. Our operators continue to experience increased labor costs which we believe is manageable. In addition, our operators continue to see changes in their overall quality mix (Medicare, Medicaid, and private pay) as a percentage of operator revenue, which has been driven in part by continued pressure on the length of stay. We currently believe that our operators can generally absorb moderate reimbursement rate reductions under Medicaid and Medicare and still meet their obligations to us, other than certain operators who are currently behind on rent to us as discussed below. However, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

We believe that our operating results display the strength of our conservative balance sheet and operating model against the backdrop of an increasingly difficult operating environment.  Increasing labor and liability costs, evolving reimbursement models and an aggressive regulatory and enforcement environment may put near term financial strain on many operators within the skilled nursing industry.

2017 and Recent Highlights

Acquisition and Other Investments

In 2017, we completed the following transactions totaling approximately $559 million in new investments:

•	$124 million of new investments with a new operator in U.K. The investments included 18 care homes (similar to ALFs in the U.S.) from an unrelated third party for $124.2 million (including a non-cash deferred liability of approximately $8.2 million) and leased them to a new operator. The 18 care homes were combined into a single 12-year master lease with two ten year renewal options. The master lease has an initial annual cash yield of 8.5% with 2.5% annual escalators.

•	$220 million of new investments with an existing operator. The investment included 15 SNFs for $211.0 million and a $9.4 million leasehold mortgage acquired from an unrelated third party. The 15 SNFs, located in Indiana, were being operated by an existing operator of the Company. The SNFs were added to the operator’s existing master lease with an initial annual cash yield of 9.5% with 2.5% annual escalators.

•	In addition to the aforementioned investments, we also acquired 7 SNFs and 2 ALFs for approximately $58.5 million throughout the U.S.

•	$11 million mortgage loan with an existing operator. The loan bears interest at an initial annual interest rate of 9.5% with 2.25% annual escalators.

•	$145 million of investments in our capital expenditure programs.

See “Portfolio and Other Developments” below for a description of 2017 acquisitions and other investments.

Financing Activities

$550 Million 4.75% Senior Notes and $150 Million 4.50% Senior Notes

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

Redemption of $400 Million 5.875% Senior Notes due 2024

On April 28, 2017, we redeemed all of our outstanding 5.875% Notes. As a result of the redemption, during the second quarter of 2017, we recorded approximately $16.5 million in redemption related costs and write-offs, including $11.8 million for the call premium and $4.7 million in net write-offs associated with unamortized deferred financing costs.

Unsecured Credit Facility

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

See “Financing Activities and Borrowing Arrangements” below for a description of the 2017 financing activities and borrowing arrangements.

Portfolio and Other Developments

The following tables summarize the significant transactions that occurred between 2017 and 2015. The 2015 table excludes the acquisition of Care Homes in the U.K. and the Aviv Merger in the second quarter of 2015, which are discussed separately below.

2017 Acquisitions and Other

	Number of Facilities		Country/	Total Investment(4)		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield (2)
Period	SNF	ALF	State	(in millions)					(%)
Q1	-	1	VA	$7.6		$0.5	$6.8	$0.3	7.50
Q2	1	-	NC	8.6		0.7	7.3	0.6	9.50
Q2	-	18	UK	124.2	(1)	34.1	85.1	5.0	8.50
Q3	-	1	TX	2.3		0.7	1.5	0.1	9.25
Q3	15	-	IN	211.0		18.0	180.2	12.8	9.50
Q3	9	-	TX	19.0	(3)	1.7	15.5	1.8	18.60
Q4	6	-	TX	40.0		1.0	35.1	3.9	9.25
Total	31	20		$412.7		$56.7	$331.5	$24.5

(1)	Omega recorded a non-cash deferred tax liability and acquisition costs of approximately $8.2 million and $1.2 million, respectively, in connection with this acquisition.
(2)	The cash yield is based on the purchase price.
(3)	In July 2017, we transitioned nine SNFs formerly subject to a direct financing lease to another operator. As a result of terminating the direct financing lease, we wrote down the facilities to our original cost basis and recorded an impairment on the direct financing lease of approximately $1.8 million.
(4)	All of the aforementioned acquisitions were accounted for as asset acquisitions.

During 2017, we acquired three parcels of land which are not reflected in the table above for approximately $6.7 million with the intent of building new facilities for existing operators.

2016 Acquisitions and Other

	Number of Facilities		Country/	Total Investment (6)		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield (7)
Period	SNF	ALF	State	(in millions)					(%)
Q1	-	1	UK	$8.3		$1.4	$6.7	$0.2	7.00
Q1	-	1	UK	6.1		0.6	5.3	0.2	7.00
Q1	10	-	OH, VA, MI	169.0	(2)	10.5	152.5	6.0	8.50
Q1	-	2	GA	20.2		0.8	18.3	1.1	7.50
Q1	3	-	MD	25.0		2.5	19.9	2.6	8.50
Q1	21	-	VA, NC	212.5		19.3	181.1	12.1	8.50
Q2	-	10	UK	111.9	(3)	24.8	83.9	3.2	7.00
Q2	-	3	TX	66.0	(4)	5.8	58.6	1.6	6.80
Q2	3	-	CO, MO	31.8		3.1	26.2	2.5	9.00
Q3	-	1	FL	4.3		2.3	1.8	0.2	8.00
Q3	-	1	GA	2.5		0.2	2.1	0.2	8.00
Q3	-	1	FL	16.5		1.8	14.3	0.4	8.00
Q3	1	-	SC	10.1		2.7	6.5	0.9	9.00
Q3	1	-	OH	9.0	(5)	-	8.6	0.4	9.00
Q3	31	-	FL, KY,TN	329.6	(1)	24.6	290.8	14.2	9.00
Total	70	20		$1,022.8		$100.4	$876.6	$45.8

(1)	The Company’s investment includes a purchase option buyout obligation with a fair value of approximately $29.6 million. The future buyout obligation is recorded in accrued expenses and other liabilities on our Consolidated Balance Sheet. The Company also acquired a term loan with a fair value of approximately $37.0 million which is recorded in other investments on our Consolidated Balance Sheet. In August 2017, the purchase option buyout obligation was terminated and the operator used the proceeds to repay certain other investments.
(2)	Acquired from a related party.
(3)	Omega also recorded a deferred tax asset of approximately $1.9 million in connection with the acquisition.
(4)	The Company paid $63.0 million in cash at closing to acquire the facilities. We paid an additional $1.5 million in April 2017 and the remaining $1.5 million will be paid in April 2018. The additional consideration to be paid is contractually determined and not contingent on other factors.
(5)	The Company paid approximately $3.5 million in cash to acquire the facility. The remainder of the purchase price (approximately $5.5 million) was funded with the redemption of an other investment note.
(6)	All of the aforementioned acquisitions were accounted for as business combinations.
(7)	The cash yield is based on the purchase price.

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

2015 Acquisitions and Other

	Number of Facilities			Total Investment		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield (4)
Period	SNF	ALF	State	(in millions)					(%)
Q1	1	-	TX	$6.8		$0.1	$6.1	$0.6	9.50
Q3	6	-	NE	15.0		1.4	12.1	1.5	9.00
Q3	1	2	WA	18.0		2.2	14.9	0.9	8.00
Q3	-	2	GA	10.8		1.2	9.0	0.6	7.00
Q3	1	-	VA	28.5	(1)	1.9	24.2	2.4	9.25
Q3	2	-	FL	32.0		1.4	29.0	1.6	9.00
Q3	-	-	NY	111.7	(2)(3)	111.7	-	-	-
Q4	1	-	AZ	0.6	(3)	0.3	0.3	-	9.00
Q4	1	-	TX	5.3		1.8	3.0	0.5	9.50
Total	13	4		$228.7		$122.0	$98.6	$8.1

(1)	In July 2015, we leased the facility to a new operator with an initial lease term of 10 years.
(2)	On July 24, 2015, we purchased five buildings located in New York City, New York for approximately $111.7 million. We and our operator plan to construct a 215,000 square-foot assisted living and memory care facility. The properties were added to the operator’s existing master lease. The lease provides for a 5% annual cash yield on the land during the construction phase. Upon issuance of a certification of occupancy, the annual cash yield will increase to 7% in year one and 8% in year two with 2.5% annual escalators thereafter.
(3)	Accounted for as an asset acquisition.
(4)	The cash yield is based on the purchase price.

For the year ended December 31, 2015, we recognized rental revenue of approximately $4.9 million and expensed $2.2 million of acquisition related costs related to the aforementioned acquisitions. No goodwill was recorded in connection with these acquisitions.

Acquisition of Care Homes in the U.K.

On May 1, 2015, we closed on a purchase/leaseback Care Homes Transaction (the “Care Homes Transaction”) for 23 care homes located in the U.K. and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to ALFs in the U.S., are located throughout the East Anglia region (north of London) of the U.K. Healthcare Homes is headquartered in Colchester (Essex County), England. We recorded approximately $193.8 million of assets consisting of land ($20.7 million), building and site improvements ($152.1 million), furniture and fixtures ($5.3 million) and goodwill ($15.7 million). We also recorded an initial deferred tax liability associated with the temporary tax basis difference of approximately $15 million.

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

Other investment notes settlement

In August 2017, we executed an agreement with an existing operator that terminated our purchase option buyout obligation of approximately $30.7 million. The purchase option buyout obligation was recorded in accrued expenses and other liabilities on our Consolidated Balance Sheets. In exchange, we agreed to the settlement of other investment notes with a weighted average interest rate of 10.5% and a carrying value of approximately $30.2 million.

Asset Sales, Impairments and Other

During the fourth quarter of 2017, we sold 32 facilities (two previously held for sale at September 30, 2017) subject to operating leases for approximately $188.0 million in net proceeds recognizing a gain on sale of approximately $46.4 million. In addition, we recorded impairments on real estate properties of approximately $63.5 million on 32 facilities (two were subsequently reclassified to held for sale). Of the $63.5 million impairment on real estate properties, $12.6 million related to one facility that was destroyed in a fire.

In 2017, we sold 52 facilities (14 previously held for sale at December 31, 2016) subject to operating leases for approximately $257.8 million in net proceeds recognizing a gain on sale of approximately $53.9 million. In addition, we recorded impairments on real estate properties of approximately $99.1 million on 37 facilities including approximately $2.6 million of capitalized costs associated with the termination of construction projects with two of our operators. The total net recorded investment in these properties after impairments and excluding facilities previously sold was approximately $125.1 million as of December 31, 2017, with approximately $7.7 million related to properties classified as held for sale.

Of the 52 facilities sold in 2017, the sale of ten of these facilities did not qualify for sale accounting under the full accrual method. The ten SNFs with a carrying value of approximately $23.2 million were sold to a third-party for approximately $43.3 million, resulting in a total gain of approximately $17.5 million after $2.6 million of closing costs. In connection with this sale, we provided the buyer a $10.0 million loan which is recorded in other investments on our Consolidated Balance Sheet. The loan which bears interest at 10% per annum requires principal payments of $5.0 million in December 2018, $2.0 million in December 2019 and $3.0 million in December 2020 and matures in December 2020. We recognized a net gain of approximately $7.5 million in 2017 and deferred $10.0 million of gain related to this sale. The $10.0 million of deferred gain is recorded as a reduction to our other investments on our Consolidated Balance Sheet.

In 2016, we sold 38 facilities (three previously held for sale at December 31, 2015) subject to operating leases for approximately $169.6 million in net proceeds recognizing a gain on sale of approximately $50.2 million. We recorded impairments on real estate properties of approximately $58.7 million on 29 facilities.

In 2015, we sold seven SNFs (three previously held for sale at December 31, 2014) subject to operating leases for total cash proceeds of approximately $41.5 million, generating a gain on sale of approximately $6.4 million. We also recorded impairments on real estate properties of approximately $17.7 million on six SNFs.

The 2017 and 2016 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. The 2015 impairments are primarily the result of closing facilities or updating the estimated proceeds we expected to receive for the sale of closed facilities at that time. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to held for sale, to its estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties).

As of December 31, 2017, 22 facilities, totaling approximately $86.7 million are classified as assets held for sale. We expect to sell these facilities over the next twelve months.

In 2017, we sold eight facilities subject to a direct financing lease, with a carrying value of approximately $36.4 million for approximately $33.3 million to unrelated third parties. These facilities were subject to direct financing lease with Orianna Health Systems (“Orianna”) in the Northwest region and the Southeast region. We recorded approximately $3.3 million of impairment related to these sales. In addition, we transitioned nine SNFs, representing all of the facilities subject to another direct financing lease with Orianna in the Texas region, to an existing operator of the Company pursuant to an operating lease. In connection with this transaction, we recorded the real estate properties at our original cost basis of approximately $19.0 million, eliminated our investment in the direct financing lease and recorded an impairment of approximately $1.8 million. In conjunction with this transaction, we also amended our Orianna Southeast region master lease to reduce the outstanding balance by $19.3 million. As a result of the amendment, we recorded impairment on our investment in direct financing lease of approximately $20.8 million.

Orianna has not satisfied the contractual payments due under the terms of the remaining two direct financing leases or the separate operating lease with the Company and the collectability of future amounts due is uncertain. The Company is in continuing discussions with Orianna regarding the Orianna portfolio. The outcome of such negotiations may include the sale of some facilities and transitioning certain facilities from Orianna to other operators.

In 2017, we recorded an allowance for loss on direct financing leases of $172.2 million with Orianna covering 38 facilities in the Southeast region of the U.S. The amount of the allowance was determined based on the fair value of the facilities subject to the direct financing lease. To estimate the fair value of the underlying collateral, we utilized an income approach and Level 3 inputs. Our estimate of fair value assumed annual rents ranging between $32.0 million and $38.0 million, rental yields between 9% and 10%, current and projected operating performance of the facilities, coverage ratios and bed values. Such assumptions are subject to change based on changes in market conditions and the ultimate resolution of this matter. Such changes could be significantly different than the currently estimated fair value and such differences could have a material impact on our financial statements.

The 38 facilities under our master leases with Orianna as of December 31, 2017 are located in seven states, predominantly in the southeastern U.S. (37 facilities) and Indiana (1 facility). Our recorded investment in these direct financing leases, net of the $172.2 million allowance, amounted to $337.7 million, as of December 31, 2017. We have not recognized any direct financing lease income from Orianna for the period from July 1, 2017 through December 31, 2017. For the year ended December 31, 2017, we recognized a total impairment of $198.2 million on direct financing leases.

As of December 31, 2017, 2016 and 2015, we do not have any material properties or operators with facilities that are not materially occupied.

At December 31, 2017, three of our operators were approximately 90 days or more past due on rent payments to the Company. Orianna has not paid rent to us since July 2017 and we have not recorded rental revenue related to Orianna since July 1, 2017.

A second operator, Signature Healthcare (“Signature”) has also fallen more than 90 days past due on rent, we believe primarily as a result of restrictions on their borrowing capacity and significant professional and general liability claims. A large majority of Signature’s past due rent is covered by a letter of credit in excess of $9.0 million and guarantees from the principals of Signature. Despite their current liquidity concerns, we believe we have a path to continue our long standing relationship with Signature under a long term consensual restructure outside of a court-involved restructuring that involves multiple third-party constituents (i.e., Sabra Heath Care REIT, Inc., the United States Department of Justice, and other third-party claimants). We are working towards finalizing a comprehensive settlement agreement amongst Signature and their three primary landlords which will effectively bifurcate each of the three portfolios into three distinct legal silos and separate virtually all legal obligations. As part of this agreement, Omega has agreed to defer certain rent payment obligations and provide for a working capital loan. While we cannot predict the final outcome with these third-party constituents, we are optimistic that an out of court restructure can be realized.

During the third quarter of 2017, we placed Daybreak Venture (“Daybreak”) on a cash basis for revenue recognition as a result of nonpayment. During the fourth quarter of 2017, we executed a Settlement and Forbearance Agreement with Daybreak which permitted Daybreak to defer payments up to 23% of their contractual rent for the remainder of 2017, subject to certain conditions. Payments have been made in accordance with the Settlement and Forbearance Agreement since execution with monthly rent returning to the full contractual amount in January 2018. We continue to monitor Daybreak’s operating performance and their compliance with the Settlement and Forbearance Agreement.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Operating Revenues

Our operating revenues for the year ended December 31, 2017, were $908.4 million, an increase of $7.6 million over the same period in 2016. Following is a description of certain of the changes in operating revenues for the year ended December 31, 2017 compared to 2016:

•	Rental income was $775.2 million, an increase of $31.3 million over the same period in 2016. The increase was primarily the result of facility acquisitions in the U.S. and the U.K. in 2016 and 2017 and lease amendments made throughout 2016 and 2017. These increases were offset by the loss of rental income from facility sales and placing one operator on a cash basis in 2017.

•	Direct financing lease income was $32.3 million, a decrease of $30.0 million over the same period in 2016. The decrease was primarily related to placing Orianna on a cash basis effective July 1, 2017.

•	Mortgage interest income totaled $66.2 million, a decrease of $3.6 million over the same period in 2016. The decrease was primarily due to mortgage loan payoffs, resulting in an $8.4 million reduction to interest income, offset by $4.8 million of incremental interest income from additional mortgage funding to our operators.

•	Other investment income totaled $29.2 million, an increase of $7.4 million over the same period in 2016. The increase was primarily related to the issuance of new notes and additional funding to existing operators.

Operating Expenses

Operating expenses for the year ended December 31, 2017, were $647.1 million, an increase of approximately $256.0 million over the same period in 2016. Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2017 compared to 2016:

•	Our depreciation and amortization expense was $287.6 million for the year ended December 31, 2017, compared to $267.1 million for the same period in 2016. The increase of $20.5 million was primarily due to the acquisitions and the placement of assets in service during 2016 and 2017.

•	Our general and administrative expense was $47.7 million, compared to $45.9 million for the same period in 2016. The increase is primarily related to professional service costs and stock based compensation expense.

•	Acquisition costs decreased by $9.6 million. The $9.6 million decrease was primarily due to the capitalization of acquisition costs in 2017.

•	In 2017, we recorded $99.1 million of impairments on real estate properties, compared to $58.7 million for the same period in 2016. The 2017 impairments primarily related to 37 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value. In 2016, we recorded impairments on real estate properties of approximately $58.7 million on 29 facilities. The 2017 and 2016 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.

•	In 2017, we recorded $198.2 million of impairment loss on direct financing leases primarily resulting from (a) terminating Orianna’s Texas region lease, (b) selling Orianna’s Northwest region facilities and (c) the impairment of Orianna’s Southeast region lease.

•	Our provision for uncollectible accounts was $14.6 million for 2017, compared to $9.8 million for the same period in 2016. The 2017 provision was primarily related to a $9.5 million reserve of contractual and straight line accounts receivable for Orianna and approximately $5.1 million related to other facilities that we intend to transition or sell. In 2016, we recorded a $5.6 million provision on three loans reducing their book value to the fair value of the underlying collateral. In addition, in 2016 we entered into agreements to transition 28 facilities from one of our former operators to a new existing operator. As a result of the transition, we wrote off approximately $3.4 million of straight line receivable from the former operator.

Other Income (Expense)

For the year ended December 31, 2017, total other expenses were $209.3 million, an increase of approximately $33.6 million over the same period in 2016. The $33.6 million increase was primarily the result of a $24.7 million increase in interest expense related to higher debt balances outstanding to fund new investments and higher blended borrowing costs, a $19.9 million increase in interest refinancing costs related to early extinguishment costs incurred in 2017 to redeem the $400 million 5.875% Senior Notes due 2024 and the write-off of deferred costs related to the 2014 credit facility, offset by a $10.4 million contractual settlement with an unrelated third party related to a contingent liability obligation that originated in 2012 that was resolved in the first quarter of 2017.

Gain on Assets Sold

For the year ended December 31, 2017, we recorded approximately $53.9 million of net gain on assets sold, as compared to $50.2 million for the same period in 2016. During 2017 and 2016, we sold 52 facilities and 38 facilities, respectively, as we continue to exit certain facilities, operator relationships and/or states.

2017 Taxes

Because we qualify as a REIT, we generally are not subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. For tax year 2017, we made common dividend payments of $502.6 million to satisfy REIT requirements relating to qualifying income. Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of December 31, 2017, one of our TRSs had a net operating loss carry-forward of approximately $5.4 million. The loss carry-forward is fully reserved as of December 31, 2017 with a valuation allowance due to uncertainties regarding realization.

For the year ended December 31, 2017, we recorded approximately $2.4 million of state and local income tax provision and approximately $0.8 million of tax provision for foreign income taxes.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”), for the year ended December 31, 2017, was $444.3 million, compared to $660.1 million for the same period in 2016.

We calculate and report NAREIT FFO in accordance with the definition of Funds from Operations and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“NAREIT”), and, consequently, NAREIT FFO is defined as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We believe that NAREIT FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. NAREIT FFO was designed by the real estate industry to address this issue. NAREIT FFO herein is not necessarily comparable to NAREIT FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

The following table presents our NAREIT FFO results for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(in thousands)
Net income	$104,910	$383,367
Deduct gain from real estate dispositions	(53,912)	(50,208)
	50,998	333,159
Elimination of non-cash items included in net income:
Depreciation and amortization	287,591	267,062
Depreciation – unconsolidated joint venture	6,630	1,107
Add back impairments on real estate properties	99,070	58,726
NAREIT FFO (a)	$444,289	$660,054

(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Operating Revenues

Our operating revenues for the year ended December 31, 2016, were $900.8 million, an increase of $157.2 million over the same period in 2015. Following is a description of certain of the changes in operating revenues for the year ended December 31, 2016 compared to 2015:

•	Rental income was $743.9 million, an increase of $137.9 million over the same period in 2015. The increase was the result of the Aviv Merger and Care Homes Transaction and other acquisitions and lease amendments made throughout 2015 and 2016.

•	Direct financing lease income was $62.3 million, an increase of $2.4 million over the same period in 2015. The increase was primarily related to the full year impact of two direct financing leases assumed in the Aviv Merger and incremental revenue associated with the New Ark direct financing lease.

•	Mortgage interest income totaled $69.8 million, an increase of $0.9 million over the same period in 2015. The increase was primarily due to a net gain of approximately $5.4 million resulting from an operator repaying certain mortgage notes and $2.3 million of incremental interest income due to additional funding to existing operators, offset by a reduction of approximately $6.9 million of interest income resulting from mortgage loan payoffs.

•	Other investment income totaled $21.9 million, an increase of $14.3 million over the same period in 2015. The increase was primarily related to the issuance of new notes and additional funding to existing operators.

Operating Expenses

Operating expenses for the year ended December 31, 2016, were $391.1 million, an increase of approximately $58.7 million over the same period in 2015. Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2016 compared to 2015:

•	Our depreciation and amortization expense was $267.1 million for the year ended December 31, 2016, compared to $210.7 million for the same period in 2015. The increase of $56.4 million was primarily due to the acquisitions made throughout 2015 and 2016.

•	Our general and administrative expense was $45.9 million, compared to $38.6 million for the same period in 2015. The increase is primarily related to additional employees resulting from the Aviv Merger and professional service costs.

•	In 2016, acquisition and merger related costs were $9.6 million, compared to $57.5 million for the same period in 2015. The $47.9 million decrease was primarily the result of the Aviv Merger in April 2015 and Care Homes Transaction in May 2015.

•	In 2016, we recorded $58.7 million of provisions for impairment, compared to $17.7 million for the same period in 2015. The 2016 impairments related to 29 facilities to reduce their net book value to their estimated fair value less costs to sell. In 2015, we impaired six SNFs and recorded a $17.7 million provision for impairment related to these facilities.

•	Our provision for uncollectible mortgages, notes and accounts receivable was $9.8 million, compared to $7.9 million for the same period in 2015. In 2016, we recorded a $5.6 million provision on three loans reducing their book value to the fair value of the underlying collateral. In addition, we entered into agreements to transition 28 facilities from one of our former operators to a new existing operator. As a result of the transition, we wrote off approximately $3.4 million of straight line receivable from the former operator. In 2015, we wrote-off $4.7 million of straight line receivable and effective interest balances associated with four leases and three mortgages with an existing operator. We transitioned the facilities to a new operator in January 2016. We also recorded a $3.0 million provision for a note that we impaired in 2015.

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

2016 Taxes

Because we qualify as a REIT, we generally are not subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. For tax year 2016, we made common dividend payments of $453.2 million to satisfy REIT requirements relating to qualifying income. Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of December 31, 2016, one of our TRSs had a net operating loss carry-forward of approximately $0.7 million. The loss carry-forward is fully reserved as of December 31, 2016 with a valuation allowance due to uncertainties regarding realization.

During the year ended December 31, 2016, we recorded approximately $3.3 million of federal, state and local income tax provision and approximately $1.9 million of tax benefit for foreign income taxes.

Omega OP

The difference between the above descriptions of the changes in operating revenues, operating expenses, other income (expense) and taxes for the year ended December 31, 2016 compared to the period ended December 31, 2015 relates to the Aviv Merger on April 1, 2015. Prior to the Aviv Merger on April 1, 2015, Omega OP had no substantive assets or operating activities. Accordingly, the period ended December 31, 2015 financial statements include nine months of operating activity as compared to twelve months in 2016.

National Association of Real Estate Investment Trusts Funds From Operations

Our NAREIT FFO, for the year ended December 31, 2016, was $660.1 million, compared to $455.3 million for the same period in 2015.

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

Liquidity and Capital Resources

At December 31, 2017, we had total assets of $8.8 billion, total equity of $3.9 billion and debt of $4.6 billion, with such debt representing approximately 54.0% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2017:

	Payments due by period
	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in thousands)
Debt(1)	$4,625,296	$2,828	$2,781	$1,223,087	$3,396,600
Interest payments on long-term debt	1,485,671	203,964	393,145	370,402	518,160
Operating lease and other obligations	8,250	895	1,815	1,906	3,634
Total	$6,119,217	$207,687	$397,741	$1,595,395	$3,918,394

(1)	The $4.6 billion of debt outstanding includes: (i) $290.0 million in borrowings under the Revolving Credit Facility due in May 2021; (ii) $135.1 million under the £100 million British Pound Sterling Term Loan Facility due May 2022; (iii) $100 million under the Omega OP Term Loan Facility due May 2022; (iv) $250 million under the 2015 Term Loan Facility due December 2022; (v) $425 million under the U.S. Term Loan Facility due May 2022; (vi) $400 million of 4.50% Senior Notes due January 2025; (vii) $400 million of 4.95% Senior Notes due April 2024; (viii) $550 million of 4.75% Senior Notes due January 2028; (ix) $600 million of 5.25% Senior Notes due January 2026; (x) $700 million of 4.375% Senior Notes due August 2023; (xi) $700 million of 4.50% Senior Notes due April 2027; (xii) $20 million of 9.0% per annum subordinated debt maturing in December 2021 and (xiii) $53.7 million of U.S. Department of Housing and Urban Development (“HUD”) debt at 3.06% per annum maturing in July 2044. Other than the $100 million outstanding under the Omega OP Term Loan Facility and the $53.7 million of HUD debt issued by subsidiaries of Omega OP, the Parent is the obligor of all outstanding debt.

Financing Activities and Borrowing Arrangements

2017 Omega Credit Facilities

On May 25, 2017, we entered into a credit agreement (the “2017 Omega Credit Agreement”) providing us with a new $1.8 billion senior unsecured revolving and term loan credit facility, consisting of a $1.25 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”), a $425 million senior unsecured U.S. Dollar term loan facility (the “U.S. Term Loan Facility”), and a £100 million senior unsecured British Pound Sterling term loan facility (the “Sterling Term Loan Facility” and, together with the 2017 Revolving Credit Facility and the U.S. Term Loan Facility, collectively, the “2017 Omega Credit Facilities”). The 2017 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments under the 2017 Omega Credit Facilities to $2.5 billion.

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

The Revolving Credit Facility bears interest at LIBOR plus an applicable percentage (with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Revolving Credit Facility matures on May 25, 2021, subject to an option by us to extend such maturity date for two, six month periods. The 2017 Omega Credit Agreement provides for the Revolving Credit Facility to be drawn in Euros, British Pounds Sterling, Canadian Dollars (collectively, “Alternative Currencies”) or U.S. Dollars, with a $900 million tranche available in U.S. Dollars and a $350 million tranche available in U.S. Dollars or Alternative Currencies. For purposes of the 2017 Omega Credit Facilities, references to LIBOR include the Canadian dealer offered rates for amounts offered in Canadian Dollars and any other Alternative Currency rate approved in accordance with the terms of the 2017 Omega Credit Agreement for amounts offered in any other non-London interbank offered rate quoted currency, as applicable. As of December 31, 2017, $290.0 million remains outstanding on the Revolving Credit Facility.

The U.S. Term Loan Facility and the Sterling Term Loan Facility bear interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The U.S. Term Loan Facility and the Sterling Term Loan Facility each mature on May 25, 2022. As of December 31, 2017, we had $425.0 million in borrowings outstanding under the U.S. Term Loan Facility, and £100.0 million (equivalent to $135.1 million in U.S. dollars) in borrowings outstanding under the Sterling Term Loan Facility.

We recorded a non-cash charge of approximately $5.5 million relating to the write-off of deferred financing costs associated with the termination of the 2014 Omega Credit Agreement.

2017 Omega OP Term Loan Facility

On May 25, 2017, Omega OP entered into a credit agreement (the “2017 Omega OP Credit Agreement”) providing it with a new $100 million senior unsecured term loan facility (the “2017 Omega OP Term Loan Facility”). The 2017 Omega OP Credit Agreement replaces the $100 million senior unsecured term loan facility obtained in 2015 (the “2015 Omega OP Term Loan Facility”) and the related credit agreement (the “2015 Omega OP Credit Agreement”). The 2017 Omega OP Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 Omega OP Term Loan Facility matures on May 25, 2022. As of December 31, 2017, $100 million in borrowings remains outstanding on the 2017 Omega OP Term Loan Facility. Among other things, proceeds from borrowings under the 2017 Omega OP Term Loan Facility were used to refinance existing indebtedness.

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

Amended 2015 Term Loan Facility

On May 25, 2017, Omega entered into an amended and restated credit agreement (the “Amended 2015 Credit Agreement”), which amended and restated our previous $250 million senior unsecured term loan facility (the “Amended 2015 Term Loan Facility”). The Amended 2015 Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 140 to 235 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. As of December 31, 2017, $250 million remains outstanding on the Amended 2015 Term Loan Facility. The Amended 2015 Term Loan Facility continues to mature on December 16, 2022. The Amended 2015 Credit Agreement permits us, subject to compliance with customary conditions, to add one or more incremental tranches to the Amended 2015 Term Loan Facility in an aggregate principal amount not exceeding $150 million.

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

As a result of exposure to interest rate movements associated with the Amended 2015 Term Loan Facility, on December 16, 2015, we entered into various forward-starting interest rate swap arrangements, which effectively converted $250 million of our variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.8005% effective December 30, 2016. The effective fixed rate achieved by the combination of the Amended 2015 Term Loan Facility and the interest rate swaps could fluctuate up by 55 basis points or down by 40 basis points based on future changes to our credit ratings. Each of these swaps began on December 30, 2016 and mature on December 15, 2022. On the date of inception, we designated the interest rate swaps as cash flow hedges in accordance with accounting guidance for derivatives and hedges and linked the interest rate swaps to the Amended 2015 Term Loan Facility. Because the critical terms of the interest rate swaps and Amended 2015 Term Loan Facility coincided, the hedges are expected to exactly offset changes in expected cash flows as a result of fluctuations in 1-month LIBOR over the term of the hedges. The purpose of entering into the swaps was to reduce our exposure to future changes in variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements will occur through the maturity date of the Amended 2015 Term Loan Facility. The interest rate for the Amended 2015 Term Loan Facility was not hedged for the portion of the term prior to December 30, 2016.

$550 Million 4.75% Senior Notes and additional $150 Million 4.50% Senior Notes

On April 4, 2017, Omega issued (i) $550 million aggregate principal amount of our 4.75% Senior Notes due 2028 (the “2028 Notes”) and (ii) an additional $150 million aggregate principal amount of our existing 4.50% Senior Notes due 2025 (the “Additional 2025 Notes”, and together with the 2028 Notes collectively, the “Notes”). The Additional 2025 Notes were an add-on issuance to our existing $250 million aggregate principal amount 4.50% Senior Notes due 2025 issued on September 11, 2014 (the “Original 2025 Notes,” and together with the Additional 2025 Notes, the “2025 Notes”). The 2028 Notes mature on January 15, 2028 and the 2025 Notes mature on January 15, 2025.

The 2028 Notes were sold at an issue price of 98.978% of their face value before the underwriters’ discount and the Additional 2025 Notes were sold at an issue price of 99.540% of their face value before the underwriters’ discount. Our net proceeds from the Notes offering, after deducting underwriting discounts and expenses, were approximately $690.7 million. The net proceeds from the Notes offering were used to (i) redeem all of our outstanding $400 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “5.875% Notes”) on April 28, 2017, (ii) prepay the $200 million Tranche A-2 Term Loan Facility on April 5, 2017 that otherwise would have become due on June 27, 2017, and (iii) repay outstanding borrowings under our revolving credit facility.

Redemption of $400 Million 5.875% Senior Notes due 2024

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

For the year ended December 31, 2015, we did not issue any shares under the 2015 Equity Shelf Program. For the year ended December 31, 2016, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $29.97 per share, net of issuance costs, generating net proceeds of approximately $19.7 million. For the year ended December 31, 2017, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $30.81 per share, net of issuance costs, generating net proceeds of approximately $22.1 million.

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

In 2017, we paid dividends of $502.6 million to our common stockholders.

Common Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record Date	Payment Date	Dividend per Common Share	Increase over Prior Quarter
January 31, 2017	February 15, 2017	$0.62	$0.01
May 1, 2017	May 15, 2017	0.63	0.01
August 1, 2017	August 15, 2017	0.64	0.01
October 31, 2017	November 15, 2017	0.65	0.01
January 31, 2018	February 15, 2018	0.66	0.01

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

Cash, cash equivalents and restricted cash totaled $96.8 million as of December 31, 2017, a decrease of $10.5 million as compared to the balance at December 31, 2016. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $577.9 million of net cash flow for the year ended December 31, 2017, as compared to $624.8 million for the same period in 2016, a decrease of $46.9 million which is primarily due to an increase in contractual receivables from three operators.

Investing Activities – Net cash flow from investing activities was an outflow of $285.1 million for the year ended December 31, 2017, as compared to an outflow of $1.1 billion for the same period in 2016. The $828.8 million change in cash flow from investing activities was primarily related to (i) a $574.3 million reduction in real estate acquisitions, (ii) a $131.4 million reduction in other investments – net primarily related to funding fewer other investments in 2017, (iii) a $50.0 million reduction of investments in our unconsolidated joint venture in 2017 and a $10.9 million increase in distributions received from our unconsolidated joint venture, (iv) $28.2 million of net cash inflows related to our direct financing leases due to the sale of facilities and (v) an $88.2 million increase in proceeds from sale of real estate properties. Offsetting these changes were: (i) a $44.4 million net decrease in mortgages primarily related to the repayment of certain mortgages in 2016 and (ii) a $17.7 million increase in investments in construction in progress in 2017, as compared to the same period in 2016.

Financing Activities – Net cash flow from financing activities was an outflow of $303.8 million for the year ended December 31, 2017, as compared to an inflow of $576.3 million for the same period in 2016. The $880.1 million change in cash flow from financing activities was primarily related to (i) a net decrease of $773.0 million from long-term borrowings, (ii) a decrease in proceeds of $203.3 million from our dividend reinvestment plan in 2017, as compared to the same period in 2016, (iii) an increase of $49.5 million in dividends paid and (iv) an increase of $17.4 million in financing related costs in 2017, as compared to the same period in 2016. Offsetting these changes were: (i) a net increase in cash provided by our credit facility of $140.0 million and (ii) a $21.3 million decrease in payments for exercised options and restricted stock in 2017, as compared to the same period in 2016.

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

Lease Accounting

At the inception of the lease and during the amendment process, we evaluate each lease to determine if the lease should be considered an operating lease, a sales-type lease or direct financing lease. As of December 31, 2017, we have determined that all but five of our leases should be accounted for as operating leases. The other five leases are accounted for as direct financing leases.

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

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Certain direct financing leases include annual rent escalators; see “Revenue Recognition and Allowance for Doubtful Accounts” below for further discussion regarding the recording of interest income on our direct financing leases. As of December 31, 2017, we fully reserved $2.9 million of unamortized direct costs related to originating our direct financing leases. As of December 31, 2016, we have $3.3 million of unamortized direct costs related to originating our direct financing leases recorded on our Consolidated Balance Sheet.

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

We record direct financing lease income on a constant interest rate basis over the term of the lease. The costs related to originating the direct financing leases have been deferred and are being amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases. Allowances are provided against earned revenues from direct financing leases when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection.

Mortgage interest income and other investment income is recognized as earned over the terms of the related mortgage notes or other investment, typically using the effective yield method. Allowances are provided against earned revenues from mortgage interest or other investments when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection.

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

Depreciation and Real Estate Investment Impairment

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation is computed on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings, eight to 15 years for site improvements and three to ten years for furniture, fixtures and equipment.

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset. In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess the recoverability are probability-weighted based on management’s best estimates as of the date of evaluation. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment of the Company’s assets in a future period that could be material to the Company’s results of operations.

For the years ended December 31, 2017, 2016 and 2015, we recognized impairment losses on real estate investments of $99.1 million, $58.7 million and $17.7 million, respectively.

Allowance for Losses on Mortgages, Other Investments and Direct Financing Leases

The allowances for losses on mortgage notes receivable, other investments and direct financing leases (collectively, our “loans”) are maintained at a level believed adequate to absorb potential losses. The determination of the allowances is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, financial strength of the borrower and guarantors and the value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreements. Consistent with this definition, all loans on non-accrual status may be deemed impaired. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. When management identifies potential loan impairment indicators, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral. We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral.

We currently account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impairment loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost recovery method, we apply cash received against the outstanding loan balance or direct financing leases prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of December 31, 2017 and 2016, we had $177.5 million and $8.7 million, respectively, of reserves on our loans.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings to the extent possible.

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

Direct financing leases - The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings. In addition, the Company may estimate the fair value of its investment based on the estimated fair value of the collateral using a market approach or an income approach which considers inputs such as, current and projected operating performance of the facilities, projected rent, prevailing capitalization rates and/or coverages and bed values.

Other investments - The fair value of other investments is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Borrowings under variable rate agreements - Our variable rate debt as of December 31, 2017 includes our credit facilities and term loans. The fair value of our borrowings under variable rate agreements is estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes -The fair value of the senior unsecured notes is estimated based on open market trading activity provided by third parties.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2017 was approximately $4.7 billion. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $269.5 million at December 31, 2017.

We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We entered into interest rate swap agreements that effectively fix the interest rate on the Amended 2015 Term Loan Facility at 3.8005% per annum beginning December 30, 2016 through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio. At December 31, 2017, $1.5 million of qualifying cash flow hedges were recorded at fair value in other assets and at December 31, 2016, $1.5 million of qualifying cash flow hedges were recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets. The forward-starting swap contract was deemed to be a highly effective cash flow hedge and we elected to designate the forward-starting swap contract as an accounting hedge.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 is included in “Note 21 – Summary of Quarterly Results (Unaudited)” to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2017, management evaluated the effectiveness of the design and operation of disclosure controls and procedures of Omega, and Omega OP (for purposes of this Item 9A, the “Companies”) as of December 31, 2017. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Companies concluded that the disclosure controls and procedures of the Companies were effective at the reasonable assurance level as of December 31, 2017.

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

In connection with the preparation of this Form 10-K, our management assessed the effectiveness of the Companies’ internal control over financial reporting as of December 31, 2017. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on management’s assessment, management believes that, as of December 31, 2017, the Companies’ internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm's attestation reports regarding each of the Companies’ internal control over financial reporting is included in the 2017 financial statements under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Companies’ internal control over financial reporting during the quarter ended December 31, 2017 identified in connection with the evaluation of their disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

Title of Document	Page Number
Reports of Independent Registered Public Accounting Firm
Omega Healthcare Investors, Inc.	F-1
OHI Healthcare Properties Limited Partnership	F-3

Consolidated Financial Statements of Omega Healthcare Investors, Inc.
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-5
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	F-6
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	F-7
Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-10

Consolidated Financial Statements of OHI Healthcare Properties Limited Partnership
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-11
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-12
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-13
Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2017, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-14
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	F-15

Notes to Consolidated Financial Statements	F-16

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

Schedule II —Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

Schedule IV — Mortgage Loans on Real Estate

Item 16 - Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

Report of Independent Registered Public Accounting Firm

To the Stockholders  and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 1992.

Baltimore, Maryland

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders  and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Omega Healthcare Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (a) (2) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young, LLP

Baltimore, Maryland

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Partners of OHI Healthcare Properties Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OHI Healthcare Properties Limited Partnership (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in owners’ equity and cash flows for each of the two years in the period ended December 31, 2017, and for the period from April 1, 2015 (Aviv merger date) through December 31, 2015, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, and for the period from April 1, 2015 (Aviv merger date) through December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 2017.

Baltimore, Maryland

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Partners of OHI Healthcare Properties Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited OHI Healthcare Properties Limited Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OHI Healthcare Properties Limited Partnership (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of OHI Healthcare Properties Limited Partnership as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in owners’ equity, and cash flows for each of the two years in the period ended December 31, 2017 and for the period from April 1, 2015 (Aviv merger date) through December 31, 2015, and the related notes and financial statement schedules listed in the Index at Item 15 (a) (2) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young, LLP

Baltimore, Maryland

February 23, 2018

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2017	2016

ASSETS
Real estate properties
Real estate investments (see Note 3)	$7,655,960	$7,566,358
Less accumulated depreciation	(1,376,828)	(1,240,336)
Real estate investments – net	6,279,132	6,326,022
Investments in direct financing leases – net	364,965	601,938
Mortgage notes receivable – net	671,232	639,343
	7,315,329	7,567,303
Other investments – net	276,342	256,846
Investment in unconsolidated joint venture	36,516	48,776
Assets held for sale – net	86,699	52,868
Total investments	7,714,886	7,925,793

Cash and cash equivalents	85,937	93,687
Restricted cash	10,871	13,589
Accounts receivable – net	279,334	240,035
Goodwill	644,690	643,474
Other assets	37,587	32,682
Total assets	$8,773,305	$8,949,260

LIABILITIES AND EQUITY
Revolving line of credit	$290,000	$190,000
Term loans – net	904,670	1,094,343
Secured borrowings – net	53,098	54,365
Unsecured borrowings – net	3,324,390	3,028,146
Accrued expenses and other liabilities	295,142	360,514
Deferred income taxes	17,747	9,906
Total liabilities	4,885,047	4,737,274

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 198,309 shares as of December 31, 2017 and 196,142 as of December 31, 2016	19,831	19,614
Common stock – additional paid-in capital	4,936,302	4,861,408
Cumulative net earnings	1,839,356	1,738,937
Cumulative dividends paid	(3,210,248)	(2,707,387)
Accumulated other comprehensive loss	(30,150)	(53,827)
Total stockholders’ equity	3,555,091	3,858,745
Noncontrolling interest	333,167	353,241
Total equity	3,888,258	4,211,986
Total liabilities and equity	$8,773,305	$8,949,260

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue
Rental income	$775,176	$743,885	$605,991
Income from direct financing leases	32,336	62,298	59,936
Mortgage interest income	66,202	69,811	68,910
Other investment income – net	29,225	21,852	7,534
Miscellaneous income	5,446	2,981	1,246
Total operating revenues	908,385	900,827	743,617

Expenses
Depreciation and amortization	287,591	267,062	210,703
General and administrative	47,683	45,867	38,568
Acquisition and merger related costs	-	9,582	57,525
Impairment loss on real estate properties	99,070	58,726	17,681
Impairment loss on direct financing leases	198,199	-	-
Provisions for uncollectible accounts	14,580	9,845	7,871
Total operating expenses	647,123	391,082	332,348

Income before other income and expense	261,262	509,745	411,269
Other income (expense)
Interest income	267	173	285
Interest expense	(188,762)	(164,103)	(147,381)
Interest – amortization of deferred financing costs	(9,516)	(9,345)	(6,990)
Interest – refinancing costs	(21,965)	(2,113)	(28,837)
Contractual settlement	10,412	-	-
Realized gain (loss) on foreign exchange	311	(232)	(173)
Total other expense	(209,253)	(175,620)	(183,096)

Income before gain on assets sold	52,009	334,125	228,173
Gain on assets sold – net	53,912	50,208	6,353
Income from continuing operations	105,921	384,333	234,526
Income tax expense	(3,248)	(1,405)	(1,211)
Income from unconsolidated joint venture	2,237	439	-
Net income	104,910	383,367	233,315
Net income attributable to noncontrolling interest	(4,491)	(16,952)	(8,791)
Net income available to common stockholders	$100,419	$366,415	$224,524

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.51	$1.91	$1.30
Diluted:
Net income	$0.51	$1.90	$1.29

Weighted-average shares outstanding, basic	197,738	191,781	172,242
Weighted-average shares outstanding, diluted	206,790	201,635	180,508

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$104,910	$383,367	$233,315
Other comprehensive income (loss)
Foreign currency translation	21,845	(46,535)	(8,413)
Cash flow hedges	2,883	(702)	(718)
Total other comprehensive income (loss)	24,728	(47,237)	(9,131)
Comprehensive income	129,638	336,130	224,184
Comprehensive income attributable to noncontrolling interest	(5,542)	(14,830)	(8,373)
Comprehensive income attributable to common stockholders	$124,096	$321,300	$215,811

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014 (127,606 common shares)	$12,761	$2,136,234	$1,147,998	$(1,895,666)	$—	$1,401,327	$—	$1,401,327
Grant of restricted stock to company directors (21 shares at $35.70 per share)	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	11,133	—	—	—	11,133	—	11,133
Vesting/exercising of equity compensation, net of tax withholdings (941 shares)	94	(26,800)	—	—	—	(26,706)	—	(26,706)
Dividend reinvestment plan (4,184 shares at $36.06 per share)	418	150,429	—	—	—	150,847	—	150,847
Value of assumed options in Aviv Merger	—	109,346	—	—	—	109,346	—	109,346
Value of assumed other equity compensation plan in Aviv Merger	—	12,644	—	—	—	12,644	—	12,644
Grant of stock as payment of directors fees (9 shares at an average of $35.94 per share)	1	312	—	—	—	313	—	313
Deferred compensation directors	—	1,444	—	—	—	1,444	—	1,444
Issuance of common stock (10,925 shares at an average of $40.32 per share)	1,093	438,229	—	—	—	439,322	—	439,322
Issuance of common stock – Aviv Merger – related (43,713 shares)	4,371	1,776,505	—	—	—	1,780,876	—	1,780,876
Common dividends declared ($2.18 per share)	—	—	—	(358,372)	—	(358,372)	—	(358,372)
Omega OP Units issuance (9,165 units)	—	—	—	—	—	—	373,394	373,394
Conversion of Omega OP Units (209 units)	—	—	—	—	—	—	(7,251)	(7,251)
Omega OP Units distributions	—	—	—	—	—	—	(11,636)	(11,636)
Comprehensive income:
Foreign currency translation	—	—	—	—	(8,027)	(8,027)	(386)	(8,413)
Derivative instruments	—	—	—	—	(685)	(685)	(33)	(718)
Net income	—	—	224,524	—	—	224,524	8,791	233,315
Total comprehensive income								224,184

Balance at December 31, 2015 (187,399 shares & 8,956 Omega OP Units)	18,740	4,609,474	1,372,522	(2,254,038)	(8,712)	3,737,986	362,879	4,100,865
Grant of restricted stock to company directors (18 shares at $33.09 per share)	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	13,790	—	—	—	13,790	—	13,790
Vesting/exercising of equity compensation, net of tax withholdings (773 shares)	77	(23,503)	—	—	—	(23,426)	—	(23,426)
Dividend reinvestment plan (7,215 shares at $33.27 per share)	721	239,320	—	—	—	240,041	—	240,041
Grant of stock as payment of directors fees (10 shares at an average of $31.27 per share)	1	324	—	—	—	325	—	325
Deferred compensation directors	—	(129)	—	—	—	(129)	—	(129)
Equity Shelf Program (656 shares at $29.97 per share, net of issuance costs)	66	19,585	—	—	—	19,651	—	19,651
Common dividends declared ($2.36 per share)	—	—	—	(453,349)	—	(453,349)	—	(453,349)
Conversion of Omega OP Units to common stock (72 shares at $35.68 per share)	7	2,559	—	—	—	2,566	—	2,566
Redemption of Omega OP Units (94 units)	—	(10)	—	—	—	(10)	(3,289)	(3,299)
Omega OP Unit distributions	—	—	—	—	—	—	(21,179)	(21,179)
Comprehensive income:
Foreign currency translation	—	—	—	—	(44,468)	(44,468)	(2,067)	(46,535)
Cash flow hedges	—	—	—	—	(647)	(647)	(55)	(702)
Net income	—	—	366,415	—	—	366,415	16,952	383,367
Total comprehensive income								336,130

Balance at December 31, 2016 (196,142 shares & 8,862 Omega OP Units)	$19,614	$4,861,408	$1,738,937	$(2,707,387)	$(53,827)	$3,858,745	$353,241	$4,211,986

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - Continued

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2016 (196,142 shares & 8,862 Omega OP Units)	$19,614	$4,861,408	$1,738,937	$(2,707,387)	$(53,827)	$3,858,745	$353,241	$4,211,986
Grant of restricted stock to company directors (32 shares at $31.23 per share)	3	(3)	—	—	—	—	—	—
Stock-based compensation expense	—	15,212	—	—	—	15,212	—	15,212
Vesting/exercising of equity compensation, net of tax withholdings (116 shares)	12	(2,155)	—	—	—	(2,143)	—	(2,143)
Dividend reinvestment plan (1,199 shares at $30.64 per share)	120	36,602	—	—	—	36,722	—	36,722
Grant of stock as payment of directors fees (5 shares at an average of $32.18 per share)	1	149	—	—	—	150	—	150
Deferred compensation directors (8 shares at $32.10 per share)	—	108	—	—	—	108	—	108
Equity Shelf Program (718 shares at $30.81 per share, net of issuance costs)	72	22,048	—	—	—	22,120	—	22,120
Common dividends declared ($2.54 per share)	—	—	—	(502,861)	—	(502,861)	—	(502,861)
Conversion of Omega OP Units to common stock (89 shares at $32.91 per share)	9	2,933	—	—	—	2,942	—	2,942
Redemption of Omega OP Units (90 units)	—	—	—	—	—	—	(2,990)	(2,990)
Omega OP Unit distributions	—	—	—	—	—	—	(22,626)	(22,626)
Comprehensive income:
Foreign currency translation	—	—	—	—	20,916	20,916	929	21,845
Cash flow hedges	—	—	—	—	2,761	2,761	122	2,883
Net income	—	—	100,419	—	—	100,419	4,491	104,910
Total comprehensive income								129,638

Balance at December 31, 2017 (198,309 shares & 8,772 Omega OP Units)	$19,831	$4,936,302	$1,839,356	$(3,210,248)	$(30,150)	$3,555,091	$333,167	$3,888,258

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$104,910	$383,367	$233,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,591	267,062	210,703
Impairment loss on real estate properties	99,070	58,726	17,681
Impairment loss on direct financing leases	198,199	—	—
Provisions for uncollectible accounts	14,580	9,845	7,871
Refinancing costs and amortization of deferred financing costs	19,711	11,458	35,827
Accretion of direct financing leases	(6,107)	(12,157)	(11,007)
Stock-based compensation expense	15,212	13,790	11,133
Gain on assets sold – net	(53,912)	(50,208)	(6,353)
Amortization of acquired in-place leases - net	(11,910)	(13,991)	(13,846)
Effective yield receivable on mortgage notes	(1,924)	(721)	(4,065)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Contractual receivables	(36,621)	(4,876)	248
Straight-line rent receivables	(25,240)	(42,091)	(36,057)
Lease inducements	(8,419)	2,589	994
Other operating assets and liabilities	(17,228)	1,980	2,972
Net cash provided by operating activities	577,912	624,773	449,416
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(385,418)	(959,748)	(294,182)
Cash acquired in acquisition/merger	2,341	—	84,858
Investments in construction in progress	(86,689)	(68,983)	(164,226)
Investments in direct financing leases	(7,183)	(2,080)	(6,793)
Proceeds from sale of direct financing lease assets	33,306	—	—
Placement of mortgage loans	(34,643)	(48,722)	(14,042)
Investments in unconsolidated joint venture	—	(50,032)	—
Distributions from unconsolidated joint venture	12,175	1,318	—
Proceeds from sale of real estate investments	257,812	169,603	41,543
Capital improvements to real estate investments	(37,766)	(40,471)	(26,397)
Receipts from insurance proceeds	2,754	—	—
Proceeds from other investments	95,696	96,789	45,871
Investments in other investments	(139,047)	(271,557)	(65,402)
Collection of mortgage principal	1,529	59,975	1,359
Net cash used in investing activities	(285,133)	(1,113,908)	(397,411)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,687,000	1,304,000	1,826,000
Payments on credit facility borrowings	(1,587,000)	(1,344,000)	(1,681,000)
Receipts of other long-term borrowings	1,346,749	1,048,173	1,838,124
Payments of other long-term borrowings	(1,252,788)	(181,249)	(2,187,314)
Payments of financing related costs	(29,198)	(11,830)	(54,721)
Receipts from dividend reinvestment plan	36,722	240,041	150,847
Payments for exercised options and restricted stock	(2,143)	(23,426)	(26,706)
Net proceeds from issuance of common stock	22,120	19,651	439,322
Dividends paid	(502,603)	(453,152)	(358,232)
Redemption of Omega OP Units	(48)	(733)	—
Distributions to Omega OP Unit Holders	(22,626)	(21,179)	(11,636)
Net cash (used in) provided by financing activities	(303,815)	576,296	(65,316)

Effect of foreign currency translation on cash, cash equivalents and restricted cash	568	84	(223)
(Decrease) increase in cash, cash equivalents, and restricted cash	(10,468)	87,245	(13,534)
Cash, cash equivalents, and restricted cash at beginning of year	107,276	20,031	33,565
Cash, cash equivalents, and restricted cash at end of year	$96,808	$107,276	$20,031

See accompanying notes

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2017	2016

ASSETS
Real estate properties
Real estate investments (see Note 3)	$7,655,960	$7,566,358
Less accumulated depreciation	(1,376,828)	(1,240,336)
Real estate investments – net	6,279,132	6,326,022
Investments in direct financing leases – net	364,965	601,938
Mortgage notes receivable – net	671,232	639,343
	7,315,329	7,567,303
Other investments – net	276,342	256,846
Investment in unconsolidated joint venture	36,516	48,776
Assets held for sale – net	86,699	52,868
Total investments	7,714,886	7,925,793

Cash and cash equivalents	85,937	93,687
Restricted cash	10,871	13,589
Accounts receivable – net	279,334	240,035
Goodwill	644,690	643,474
Other assets	37,587	32,682
Total assets	$8,773,305	$8,949,260

LIABILITIES AND OWNERS’ EQUITY
Term loans – net	$99,423	$100,000
Secured borrowings – net	53,098	54,365
Accrued expenses and other liabilities	226,028	302,959
Deferred income taxes	17,747	9,906
Intercompany loans payable	4,488,751	4,270,044
Total liabilities	4,885,047	4,737,274

Owners’ Equity:
General partners’ equity	3,555,091	3,858,745
Limited partners’ equity	333,167	353,241
Total owners’ equity	3,888,258	4,211,986
Total liabilities and owners’ equity	$8,773,305	$8,949,260

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,		The period from April 1, 2015 (Aviv Merger date) through December 31,
	2017	2016	2015
Revenue
Rental income	$775,176	$743,885	$505,027
Income from direct financing leases	32,336	62,298	45,590
Mortgage interest income	66,202	69,811	52,331
Other investment income – net	29,225	21,852	6,138
Miscellaneous income	5,446	2,981	1,111
Total operating revenues	908,385	900,827	610,197

Expenses
Depreciation and amortization	287,591	267,062	180,093
General and administrative	47,683	45,867	32,554
Acquisition and merger related costs	-	9,582	52,657
Impairment loss on real estate properties	99,070	58,726	11,699
Impairment loss on direct financing leases	198,199	-	-
Provisions for uncollectible accounts	14,580	9,845	7,873
Total operating expenses	647,123	391,082	284,876

Income before other income and expense	261,262	509,745	325,321
Other income (expense)
Interest income	267	173	92
Interest expense	(188,762)	(164,103)	(115,022)
Interest – amortization of deferred financing costs	(9,516)	(9,345)	(5,637)
Interest – refinancing costs	(21,965)	(2,113)	(19,460)
Contractual settlement	10,412	-	-
Realized gain (loss) on foreign exchange	311	(232)	(173)
Total other expense	(209,253)	(175,620)	(140,200)

Income before gain on assets sold	52,009	334,125	185,121
Gain on assets sold – net	53,912	50,208	6,353
Income from continuing operations	105,921	384,333	191,474
Income tax expense	(3,248)	(1,405)	(1,211)
Income from unconsolidated joint venture	2,237	439	-
Net income	$104,910	$383,367	$190,263

Earnings per unit:
Basic:
Net income	$0.51	$1.91	$0.98
Diluted:
Net income	$0.51	$1.90	$0.97

Weighted-average Omega OP Units outstanding, basic	206,521	200,679	193,843
Weighted-average Omega OP Units outstanding, diluted	206,790	201,635	195,742

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,		The period from April 1, 2015 (Aviv Merger date) through December 31,
	2017	2016	2015

Net income	$104,910	$383,367	$190,263
Other comprehensive income (loss)
Foreign currency translation	21,845	(46,535)	(8,413)
Cash flow hedges	2,883	(702)	(718)
Total other comprehensive income (loss)	24,728	(47,237)	(9,131)
Comprehensive income	$129,638	$336,130	$181,132

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

(in thousands)

	General Partners’ Omega OP Units	Limited Partners’ Omega OP Units	Total Omega OP Units	General Partners’ Equity	Limited Partners’ Equity	Total Equity
Balance at April 1, 2015	138,752	—	138,752	$1,770,953	$—	$1,770,953
Contributions from partners	48,647	9,165	57,812	2,034,091	373,394	2,407,485
Distributions to partners	—	—	—	(239,818)	(11,636)	(251,454)
Omega OP Unit redemptions	—	(209)	(209)	—	(7,251)	(7,251)
Comprehensive income
Foreign currency translation	—	—	—	(8,027)	(386)	(8,413)
Cash flow hedges	—	—	—	(685)	(33)	(718)
Net income	—	—	—	181,472	8,791	190,263
Total comprehensive income						181,132

For the period from April 1, 2015 (Aviv Merger date) through December 31, 2015	187,399	8,956	196,355	3,737,986	362,879	4,100,865
Contributions from partners	8,743	—	8,743	252,818	—	252,818
Distributions to partners	—	—	—	(453,349)	(21,179)	(474,528)
Omega OP Unit redemptions	—	(94)	(94)	(10)	(3,289)	(3,299)
Comprehensive income
Foreign currency translation	—	—	—	(44,468)	(2,067)	(46,535)
Cash flow hedges	—	—	—	(647)	(55)	(702)
Net income	—	—	—	366,415	16,952	383,367
Total comprehensive income						336,130

Balance at December 31, 2016	196,142	8,862	205,004	3,858,745	353,241	4,211,986
Contributions from partners	2,167	—	2,167	75,111	—	75,111
Distributions to partners	—	—	—	(502,861)	(22,626)	(525,487)
Omega OP Unit redemptions	—	(90)	(90)	—	(2,990)	(2,990)
Comprehensive income
Foreign currency translation	—	—	—	20,916	929	21,845
Cash flow hedges	—	—	—	2,761	122	2,883
Net income	—	—	—	100,419	4,491	104,910
Total comprehensive income						129,638

Balance at December 31, 2017	198,309	8,772	207,081	$3,555,091	$333,167	$3,888,258

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,		The period from April 1, 2015 (Aviv Merger date) through December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$104,910	$383,367	$190,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,591	267,062	180,093
Impairment loss on real estate properties	99,070	58,726	11,699
Impairment loss on direct financing leases	198,199	—	—
Provisions for uncollectible accounts	14,580	9,845	7,873
Refinancing costs and amortization of deferred financing costs	19,711	11,458	25,097
Accretion of direct financing leases	(6,107)	(12,157)	(8,393)
Stock-based compensation expense	15,212	13,790	9,523
Gain on assets sold – net	(53,912)	(50,208)	(6,353)
Amortization of acquired in-place leases - net	(11,910)	(13,991)	(12,654)
Effective yield receivable on mortgage notes	(1,924)	(721)	(2,945)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Contractual receivables	(36,621)	(4,876)	444
Straight-line rent receivables	(25,240)	(42,091)	(30,782)
Lease inducements	(8,419)	2,589	3,104
Other operating assets and liabilities	(17,228)	1,980	(19,651)
Net cash provided by operating activities	577,912	624,773	347,318
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(385,418)	(959,748)	(287,882)
Cash acquired in acquisition/merger	2,341	—	84,858
Investments in construction in progress	(86,689)	(68,983)	(158,375)
Investments in direct financing leases	(7,183)	(2,080)	(6,793)
Proceeds from sale of direct financing lease assets	33,306	—	—
Placement of mortgage loans	(34,643)	(48,722)	(12,040)
Investments in unconsolidated joint venture	—	(50,032)	—
Distributions from unconsolidated joint venture	12,175	1,318	—
Proceeds from sale of real estate investments	257,812	169,603	41,288
Capital improvements to real estate investments	(37,766)	(40,471)	(20,793)
Receipts from insurance proceeds	2,754	—	—
Proceeds from other investments	95,696	96,789	43,716
Investments in other investments	(139,047)	(271,557)	(63,934)
Collection of mortgage principal	1,529	59,975	1,071
Net cash used in investing activities	(285,133)	(1,113,908)	(378,884)
Cash flows from financing activities
Proceeds from intercompany loans payable to Omega	3,033,749	2,352,173	2,968,302
Repayment of intercompany loans payable to Omega	(2,839,788)	(1,525,249)	(3,429,431)
Payment of financing related costs incurred by Omega	(29,198)	(11,830)	(33,403)
Equity contributions from general partners	56,699	236,266	119,936
Distributions to general partners	(502,603)	(453,152)	(289,971)
Distributions to limited partners	(22,626)	(21,179)	(11,636)
Redemption of Omega OP Units	(48)	(733)	—
Net cash (used in) provided by financing activities	(303,815)	576,296	(676,203)

Effect of foreign currency translation on cash, cash equivalents and restricted cash	568	84	(223)
(Decrease) increase in cash, cash equivalents and restricted cash	(10,468)	87,245	(707,992)
Cash, cash equivalents and restricted cash at beginning of year	107,276	20,031	728,023
Cash, cash equivalents and restricted cash at end of year	$96,808	$107,276	$20,031

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega”) was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. All of Omega's assets are owned directly or indirectly, and all of Omega's operations are conducted directly or indirectly, through its subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. No substantive assets were owned or activity occurred in Omega OP until the merger with Aviv REIT, Inc. on April 1, 2015. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega and Omega OP, collectively.

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). On September 26, 2017, OHI Holdco, a wholly owned subsidiary of Omega and a co-general partner of Omega OP, was merged with and into Omega, resulting in Omega becoming the sole general partner of Omega OP. Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of December 31, 2017, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the outstanding Omega OP Units. Each Omega OP Unit (other than those owned by Omega) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Omega, subject to Omega’s election to exchange the Omega OP Units tendered for redemption for common stock of Omega on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the Partnership Agreement.

Consolidation

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega OP. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

Risks and Uncertainties

The Company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and growing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the rising cost of healthcare services.

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

Asset Acquisitions

On October 1, 2016, we early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01, Business Combinations-Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as business acquisitions. As a result of adopting ASU 2017-01, real estate acquisitions completed after October 1, 2016 did not meet the definition of a business combination and were deemed to be asset acquisitions. Real estate asset acquisitions completed prior to October 1, 2016 were typically deemed to be business combinations and the related acquisition costs were expensed as incurred. For asset acquisitions, assets acquired and liabilities assumed are recognized by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis and the costs of the acquisition are capitalized. The fair value of the assets acquired and liabilities assumed in an asset acquisition are determined in a consistent manner with the immediately preceding “Business Combinations” section.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Lease Accounting

At the inception of the lease and during the amendment process, we evaluate each lease to determine if the lease should be considered an operating lease, sales-type lease, or direct financing lease. As of December 31, 2017, we have determined that all but five of our leases should be accounted for as operating leases. The other five leases are accounted for as direct financing leases.

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

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Certain direct financing leases include annual rent escalators; see “Revenue Recognition” below for further discussion regarding the recording of interest income on our direct financing leases. As of December 31, 2017, we fully reserved $2.9 million of unamortized direct costs related to originating our direct financing leases. As of December 31, 2016, we have $3.3 million of unamortized direct costs related to originating our direct financing leases recorded on our Consolidated Balance Sheet.

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

Real Estate Investment Impairment

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset. In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess the recoverability are probability-weighted based on management’s best estimates as of the date of evaluation. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment of the Company’s assets in a future period that could be material to the Company’s results of operations.

For the years ended December 31, 2017, 2016 and 2015, we recognized impairment losses on real estate investments of $99.1 million, $58.7 million and $17.7 million, respectively.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Allowance for Losses on Mortgages, Other Investments and Direct Financing Leases

The allowances for losses on mortgage notes receivable, other investments and direct financing leases (collectively, our “loans”) are maintained at a level believed adequate to absorb potential losses. The determination of the allowances is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, financial strength of the borrower and guarantors and the value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreements. Consistent with this definition, all loans on non-accrual status may be deemed impaired. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. When management identifies potential loan impairment indicators, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral. We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral.

We account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impaired loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost-recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of December 31, 2017 and 2016, we had $177.5 million and $8.7 million, respectively, of reserves on our loans.

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

No impairment loss on our investment in unconsolidated joint venture was recognized during the years ended December 31, 2017 or 2016.

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

Restricted Cash

Restricted cash consists primarily of liquidity deposits escrowed for tenant obligations required by us pursuant to certain contractual terms and other deposits required by the U.S. Department of Housing and Urban Development (“HUD”) in connection with our HUD borrowings.

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

On a quarterly basis, we review our accounts receivable to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement. If we determine collectability of any of our contractual receivables is at risk, we estimate the potential uncollectible amounts and provide an allowance. In the case of a lease recognized on a straight-line basis, a loan recognized on an effective yield basis or the existence of lease inducements, we generally provide an allowance for straight-line, effective interest, and or lease inducement accounts receivable when certain conditions or indicators of adverse collectability are present. If the accounts receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off.

At December 31, 2017, three of our operators were approximately 90 days or more past due on rent/interest payments to the Company. Two of these operators are considered top ten operators as determined based on total revenue for the year ended December 31, 2017. Of these three operators, rent/interest from two of these operators is being recognized on a cash basis as of December 31, 2017.

A summary of our net receivables by type is as follows:

	December 31,
	2017	2016
	(in thousands)

Contractual receivables	$43,258	$13,376
Effective yield interest receivables	11,673	9,749
Straight-line rent receivables – net	216,054	208,874
Lease inducements	16,812	8,393
Allowance	(8,463)	(357)
Accounts receivable – net	$279,334	$240,035

In 2017, we recorded a provision for uncollectible accounts of approximately $9.3 million related to contractual and straight-line rent receivables for one of our top ten operators and approximately $4.1 million of provision for uncollectible accounts, net of recoveries related to contractual and straight-line receivables of other operators and/or facilities that we intend to exist or transition.

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

In the first step of the two-step goodwill impairment test (“Step 1”), we compare the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by reference to the market capitalization of the Company as determined through quoted market prices and adjusted for other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step (“Step 2”) of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. The Company has not been required to perform Step 2 of the process because the fair value of the reporting unit has significantly exceeded its book value at the measurement date. There was no impairment of goodwill during 2017, 2016, or 2015.

Income Taxes

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

We record direct financing lease income on a constant interest rate basis over the term of the lease. The costs related to originating the direct financing leases have been deferred and are being amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases. Allowances are provided against earned revenues from direct financing leases when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection.

Mortgage interest income and other investment income is recognized as earned over the terms of the related mortgage notes or other investment, typically using the effective yield method. Allowances are provided against earned revenues from mortgage interest or other investments when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection.

Gains and losses on sales of real estate assets are recognized in accordance with the authoritative guidance for sales of real estate. The specific timing of the recognition of the sale and the related gain is measured against the various criteria in the guidance related to the terms of the transactions and any continuing involvement associated with the assets sold. To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

Stock-Based Compensation

We recognize stock-based compensation expense adjusted for estimated forfeitures to employees and directors, in general and administrative in our Consolidated Statements of Operations on a straight-line basis over the requisite service period of the awards.

Deferred Financing Costs and Original Issuance Premium and/or Discounts for Debt Issuance

External costs incurred from the placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Deferred financing costs related to our revolving line of credit are included in other assets on our Consolidated Balance Sheets and deferred financing costs related to our other borrowings are included as a direct deduction from the carrying amount of the related debt liability on our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. All premiums and discounts are recorded as an addition to or reduction from debt on our Consolidated Balance Sheets. Amortization of deferred financing costs and original issuance premiums or discounts totaled $9.5 million, $9.3 million and $7.0 million in 2017, 2016 and 2015, respectively, and are classified as interest - amortization of deferred financing costs on our Consolidated Statements of Operations. When financings are terminated, unamortized deferred financing costs and unamortized premiums or discounts, as well as charges incurred for the termination, are recognized as expense or income at the time the termination is made. Gains and losses from the extinguishment of debt are presented in interest-refinancing costs on our Consolidated Statements of Operations.

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

Effective June 30, 2015, Omega (through OHI Holdco, in its capacity as the general partner of Aviv OP) caused Aviv OP to make a distribution of Omega OP Units held by Aviv OP (or equivalent value) to Aviv OP investors (the “Aviv OP Distribution”) in connection with the liquidation of Aviv OP. As a result of the Aviv OP Distribution, Omega directly and indirectly owned approximately 95% of the outstanding Omega OP Units, and the other investors owned approximately 5% of the outstanding Omega OP Units at that time. As a part of the Aviv OP Distribution, Omega settled approximately 0.2 million units via cash settlement. As of December 31, 2017, Omega owns approximately 96% of the issued and outstanding Omega OP Units, and investors own approximately 4% of the outstanding Omega OP Units.

Noncontrolling Interests

Noncontrolling interests is the portion of equity not attributable to the respective reporting entity. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, or owners’ equity on our Consolidated Balance Sheets. We include net income (loss) attributable to the noncontrolling interests in net income in our Consolidated Statements of Operations.

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

We and certain of our consolidated subsidiaries may have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature in which case the adjustments are included in Omega OP’s owners’ equity and Omega’s AOCL.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities on the Consolidated Balance Sheets at fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, whereas the change in fair value of the ineffective portion is recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At December 31, 2017, $1.5 million of qualifying cash flow hedges were recorded at fair value in other assets and at December 31, 2016, $1.5 million of qualifying cash flow hedges were recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Net investment hedge

We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the hedging instrument due to remeasurement of the effective portion is reported in Omega OP’s owners’ equity and Omega’s AOCL in our Consolidated Balance Sheets and the remaining change in the carrying value of the ineffective portion, if any, is recognized in earnings. We evaluate the effectiveness of our net investment hedge on a quarterly basis. We did not record any ineffectiveness during 2017.

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

Recently Adopted Accounting Pronouncements

In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. We adopted this accounting standard on January 1, 2017, at which time the Company began prospectively accounting for excess tax benefits or tax deficiencies as an adjustment to income tax expense in our Consolidated Statements of Operations as opposed to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The Company will continue to account for forfeitures as they occur and present employee taxes paid as a financing activity on our Consolidated Statements of Cash Flows. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the fourth quarter of 2017, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires restricted cash balances be included along with cash and cash equivalents as of the end of the period and the beginning of period, respectively, in the Company's consolidated statement of cash flows for all periods presented. We have retrospectively adjusted the presentation of restricted cash on the Company’s Consolidated Statement of Cash Flows for all prior periods presented, as required. There is no impact to the Company’s net assets, net income or retained earnings in any period presented. Total net cash provided by operating activities decreased in 2016 and 2015 by approximately $1.0 million and $14.5 million, respectively, with a corresponding increase to the change in cash, cash equivalents and restricted cash for the years ended 2016 and 2015.

During the fourth quarter of 2017, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in a company’s statement of cash flows for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. Historically, the Company has classified the receipt and reinvestment of property insurance proceeds as an operating activity in its statement of cash flows. The receipt and reinvestment of property insurance proceeds in 2016 and 2015 was immaterial to the Company’s financial statements and not adjusted. As a result of adopting ASU 2016-15, the Company presented the receipt and subsequent reinvestment of property insurance proceeds in 2017 as an investing activity in the Consolidated Statement of Cash Flows, as this classification more accurately reflects the nature of the cash flows. There was no impact to the Company’s net assets, income or retained earnings in any period presented as a result of adopting ASU 2016-15.

Recent Accounting Pronouncements - Pending Adoption

In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. As a result of adopting ASU 2014-09 and its updates on January 1, 2018, the Company will recognize $10.0 million of deferred gain resulting from the sale of facilities to a third party in December 2017 through retained earnings on January 1, 2018. The Company intends to adopt ASU 2014-09 and its subsequent updates in accordance with the modified retrospective approach. The Company has completed its analysis of ASU 2014-09 and its related updates and has determined that its adoption will not have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09 and its updates.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the pending adoption of ASU 2016-02 and in connection with the pending adoption of ASU 2014-09, the Company may be required to record real estate tax revenues and an equal and offsetting real estate tax expense, as a result of our operators paying real estate taxes on our behalf. We are continuing to evaluate the other impacts of adopting ASU 2016-02 on our consolidated financial statements.

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

NOTE 3 – PROPERTIES

Leased Property

Our leased real estate properties, represented by 735 SNFs, 118 ALFs, 15 specialty facilities and one medical office building at December 31, 2017, are leased under provisions of single or master operating leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Also see Note 4 – Direct Financing Leases for information regarding additional properties accounted for as direct financing leases. Substantially all of the single leases and master leases provide for minimum annual rentals that are typically subject to annual increases. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2017	2016
	(in thousands)
Buildings	$6,098,119	$6,090,294
Land	795,874	759,295
Furniture, fixtures and equipment	440,737	454,760
Site improvements	227,150	206,206
Construction in progress	94,080	55,803
Total real estate investments	7,655,960	7,566,358
Less accumulated depreciation	(1,376,828)	(1,240,336)
Real estate investments - net	$6,279,132	$6,326,022

For the years ended December 31, 2017, 2016 and 2015, we capitalized $8.0 million, $6.6 million and $3.7 million, respectively, of interest to our projects under development.

The future minimum estimated contractual rents due for the remainder of the initial terms of the operating leases are as follows at December 31, 2017:

(in thousands)
2018	$687,567
2019	696,793
2020	710,610
2021	722,609
2022	720,818
Thereafter	4,095,073
Total	$7,633,470

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables summarize the significant transactions that occurred between 2017 and 2015. The 2015 table excludes the acquisition of Care Homes in the U.K. and the Aviv Merger in the second quarter of 2015, which are discussed separately below.

2017 Acquisitions and Other

	Number of Facilities		Country/	Total Investment (4)		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield (2)
Period	SNF	ALF	State	(in millions)					(%)
Q1	-	1	VA	$7.6		$0.5	$6.8	$0.3	7.50
Q2	1	-	NC	8.6		0.7	7.3	0.6	9.50
Q2	-	18	UK	124.2	(1)	34.1	85.1	5.0	8.50
Q3	-	1	TX	2.3		0.7	1.5	0.1	9.25
Q3	15	-	IN	211.0		18.0	180.2	12.8	9.50
Q3	9	-	TX	19.0	(3)	1.7	15.5	1.8	18.60
Q4	6	-	TX	40.0		1.0	35.1	3.9	9.25

Total	31	20		$412.7		$56.7	$331.5	$24.5

(1)	Omega recorded a non-cash deferred tax liability and acquisition costs of approximately $8.2 million and $1.2 million, respectively, in connection with this acquisition.
(2)	The cash yield is based on the purchase price.
(3)	In July 2017, we transitioned nine SNFs formerly subject to a direct financing lease to another operator. As a result of terminating the direct financing lease, we wrote down the facilities to our original cost basis and recorded an impairment on the direct financing lease of approximately $1.8 million. See Note 4 – Direct Financing Leases for additional information.
(4)	All of the aforementioned acquisitions were accounted for as asset acquisitions.

During 2017, we acquired three parcels of land which are not reflected in the table above for approximately $6.7 million with the intent of building new facilities for existing operators.

2016 Acquisitions and Other

	Number of Facilities		Country/	Total Investment(6)		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield (7)
Period	SNF	ALF	State	(in millions)					(%)
Q1	-	1	UK	$8.3		$1.4	$6.7	$0.2	7.00
Q1	-	1	UK	6.1		0.6	5.3	0.2	7.00
Q1	10	-	OH, VA, MI	169.0	(2)	10.5	152.5	6.0	8.50
Q1	-	2	GA	20.2		0.8	18.3	1.1	7.50
Q1	3	-	MD	25.0		2.5	19.9	2.6	8.50
Q1	21	-	VA, NC	212.5		19.3	181.1	12.1	8.50
Q2	-	10	UK	111.9	(3)	24.8	83.9	3.2	7.00
Q2	-	3	TX	66.0	(4)	5.8	58.6	1.6	6.80
Q2	3	-	CO, MO	31.8		3.1	26.2	2.5	9.00
Q3	-	1	FL	4.3		2.3	1.8	0.2	8.00
Q3	-	1	GA	2.5		0.2	2.1	0.2	8.00
Q3	-	1	FL	16.5		1.8	14.3	0.4	8.00
Q3	1	-	SC	10.1		2.7	6.5	0.9	9.00
Q3	1	-	OH	9.0	(5)	-	8.6	0.4	9.00
Q3	31	-	FL, KY,TN	329.6	(1)	24.6	290.8	14.2	9.00
Total	70	20		$1,022.8		$100.4	$876.6	$45.8

(1)	The Company’s investment includes a purchase option buyout obligation with a fair value of approximately $29.6 million. The future buyout obligation is recorded in accrued expenses and other liabilities on our Consolidated Balance Sheet. The Company also acquired a term loan with a fair value of approximately $37.0 million which is recorded in other investments on our Consolidated Balance Sheet. In August 2017, the purchase option was terminated and the operator used the proceeds to repay certain other investments, refer to Note – 6 Other Investments for details.
(2)	Acquired from a related party. Refer to Note – 2 Summary of Significant Accounting Policies - Related Party Transactions.
(3)	Omega also recorded a deferred tax asset of approximately $1.9 million in connection with the acquisition.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(4)	The Company paid $63.0 million in cash at closing to acquire the facilities. We paid an additional $1.5 million in April 2017 and the remaining $1.5 million will be paid in April 2018. The additional consideration to be paid is contractually determined and not contingent on other factors.
(5)	The Company paid approximately $3.5 million in cash to acquire the facility. The remainder of the purchase price (approximately $5.5 million) was funded with the redemption of an other investment note.
(6)	All of the aforementioned acquisitions were accounted for as business combinations.
(7)	The cash yield is based on the purchase price.

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

2015 Acquisitions and Other

	Number of Facilities			Total Investment		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield (4)
Period	SNF	ALF	State	(in millions)					(%)
Q1	1	-	TX	$6.8		$0.1	$6.1	$0.6	9.50
Q3	6	-	NE	15.0		1.4	12.1	1.5	9.00
Q3	1	2	WA	18.0		2.2	14.9	0.9	8.00
Q3	-	2	GA	10.8		1.2	9.0	0.6	7.00
Q3	1	-	VA	28.5	(1)	1.9	24.2	2.4	9.25
Q3	2	-	FL	32.0		1.4	29.0	1.6	9.00
Q3	-	-	NY	111.7	(2)(3)	111.7	-	-	-
Q4	1	-	AZ	0.6	(3)	0.3	0.3	-	9.00
Q4	1	-	TX	5.3		1.8	3.0	0.5	9.50
Total	13	4		$228.7		$122.0	$98.6	$8.1

(1)	In July 2015, we leased the facility to a new operator with an initial lease term of 10 years.
(2)	On July 24, 2015, we purchased five buildings located in New York City, New York for approximately $111.7 million. We and our operator plan to construct a 215,000 square-foot assisted living and memory care facility. The properties were added to the operator’s existing master lease. The lease provides for a 5% annual cash yield on the land during the construction phase. Upon issuance of a certification of occupancy, the annual cash yield will increase to 7% in year one and 8% in year two with 2.5% annual escalators thereafter.
(3)	Accounted for as an asset acquisition.
(4)	The cash yield is based on the purchase price.

For the year ended December 31, 2015, we recognized rental revenue of approximately $4.9 million and expensed $2.2 million of acquisition related costs related to the aforementioned acquisitions. No goodwill was recorded in connection with these acquisitions.

Acquisition of Care Homes in the U.K.

On May 1, 2015, we closed on a purchase/leaseback Care Homes Transaction (the “Care Homes Transaction”) for 23 care homes located in the U.K. and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them back to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to ALFs in the U.S., are located throughout the East Anglia region (north of London) of the U.K. Healthcare Homes is headquartered in Colchester (Essex County), England. We recorded approximately $193.8 million of assets consisting of land ($20.7 million), building and site improvements ($152.1 million), furniture and fixtures ($5.3 million) and goodwill ($15.7 million). We also recorded an initial deferred tax liability associated with the temporary tax basis difference of approximately $15 million.

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

Pro Forma Acquisition Results

The businesses acquired in 2015 are included in our results of operations from the dates of acquisition. The following unaudited pro forma results reflect the impact of the acquisitions as if they occurred on January 1, 2014. In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made. The following pro forma information is not indicative of future operations.

Year Ended December 31, 2015
(in thousands, except per share amounts, unaudited)
Pro forma revenues	$817,642
Pro forma net income	$258,927

Earnings per share – diluted:
Net income – as reported	$1.29
Net income – pro forma	$1.33

Asset Sales, Impairments and Other

During the fourth quarter of 2017, we sold 32 facilities (two previously held for sale at September 30, 2017) subject to operating leases for approximately $188.0 million in net proceeds recognizing a gain on sale of approximately $46.4 million. In addition, we recorded impairments on real estate properties of approximately $63.5 million on 32 facilities (two were subsequently reclassified to held for sale). Of the $63.5 million impairment on real estate properties, $12.6 million related to one facility that was destroyed in a fire.

In 2017, we sold 52 facilities (14 previously held for sale at December 31, 2016) subject to operating leases for approximately $257.8 million in net proceeds recognizing a gain on sale of approximately $53.9 million. In addition, we recorded impairments on real estate properties of approximately $99.1 million on 37 facilities including approximately $2.6 million of capitalized costs associated with the termination of construction projects with two of our operators. The total net recorded investment in these properties after impairments and excluding facilities previously sold was approximately $125.1 million as of December 31, 2017, with approximately $7.7 million related to properties classified as held for sale.

Of the 52 facilities sold in 2017, the sale of ten of these facilities did not qualify for sale accounting under the full accrual method. The ten SNFs with a carrying value of approximately $23.2 million were sold to a third-party for approximately $43.3 million, resulting in a total gain of approximately $17.5 million after $2.6 million of closing costs. In connection with this sale, we provided the buyer a $10.0 million loan which is recorded in other investments on our Consolidated Balance Sheet. We recognized a net gain of approximately $7.5 million in 2017 and deferred $10.0 million of gain related to this sale. The $10.0 million of deferred gain is recorded as a reduction to our other investments on our Consolidated Balance Sheet. See Note 6 – Other Investments for more details.

In 2016, we sold 38 facilities (three previously held for sale at December 31, 2015) subject to operating leases for approximately $169.6 million in net proceeds recognizing a gain on sale of approximately $50.2 million. We also recorded impairments on real estate properties of approximately $58.7 million on 29 facilities.

In 2015, we sold seven SNFs (three previously held for sale at December 31, 2014) subject to operating leases for total cash proceeds of approximately $41.5 million, generating a gain on sale of approximately $6.4 million. We also recorded impairments on real estate properties of approximately $17.7 million on six SNFs.

The 2017 and 2016 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. The 2015 impairments are primarily the result of closing facilities or updating the estimated proceeds we expected to receive for the sale of closed facilities at that time. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to held for sale, to its estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). See also Note 4 – Direct Financing Leases and Note 8 – Assets Held For Sale for more details.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 4 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	December 31,
	2017	2016
	(in thousands)
Minimum lease payments receivable	$3,707,079	$4,287,069
Less unearned income	(3,169,942)	(3,685,131)
Investment in direct financing leases	537,137	601,938
Less allowance for loss on direct financing leases	(172,172)	—
Investment in direct financing leases – net	$364,965	$601,938

Properties subject to direct financing leases	41	58
Number of direct financing leases	5	7

The following table summarizes our investments in the direct financing leases by operator, net of allowance for loss:

	December 31,
	2017	2016
	(in thousands)
Orianna	$337,705	$574,581
Reliance Health Care Management, Inc.	15,458	15,498
Sun Mar Healthcare	11,481	11,443
Markleysburg Healthcare Investors, LP	321	416
Investment in direct financing leases - net	$364,965	$601,938

The following minimum rents are due under our direct financing leases for the next five years (in thousands):

2018(1)	2019(1)	2020(1)	2021(1)	2022(1)
$2,612	$2,654	$2,686	$2,629	$2,680

(1)	Orianna has been excluded from the contractual minimum rent payments due under our direct financing leases. See below for additional information.

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

In 2017, we sold eight of these facilities, with a carrying value of approximately $36.4 million for approximately $33.3 million to unrelated third parties. These facilities were subject to direct financing leases with Orianna in the Northwest region and the Southeast region. We recorded approximately $3.3 million of impairment related to these sales. In addition, we transitioned nine SNFs, representing all of the facilities subject to another direct financing lease with Orianna in the Texas region, to an existing operator of the Company pursuant to an operating lease. In connection with this transaction, we recorded the real estate properties at our original cost basis of approximately $19.0 million, eliminated our investment in the direct financing lease and recorded an impairment of approximately $1.8 million. In conjunction with this transaction, we also amended our Orianna Southeast region master lease to reduce the outstanding balance by $19.3 million. As a result of the amendment, we recorded impairment on our investment in direct financing lease of approximately $20.8 million.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Orianna has not satisfied the contractual payments due under the terms of the remaining two direct financing leases or the separate operating lease with the Company and the collectability of future amounts due is uncertain. The Company is in continuing discussions with Orianna regarding the Orianna portfolio. The outcome of such negotiations may include the sale of some facilities and transitioning certain facilities from Orianna to other operators.

In 2017, we recorded an allowance for loss on direct financing leases of $172.2 million with Orianna covering 38 facilities in the Southeast region of the U.S. The amount of the allowance was determined based on the fair value of the facilities subject to the direct financing lease. To estimate the fair value of the underlying collateral, we utilized an income approach and Level 3 inputs. Our estimate of fair value assumed annual rents ranging between $32.0 million and $38.0 million, rental yields between 9% and 10%, current and projected operating performance of the facilities, coverage ratios and bed values. Such assumptions are subject to change based on changes in market conditions and the ultimate resolution of this matter. Such changes could be significantly different than the currently estimated fair value and such differences could have a material impact on our financial statements.

The 38 facilities under our master leases with Orianna as of December 31, 2017 are located in seven states, predominantly in the southeastern U.S. (37 facilities) and Indiana (1 facility). Our recorded investment in these direct financing leases, net of the $172.2 million allowance, amounted to $337.7 million, as of December 31, 2017. We have not recognized any direct financing lease income from Orianna for the period from July 1, 2017 through December 31, 2017. For the year ended December 31, 2017, we recognized a total impairment of $198.2 million on direct financing leases.

Additionally, we own four facilities and lease them to Orianna under a master lease which expires in 2026. The four facility lease is being accounted for as an operating lease. We have not recognized any income on this operating lease for the period from July 1, 2017 through December 31, 2017, as Orianna did not pay the contractual amounts due and collectability is uncertain. Our recorded investment in this operating lease was $38.4 million as of December 31, 2017. As of December 31, 2017, we have an allowance for contractual receivables and straight-line rent receivables related to this lease of $1.9 million representing all amounts past due.

NOTE 5 – MORTGAGE NOTES RECEIVABLE

As of December 31, 2017, mortgage notes receivable relate to 31 fixed rate mortgages on 51 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states, operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2017	2016
	(in thousands)

Mortgage note due 2024; interest at 9.98%	$112,500	$112,500
Mortgage note due 2029; interest at 9.68%	410,763	412,140
Other mortgage notes outstanding (1)	152,874	118,637
Mortgage notes receivable, gross	676,137	643,277
Allowance for loss on mortgage notes receivable(2)	(4,905)	(3,934)
Total mortgages — net	$671,232	$639,343

(1)	Other mortgage notes outstanding have stated interest rates ranging from 8.35% to 14.0% per annum and maturity dates through 2029.
(2)	The allowance for loss on mortgage notes receivable relates to one mortgage with an operator. The carrying value and fair value of the mortgage note receivable is approximately $1.5 million at December 31, 2017 and $2.5 million at December 31, 2016.

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

$415 Million of Refinancing/Consolidating Mortgage Loans due 2029

On June 30, 2014, we entered into an agreement to refinance/consolidate $117 million in existing mortgages with maturity dates ranging from 2021 to 2023 on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities. The original $415 million mortgage matures in 2029 and was secured by 31 facilities. The new loan bore an initial annual cash interest rate of 9.0% that increases by 0.225% per year (e.g., beginning in year 2 the annual cash interest rate was 9.225%, in year 3 the annual cash interest rate was 9.45%, etc.). The mortgage is cross-defaulted and cross-collateralized with our existing master lease and other investment notes with the operator.

Conversion of Mortgage Notes due 2046 to Leased Properties

In January 2016, we acquired three facilities via a deed-in-lieu of foreclosure from a mortgagor. The fair value of the facilities approximated the $25.0 million carrying value of the mortgages. These facilities are located in Maryland. Simultaneously, we leased these facilities to an existing operator.

NOTE 6 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2017	2016
	(in thousands)

Other investment note due 2019; interest at 11.25%	$49,708	$49,458
Other investment note due 2020; interest at 14.57%	49,490	47,913
Other investment note due 2022, interest at 9.00%	31,987	31,987
Other investment note due 2030; interest at 6.66%	50,000	44,595
Other investment notes outstanding (1)	95,530	87,691
Other investments, gross	276,715	261,644
Allowance for loss on other investments (2)	(373)	(4,798)
Total other investments	$276,342	$256,846

(1)	Other investment notes have maturity dates through 2028 and interest rates ranging from 6.0% to 12.0% per annum.
(2)

The 2017 allowance for loss on other investments relates to one loan with an operator that has been fully reserved at December 31, 2017 with a charge to earnings in 2017. The reserves at December 31, 2016 were written off in 2017.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is an overview of certain notes, including certain notes entered into or fully repaid in 2017 and 2016.

Other Investment note due 2019

On February 26, 2016, we acquired and funded a $50.0 million mezzanine note at a discount of approximately $0.75 million to a new operator.

Other Investment note due 2020

On July 29, 2016, we provided an existing operator $48.0 million of term loan funding. The term loan bears interest at LIBOR with a floor of 1% plus 13% and matures on July 29, 2020. The term loan requires monthly principal payments of $0.25 million through July 2019, and $0.5 million from August 2019 through maturity. In addition, a portion of the monthly interest may be accrued to the outstanding principal balance of the loan. In November 2017, we provided the operator forbearance through February 2018. The forbearance allows for the deferral of principal payments and permits the operator to accrue all interest due to the outstanding principal balance of the loan.

Other Investment notes due 2020

On December 28, 2017, we provided subsidiaries of a third party buyer $10.0 million of financing to acquire ten SNFs previously owned by the Company. The loan bears interest at 10% per annum and requires principal payments of $5.0 million in December 2018, $2.0 million in December 2019 and $3.0 million at maturity in December 2020. The $10.0 million loan is offset by a $10.0 million deferred gain as a result of the sale. See Note 3 – Properties for more details.

Other Investment note due 2022

On September 30, 2016, we acquired and amended a term loan with a fair value of approximately $37.0 million with an existing operator. A $5.0 million tranche of the term loan bears interest at 13% and matures on September 30, 2019 and a $32.0 million tranche of the term loan bears interest at 9% per annum and matures on March 31, 2022. The $5.0 million tranche was paid off in August 2017.

Other Investment note due 2030

On June 30, 2015, we entered into a $50.0 million revolving credit facility with an operator. The note bears interest at approximately 6.66% per annum and matures in 2030. As of December 31, 2017, approximately $50.0 million has been drawn and remains outstanding.

Other Investment notes settlement and paid off

On December 29, 2016, we provided an operator a $2.9 million term loan note. The term loan note bore interest at 11.0% per annum and initially matured in April 2017. The note was paid off in January 2017.

On January 1, 2016, we entered into a $10.0 million revolving credit facility with an existing operator. The revolving credit facility bore interest at 7.5% per annum and initially matured in December 2017. The revolving credit facility was paid off in March 2017.

On February 1, 2016, we provided an existing operator a $15.0 million secured working capital note. The working capital note bore interest at 8.5% per annum and was repaid at maturity in December 2017.

In August 2017, we executed an agreement with an existing operator that terminated our purchase option buyout obligation of approximately $30.7 million. The purchase option buyout obligation was recorded in accrued expenses and other liabilities on our Consolidated Balance Sheets. In exchange, we agreed to the settlement of other investment notes with a weighted average interest rate of 10.5% and a carrying value of approximately $30.2 million.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On November 1, 2016, we invested approximately $50.0 million for an approximate 15% ownership interest in a joint venture operating as Second Spring Healthcare Investments. The other approximate 85% interest is owned by affiliates of Lindsey Goldberg LLC. We account for our investment in the joint venture using the equity method. On November 1, 2016, the joint venture acquired 64 SNFs for approximately $1.1 billion.

We receive asset management fees from the joint venture for services provided. For the years ended December 31, 2017 and 2016, we recognized $2.0 million and $0.3 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations. The accounting policies for the unconsolidated joint venture are the same as those of the Company.

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2015	3	$6,599
Properties sold/other (1)	(24)	(75,948)
Properties added (2)	41	122,217
December 31, 2016	20	52,868
Properties sold/other (3)	(17)	(39,299)
Properties added (4)	19	73,130
December 31, 2017 (5)	22	$86,699

(1)	In 2016, we sold 21 SNFs for approximately $86.7 million in net proceeds recognizing gains on sales of approximately $16.5 million. We also recorded approximately $4.9 million of impairments on 16 facilities to reduce their net book values to their estimated fair value less costs to sell. Two SNFs and one ALF classified as assets held for sale in the second quarter were no longer considered held for sale and were reclassified in the third quarter back to leased properties at their fair values (approximately $7.0 million).
(2)	In 2016, we reclassified ten ALFs and 31 SNFs to assets held for sale (including the two SNFs and one ALF mentioned above that were reclassified back to leased properties in the third quarter). We recorded approximately $49.4 million of impairment charges on 20 of these facilities to reduce their net book values to their estimated fair value less costs to sell before they were reclassified to assets held for sale.
(3)	In 2017, we sold 13 SNFs and three ALFs for approximately $38.8 million in net proceeds recognizing a gain on sale of approximately $4.3 million. One SNF classified as an asset held for sale at December 31, 2016 was no longer considered held for sale during the first quarter of 2017 and was reclassified back to leased properties at approximately $5.1 million which represents the facility’s then carrying value adjusted for depreciation that was not recognized while classified as held for sale.
(4)	In 2017, we reclassified one ALF, one specialty facility and 17 SNFs to assets held for sale. We recorded approximately $10.3 million of impairment charges to reduce one ALF, one specialty facility and three SNFs to their estimated fair value less costs to sell before they were reclassified to assets held for sale.
(5)	We plan to sell the facilities classified as held for sale at December 31, 2017 within the next twelve months.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Assets:
Goodwill	$644,690	$643,474

Above market leases	$22,426	$22,476
In-place leases	167	167
Accumulated amortization	(17,059)	(15,864)
Net intangible assets	$5,534	$6,779

Liabilities:
Below market leases	$164,443	$165,028
Accumulated amortization	(83,824)	(70,738)
Net intangible liabilities	$80,619	$94,290

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

For the years ended December 31, 2017, 2016 and 2015, our net amortization related to intangibles was $11.9 million, $14.0 million and $13.8 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2018 – $10.1 million; 2019 – $8.9 million; 2020 – $8.8 million; 2021 – $8.2 million; 2022 - $7.5 million and $31.6 million thereafter. As of December 31, 2017 the weighted average remaining amortization period of above market lease assets and below market lease liabilities is approximately eight years and nine years, respectively.

The following is a summary of our goodwill as of December 31 2017:

(in thousands)
Balance as of December 31, 2016	$643,474
Add: foreign currency translation	1,216
Balance as of December 31, 2017	$644,690

NOTE 10 – CONCENTRATION OF RISK

As of December 31, 2017, our portfolio of real estate investments consisted of 983 healthcare facilities, located in 41 states and the U.K. and operated by 74 third party operators. Our investment in these facilities, net of impairments and reserve for uncollectible loans, totaled approximately $8.8 billion at December 31, 2017, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 775 SNFs, 119 ALFs, 15 specialty facilities, one medical office building, fixed rate mortgages on 47 SNFs and four ALFs, and 22 facilities that are closed/held for sale. At December 31, 2017, we also held other investments of approximately $276.3 million, consisting primarily of secured loans to third-party operators of our facilities and a $36.5 million investment in an unconsolidated joint venture.

At December 31, 2017, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”). Ciena generated 10% of our total revenues for the year ended December 31, 2017. At December 31, 2017, the three states in which we had our highest concentration of investments were Texas (9%), Florida (9%) and Ohio (8%).

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 11 – LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and other deposits, security deposits and letters of credit from most operators pursuant to our lease and mortgage agreements with the operators or our borrowing agreements. These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of our investments or the required deposits in connection with our HUD borrowings. At December 31, 2017, we held $10.9 million in liquidity and other deposits, $41.2 million in security deposits and $58.4 million in letters of credit. The liquidity deposits and other deposits, security deposits and the letters of credit may be used in the event of lease and or loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. Liquidity deposits and other deposits are recorded as restricted cash on our Consolidated Balance Sheets with the offset recorded as a liability in accrued expenses and other liabilities on our Consolidated Balance Sheets. Security deposits related to cash received from the operator are primarily recorded in cash and cash equivalents on our Consolidated Balance Sheets with a corresponding offset in accrued expenses and other liabilities on our Consolidated Balance Sheets. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate or personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 12 – BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Annual Interest Rate as of December 31,	December 31,
	Maturity	2017	2017(5)	2016(5)
			(in thousands)
Secured borrowings:
HUD mortgages assumed December 2011(1)	2044	3.06%	$53,666	$54,954
Deferred financing costs – net			(568)	(589)
Total secured borrowings – net(2)			53,098	54,365

Unsecured borrowings:
Revolving line of credit	2021	2.65%	290,000	190,000

Tranche A-1 term loan	-	-	—	200,000
Tranche A-2 term loan	-	-	—	200,000
Tranche A-3 term loan	-	-	—	350,000
U.S. term loan	2022	3.02%	425,000	—
Sterling term loan (3)	2022	1.94%	135,130	—
Omega OP term loan(2)	2022	3.02%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Discounts and deferred financing costs – net(4)			(5,460)	(5,657)
Total term loans – net			904,670	1,094,343

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	5.875%	—	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	400,000	250,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
2028 notes	2028	4.75%	550,000	—
Other	2018	-	1,500	3,000
Subordinated debt	2021	9.00%	20,000	20,000
Discount – net			(21,073)	(17,151)
Deferred financing costs – net			(26,037)	(27,703)
Total senior notes and other unsecured borrowings – net			3,324,390	3,028,146
Total unsecured borrowings – net			4,519,060	4,312,489

Total secured and unsecured borrowings – net			$4,572,158	$4,366,854

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at December 31, 2017 excluding a third-party administration fee of approximately 0.5% annually. Secured by real estate assets with a net carrying value of $62.0 million as of December 31, 2017. This borrowing was incurred by wholly owned subsidiaries of Omega OP.
(2)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.
(3)	This borrowing is denominated in British Pounds Sterling.
(4)	The amount includes $0.6 million of net deferred financing costs related to the Omega OP term loan as of December 31, 2017.
(5)	All borrowing are direct borrowings of Omega unless otherwise noted.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Unsecured Borrowings

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

As a result of exposure to interest rate movements associated with the Amended 2015 Term Loan Facility, on December 16, 2015, we entered into various forward-starting interest rate swap arrangements, which effectively converted $250 million of our variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.8005% effective December 30, 2016. The effective fixed rate achieved by the combination of the Amended 2015 Term Loan Facility and the interest rate swaps could fluctuate up by 55 basis points or down by 40 basis points based on future changes to our credit ratings. Each of these swaps began on December 30, 2016 and mature on December 15, 2022. On the date of inception, we designated the interest rate swaps as cash flow hedges in accordance with accounting guidance for derivatives and hedges and linked the interest rate swaps to the Amended 2015 Term Loan Facility. Because the critical terms of the interest rate swaps and Amended 2015 Term Loan Facility coincided, the hedges are expected to exactly offset changes in expected cash flows as a result of fluctuations in 1-month LIBOR over the term of the hedges. The purpose of entering into the swaps was to reduce our exposure to future changes in variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements will occur through the maturity date of the Amended 2015 Term Loan Facility. The interest rate for the Amended 2015 Term Loan Facility was not hedged for the portion of the term prior to December 30, 2016.

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

Redemption of $400 Million 5.875% Senior Notes due 2024

On April 28, 2017, we redeemed all of our outstanding $400 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “5.875% Notes”). As a result of the redemption, during the second quarter of 2017, we recorded approximately $16.5 million in redemption related costs and write-offs, including $11.8 million for the call premium and $4.7 million in net write-offs associated with unamortized deferred financing costs.

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

$400 Million 4.50% Senior Notes due 2025

On September 11, 2014, we sold $250 million aggregate principal amount of our 4.50% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were sold at an issue price of 99.131% of their face value before the initial purchasers’ discount resulting in gross proceeds of approximately $247.8 million. The 2025 Notes mature on January 15, 2025 and pay interest semi-annually.

On April 4, 2017, we issued an additional $150 million aggregate principal amount of our existing 2025 Notes (the “additional $150 million 2025 Notes”). The additional $150 million 2025 Notes were sold at an issue price of 99.540% of their face value before the underwriters’ discount. Our net proceeds from the additional $150 million 2025 Notes, after deducting underwriting discounts and expenses, were approximately $149.9 million (inclusive of accrued interest). See $550 Million 4.75% Senior Notes due 2028 below for the use of these proceeds.

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

$700 Million 4.50% Senior Notes due 2027

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

$550 Million 4.75% Senior Notes due 2028

On April 4, 2017, we issued $550 million aggregate principal amount of our 4.75% Senior Notes due 2028 (the “2028 Notes”). The 2028 Notes mature on January 15, 2028. The 2028 Notes were sold at an issue price of 98.978% of their face value before the underwriters’ discount. Our net proceeds from the 2028 Notes offering, after deducting underwriting discounts and expenses, were approximately $540.8 million. The net proceeds from the 2028 Notes offering and the additional $150 million 2025 Notes offering were used to (i) redeem all of our outstanding 5.875% Notes on April 28, 2017, (ii) prepay the $200 million Tranche A-2 Term Loan Facility on April 5, 2017 that otherwise would have become due on June 27, 2017, and (iii) repay outstanding borrowings under our revolving credit facility.

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

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2017 and 2016, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

The required principal payments, excluding the premium or discount and deferred financing costs on our secured and unsecured borrowings, for each of the five years following December 31, 2017 and the aggregate due thereafter are set forth below:

(in thousands)
2018	$2,828
2019	1,370
2020	1,412
2021	311,456
2022	911,631
Thereafter	3,396,599
Totals	$4,625,296

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following summarizes the refinancing related costs:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Write off of deferred financing costs and unamortized premiums due to refinancing (1)(2)(3)	$10,195	$301	$(7,134)
Prepayment and other costs associated with refinancing (4)	11,770	1,812	35,971
Total debt extinguishment costs	$21,965	$2,113	$28,837

(1)	In 2017, we recorded (a) $4.7 million of write-offs of unamortized deferred costs associated with the early redemption of our 5.875% Notes and (b) $5.5 million of write-offs of unamortized deferred financing costs associated with the termination of the 2014 Omega Credit Agreement.
(2)	In 2016, we recorded $0.3 million of write-offs of unamortized deferred financing costs associated with three facilities that were acquired via a deed-in-lieu of foreclosure.
(3)	In 2015, we recorded: (a) $4.2 million of write-offs of unamortized deferred financing costs and discount associated with the early redemption of our $200 million 7.5% Senior Notes due 2020, (b) $1.9 million in net write-offs associated with unamortized deferred financing costs and original issuance premiums/discounts associated with the early redemption of our $575 million 6.75% Senior Notes due 2022, offset by (c) $13.2 million gain related to the early extinguishment of debt from the write off of unamortized premiums on HUD debt. In 2015, we paid approximately $188.5 million to retire 24 HUD mortgage loans.
(4)	In 2017, we made $11.8 million of prepayment penalties associated with the early redemption of our 5.875% Notes. In 2016, we purchased a $180 million mortgage term loan and paid a 1% premium of approximately $1.8 million to purchase the debt. In 2015, we made: (a) $7.5 million of prepayment penalties associated with the early redemption of our $200 million 7.5% Senior Notes due 2020, (b) $19.4 million of prepayment penalties associated with the early redemption of our $575 million 6.75% Senior Notes due 2022 and (c) $9.1 million of prepayment penalties associated with 24 HUD mortgage loans that we paid off in 2015.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 13 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash and contractual receivables reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At December 31, 2017 and 2016, the net carrying amounts and fair values of our financial instruments were as follows:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$364,965	$364,965	$601,938	$598,665
Mortgage notes receivable – net	671,232	686,772	639,343	644,961
Other investments – net	276,342	281,031	256,846	253,385
Total	$1,312,539	$1,332,768	$1,498,127	$1,497,011
Liabilities:
Revolving line of credit	$290,000	$290,000	$190,000	$190,000
Tranche A-1 term loan – net	—	—	198,830	200,000
Tranche A-2 term loan	—	—	200,000	200,000
Tranche A-3 term loan – net	—	—	347,449	350,000
U.S. term loan – net	422,498	425,000	—	—
Sterling term loan – net	134,360	135,130	—	—
Omega OP term loan – net(1)	99,423	100,000	100,000	100,000
2015 term loan – net	248,390	250,000	248,064	250,000
4.375% notes due 2023 – net	693,474	711,190	692,305	693,505
5.875% notes due 2024 – net	—	—	395,065	432,938
4.95% notes due 2024 – net	393,680	420,604	392,669	406,361
4.50% notes due 2025 – net	394,640	399,874	245,949	249,075
5.25% notes due 2026 – net	594,321	625,168	593,616	611,461
4.50% notes due 2027 – net	686,516	681,007	685,052	681,978
4.75% notes due 2028 – net	539,882	550,667	—	—
HUD debt – net(1)	53,098	51,817	54,365	52,510
Subordinated debt – net	20,376	23,646	20,490	23,944
Other	1,500	1,500	3,000	3,000
Total	$4,572,158	$4,665,603	$4,366,854	$4,444,772

(1)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Direct financing leases: The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3). In addition, the Company may estimate the fair value of its investment based on the estimated fair value of the collateral using a market approach or an income approach which considers inputs such as, current and projected operating performance of the facilities, projected rent, prevailing capitalization rates and/or coverages and bed values (Level 3).

•	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

•	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Revolving line of credit and term loans: The fair value of our borrowings under variable rate agreements are estimated using a present value technique based on expected cash flows discounted using the current market rates (Level 3).

•	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on inputs from trading activity provided by a third party (Level 2).

•	HUD debt: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

NOTE 14 – TAXES

Omega is a REIT for United States federal income tax purposes, and Omega OP is a pass through entity for United States federal income tax purposes.

Omega and Omega OP, including their wholly owned subsidiaries were organized, have operated, and intend to continue to operate in a manner that enables Omega to qualify for taxation as a REIT under Sections 856 through 860 of the Code. On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules. In order to qualify as a REIT, in addition to other requirements, we must: (i) distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (a) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income on an annual basis, (ii) ensure that at least 75% and 95%, respectively, of our gross income is generated from qualifying sources that are described in the REIT tax law, (iii) ensure that at least 75% of our assets consist of qualifying assets, such as real property, mortgages, and other qualifying assets described in the REIT tax law, (iv) ensure that we do not own greater than 10% in voting power or value of securities of any one issuer, (v) ensure that we do not own either debt or equity securities of another company that are in excess of 5% of our total assets and (vi) ensure that no more than 25% of our assets are invested in one or more taxable REIT subsidiaries (and with respect to taxable years beginning after December 31, 2017, no more than 20%). In addition to the above requirements, the REIT rules require that no less than 100 stockholders own shares or an interest in the REIT and that five or fewer individuals do not own (directly or indirectly) more than 50% of the shares or proportionate interest in the REIT during the last half of any taxable year. If we fail to meet the above or any other requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of these requirements.

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

So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2017, 2016, and 2015, we distributed dividends in excess of our taxable income.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We may be subject to income or franchise taxes in certain states and municipalities. Also, we created five wholly owned subsidiary REITs and added a sixth wholly owned subsidiary REIT as of January 1, 2016, all of which are subject to all of the REIT qualification rules set forth in the Code. We merged five of the wholly owned subsidiary REITs into a single wholly owned subsidiary REIT in December 2015, and then merged the sixth wholly owned subsidiary REIT into our other wholly owned subsidiary REIT in December 2016, which wholly owned subsidiary REIT remains subject to all of the REIT qualification rules set forth in the Code.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of December 31, 2017, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.4 million. The loss carry-forward is fully reserved as of December 31, 2017, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards generated up through December 31, 2017 will be carried forward for no more than 20 years.

For the year ended December 31, 2017, 2016 and 2015, we recorded approximately $2.4 million, $3.3 million and $1.0 million, respectively, of federal, state and local income tax provision. For the year ended December 31, 2017, 2016 and 2015, we recorded a provision (benefit) for foreign income taxes of approximately $0.8 million, $(1.9) million and $0.2 million, respectively.

The following is a summary of deferred tax assets and liabilities:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Foreign deferred tax assets (1)	$2,341	$1,811
Federal net operating loss carryforward	1,142	253
Total deferred assets	3,483	2,064

Deferred tax liabilities:
Foreign deferred tax liabilities (1)	17,747	9,906
Total net deferred liabilities before valuation allowances	(14,264)	(7,842)
Valuation allowance on deferred tax asset	(1,142)	(253)
Net deferred tax liabilities	$(15,406)	$(8,095)

(1)	The deferred tax assets and liabilities primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act includes numerous changes to existing U.S. tax law, including lowering the statutory U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company has completed its preliminary assessment of these changes, and has determined that there is an immaterial impact to the financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 15 – RETIREMENT ARRANGEMENTS

Our Company has a 401(k) Profit Sharing Plan covering all eligible employees. Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution. Amounts charged to operations with respect to these retirement arrangements totaled approximately $0.5 million, $0.5 million, $0.4 million in 2017, 2016 and 2015, respectively.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards. The deferred stock awards (units) participate in future dividends as well as the change in the value of the Company’s common stock. As of December 31, 2017 and 2016, the Company had 423,296 and 384,107 deferred stock units outstanding.

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

For the year ended December 31, 2015, we did not issue any shares under the 2015 Equity Shelf Program. For the year ended December 31, 2016, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $29.97 per share, net of issuance costs, generating net proceeds of approximately $19.7 million. For the year ended December 31, 2017, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $30.81 per share, net of issuance costs, generating net proceeds of approximately $22.1 million.

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

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock. For the year ended December 31, 2017, we issued 1.2 million shares of common stock for gross proceeds of approximately $36.7 million. For the year ended December 31, 2016, we issued 7.2 million shares of common stock for gross proceeds of approximately $240.0 million. For the year ended December 31, 2015, we issued 4.2 million shares of common stock for gross proceeds of approximately $150.8 million.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and For the Year Ended December 31,
	2017	2016	2015
	(in thousands)

Foreign Currency Translation:
Beginning balance	$(54,948)	$(8,413)	$—
Translation gain (loss)	28,644	(46,303)	(8,240)
Realized gain (loss)	311	(232)	(173)
Ending balance	(25,993)	(54,948)	(8,413)

Derivative Instruments:
Cash flow hedges:
Beginning balance	(1,420)	(718)	—
Unrealized gain (loss)	545	(719)	(718)
Realized gain(1)	2,338	17	—
Ending balance	1,463	(1,420)	(718)
Net investment hedge:
Beginning balance	—	—	—
Unrealized loss	(7,110)	—	—
Ending balance	(7,110)	—	—

Total accumulated other comprehensive loss for Omega OP(2)	(31,640)	(56,368)	(9,131)
Add: portion included in noncontrolling interest	1,490	2,541	419

Total accumulated other comprehensive loss for Omega	$(30,150)	$(53,827)	$(8,712)

(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in owners’ equity.

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

The RSUs assumed from Aviv as part of the Aviv Merger were valued at the closing price of our stock on the date of the transaction. The portion of the vesting accruing prior to the acquisition was recorded as part of the purchase price consideration. The expense associated with the vesting that occurred after the date of the transaction was recorded as stock compensation expense ratably over the remaining life of the RSUs.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the activity in restricted stock and RSUs for the years ended December 31, 2015, 2016 and 2017:

	Number of Shares/Omega OP Units	Weighted - Average Grant- Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2014	309,934	$30.08
Granted during 2015	233,483	39.25	$9.2
Assumed in Aviv Merger (2)	38,268	23.50	$0.9
Cancelled during 2015	(61,911)	33.77
Vested during 2015	(106,146)	28.72
Non-vested at December 31, 2015	413,628	$34.45
Granted during 2016	158,506	34.49	$5.5
Cancelled during 2016	(905)	24.92
Vested during 2016	(235,176)	30.41
Non-vested at December 31, 2016	336,053	$37.32
Granted during 2017	185,004	31.25	$5.8
Cancelled during 2017	(1,000)	34.78
Vested during 2017	(182,548)	39.58
Non-vested at December 31, 2017	337,509	$32.78

(1)	Total compensation cost to be recognized on the awards based on grant date fair value, which is based on the market price of the Company’s common stock on the date of grant.
(2)	Omega stock price on April 1, 2015 was $40.74. The weighted average stock price indicated in the table above represents the expense per unit that we will record related to the assumed Aviv RSUs.

Performance Based Incentive Stock Units

Performance restricted stock units (“PRSUs”) and long term incentive plan units (“LTIP Units”) are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs awarded in January 2013, December 2013, January 2014, March 2015, April 2015, July 2015, March 2016, and January 2017 and the LTIP Units awarded in March 2015, April 2015, July 2015, March 2016, and January 2017 have varying degrees of performance requirements to achieve vesting, and each PRSU and LTIP Units award represents the right to a variable number of shares of common stock or partnership units (each LTIP Unit once earned is convertible into one Omega OP Unit in Omega OP, subject to certain conditions). The vesting requirements are based on either the (i) total shareholders return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index for awards before 2016 and in the FTSE NAREIT Equity Health Care Index for awards granted in or after 2016 (“Relative TSR”). We expense the cost of these awards ratably over their service period.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We used a Monte Carlo model to estimate the fair value for the PRSUs and LTIP Units granted to the employees. The following are the significant assumptions used in estimating the value of the awards for grants made on the following dates:

	December 31, 2013 and January 1, 2014	March 31, 2015	April 1, 2015	July 31, 2015	March 17, 2016	January 1, 2017
Closing price on date of grant	$29.80	$40.57	$40.74	$36.26	$34.78	$31.26
Dividend yield	6.44%	5.23%	5.20%	6.07%	6.56%	7.81%
Risk free interest rate at time of grant	0.04% to 0.86%	0.10% to 0.94%	0.09% to 0.91%	0.13% to 1.08%	0.50% to 1.14%	0.66% to 1.58%
Expected volatility	24.16% to 25.86%	20.06% to 21.09%	20.06% to 21.08%	20.06% to 20.21%	23.92% to 24.88%	22.82% to 25.26%

The following table summarizes the activity in PRSUs and LTIP Units for the years ended December 31, 2015, 2016 and 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2014	850,213	$10.97
Granted during 2015	537,923	18.51	$10.0
Cancelled during 2015	(165,570)	14.11
Forfeited during 2015	(128,073)	12.04
Vested during 2015(2)	(181,406)	10.10
Non-vested at December 31, 2015	913,087	$14.87
Granted during 2016	679,549	14.67	$10.0
Forfeited during 2016	(518,638)	12.10
Vested during 2016	-	-
Non-vested at December 31, 2016	1,073,998	$16.08
Granted during 2017	685,064	14.87	$10.2
Cancelled during 2017	(5,361)	15.98
Forfeited during 2017	(392,921)	18.33
Vested during 2017	-	-
Non-vested at December 31, 2017	1,360,780	$14.82

(1)	Total compensation cost to be recognized on the awards was based on the grant date fair value or the modification date fair value.
(2)	PRSUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes our total unrecognized compensation cost as of December 31, 2017 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units (1)	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (1) (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (2) (in millions)	Performance Period	Vesting Dates
RSUs

3/17/16 RSU	2016	130,006	34.78	4.5	33	0.9	N/A	12/31/2018
1/1/2017 RSU	2017	140,416	31.26	4.4	36	2.9	N/A	12/31/2019
Restricted Stock Units Total		270,422	$32.95	$8.9		$3.8

TSR PRSUs and LTIP Units

3/31/15 2017 LTIP Units	2015	137,249	14.66	2.0	45	0.5	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	53,387	14.81	0.8	45	0.2	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 LTIP Units	2016	370,152	13.21	4.9	45	2.6	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 LTIP Units	2017	399,726	12.61	5.0	48	3.8	1/1/2017-12/31/2019	Quarterly in 2020
TSR PRSUs & LTIP Total		960,514	$13.26	$12.7		$7.1

Relative TSR PRSUs

3/31/15 2017 Relative TSR	2015	137,249	22.50	3.1	45	0.8	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	53,387	22.92	1.2	45	0.3	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 Relative TSR	2016	305,563	16.44	5.1	45	2.6	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 Relative TSR	2017	285,338	18.04	5.1	48	3.9	1/1/2017-12/31/2019	Quarterly in 2020
Relative TSR PRSUs Total		781,537	$18.53	$14.5		$7.6
Grand Total		2,012,473	$17.95	$36.1		$18.5

(1)	Total shares/units and compensation costs are net of shares/units cancelled.

(2)	This table excludes approximately $1.1 million of unrecognized compensation costs related to our directors.

Stock Options and Tax Withholding

As part of the Aviv Merger, we assumed approximately 5.7 million Aviv employee stock options that were fully vested prior to the merger. On April 1, 2015, the Aviv stock options were converted into Omega stock options at an exchange ratio of 0.9 resulting in issuance of approximately 5.1 million Omega stock options. The intrinsic value of the stock option assumed on April 1, 2015 was approximately $99.2 million and was recorded as part of the consideration provided in the merger. During 2017, 2016 and 2015, approximately 26 thousand, 2.5 million and 2.6 million options, respectively, were exercised at a weighted average price of $18.97 per share, $19.38 per share and $19.38 per share, respectively.

Stock withheld to pay minimum statutory tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2017, 2016 and 2015, was $2.1 million, $23.4 million and $26.7 million, respectively.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Shares Available for Issuance for Compensation Purposes

On June 6, 2013, at our Company’s Annual Meeting, our stockholders approved the 2013 Stock Incentive Plan (the “2013 Plan”), which amended and restated the Company’s 2004 Stock Incentive Plan. The 2013 Plan is a comprehensive incentive compensation plan that allows for various types of equity-based compensation, including restricted stock units (including performance-based restricted stock units and LTIP units), stock awards, deferred restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights and certain cash-based awards (including performance-based cash awards). The 2013 Plan increased the number of shares reserved for issuance for compensation purposes by 3.0 million.

As of December 31, 2017, approximately 1.6 million shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans.

NOTE 18 – DIVIDENDS

Common Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record Date	Payment Date	Dividend per Common Share	Increase over Prior Quarter
January 31, 2017	February 15, 2017	$0.62	$0.01
May 1, 2017	May 15, 2017	0.63	0.01
August 1, 2017	August 15, 2017	0.64	0.01
October 31, 2017	November 15, 2017	0.65	0.01
January 31, 2018	February 15, 2018	0.66	0.01

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2017	2016	2015
Common
Ordinary income	$1.571	$1.968	$1.133
Return of capital	0.932	0.322	1.047
Capital gains	0.037	0.070	-
Total dividends paid	$2.540	$2.360	$2.180

For additional information regarding dividends, see Note 14 – Taxes.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Litigation

On November 16, 2017, a purported securities class action complaint captioned Dror Gronich v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and certain of its officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-08983-NRB. On November 17, 2017, a second purported securities class action complaint captioned Steve Klein v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and the same officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-09024-NRB. Both lawsuits purport to be class actions brought on behalf of shareholders who acquired the Company’s securities between February 8, 2017 and October 31, 2017. Both complaints allege that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts, about the Company’s business, operations, and prospects, including regarding the financial and operating results of certain of the Company’s operators, the ability of certain operators to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The complaints, which purport to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seek an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

On January 16, 2017, four plaintiffs and one group of plaintiffs acting jointly filed motions for consolidation of the two actions, appointment of counsel, and appointment of lead plaintiff. They are: (i) The Hannah Rosa Trust; (ii) Patricia Zaborowski, Hong Jun, Cynthia Peterson, Simona Vacchieri, and Glenn Fausz (self-defined as the “Omega Investor Group”); (iii) Royce Setzer; (iv) Carpenters Pension Fund of Illinois; and (v) Glenn Fausz. The Omega Investor Group and The Hannah Rosa Trust thereafter withdrew their applications. The motions are pending before the Court.

Although the Company denies the material allegations of the two complaints and intends to vigorously pursue its defense, we are in the very early stages of this litigation and are unable to predict the outcome of the case or to estimate the amount of potential costs.

In addition, we are subject to various other legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities and other capital improvements. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at December 31, 2017, are outlined in the table below (in thousands):

Total commitment	$682,249
Amount funded (1)	383,586
Remaining commitment	$298,663

(1)	Includes finance costs.

Environmental Matters

As of December 31, 2017 and 2016, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2017 and 2016, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the year ended December 31, 2017, 2016 and 2015:

OMEGA HEALTHCARE INVESTORS, INC.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$85,937	$93,687	$5,424
Restricted cash	10,871	13,589	14,607
Cash, cash equivalents and restricted cash at end of period	$96,808	$107,276	$20,031

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$182,832	$148,326	$145,929
Taxes paid during the period	$4,141	$4,922	$1,016

Non cash investing activities:
Non cash acquisition of real estate (See Note 3)	$(27,170)	$—	$—
Non cash acquisition of businesses (see Note 3 and Note 5)	—	(60,079)	(3,602,040)
Non cash surrender of mortgage (see Note 3 and Note 5)	—	25,000	—
Non cash investment in other investments	(6,353)	—	—
Non cash proceeds from other investments (see Note 6 and Note 3)	30,187	5,500	—
Non cash settlement of direct financing lease (See Note 4)	18,989	—	—
Total	$15,653	$(29,579)	$(3,602,040)

Non cash financing activities:
Assumed Aviv debt	$—	$—	$1,410,637
Stock exchanged in merger	—	—	1,902,866
Omega OP Units exchanged in merger	—	—	373,394
Purchase option buyout obligation (see Note 3)	—	29,579	—
Change in fair value of cash flow hedges	2,970	764	718
Remeasurement of debt denominated in a foreign currency	7,070	—	—
Other unsecured long term borrowing (see Note 3 and Note 12)	—	3,000	—
Total	$10,040	$33,343	$3,687,615

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	Year Ended December 31,		The period from April 1, 2015 (Aviv Merger date) through December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$85,937	$93,687	$5,424
Restricted cash	10,871	13,589	14,607
Cash, cash equivalents and restricted cash at end of period	$96,808	$107,276	$20,031

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$182,832	$148,326	$120,100
Taxes paid during the period	$4,141	$4,922	$1,016

Non cash investing activities:
Non cash acquisition of real estate (See Note 3)	$(27,170)	$—	$—
Non cash acquisition of businesses (see Note 3 and Note 5)	—	(60,079)	(3,602,040)
Non cash surrender of mortgage (see Note 3 and Note 5)	—	25,000	—
Non cash investment in other investments	(6,353)	—	—
Non cash proceeds from other investments (see Note 6 and Note 3)	30,187	5,500	—
Non cash settlement of direct financing lease (See Note 4)	18,989	—	—
Total	$15,653	$(29,579)	$(3,602,040)

Non cash financing activities:
Assumed Aviv debt	$—	$—	$1,410,637
Contribution from Omega in merger	—	—	1,902,866
Omega OP Units exchanged in merger	—	—	373,394
Purchase option buyout obligation (see Note 3)	—	29,579	—
Change in fair value of cash flow hedges	2,970	764	718
Remeasurement of debt denominated in a foreign currency	7,070	—	—
Other unsecured long term borrowing (see Note 3 and Note 12)	—	3,000	—
Total	$10,040	$33,343	$3,687,615

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 21 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the Omega and Omega OP’s quarterly results of operations for the years ended December 31, 2017 and 2016:

Omega	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2017
Revenues	$231,744	$235,797	$219,638	$221,206
Net income (loss) (1)	$109,112	$68,157	$(137,515)	$65,156
Net income (loss) available to common stockholders	$104,440	$65,257	$(131,678)	$62,400
Net income (loss) available to common per share:
Basic	$0.53	$0.33	$(0.67)	$0.31
Net income (loss) per share:
Diluted	$0.53	$0.33	$(0.67)	$0.31

2016
Revenues	$212,879	$228,824	$224,638	$234,486
Net income	$58,196	$113,154	$82,134	$129,883
Net income available to common stockholders	$55,555	$108,052	$78,549	$124,259
Net income available to common per share:
Basic	$0.30	$0.57	$0.40	$0.63
Net income per share:
Diluted	$0.29	$0.57	$0.40	$0.63

Omega OP	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2017
Revenues	$231,744	$235,797	$219,638	$221,206
Net income (loss) (1)	$109,112	$68,157	$(137,515)	$65,156
Net income (loss) available to Omega OP Unit holders:
Basic	$0.53	$0.33	$(0.67)	$0.31
Net income (loss) per unit:
Diluted	$0.53	$0.33	$(0.67)	$0.31

2016
Revenues	$212,879	$228,824	$224,638	$234,486
Net income	$58,196	$113,154	$82,134	$129,883
Net income available to Omega OP Unit holders:
Basic	$0.30	$0.57	$0.40	$0.63
Net income per unit:
Diluted	$0.29	$0.57	$0.40	$0.63

(1)	Amounts reflect provisions for uncollectible accounts and impairment losses on real estate properties and direct financing leases of $10.0 million, $12.8 million, $224.4 million and $64.6 million for the three month periods ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively. Amounts also reflect net gain (loss) on assets sold of $7.4 million, $(0.6) million, $0.7 million and $46.4 million for the three month periods ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 22 – EARNINGS PER SHARE/UNIT

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega			Omega OP
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015(1)
	(in thousands, except per share amounts)
Numerator:
Net income	$104,910	$383,367	$233,315	$104,910	$383,367	$190,263
Less: Net income attributable to noncontrolling interests	(4,491)	(16,952)	(8,791)	—	—	—
Net income available to common stockholders/Omega OP Unit holders	$100,419	$366,415	$224,524	$104,910	$383,367	$190,263
Denominator:
Denominator for basic earnings per share/unit	197,738	191,781	172,242	206,521	200,679	193,843
Effect of dilutive securities:
Common stock equivalents	269	956	1,539	269	956	1,899
Noncontrolling interest – Omega OP Units	8,783	8,898	6,727	—	—	—
Denominator for diluted earnings per share/unit	206,790	201,635	180,508	206,790	201,635	195,742

Earnings per share - basic:
Net income available to common stockholders/Omega OP Unit holders	$0.51	$1.91	$1.30	$0.51	$1.91	$0.98
Earnings per share/unit - diluted:
Net income	$0.51	$1.90	$1.29	$0.51	$1.90	$0.97

(1)	The period is from April 1, 2015 (Aviv Merger date) through December 31, 2015.

NOTE 23 – SUBSEQUENT EVENTS

In February 2018, the Company agreed to transition an existing portfolio of 13 facilities in Ohio. The transition is expected to occur during the first half of 2018 with the facilities being leased to another existing operator pursuant to a new master lease agreement. As a result of the transition, the Company expects to write-off approximately $7.5 million of straight-line rent receivable.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

December 31, 2017

Description	Balance at Beginning of Period	Charged to Provision Accounts	Deductions or Other (1)	Balance at End of Period
Year Ended December 31, 2017:
Allowance for doubtful accounts:
Accounts receivable	$357	$13,392	$5,286	$8,463
Mortgage notes receivable	3,934	971	—	4,905
Other investments	4,798	217	4,642	373
Direct financing leases	—	198,199	26,027	172,172
Total	$9,089	$212,779	$35,955	$185,913

Year Ended December 31, 2016:
Allowance for doubtful accounts:
Accounts receivable	$309	$4,246	$4,198	$357
Mortgage notes receivable	—	3,934	—	3,934
Other investments	2,960	1,665	(173)	4,798
Total	$3,269	$9,845	$4,025	$9,089

Year Ended December 31, 2015:
Allowance for doubtful accounts:
Accounts receivable	$78	$4,994	$4,763	$309
Other investments	—	2,879	(81)	2,960
Total	$78	$7,873	$4,682	$3,269

(1)	Uncollectible accounts written off, net of recoveries or adjustments.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2017

							(3)(5)
							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period						Depreciation
				Acquisition						(4)			in Latest
			Buildings and		Carrying	(6)		Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Maplewood Real Estate Holdings:
Connecticut (AL)		$25,063	$216,538	$3,287	$59	$-	$25,063	$219,884	$244,947	$20,109	1968-2015	2015	33 years
Massachusetts (AL, SNF)		19,041	113,728	11,982	-	(680)	19,041	125,030	144,071	10,614	1988-2017	2015	30 years to 33 years
New York (AL)		118,606	-	34,738	5,759	-	118,606	40,497	159,103	-	-	2015	-
Ohio (AL)		3,683	27,628	35	-	-	3,683	27,663	31,346	2,275	1999-2016	2015	30 years to 33 years
Total Maplewood		$166,393	$357,894	$50,042	$5,818	$(680)	$166,393	$413,074	$579,467	$32,998

Signature Holdings II:
Florida (SNF)		$14,077	$166,901	$13,295	$158	$-	$14,077	$180,354	$194,431	$48,710	1940-1997	1996-2016	3 years to 39 years
Georgia (SNF)		3,833	10,847	3,949	-	-	3,833	14,796	18,629	9,522	1964-1970	2007	20 years
Kentucky (SNF)		13,335	87,791	4,174	-	-	13,335	91,965	105,300	23,772	1964-1980	1999-2016	20 years to 33 years
Maryland (SNF)		1,480	19,663	1,183	-	-	1,480	20,846	22,326	7,804	1959-1977	2010	29 years to 30 years
Tennessee (AL, SNF)		8,414	182,235	-	-	-	8,414	182,235	190,649	12,029	1966-2016	2014-2016	25 years to 30 years
Total Signature		$41,139	$467,437	$22,601	$158	$-	$41,139	$490,196	$531,335	$101,837

Saber Health Group:
Florida (SNF)		$423	$4,422	$197	$-	$-	$423	$4,619	$5,042	$536	2009	2015	33 years
North Carolina (SNF)		10,780	106,695	11,899	323	-	10,780	118,917	129,697	11,448	1965-2013	2016	3 years to 30 years
Ohio (SNF, AL)		5,035	107,057	6,124	-	(268)	5,035	112,913	117,948	11,379	1979-2000	2015-2016	30 years to 33 years
Pennsylvania (SNF)		7,134	124,476	3,858	-	-	7,134	128,334	135,468	13,132	1873-2002	2015	33 years
Virginia (SNF)		8,500	85,982	2,675	-	-	8,500	88,657	97,157	7,433	1964-2013	2016	30 years
Total Saber Health Group		$31,872	$428,632	$24,753	$323	$(268)	$31,872	$453,440	$485,312	$43,928

Ciena Healthcare:
Indiana (SNF)		$321	$7,703	$-	$-	$-	$321	$7,703	$8,024	$902	1973	2015	33 years
Michigan (SNF, AL)		4,087	115,547	-	-	-	4,087	115,547	119,634	12,261	1964-1997	2015	33 years
North Carolina (ILF, SNF)		4,331	65,027	-	-	-	4,331	65,027	69,358	7,233	1927-1997	2015	12 years to 33 years
Ohio (SNF, AL)		10,343	159,846	-	-	(80)	10,343	159,766	170,109	16,833	1960-2007	2010-2016	20 years to 33 years
Virginia (SNF)		6,300	87,772	-	-	(177)	6,123	87,772	93,895	6,729	1979-2007	2016	30 years
Total Ciena HealthCare		$25,382	$435,895	$-	$-	$(257)	$25,205	$435,815	$461,020	$43,958

CommuniCare Health Services, Inc.:
Indiana (SNF)		$17,949	$193,059	$-	$-	$-	$17,949	$193,059	$211,008	$3,333	1963-2014	2017	20 years to 30 years
Maryland (SNF)		7,190	74,029	3,844	-	-	7,190	77,873	85,063	17,808	1921-1985	2010-2011	25 years to 30 years
Ohio (SNF, SH, ALF)		6,445	76,436	11,821	-	-	6,445	88,257	94,702	37,954	1927-2008	1998-2008	20 years to 39 years
Pennsylvania (SNF)		1,753	18,533	11,281	-	-	1,753	29,814	31,567	12,167	1950-1964	2005	39 years
West Virginia (SNF)		450	14,758	185	-	-	450	14,943	15,393	3,053	1963	2011	35 years
Total CommuniCare		$33,787	$376,815	$27,131	$-	$-	$33,787	$403,946	$437,733	$74,315

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2017

							(3)(5)
							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period						Depreciation
				Acquisition						(4)			in Latest
			Buildings and		Carrying	(6)		Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Other:
Alabama (SNF)		$1,817	$33,356	$12,916	$-	$-	$1,817	$46,272	$48,089	$33,080	1960-1982	1992-1997	31 years to 33 years
Arizona (TBI, SNF, AL)		10,995	86,868	-	-	-	10,995	86,868	97,863	13,093	1949-1999	2012-2015	33 years to 40 years
Arkansas (SNF, AL)	(2)	3,698	85,308	8,856	-	(36)	3,698	94,128	97,826	39,139	1967-2009	1992-2015	25 years to 33 years
California (SNF, TBI)		73,466	408,201	3,837	-	-	73,466	412,038	485,504	68,870	1927-2013	1997-2015	5 years to 35 years
Colorado (SNF, ILF)		11,279	88,831	7,790	-	-	11,279	96,621	107,900	33,257	1925-1975	1998-2016	20 years to 39 years
Connecticut (land only)		879	4,446	980	-	(5,426)	879	-	879	-	N/A	1999	N/A
Florida (SNF, AL)		63,094	504,796	42,010	1,082	(9,737)	63,019	538,226	601,245	170,325	1933-2017	1992-2017	2 years to 40 years
Georgia (SNF, AL)		3,730	47,387	669	-	-	3,730	48,056	51,786	7,015	1967-1998	1998-2016	30 years to 40 years
Idaho (SNF, AL)		6,625	62,353	1,322	-	(14,690)	6,625	48,985	55,610	12,887	1911-2008	1997-2015	25 years to 39 years
Illinois (SNF)		5,112	98,178	66	-	(44,462)	4,977	53,917	58,894	892	1961-1981	2015	30 years to 33 years
Indiana (SNF, ILF, AL, MOB, SH,)		25,781	335,737	435	-	(1,828)	25,773	334,352	360,125	80,438	1942-2008	1992-2015	20 years to 40 years
Iowa (SNF, AL)		2,485	60,406	-	-	-	2,485	60,406	62,891	9,456	1961-1998	2010-2015	12 years to 33 years
Kansas (SNF)		4,800	47,496	12,767	-	(2,229)	4,800	58,034	62,834	8,524	1957-1985	2010-2015	12 years to 33 years
Kentucky (SNF, AL)		5,611	123,995	9,851	-	-	5,611	133,846	139,457	25,761	1917-2002	1994-2015	33 years
Louisiana (SNF)		2,178	52,870	3,303	-	(189)	2,178	55,984	58,162	19,388	1957-1983	1997-2006	22 years to 39 years
Massachusetts (SNF)		5,389	35,826	2,160	-	-	5,389	37,986	43,375	19,661	1964-1993	1997-2010	20 years to 39 years
Michigan (SNF)		830	30,921	-	-	-	830	30,921	31,751	5,921	1964-1975	2011-2015	25 years to 33 years
Minnesota (SNF, AL, ILF)		10,502	52,585	4,294	-	-	10,502	56,879	67,381	6,407	1966-1983	2015	33 years
Mississippi (SNF)		2,910	49,507	827	-	-	2,910	50,334	53,244	16,050	1962-1988	2009-2010	20 years to 40 years
Missouri (SNF)		7,333	121,481	693	-	(37,104)	7,325	85,078	92,403	9,624	1955-1994	1999-2016	30 years to 33 years
Montana (SNF)		1,319	11,698	-	-	-	1,319	11,698	13,017	1,274	1963-1971	2015	33 years
Nebraska (SNF)		1,600	23,142	-	-	-	1,600	23,142	24,742	3,687	1963-1969	2015	20 years to 33 years
Nevada (SNF, SH, TBI)		5,501	50,472	8,350	-	-	5,501	58,822	64,323	12,858	1972-2004	2009-2015	26 years to 33 years
New Hampshire (SNF, AL)		1,782	19,837	1,463	-	-	1,782	21,300	23,082	9,057	1963-1999	1998-2006	33 years to 39 years
New Mexico (SNF)		8,372	62,191	-	-	-	8,372	62,191	70,563	6,493	1960-1985	2015	33 years
North Carolina (SNF)		3,798	60,591	3,551	-	-	3,798	64,142	67,940	28,802	1964-1987	1994-2017	25 years to 36 years
Ohio (SNF, SH, AL)		18,135	254,695	7,134	-	(552)	18,135	261,277	279,412	64,195	1920-1998	1994-2015	21 years to 39 years
Oklahoma (SNF, AL)		4,650	36,247	-	-	-	4,650	36,247	40,897	9,820	1965-2013	2010-2015	20 years to 33 years
Oregon (AL, SNF)		3,641	45,218	4,004	-	-	3,641	49,222	52,863	5,350	1959-2004	2014-2015	25 years to 33 years
Pennsylvania (SNF, AL, ILF)		9,981	187,731	-	-	(5)	9,976	187,731	197,707	62,399	1942-2012	1998-2015	16 years to 39 years
Rhode Island (SNF)		3,658	35,082	4,793	-	-	3,658	39,875	43,533	17,682	1965-1981	2006	39 years
South Carolina (SNF)		7,800	59,782	-	-	-	7,800	59,782	67,582	8,838	1959-2007	2014-2016	20 years to 33 years
Tennessee (SNF)		5,827	99,457	5,332	-	(135)	5,933	104,548	110,481	51,466	1958-1985	1992-2015	20 years to 31 years
Texas (AL, SNF)		70,761	721,428	27,074	68	(2,532)	70,761	746,038	816,799	124,486	1952-2015	1997-2017	2 years to 40 years
United Kingdom (AL)		81,843	346,104	1,791	-	(22,258)	79,688	327,792	407,480	22,033	1750-2012	2015-2017	30 years
Vermont (SNF)		318	6,006	602	-	-	318	6,608	6,926	2,592	1971	2004	39 years
Virginia (SNF, AL)		3,021	37,129	-	-	-	3,021	37,129	40,150	2,942	1989-1995	2015-2017	30 years to 40 years
Washington (SNF, AL)		11,719	138,056	2,627	-	(2)	11,718	140,682	152,400	27,356	1930-2004	1995-2015	20 years to 33 years
West Virginia (SNF)		1,523	52,187	6,877	-	-	1,523	59,064	60,587	32,336	1961-1996	1994-2008	25 years to 39 years
Wisconsin (SNF)		5,996	44,333	6,043	-	(12,982)	5,996	37,394	43,390	6,338	1964-1994	2010-2015	12 years to 33 years
Total Other		$499,759	$4,621,934	$192,417	$1,150	$(154,167)	$497,478	$4,663,615	$5,161,093	$1,079,792

Total		$798,332	$6,688,607	$316,944	$7,449	$(155,372)	$795,874	$6,860,086	$7,655,960	$1,376,828

(1)	The real estate included in this schedule is being used in either the operation of skilled nursing facilities (SNF), assisted living facilities (AL), independent living facilities (ILF), traumatic brain injury (TBI), medical office building (MOB) or specialty hospitals (SH) located in the states or country indicated.
(2)	Certain of the real estate indicated are security for the HUD loan borrowings totalling $53.7 million.

	Year Ended December 31,
(3)	2015	2016	2017
Balance at beginning of period	$3,223,785	$6,743,958	$7,566,358
Acquisitions through foreclosure	-	25,000	-
Acquisitions (a)	3,371,234	1,017,761	419,333
Impairment	(12,916)	(53,717)	(98,672)
Improvements	220,272	95,807	116,786
Disposals/other	(58,417)	(262,451)	(347,845)
Balance at close of period	$6,743,958	$7,566,358	$7,655,960

(a) Includes approximately $3.1 billion, $35.1 million and $27.2 million of noncash consideration exchanged during the years ended December 31, 2015, 2016 and 2017, respectively.

	Year Ended December 31,
(4)	2015	2016	2017
Balance at beginning of period	$821,712	$1,019,150	$1,240,336
Provisions for depreciation	210,555	266,904	287,189
Dispositions/other	(13,117)	(45,718)	(150,697)
Balance at close of period	$1,019,150	$1,240,336	$1,376,828

(5)	The reported amount of our real estate at December 31, 2017 is greater than the tax basis of the real estate by approximately $0.9 billion.
(6)	Reflects bed sales, impairments (including the write-off of accumulated depreciation), land easements and impacts from foreign currency exchange rates.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

(in thousands)

December 31, 2017

Grouping	Description (1)	Interest Rate	Fixed/Variable	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3) (6)		Carrying Amount of Loans Subject to Delinquent Principal or Interest

1	Louisiana (1 AL facility)	8.75%	F	2018	Interest plus $17 of principal payable monthly with $10,836 due at maturity	None	$11,027	$10,944		$-
2	Maryland (3 SNF facilities)	11.00%	V	2028	Interest payable monthly until maturity	None	74,928	35,964		-
3	Michigan (1 SNF facility)	11.04%	V	2029	Interest payable monthly until maturity	None	3,968	3,968		-
4	Michigan (1 SNF facility)	10.77%	V	2029	Interest payable monthly until maturity	None	4,112	4,112		-
5	Michigan (8 SNF facilities)	10.51%	V	2029	Interest payable monthly until maturity	None	12,107	12,107		-
6	Michigan (8 SNF facilities)	9.74%	V	2029	Interest payable monthly until maturity	None	12,500	12,500		-
7	Michigan (31 SNF facilities)	9.68%	V	2029	Interest plus $115 of principal payable monthly with $382,127 due at maturity	None	415,000	410,763		-
8	Michigan (3 SNF facilities)	9.50%	V	2029	Interest plus $2 of principal payable monthly with $10,466 due at maturity	None	11,000	10,988		-
9	Michigan (1 SNF facility)	9.50%	V	2029	Interest payable monthly until maturity	None	188	188		-
10	Michigan (1 SNF facility)	8.67%	V	2029	Interest payable monthly until maturity	None	14,045	14,045		-
11	Michigan (1 SNF facility)	9.50%	V	2019	Interest payable monthly until maturity	None	210	210		-
12	Michigan (1 SNF facility)	9.50%	V	2018	Interest payable monthly until maturity	None	7,440	7,440		-
13	New Jersey (1 AL facility)	14.00%	F	2018	Interest payable monthly until maturity	None	3,195	3,195		-
14	Ohio (2 SNF facilities) and Pennsylvania (5 SNF and 2 AL facilities)	9.98%	V	2024	Interest payable monthly until maturity	None	112,500	112,500		-
15	Ohio (1 SNF facility)	11.91%	V	2018	Interest payable monthly until maturity	None	11,874	12,001	(4)	-
16	South Carolina (1 AL facility)	8.75%	F	2018	Interest accrues monthly until maturity	None	10,288	10,288		-
17	Tennessee ( 1 SNF facility)	8.35%	F	2015	Past due	None	6,997	1,472		1,472	(5)
18	Virginia (1 AL facility)	8.75%	F	2018	Interest accrues monthly until maturity	None	8,548	8,547		-

							$719,927	$671,232		$1,472

(1)	Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)	The aggregate cost for federal income tax purposes is approximately $676.6 million.

	Year Ended December 31,
(3)	2015	2016	2017
Balance at beginning of period	$648,079	$679,795	$639,343
Additions during period - new mortgage loans or additional fundings	33,288	48,722	34,643
Deductions during period - collection of principal/other	(1,572)	(89,174)	(2,754)
Balance at close of period	$679,795	$639,343	$671,232

(4)	The carrying value of the mortgage exceeds the face value of the mortgage due to an acquisition date fair market value adjustment.

(5)	Mortgage written down to the fair value of the underlying collateral.

(6)	Mortgages included in the schedule which were extended during 2017 aggregated approximately $3.2 million.

INDEX TO EXHIBITS TO 2017 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of October 30, 2014, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., OHI Healthcare Properties Limited Partnership, L.P., Aviv REIT, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2014).
3.1	Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of June 8, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2017).
3.2	Articles of Amendment and Restatement of Omega Healthcare Investors, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR filed on September 3, 2015).
3.3	Certificate of Limited Partnership of OHI Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 3.121 to the Company’s Form S-4 filed with the SEC on April 16, 2015).
3.4	Second Amended and Restated Agreement of Limited Partnership by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
4.0	See Exhibits 3.1 to 3.4.
4.1	Indenture, dated as of March 11, 2014, by and among Omega, the guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2014).
4.1A	First Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).
4.1B	Second Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Third Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4B to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).
4.1C	Fourth Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3B to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.1D	Fifth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3C to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.1E	Sixth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).
4.1F	Seventh Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2F to the Company’s Annual Report on Form 10-K, filed on February 29, 2016).

4.1G	Eighth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.2H	Ninth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.1I	Tenth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.1J	Eleventh Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2J to the Company’s Annual Report on Form 10-K, filed on February 24, 2017).
4.1K	Twelfth Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2017).
4.1L	Thirteenth Supplemental Indenture, dated as of May 11, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.1M	Fourteenth Supplemental Indenture, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto (Incorporated by reference to Exhibit 4.1A to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.2	Indenture, dated as of September 11, 2014, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 11, 2014).
4.2A	First Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2024, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto and that certain Second Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2024, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5A to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).
4.2B	Third Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed on April 16, 2015).
4.2C	Fourth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed on April 16, 2015).

4.2D	Fifth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2015).
4.2E	Sixth Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3E to the Company’s Annual Report on Form 10-K, filed on February 29, 2016).
4.2F	Seventh Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.2G	Eighth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.2H	Ninth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.2I	Tenth Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3I to the Company’s Annual Report on Form 10-K, filed on February 24, 2017).
4.2J	Eleventh Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2017).
4.2K	Twelfth Supplemental Indenture, dated as of May 11, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.2L	Thirteenth Supplemental Indenture, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto (Incorporated by reference to Exhibit 4.2A to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.3	Indenture, dated as of March 18, 2015, by and among Omega Healthcare Investors, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2015).
4.3A	First Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5A to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2015).
4.3B	Second Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (incorporated by reference to Exhibit 4.2A to Omega’s Registration Statement on Form S-4 filed on October 6, 2015).

4.3C	Third Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.2B to the Amendment to Omega’s Registration Statement on Form S-4/A filed on November 12, 2015).
4.3D	Fourth Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.3E	Fifth Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.3F	Sixth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.3G	Seventh Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.4G to the Company’s Annual Report on Form 10-K, filed on February 24, 2017
4.3H	Eighth Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2017).
4.3I	Ninth Supplemental Indenture, dated as of May 11, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.3J	Tenth Supplemental Indenture, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto (Incorporated by reference to Exhibit 4.3A to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.4	Indenture, dated as of September 23, 2015, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Omega’s Current Report on Form 8-K, filed with SEC on September 29, 2015).
4.4A	First Supplemental Indenture, dated as of November 9, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1A to the Company’s Registration Statement on Form S-4, filed on November 12, 2015).
4.4B	Second Supplemental Indenture, dated as of March 29, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016).
4.4C	Third Supplemental Indenture, dated as of May 13, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2016).
4.4D	Fourth Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).

4.4E	Fifth Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.5E to the Company’s Annual Report on Form 10-K, filed on February 24, 2017).
4.4F	Sixth Supplemental Indenture, dated as of March 17, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2017).
4.4G	Seventh Supplemental Indenture, dated as of May 11, 2017 among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.4H	Eighth Supplemental Indenture, dated as of May 25, 2017 among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto (Incorporated by reference to Exhibit 4.4A to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.5	Indenture, dated as of July 12, 2016, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).
4.5A	First Supplemental Indenture, dated as of August 9, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.6A to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2016).
4.5B	Second Supplemental Indenture, dated as of November 10, 2016, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.6B to the Company’s Annual Report on Form 10-K, filed on February 24, 2017).
4.5C	Third Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2017).
4.5D	Fourth Supplemental Indenture, dated as of May 11, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.5E	Fifth Supplemental Indenture, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.375% Senior Notes due 2023, including the Form of 4.375% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto (Incorporated by reference to Exhibit 4.5A to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.6	Indenture, dated as of April 4, 2017, by and among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2017).
4.6A	First Supplemental Indenture, dated as of May 11, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.750% Senior Notes due 2028, including the Form of 4.750% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.6A to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).
4.6B	Second Supplemental Indenture, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.750% Senior Notes due 2028, including the Form of 4.750% Senior Notes and Form of Partial Release of Subsidiary Guarantors related thereto (Incorporated by reference to Exhibit 4.6B to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2017).

10.1	Form of Directors and Officers Indemnification Agreement. +*
10.2	Form of Officers’ Multi-Year Performance Restricted Stock Unit Award for 2011 to 2014 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on February 27, 2012).+
10.3	Amended and Restated Deferred Stock Plan, dated October 16, 2012, and forms of related agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 7, 2012).
10.4	Credit Agreement, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2017).
10.5	Credit Agreement, dated as of May 25, 2017, among OHI Healthcare Properties Limited Partnership, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2017).
10.6	Amended and Restated Credit Agreement, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2017).
10.7	Form of Equity Distribution Agreement dated September 3, 2015, entered into by and between Omega Healthcare Investors, Inc. and each of BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Omega’s Current Report on Form 8-K filed with the SEC on September 4, 2015).
10.8	Omega Healthcare Investors, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 22, 2013). +
10.8A	Amendment to 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.9	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2013). +
10.10	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and C. Taylor Pickett (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.11	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Daniel Booth (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.12	Employment Agreement, dated April 1, 2015, between Omega Healthcare Investors, Inc. and Steven J. Insoft (incorporated by reference to Exhibit 10.3 to Company's Current Report on Form 8-K filed with the SEC on April 3, 2015). +
10.13	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Robert O. Stephenson (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.14	Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Michael Ritz (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.15	Form of 2016 Employment Agreement Amendments) for the Company’s executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.16	Form of 2017 Employment Agreement for the Company’s executive officers Amendments (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2017 ).+
10.17	Form of 2018 Employment Agreement Amendments for the Company’s executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2017).+
10.18	Form of Time-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.19	Form of Time-Based Restricted Stock Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.20	Form of Time-Based Restricted Stock Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.21	Form of Performance-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.22	Form of Performance-Based Restricted Stock Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.23	Form of Performance-Based Restricted Stock Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.24	Form of Time-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.25	Form of Performance-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.26	Form of Performance-Based LTIP Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.27	Form of Performance-Based LTIP Unit Agreement for 2016 Grants (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016).+
10.28	Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
10.28A	First Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 4.5 to Aviv REIT, Inc.’s Registration Statement on Form S-8, filed on March 25, 2013). +
10.28B	Second Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on April 2, 2015). +
10.28C	Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.4 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
10.28D	Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Aviv REIT, Inc.’s Registration Statement on Form S-4 filed on May 2, 2011). +
10.29	Aviv REIT, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 to Aviv REIT, Inc.’s Registration Statement on Form S-8 filed on March 25, 2013). +
10.29A	Amendment to the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on April 2, 2015). +
10.29B	Form of Restricted Stock Unit Award Agreement for time-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 10.2 to Aviv REIT, Inc.’s Current Report on Form 8-K, filed on July 15, 2013). +
10.30	Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, (Incorporated by reference to Exhibit 10.8 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
12.1	Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrants.*
23.1	Consent of Independent Registered Public Accounting Firm for Omega Healthcare Investors, Inc.*
23.2	Consent of Independent Registered Public Accounting Firm for OHI Healthcare Properties Limited Partnership.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*

32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits that are filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	February 23, 2018	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP
Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date:	February 23, 2018	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Omega Healthcare Investors, Inc., for itself and in its capacity as General Partner of OHI Healthcare Properties Limited Partnership, and in the capacities on the date indicated.

Signatures	Title	Date

/s/ C. Taylor Pickett	Chief Executive Officer	February 23, 2018
C. Taylor Pickett	(Principal Executive Officer)

/s/ Robert O. Stephenson	Chief Financial Officer	February 23, 2018
Robert O. Stephenson	(Principal Financial Officer)

/s/ Michael D. Ritz	Chief Accounting Officer	February 23, 2018
Michael D. Ritz	(Principal Accounting Officer)

/s/ Craig R. Callen	Chairman of the Board	February 23, 2018
Craig R. Callen

/s/ Craig M. Bernfield	Director	February 23, 2018
Craig M. Bernfield

/s/ Norman Bobins	Director	February 23, 2018
Norman Bobins

/s/ Barbara B. Hill	Director	February 23, 2018
Barbara B. Hill

/s/ Bernard J. Korman	Director	February 23, 2018
Bernard J. Korman

/s/ Edward Lowenthal	Director	February 23, 2018
Edward Lowenthal

/s/ Ben W. Perks	Director	February 23, 2018
Ben W. Perks

/s/ C. Taylor Pickett	Director	February 23, 2018
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 23, 2018
Stephen D. Plavin

