Form 10-Q
period 2018-03-31
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2018-05-10
CIK 888491, 1639315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Omega Healthcare Investors, Inc. Yes ☐       No ☒       OHI Healthcare Properties Limited Partnership Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of May 2, 2018

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	198,600,102

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP.

Parent directly owned approximately 96% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at March 31, 2018. Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement. The management of Parent consists of the same members as the management of Omega OP.

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

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate properties
Real estate investments (see Note 2)	$7,611,038	$7,655,960
Less accumulated depreciation	(1,420,332)	(1,376,828)
Real estate investments – net	6,190,706	6,279,132
Investments in direct financing leases – net	364,932	364,965
Mortgage notes receivable – net	653,319	671,232
	7,208,957	7,315,329
Other investments – net	322,249	276,342
Investment in unconsolidated joint venture	34,673	36,516
Assets held for sale – net	143,419	86,699
Total investments	7,709,298	7,714,886

Cash and cash equivalents	71,231	85,937
Restricted cash	7,868	10,871
Accounts receivable – net	319,713	279,334
Goodwill	645,214	644,690
Other assets	39,305	37,587
Total assets	$8,792,629	$8,773,305

LIABILITIES AND EQUITY
Revolving line of credit	$355,000	$290,000
Term loans – net	910,019	904,670
Secured borrowings – net	52,775	53,098
Unsecured borrowings – net	3,325,885	3,324,390
Accrued expenses and other liabilities	262,573	295,142
Deferred income taxes	15,977	17,747
Total liabilities	4,922,229	4,885,047

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 198,595 shares as of March 31, 2018 and 198,309 as of December 31, 2017	19,859	19,831
Common stock – additional paid-in capital	4,943,600	4,936,302
Cumulative net earnings	1,933,153	1,839,356
Cumulative dividends	(3,341,765)	(3,210,248)
Accumulated other comprehensive loss	(16,399)	(30,150)
Total stockholders’ equity	3,538,448	3,555,091
Noncontrolling interest	331,952	333,167
Total equity	3,870,400	3,888,258
Total liabilities and equity	$8,792,629	$8,773,305

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenue
Rental income	$193,949	$192,537
Income from direct financing leases	613	15,646
Mortgage interest income	16,579	15,956
Other investment income	8,527	6,914
Miscellaneous income	531	691
Total operating revenues	220,199	231,744

Expenses
Depreciation and amortization	70,361	69,993
General and administrative	16,475	12,524
Acquisition costs	-	(41)
Impairment loss on real estate properties	4,914	7,638
Provision for uncollectible accounts	7,814	2,404
Total operating expenses	99,564	92,518

Income before other income and expense	120,635	139,226
Other income (expense)
Interest income and other – net	585	4
Interest expense	(48,011)	(45,041)
Interest – amortization of deferred financing costs	(2,243)	(2,502)
Contractual settlement	-	10,412
Realized gain on foreign exchange	59	61
Total other expense	(49,610)	(37,066)

Income before gain on assets sold	71,025	102,160
Gain on assets sold – net	17,500	7,420
Income from continuing operations	88,525	109,580
Income tax expense	(543)	(1,100)
(Loss) income from unconsolidated joint venture	(49)	632
Net income	87,933	109,112
Net income attributable to noncontrolling interest	(3,713)	(4,672)
Net income available to common stockholders	$84,220	$104,440

Income per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.42	$0.53
Diluted:
Net income	$0.42	$0.53

Dividends declared per common share	$0.66	$0.62

Weighted-average shares outstanding, basic	198,911	197,013
Weighted-average shares outstanding, diluted	207,816	206,174

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$87,933	$109,112
Other comprehensive income:
Foreign currency translation	9,869	4,334
Cash flow hedges	4,488	1,254
Total other comprehensive income	14,357	5,588
Comprehensive income	102,290	114,700
Comprehensive income attributable to noncontrolling interest	(4,319)	(4,911)
Comprehensive income attributable to common stockholders	$97,971	$109,789

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common Stock Par Value	Common Stock - Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017 (198,309 common shares & 8,772 Omega OP Units)	$19,831	$4,936,302	$1,839,356	$(3,210,248)	$(30,150)	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change (see Note 1)	—	—	9,577	—	—	9,577	423	10,000
Balance at January 1, 2018 (198,309 common shares & 8,772 Omega OP Units)	19,831	4,936,302	1,848,933	(3,210,248)	(30,150)	3,564,668	333,590	3,898,258

Stock-based compensation expense	—	4,056	—	—	—	4,056	—	4,056
Vesting/exercising of equity compensation plan, net of tax withholdings (89 shares)	9	(1,663)	—	—	—	(1,654)	—	(1,654)
Dividend reinvestment and stock purchase plan (189 shares at an average of $25.87 per share)	19	4,867	—	—	—	4,886	—	4,886
Deferred compensation directors (8 shares at $27.43 per share)	—	67	—	—	—	67	—	67
Equity Shelf Program	—	(29)	—	—	—	(29)	—	(29)
Common dividends declared ($0.66 per share)	—	—	—	(131,517)	—	(131,517)	—	(131,517)
Redemption of Omega OP Units (3 units at $27.06 per share)	—	—	—	—	—	—	(72)	(72)
Omega OP Units distributions	—	—	—	—	—	—	(5,885)	(5,885)
Comprehensive income:
Foreign currency translation	—	—	—	—	9,452	9,452	417	9,869
Cash flow hedges	—	—	—	—	4,299	4,299	189	4,488
Net income	—	—	84,220	—	—	84,220	3,713	87,933
Total comprehensive income								102,290

Balance at March 31, 2018 (198,595 shares & 8,769 Omega OP Units)	$19,859	$4,943,600	$1,933,153	$(3,341,765)	$(16,399)	$3,538,448	$331,952	$3,870,400

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$87,933	$109,112
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,361	69,993
Impairment loss on real estate properties	4,914	7,638
Provision for uncollectible accounts	7,814	2,404
Interest - amortization of deferred financing costs	2,243	2,502
Accretion of direct financing leases	33	(3,016)
Stock-based compensation expense	4,056	3,744
Gain on assets sold – net	(17,500)	(7,420)
Amortization of acquired in-place leases - net	(2,687)	(3,096)
Effective yield receivable on mortgage notes	(354)	(593)
Interest paid-in-kind	(1,891)	—
Change in operating assets and liabilities – net:
Contractual receivables	(4,630)	(21,377)
Straight-line rent receivables	(14,497)	(11,747)
Lease inducements	(32,389)	447
Other operating assets and liabilities	(50,506)	(36,044)
Net cash provided by operating activities	52,900	112,547
Cash flows from investing activities
Acquisition of real estate	(29,672)	(7,574)
Investments in construction in progress	(21,855)	(15,703)
Investments in direct financing leases	—	(2,229)
Placement of mortgage loans	(6,749)	(5,749)
Distributions from unconsolidated joint venture	1,880	8,587
Net proceeds from sale of real estate investments	74,745	45,848
Capital improvements to real estate investments	(9,596)	(8,199)
Receipts from insurance proceeds	1,090	—
Proceeds from other investments	53,873	23,181
Investments in other investments	(89,960)	(22,144)
Collection of mortgage principal	24,797	333
Net cash (used in) provided by investing activities	(1,447)	16,351
Cash flows from financing activities
Proceeds from credit facility borrowings	317,000	148,000
Payments on credit facility borrowings	(252,000)	(215,000)
Payments of other long-term borrowings	(328)	(318)
Payments of financing related costs	(8)	(563)
Receipts from dividend reinvestment plan	4,886	7,335
Payments for exercised options and restricted stock	(1,654)	(2,120)
Net (costs) proceeds from issuance of common stock	(29)	6,759
Dividends paid	(131,449)	(122,272)
Redemption of OP Units	(72)	(56)
Distributions to OP Unit Holders	(5,885)	(5,554)
Net cash used in financing activities	(69,539)	(183,789)

Effect of foreign currency translation on cash, cash equivalents and restricted cash	377	162
Decrease in cash, cash equivalents and restricted cash	(17,709)	(54,729)
Cash, cash equivalents and restricted cash at beginning of period	96,808	107,276
Cash, cash equivalents and restricted cash at end of period	$79,099	$52,547

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate properties
Real estate investments (see Note 2)	$7,611,038	$7,655,960
Less accumulated depreciation	(1,420,332)	(1,376,828)
Real estate investments – net	6,190,706	6,279,132
Investments in direct financing leases – net	364,932	364,965
Mortgage notes receivable – net	653,319	671,232
	7,208,957	7,315,329
Other investments – net	322,249	276,342
Investment in unconsolidated joint venture	34,673	36,516
Assets held for sale – net	143,419	86,699
Total investments	7,709,298	7,714,886

Cash and cash equivalents	71,231	85,937
Restricted cash	7,868	10,871
Accounts receivable – net	319,713	279,334
Goodwill	645,214	644,690
Other assets	39,305	37,587
Total assets	$8,792,629	$8,773,305

LIABILITIES AND OWNERS’ EQUITY
Term loans – net	$99,455	$99,423
Secured borrowings – net	52,775	53,098
Accrued expenses and other liabilities	214,449	226,028
Deferred income taxes	15,977	17,747
Intercompany loans payable	4,539,573	4,488,751
Total liabilities	4,922,229	4,885,047

Owners’ Equity:
General partners’ equity	3,538,448	3,555,091
Limited partners’ equity	331,952	333,167
Total owners’ equity	3,870,400	3,888,258
Total liabilities and owners’ equity	$8,792,629	$8,773,305

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenue
Rental income	$193,949	$192,537
Income from direct financing leases	613	15,646
Mortgage interest income	16,579	15,956
Other investment income	8,527	6,914
Miscellaneous income	531	691
Total operating revenues	220,199	231,744

Expenses
Depreciation and amortization	70,361	69,993
General and administrative	16,475	12,524
Acquisition costs	-	(41)
Impairment loss on real estate properties	4,914	7,638
Provision for uncollectible accounts	7,814	2,404
Total operating expenses	99,564	92,518

Income before other income and expense	120,635	139,226
Other income (expense)
Interest income and other - net	585	4
Interest expense	(48,011)	(45,041)
Interest – amortization of deferred financing costs	(2,243)	(2,502)
Contractual settlement	-	10,412
Realized gain on foreign exchange	59	61
Total other expense	(49,610)	(37,066)

Income before gain on assets sold	71,025	102,160
Gain on assets sold – net	17,500	7,420
Income from continuing operations	88,525	109,580
Income taxes	(543)	(1,100)
(Loss) income from unconsolidated joint venture	(49)	632
Net income	$87,933	$109,112

Earnings per unit:
Basic:
Net income	$0.42	$0.53
Diluted:
Net income	$0.42	$0.53

Dividends declared per Omega OP Unit	$0.66	$0.62

Weighted-average Omega OP Units outstanding, basic	207,680	205,827
Weighted-average Omega OP Units outstanding, diluted	207,816	206,174

See notes to consolidated financial statements.

8

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$87,933	$109,112
Other comprehensive income:
Foreign currency translation	9,869	4,334
Cash flow hedges	4,488	1,254
Total other comprehensive income	14,357	5,588
Comprehensive income	$102,290	$114,700

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

Unaudited

(in thousands)

	General Partners’ Omega OP Units	Limited Partners’ Omega OP Units	Total Omega OP Units	General Partners’ Equity	Limited Partners’ Equity	Total Equity
Balance at December 31, 2017	198,309	8,772	207,081	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change (see Note 1)	—	—	—	9,577	423	10,000
Balance at January 1, 2018	198,309	8,772	207,081	3,564,668	333,590	3,898,258
Contributions from partners	286	—	286	7,326	—	7,326
Distributions to partners	—	—	—	(131,517)	(5,885)	(137,402)
Omega OP Unit redemptions	—	(3)	(3)	—	(72)	(72)
Comprehensive income
Foreign currency translation	—	—	—	9,452	417	9,869
Cash flow hedges	—	—	—	4,299	189	4,488
Net income	—	—	—	84,220	3,713	87,933
Total comprehensive income						102,290

Balance at March 31, 2018	198,595	8,769	207,364	$3,538,448	$331,952	$3,870,400

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$87,933	$109,112
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,361	69,993
Impairment loss on real estate properties	4,914	7,638
Provision for uncollectible accounts	7,814	2,404
Interest - amortization of deferred financing costs	2,243	2,502
Accretion of direct financing leases	33	(3,016)
Stock-based compensation expense	4,056	3,744
Gain on assets sold – net	(17,500)	(7,420)
Amortization of acquired in-place leases - net	(2,687)	(3,096)
Effective yield receivable on mortgage notes	(354)	(593)
Interest paid-in-kind	(1,891)	—
Change in operating assets and liabilities – net:
Contractual receivables	(4,630)	(21,377)
Straight-line rent receivables	(14,497)	(11,747)
Lease inducements	(32,389)	447
Other operating assets and liabilities	(50,506)	(36,044)
Net cash provided by operating activities	52,900	112,547
Cash flows from investing activities
Acquisition of real estate	(29,672)	(7,574)
Investments in construction in progress	(21,855)	(15,703)
Investments in direct financing leases	—	(2,229)
Placement of mortgage loans	(6,749)	(5,749)
Distributions from unconsolidated joint venture	1,880	8,587
Net proceeds from sale of real estate investments	74,745	45,848
Capital improvements to real estate investments	(9,596)	(8,199)
Receipts from insurance proceeds	1,090	—
Proceeds from other investments	53,873	23,181
Investments in other investments	(89,960)	(22,144)
Collection of mortgage principal	24,797	333
Net cash (used in) provided by investing activities	(1,447)	16,351
Cash flows from financing activities
Proceeds from intercompany loans payable to Omega	317,000	148,000
Repayment of intercompany loans payable to Omega	(252,328)	(215,318)
Payment of financing related costs incurred by Omega	(8)	(563)
Equity contributions from general partners	3,203	11,974
Distributions to general partners	(131,449)	(122,272)
Distributions to limited partners	(5,885)	(5,554)
Redemption of Omega OP Units	(72)	(56)
Net cash used in financing activities	(69,539)	(183,789)

Effect of foreign currency translation on cash, cash equivalents and restricted cash	377	162
Decrease in cash, cash equivalents and restricted cash	(17,709)	(54,729)
Cash, cash equivalents and restricted cash at beginning of period	96,808	107,276
Cash, cash equivalents and restricted cash at end of period	$79,099	$52,547

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES

LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Omega”) was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega and Omega OP, collectively.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of March 31, 2018, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the outstanding Omega OP Units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K filed with the SEC on February 23, 2018.

Omega’s consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation, and Omega’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Omega OP’s consolidated financial statements include the accounts of (i) Omega OP, and (ii) all direct and indirect wholly owned subsidiaries of Omega OP. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value. The majority of our cash, cash equivalents and restricted cash are held at major commercial banks. Certain cash account balances typically exceed FDIC insurance limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash, cash equivalents or restricted cash.

Restricted Cash

Restricted cash consists primarily of liquidity deposits escrowed for tenant obligations required by us pursuant to certain contractual terms and other deposits required by the U.S. Department of Housing and Urban Development (“HUD”) in connection with our mortgage borrowings guaranteed by HUD.

Real Estate Investment Impairment

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset. In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess the recoverability are probability-weighted based on management’s best estimates as of the date of evaluation. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and considers matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment of the Company’s assets in a future period that could be material to the Company’s results of operations.

For the three months ended March 31, 2018 and 2017, we recognized impairment losses on real estate properties of $4.9 million and $7.6 million, respectively. For additional information see Note 2 – Properties and Investments.

Allowance for Losses on Mortgages, Other Investments and Direct Financing Leases

The allowances for losses on mortgage notes receivable, other investments and direct financing leases (collectively, our “loans”) are maintained at a level believed adequate to absorb potential losses. The determination of the allowances is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans based on a combination of factors, including, but not limited to, delinquency status, financial strength of the borrower and guarantors and the value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreements. Consistent with this definition, all loans on non-accrual status may be deemed impaired. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. When management identifies potential loan impairment indicators, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral, if applicable. We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral.

We account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans for which impairment reserves were recorded. We utilize the cash basis method for impaired loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loan. Under the cost-recovery method, we apply cash received against the outstanding loan balance prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of March 31, 2018 and December 31, 2017, we had $177.5 million and $177.5 million, respectively, of reserves on our loans. For additional information see Note 3 – Direct Financing Leases, Note 4 – Mortgage Notes Receivable and Note 5 – Other Investments.

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

Noncontrolling Interests

Noncontrolling interests is the portion of equity not attributable to the respective reporting entity. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, or owners’ equity on our Consolidated Balance Sheets. We include net income (loss) attributable to the noncontrolling interests in net income (loss) in our Consolidated Statements of Operations.

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

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound (“GBP”). For our consolidated subsidiaries whose functional currency is not the U.S. dollar (“USD”), we translate their financial statements into the USD. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in Omega OP’s owners’ equity and Omega’s accumulated other comprehensive loss (“AOCL”), as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interests.

We and certain of our consolidated subsidiaries may have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature in which case the adjustments are included in Omega OP’s owners’ equity and Omega’s AOCL and a proportionate amount of gain or loss is allocated to noncontrolling interests.

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At March 31, 2018, $5.9 million of qualifying cash flow hedges were recorded at fair value in other assets and at December 31, 2017, $1.5 million of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

Net investment hedge

The Company is exposed to fluctuations in the GBP against its functional currency, the USD, relating to its investments in healthcare-related real estate properties located in the U.K. The Company uses a nonderivative, GBP-denominated term loan to manage its exposure to fluctuations in the GBP-USD exchange rate. The foreign currency transaction gain or loss on the nonderivative hedging instrument that is designated and qualifies as a net investment hedge is reported in Omega OP’s owners’ equity and Omega’s AOCL in our Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable includes: contractual receivables, effective yield interest receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts. Contractual receivables relate to the amounts currently owed to us under the terms of our lease and loan agreements. Effective yield interest receivables relate to the difference between the interest income recognized on an effective yield basis over the term of the loan agreement and the interest currently due to us according to the contractual agreement. Straight-line rent receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to us according to the contractual agreement. Lease inducements result from value provided by us to the lessee, at the inception, modification, or renewal of the lease, and are amortized as a reduction of rental revenue over the non-cancellable lease term.

On a quarterly basis, we review our accounts receivable to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement, if any. If we determine collectability of any of our contractual receivables is at risk, we estimate the potential uncollectible amounts and provide an allowance. In the case of a lease recognized on a straight-line basis, a loan recognized on an effective yield basis or the existence of lease inducements, we generally provide an allowance for straight-line, effective interest, and/or lease inducement accounts receivable when certain conditions or indicators of adverse collectability are present. If the accounts receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off.

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)

Contractual receivables	$47,888	$43,258
Effective yield interest receivables	12,028	11,673
Straight-line rent receivables – net	218,965	216,054
Lease inducements	49,295	16,812
Allowance	(8,463)	(8,463)
Accounts receivable – net	$319,713	$279,334

During the first quarter of 2018, we wrote-off approximately $7.8 million of straight-line rent receivables to provision for uncollectible accounts, as a result of facility transitions to other operators.

During the first quarter of 2018, we paid an existing operator approximately $50 million in exchange for a reduction of such operator’s participation in an in-the-money purchase option. As a result, we recorded an approximate $28 million lease inducement that will be amortized as a reduction to rental income over the remaining term of the lease. The remaining $22 million was recorded as a reduction to the initial contingent liability which is included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Reclassification

Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

Accounting Pronouncements Adopted in 2018

In 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In addition, the FASB issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates included ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. As a result of adopting ASU 2014-09 and its updates on January 1, 2018, the Company recognized $10.0 million of deferred gain resulting from the sale of facilities to a third-party in December 2017 through opening retained earnings on January 1, 2018. The Company adopted ASU 2014-09 and its subsequent updates in accordance with the modified retrospective approach. The adoption of ASU 2014-09 and its related updates did not have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09 and its updates.

In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align the financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. On January 1, 2018, the Company adopted ASU 2017-12 using the modified retrospective transition method. As a result of adopting the standard, the Company is making certain adjustments to its existing hedge designation documentation for active hedging relationships in order to take advantage of specific provisions in the new guidance and to fully align its documentation with ASU 2017-12. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements - Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the pending adoption of ASU 2016-02, the Company may be required to record real estate tax revenues and an equal and offsetting real estate tax expense, as a result of our operators paying real estate taxes on our behalf. We are continuing to evaluate the other impacts of adopting ASU 2016-02 on our consolidated financial statements.

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

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

Our leased real estate properties, represented by 716 SNFs, 118 ALFs, 15 specialty facilities and one medical office building at March 31, 2018, are leased under provisions of single or master operating leases with initial terms typically ranging from five to 15 years, plus renewal options. Also see Note 3 – Direct Financing Leases for information regarding additional properties accounted for as direct financing leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Buildings	$6,045,162	$6,098,119
Land	792,910	795,874
Furniture, fixtures and equipment	440,701	440,737
Site improvements	230,566	227,150
Construction in progress	101,699	94,080
Total real estate investments	7,611,038	7,655,960
Less accumulated depreciation	(1,420,332)	(1,376,828)
Real estate investments – net	$6,190,706	$6,279,132

The following table summarizes the significant acquisitions that occurred in the first quarter of 2018:

	Number of Facilities		Country/	Total Investment		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield
Period	SNF	ALF	State	(in millions)					(3) (%)
Q1	-	1	UK	$4.0	(1)	$0.9	$2.9	$0.2	8.50
Q1	-	1	UK	5.7	(2)	1.4	4.1	0.2	8.50
Q1	1	-	PA	7.4		1.6	5.4	0.4	9.50
Q1	1	-	VA	13.2		2.4	10.5	0.3	9.50
Total	2	2		$30.3		$6.3	$22.9	$1.1

(1)	Omega recorded a non-cash deferred tax liability of approximately $0.4 million in connection with this acquisition.
(2)	Omega recorded a non-cash deferred tax liability of approximately $0.2 million in connection with this acquisition.
(3)	The cash yield is based on the purchase price.

During the first quarter of 2018, we acquired one parcel of land (not reflected in the table above) for approximately $0.7 million with the intent of building a new facility for an existing operator.

Asset Sales, Impairments and Other

During the first quarter of 2018, we sold 14 facilities (five of which were previously held for sale at December 31, 2017) subject to operating leases for approximately $74.7 million in net cash proceeds recognizing a gain on sale of approximately $17.5 million. In addition, we recorded impairments on real estate properties of approximately $4.9 million on 17 facilities (16 of which were subsequently reclassified to assets held for sale).

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to assets held for sale, to their estimated fair values less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). Also see Note 7 – Assets Held For Sale.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Minimum lease payments receivable	$3,695,765	$3,707,079
Less unearned income	(3,158,646)	(3,169,942)
Investment in direct financing leases	537,119	537,137
Less allowance for loss on direct financing lease	(172,187)	(172,172)
Investment in direct financing leases – net	$364,932	$364,965

Properties subject to direct financing leases	41	41
Number of direct financing leases	5	5

The following minimum rents are due under our direct financing leases for the remainder of 2018 and the subsequent five years (in thousands):

2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)
$1,966	$2,654	$2,686	$2,629	$2,679	$2,731

(1)	Orianna has been excluded from the contractual minimum rent payments due under our direct financing leases as the facilities are expected to be transitioned or sold. See below for additional information.

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

The 38 facilities remaining under our master leases with Orianna as of March 31, 2018 are located in seven states, predominantly in the southeastern U.S. (37 facilities) and Indiana (1 facility). Our recorded investment in these direct financing leases, net of the $172.2 million allowance, amounted to $337.7 million, as of March 31, 2018. We have not recognized any direct financing lease income from Orianna for the period from July 1, 2017 through March 31, 2018.

Orianna has not satisfied the contractual payments due under the terms of the remaining two direct financing leases or the separate operating lease covering four facilities with the Company and the collectability of future amounts due is uncertain.

In March 2018, Orianna commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). As described in Orianna’s filings with the Bankruptcy Court, we have entered into a Restructuring Support Agreement (“RSA”) that is expected to form the basis for Orianna’s restructuring. The RSA provides for the recommencement, in April 2018, of partial rent payments at $1.0 million per month and establishes a specific timeline for the implementation of Orianna’s planned restructuring. The RSA provides for the transition of 23 facilities to new operators and the potential sale of the remaining 19 facilities subject to the plan of reorganization and its approval by the Bankruptcy Court.

In order to provide liquidity to Orianna during their Chapter 11 proceedings, we have committed up to $30 million in senior secured debtor-in-possession (“DIP”) financing. The DIP financing has been approved by the Bankruptcy Court on an interim basis and remains subject to final Bankruptcy Court approval. The DIP financing was used to repay in full Orianna’s previous secured working capital lender and to provide Orianna with additional liquidity to fund on-going business operations. See Note 5 – Other Investments.

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

Additionally, we own four facilities and lease them to Orianna under a master lease which expires in 2026. The four facility lease is being accounted for as an operating lease. We have not recognized any income on this operating lease for the period from July 1, 2017 through March 31, 2018, as Orianna did not pay the contractual amounts due and collectability is uncertain. Our recorded investment in this operating lease was $37.8 million as of March 31, 2018.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of March 31, 2018, mortgage notes receivable relate to 28 fixed rate mortgages on 49 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in nine states that are operated by six independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

Mortgage interest income is recognized as earned over the terms of the related mortgage notes, typically using the effective yield method. Allowances are provided against earned revenues from mortgage interest when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, mortgage interest income on impaired mortgage loans is recognized as received after taking into account the application of security deposits.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)

Mortgage note due 2024; interest at 10.18%	$112,500	$112,500
Mortgage note due 2029; interest at 9.68%	410,399	410,763
Other mortgage notes outstanding (1)	135,325	152,874
Mortgage notes receivable, gross	658,224	676,137
Allowance for loss on mortgage notes receivable(2)	(4,905)	(4,905)
Total mortgages – net	$653,319	$671,232

(1)	Other mortgage notes outstanding have stated interest rates ranging from 8.35% to 12.0% per annum and maturity dates through 2029.

(2)	The allowance for loss on mortgage notes receivable relates to one mortgage with an operator. The carrying value and fair value of the mortgage note receivable is approximately $1.5 million at March 31, 2018 and December 31, 2017.

Mortgage notes paid off

In January 2018, one of our operators repaid two construction loans with a total outstanding balance of approximately $21.2 million. These construction loans bore interest at 8.75%.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)

Other investment note due 2019; interest at 11.59%	$49,771	$49,708
Other investment note due 2020; interest at 14.00%	50,793	49,490
Other investment note due 2022, interest at 9.00%	31,987	31,987
Other investment note due 2030; interest at 6.66%	50,000	50,000
Other investment notes outstanding (1)	140,071	95,530

Other investments, gross	322,622	276,715
Allowance for loss on other investments (2)	(373)	(373)
Total other investments	$322,249	$276,342

(1)	Other investment notes have maturity dates through 2028 and interest rates ranging from 6.0% to 12.0% per annum.

(2)	The allowance for loss on other investments relates to one loan with an operator that has been fully reserved at March 31, 2018 and December 31, 2017.

Other investment notes due 2018 and 2022

In March 2018, we agreed to provide senior secured superpriority DIP financing to Orianna consisting of a $14.2 million term loan and a $15.8 million revolving credit facility. The DIP financing has been approved by the Bankruptcy Court on an interim basis and remains subject to final Bankruptcy Court approval. The DIP financing is secured by a security interest in and liens on substantially all of Orianna’s existing and future real and personal property. The $14.2 million term loan bears interest at 1-month LIBOR plus 5.5% per annum and matures on September 30, 2018. Orianna has borrowed the full amount of the term loan to repay their previous secured working capital lender. As of March 31, 2018, approximately $14.2 million is outstanding on this term loan. The $15.8 million revolving credit facility bears interest at 1-month LIBOR plus 9.0% per annum and matures on September 30, 2018. The borrowings under the revolving credit facility are to be used for general business expenses and other uses permitted under the loan documents. As of March 31, 2018, approximately $10.3 million is outstanding on this revolving credit facility.

In May 2017, we provided Orianna an $18.8 million maximum borrowing secured revolving working capital loan that bears interest at 9% per annum (with one-half (1/2) of all accrued interest to be paid-in-kind and added to the loan balance) and matures on April 30, 2022. This revolving working capital loan has a default rate of 5% per annum. As of March 31, 2018, approximately $15.2 million is outstanding on this revolving working capital loan. Pursuant to the Bankruptcy Court’s interim order approving the DIP financing, Orianna is obligated to pay one-half (1/2) of all accrued post-bankruptcy interest payable on this revolving working capital loan at the default rate. As of March 31, 2018, our total other investments outstanding with Orianna approximate $39.7 million.

Other investment notes due 2020

On July 29, 2016, we provided Genesis HealthCare, Inc. (“Genesis”) a $48.0 million secured term loan bearing interest at LIBOR with a floor of 1% plus 13% maturing on July 29, 2020. The $48.0 million term loan (including the $16.0 million term loan discussed below) is secured by a perfected first priority lien on and security interest in the collateral of Genesis. The term loan required monthly principal payments of $0.25 million through July 2019, and $0.5 million from August 2019 through maturity. In addition, a portion of the monthly interest accrued to the outstanding principal balance of the loan. In November 2017, we provided Genesis forbearance through February 2018. The forbearance allowed for the deferral of principal payments and permitted Genesis to accrue all interest due to the outstanding principal balance of the loan.

On March 6, 2018, we amended certain terms of the $48.0 million secured term loan. As of February 22, 2018, the $48.0 million term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum will be paid-in-kind. Additionally, the amended term loan does not require monthly payments of principal. All principal and accrued and unpaid interest will be due at maturity on July 29, 2020.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum will be paid-in-kind and matures on July 29, 2020. As of March 31, 2018, approximately $16.0 million is outstanding on this term loan.

In connection with the Genesis master lease and term loan amendments referenced above, in December 2017 and March 2018, we received warrants to purchase a total of 1.5 million shares of Genesis common stock.

Other investments note due 2020

On December 28, 2017, we provided $10.0 million of financing to a third-party to acquire ten SNFs previously owned by us. The loan bears interest at 10% per annum and requires principal payments of $5.0 million in December 2018, $2.0 million in December 2019 and $3.0 million at maturity in December 2020. In March 2018, the third-party buyer repaid $5.0 million related to this financing.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On November 1, 2016, we invested approximately $50.0 million for an approximate 15% ownership interest in a joint venture operating as Second Spring Healthcare Investments. The other approximate 85% interest is owned by affiliates of Lindsey Goldberg LLC. We account for the joint venture using the equity method. On November 1, 2016, the joint venture acquired 64 SNFs for approximately $1.1 billion and leased them to Genesis.

We receive asset management fees from the joint venture for services provided. For the three months ended March 31, 2018 and 2017, we recognized $0.5 million of asset management fees in each period. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations. The accounting policies for the unconsolidated joint venture are the same as those of the Company.

NOTE 7 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2017	22	$86,699
Properties sold/other (1)	(5)	(9,307)
Properties added (2)	16	66,027
March 31, 2018 (3)	33	$143,419
(1)	In the first quarter of 2018, we sold five facilities for approximately $13.1 million in net cash proceeds recognizing a gain on sale of approximately $3.5 million.
(2)	In the first quarter of 2018, we recorded $3.5 million of impairments to reduce 16 facilities and one ancillary building’s net book value to their estimated fair values less costs to sell before they were reclassified to assets held for sale.

(3)	We plan to sell the facilities classified as assets held for sale at March 31, 2018 within the next twelve months.

NOTE 8 – INTANGIBLES

The following is a summary of our intangibles as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(in thousands)
Assets:
Goodwill	$645,214	$644,690

Above market leases	$22,426	$22,426
In-place leases	167	167
Accumulated amortization	(17,300)	(17,059)
Net intangible assets	$5,293	$5,534

Liabilities:
Below market leases	$164,443	$164,443
Accumulated amortization	(86,752)	(83,824)
Net intangible liabilities	$77,691	$80,619

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

For the three months ended March 31, 2018 and 2017, our net amortization related to intangibles was $2.7 million and $3.1 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2018 and the subsequent four years is as follows: remainder of 2018 – $7.4 million; 2019 – $8.9 million; 2020 – $8.8 million; 2021– $8.2 million and 2022 – $7.5 million. As of March 31, 2018, the weighted average remaining amortization period of above market leases and below market leases is approximately seven years and nine years, respectively.

The following is a summary of our goodwill as of March 31, 2018:

(in thousands)
Balance as of December 31, 2017	$644,690
Add: foreign currency translation	524
Balance as of March 31, 2018	$645,214

NOTE 9 – CONCENTRATION OF RISK

As of March 31, 2018, our portfolio of real estate investments consisted of 973 healthcare facilities, located in 41 states and the U.K. and operated by 70 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $8.8 billion at March 31, 2018, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 756 SNFs, 119 ALFs, 15 specialty facilities, one medical office building, fixed rate mortgages on 47 SNFs and two ALFs, and 33 facilities that are held for sale. At March 31, 2018, we also held other investments of approximately $322.2 million, consisting primarily of secured loans to third-party operators of our facilities and a $34.7 million investment in an unconsolidated joint venture.

At March 31, 2018, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”). Ciena generated 10% of our total revenues for the three months ended March 31, 2018. At March 31, 2018, the three states in which we had our highest concentration of investments were Texas (9%), Florida (9%) and Ohio (8%).

 NOTE 10 – STOCKHOLDERS’/OWNERS’ EQUITY

The Board of Directors has declared common stock dividends as set forth below:

Record Date	Payment Date	Dividend per Common Share
January 31, 2018	February 15, 2018	$0.66
April 30, 2018	May 15, 2018	$0.66

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended March 31, 2018, approximately 0.2 million shares of our common stock at an average price of $25.87 per share were issued through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $4.9 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and For the Three Months Ended March 31,
	2018	2017
	(in thousands)

Foreign Currency Translation:
Beginning balance	$(25,993)	$(54,948)
Translation gain	14,919	4,273
Realized gain	59	61
Ending balance	(11,015)	(50,614)

Derivative Instruments:
Cash flow hedges:
Beginning balance	1,463	(1,420)
Unrealized gain	4,235	490
Realized gain(1)	253	764
Ending balance	5,951	(166)
Net investment hedge:
Beginning balance	(7,110)	-
Unrealized loss	(5,109)	-
Ending balance	(12,219)	-

Total accumulated other comprehensive loss for Omega OP(2)	(17,283)	(50,780)
Add: portion included in noncontrolling interest	884	2,302

Total accumulated other comprehensive loss for Omega	$(16,399)	$(48,478)

(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in owners’ equity.

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

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect the Company’s net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. We test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules on a quarterly and annual basis. We review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. In 2018, we expect to pay dividends in excess of our taxable income.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of March 31, 2018, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.8 million. The loss carry-forward is fully reserved as of March 31, 2018, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards will be carried forward for no more than 20 years.

For the three months ended March 31, 2018 and 2017, we recorded approximately $0.1 million and $1.0 million, respectively, of state and local income tax provision. For the three months ended March 31, 2018 and 2017, we recorded approximately $0.4 million and $0.1 million, respectively, of tax provision for foreign income taxes. The expenses were included in income tax expense on our Consolidated Statements of Operations.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act includes numerous changes to existing U.S. tax law, including lowering the statutory U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company has completed its preliminary assessment of these changes, and has determined that there is an immaterial impact to the consolidated financial statements.

NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation expense was $4.1 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively:

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units (“RSUs”) are subject to forfeiture if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of service or a change in control of the Company. Prior to vesting, ownership of the shares/units cannot be transferred. Restricted stock has the same dividend and voting rights as our common stock. RSUs accrue dividend equivalents but have no voting rights. Restricted stock and RSUs are valued at the price of our common stock on the date of grant. We expense the cost of these awards ratably over their vesting period. We awarded 169,900 RSUs to employees on January 1, 2018.

Performance Restricted Stock Units and LTIP Units

Performance restricted stock units (“PRSUs”) and long term incentive plan units (“LTIP Units”) are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs and the LTIP Units have varying degrees of performance requirements to achieve vesting, and each PRSU and LTIP Units award represents the right to a variable number of shares of common stock or partnership units. Each LTIP Unit once earned and vested is convertible into one Omega OP Unit in Omega OP, subject to certain conditions. The vesting requirements are based on either the (i) total shareholder return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index for awards before 2016 and in the FTSE NAREIT Equity Health Care Index for awards granted in or after 2016 (both “Relative TSR”). Vesting, in general, requires that the employee remain employed by us until the date specified in the applicable PRSU or LTIP agreement, which may be later than the date that the TSR or Relative TSR requirements are satisfied. We expense the cost of these awards ratably over their service period.

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

The number of shares or units earned under the TSR PRSUs or LTIP Units depends generally on the level of achievement of Omega’s TSR over the indicated performance period. We awarded 677,488 LTIP Units to employees on January 1, 2018.

The number of shares earned under the Relative TSR PRSUs depends generally on the level of achievement of Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index or FTSE NAREIT Equity Health Care Index TSR over the performance period indicated. We awarded 334,544 Relative TSR PRSUs to employees on January 1, 2018.

The following table summarizes our total unrecognized compensation cost as of March 31, 2018 associated with RSUs, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units (1)	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (1) (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (2) (in millions)	Performance Period	Vesting Dates
RSUs

3/17/16 RSU	2016	130,006	$34.78	$4.5	33	$1.2	N/A	12/31/2018
1/1/2017 RSU	2017	140,416	31.26	4.4	36	2.6	N/A	12/31/2019
1/1/2018 RSU	2018	169,900	27.54	4.7	36	4.3	N/A	12/31/2020
Restricted Stock Units Total		440,322	$30.86	$13.6		$8.1

TSR PRSUs and LTIP Units

3/31/15 2017 LTIP Units	2015	137,249	$14.66	$2.0	45	$0.4	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	53,387	14.81	0.8	45	0.2	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 LTIP Units	2016	370,152	13.21	4.9	45	2.2	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 LTIP Units	2017	399,726	12.61	5.0	48	3.5	1/1/2017-12/31/2019	Quarterly in 2020
1/1/2018 2020 LTIP Units	2018	677,488	7.31	5.0	48	4.6	1/1/2018-12/31/2020	Quarterly in 2021
TSR PRSUs & LTIP Total		1,638,002	$10.80	$17.7		$10.9

Relative TSR PRSUs

3/31/15 2017 Relative TSR	2015	137,249	$22.50	$3.1	45	$0.6	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	53,387	22.92	1.2	45	0.2	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 Relative TSR	2016	305,563	16.44	5.0	45	2.3	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 Relative TSR	2017	285,338	18.04	5.1	48	3.5	1/1/2017-12/31/2019	Quarterly in 2020
1/1/2018 2020 Relative TSR	2018	334,544	16.65	5.6	48	5.2	1/1/2018-12/31/2020	Quarterly in 2021
Relative TSR PRSUs Total		1,116,081	$17.97	$20.0		$11.8
Grand Total		3,194,405	$16.07	$51.3		$30.8

(1)	Total shares/units and compensation costs are net of shares/units cancelled.
(2)	This table excludes approximately $0.6 million of unrecognized compensation costs related to outstanding director restricted stock grants.

NOTE 13 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our borrowings:

		Annual Interest Rate as of March 31,	March 31,	December 31,
	Maturity	2018	2018(5)	2017(5)
			(in thousands)
Secured borrowings:
HUD mortgages assumed December 2011(1)	2044	3.06%	$53,338	$53,666
Deferred financing costs – net			(563)	(568)
Total secured borrowings – net(2)			52,775	53,098

Unsecured borrowings:
Revolving line of credit	2021	2.97%	355,000	290,000

U.S. term loan	2022	3.33%	425,000	425,000
Sterling term loan (3)	2022	1.96%	140,180	135,130
Omega OP term loan(2)	2022	3.33%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Discounts and deferred financing costs – net(4)			(5,161)	(5,460)
Total term loans – net			910,019	904,670

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	400,000	400,000
2026 notes	2026	5.25%	600,000	600,000
2027 notes	2027	4.50%	700,000	700,000
2028 notes	2028	4.75%	550,000	550,000
Other	2018	-	1,500	1,500
Subordinated debt	2021	9.00%	20,000	20,000
Discount – net			(20,436)	(21,073)
Deferred financing costs – net			(25,179)	(26,037)
Total senior notes and other unsecured borrowings – net			3,325,885	3,324,390

Total unsecured borrowings – net			4,590,904	4,519,060

Total secured and unsecured borrowings – net			$4,643,679	$4,572,158

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at March 31, 2018 excluding a third-party administration fee of approximately 0.5% annually. Secured by real estate assets with a net carrying value of $62.0 million as of March 31, 2018. This borrowing was incurred by wholly owned subsidiaries of Omega OP.
(2)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.
(3)	This borrowing is denominated in British Pounds Sterling.
(4)	The amount includes $0.5 million of net deferred financing costs related to the Omega OP term loan as of March 31, 2018.
(5)	All borrowings are direct borrowings of Omega unless otherwise noted.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2018 and December 31, 2017, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

NOTE 14 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash and contractual receivables reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At March 31, 2018 and December 31, 2017, the net carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$364,932	$364,932	$364,965	$364,965
Mortgage notes receivable – net	653,319	676,377	671,232	686,772
Other investments – net	322,249	319,203	276,342	281,031
Total	$1,340,500	$1,360,512	$1,312,539	$1,332,768
Liabilities:
Revolving line of credit	$355,000	$355,000	$290,000	$290,000
U.S. term loan – net	422,640	425,000	422,498	425,000
Sterling term loan – net	139,454	140,180	134,360	135,130
Omega OP term loan – net(1)	99,455	100,000	99,423	100,000
2015 term loan – net	248,470	250,000	248,390	250,000
4.375% notes due 2023 – net	693,766	699,864	693,474	711,190
4.95% notes due 2024 – net	393,933	409,165	393,680	420,604
4.50% notes due 2025 – net	394,831	390,893	394,640	399,874
5.25% notes due 2026 – net	594,498	609,952	594,321	625,168
4.50% notes due 2027 – net	686,882	672,610	686,516	681,007
4.75% notes due 2028 – net	540,127	533,683	539,882	550,667
HUD mortgages – net(1)	52,775	48,836	53,098	51,817
Subordinated debt – net	20,348	23,374	20,376	23,646
Other	1,500	1,500	1,500	1,500
Total	$4,643,679	$4,660,057	$4,572,158	$4,665,603

(1)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2017). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Direct financing leases: The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3). In addition, the Company may estimate the fair value of its investment based on the estimated fair value of the collateral using a market approach or an income approach which considers inputs such as, current and projected operating performance of the facilities, projected rent, prevailing capitalization rates and/or coverages and bed values (Level 3).

•	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Revolving line of credit and term loans: The fair value of our borrowings under variable rate agreements are estimated using a present value technique based on expected cash flows discounted using the current market rates (Level 3).

•	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on inputs from trading activity provided by a third-party (Level 2).

•	HUD debt: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

On November 16, 2017, a purported securities class action complaint captioned Dror Gronich v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and certain of its officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-08983-NRB (the “Gronich Securities Class Action”). On November 17, 2017, a second purported securities class action complaint captioned Steve Klein v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and the same officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-09024-NRB (together with the Gronich Class Action, the “Securities Class Action”). Both lawsuits purport to be class actions brought on behalf of shareholders who acquired the Company’s securities between February 8, 2017 and October 31, 2017. The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts, about the Company’s business, operations, and prospects, including regarding the financial and operating results of certain of the Company’s operators, the ability of certain operators to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

On January 16, 2018, four plaintiffs and one group of plaintiffs acting jointly filed motions for consolidation of the lawsuits in the Securities Class Action, appointment of counsel, and appointment of lead plaintiff. They are: (i) The Hannah Rosa Trust; (ii) Patricia Zaborowski, Hong Jun, Cynthia Peterson, Simona Vacchieri, and Glenn Fausz (self-defined as the “Omega Investor Group”); (iii) Royce Setzer; (iv) Carpenters Pension Fund of Illinois; and (v) Glenn Fausz. The Omega Investor Group and The Hannah Rosa Trust thereafter withdrew their applications. The Court has designated Royce Setzer as the lead plaintiff and entered a scheduling order under which he must file an amended consolidated complaint by May 25, 2018. Briefing on a motion to dismiss that complaint is to be completed by September 14, 2018.

Although the Company denies the material allegations of the Securities Class Action and intends to vigorously pursue its defense, we are in the very early stages of this litigation and are unable to predict the outcome of the case or to estimate the amount of potential costs.

The Company’s Board of Directors received a demand letter, dated April 9, 2018, from an attorney for a purported current shareholder of the Company relating to the subject matter covered by the Securities Class Action (the “Shareholder Demand”). The letter demanded that the Board of Directors conduct an investigation into the statements and other matters at issue in the Securities Class Action and commence legal proceedings against each party identified as being responsible for the alleged activities. The Board of Directors is reviewing the Shareholder Demand to determine the appropriate course of action.

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

Commitments

We have committed to fund the construction of new leased and mortgaged facilities and other capital improvements. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2018, are outlined in the table below (in thousands):

Total commitment	$671,829
Amounts funded (1)	(398,380)
Remaining commitment	$273,449
(1) Includes finance costs.

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

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega		Omega OP
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$87,933	$109,112	$87,933	$109,112
Less: net income attributable to noncontrolling interests	(3,713)	(4,672)	—	—
Net income available to common stockholders/Omega OP Unit holders	$84,220	$104,440	$87,933	$109,112
Denominator:
Denominator for basic earnings per share/unit	198,911	197,013	207,680	205,827
Effect of dilutive securities:
Common stock equivalents	136	347	136	347
Noncontrolling interest – Omega OP Units	8,769	8,814	—	—
Denominator for diluted earnings per share/unit	207,816	206,174	207,816	206,174

Earnings per share – basic:
Net income available to common stockholders/Omega OP Unit holders	$0.42	$0.53	$0.42	$0.53
Earnings per share/unit – diluted:
Net income	$0.42	$0.53	$0.42	$0.53

NOTE 17 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$71,231	$40,349
Restricted cash	7,868	12,198
Cash, cash equivalents and restricted cash at end of period	$79,099	$52,547

Supplemental information:
Interest paid during the period, net of amounts capitalized	$71,249	$61,832
Taxes paid during the period	$913	$1,173
Non cash investing activities
Non cash acquisition of real estate (See Note 2)	$(880)	$—
Non cash investment in other investments	(600)	—
Total	$(1,480)	$—

Non cash financing activities
Change in fair value of cash flow hedges	$4,450	$(1,291)
Remeasurement of debt denominated in a foreign currency	5,050	—
Total	$9,500	$(1,291)

NOTE 18 – SUBSEQUENT EVENTS

During the second quarter of 2018, we sold 20 facilities, including 17 facilities classified as assets held for sale as of March 31, 2018, for net proceeds of approximately $79 million.  We expect to record a gain on the sale of these facilities of approximately $5 million in the second quarter.

In April 2018, the pending sale to an unrelated third-party of five facilities that are classified as assets held for sale as of March 31, 2018 was terminated. These facilities were previously impaired based on the then pending transaction price. The carrying value of these facilities was approximately $15 million as of March 31, 2018. Subsequently, we agreed to sell these five facilities together with two additional facilities with an aggregate carrying value of approximately $46 million to the existing operator for approximately $29 million. Also in April 2018, we engaged in discussions with an existing operator to sell five facilities with a carrying value of approximately $25 million to the operator for approximately $22 million. With respect to the sale of these 12 facilities, we expect to recognize an impairment charge/loss on sale in the second quarter of approximately $20 million.

On May 7, 2018, Omega and Signature Healthcare entered into a consensual out-of-court restructuring agreement. The restructuring involves multiple third-party constituents, including other third-party landlords, a new working capital lender, medical malpractice claimants, and other third-party interests. As part of the restructuring, Signature Healthcare was reorganized to separate each of its primary portfolios with its major landlords into three distinct lease silos and separate virtually all other legal obligations. As part of this restructuring, Signature Healthcare formed Agemo to be the holding company of the lessees of the Omega portfolio, and for which Omega agreed to:

•	defer up to $6.3 million of rent per annum for 3 years commencing May 1, 2018;
•	provide capital expenditure funds to be used for the general maintenance and capital improvements of our 59 facilities in the amount of approximately $4.5 million per year for 3 years;
•	extend a 7-year working capital term loan at 7% for an amount up to $25 million with a maturity date of April 30, 2025;
•	extend the term of the master lease by two years to December 31, 2030 and;
•	extend the maturity date of the existing term loan by two years to December 31, 2024.

As part of the restructuring, Signature Healthcare entered into new working capital credit facilities with its new working capital lender for each of its separate silos, including Agemo. In addition, as part of our restructure, certain third-party guarantors of the Agemo master lease were required to contribute approximately $7.8 million in funds to the enterprise to be used to reduce the outstanding contractual receivables owed to Omega from Agemo. On May 8, 2018, the Company received $5.0 million in cash from the guarantors and a one year term note from the guarantors of approximately $2.8 million.

Lastly, Agemo has represented to Omega that a formal settlement with certain federal and state agencies in connection with a civil investigation beginning in 2015 regarding therapy and other documentary practices against, among others, Agemo’s predecessor is imminent.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to re-lease, otherwise transition, or sell underperforming assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to sell assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	changes in the financial position of our operators;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting REITs;
(xv)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and
(xvi)	our ability to maintain our status as a REIT.

Overview

Omega Healthcare Investors, Inc. (“Omega”) was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega and Omega OP, collectively.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of March 31, 2018, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

Our portfolio of real estate investments at March 31, 2018, consisted of 973 healthcare facilities, located in 41 states and the U.K. and operated by 70 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $8.8 billion at March 31, 2018, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of: (i) 756 SNFs, (ii) 119 ALFs, (iii) 15 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 47 SNFs and two ALFs and (vi) 33 facilities that are held for sale. At March 31, 2018, we also held other investments of approximately $322.2 million, consisting primarily of secured loans to third-party operators of our facilities and a $34.7 million investment in an unconsolidated joint venture.

In 2017, we began implementation of a strategic asset repositioning program, disposing of non-core assets and reinvesting the proceeds in assets we envision holding for the long-term. This program is expected to continue for much of 2018 and is designed to position the Company for future growth.

As of March 31, 2018 and December 31, 2017, we do not have any material properties or operators with facilities that are not materially occupied.

Omega’s consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation, and Omega’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests. Omega OP’s consolidated financial statements include the accounts of (i) Omega OP, and (ii) all direct and indirect wholly owned subsidiaries of Omega OP. All intercompany transactions and balances have been eliminated in consolidation.

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

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect the Company’s net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. We test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules on a quarterly and annual basis. We review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. In 2018, we expect to pay dividends in excess of our taxable income.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of March 31, 2018, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.8 million. The loss carry-forward is fully reserved as of March 31, 2018, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards will be carried forward for no more than 20 years.

For the three months ended March 31, 2018 and 2017, we recorded approximately $0.1 million and $1.0 million, respectively, of state and local income tax provision. For the three months ended March 31, 2018 and 2017, we recorded approximately $0.4 million and $0.1 million, respectively, of tax provision for foreign income taxes. The expenses were included in income tax expense on our Consolidated Statements of Operations.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. While the federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016, the federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years. Although the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs, as of April 9, 2018, thirty-two (32) states and the District of Columbia have expanded Medicaid eligibility with additional states continuing to consider expansion.

Medicare. On July 31, 2017, CMS issued a final rule regarding the fiscal year (“FY”) 2018 Medicare payment rates and quality payment programs for SNFs, which continues the trend of shifting Medicare payments from volume to value. Proposed aggregate payments to SNFs effective October 1, 2017 for FY 2018 are expected to increase by $370 million, or 1.0%, over FY 2017 payments. This reimbursement increase is attributable to a 1.0% market basket increase as required under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) after application of the productivity adjustment. Additionally, as mandated by the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”), the annual update is reduced by 2 percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program (“QRP”), beginning with FY 2018. The application of this penalty to those SNFs that do not meet the requirements for the FY 2018 SNF QRP would produce a market basket index percentage change that is less than zero and would also result in FY 2018 payment rates that are less than such payment rates for the preceding fiscal year. Similarly, a value-based purchasing program under the 2014 Protecting Access to Medicare Act (“PAMA”) legislation discounts SNF Medicare Fee-for-Service (“FFS”) payments by 2% commencing on October 1, 2018 (FY 2019), with reimbursement of those discounts to SNF based on comparative rehospitalization metrics. Beginning on October 1, 2018, the “Bipartisan Budget Act of 2018” froze the market basket update at 2.4% prior to application of any penalty adjustment for failure to meet the requirements of the SNF QRP. This freeze could reduce Medicare reimbursements to SNFs which could have a material adverse effect on our operators’ financial condition and operations, adversely impacting their ability to meet their obligations to us.

On April 27, 2018, CMS issued a proposed rule to replace the SNF PPS RUG-IV case-mix classification methodology with a new value-based Patient Driven Payment Model (“PDPM”). Under the PDPM, payments would be based on a resident’s objective classification group, and payment would be calculated by multiplying the case-mix index for the resident’s classification group to create a resident’s total per diem rate. The new payment system, if adopted as proposed, would go into effect on October 1, 2019. Comments on the proposed rule are being accepted through June 26, 2018.

In addition to FY 2018 Medicare payment rates, SNFs continue to be impacted by the “Bipartisan Budget Act of 2015” (“BBA”) which provided $80 billion in discretionary spending sequestration relief over two years, and extended Medicare sequestration, which generally cuts Medicare provider and plan payments by 2% across the board, for an additional year, through 2025. The FY 2025 sequestration will be “front loaded,” such that a 4% reduction will apply during the first six months of the fiscal year and no reduction will be imposed during the second half of the fiscal year.

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

As indicated above, reimbursement methodology reforms, such as value-based purchasing, continue to be prevalent and attempt to hold providers accountable for the cost and quality of care provided by redistributing a portion of a provider or facility’s reimbursement based on the relative performance on designated economic, clinical quality, and patient satisfaction metrics. While reimbursement methodologies and similar programs are expected to expand, both in public and commercial health plans, CMS announced in February 2018 that it was no longer operating on the Obama administration’s accelerated goal to tie half of all Medicare payments to alternative payment methods by the end of 2018. Currently, the Trump administration is evaluating the impact of various payment models, but it is unclear how it intends to address Medicare payment methodologies and the anticipated timeline for doing so.

Relatedly, CMS released a final rule on December 1, 2017 to significantly scale back mandatory participation in the bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures that went into effect on April 1, 2016, and was mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System that are located in the 67 selected metropolitan statistical areas (“MSAs”). Effective January 1, 2018, CJR program participation under the final rule is voluntary for the eligible hospitals in 33 of the MSAs currently covered by the program as of February 2018. The CJR program will remain mandatory in the 34 MSAs for the duration of the program, with an exception for certain low volume and rural hospitals. CMS anticipates the number of mandatory participating hospitals to decrease from approximately 700 under this rule. SNFs receiving Medicare revenues related to hospital discharges subject to CJR bundled payment programs in the identified geographic areas could be either positively or negatively affected by the CJR bundled payment program.

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

Office of the Inspector General Activities. Beginning June 15, 2017, the Office of Inspector General (OIG) began updating its Work Plan website monthly in order to enhance transparency around the OIG’s continuous work planning efforts. The OIG reported in its January 2018 update that it would review the quality of care provided to Medicare beneficiaries, including elders and disabled persons, who are being treated at inpatient and outpatient medical facilities for conditions that may be the result of abuse or neglect. The OIG referenced prior reviews which indicated problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes, and skilled nursing facilities.

This review supplements the OIG’s Work Plan for government fiscal year 2017 that included seven projects related specifically to nursing homes: (1) determining to what extent State agencies investigate serious nursing home complaints within the required timeframes; (2) unreported incidents of potential abuse and neglect in SNFs; (3) review of SNF Medicare reimbursement documentation (determine if it meets requirements for each particular resource utilization group); (4) the SNF Adverse Event Screening Tool, which will disseminate practical information about the SNF Adverse Event Trigger Tool; (5) review of the National Background Check Program for long-term care employees; (6) compliance with the SNF prospective payment system requirement related to a three-day qualifying inpatient hospital stay; and (7) review of potentially avoidable hospitalizations of Medicare and Medicaid-Eligible nursing facility residents and prevention and detection services provided by nursing homes. Additionally, regional Recovery Audit Contractor program auditors along with the OIG and Department of Justice are expected to continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges. In addition to the seven projects identified on the fiscal year 2017 Work Plan, subsequent updates indicate that the OIG would review whether ambulance services paid by Medicare Part B were subject to Part A SNF consolidated billing requirements. This review is ongoing.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights. HHS continued its auditing program in 2016 to assess compliance efforts by covered entities and business associates. Through a second phase of audits, which commenced for covered entities in July 2016, HHS focused on a review of policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules. Covered entities and business associates selected for a desk audit have the potential to be selected for an on-site audit. The HHS Office for Civil Rights reported that as of September 2017, desk audits of covered entities were completed and desk audits of business associates were ongoing.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and a summary of our significant accounting policies is included in “Note 2 – Summary of Significant Accounting Policies” to our Annual Report on Form 10-K for the year ended December 31, 2017. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

There have been no changes to our critical accounting policies or estimates since December 31, 2017. See Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2017.

Accounting Pronouncements Adopted in 2018

In 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In addition, the FASB issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates included ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. As a result of adopting ASU 2014-09 and its updates on January 1, 2018, the Company recognized $10.0 million of deferred gain resulting from the sale of facilities to a third-party in December 2017 through opening retained earnings on January 1, 2018. The Company adopted ASU 2014-09 and its subsequent updates in accordance with the modified retrospective approach. The adoption of ASU 2014-09 and its related updates did not have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09 and its updates.

In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align the financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. On January 1, 2018, the Company adopted ASU 2017-12 using the modified retrospective transition method. As a result of adopting the standard, the Company is making certain adjustments to its existing hedge designation documentation for active hedging relationships in order to take advantage of specific provisions in the new guidance and to fully align its documentation with ASU 2017-12. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements - Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the pending adoption of ASU 2016-02, the Company may be required to record real estate tax revenues and an equal and offsetting real estate tax expense, as a result of our operators paying real estate taxes on our behalf. We are continuing to evaluate the other impacts of adopting ASU 2016-02 on our consolidated financial statements.

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

Three Months Ended March 31, 2018 and 2017

Operating Revenues

Our operating revenues for the three months ended March 31, 2018 totaled $220.2 million, a decrease of $11.5 million over the same period in 2017. The $11.5 million decrease was primarily the result of a $15.0 million decrease in the direct financing lease income related to one of our operators. We have not recognized any revenue related to New Ark Investment Inc. (“New Ark” which does business as “Orianna Health Systems” and is herein referred to as “Orianna”) for the period from July 1, 2017 through March 31, 2018, as a result of Orianna not paying rent under their existing leases. The decrease was offset by: (i) a $1.4 million increase in rental income related to acquisitions and lease amendments made throughout 2017 and 2018 and (ii) a $1.6 million increase in other investment income primarily related to new notes and additional funding to existing operators made throughout 2017 and 2018.

Operating Expenses

Operating expenses for the three months ended March 31, 2018, totaled $99.6 million, an increase of approximately $7.0 million over the same period in 2017. The $7.0 million increase was primarily due to: (i) $5.4 million increase in provisions for uncollectible accounts related to the write-off of straight-line receivables resulting from facility transitions during the first quarter of 2018 and (ii) $4.0 million increase in general and administration expense resulted from a $2.0 million buyout of an in-the-money purchase option to an unrelated third-party and higher professional service fees. The increases were partially offset by a $2.7 million decrease in impairment on real estate properties.

Other Income (Expense)

For the three months ended March 31, 2018, total other expenses were $49.6 million, an increase of approximately $12.5 million over the same period in 2017. The increase was primarily related to a $3.0 million increase in interest expense related to higher debt balances outstanding to fund new investments and higher blended borrowing costs, and a $10.4 million favorable contractual settlement with an unrelated third-party related to a contingent liability obligation that originated in 2012 and was resolved in the first quarter of 2017.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”) for the three months ended March 31, 2018 was $148.0 million compared to $181.0 million for the same period in 2017.

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

The following table presents our NAREIT FFO results for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)

Net income	$87,933	$109,112
Deduct gain from real estate dispositions	(17,500)	(7,420)
	70,433	101,692
Elimination of non-cash items included in net income:
Depreciation and amortization	70,361	69,993
Depreciation – unconsolidated joint venture	1,657	1,658
Add back impairments on real estate properties	4,914	7,638
Add back impairments on real estate properties of unconsolidated joint venture	608	—
NAREIT FFO (a)	$147,973	$180,981
(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following table summarizes the significant acquisitions that occurred in the first quarter of 2018:

	Number of Facilities		Country/	Total Investment		Land	Building & Site Improvements	Furniture & Fixtures	Initial Annual Cash Yield
Period	SNF	ALF	State	(in millions)					(3)(%)
Q1	-	1	UK	$4.0	(1)	$0.9	$2.9	$0.2	8.50
Q1	-	1	UK	5.7	(2)	1.4	4.1	0.2	8.50
Q1	1	-	PA	7.4		1.6	5.4	0.4	9.50
Q1	1	-	VA	13.2		2.4	10.5	0.3	9.50
Total	2	2		$30.3		$6.3	$22.9	$1.1

(1)	Omega recorded a non-cash deferred tax liability of approximately $0.4 million in connection with the acquisition.
(2)	Omega recorded a non-cash deferred tax liability of approximately $0.2 million in connection with the acquisition.
(3)	The cash yield is based on the purchase price.

During the first quarter of 2018, we acquired one parcel of land (not reflected in the table above) for approximately $0.7 million with the intent of building a new facility for an existing operator.

Asset Sales, Impairments, Accounts Receivable and Other

During the first quarter of 2018, we sold 14 facilities (five of which were previously held for sale at December 31, 2017) subject to operating leases for approximately $74.7 million in net cash proceeds recognizing a gain on sale of approximately $17.5 million. In addition, we recorded impairments on real estate properties of approximately $4.9 million on 17 facilities (16 of which were subsequently reclassified to assets held for sale).

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to assets held for sale, to their estimated fair values less costs to sell. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs (which generally consist of non-binding offers from unrelated third parties).

As of March 31, 2018, 33 facilities, totaling $143.4 million are classified as assets held for sale. We expect to sell these facilities over the next twelve months.

As of March 31, 2018, we have approximately $39.4 million of contractual receivables outstanding – net of allowances. Of the $39.4 million of contractual receivables outstanding – net of allowances approximately $28.3 million relates to Orianna, Signature Healthcare and Daybreak Venture (“Daybreak”). Orianna and Daybreak are on a cash basis of accounting for purposes of revenue recognition, see additional discussion below. In addition to the contractual receivables, we have approximately $33.9 million of straight-line rent receivables and/or lease inducements associated with these operators as of March 31, 2018. For the three months ended March 31, 2018, we recorded approximately $19.4 million of rental income, $1.2 million of other investment income and no income from direct financing leases for these operators.

Orianna has not satisfied the contractual payments due under the terms of the remaining two direct financing leases or the separate operating lease covering four facilities with the Company and the collectability of future amounts due is uncertain.

In March 2018, Orianna commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). As described in Orianna’s filings with the Bankruptcy Court, we have entered into a Restructuring Support Agreement (“RSA”) that is expected to form the basis for Orianna’s restructuring. The RSA provides for the recommencement of partial rent payments at $1.0 million per month and establishes a specific timeline for the implementation of Orianna’s planned restructuring. The RSA provides for the transition of 23 facilities to new operators and the potential sale of the remaining 19 facilities subject to the plan of reorganization and its approval by the Bankruptcy Court.

Also in March 2018, in order to provide liquidity to Orianna during their Chapter 11 proceedings, we committed to provide up to $30 million in senior secured superpriority debtor-in-possession (“DIP”) financing. The DIP financing has been approved by the Bankruptcy Court on an interim basis and remains subject to final Bankruptcy Court approval. The DIP financing is secured by a security interest in and liens on substantially all of Orianna’s existing and future real and personal property. The $14.2 million term loan bears interest at 1-month LIBOR plus 5.5% per annum and matures on September 30, 2018. Orianna has borrowed the full amount of the term loan to repay their previous secured working capital lender. As of March 31, 2018, approximately $14.2 million is outstanding on this term loan. The $15.8 million revolving credit facility bears interest at 1-month LIBOR plus 9.0% per annum and matures on September 30, 2018. The borrowings under the revolving credit facility are to be used for general business expenses and other uses permitted under the loan documents. As of March 31, 2018, approximately $10.3 million is outstanding on this revolving credit facility.

In May 2017, we provided Orianna an $18.8 million maximum borrowing secured revolving working capital loan that bears interest at 9% per annum (with one-half (1/2) of all accrued interest to be paid-in-kind and added to the loan balance) and matures on April 30, 2022. This revolving working capital loan has a default rate of 5% per annum. As of March 31, 2018, approximately $15.2 million is outstanding on this revolving working capital loan. Pursuant to the Bankruptcy Court’s interim order approving the DIP financing, Orianna is obligated to pay one-half (1/2) of all accrued post-bankruptcy interest payable on this revolving working capital loan at the default rate. As of March 31, 2018, our total other investments outstanding with Orianna approximate $39.7 million.

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

The 38 facilities remaining under our master leases with Orianna as of March 31, 2018 are located in seven states, predominantly in the southeastern U.S. (37 facilities) and Indiana (1 facility). Our recorded investment in these direct financing leases, net of the $172.2 million allowance, amounted to $337.7 million as of March 31, 2018. We have not recognized any direct financing lease income from Orianna for the period from July 1, 2017 through March 31, 2018.

As of March 31, 2018, Signature Healthcare is more than 90 days past due on rent, we believe primarily as a result of restrictions on their borrowing capacity and significant professional and general liability claims. A large majority of Signature Healthcare’s past due rent is covered by a letter of credit in excess of $9.0 million and personal guarantees from the principals of Signature Healthcare. On May 7, 2018, Omega and Signature Healthcare entered into a consensual out-of-court restructuring agreement. The restructuring involves multiple third-party constituents, including other third-party landlords, a new working capital lender, medical malpractice claimants, and other third-party interests. As part of the restructuring, Signature Healthcare was reorganized to separate each of its primary portfolios with its major landlords into three distinct lease silos and separate virtually all other legal obligations. As part of this restructuring, Signature Healthcare formed Agemo to be the holding company of the lessees of the Omega portfolio, and for which Omega agreed to:

•	defer up to $6.3 million of rent per annum for 3 years commencing May 1, 2018;
•	provide capital expenditure funds to be used for the general maintenance and capital improvements of our 59 facilities in the amount of approximately $4.5 million per year for 3 years;
•	extend a 7-year working capital term loan at 7% for an amount up to $25 million with a maturity date of April 30, 2025;
•	extend the term of the master lease by two years to December 31, 2030 and;
•	extend the maturity date of the existing term loan by two years to December 31, 2024.

As part of the restructuring, Signature Healthcare entered into new working capital credit facilities with its new working capital lender for each of its separate silos, including Agemo. In addition, as part of our restructure, certain third-party guarantors of the Agemo master lease were required to contribute approximately $7.8 million in funds to the enterprise to be used to reduce the outstanding contractual receivables owed to Omega from Agemo. On May 8, 2018, the Company received $5.0 million in cash from the guarantors and a one year term note from the guarantors of approximately $2.8 million.

Lastly, Agemo has represented to Omega that a formal settlement with certain federal and state agencies in connection with a civil investigation beginning in 2015 regarding therapy and other documentary practices against, among others, Agemo’s predecessor, is imminent.

During the third quarter of 2017, we placed Daybreak on a cash basis for revenue recognition as a result of nonpayment. During the fourth quarter of 2017, we executed a Settlement and Forbearance Agreement with Daybreak which permitted Daybreak to defer payments up to 23% of their contractual rent for the remainder of 2017, subject to certain conditions. During the first quarter of 2018, rent returned to the full contractual amount and we expect that past due rent will begin to be repaid in the latter part of 2018.

The Company continues to closely monitor the performance of all of its operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At March 31, 2018, we had total assets of $8.8 billion, total equity of $3.9 billion and debt of $4.6 billion, representing approximately 54.5% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2018 and December 31, 2017, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended March 31, 2018, approximately 0.2 million shares of our common stock at an average price of $25.87 per share were issued through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $4.9 million.

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

For the three months ended March 31, 2018, we paid dividends of approximately $131.4 million to our common stockholders. The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

Cash, cash equivalents and restricted cash totaled $79.1 million as of March 31, 2018, a decrease of $17.7 million as compared to the balance at December 31, 2017. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $52.9 million of net cash flow for the three months ended March 31, 2018, as compared to $112.5 million for the same period in 2017, a decrease of $59.6 million which is primarily due to an increase in contractual receivables from three operators, the timing of interest payments and cash payments for lease inducements of which we paid one operator approximately $28.4 million during the first quarter of 2018.

Investing Activities – Net cash flow from investing activities was an outflow of $1.4 million for the three months ended March 31, 2018, as compared to an inflow of $16.4 million for the same period in 2017. The $17.8 million change in cash flow from investing activities related primarily to (i) a $37.1 million increase from other investments – net primarily related to funding more other investments in 2018, (ii) a $22.1 million increase in real estate acquisitions, (iii) a $6.2 million increase in investments in construction in progress in 2018, as compared to the same period in 2017 and (iv) a $1.4 million increase in capital improvements to real estate investments. Offsetting these changes were: (i) a $28.9 million increase in proceeds from sale of real estate investments, (ii) a $24.5 million increase in collection of mortgages primarily related to the repayment of certain mortgages in 2018, (iii) a decrease of $6.7 million in distributions from our unconsolidated joint venture in 2018 and (iv) a $1.1 million increase in receipts from insurance proceeds.

Financing Activities – Net cash flow from financing activities was an outflow of $69.5 million for the three months ended March 31, 2018, as compared to an outflow of $183.8 million for the same period in 2017. The $114.3 million change in cash from financing activities was primarily related to a net $132.0 million increase in cash provided by our credit facility, offset by (i) a $9.2 million increase in dividends paid, (ii) a $6.8 million decrease in cash proceeds from the issuance of common stock in 2018, as compared to the same period in 2017 and (iii) a $2.4 million decrease in net proceeds from our dividend reinvestment plan in 2018, as compared to the same period in 2017.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2018, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In connection with the preparation of this Form 10-Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega and Omega OP (for purposes of this Item 4, the “Companies”) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of March 31, 2018.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 15 – Commitments and Contingencies in the Consolidated Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2018, Omega did not have any unregistered sales of equity securities.

Item 6–Exhibits

Exhibit No.
10.1	Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	May 10, 2018	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	May 10, 2018	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP
Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date:	May 10, 2018	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	May 10, 2018	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

