Form 10-Q
period 2018-06-30
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2018-08-08
CIK 888491, 1639315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Omega Healthcare Investors, Inc. ☐	OHI Healthcare Properties Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Omega Healthcare Investors, Inc. Yes ☐	No ☒	OHI Healthcare Properties Limited Partnership Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of August 1, 2018

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	200,335,705

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP.

Parent directly owned approximately 96% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at June 30, 2018. Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement. The management of Parent consists of the same members as the management of Omega OP.

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

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$7,571,661	$7,655,960
Less accumulated depreciation	(1,475,463)	(1,376,828)
Real estate investments – net	6,096,198	6,279,132
Investments in direct financing leases – net	349,465	364,965
Mortgage notes receivable – net	703,309	671,232
	7,148,972	7,315,329
Other investments – net	377,206	276,342
Investment in unconsolidated joint venture	32,820	36,516
Assets held for sale – net	3,782	86,699
Total investments	7,562,780	7,714,886

Cash and cash equivalents	10,951	85,937
Restricted cash	2,598	10,871
Accounts receivable – net	320,140	279,334
Goodwill	644,369	644,690
Other assets	33,301	37,587
Total assets	$8,574,139	$8,773,305

LIABILITIES AND EQUITY
Revolving line of credit	220,000	290,000
Term loans – net	902,168	904,670
Secured borrowings – net	-	53,098
Unsecured borrowings – net	3,325,889	3,324,390
Accrued expenses and other liabilities	257,049	295,142
Deferred income taxes	14,718	17,747
Total liabilities	4,719,824	4,885,047

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 200,332 shares as of June 30, 2018 and 198,309 as of December 31, 2017	20,033	19,831
Common stock – additional paid-in capital	4,997,329	4,936,302
Cumulative net earnings	2,011,689	1,839,356
Cumulative dividends paid	(3,473,406)	(3,210,248)
Accumulated other comprehensive loss	(30,157)	(30,150)
Total stockholders’ equity	3,525,488	3,555,091
Noncontrolling interest	328,827	333,167
Total equity	3,854,315	3,888,258
Total liabilities and equity	$8,574,139	$8,773,305

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Rental income	$192,850	$193,997	$386,799	$386,534
Income from direct financing leases	497	15,462	1,110	31,108
Mortgage interest income	16,834	16,297	33,413	32,253
Other investment income	9,097	7,278	17,624	14,192
Miscellaneous income	603	2,763	1,134	3,454
Total operating revenues	219,881	235,797	440,080	467,541

Expenses
Depreciation and amortization	69,609	70,350	139,970	140,343
General and administrative	15,237	11,541	31,712	24,065
Acquisition costs	-	19	-	(22)
(Recovery) impairment on real estate properties	(1,097)	10,135	3,817	17,773
Provision for uncollectible accounts	564	2,673	8,378	5,077
Total operating expenses	84,313	94,718	183,877	187,236

Income before other income and expense	135,568	141,079	256,203	280,305
Other income (expense)
Interest income and other - net	1,125	254	1,710	258
Interest expense	(48,082)	(48,085)	(96,093)	(93,126)
Interest – amortization of deferred financing costs	(2,242)	(2,543)	(4,485)	(5,045)
Interest – refinancing costs	-	(21,965)	-	(21,965)
Contractual settlement	-	-	-	10,412
Realized (loss) gain on foreign exchange	(66)	79	(7)	140
Total other expense	(49,265)	(72,260)	(98,875)	(109,326)

Income before (loss) gain on assets sold	86,303	68,819	157,328	170,979
(Loss) gain on assets sold – net	(2,891)	(622)	14,609	6,798
Income from continuing operations	83,412	68,197	171,937	177,777
Income tax expense	(838)	(591)	(1,381)	(1,691)
(Loss) income from unconsolidated joint venture	(588)	551	(637)	1,183
Net income	81,986	68,157	169,919	177,269
Net income attributable to noncontrolling interest	(3,450)	(2,900)	(7,163)	(7,572)
Net income available to common stockholders	$78,536	$65,257	$162,756	$169,697

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.39	$0.33	$0.82	$0.86
Diluted:
Net income	$0.39	$0.33	$0.82	$0.86

Dividends declared per common share	$0.66	$0.63	$1.32	$1.25

Weighted-average shares outstanding, basic	199,497	197,433	199,204	197,223
Weighted-average shares outstanding, diluted	208,460	206,672	208,139	206,423

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$81,986	$68,157	$169,919	$177,269
Other comprehensive (loss) income:
Foreign currency translation	(16,153)	10,274	(6,284)	14,608
Cash flow hedges	1,788	(3,407)	6,276	(2,153)
Total other comprehensive (loss) income	(14,365)	6,867	(8)	12,455
Comprehensive income	67,621	75,024	169,911	189,724
Comprehensive income attributable to noncontrolling interest	(2,843)	(3,192)	(7,162)	(8,103)
Comprehensive income attributable to common stockholders	$64,778	$71,832	$162,749	$181,621

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Loss	Equity	Interest	Equity
Balance at December 31, 2017 (198,309 common shares & 8,772 Omega OP Units)	$19,831	$4,936,302	$1,839,356	$(3,210,248)	$(30,150)	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change (see Note 1)	-	-	9,577	-	-	9,577	423	10,000
Balance at January 1, 2018 (198,309 common shares & 8,772 Omega OP Units)	19,831	4,936,302	1,848,933	(3,210,248)	(30,150)	3,564,668	333,590	3,898,258
Grant of restricted stock to company directors (38 shares at $30.36 per share)	4	(4)	-	-	-	-	-	-
Stock-based compensation expense	-	8,145	-	-	-	8,145	-	8,145
Vesting/exercising of equity compensation plan, net of tax withholdings (89 shares)	9	(1,663)	-	-	-	(1,654)	-	(1,654)
Dividend reinvestment and stock purchase plan (948 shares at an average of $28.55 per share)	95	26,955	-	-	-	27,050	-	27,050
Deferred compensation directors (35 shares at $30.42 per share)	3	134	-	-	-	137	-	137
Equity Shelf Program (912 shares at $30.16 per share, net of issuance costs)	91	27,418	-	-	-	27,509	-	27,509
Common dividends declared ($1.32 per share)	-	-	-	(263,158)	-	(263,158)	-	(263,158)
Conversion of Omega OP Units to common stock (1 share at $31.26 per share)	-	42	-	-	-	42	-	42
Redemption of Omega OP Units (6 units at $28.06 per share)	-	-	-	-	-	-	(160)	(160)
Omega OP Units distributions	-	-	-	-	-	-	(11,765)	(11,765)
Comprehensive income:
Foreign currency translation	-	-	-	-	(6,019)	(6,019)	(265)	(6,284)
Cash flow hedges	-	-	-	-	6,012	6,012	264	6,276
Net income	-	-	162,756	-	-	162,756	7,163	169,919
Total comprehensive income								169,911
Balance at June 30, 2018 (200,332 shares & 8,766 Omega OP Units)	$20,033	$4,997,329	$2,011,689	$(3,473,406)	$(30,157)	$3,525,488	$328,827	$3,854,315

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$169,919	$177,269
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,970	140,343
Impairment on real estate properties	8,992	17,773
Provision for uncollectible accounts	8,378	5,077
Interest - amortization of deferred financing costs	4,485	15,240
Accretion of direct financing leases	67	(6,164)
Stock-based compensation expense	8,145	7,478
Gain on assets sold – net	(14,609)	(6,798)
Amortization of acquired in-place leases - net	(5,277)	(6,202)
Effective yield receivable on mortgage notes	(710)	(1,191)
Interest paid-in-kind	(3,493)	-
Change in operating assets and liabilities – net:
Contractual receivables	1,563	(33,293)
Straight-line rent receivables	(30,746)	(23,174)
Lease inducements	(31,551)	895
Other operating assets and liabilities	(37,967)	(23,053)
Net cash provided by operating activities	217,166	264,200
Cash flows from investing activities
Acquisition of real estate	(52,744)	(130,977)
Cash acquired	-	2,341
Investments in construction in progress	(63,313)	(46,108)
Investments in direct financing leases	-	(4,767)
Proceeds from sale of direct financing lease	15,433	27,253
Placement of mortgage loans	(56,944)	(24,978)
Distributions from unconsolidated joint venture	3,739	9,741
Net proceeds from sale of real estate investments	221,952	64,061
Capital improvements to real estate investments	(19,183)	(16,861)
Receipts from insurance proceeds	6,901	-
Proceeds from other investments	105,695	35,997
Investments in other investments	(192,962)	(52,228)
Collection of mortgage principal	25,176	673
Net cash used in investing activities	(6,250)	(135,853)
Cash flows from financing activities
Proceeds from credit facility borrowings	549,000	817,000
Payments on credit facility borrowings	(619,000)	(852,000)
Receipts of other long-term borrowings	-	1,346,749
Payments of other long-term borrowings	(2,049)	(1,252,139)
Payments of financing related costs	(8)	(28,483)
Receipts from dividend reinvestment plan	27,050	19,721
Payments for exercised options and restricted stock	(1,654)	(2,120)
Net proceeds from issuance of common stock	27,509	6,634
Dividends paid	(263,021)	(246,722)
Redemption of Omega OP Units	(118)	(48)
Distributions to Omega OP Unit Holders	(11,765)	(11,143)
Net cash used in financing activities	(294,056)	(202,551)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(119)	162
Decrease in cash, cash equivalents and restricted cash	(83,259)	(74,042)
Cash, cash equivalents and restricted cash at beginning of period	96,808	107,276
Cash, cash equivalents and restricted cash at end of period	$13,549	$33,234

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$7,571,661	$7,655,960
Less accumulated depreciation	(1,475,463)	(1,376,828)
Real estate investments – net	6,096,198	6,279,132
Investments in direct financing leases – net	349,465	364,965
Mortgage notes receivable – net	703,309	671,232
	7,148,972	7,315,329
Other investments – net	377,206	276,342
Investment in unconsolidated joint venture	32,820	36,516
Assets held for sale – net	3,782	86,699
Total investments	7,562,780	7,714,886

Cash and cash equivalents	10,951	85,937
Restricted cash	2,598	10,871
Accounts receivable – net	320,140	279,334
Goodwill	644,369	644,690
Other assets	33,301	37,587
Total assets	$8,574,139	$8,773,305

LIABILITIES AND OWNERS’ EQUITY
Term loan – net	$99,488	$99,423
Secured borrowings – net	-	53,098
Accrued expenses and other liabilities	195,463	226,028
Deferred income taxes	14,718	17,747
Intercompany loans payable	4,410,155	4,488,751
Total liabilities	4,719,824	4,885,047

Owners’ Equity:
General partners’ equity	3,525,488	3,555,091
Limited partners’ equity	328,827	333,167
Total owners’ equity	3,854,315	3,888,258
Total liabilities and owners’ equity	$8,574,139	$8,773,305

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Rental income	$192,850	$193,997	$386,799	$386,534
Income from direct financing leases	497	15,462	1,110	31,108
Mortgage interest income	16,834	16,297	33,413	32,253
Other investment income	9,097	7,278	17,624	14,192
Miscellaneous income	603	2,763	1,134	3,454
Total operating revenues	219,881	235,797	440,080	467,541

Expenses
Depreciation and amortization	69,609	70,350	139,970	140,343
General and administrative	15,237	11,541	31,712	24,065
Acquisition costs	-	19	-	(22)
(Recovery) impairment loss on real estate properties	(1,097)	10,135	3,817	17,773
Provision for uncollectible accounts	564	2,673	8,378	5,077
Total operating expenses	84,313	94,718	183,877	187,236

Income before other income and expense	135,568	141,079	256,203	280,305
Other income (expense)
Interest income and other - net	1,125	254	1,710	258
Interest expense	(48,082)	(48,085)	(96,093)	(93,126)
Interest – amortization of deferred financing costs	(2,242)	(2,543)	(4,485)	(5,045)
Interest – refinancing costs	-	(21,965)	-	(21,965)
Contractual settlement	-	-	-	10,412
Realized (loss) gain on foreign exchange	(66)	79	(7)	140
Total other expense	(49,265)	(72,260)	(98,875)	(109,326)

Income before (loss) gain on assets sold	86,303	68,819	157,328	170,979
(Loss) gain on assets sold – net	(2,891)	(622)	14,609	6,798
Income from continuing operations	83,412	68,197	171,937	177,777
Income tax expense	(838)	(591)	(1,381)	(1,691)
(Loss) income from unconsolidated joint venture	(588)	551	(637)	1,183
Net income	$81,986	$68,157	$169,919	$177,269

Earnings per unit:
Basic:
Net income	$0.39	$0.33	$0.82	$0.86
Diluted:
Net income	$0.39	$0.33	$0.82	$0.86

Dividends declared per Omega OP Unit	$0.66	$0.63	$1.32	$1.25

Weighted-average Omega OP Units outstanding, basic	208,263	206,205	207,972	206,016
Weighted-average Omega OP Units outstanding, diluted	208,460	206,672	208,139	206,423

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$81,986	$68,157	$169,919	$177,269
Other comprehensive income (loss):
Foreign currency translation	(16,153)	10,274	(6,284)	14,608
Cash flow hedges	1,788	(3,407)	6,276	(2,153)
Total other comprehensive (loss) income	(14,365)	6,867	(8)	12,455
Comprehensive income	$67,621	$75,024	$169,911	$189,724

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

Unaudited

(in thousands)

	General	Limited
	Partners’	Partners’	Total	General	Limited	Total
	Omega	Omega	Omega	Partners’	Partners’	Owners’
	OP Units	OP Units	OP Units	Equity	Equity	Equity
Balance at December 31, 2017	198,309	8,772	207,081	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change (see Note 1)	-	-	-	9,577	423	10,000
Balance at January 1, 2018	198,309	8,772	207,081	3,564,668	333,590	3,898,258
Contributions from partners	2,023	-	2,023	61,229	-	61,229
Distributions to partners	-	-	-	(263,158)	(11,765)	(274,923)
Omega OP Unit redemptions	-	(6)	(6)	-	(160)	(160)
Comprehensive income
Foreign currency translation	-	-	-	(6,019)	(265)	(6,284)
Cash flow hedges	-	-	-	6,012	264	6,276
Net income	-	-	-	162,756	7,163	169,919
Total comprehensive income						169,911
Balance at June 30, 2018	200,332	8,766	209,098	$3,525,488	$328,827	$3,854,315

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$169,919	$177,269
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,970	140,343
Impairment on real estate properties	8,992	17,773
Provision for uncollectible accounts	8,378	5,077
Interest - amortization of deferred financing costs	4,485	15,240
Accretion of direct financing leases	67	(6,164)
Stock-based compensation expense	8,145	7,478
Gain on assets sold – net	(14,609)	(6,798)
Amortization of acquired in-place leases - net	(5,277)	(6,202)
Effective yield receivable on mortgage notes	(710)	(1,191)
Interest paid-in-kind	(3,493)	-
Change in operating assets and liabilities – net:
Contractual receivables	1,563	(33,293)
Straight-line rent receivables	(30,746)	(23,174)
Lease inducements	(31,551)	895
Other operating assets and liabilities	(37,967)	(23,053)
Net cash provided by operating activities	217,166	264,200
Cash flows from investing activities
Acquisition of real estate	(52,744)	(130,977)
Cash acquired	-	2,341
Investments in construction in progress	(63,313)	(46,108)
Investments in direct financing leases	-	(4,767)
Proceeds from sale of direct financing lease	15,433	27,253
Placement of mortgage loans	(56,944)	(24,978)
Distributions from unconsolidated joint venture	3,739	9,741
Proceeds from sale of real estate investments	221,952	64,061
Capital improvements to real estate investments	(19,183)	(16,861)
Receipts from insurance proceeds	6,901	-
Proceeds from other investments	105,695	35,997
Investments in other investments	(192,962)	(52,228)
Collection of mortgage principal	25,176	673
Net cash used in investing activities	(6,250)	(135,853)
Cash flows from financing activities
Proceeds from intercompany loans payable to Omega	549,000	2,163,749
Repayment of intercompany loans payable to Omega	(621,049)	(2,104,139)
Payment of financing related costs incurred by Omega	(8)	(28,483)
Equity contributions from general partners	52,905	24,235
Distributions to general partners	(263,021)	(246,722)
Distributions to limited partners	(11,765)	(11,143)
Redemption of Omega OP Units	(118)	(48)
Net cash used in financing activities	(294,056)	(202,551)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(119)	162
Decrease in cash, cash equivalents and restricted cash	(83,259)	(74,042)
Cash, cash equivalents and restricted cash at beginning of period	96,808	107,276
Cash, cash equivalents and restricted cash at end of period	$13,549	$33,234

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2018

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

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income derives from fixed and variable rate loans, which are either unsecured or secured by the collateral of the borrower.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of June 30, 2018, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the outstanding Omega OP Units.

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

Variable Interest Entities

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

Our variable interests in VIEs may be in the form of equity ownership, leases, guarantees and/or loans with our operators. We analyze our agreements and investments to determine whether our operators or unconsolidated joint venture are VIEs and, if so, whether we are the primary beneficiary.

We consolidate a VIE when we determine that we are its primary beneficiary. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. Factors considered in determining whether we are the primary beneficiary of an entity include: (i) our voting rights, if any; (ii) our involvement in day-to-day capital and operating decisions; (iii) our risk and reward sharing; (iv) the financial condition of the operator or joint venture and (iv) our representation on the VIE’s board of directors. We perform this analysis on an ongoing basis.

As of June 30, 2018, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value. The majority of our cash, cash equivalents and restricted cash are held at major commercial banks. Certain cash account balances exceed FDIC insurance limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash, cash equivalents or restricted cash.

Restricted Cash

Restricted cash consists primarily of liquidity deposits escrowed for tenant obligations required by us pursuant to certain contractual terms. Prior to June 1, 2018, restricted cash also included other deposits required by the U.S. Department of Housing and Urban Development (“HUD”) in connection with our mortgage borrowings guaranteed by HUD. For additional information see Note 2 – Properties and Investments and Note 14 – Borrowing Activities and Arrangements.

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

For the three months ended June 30, 2018 and 2017, we recognized (a recovery on) impairment on real estate properties of $(1.1) million and $10.1 million, respectively. For the six months ended June 30, 2018 and 2017, we recognized impairment on real estate properties of $3.8 million and $17.8 million, respectively. For additional information see Note 2 – Properties and Investments.

Allowance for Losses on Mortgages, Other Investments and Direct Financing Leases

The allowances for losses on mortgage notes receivable, other investments and direct financing leases (collectively, our “loans”) are maintained at a level believed adequate to absorb potential losses. The determination of the allowances is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans based on a combination of factors, including, but not limited to, delinquency status, financial strength of the borrower and guarantors, if applicable, and the value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreements. Consistent with this definition, all loans on non-accrual status may be deemed impaired. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. When management identifies potential loan impairment indicators, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral, if applicable. We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral.

We account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans for which impairment reserves were recorded. We utilize the cash basis method for impaired loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loan. Under the cost-recovery method, we apply cash received against the outstanding loan balance prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of June 30, 2018 and December 31, 2017, we had $177.1 million and $177.5 million, respectively, of reserves on our loans. For additional information see Note 3 – Direct Financing Leases, Note 4 – Mortgage Notes Receivable and Note 5 – Other Investments.

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

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At June 30, 2018 and December 31, 2017, $7.7 million and $1.5 million, respectively, of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

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

On a quarterly basis, and more frequently as appropriate, we review our accounts receivable to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement, if any. If we determine collectability of any of our contractual receivables is at risk, we estimate the potential uncollectible amounts and provide an allowance. In the case of a lease recognized on a straight-line basis, a loan recognized on an effective yield basis or the existence of lease inducements, we generally provide an allowance for straight-line, effective interest, and/or lease inducement accounts receivable when certain conditions or indicators of adverse collectability are present. If the accounts receivable balance is subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off.

A summary of our net receivables by type is as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Contractual receivables	$37,655	$43,258
Effective yield interest receivables	12,384	11,673
Straight-line rent receivables	226,633	216,054
Lease inducements	48,456	16,812
Allowance	(4,988)	(8,463)
Accounts receivable – net	$320,140	$279,334

During the first quarter of 2018, we wrote-off approximately $7.8 million of straight-line rent receivables to provision for uncollectible accounts, as a result of facility transitions to other operators.

During the second quarter of 2018, we placed two of our operators on a cash basis and wrote-off approximately $2.8 million of straight-line rent receivables and reserved approximately $0.6 million of contractual receivables to provision for uncollectible accounts related to these two operators. The provision for uncollectible accounts was offset by a recovery of approximately $2.8 million.

During the first quarter of 2018, we paid an existing operator approximately $50 million in exchange for a reduction of such operator’s participation in an in-the-money purchase option. As a result, we recorded an approximate $28 million lease inducement that will be amortized as a reduction to rental income over the remaining term of the lease. The remaining $22 million was recorded as a reduction to the initial contingent liability which was included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Reclassification

Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

Accounting Pronouncements Adopted in 2018

In 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In addition, the FASB issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates included ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. As a result of adopting ASU 2014-09 and its updates on January 1, 2018, the Company recognized $10.0 million of deferred gain resulting from the sale of facilities to a third-party in December 2017 through opening equity on January 1, 2018. The Company adopted ASU 2014-09 and its subsequent updates in accordance with the modified retrospective approach. The adoption of ASU 2014-09 and its related updates did not have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09 and its updates.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align the financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of equity as of the beginning of the fiscal year that an entity adopts the update. On January 1, 2018, the Company adopted ASU 2017-12 using the modified retrospective transition method. As a result of adopting the standard, the Company is making certain adjustments to its existing hedge designation documentation for active hedging relationships in order to take advantage of specific provisions in the new guidance and to fully align its documentation with ASU 2017-12. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements - Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the pending adoption of ASU 2016-02, the Company may be required to record real estate tax revenues and an equal and offsetting real estate tax expense, as a result of our operators paying real estate taxes on our behalf. In July 2018, the FASB issued ASU 2018-11, Leases (“ASU 2018-11”): Targeted Improvements to simplify the implementation of ASU 2016-02. This targeted improvement permits the adoption of ASU 2016-02 at the adoption date instead of the earliest comparative period presented in the financial statements and a practical expedient permitting lessors to not separate nonlease components from the associated lease component if certain conditions are met. Upon adoption of ASU 2016-02 and its updates, we intend to transition to the new leasing accounting standard on January 1, 2019, without modifying our prior year balance sheet and recognizing the cumulative-effect adjustment to opening equity. We continue to evaluate the other impacts of adopting ASU 2016-02 and its updates on our consolidated financial statements.

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

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

Our leased real estate properties, represented by 709 SNFs, 116 ALFs, 14 specialty facilities and one medical office building at June 30, 2018, are leased under provisions of single or master operating leases with initial terms typically ranging from five to 15 years, plus renewal options. Also see Note 3 – Direct Financing Leases for information regarding additional properties accounted for as direct financing leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Buildings	$5,985,795	$6,098,119
Land	782,913	795,874
Furniture, fixtures and equipment	436,680	440,737
Site improvements	230,304	227,150
Construction in progress	135,969	94,080
Total real estate investments	7,571,661	7,655,960
Less accumulated depreciation	(1,475,463)	(1,376,828)
Real estate investments - net	$6,096,198	$6,279,132

The following table summarizes the significant acquisitions that occurred during the first six months of 2018:

	Number of			Total			Building & Site	Furniture	Initial
	Facilities		Country/	Investment		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	State	(in millions)					Cash Yield(3)
Q1	-	1	UK	$4.0	(1)	$0.9	$2.9	$0.2	8.5%
Q1	-	1	UK	5.7	(2)	1.4	4.1	0.2	8.5%
Q1	1	-	PA	7.4		1.6	5.4	0.4	9.5%
Q1	1	-	VA	13.2		2.4	10.5	0.3	9.5%
Q2	5	-	TX	22.8		0.5	20.4	1.9	9.5%
Total	7	2		$53.1		$6.8	$43.3	$3.0

(1)	Omega recorded a non-cash deferred tax liability of approximately $0.4 million in connection with this acquisition.
(2)	Omega recorded a non-cash deferred tax liability of approximately $0.2 million in connection with this acquisition.
(3)	The cash yield is based on the purchase price.

For the six months ended June 30, 2018, we acquired two parcels of land (not reflected in the table above) for approximately $3.5 million with the intent of building new facilities for our existing operators.

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

During the second quarter of 2018, we sold 45 facilities and one ancillary building (33 of which were previously held for sale at March 31, 2018) subject to operating leases for approximately $147.2 million in net cash proceeds recognizing a loss on sale of approximately $2.9 million. In addition, we recorded impairments of approximately $4.1 million on nine facilities (three of which were subsequently reclassified to assets held for sale). Our impairments were offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017.

Of the 45 facilities sold during the second quarter of 2018, we sold 12 SNFs on June 1, 2018 (12 of which were previously held for sale at March 31, 2018) secured by HUD mortgages to subsidiaries of an existing operator. The Company sold the 12 SNF facilities with carrying values of approximately $62 million for approximately $78 million which consisted of $25 million of cash consideration and their assumption of approximately $53 million of our HUD mortgages. See Note 14 – Borrowing Activities and Arrangements for additional details. Simultaneously, subsidiaries of the operator assumed our HUD restricted cash accounts, deposits and escrows. The Company recorded a gain on sale of approximately $11 million after approximately $5 million of closing and other transaction related costs. In connection with this sale, we provided a principal of an existing operator an unsecured loan of approximately $39.7 million. See Note 5 – Other Investments for details.

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to assets held for sale, to their estimated fair values less costs to sell. To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or Level 3 inputs (which generally consist of non-binding offers from unrelated third parties). Also see Note 8 – Assets Held For Sale.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Minimum lease payments receivable	$3,649,602	$3,707,079
Less unearned income	(3,127,950)	(3,169,942)
Investment in direct financing leases	521,652	537,137
Less allowance for loss on direct financing lease	(172,187)	(172,172)
Investment in direct financing leases – net	$349,465	$364,965

Properties subject to direct financing leases	40	41
Number of direct financing leases	4	5

The following minimum rents are due under our direct financing leases for the remainder of 2018 and the subsequent five years (in thousands):

2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)
$580	$1,166	$1,170	$1,084	$1,106	$1,128

(1)	Orianna has been excluded from the contractual minimum rent payments due under our direct financing leases as the facilities are expected to be transitioned or sold. See below for additional information.

In June 2018, we sold one SNF with a carrying value of approximately $15.4 million subject to a direct financing lease to an unrelated third-party for approximately $15.4 million.

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

The 38 facilities remaining under our master leases with Orianna as of June 30, 2018 are located in seven states, predominantly in the southeastern U.S. (37 facilities) and Indiana (1 facility). Our recorded investment in these direct financing leases, net of the $172.2 million allowance, amounted to $337.7 million as of June 30, 2018. We have not recognized any direct financing lease income from Orianna for the period from July 1, 2017 through June 30, 2018.

Orianna has not satisfied the contractual payments due under the terms of the remaining two direct financing leases or the separate operating lease covering four facilities with the Company and the collectability of future amounts due is uncertain.

In March 2018, Orianna commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). As described in Orianna’s filings with the Bankruptcy Court, we entered into a Restructuring Support Agreement (“RSA”) that was expected to form the basis for Orianna’s restructuring. The RSA provided for the recommencement, in April 2018, of partial rent payments at $1.0 million per month and established a specific timeline for the implementation of Orianna’s planned restructuring. The RSA provided for the transition of 23 facilities to new operators and the potential sale of the remaining 19 facilities subject to the plan of reorganization as approved by the Bankruptcy Court. On July 25, 2018, we terminated the RSA with Orianna. See Note 19 – Subsequent Events.

To provide liquidity to Orianna during their Chapter 11 proceedings, we entered into a senior secured superpriority debtor-in-possession (“DIP”) credit agreement with Orianna for a revolving credit and term loan DIP facility of up to $30 million, which DIP facility was approved by the Bankruptcy Court on an interim basis on March 9, 2018 and on a final basis on May 14, 2018. On July 23, 2018, we notified Orianna that it was in default under the DIP facility. See Note 5 – Other Investments and Note 19 – Subsequent Events.

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

In addition to our direct financing leases with Orianna, we own four facilities and lease them to Orianna under a master lease which expires in 2026. The four facility lease is being accounted for as an operating lease. We have not recognized any income on this operating lease for the period from July 1, 2017 through June 30, 2018, as Orianna did not pay the contractual amounts due and collectability is uncertain. Our recorded investment in the four facilities subject to this operating lease was $37.3 million as of June 30, 2018.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of June 30, 2018, mortgage notes receivable relate to six fixed rate mortgage notes on 53 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in six states that are operated by five independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

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

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Mortgage note due 2027; interest at 10.18%	$112,500	$112,500
Mortgage notes due 2029; interest at 9.67% (1)	529,960	476,320
Other mortgage notes outstanding (2)	65,754	87,317
Mortgage notes receivable, gross	708,214	676,137
Allowance for loss on mortgage notes receivable (3)	(4,905)	(4,905)
Total mortgages — net	$703,309	$671,232

(1)	Approximates the weighted average interest rate on 39 facilities. Two notes totaling approximately $15.2 million are construction mortgages maturing in 2018 and 2019. The remaining loan balance matures in 2029.
(2)	Other mortgage notes outstanding have a weighted average interest rate of 11.25% per annum and maturity dates between 2018 and 2028.
(3)	The allowance for loss on mortgage notes receivable relates to one mortgage with an operator. The carrying value and fair value of the mortgage note receivable is approximately $1.5 million at June 30, 2018 and December 31, 2017.

$112.5 Million of Mortgage Note due 2027

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator. The loan is secured by 7 SNFs and 2 ALFs located in Pennsylvania (7) and Ohio (2). The mortgage is cross-defaulted and cross-collateralized with our existing master lease with the operator. In March 2018, we extended the maturity date to January 31, 2027 and provided an option to extend the maturity for a five year period through January 31, 2032 and a second option to extend the maturity for a two year period through September 30, 2034.

$530.0 Million of Mortgage Notes due 2029

On June 30, 2014, we entered into a mortgage loan agreement with Ciena Healthcare (“Ciena”) to refinance/consolidate $117 million in existing mortgages with maturity dates ranging from 2021 to 2023 on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities. The $415 million mortgage (the “Master Mortgage”) matures in 2029 and is secured by 30 facilities. The Master Mortgage note bore an initial interest rate of 9.0% per annum which increases each year by 0.225% per annum. As of June 30, 2018, the outstanding principal balance of the Master Mortgage note is approximately $410.0 million and the interest rate is 9.68% per annum.

Subsequent to June 30, 2014, the Company amended its Master Mortgage with Ciena to provide for additional borrowings in the form of incremental facility mortgages, construction and/or improvement mortgages with maturity dates in 2018, 2019 and 2029 with initial annual interest rates ranging between 8.5% and 10% and fixed annual escalators of 2% or 2.5% over the prior year’s interest rate, or a fixed increase of 0.225% per annum. As of June 30, 2018 the outstanding principal balance of these mortgage notes are approximately $75.8 million.

In June 2018, we amended the Master Mortgage with the addition of a $44.7 million mortgage note related to five SNFs located in Michigan. The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 9.5% which increases each year by 0.225%. As of June 30, 2018 the outstanding principal balance of this mortgage note is approximately $44.2 million. Additionally, the Company committed to fund an additional $9.6 million to Ciena if certain performance metrics are achieved by the portfolio.

The mortgage notes with Ciena are cross-defaulted and cross-collateralized with our existing master lease and other investment notes with the operator.

Mortgage notes paid off

In January 2018, one of our operators repaid two construction loans with a total outstanding balance of approximately $21.2 million. These construction loans bore interest at 8.75%.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Other investment notes due 2018-2022; interest at 8.29% (1)	$39,984	$15,115
Other investment notes due 2018-2023; interest at 10.59% (1)	39,166	40,985
Other investment notes due 2020; interest at 13.05% (1)	68,175	49,490
Other investment note due 2021; interest at 6.00%	39,689	7,000
Other investment notes due 2023-2030; interest at 7.24% (1)	62,800	64,050
Other investment note due 2023; interest at 12.00%	59,324	49,708
Other investment notes due 2024-2025; interest at 8.52% (1)	41,987	31,987
Other investment notes outstanding (2)	26,081	18,380
Other investments, gross	377,206	276,715
Allowance for loss on other investments (3)	-	(373)
Total other investments	$377,206	$276,342

(1)	Approximate weighted average interest rate as of June 30, 2018.
(2)	Other investment notes have a weighted average interest rate of 8.55% and maturity dates through 2028.
(3)	The allowance for loss on other investments relates to one loan with an operator that was fully reserved at December 31, 2017 and written off during the second quarter of 2018.

Other investment notes due 2018 - 2022

In March 2018, we agreed to provide senior secured superpriority DIP financing to Orianna consisting of a $14.2 million term loan and a $15.8 million revolving credit facility. The DIP financing has been approved by the Bankruptcy Court. The DIP financing is secured by a security interest in and liens on substantially all of Orianna’s existing and future real and personal property. The $14.2 million term loan bears interest at 1-month LIBOR plus 5.5% per annum and matures on September 30, 2018. Orianna has borrowed the full amount of the term loan to repay their previous secured working capital lender. As of June 30, 2018, approximately $14.2 million is outstanding on this term loan. The $15.8 million revolving credit facility bears interest at 1-month LIBOR plus 9.0% per annum and matures on September 30, 2018. The borrowings under the revolving credit facility are to be used for general business expenses and other uses permitted under the loan documents. As of June 30, 2018, approximately $10.5 million is outstanding on this revolving credit facility. On July 23, 2018, we notified Orianna that it was in default under the DIP facility. See Note 19 – Subsequent Events.

In May 2017, we provided Orianna an $18.8 million maximum borrowing secured revolving working capital loan that bears interest at 9% per annum (with one-half (1/2) of all accrued interest to be paid-in-kind and added to the loan balance) and matures on April 30, 2022. This revolving working capital loan has a default rate of 5% per annum. As of June 30, 2018, approximately $15.2 million is outstanding on this revolving working capital loan. Pursuant to the Bankruptcy Court’s interim order approving the DIP financing, Orianna is obligated to pay one-half (1/2) of all accrued post-bankruptcy interest payable on this revolving working capital loan at the default rate. As of June 30, 2018, our total other investments outstanding with Orianna was approximately $40.0 million.

Other investment notes due 2020

On July 29, 2016, we provided Genesis HealthCare, Inc. (“Genesis”) a $48.0 million secured term loan bearing interest at LIBOR with a floor of 1% plus 13% maturing on July 29, 2020. The $48.0 million term loan (and the $16.0 million term loan discussed below) is secured by a perfected first priority lien on and security interest in certain collateral of Genesis. The term loan required monthly principal payments of $0.25 million through July 2019, and $0.5 million from August 2019 through maturity. In addition, a portion of the monthly interest accrued to the outstanding principal balance of the loan. In November 2017, we provided Genesis forbearance through February 2018. The forbearance allowed for the deferral of principal payments and permitted Genesis to accrue all interest due to the outstanding principal balance of the loan.

On March 6, 2018, we amended certain terms of the $48.0 million secured term loan. As of February 22, 2018, the $48.0 million term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum will be paid-in-kind. Additionally, the amended term loan does not require monthly payments of principal. All principal and accrued and unpaid interest will be due at maturity on July 29, 2020. As of June 30, 2018, approximately $52.0 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum will be paid-in-kind and matures on July 29, 2020. As of June 30, 2018, approximately $16.2 million is outstanding on this term loan. As of June 30, 2018, our total other investments outstanding with Genesis was approximately $68.2 million.

Other investment note due 2021

Simultaneously, with the sale of 12 SNFs to subsidiaries of an existing operator we provided a principal of the existing operator a $39.7 million unsecured loan bearing interest at 6% per annum that matures on May 31, 2021. Commencing October 1, 2018 and the first day of each subsequent quarter, the loan requires principal payments of $0.6 million and additional quarterly principal payments of $0.3 million in the future. The borrower has one option to extend the loan to May 31, 2024 subject to an extension fee. A $7.0 million loan provided to the same principal in 2017 was repaid with proceeds from the $39.7 million loan. As of June 30, 2018, our total other investments outstanding with this principal borrower was approximately $39.7 million.

Other investment note due 2023

On February 26, 2016, we acquired and funded a $50.0 million mezzanine loan at a discount of approximately $0.75 million. In May 2018, the Company amended the mezzanine loan with the borrower which is secured by an equity interest in subsidiaries of the borrower. As part of the refinancing, the Company increased the mezzanine loan by $10.0 million, extended the maturity date to May 31, 2023 and fixed the interest rate at 12% per annum. The mezzanine loan requires semi-annual principal payments of $2.5 million commencing December 31, 2018 (payments due each December 31 and June 30). As of June 30, 2018, our total other investments outstanding with this borrower was approximately $59.3 million. In connection with the amendment, the Company recognized fees of approximately $1.1 million of which $0.5 million was paid at closing with the remainder due at maturity. The discount and loan fee are deferred and recognized on an effective basis over the term of the loan.

Other investment note due 2024-2025

On September 30, 2016, we acquired and amended a term loan with a fair value of approximately $37.0 million with Agemo Holdings LLC (“Agemo” an entity formed in May 2018 to silo the leases and loans formerly held by Signature Healthcare). A $5.0 million tranche of the term loan that bore interest at 13% per annum was repaid in August 2017. The remaining $32.0 million tranche of the term loan bears interest at 9% per annum and currently matures on December 31, 2024. The $32.0 million term loan (and the $25.0 million working capital loan discussed below) is secured by a security interest in the collateral of Agemo.

On May 7, 2018, the Company provided Agemo a $25.0 million secured working capital loan bearing interest at 7% per annum that matures on April 30, 2025. The proceeds of the working capital loan are for paying operating expenses, settlement payments, fees, taxes and other costs approved by the Company. As of June 30, 2018, approximately $10.0 million is outstanding on this working capital loan. Our total loans outstanding with Agemo at June 30, 2018 approximate $42.0 million.

On May 7, 2018, the Company also provided principals of Agemo a one year unsecured $2.8 million loan. The proceeds were used to pay down contractual receivables outstanding.

Other investments note

On December 28, 2017, we provided $10.0 million of financing to a third-party to acquire ten SNFs previously owned by us. The loan bears interest at 10% per annum and requires principal payments of $5.0 million in December 2018, $2.0 million in December 2019 and $3.0 million at maturity in December 2020. In March 2018, the third-party buyer repaid $5.0 million related to this financing.

NOTE 6 – VARIABLE INTEREST ENTITIES

As of June 30, 2018, Orianna and Agemo are VIEs. Below is a summary of our assets and liabilities associated with each operator as of June 30, 2018:

	Operator
	Orianna	Agemo
	(in thousands)
Assets
Real estate investments - net	$37,286	$409,450
Investments in direct financing leases - net	337,705	-
Other investments - net	39,984	41,987
Contractual receivables - net	279	17,574
Straight-line rent receivables	-	28,737
Above market lease	-	4
Subtotal	415,254	497,752

Liabilities
Letters of credit	-	(9,253)
Subtotal	-	(9,253)

Collateral
Personal guarantee	-	(15,000)
Other collateral	(399,926)	(409,450)
Subtotal	(399,926)	(424,450)

Maximum exposure to loss	$15,328	$64,049

In determining our maximum exposure to loss from these VIEs, we considered the underlying fair value of the real estate subject to leases with these operators and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any. See Note 5 – Other Investments regarding the terms of other investments with these two operators. The Company has also committed to provide Agemo with up to approximately $13.6 million of capital expenditure funding through 2021 to be used for general maintenance and capital improvements for our facilities. As of June 30, 2018, approximately $13.1 million of the $13.6 million remains unfunded by the Company.

The table below reflects our total revenues from Orianna and Agemo for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Operator		Operator
	Orianna	Agemo	Orianna	Agemo
	(in thousands)
Revenue
Rental income	$-	$14,860	$-	$29,711
Other investment income	1,145	828	1,664	1,548
Total	$1,145	$15,688	$1,664	$31,259

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On November 1, 2016, we invested approximately $50.0 million for an approximate 15% ownership interest in a joint venture operating as Second Spring Healthcare Investments. The other approximate 85% interest is owned by affiliates of Lindsey Goldberg LLC. We account for our investment in the joint venture using the equity method. On November 1, 2016, the joint venture acquired 64 SNFs for approximately $1.1 billion and leased them to Genesis. During the second quarter of 2018, the joint venture sold 12 SNF facilities subject to an operating lease for approximately $149.3 million in net cash proceeds and recognized a loss on sale of approximately $4.4 million.

We receive asset management fees from the joint venture for services provided. For the three months ended June 30, 2018 and 2017, we recognized $0.5 million of asset management fees in each period. For the six months ended June 30, 2018 and 2017, we recognized $1.0 million of asset management fees in each period. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations. The accounting policies for the unconsolidated joint venture are the same as those of the Company.

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number	Net Book
	of	Value
	Properties	(in thousands)

December 31, 2017	22	$86,699
Properties sold/other (1)	(5)	(9,307)
Properties added (2)	16	66,027
March 31, 2018	33	143,419
Properties sold/other (1)	(33)	(143,419)
Properties added (2)	3	3,782
June 30, 2018(3)	3	$3,782

(1)	In the first quarter of 2018, we sold five facilities for approximately $13.1 million in net cash proceeds recognizing a gain on sale of approximately $3.5 million. In the second quarter of 2018, we sold 33 facilities for approximately $96.4 million in net cash proceeds recognizing a gain on sale of approximately $3.5 million.
(2)	In the first quarter of 2018, we recorded $3.5 million of impairments to reduce 16 facilities and one ancillary building’s net book value to their estimated fair values less costs to sell before they were reclassified to assets held for sale. In the second quarter of 2018, we recorded approximately $2.5 million of impairments to reduce three facilities net book value to their estimated fair values less cost to sell before they were reclassified to assets held for sale.
(3)	We plan to sell the facilities classified as assets held for sale at June 30, 2018 within the next twelve months.

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(in thousands)
Assets:
Goodwill	$644,369	$644,690

Above market leases	$22,426	$22,426
In-place leases	167	167
Accumulated amortization	(17,541)	(17,059)
Net intangible assets	$5,052	$5,534

Liabilities:
Below market leases	$161,286	$164,443
Accumulated amortization	(89,584)	(83,824)
Net intangible liabilities	$71,702	$80,619

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

For the three months ended June 30, 2018 and 2017, our net amortization related to intangibles was $2.6 million and $3.1 million, respectively. For the six months ended June 30, 2018 and 2017, our net amortization related to intangibles was $5.3 million and $6.2 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2018 and the subsequent four years is as follows: remainder of 2018 – $4.3 million; 2019 – $8.2 million; 2020 – $8.0 million; 2021– $7.6 million and 2022 – $7.0 million. As of June 30, 2018, the weighted average remaining amortization period of above market leases and below market leases is approximately seven years and nine years, respectively.

The following is a summary of our goodwill as of June 30, 2018:

(in thousands)
Balance as of December 31, 2017	$644,690
Less: foreign currency translation	(321)
Balance as of June 30, 2018	$644,369

NOTE 10 – CONCENTRATION OF RISK

As of June 30, 2018, our portfolio of real estate investments consisted of 936 healthcare facilities, located in 41 states and the U.K. and operated by 67 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $8.6 billion at June 30, 2018, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 748 SNFs, 117 ALFs, 14 specialty facilities, one medical office building, fixed rate mortgages on 51 SNFs and two ALFs, and three facilities that are held for sale. At June 30, 2018, we also held other investments of approximately $377.2 million, consisting primarily of secured loans to third-party operators of our facilities and a $32.8 million investment in an unconsolidated joint venture.

At June 30, 2018, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena. Ciena also generated approximately 10% of our total revenues for the three and six months ended June 30, 2018 and 2017. At June 30, 2018, the three states in which we had our highest concentration of investments were Texas (10%), Florida (10%) and Michigan (8%).

NOTE 11 – STOCKHOLDERS’/OWNERS’ EQUITY

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
January 31, 2018	February 15, 2018	$0.66
April 30, 2018	May 15, 2018	0.66
July 31, 2018	August 15, 2018	0.66

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

$500 Million Equity Shelf Program

For the three months ended June 30, 2018, we issued 0.9 million shares of our common stock at an average price of $30.19 per share, net of issuance costs, generating net proceeds of $27.5 million under our $500 million Equity Shelf Program. For the six months ended June 30, 2018, we issued 0.9 million shares of our common stock at an average price of $30.16 per share, net of issuance costs, generating net proceeds of $27.5 million under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended June 30, 2018, approximately 0.8 million shares of our common stock at an average price of $29.22 per share were issued through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $22.2 million. For the six months ended June 30, 2018, approximately 0.9 million shares of our common stock at an average price of $28.55 per share were issued through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $27.1 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Foreign Currency Translation:
Beginning balance	$(11,015)	$(50,614)	$(25,993)	$(54,948)
Translation (loss) gain	(24,383)	10,195	(9,464)	14,468
Realized (loss) gain	(66)	79	(7)	140
Ending balance	(35,464)	(40,340)	(35,464)	(40,340)

Derivative Instruments:
Cash flow hedges:
Beginning balance	5,951	(166)	1,463	(1,420)
Unrealized gain (loss)	1,735	(1,840)	5,970	(1,350)
Realized gain(1)	53	626	306	1,390
Ending balance	7,739	(1,380)	7,739	(1,380)
Net investment hedge:
Beginning balance	(12,219)	-	(7,110)	-
Unrealized gain (loss)	8,296	(2,193)	3,187	(2,193)
Ending balance	(3,923)	(2,193)	(3,923)	(2,193)
Total accumulated other comprehensive loss for Omega OP(2)	(31,648)	(43,913)	(31,648)	(43,913)
Add: portion included in noncontrolling interest	1,491	2,010	1,491	2,010
Total accumulated other comprehensive loss for Omega	$(30,157)	$(41,903)	$(30,157)	$(41,903)

(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in owners’ equity.

NOTE 12 – TAXES

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of June 30, 2018, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.8 million. The loss carry-forward is fully reserved as of June 30, 2018, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards will be carried forward for no more than 20 years.

For the three months ended June 30, 2018 and 2017, we recorded approximately $0.2 million and $0.5 million, respectively, of state and local income tax provision. For the six months ended June 30, 2018 and 2017, we recorded approximately $0.3 million and $1.5 million, respectively, of state and local income tax provision. For the three months ended June 30, 2018 and 2017, we recorded approximately $0.6 million and $0.1 million, respectively, of tax provision for foreign income taxes. For the six months ended June 30, 2018 and 2017, we recorded approximately $1.0 million and $0.2 million, respectively, of tax provision for foreign income taxes. The expenses were included in income tax expense on our Consolidated Statements of Operations.

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

NOTE 13 – STOCK-BASED COMPENSATION

On June 8, 2018, at our Company’s Annual Meeting, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Plan”), which amended and restated the Company’s 2013 Stock Incentive Plan (the “2013 Plan”). The 2018 Plan is a comprehensive incentive compensation plan that allows for various types of equity-based compensation, including restricted stock units (including performance-based restricted stock units), stock awards (including restricted stock), deferred restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards, certain cash-based awards (including performance-based cash awards) and other stock-based awards. The 2018 Plan increases the number of shares of common stock available for issuance under the 2013 Plan by 4.5 million.

The following is a summary of our stock-based compensation expense for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

	(in thousands)
Stock-based compensation expense	$4,089	$3,734	$8,145	$7,478

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

The following table summarizes our total unrecognized compensation cost as of June 30, 2018 associated with RSUs, PRSU awards, and LTIP Unit awards to employees:

			Grant Date	Total	Weighted Average	Unrecognized
			Average	Compensation	Period of Expense	Compensation
	Grant	Shares	Fair Value	Cost	Recognition	Cost	Performance	Vesting
	Year	/ Units	Per Unit/ Share	(in millions) (1)	(in months)	(in millions)	Period	Dates
RSUs

3/17/16 RSU	2016	130,006	$34.78	$4.50	33	$0.80	N/A	12/31/2018
1/1/2017 RSU	2017	140,416	31.26	4.40	36	2.20	N/A	12/31/2019
1/1/2018 RSU	2018	169,900	27.54	4.70	36	3.90	N/A	12/31/2020
Restricted Stock Units Total		440,322	$30.86	$13.60		$6.90

TSR PRSUs and LTIP Units

3/31/15 2017 LTIP Units	2015	137,249	$14.66	$2.00	45	$0.30	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	53,387	14.81	0.80	45	0.10	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 LTIP Units	2016	370,152	13.21	4.90	45	1.90	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 LTIP Units	2017	399,726	12.61	5.00	48	3.20	1/1/2017-12/31/2019	Quarterly in 2020
1/1/2018 2020 LTIP Units	2018	677,488	7.31	5.00	48	4.30	1/1/2018-12/31/2020	Quarterly in 2021
TSR PRSUs & LTIP Total		1,638,002	$10.80	$17.70		$9.80

Relative TSR PRSUs

3/31/15 2017 Relative TSR	2015	137,249	$22.50	$3.10	45	$0.40	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	53,387	22.92	1.20	45	0.20	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 Relative TSR	2016	305,563	16.44	5.00	45	2.00	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 Relative TSR	2017	285,338	18.04	5.10	48	3.20	1/1/2017-12/31/2019	Quarterly in 2020
1/1/2018 2020 Relative TSR	2018	334,544	16.65	5.60	48	4.80	1/1/2018-12/31/2020	Quarterly in 2021
Relative TSR PRSUs Total		1,116,081	$17.97	$20.00		$10.60
Grand Total		3,194,405	$16.07	$51.30		$27.30

(1)	Total shares/units and compensation costs are net of shares/units cancelled.
(2)	This table excludes approximately $1.5 million of unrecognized compensation costs related to outstanding director restricted stock grants.

NOTE 14 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		June 30,	June 30,	December 31,
	Maturity	2018	2018	2017
			(in thousands)
Secured borrowings:
HUD mortgages assumed December 2011	2044	-	$-	$53,666
Deferred financing costs – net			-	(568)
Total secured borrowings – net(1)			-	53,098

Unsecured borrowings:
Revolving line of credit	2021	3.29%	220,000	290,000

U.S. term loan	2022	3.54%	425,000	425,000
Sterling term loan (2)	2022	1.95%	132,030	135,130
Omega OP term loan(1)	2022	3.54%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Discounts and deferred financing costs – net(3)			(4,862)	(5,460)
Total term loans – net			902,168	904,670

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.950%	400,000	400,000
2025 notes	2025	4.500%	400,000	400,000
2026 notes	2026	5.250%	600,000	600,000
2027 notes	2027	4.500%	700,000	700,000
2028 notes	2028	4.750%	550,000	550,000
Other	2018	-	-	1,500
Subordinated debt	2021	9.000%	20,000	20,000
Discount – net			(19,798)	(21,073)
Deferred financing costs – net			(24,313)	(26,037)
Total senior notes and other unsecured borrowings – net			3,325,889	3,324,390

Total unsecured borrowings - net			4,448,057	4,519,060

Total secured and unsecured borrowings – net (4)			$4,448,057	$4,572,158

(1)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.
(2)	This borrowing is denominated in British Pounds Sterling.
(3)	The amount includes $0.5 million of net deferred financing costs related to the Omega OP term loan as of June 30, 2018.
(4)	All borrowings are direct borrowings of Omega unless otherwise noted.

HUD Mortgage Disposition

On June 1, 2018, subsidiaries of an existing operator assumed approximately $53 million of our indebtedness guaranteed by HUD that secured 12 separate facilities located in Arkansas. In connection with our disposition of the mortgages we wrote-off approximately $0.6 million of unamortized deferred costs that are recorded in (Loss) gain on assets sold – net on our Consolidated Statement of Operations. These fixed rate mortgages had a weighted average interest rate of approximately 3.06% per annum and matured in July 2044. See Note 2 – Properties and Investments.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2018 and December 31, 2017, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

NOTE 15 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At June 30, 2018 and December 31, 2017, the net carrying amounts and fair values of our other financial instruments were as follows:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$349,465	$349,465	$364,965	$364,965
Mortgage notes receivable – net	703,309	726,016	671,232	686,772
Other investments – net	377,206	373,842	276,342	281,031
Total	$1,429,980	$1,449,323	$1,312,539	$1,332,768
Liabilities:
Revolving line of credit	$220,000	$220,000	$290,000	$290,000
U.S. term loan	422,782	425,000	422,498	425,000
Sterling term loan	131,347	132,030	134,360	135,130
Omega OP term loan(1)	99,488	100,000	99,423	100,000
2015 term loan	248,551	250,000	248,390	250,000
4.375% notes due 2023 – net	694,059	694,736	693,474	711,190
4.95% notes due 2024 – net	394,186	406,220	393,680	420,604
4.50% notes due 2025 – net	395,021	390,337	394,640	399,874
5.25% notes due 2026 – net	594,674	605,460	594,321	625,168
4.50% notes due 2027 – net	687,248	666,345	686,516	681,007
4.75% notes due 2028 – net	540,379	529,727	539,882	550,667
HUD debt – net(1)	-	-	53,098	51,817
Subordinated debt – net	20,322	23,253	20,376	23,646
Other	-	-	1,500	1,500
Total	$4,448,057	$4,443,108	$4,572,158	$4,665,603

(1)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

On November 16, 2017, a purported securities class action complaint captioned Dror Gronich v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and certain of its officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-08983-NRB (the “Gronich Securities Class Action”). On November 17, 2017, a second purported securities class action complaint captioned Steve Klein v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and the same officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-09024-NRB (together with the Gronich Class Action, the “Securities Class Action”). Thereafter, the Court considered a series of applications by various shareholders to be named lead plaintiff, consolidated the two actions and designated Royce Setzer as the lead plaintiff.

Pursuant to a Scheduling Order entered by the Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Amended Complaint”). The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017. The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. The Company and the officers named in the Amended Complaint filed a Motion to Dismiss on July 17, 2018. Briefing on the Motion to Dismiss is to be completed by September 14, 2018.

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

Commitments

We have committed to fund the construction of new leased and mortgaged facilities and other capital improvements. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2018, are outlined in the table below (in thousands):

Total commitment	$730,009
Amounts funded (1)	(450,050)
Remaining commitment	$279,959

(1)	Includes finance costs.

NOTE 17 – EARNINGS PER SHARE/UNIT

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

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$81,986	$68,157	$169,919	$177,269
Less: net income attributable to noncontrolling interests	(3,450)	(2,900)	(7,163)	(7,572)

Net income available to common stockholders	$78,536	$65,257	$162,756	$169,697

Denominator:
Denominator for basic earnings per share	199,497	197,433	199,204	197,223
Effect of dilutive securities:
Common stock equivalents	197	467	167	407
Noncontrolling interest – Omega OP Units	8,766	8,772	8,768	8,793
Denominator for diluted earnings per share	208,460	206,672	208,139	206,423

Earnings per share – basic:
Net income available to common stockholders	$0.39	$0.33	$0.82	$0.86
Earnings per share – diluted:
Net income	$0.39	$0.33	$0.82	$0.86

	Omega OP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$81,986	$68,157	$169,919	$177,269

Denominator:
Denominator for basic earnings per unit	208,263	206,205	207,972	206,016
Effect of dilutive securities:
Omega OP Unit equivalents	197	467	167	407
Denominator for diluted earnings per unit	208,460	206,672	208,139	206,423

Earnings per unit – basic:
Net income available to Omega OP Unit holders	$0.39	$0.33	$0.82	$0.86
Earnings per unit – diluted:
Net income	$0.39	$0.33	$0.82	$0.86

NOTE 18 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$10,951	$21,031
Restricted cash	2,598	12,203
Cash, cash equivalents and restricted cash at end of period	$13,549	$33,234

Supplemental information:
Interest paid during the period, net of amounts capitalized	$108,317	$97,610
Taxes paid during the period	$2,072	$2,032

Non cash investing activities
Non cash acquisition of real estate (See Note 2)	$(880)	$(9,430)
Non cash proceeds from sale of real estate investments (See Note 2)	53,118	-
Non cash investment in other investments (See Note 5)	(11,026)	-
Non cash proceeds from other investments (see Note 5)	7,000	(6,353)
Total	$48,212	$(15,783)

Non cash financing activities
Non cash disposition of other long-term borrowings (See Note 14)	$(53,118)	$-
Change in fair value of cash flow hedges	6,233	(108)
Remeasurement of debt denominated in a foreign currency	(3,100)	2,190
Total	$(49,985)	$2,082

NOTE 19 – SUBSEQUENT EVENTS

On July 23, 2018, Omega notified Orianna that it was in default under the DIP facility and, as a result of such default, Omega (a) declared the amounts owing under the DIP facility to be immediately due and payable, (b) terminated the DIP facility and any further commitment of Omega to extend credit to Orianna under the DIP facility, and (c) restricted Orianna’s use of cash collateral solely to payment of those amounts contained in a budget approved by Omega. Omega also informed Orianna that while Omega did not (as of such date) intend to immediately collect amounts owing under the DIP facility, Omega may at any time in the future exercise further rights and remedies under the DIP facility.

On July 25, 2018, Omega terminated the restructuring support agreement with its tenant 4 West Holdings and the sponsor of Orianna’s restructuring plan. The Company is evaluating and/or pursuing alternative courses of action to protect its assets and shareholder value, and working with operators to protect the interests of residents of the facilities. On July 1, 2018, we transitioned the legacy Orianna portfolio in Mississippi (13 facilities) to an existing Omega operator with annual contractual rent of $12 million and on August 1, 2018, a legacy Orianna facility in Indiana was transitioned to an existing operator with annual contractual rent of $0.5 million.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any of Omega’s operators in bankruptcy to reject unexpired lease obligations, modify the terms of Omega’s mortgages and impede the ability of Omega to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor's obligations, and other costs and uncertainties associated with operator bankruptcies;
(iv)	our ability to re-lease, otherwise transition, or sell underperforming assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to sell assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	changes in the financial position of our operators;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xv)	the potential impact of changes in the skilled nursing facility (“SNF”) and assisted living facility (“ALF”) markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and
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

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs and, to a lesser extent, ALFs, independent living facilities and rehabilitation and acute care facilities. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income derives from fixed and variable rate loans, which are either unsecured or secured by the collateral of the borrower.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of June 30, 2018, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

Our portfolio of real estate investments at June 30, 2018, consisted of 936 healthcare facilities, located in 41 states and the U.K. and operated by 67 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $8.6 billion at June 30, 2018, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of: (i) 748 SNFs, (ii) 117 ALFs, (iii) 14 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 51 SNFs and two ALFs and (vi) three facilities that are held for sale. At June 30, 2018, we also held other investments of approximately $377.2 million, consisting primarily of secured loans to third-party operators of our facilities and a $32.8 million investment in an unconsolidated joint venture.

In 2017, we began implementation of a strategic asset repositioning program, disposing of non-core assets and reinvesting the proceeds in assets we envision holding for the long-term. This program is expected to continue for much of 2018 and is designed to position the Company for future growth.

As of June 30, 2018 and December 31, 2017, we do not have any material properties or operators with facilities that are not materially occupied.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of June 30, 2018, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.8 million. The loss carry-forward is fully reserved as of June 30, 2018, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards will be carried forward for no more than 20 years.

For the three months ended June 30, 2018 and 2017, we recorded approximately $0.2 million and $0.5 million, respectively, of state and local income tax provision. For the six months ended June 30, 2018 and 2017, we recorded approximately $0.3 million and $1.5 million, respectively, of state and local income tax provision. For the three months ended June 30, 2018 and 2017, we recorded approximately $0.6 million and $0.1 million, respectively, of tax provision for foreign income taxes. For the six months ended June 30, 2018 and 2017, we recorded approximately $1.0 million and $0.2 million, respectively, of tax provision for foreign income taxes. The expenses were included in income tax expense on our Consolidated Statements of Operations.

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

Reform Requirements for Long-Term Care Facilities. On October 4, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule modifying the conditions of participation in Medicare and Medicaid for SNFs. CMS stated that the regulations, last updated in 1991, were “necessary to reflect the substantial advances that had been made over the past several years in the theory and practice of service delivery and safety” within long-term care. The extensive modifications require SNFs to implement new processes; make changes to current practices; and create new policies and procedures within a short timeframe to remain in compliance with their conditions for participation. Changes include provisions related to staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others. While many of the regulations became effective on November 28, 2016, some of the regulations became effective in Phase 2 on November 28, 2017, with others becoming effective in Phase 3, beginning on November 28, 2019. CMS delayed for eighteen months the imposition of any fines for failure to implement Phase 2 of the new “Requirements of Participation” implemented in November 2017. CMS also announced a freeze on the inspection star ratings for any surveys occurring between November 28, 2017 and November 27, 2018. CMS estimates the average cost for a SNF to implement the new regulations is estimated to be $62,900 the first year and $55,000 each year thereafter.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. While the federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016, the federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years. Although the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs, as of July 12, 2018, thirty-four (34) states and the District of Columbia have expanded Medicaid eligibility with additional states continuing to consider expansion.

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

Reimbursement methodology reforms, such as value-based purchasing, continue to be prevalent and attempt to hold providers accountable for the cost and quality of care provided by redistributing a portion of a provider or facility’s reimbursement based on the relative performance on designated economic, clinical quality, and patient satisfaction metrics. On April 27, 2018, CMS issued a proposed rule to replace the SNF PPS RUG-IV case-mix classification methodology with a new value-based Patient Driven Payment Model (“PDPM”). Under the PDPM, payments would be based on a resident’s objective classification group, and payment would be calculated by multiplying the case-mix index for the resident’s classification group to create a resident’s total per diem rate. The new payment system, if adopted as proposed, is expected to go into effect on October 1, 2019.

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

Office of the Inspector General Activities. Beginning June 15, 2017, the Office of Inspector General (“OIG”) began updating its Work Plan website monthly in order to enhance transparency around the OIG’s continuous work planning efforts. The OIG reported in its January 2018 update that it would review the quality of care provided to Medicare beneficiaries, including elders and disabled persons, who are being treated at inpatient and outpatient medical facilities for conditions that may be the result of abuse or neglect. The OIG referenced prior reviews which indicated problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes, and skilled nursing facilities.

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

Accounting Pronouncements Adopted in 2018

In 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In addition, the FASB issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates included ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. As a result of adopting ASU 2014-09 and its updates on January 1, 2018, the Company recognized $10.0 million of deferred gain resulting from the sale of facilities to a third-party in December 2017 through opening equity on January 1, 2018. The Company adopted ASU 2014-09 and its subsequent updates in accordance with the modified retrospective approach. The adoption of ASU 2014-09 and its related updates did not have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09 and its updates.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The purpose of this updated guidance is to better align the financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of equity as of the beginning of the fiscal year that an entity adopts the update. On January 1, 2018, the Company adopted ASU 2017-12 using the modified retrospective transition method. As a result of adopting the standard, the Company is making certain adjustments to its existing hedge designation documentation for active hedging relationships in order to take advantage of specific provisions in the new guidance and to fully align its documentation with ASU 2017-12. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements - Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the pending adoption of ASU 2016-02, the Company may be required to record real estate tax revenues and an equal and offsetting real estate tax expense, as a result of our operators paying real estate taxes on our behalf. In July 2018, the FASB issued ASU 2018-11, Leases (“ASU 2018-11”): Targeted Improvements to simplify the implementation of ASU 2016-02. This targeted improvement permits the adoption of ASU 2016-02 at the adoption date instead of the earliest comparative period presented in the financial statements and a practical expedient permitting lessors to not separate nonlease components from the associated lease component if certain conditions are met. Upon adoption of ASU 2016-02 and its updates, we intend to transition to the new leasing accounting standard on January 1, 2019, without modifying our prior year balance sheet and recognizing the cumulative-effect adjustment to opening equity. We continue to evaluate the other impacts of adopting ASU 2016-02 and its updates on our consolidated financial statements.

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

Three Months Ended June 30, 2018 and 2017

Operating Revenues

Our operating revenues for the three months ended June 30, 2018 totaled $219.9 million, a decrease of $15.9 million over the same period in 2017. The $15.9 million decrease was primarily the result of (i) a $15.0 million decrease in the direct financing lease income related to New Ark Investment Inc. (“New Ark” which does business as “Orianna Health Systems” and is herein referred to as “Orianna”), (ii) $1.1 million decrease in rental income resulting from facility sales and placing three leases on cash basis, offset by additional revenue from facility acquisitions, facility transitions and lease amendments and (iii) a $2.2 million decrease in miscellaneous income primarily related to the reversal of operator earn-outs in the second quarter of 2017 and fewer late fees in 2018. These decreases were offset by a $1.8 million increase in other investment income primarily related to new notes and additional funding to existing operators made throughout 2017 and 2018.

Operating Expenses

Operating expenses for the three months ended June 30, 2018, totaled $84.3 million, a decrease of approximately $10.4 million over the same period in 2017. The $10.4 million decrease was primarily due to: (i) $4.1 million of impairments on nine facilities in the second quarter of 2018, offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017, as compared to $10.1 million of impairments on six facilities in the same period of 2017, (ii) a $2.1 million decrease in provisions for uncollectible accounts and (iii) a $0.7 million decrease in depreciation and amortization expense, primarily resulting from facilities reclassified to held for sale and facility sales. The decreases were partially offset by a $3.7 million increase in general and administrative expenses.

Other Income (Expense)

For the three months ended June 30, 2018, total other expenses were $49.3 million, a decrease of approximately $23.0 million over the same period in 2017. The decrease was primarily related to a $22.0 million decrease in interest - refinance costs related to the redemption of the $400 million 5.875% senior notes and the restructuring of the credit facility in the second quarter of 2017.

Six Months Ended June 30, 2018 and 2017

Operating Revenues

Our operating revenues for the six months ended June 30, 2018 totaled $440.1 million, a decrease of $27.5 million over the same period in 2017. The $27.5 million decrease was primarily the result of (i) a $30.0 million decrease in the direct financing lease income related to Orianna and (ii) a $2.3 million decrease in miscellaneous income primarily related to the reversal of operator earn-outs in the second quarter of 2017 and fewer late fees in 2018. The decrease was offset by: (i) a $3.4 million increase in other investment income primarily related to new notes and additional funding to existing operators made throughout 2017 and 2018, (ii) a $1.2 million increase in mortgage interest income primarily related to additional funding on mortgages to an existing operator, partially offset by mortgage loan payoffs and (iii) a $0.3 million increase in rental income related to acquisitions, transitions, and lease amendments made throughout 2017 and 2018, offset by the loss of rental income from facility sales and operators placed on a cash basis due to future collectability concerns.

Operating Expenses

Operating expenses for the six months ended June 30, 2018, totaled $183.9 million, a decrease of approximately $3.4 million over the same period in 2017. The $3.4 million decrease was primarily due to a $14.0 million decrease in impairment on real estate properties, offset by (i) a $7.6 million increase in general and administrative expenses resulting from higher professional service fees resulting from operator restructurings and a $2.0 million buyout of an in-the-money purchase option to an unrelated third-party and (ii) a $3.3 million increase in provisions for uncollectible accounts related to the reserve and/or write-off of contractual receivables and straight-line receivables.

Other Income (Expense)

For the six months ended June 30, 2018, total other expenses were $98.9 million, a decrease of approximately $10.5 million over the same period in 2017. The decrease was primarily related to a $22.0 million decrease in interest - refinance costs related to the redemption of the $400 million 5.875% senior notes and the restructuring of the credit facility in the second quarter of 2017, offset by (i) a $10.4 million favorable contractual settlement with an unrelated third-party related to a contingent liability obligation that originated in 2012 and was resolved in the first quarter of 2017 and (ii) a $3.0 million increase in interest expense related to higher debt balances outstanding to fund new investments and higher blended borrowing costs.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”) for the three months ended June 30, 2018 was $155.5 million compared to $150.9 million for the same period in 2017. Our NAREIT FFO for the six months ended June 30, 2018 was $303.5 million compared to $331.9 million for the same period in 2017.

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

The following table presents our NAREIT FFO results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)

Net income	$81,986	$68,157	$169,919	$177,269
Add back loss (deduct gain) from real estate dispositions	2,891	622	(14,609)	(6,798)
Add back loss from real estate dispositions - unconsolidated joint venture	640	-	640	-
	85,517	68,779	155,950	170,471
Elimination of non-cash items included in net income:
Depreciation and amortization	69,609	70,350	139,970	140,343
Depreciation – unconsolidated joint venture	1,466	1,658	3,123	3,316
(Deduct) add back (recovery) impairments on real estate properties	(1,097)	10,135	3,817	17,773
Add back impairments on real estate properties - unconsolidated joint venture	-	-	608	-
NAREIT FFO (a)	$155,495	$150,922	$303,468	$331,903

(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following table summarizes the significant acquisitions that occurred during the first six months of 2018:

	Number of			Total			Building & Site	Furniture	Initial
	Facilities		Country/	Investment		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	State	(in millions)					Cash Yield(3)
Q1	-	1	UK	$4.0	(1)	$0.9	$2.9	$0.2	8.5%
Q1	-	1	UK	5.7	(2)	1.4	4.1	0.2	8.5%
Q1	1	-	PA	7.4		1.6	5.4	0.4	9.5%
Q1	1	-	VA	13.2		2.4	10.5	0.3	9.5%
Q2	5	-	TX	22.8		0.5	20.4	1.9	9.5%
Total	7	2		$53.1		$6.8	$43.3	$3.0

(1)	Omega recorded a non-cash deferred tax liability of approximately $0.4 million in connection with the acquisition.
(2)	Omega recorded a non-cash deferred tax liability of approximately $0.2 million in connection with the acquisition.
(3)	The cash yield is based on the purchase price.

For the six months ended June 30, 2018, we acquired two parcels of land (not reflected in the table above) for approximately $3.5 million with the intent of building new facilities for our existing operators.

In June 2018, we amended our original $415.0 million mortgage with Ciena Healthcare (“Ciena”) with the addition of a $44.7 million mortgage note related to five SNFs located in Michigan. The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 9.5% which increases each year by 0.225%. As of June 30, 2018, the outstanding principal balance of this mortgage note is approximately $44.2 million. Additionally, the Company committed to fund an additional $9.6 million to Ciena if certain performance metrics are achieved by the portfolio.

On February 26, 2016, we acquired and funded a $50.0 million mezzanine loan at a discount of approximately $0.75 million. In May 2018, the Company amended the mezzanine loan with the borrower which is secured by an equity interest in subsidiaries of the borrower. As part of the refinancing, the Company increased the mezzanine loan by $10.0 million, extended the maturity date to May 31, 2023 and fixed the interest rate at 12% per annum. The mezzanine loan requires semi-annual principal payments of $2.5 million commencing December 31, 2018 (payments due each December 31 and June 30). As of June 30, 2018, our total other investments outstanding with this borrower was approximately $59.3 million.

As of June 30, 2018, we have three facilities, totaling $3.8 million classified as assets held for sale. We expect to sell these facilities over the next twelve months.

Asset Sales, Impairments, Accounts Receivable and Other

Asset Sales

During the first quarter of 2018, we sold 14 facilities (five of which were previously held for sale at December 31, 2017) subject to operating leases for approximately $74.7 million in net cash proceeds recognizing a gain on sale of approximately $17.5 million.

During the second quarter of 2018, we sold 45 facilities and one ancillary building (33 of which were previously held for sale at March 31, 2018) subject to operating leases for approximately $147.2 million in net cash proceeds recognizing a loss on sale of approximately $2.9 million.

Of the 45 facilities sold during the second quarter of 2018, we sold 12 SNFs on June 1, 2018 (12 of which were previously held for sale at March 31, 2018) secured by HUD mortgages to subsidiaries of an existing operator. The Company sold the 12 SNF facilities with carrying values of approximately $62 million for approximately $78 million which consisted of $25 million of cash consideration and their assumption of approximately $53 million of our HUD mortgages. Simultaneously, subsidiaries of the operator assumed our HUD restricted cash accounts, deposits and escrows. The Company recorded a gain on sale of approximately $11 million after approximately $5 million of closing and other transaction related costs. In connection with this sale, we provided a principal of an existing operator an unsecured loan of approximately $39.7 million bearing interest at 6% per annum and maturing on May 31, 2021. Commencing October 1, 2018 and the first day of each subsequent quarter, the unsecured loan requires principal payments of $0.6 million and additional quarterly principal payments of $0.3 million in the future. The borrower has one option to extend the loan to May 31, 2024 subject to an extension fee. A $7.0 million loan provided to the same principal in 2017 was repaid with proceeds from the $39.7 million loan.

In June 2018, we sold one SNF with a carrying value of approximately $15.4 million subject to a direct financing lease to an unrelated third-party for approximately $15.4 million.

Impairments

During the first quarter of 2018, we recorded impairments on real estate properties of approximately $4.9 million on 17 facilities (16 of which were subsequently reclassified to assets held for sale).

During the second quarter of 2018, we recorded impairments of approximately $4.1 million on nine facilities (three of which were subsequently reclassified to assets held for sale). Our impairments were offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017.

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to assets held for sale, to their estimated fair values less costs to sell. To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or Level 3 inputs (which generally consist of non-binding offers from unrelated third parties).

Accounts Receivable

As of June 30, 2018, we have approximately $32.7 million of contractual receivables outstanding – net of allowances. Of the $32.7 million of contractual receivables outstanding – net of allowances, approximately $20.8 million relates to Orianna, Agemo Holdings LLC (“Agemo” an entity formed in May 2018 to silo the leases and loans formerly held by Signature Healthcare), and Daybreak Venture LLC (“Daybreak”). Orianna and Daybreak are on a cash basis of accounting for purposes of revenue recognition, see additional discussion below. In addition to the contractual receivables, we have approximately $36.1 million of straight-line rent receivables and/or lease inducements associated with these operators as of June 30, 2018. For the three and six months ended June 30, 2018, we recorded approximately $22.9 million and $42.2 million of rental income, respectively, $2.0 million and $3.2 million of other investment income and no income from direct financing leases for these operators.

Other

Orianna has not satisfied the contractual payments due under the terms of the remaining two direct financing leases or the separate operating lease covering four facilities with the Company and the collectability of future amounts due is uncertain.

In March 2018, Orianna commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). As described in Orianna’s filings with the Bankruptcy Court, we entered into a Restructuring Support Agreement (“RSA”) that was expected to form the basis for Orianna’s restructuring. The RSA provided for the recommencement of partial rent payments at $1.0 million per month and established a specific timeline for the implementation of Orianna’s planned restructuring. The RSA provided for the transition of 23 facilities to new operators and the potential sale of the remaining 19 facilities.

On July 25, 2018, Omega terminated the restructuring support agreement with its tenant 4 West Holdings and the sponsor of Orianna’s restructuring plan. The Company is evaluating and/or pursuing alternative courses of action to protect its assets and shareholder value, and working with operators to protect the interests of residents of the facilities. While the form of resolution with 4 West Holdings and the sponsor of Orianna’s restructuring plan is evolving, we remain confident that the final resolution will ultimately result in our previously stated range of $32 million to $38 million of annual rent or rent equivalents from the assets that previously constituted our Orianna portfolio. On July 1, 2018, we transitioned the legacy Orianna portfolio in Mississippi (13 facilities) to an existing Omega operator with annual contractual rent of $12 million and on August 1, 2018, a legacy Orianna facility in Indiana was transitioned to an existing operator with annual contractual rent of $0.5 million.

To provide liquidity to Orianna during their Chapter 11 proceedings, we entered into a senior secured superpriority debtor-in-possession (“DIP”) credit agreement with Orianna for a revolving credit and term loan DIP facility of up to $30 million, which DIP facility was approved by the Bankruptcy Court on an interim basis on March 9, 2018 and on a final basis on May 14, 2018. The DIP financing consists of a $14.2 million term loan and a $15.8 million revolving credit facility which are secured by a security interest in and liens on substantially all of Orianna’s existing and future real and personal property. The $14.2 million term loan bears interest at 1-month LIBOR plus 5.5% per annum and matures on September 30, 2018. Orianna has borrowed the full amount of the term loan to repay their previous secured working capital lender. As of June 30, 2018, approximately $14.2 million is outstanding on this term loan. The $15.8 million revolving credit facility bears interest at 1-month LIBOR plus 9.0% per annum and matures on September 30, 2018. The borrowings under the revolving credit facility are to be used for general business expenses and other uses permitted under the loan documents. As of June 30, 2018, approximately $10.5 million is outstanding on this revolving credit facility.

In May 2017, we provided Orianna an $18.8 million maximum borrowing secured revolving working capital loan that bears interest at 9% per annum (with one-half (1/2) of all accrued interest to be paid-in-kind and added to the loan balance) and matures on April 30, 2022. This revolving working capital loan has a default rate of 5% per annum. As of June 30, 2018, approximately $15.2 million is outstanding on this revolving working capital loan. Pursuant to the Bankruptcy Court’s order approving the DIP financing, Orianna is obligated to pay one-half (1/2) of all accrued post-bankruptcy interest payable on this revolving working capital loan at the default rate. As of June 30, 2018, our total other investments outstanding with Orianna approximate $40.0 million.

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

The 38 facilities remaining under our direct financing leases with Orianna as of June 30, 2018 are located in seven states, predominantly in the southeastern U.S. (37 facilities) and Indiana (1 facility). Our recorded investment in these direct financing leases, net of the $172.2 million allowance, amounted to $337.7 million as of June 30, 2018. We have not recognized any direct financing lease income from Orianna for the period from July 1, 2017 through June 30, 2018. In addition to our direct financing leases with Orianna, we own four facilities and lease them to Orianna under a master lease which expires in 2026. The four facility lease is being accounted for as an operating lease. We have not recognized any income on this operating lease for the period from July 1, 2017 through June 30, 2018, as Orianna did not pay the contractual amounts due and collectability is uncertain.

On July 23, 2018, Omega notified Orianna that it was in default under the DIP facility and, as a result of such default, Omega (a) declared the amounts owing under the DIP facility to be immediately due and payable, (b) terminated the DIP facility and any further commitment of Omega to extend credit to Orianna under the DIP facility, and (c) restricted Orianna’s use of cash collateral solely to payment of those amounts contained in a budget approved by Omega. Omega also informed Orianna that while Omega did not (as of such date) intend to immediately collect amounts owing under the DIP facility, Omega may at any time in the future exercise further rights and remedies under the DIP facility.

On May 7, 2018, Omega and Signature Healthcare entered into a consensual, out-of-court restructuring agreement. The restructuring involves multiple third-party constituents, including other third-party landlords, a new working capital lender, medical malpractice claimants, and other third-party interests. As part of the restructuring, Signature Healthcare was reorganized to separate each of its primary portfolios with its major landlords into three distinct lease silos and separate virtually all other legal obligations. As part of this restructuring, Signature Healthcare formed Agemo Holdings LLC (“Agemo”) to be the holding company of the lessees and loans of the Omega portfolio, and for which Omega agreed to:

•	defer up to $6.3 million of rent per annum for 3 years commencing May 1, 2018;
•	provide capital expenditure funds to be used for the general maintenance and capital improvements of our 59 facilities in the amount of approximately $4.5 million per year for 3 years;
•	extend a 7-year working capital term loan at 7% for an amount up to $25 million with a maturity date of April 30, 2025 ($10.0 million is outstanding as of June 30, 2018);
•	extend the term of the master lease by two years to December 31, 2030 and;
•	extend the maturity date of the existing term loan by two years to December 31, 2024.

As part of the restructuring, Signature Healthcare entered into new working capital credit facilities with its new working capital lender for each of its separate silos, including Agemo. In addition, as part of our restructure, certain third-party guarantors of the Agemo master lease were required to contribute approximately $7.8 million in funds to the enterprise to be used to reduce the outstanding contractual receivables owed to Omega from Agemo. On May 8, 2018, the Company received $5.0 million in cash from the guarantors and a one-year term note from the principals of Agemo for approximately $2.8 million.

During the third quarter of 2017, we placed Daybreak on a cash basis for revenue recognition as a result of nonpayment. During the fourth quarter of 2017, we executed a Settlement and Forbearance Agreement with Daybreak which permitted Daybreak to defer payments up to 23% of their contractual rent for the remainder of 2017, subject to certain conditions. During 2018, rent returned to the full contractual amount and we expect that past due rent will begin to be repaid in the latter part of 2018.

The Company continues to closely monitor the performance of all of its operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At June 30, 2018, we had total assets of $8.6 billion, total equity of $3.9 billion and debt of $4.4 billion, representing approximately 53.6% of total capitalization.

Financing Activities and Borrowing Arrangements

HUD Mortgage Disposition

On June 1, 2018, subsidiaries of an existing operator assumed approximately $53 million of our indebtedness guaranteed by HUD that secured 12 separate facilities located in Arkansas. In connection with our disposition of the mortgages we wrote-off approximately $0.6 million of unamortized deferred costs that are recorded in (Loss) gain on assets sold – net on our Consolidated Statement of Operations. These fixed rate mortgages had a weighted average interest rate of approximately 3.06% per annum and matured in July 2044.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2018 and December 31, 2017, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

$500 Million Equity Shelf Program

For the three months ended June 30, 2018, we issued 0.9 million shares of our common stock at an average price of $30.19 per share, net of issuance costs, generating net proceeds of $27.5 million under our $500 million Equity Shelf Program. For the six months ended June 30, 2018, we issued 0.9 million shares of our common stock at an average price of $30.16 per share, net of issuance costs, generating net proceeds of $27.5 million under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended June 30, 2018, approximately 0.8 million shares of our common stock at an average price of $29.22 per share were issued through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $22.2 million. For the six months ended June 30, 2018, approximately 0.9 million shares of our common stock at an average price of $28.55 per share were issued through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $27.1 million.

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

For the three and six months ended June 30, 2018, we paid dividends of approximately $131.6 million and $263.0 million, to our common stockholders, respectively. The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

Cash, cash equivalents and restricted cash totaled $13.5 million as of June 30, 2018, a decrease of $83.3 million as compared to the balance at December 31, 2017. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $217.2 million of net cash flow for the six months ended June 30, 2018, as compared to $264.2 million for the same period in 2017, a decrease of $47.0 million which is primarily due to lower rental income resulting from facility sales, the loss of direct financing lease income from Oriana and cash payments for lease inducements of which we paid one operator approximately $28.4 million during the first quarter of 2018.

Investing Activities – Net cash flow from investing activities was an outflow of $6.3 million for the six months ended June 30, 2018, as compared to an outflow of $135.9 million for the same period in 2017. The $129.6 million change in cash flow from investing activities related primarily to (i) a $157.9 million increase in proceeds from sale of real estate investments, (ii) a $78.2 million decrease in real estate acquisitions and (iii) a $6.9 million increase in receipts from insurance proceeds. Offsetting these changes were: (i) a $71.0 million increase in other investments – net primarily related to funding more other investments in 2018, (ii) a $17.2 million increase in investments in construction in progress in 2018, as compared to the same period in 2017, (iii) an $11.8 million decrease in proceeds from the sale of direct financing lease assets and (iv) a $7.5 million increase in mortgages – net primarily related to funding additional mortgages in 2018.

Financing Activities – Net cash flow from financing activities was an outflow of $294.1 million for the six months ended June 30, 2018, as compared to an outflow of $202.6 million for the same period in 2017. The $91.5 million change in cash from financing activities was primarily related to (i) a net $35.0 million increase in cash used by our credit facility, (ii) a net $96.7 million increase in cash from our other long-term borrowings, primarily resulting from the second quarter 2017 issuance of $550.0 million 4.75% senior notes due 2028 and $150.0 million 4.5% senior notes due 2025, offset by the repayment of the $400.0 million 5.875% senior notes due 2024 and a reduction in borrowings outstanding under our credit facility and (iii) a $16.3 million increase in dividends paid, offset by (i) a $28.5 million decrease in financing related costs in 2018, as compared to the same period in 2017, (ii) $20.9 million increase in cash proceeds from the issuance of common stock in 2018, as compared to the same period in 2017 and (iii) a $7.3 million increase in net proceeds from our dividend reinvestment plan in 2018, as compared to the same period in 2017.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2018, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In connection with the preparation of this Form 10-Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega and Omega OP (for purposes of this Item 4, the “Companies”) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of June 30, 2018.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 16 – Commitments and Contingencies in the Consolidated Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2018, Omega issued an aggregate of 1,350 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Item 6–Exhibits

Exhibit No.
10.1	2018 Stock Incentive Plan (Incorporated by reference to Form 8-K filed June 11, 2018).
10.2	Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan with form of Deferral Agreement pursuant to the Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan (June 30, 2018).*
10.3	Fourth Amendment to Steven Insoft Employment Agreement (Incorporated by reference to the Form 8-K filed May 1, 2018).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date:	August 8, 2018	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 8, 2018	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date:	August 8, 2018	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 8, 2018	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

