Form 10-Q
period 2018-09-30
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2018-11-07
CIK 888491, 1639315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Omega Healthcare Investors, Inc. Yes   ☒No   ☐OHI Healthcare Properties Limited Partnership Yes   ☒No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Omega Healthcare Investors, Inc. Yes   ☒No   ☐OHI Healthcare Properties Limited Partnership Yes   ☒No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one:)

Omega Healthcare Investors, Inc.

Large accelerated filer☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

OHI Healthcare Properties Limited Partnership

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Omega Healthcare Investors, Inc. ☐	OHI Healthcare Properties Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Omega Healthcare Investors, Inc. Yes ☐	No ☒	OHI Healthcare Properties Limited Partnership Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 31, 2018

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	200,696,539

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”).  Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986.  Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP.

Parent directly owned approximately 96% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at September 30, 2018.    Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement.  The management of Parent consists of the same members as the management of Omega OP.

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

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

September 30, 2018

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$7,700,636	$7,655,960
Less accumulated depreciation	(1,515,846)	(1,376,828)
Real estate investments – net	6,184,790	6,279,132
Investments in direct financing leases – net	163,467	364,965
Mortgage notes receivable – net	708,178	671,232
	7,056,435	7,315,329
Other investments – net	511,668	276,342
Investment in unconsolidated joint venture	32,159	36,516
Assets held for sale – net	17,826	86,699
Total investments	7,618,088	7,714,886

Cash and cash equivalents	9,768	85,937
Restricted cash	1,371	10,871
Accounts receivable – net	336,825	279,334
Goodwill	644,201	644,690
Other assets	31,711	37,587
Total assets	$8,641,964	$8,773,305

LIABILITIES AND EQUITY
Revolving line of credit	$360,000	$290,000
Term loans – net	900,847	904,670
Secured borrowings – net	-	53,098
Senior notes and other unsecured borrowings – net	3,327,393	3,324,390
Accrued expenses and other liabilities	253,560	295,142
Deferred income taxes	14,198	17,747
Total liabilities	4,855,998	4,885,047

Equity:
Common stock $.10 par value authorized – 350,000 shares,
issued and outstanding – 200,693 shares as of
September 30, 2018 and 198,309 as of December 31, 2017	20,069	19,831
Common stock – additional paid-in capital	5,012,544	4,936,302
Cumulative net earnings	2,068,295	1,839,356
Cumulative dividends paid	(3,606,181)	(3,210,248)
Accumulated other comprehensive loss	(32,382)	(30,150)
Total stockholders’ equity	3,462,345	3,555,091
Noncontrolling interest	323,621	333,167
Total equity	3,785,966	3,888,258
Total liabilities and equity	$8,641,964	$8,773,305

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Rental income	$192,276	$194,063	$579,075	$580,597
Income from direct financing leases	264	614	1,374	31,722
Mortgage interest income	18,396	16,920	51,809	49,173
Other investment income	10,259	7,245	27,883	21,437
Miscellaneous income	657	796	1,791	4,250
Total operating revenues	221,852	219,638	661,932	687,179

Expenses
Depreciation and amortization	70,711	71,925	210,681	212,268
General and administrative	14,240	11,560	45,952	35,625
Acquisition costs	-	-	-	(22)
Impairment on real estate properties	22,868	17,837	26,685	35,610
Impairment on direct financing leases	-	194,659	15	197,968
(Recovery) provision for uncollectible accounts	(2,000)	11,899	6,363	13,667
Total operating expenses	105,819	307,880	289,696	495,116

Income (loss) before other income and expense	116,033	(88,242)	372,236	192,063
Other income (expense)
Interest income and other - net	(1,214)	4	496	262
Interest expense	(47,764)	(47,383)	(143,857)	(140,509)
Interest – amortization of deferred financing costs	(2,238)	(2,228)	(6,723)	(7,273)
Interest – refinancing costs	-	-	-	(21,965)
Contractual settlement	-	-	-	10,412
Realized gain on foreign exchange	27	95	20	235
Total other expense	(51,189)	(49,512)	(150,064)	(158,838)

Income (loss) before (loss) gain on assets sold	64,844	(137,754)	222,172	33,225
(Loss) gain on assets sold – net	(5,361)	693	9,248	7,491
Income (loss) from continuing operations	59,483	(137,061)	231,420	40,716
Income tax expense	(804)	(999)	(2,185)	(2,690)
Income (loss) from unconsolidated joint venture	383	545	(254)	1,728
Net income (loss)	59,062	(137,515)	228,981	39,754
Net (income) loss attributable to noncontrolling interest	(2,456)	5,837	(9,619)	(1,735)
Net income (loss) available to common stockholders	$56,606	$(131,678)	$219,362	$38,019

Earnings per common share available to common stockholders:
Basic:
Net income (loss) available to common stockholders	$0.28	$(0.67)	$1.10	$0.19
Diluted:
Net income (loss)	$0.28	$(0.67)	$1.10	$0.19

Weighted-average shares outstanding, basic	200,910	197,890	199,773	197,445
Weighted-average shares outstanding, diluted	210,437	206,662	208,905	206,502

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$59,062	$(137,515)	$228,981	$39,754
Other comprehensive (loss) income:
Foreign currency translation	(3,518)	5,022	(9,802)	19,630
Cash flow hedges	1,196	2,351	7,472	198
Total other comprehensive (loss) income	(2,322)	7,373	(2,330)	19,828
Comprehensive income (loss)	56,740	(130,142)	226,651	59,582
Comprehensive (income) loss attributable to noncontrolling interest	(2,359)	5,524	(9,521)	(2,579)
Comprehensive income (loss) attributable to common stockholders	$54,381	$(124,618)	$217,130	$57,003

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Loss	Equity	Interest	Equity
Balance at December 31, 2017 (198,309 common shares & 8,772 Omega OP Units)	$19,831	$4,936,302	$1,839,356	$(3,210,248)	$(30,150)	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change (see Note 1)	-	-	9,577	-	-	9,577	423	10,000
Balance at January 1, 2018 (198,309 common shares & 8,772 Omega OP Units)	19,831	4,936,302	1,848,933	(3,210,248)	(30,150)	3,564,668	333,590	3,898,258
Grant of restricted stock to company directors (38 shares at $30.36 per share)	4	(4)	-	-	-	-	-	-
Stock-based compensation expense	-	12,107	-	-	-	12,107	-	12,107
Vesting/exercising of equity compensation plan, net of tax withholdings (89 shares)	9	(1,663)	-	-	-	(1,654)	-	(1,654)
Dividend reinvestment and stock purchase plan (1,257 shares at an average of $29.36 per share)	126	36,778	-	-	-	36,904	-	36,904
Deferred compensation directors (35 shares at $30.42 per share)	3	191	-	-	-	194	-	194
Equity Shelf Program (912 shares at $29.82 per share, net of issuance costs)	91	27,111	-	-	-	27,202	-	27,202
Common dividends declared ($1.98 per share)	-	-	-	(395,933)	-	(395,933)	-	(395,933)
Conversion of Omega OP Units to common stock (53 share at $32.98 per share)	5	1,722	-	-	-	1,727	-	1,727
Redemption of Omega OP Units (57 units at $32.52 per share)	-	-	-	-	-	-	(1,845)	(1,845)
Omega OP Units distributions	-	-	-	-	-	-	(17,645)	(17,645)
Comprehensive income:
Foreign currency translation	-	-	-	-	(9,390)	(9,390)	(412)	(9,802)
Cash flow hedges	-	-	-	-	7,158	7,158	314	7,472
Net income	-	-	219,362	-	-	219,362	9,619	228,981
Total comprehensive income								226,651
Balance at September 30, 2018 (200,693 shares & 8,715 Omega OP Units)	$20,069	$5,012,544	$2,068,295	$(3,606,181)	$(32,382)	$3,462,345	$323,621	$3,785,966

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$228,981	$39,754
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,681	212,268
Impairment on real estate properties	31,860	35,610
Impairment on direct financing leases	15	197,968
Provision for uncollectible accounts	6,363	13,667
Interest - amortization of deferred financing costs	6,723	17,468
Accretion of direct financing leases	89	(6,139)
Stock-based compensation expense	12,107	11,350
Gain on assets sold – net	(9,248)	(7,491)
Amortization of acquired in-place leases - net	(7,518)	(9,101)
Effective yield receivable on mortgage notes	(889)	(1,558)
Interest paid-in-kind	(4,944)	-
Change in operating assets and liabilities – net:
Contractual receivables	2,265	(35,418)
Straight-line rent receivables	(46,787)	(13,559)
Lease inducements	(32,315)	1,342
Other operating assets and liabilities	(48,918)	(28,893)
Net cash provided by operating activities	348,465	427,268
Cash flows from investing activities
Acquisition of real estate	(52,744)	(345,268)
Net proceeds from sale of real estate investments	246,351	69,788
Investments in construction in progress	(98,760)	(69,409)
Investments in direct financing leases	-	(6,951)
Proceeds from sale of direct financing lease	16,947	33,074
Placement of mortgage loans	(62,185)	(29,324)
Collection of mortgage principal	25,612	1,058
Distributions from unconsolidated joint venture	4,407	10,966
Capital improvements to real estate investments	(24,425)	(25,293)
Receipts from insurance proceeds	6,911	-
Investments in other investments	(374,784)	(86,075)
Proceeds from other investments	162,118	45,045
Cash acquired	-	2,341
Net cash used in investing activities	(150,552)	(400,048)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,003,000	1,487,000
Payments on credit facility borrowings	(933,000)	(1,312,000)
Receipts of other long-term borrowings	-	1,346,749
Payments of other long-term borrowings	(2,049)	(1,252,463)
Payments of financing related costs	(8)	(29,198)
Receipts from dividend reinvestment plan	36,904	30,136
Payments for exercised options and restricted stock	(1,654)	(2,120)
Net proceeds from issuance of common stock	27,202	22,196
Dividends paid	(395,738)	(373,424)
Redemption of Omega OP Units	(118)	(48)
Distributions to Omega OP Unit Holders	(17,645)	(16,819)
Net cash used in financing activities	(283,106)	(99,991)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(476)	409
Decrease in cash, cash equivalents and restricted cash	(85,669)	(72,362)
Cash, cash equivalents and restricted cash at beginning of period	96,808	107,276
Cash, cash equivalents and restricted cash at end of period	$11,139	$34,914

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$7,700,636	$7,655,960
Less accumulated depreciation	(1,515,846)	(1,376,828)
Real estate investments – net	6,184,790	6,279,132
Investments in direct financing leases – net	163,467	364,965
Mortgage notes receivable – net	708,178	671,232
	7,056,435	7,315,329
Other investments – net	511,668	276,342
Investment in unconsolidated joint venture	32,159	36,516
Assets held for sale – net	17,826	86,699
Total investments	7,618,088	7,714,886

Cash and cash equivalents	9,768	85,937
Restricted cash	1,371	10,871
Accounts receivable – net	336,825	279,334
Goodwill	644,201	644,690
Other assets	31,711	37,587
Total assets	$8,641,964	$8,773,305

LIABILITIES AND OWNERS’ EQUITY
Term loan – net	$99,521	$99,423
Secured borrowings – net	-	53,098
Accrued expenses and other liabilities	205,583	226,028
Deferred income taxes	14,198	17,747
Intercompany loans payable	4,536,696	4,488,751
Total liabilities	4,855,998	4,885,047

Owners’ Equity:
General partners’ equity	3,462,345	3,555,091
Limited partners’ equity	323,621	333,167
Total owners’ equity	3,785,966	3,888,258
Total liabilities and owners’ equity	$8,641,964	$8,773,305

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Rental income	$192,276	$194,063	$579,075	$580,597
Income from direct financing leases	264	614	1,374	31,722
Mortgage interest income	18,396	16,920	51,809	49,173
Other investment income	10,259	7,245	27,883	21,437
Miscellaneous income	657	796	1,791	4,250
Total operating revenues	221,852	219,638	661,932	687,179

Expenses
Depreciation and amortization	70,711	71,925	210,681	212,268
General and administrative	14,240	11,560	45,952	35,625
Acquisition costs	-	-	-	(22)
Impairment on real estate properties	22,868	17,837	26,685	35,610
Impairment on direct financing leases	-	194,659	15	197,968
(Recovery) provision for uncollectible accounts	(2,000)	11,899	6,363	13,667
Total operating expenses	105,819	307,880	289,696	495,116

Income (loss) before other income and expense	116,033	(88,242)	372,236	192,063
Other income (expense)
Interest income and other - net	(1,214)	4	496	262
Interest expense	(47,764)	(47,383)	(143,857)	(140,509)
Interest – amortization of deferred financing costs	(2,238)	(2,228)	(6,723)	(7,273)
Interest – refinancing costs	-	-	-	(21,965)
Contractual settlement	-	-	-	10,412
Realized gain on foreign exchange	27	95	20	235
Total other expense	(51,189)	(49,512)	(150,064)	(158,838)

Income (loss) before (loss) gain on assets sold	64,844	(137,754)	222,172	33,225
(Loss) gain on assets sold – net	(5,361)	693	9,248	7,491
Income (loss) from continuing operations	59,483	(137,061)	231,420	40,716
Income tax expense	(804)	(999)	(2,185)	(2,690)
Income (loss) from unconsolidated joint venture	383	545	(254)	1,728
Net income (loss)	$59,062	$(137,515)	$228,981	$39,754

Earnings per unit:
Basic:
Net income (loss)	$0.28	$(0.67)	$1.10	$0.19
Diluted:
Net income (loss)	$0.28	$(0.67)	$1.10	$0.19

Weighted-average Omega OP Units outstanding, basic	209,625	206,662	208,523	206,231
Weighted-average Omega OP Units outstanding, diluted	210,437	206,662	208,905	206,502

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$59,062	$(137,515)	$228,981	$39,754
Other comprehensive (loss) income:
Foreign currency translation	(3,518)	5,022	(9,802)	19,630
Cash flow hedges	1,196	2,351	7,472	198
Total other comprehensive (loss) income	(2,322)	7,373	(2,330)	19,828
Comprehensive income (loss)	$56,740	$(130,142)	$226,651	$59,582

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

Unaudited

(in thousands)

	General	Limited
	Partners’	Partners’	Total	General	Limited	Total
	Omega	Omega	Omega	Partners’	Partners’	Owners’
	OP Units	OP Units	OP Units	Equity	Equity	Equity

Balance at December 31, 2017	198,309	8,772	207,081	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change (see Note 1)	-	-	-	9,577	423	10,000
Balance at January 1, 2018	198,309	8,772	207,081	3,564,668	333,590	3,898,258
Contributions from partners	2,384	-	2,384	76,480	-	76,480
Distributions to partners	-	-	-	(395,933)	(17,645)	(413,578)
Omega OP Unit redemptions	-	(57)	(57)	-	(1,845)	(1,845)
Comprehensive income
Foreign currency translation	-	-	-	(9,390)	(412)	(9,802)
Cash flow hedges	-	-	-	7,158	314	7,472
Net income	-	-	-	219,362	9,619	228,981
Total comprehensive income						226,651
Balance at September 30, 2018	200,693	8,715	209,408	$3,462,345	$323,621	$3,785,966

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$228,981	$39,754
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,681	212,268
Impairment on real estate properties	31,860	35,610
Impairment loss on direct financing leases	15	197,968
Provision for uncollectible accounts	6,363	13,667
Interest - amortization of deferred financing costs	6,723	17,468
Accretion of direct financing leases	89	(6,139)
Stock-based compensation expense	12,107	11,350
Gain on assets sold – net	(9,248)	(7,491)
Amortization of acquired in-place leases - net	(7,518)	(9,101)
Effective yield receivable on mortgage notes	(889)	(1,558)
Interest paid-in-kind	(4,944)	-
Change in operating assets and liabilities – net:
Contractual receivables	2,265	(35,418)
Straight-line rent receivables	(46,787)	(13,559)
Lease inducements	(32,315)	1,342
Other operating assets and liabilities	(48,918)	(28,893)
Net cash provided by operating activities	348,465	427,268
Cash flows from investing activities
Acquisition of real estate	(52,744)	(345,268)
Net proceeds from sale of real estate investments	246,351	69,788
Investments in construction in progress	(98,760)	(69,409)
Investments in direct financing leases	-	(6,951)
Proceeds from sale of direct financing lease	16,947	33,074
Placement of mortgage loans	(62,185)	(29,324)
Collection of mortgage principal	25,612	1,058
Distributions from unconsolidated joint venture	4,407	10,966
Capital improvements to real estate investments	(24,425)	(25,293)
Receipts from insurance proceeds	6,911	-
Investments in other investments	(374,784)	(86,075)
Proceeds from other investments	162,118	45,045
Cash acquired	-	2,341
Net cash used in investing activities	(150,552)	(400,048)
Cash flows from financing activities
Proceeds from intercompany loans payable to Omega	1,003,000	2,833,749
Repayment of intercompany loans payable to Omega	(935,049)	(2,564,463)
Payment of financing related costs incurred by Omega	(8)	(29,198)
Equity contributions from general partners	62,452	50,212
Distributions to general partners	(395,738)	(373,424)
Distributions to limited partners	(17,645)	(16,819)
Redemption of Omega OP Units	(118)	(48)
Net cash used in financing activities	(283,106)	(99,991)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(476)	409
Decrease in cash, cash equivalents and restricted cash	(85,669)	(72,362)
Cash, cash equivalents and restricted cash at beginning of period	96,808	107,276
Cash, cash equivalents and restricted cash at end of period	$11,139	$34,914

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2018

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”).  Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement.  As of September 30, 2018, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the outstanding Omega OP Units.

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

As of September 30, 2018, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entity.  See Note 6 – Variable Interest Entities.

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

For the three months ended September 30, 2018 and 2017, we recognized impairment on real estate properties of $22.9 million and $17.8 million, respectively.  For the nine months ended September 30, 2018 and 2017, we recognized impairment on real estate properties of $26.7 million and $35.6 million, respectively.  For additional information see Note 2 – Properties and Investments.

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

We account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost-recovery method for impaired loans for which impairment reserves were recorded.  We utilize the cash basis method for impaired loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loan.  Under the cost-recovery method, we apply cash received against the outstanding loan balance prior to recording interest income.  Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement.  As of September 30, 2018 and December 31, 2017, we had $81.0 million and $177.5 million, respectively, of reserves on our loans.  For additional information see Note 3 – Direct Financing Leases, Note 4 – Mortgage Notes Receivable and Note 5 – Other Investments.

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

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk.  To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge.  In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions.  The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs.  Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings.  For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest.  We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions.  This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets.  We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items.  If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative.  As a matter of policy, we do not use derivatives for trading or speculative purposes.  At September 30, 2018 and December 31, 2017, $8.9 million and $1.5 million, respectively, of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

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

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Contractual receivables	$36,917	$43,258
Effective yield interest receivables	12,562	11,673
Straight-line rent receivables	241,113	216,054
Lease inducements	49,221	16,812
Allowance	(2,988)	(8,463)
Accounts receivable – net	$336,825	$279,334

During the first quarter of 2018, we wrote-off approximately $7.8 million of straight-line rent receivables to provision for uncollectible accounts, as a result of facility transitions to other operators.

During the second quarter of 2018, we placed two of our operators on a cash basis for revenue recognition purposes and wrote-off approximately $2.8 million of straight-line rent receivables and reserved approximately $0.6 million of contractual receivables to provision for uncollectible accounts related to these two operators.  The provision for uncollectible accounts was offset by a recovery of approximately $2.8 million.

During the third quarter of 2018, the provision for uncollectible accounts was offset by a recovery of approximately $2.0 million.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  The purpose of this updated guidance is to better align the financial reporting for hedging activities with the economic objectives of those activities.  The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018.  This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of equity as of the beginning of the fiscal year that an entity adopts the update.  On January 1, 2018, the Company adopted ASU 2017-12 using the modified retrospective transition method.  As a result of adopting the standard, the Company  made certain adjustments to its existing hedge designation documentation for active hedging relationships in order to take advantage of specific provisions in the new guidance and to fully align its documentation with ASU 2017-12.  The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements - Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019.  Early adoption of ASU 2016-02 as of its issuance is permitted.  The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  As a result of the pending adoption of ASU 2016-02, the Company may be required to record real estate tax revenues and an equal and offsetting real estate tax expense, as a result of our operators paying real estate taxes on our behalf, subject to further amendment.  In addition, the Company will be required to recognize a right of use asset and corresponding lease liability for assets that the Company leases.  In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements (“ASU 2018-11”) to simplify the implementation of ASU 2016-02.  This targeted improvement permits the adoption of ASU 2016-02 at the adoption date instead of the earliest comparative period presented in the financial statements and a practical expedient permitting lessors to not separate nonlease components from the associated lease component if certain conditions are met.  Upon adoption of ASU 2016-02 and its updates, we intend to transition to the new leasing accounting standard on January 1, 2019, without modifying our prior year balance sheet and recognizing the cumulative-effect adjustment to opening equity.  We continue to evaluate the other impacts of adopting ASU 2016-02 and its updates on our consolidated financial statements.

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

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

Our leased real estate properties consisted of 720 SNFs, 116 ALFs, 14 specialty facilities and one medical office building at September 30, 2018.  These properties are leased under provisions of single or master operating leases with initial terms typically ranging from five to 15 years, plus renewal options.  Also see Note 3 – Direct Financing Leases for information regarding additional properties accounted for as direct financing leases.    Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Buildings	$6,064,061	$6,098,119
Land	785,040	795,874
Furniture, fixtures and equipment	446,036	440,737
Site improvements	246,836	227,150
Construction in progress	158,663	94,080
Total real estate investments	7,700,636	7,655,960
Less accumulated depreciation	(1,515,846)	(1,376,828)
Real estate investments - net	$6,184,790	$6,279,132

The following table summarizes the significant acquisitions that occurred in 2018:

	Number of			Total			Building & Site	Furniture	Initial
	Facilities		Country/	Investment		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	State	(in millions)					Cash Yield(3)
Q1	-	1	UK	$4.0	(1)	$0.9	$2.9	$0.2	8.5%
Q1	-	1	UK	5.7	(2)	1.4	4.1	0.2	8.5%
Q1	1	-	PA	7.4		1.6	5.4	0.4	9.5%
Q1	1	-	VA	13.2		2.4	10.5	0.3	9.5%
Q2	5	-	TX	22.8		0.5	20.4	1.9	9.5%
Total	7	2		$53.1		$6.8	$43.3	$3.0

(1)	Omega recorded a non-cash deferred tax liability of approximately $0.4 million in connection with this acquisition.
(2)	Omega recorded a non-cash deferred tax liability of approximately $0.2 million in connection with this acquisition.
(3)	The cash yield is based on the purchase price.

For the nine months ended September 30, 2018, we acquired two parcels of land (not reflected in the table above) for approximately $3.5 million with the intent of building new facilities for our existing operators.

During the third quarter of 2018, we transitioned 21 SNFs and one ALF subject to direct financing leases (not reflected in the table above) with a net carrying value of approximately $184.5 million from an existing operator to five existing operators subject to single or master operating leases with an initial annual cash yield of approximately 9%.  We recorded approximately $184.5 million of real estate investments consisting of land ($11.2 million), building and site improvements ($159.1 million) and furniture and fixtures ($14.2 million) in partial satisfaction of the direct financing lease.  In connection with these transitions, we provided the new operators with working capital loans with a maximum borrowing capacity of $35.7 million, commitments to fund capital improvements up to $10.6 million and indemnities with a maximum funding of $7.4 million.  Claims against these indemnities must occur within 18 months to 36 months.  These indemnities were provided to the new operators upon transition and would be utilized in the event that the prior operator does not perform under its transition agreements.  The Company does not expect to fund a material amount under these indemnity agreements.

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

During the second quarter of 2018, we sold 45 facilities and one ancillary building (33 of which were previously held for sale at March 31, 2018) subject to operating leases for approximately $147.2 million in net cash proceeds recognizing a loss on sale of approximately $2.9 million.  In addition, we recorded impairments of approximately $4.1 million on nine facilities (three of which were subsequently reclassified to assets held for sale).  Our second quarter 2018 impairments were offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017.

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

During the third quarter of 2018, we sold five facilities and one ancillary building (one of which was previously held for sale at June 30, 2018) subject to operating leases for approximately $24.4 million in net cash proceeds recognizing a loss on sale of approximately $5.4 million.  In addition, we recorded impairments of approximately $22.9 million on eight facilities (five of which were subsequently reclassified to assets held for sale).

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to assets held for sale, to their estimated fair values less costs to sell.  To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or Level 3 inputs which generally consist of non-binding offers from unrelated third parties.  Also see Note 8 – Assets Held For Sale.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Minimum lease payments receivable	$28,577	$64,893
Less unearned income	(16,839)	(37,633)
Investment in non-Orianna direct financing leases	11,738	27,260
Investment in Orianna direct financing leases	227,776	509,877
Less allowance for loss on Orianna direct financing leases	(76,047)	(172,172)
Investment in direct financing leases – net	$163,467	$364,965

Properties subject to direct financing leases	18	41
Number of direct financing leases	3	5

The following minimum rents are due under our direct financing leases for the remainder of 2018 and the subsequent five years (in thousands):

2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)
$294	$1,166	$1,170	$1,084	$1,106	$1,128

(1)

Amounts due from Orianna have been excluded from the contractual minimum rent payments due under our direct financing leases as the facilities are expected to be transitioned or sold.  See below for additional information.

In June 2018, we sold one SNF with a carrying value of approximately $15.4 million subject to a direct financing lease to an unrelated third-party for approximately $15.4 million.

Orianna Direct Financing Lease and Operating Lease

On November 27, 2013, we closed an aggregate $529 million purchase/leaseback transaction in connection with the acquisition of Ark Holding Company, Inc. (“Ark Holding”) by 4 West Holdings Inc.  At closing, we acquired 55 SNFs and 1 ALF operated by Ark Holding and leased the facilities back to Ark Holding, now known as New Ark Investment Inc. (“New Ark” which does business as “Orianna Health Systems” and is herein referred to as “Orianna”), pursuant to four 50-year master leases providing for contractual rental payments yielding 10.6% per annum over the term of the leases.  The purchase/leaseback transaction is being accounted for as a direct financing lease.

The 16 facilities remaining under our master lease with Orianna as of September 30, 2018 are located in South Carolina (14), Georgia (1) and Tennessee (1).  Our recorded investment in this direct financing lease, net of the $76.0 million allowance, amounted to $151.7 million as of September 30, 2018.  We have not recognized any direct financing lease income from Orianna for the period from July 1, 2017 through September 30, 2018.

Orianna has not satisfied the contractual payments due under the terms of the remaining direct financing lease or the separate operating lease covering four facilities with the Company and the collectability of future amounts due is uncertain.

In March 2018, Orianna commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  As described in Orianna’s filings with the Bankruptcy Court, we entered into a Restructuring Support Agreement (“RSA”) that was expected to form the basis for Orianna’s restructuring.  The RSA provided for the recommencement, in April 2018, of partial rent payments at $1.0 million per month and established a specific timeline for the implementation of Orianna’s planned restructuring.  The RSA provided for the transition of 23 facilities to new operators and the potential sale of the remaining 19 facilities subject to the plan of reorganization as approved by the Bankruptcy Court.  On July 25, 2018, Omega terminated the restructuring support agreement with its tenant, 4 West Holdings, and the sponsor of Orianna’s restructuring plan.  During the third quarter of 2018, we transitioned 22 facilities with a net carrying value of approximately $184.5 million from Orianna to five existing operators with annual contractual rent of approximately $16.8 million.  See Note 2 – Properties and Investments.  In addition, we sold Orianna’s headquarters with a carrying value of approximately $1.5 million to an unrelated third-party for approximately $1.5 million.

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

In 2017, we recorded an allowance for loss on direct financing leases of $172.2 million with Orianna covering 38 facilities in the Southeast region of the U.S.  The amount of the allowance was determined based on the fair value of the facilities subject to the direct financing lease. To estimate the fair value of the underlying collateral, we utilized an income approach and Level 3 inputs.  Our estimate of fair value assumed annual rents ranging between $32.0 million and $38.0 million, rental yields between 9% and 10%, current and projected operating performance of the facilities, coverage ratios and bed values.  Such assumptions are subject to change based on changes in market conditions and the ultimate resolution of this matter.  Such changes could be significantly different than the currently estimated fair value and such differences could have a material impact on our financial statements.  During the third quarter of 2018, we reduced our investment in the Orianna direct financing leases and the corresponding allowance for loss by approximately 55%, as a result of the transition of 22 facilities to five existing operators.

In addition to our direct financing leases with Orianna, we own four facilities and lease them to Orianna under a master lease which expires in 2026.  The four facility lease is being accounted for as an operating lease.  We have not recognized any income on this operating lease for the period from July 1, 2017 through September 30, 2018, as Orianna did not pay the contractual amounts due and collectability is uncertain.  Our recorded investment in the four facilities subject to this operating lease was $36.8 million as of September 30, 2018.  Subsequent to September 30, 2018, Orianna rejected the lease of these four facilities and as a result we expect to transition these facilities to other existing operators.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of September 30, 2018, mortgage notes receivable relate to six fixed rate mortgage notes on 53 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in six states that are operated by five independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

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

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)

Mortgage note due 2027; interest at 10.18%	$112,500	$112,500
Mortgage notes due 2029; interest at 9.86% (1)	534,780	476,320
Other mortgage notes outstanding (2)	65,803	87,317
Mortgage notes receivable, gross	713,083	676,137
Allowance for loss on mortgage notes receivable (3)	(4,905)	(4,905)
Total mortgages — net	$708,178	$671,232

(1)

Approximates the weighted average interest rate on 39 facilities.  Two notes totaling approximately $18.7 million are construction mortgages maturing in 2018 and 2019.  The remaining loan balance matures in 2029.

(2)	Other mortgage notes outstanding have a weighted average interest rate of 11.25% per annum and maturity dates between 2018 and 2028.
(3)

The allowance for loss on mortgage notes receivable relates to one mortgage with an operator.  The carrying value and fair value of the mortgage note receivable is approximately $1.5 million at September 30, 2018 and December 31, 2017.

$112.5 Million of Mortgage Note due 2027

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator.  The loan is secured by seven SNFs and two ALFs located in Pennsylvania and Ohio, respectively.  The mortgage is cross-defaulted and cross-collateralized with our existing master lease with the operator.  In March 2018, we extended the maturity date to January 31, 2027 and provided an option to extend the maturity for a five year period through January 31, 2032 and a second option to extend the maturity through September 30, 2034.

$534.8 Million of Mortgage Notes due 2029

On June 30, 2014, we entered into a mortgage loan agreement with Ciena Healthcare (“Ciena”) to refinance/consolidate $117 million in existing mortgages with maturity dates ranging from 2021 to 2023 on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities.  The $415 million mortgage (the “Master Mortgage”) matures in 2029 and is secured by 30 facilities.  The Master Mortgage note bore an initial interest rate of 9.0% per annum which increases each year by 0.225% per annum.  As of September 30, 2018, the outstanding principal balance of the Master Mortgage note is approximately $409.6 million and the interest rate is 9.9% per annum.

Subsequent to June 30, 2014, the Company amended its Master Mortgage with Ciena to provide for additional borrowings in the form of incremental facility mortgages, construction and/or improvement mortgages with maturity dates in 2018,  2019 and 2029 with initial annual interest rates ranging between 8.5% and 10% and fixed annual escalators of 2% or 2.5% over the prior year’s interest rate, or a fixed increase of 0.225% per annum.  As of September 30, 2018 the outstanding principal balance of these mortgage notes are approximately $81.0 million.

In June 2018, we amended the Master Mortgage with the addition of a $44.7 million mortgage note related to five SNFs located in Michigan.  The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 9.5% which increases each year by 0.225%.  As of September 30, 2018 the outstanding principal balance of this mortgage note is approximately $44.2 million.  Additionally, the Company committed to fund an additional $9.6 million to Ciena if certain performance metrics are achieved by the portfolio.

The mortgage notes with Ciena are cross-defaulted and cross-collateralized with our existing master lease and other investment notes with the operator.

Mortgage notes paid off

In January 2018, one of our operators repaid two construction loans with a total outstanding balance of approximately $21.2 million.  These construction loans bore interest at 8.75%.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Other investment notes due 2018 - 2022; interest at 9.64% (1)	$40,242	$15,115
Other investment notes due 2019 - 2023; interest at 11.13% (1)	22,120	40,985
Other investment note due 2019; interest at 9.35%	131,675	-
Other investment notes due 2020; interest at 13.06% (1)	69,590	49,490
Other investment notes due 2021 - 2024; interest at 6.00%	39,423	7,000
Other investment notes due 2023; interest at 7.32% (1)	65,000	64,050
Other investment note due 2023; interest at 12.00%	59,389	49,708
Other investment notes due 2024 - 2025; interest at 8.41% (1)	45,287	31,987
Other investment notes outstanding (2)	38,942	18,380
Other investments, gross	511,668	276,715
Allowance for loss on other investments (3)	-	(373)
Total other investments	$511,668	$276,342

(1)	Approximate weighted average interest rate as of September 30, 2018.
(2)	Other investment notes have a weighted average interest rate of 8.60% and maturity dates through 2029.
(3)	The allowance for loss on other investments relates to one loan with an operator that was fully reserved at December 31, 2017 and written off during the second quarter of 2018.

Other investment notes due 2018 - 2022

In March 2018, we agreed to provide senior secured superpriority DIP financing to Orianna consisting of a $14.2 million term loan and a $15.8 million revolving credit facility.  The DIP financing has been approved by the Bankruptcy Court.  The DIP financing is secured by a security interest in and liens on substantially all of Orianna’s existing and future real and personal property.  The $14.2 million term loan bears interest at 1-month LIBOR plus 5.5% per annum and matured on September 30, 2018.  Orianna has borrowed the full amount of the term loan to repay their previous secured working capital lender.  As of September 30, 2018, approximately $14.2 million is outstanding on this term loan.  The $15.8 million revolving credit facility bears interest at 1-month LIBOR plus 9.0% per annum and matured on September 30, 2018.  The borrowings under the revolving credit facility are to be used for general business expenses and other uses permitted under the loan documents.  As of September 30, 2018, approximately $10.8 million is outstanding on this revolving credit facility.

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

In May 2017, we provided Orianna an $18.8 million maximum borrowing secured revolving working capital loan that  bears interest at 9% per annum (with one-half (1/2) of all accrued interest to be paid-in-kind and added to the loan balance) and matures on April 30, 2022.  This revolving working capital loan has a default rate of 5% per annum.    As of September 30, 2018, approximately $15.2 million is outstanding on this revolving working capital loan.  Pursuant to the Bankruptcy Court’s interim order approving the DIP financing, Orianna is obligated to pay one-half (1/2) of all accrued post-bankruptcy interest payable on this revolving working capital loan at the default rate.  As of September 30, 2018, our total other investments outstanding with Orianna was approximately $40.2 million.

Other investment note due 2019

On September 28, 2018, we provided a $131.3 million secured term loan to an unrelated third party.  The loan is secured by a collateral assignment of mortgages covering seven SNFs, three independent living facilities and one ALF.  The loan bears interest at 9.35% per annum and matures on February 28, 2019, subject to a one-time 90-day extension.  The loan requires monthly interest payments with the principal balance due at maturity.  The borrower used the proceeds to repay existing indebtedness and pay a one-time distribution to its equity holders.  In connection with this loan we incurred approximately $0.4 million of origination costs which are deferred and recognized over the term of the loan.  The outstanding balance on this loan was $131.7 million including origination costs at September 30, 2018.

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

On March 6, 2018, we amended certain terms of the $48.0 million secured term loan.  As of February 22, 2018, the $48.0 million term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum will be paid-in-kind.  Additionally, the amended term loan does not require monthly payments of principal.  All principal and accrued and unpaid interest will be due at maturity on July 29, 2020.  As of September 30, 2018, approximately $53.2 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum will be paid-in-kind and matures on July 29, 2020.  As of September 30, 2018, approximately $16.4 million is outstanding on this term loan.  As of September 30, 2018, our total other investments outstanding with Genesis was approximately $69.6 million.

Other investment note due 2021

Simultaneously with the sale of 12 SNFs to subsidiaries of an existing operator we provided a principal of the existing operator a $39.7 million unsecured loan bearing interest at 6% per annum that matures on May 31, 2021.  The loan requires quarterly principal payments of $0.6 million commencing on October 1, 2018 and additional quarterly principal payments of $0.3 million in the future.  The borrower has one option to extend the loan to May 31, 2024 subject to an extension fee.  A $7.0 million loan provided to the same principal in 2017 was repaid with proceeds from the $39.7 million loan.

On August 1, 2018, we amended the $39.7 million unsecured loan mentioned above to provide an additional $5.1 million unsecured loan to fund a lease termination fee in connection with the sale of two facilities.  The $5.1 million unsecured loan bears interest at 6% per annum and matures on May 31, 2024.  The lease termination fee has been deferred and is being recognized over the remaining term of the lease with this operator.  As of September 30, 2018, approximately $39.4 million is outstanding on this unsecured loan.

Other investment note due 2023

On February 26, 2016, we acquired and funded a $50.0 million mezzanine loan at a discount of approximately $0.75 million.  In May 2018, the Company amended the mezzanine loan with the borrower which is secured by an equity interest in subsidiaries of the borrower.  As part of the refinancing, the Company increased the mezzanine loan by $10.0 million, extended the maturity date to May 31, 2023 and fixed the interest rate at 12% per annum.  The mezzanine loan requires semi-annual principal payments of $2.5 million commencing December 31, 2018.  As of September 30, 2018, our total other investments outstanding with this borrower was approximately $59.4 million.  In connection with the amendment, the Company recognized fees of approximately $1.1 million of which $0.5 million was paid at closing with the remainder due at maturity.  The discount and loan fees are deferred and are being recognized on an effective basis over the term of the loan.

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

On May 7, 2018, the Company provided Agemo a $25.0 million secured working capital loan bearing interest at 7% per annum that matures on April 30, 2025.  The proceeds of the working capital loan are for paying operating expenses, settlement payments, fees, taxes and other costs approved by the Company.  As of September 30, 2018, approximately $13.3 million is outstanding on this working capital loan.  Our total loans outstanding with Agemo at September 30, 2018 approximate $45.3 million.    On May 7, 2018, the Company also provided principals of Agemo a one year unsecured $2.8 million loan.  The proceeds were used to pay down the Company’s contractual receivables outstanding.

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

NOTE 6 – VARIABLE INTEREST ENTITIES

As of September 30, 2018, Orianna and Agemo are VIEs.  Below is a summary of our assets and liabilities associated with each operator as of September 30, 2018:

	Operator
	Orianna	Agemo
	(in thousands)
Assets
Real estate investments - net	$36,778	$415,632
Investments in direct financing leases - net	151,729	-
Other investments - net	40,242	45,287
Contractual receivables - net	236	17,593
Straight-line rent receivables	-	31,447
Lease inducement	-	1,323
Above market lease	-	3
Subtotal	228,985	511,285

Liabilities
Letters of credit	-	(9,253)
Subtotal	-	(9,253)

Collateral
Personal guarantee	-	(15,000)
Other collateral	(213,743)	(415,632)
Subtotal	(213,743)	(430,632)

Maximum exposure to loss	$15,242	$71,400

In determining our maximum exposure to loss from these VIEs, we considered the underlying value of the real estate subject to leases with these operators and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any.  See Note 5 – Other Investments regarding the terms of other investments with these two operators and Note 16 – Commitments and Contingencies regarding our commitment to provide capital expenditure funding to our operators which includes Agemo.

The table below reflects our total revenues from Orianna and Agemo for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Operator		Operator
	Orianna	Agemo	Orianna	Agemo
	(in thousands)
Revenue
Rental income	$-	$14,810	$-	$44,521
Other investment income	1,058	973	2,721	2,521
Total	$1,058	$15,783	$2,721	$47,042

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On November 1, 2016, we invested approximately $50.0 million for an approximate 15% ownership interest in a joint venture operating as Second Spring Healthcare Investments.  The other approximate 85% interest is owned by affiliates of Lindsey Goldberg LLC.  We account for our investment in the joint venture using the equity method.  On November 1, 2016, the joint venture acquired 64 SNFs for approximately $1.1 billion and leased them to Genesis.  During the second quarter of 2018, the joint venture sold 12 SNF facilities subject to an operating lease for approximately $149.3 million in net cash proceeds and recognized a loss on sale of approximately $4.4 million.  During the third quarter of 2018, the joint venture sold one SNF facility subject to an operating lease for approximately $14.7 million in net cash proceeds and recognized a loss on sale of approximately $0.2 million.

We receive asset management fees from the joint venture for services provided.  For the three months ended September 30, 2018 and 2017, we recognized $0.5 million of asset management fees in each period.  For the nine months ended September 30, 2018 and 2017, we recognized $1.5 million of asset management fees in each period.  These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.  The accounting policies for the unconsolidated joint venture are the same as those of the Company.

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number	Net Book
	of	Value
	Properties	(in thousands)

December 31, 2017	22	$86,699
Properties sold/other (1)	(5)	(9,307)
Properties added (2)	16	66,027
March 31, 2018	33	143,419
Properties sold/other (1)	(33)	(143,419)
Properties added (2)	3	3,782
June 30, 2018	3	3,782
Properties sold/other (1)	(1)	(1,730)
Properties added (2)	8	15,774
September 30, 2018(3)	10	$17,826

(1)

In the first quarter of 2018, we sold five facilities for approximately $13.1 million in net cash proceeds recognizing a gain on sale of approximately $3.5 million.  In the second quarter of 2018, we sold 33 facilities for approximately $96.4 million in net cash proceeds recognizing a gain on sale of approximately $3.5 million.  In the third quarter of 2018, we sold one facility for approximately $1.6 million in cash proceeds recognizing a loss on sale of approximately $0.1 million.

(2)

In the first quarter of 2018, we recorded $3.5 million of impairments to reduce 16 facilities and one ancillary building’s net book value to their estimated fair values less costs to sell before they were reclassified to assets held for sale.  In the second quarter of 2018, we recorded approximately $2.5 million of impairments to reduce three facilities’ net book value to their estimated fair values less cost to sell before they were reclassified to assets held for sale.  In the third quarter of 2018, we recorded approximately $6.9 million of impairments to reduce five facilities’ net book value to their estimated fair values less cost to sell before they were reclassified to assets held for sale.

(3)	We plan to sell the facilities classified as assets held for sale at September 30, 2018 within the next twelve months.

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(in thousands)
Assets:
Goodwill	$644,201	$644,690

Above market leases	$22,426	$22,426
In-place leases	-	167
Accumulated amortization	(17,602)	(17,059)
Net intangible assets	$4,824	$5,534

Liabilities:
Below market leases	$143,669	$164,443
Accumulated amortization	(74,435)	(83,824)
Net intangible liabilities	$69,234	$80,619

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

For the three months ended September 30, 2018 and 2017, our net amortization related to intangibles was $2.2 million and $2.9 million, respectively.  For the nine months ended September 30, 2018 and 2017, our net amortization related to intangibles was $7.5 million and $9.1 million, respectively.  The estimated net amortization related to these intangibles for the remainder of 2018 and the subsequent four years is as follows: remainder of 2018 – $2.1 million; 2019 – $8.2 million; 2020 –  $8.0 million; 2021– $7.6 million and 2022 – $7.0 million.  As of September 30, 2018, the weighted average remaining amortization period of above market leases and below market leases is approximately seven years and nine years, respectively.

The following is a summary of our goodwill as of September 30, 2018:

(in thousands)
Balance as of December 31, 2017	$644,690
Less: foreign currency translation	(489)
Balance as of September 30, 2018	$644,201

NOTE 10 – CONCENTRATION OF RISK

As of September 30, 2018, our portfolio of real estate investments consisted of 932 healthcare facilities, located in 41 states and the U.K. and operated by 67 third-party operators.  Our investment in these facilities, net of impairments and allowances, totaled approximately $8.6 billion at September 30, 2018, with approximately 99% of our real estate investments related to long-term care facilities.  Our portfolio is made up of 738 SNFs, 116 ALFs, 14 specialty facilities, one medical office building, fixed rate mortgages on 51 SNFs and two ALFs, and ten facilities that are held for sale.  At September 30, 2018, we also held other investments of approximately $511.7 million, consisting primarily of secured loans to third-party operators of our facilities and a $32.2 million investment in an unconsolidated joint venture.

At September 30, 2018, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena.  Ciena also generated approximately 10% of our total revenues for the three and nine months ended September 30, 2018 and 2017.  At September 30, 2018, the three states in which we had our highest concentration of investments were Texas (10%), Florida (10%) and Michigan (8%).

NOTE 11 – STOCKHOLDERS’/OWNERS’ EQUITY

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
January 31, 2017	February 15, 2017	$0.62
May 1, 2017	May 15, 2017	0.63
August 1, 2017	August 15, 2017	0.64
October 31, 2017	November 15, 2017	0.65
January 31, 2018	February 15, 2018	0.66
April 30, 2018	May 15, 2018	0.66
July 31, 2018	August 15, 2018	0.66
October 31, 2018	November 15, 2018	0.66

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

$500 Million Equity Shelf Program

For the three months ended September 30, 2018, no shares of our common stock were issued under our $500 million Equity Shelf Program.  For the nine months ended September 30, 2018, we issued 0.9 million shares of our common stock at an average price of $29.82 per share, net of issuance costs, generating net proceeds of $27.2 million.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended September 30, 2018, approximately 0.3 million shares of our common stock at an average price of $31.82 per share were issued through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $9.9 million.  For the nine months ended September 30, 2018, approximately 1.3 million shares of our common stock at an average price of $29.36 per share were issued through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $36.9 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Foreign Currency Translation:
Beginning balance	$(35,417)	$(40,343)	$(26,033)	$(54,948)
Translation (loss) gain	(5,165)	10,850	(14,542)	25,315
Realized gain	27	95	20	235
Ending balance	(40,555)	(29,398)	(40,555)	(29,398)

Derivative Instruments:
Cash flow hedges:
Beginning balance	7,739	(1,380)	1,463	(1,420)
Unrealized gain (loss)	1,248	(332)	7,218	(1,682)
Realized (loss) gain(1)	(52)	490	254	1,880
Ending balance	8,935	(1,222)	8,935	(1,222)
Net investment hedge:
Beginning balance	(3,970)	(2,190)	(7,070)	-
Unrealized gain (loss)	1,620	(3,730)	4,720	(5,920)
Ending balance	(2,350)	(5,920)	(2,350)	(5,920)
Total accumulated other comprehensive loss for Omega OP(2)	(33,970)	(36,540)	(33,970)	(36,540)
Add: portion included in noncontrolling interest	1,588	1,697	1,588	1,697
Total accumulated other comprehensive loss for Omega	$(32,382)	$(34,843)	$(32,382)	$(34,843)

(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in owners’ equity.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs.  One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes.  As of September 30, 2018, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.8 million.  The loss carry-forward is fully reserved as of September 30, 2018, with a valuation allowance due to uncertainties regarding realization.  Our net operating loss carryforwards will be carried forward for no more than 20 years.

For the three months ended September 30, 2018 and 2017, we recorded approximately $0.2 million and $0.7 million, respectively, of state and local income tax provision.  For the nine months ended September 30, 2018 and 2017, we recorded approximately $0.6 million and $2.2 million, respectively, of state and local income tax provision.  For the three months ended September 30, 2018 and 2017, we recorded approximately $0.6 million and $0.3 million, respectively, of tax provision for foreign income taxes.  For the nine months ended September 30, 2018 and 2017, we recorded approximately $1.6 million and $0.5 million, respectively, of tax provision for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

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

NOTE 13 – STOCK-BASED COMPENSATION

On June 8, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Plan”), which amended and restated the Company’s 2013 Stock Incentive Plan (the “2013 Plan”).  The 2018 Plan is a comprehensive incentive compensation plan that allows for various types of equity-based compensation, including restricted stock units (including performance-based restricted stock units), stock awards (including restricted stock), deferred restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards, certain cash-based awards (including performance-based cash awards) and other stock-based awards.  The 2018 Plan increases the number of shares of common stock available for issuance under the 2013 Plan by 4.5 million.

The following is a summary of our stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

	(in thousands)
Stock-based compensation expense	$3,962	$3,872	$12,107	$11,350

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

The following table summarizes our total unrecognized compensation cost as of September 30, 2018 associated with RSUs, PRSU awards, and LTIP Unit awards to employees:

			Grant Date	Total	Weighted Average	Unrecognized
			Average	Compensation	Period of Expense	Compensation
	Grant	Shares	Fair Value	Cost	Recognition	Cost	Performance	Vesting
	Year	/ Units	Per Unit/ Share	(in millions) (1)	(in months)	(in millions)	Period	Dates
RSUs

3/17/16 RSU	2016	130,006	$34.78	$4.50	33	$0.40	N/A	12/31/2018
1/1/2017 RSU	2017	140,416	31.26	4.40	36	1.80	N/A	12/31/2019
1/1/2018 RSU	2018	169,900	27.54	4.70	36	3.50	N/A	12/31/2020
Restricted Stock Units Total		440,322	$30.86	$13.60		$5.70

TSR PRSUs and LTIP Units

3/31/15 2017 LTIP Units	2015	137,249	$14.66	$2.00	45	$0.10	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 LTIP Units	2015	53,387	14.81	0.80	45	0.10	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 LTIP Units	2016	370,152	13.21	4.90	45	1.60	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 LTIP Units	2017	399,726	12.61	5.00	48	2.80	1/1/2017-12/31/2019	Quarterly in 2020
1/1/2018 2020 LTIP Units	2018	677,488	7.31	5.00	48	4.00	1/1/2018-12/31/2020	Quarterly in 2021
TSR PRSUs & LTIP Total		1,638,002	$10.80	$17.70		$8.60

Relative TSR PRSUs

3/31/15 2017 Relative TSR	2015	137,249	$22.50	$3.10	45	$0.20	1/1/2015-12/31/2017	Quarterly in 2018
4/1/2015 2017 Relative TSR	2015	53,387	22.92	1.20	45	0.10	1/1/2015-12/31/2017	Quarterly in 2018
3/17/2016 2018 Relative TSR	2016	305,563	16.44	5.00	45	1.60	1/1/2016-12/31/2018	Quarterly in 2019
1/1/2017 2019 Relative TSR	2017	285,338	18.04	5.10	48	2.90	1/1/2017-12/31/2019	Quarterly in 2020
1/1/2018 2020 Relative TSR	2018	334,544	16.65	5.60	48	4.50	1/1/2018-12/31/2020	Quarterly in 2021
Relative TSR PRSUs Total		1,116,081	$17.97	$20.00		$9.30
Grand Total		3,194,405	$16.07	$51.30		$23.60

(1)	Total shares/units and compensation costs are net of shares/units cancelled.
(2)	This table excludes approximately $1.1 million of unrecognized compensation costs related to outstanding director restricted stock grants.

NOTE 14 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		September 30,	September 30,	December 31,
	Maturity	2018	2018	2017
			(in thousands)
Secured borrowings:
HUD mortgages assumed December 2011	2044	-	$-	$53,666
Deferred financing costs – net			-	(568)
Total secured borrowings – net(1)			-	53,098

Unsecured borrowings:
Revolving line of credit	2021	3.43%	360,000	290,000

U.S. term loan	2022	3.69%	425,000	425,000
Sterling term loan (2)	2022	2.17%	130,410	135,130
Omega OP term loan(1)	2022	3.69%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Discounts and deferred financing costs – net(3)			(4,563)	(5,460)
Total term loans – net			900,847	904,670

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.950%	400,000	400,000
2025 notes	2025	4.500%	400,000	400,000
2026 notes	2026	5.250%	600,000	600,000
2027 notes	2027	4.500%	700,000	700,000
2028 notes	2028	4.750%	550,000	550,000
Other	2018	-	-	1,500
Subordinated debt	2021	9.000%	20,000	20,000
Discount – net			(19,160)	(21,073)
Deferred financing costs – net			(23,447)	(26,037)
Total senior notes and other unsecured borrowings – net			3,327,393	3,324,390

Total unsecured borrowings - net			4,588,240	4,519,060

Total secured and unsecured borrowings – net (4)			$4,588,240	$4,572,158

(1)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.
(2)	This borrowing is denominated in British Pounds Sterling.
(3)	The amount includes $0.5 million of net deferred financing costs related to the Omega OP term loan as of September 30, 2018.
(4)	All borrowings are direct borrowings of Omega unless otherwise noted.

HUD Mortgage Disposition

On June 1, 2018, subsidiaries of an existing operator assumed approximately $53 million of our indebtedness guaranteed by HUD that secured 12 separate facilities located in Arkansas.  In connection with our disposition of the mortgages we wrote-off approximately $0.6 million of unamortized deferred costs that are recorded in (Loss) gain on assets sold – net on our Consolidated Statements of Operations.  These fixed rate mortgages had a weighted average interest rate of approximately 3.06% per annum and matured in July 2044.  See Note 2 – Properties and Investments.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of September 30, 2018 and December 31, 2017, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.  Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

NOTE 15 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At September 30, 2018 and December 31, 2017, the net carrying amounts and fair values of our other financial instruments were as follows:

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:	(in thousands)
Investments in direct financing leases – net	$163,467	$163,467	$364,965	$364,965
Mortgage notes receivable – net	708,178	732,354	671,232	686,772
Other investments – net	511,668	508,050	276,342	281,031
Total	$1,383,313	$1,403,871	$1,312,539	$1,332,768
Liabilities:
Revolving line of credit	$360,000	$360,000	$290,000	$290,000
U.S. term loan	422,923	425,000	422,498	425,000
Sterling term loan	129,771	130,410	134,360	135,130
Omega OP term loan(1)	99,521	100,000	99,423	100,000
2015 term loan	248,632	250,000	248,390	250,000
4.375% notes due 2023 – net	694,351	694,052	693,474	711,190
4.95% notes due 2024 – net	394,439	406,283	393,680	420,604
4.50% notes due 2025 – net	395,211	392,121	394,640	399,874
5.25% notes due 2026 – net	594,850	607,864	594,321	625,168
4.50% notes due 2027 – net	687,615	668,625	686,516	681,007
4.75% notes due 2028 – net	540,631	534,077	539,882	550,667
HUD debt – net(1)	-	-	53,098	51,817
Subordinated debt – net	20,296	22,664	20,376	23,646
Other	-	-	1,500	1,500
Total	$4,588,240	$4,591,096	$4,572,158	$4,665,603

(1)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

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

•

Direct financing leases:  The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3).  For the Orianna direct financing lease, the Company estimated the fair value of its investment based on the estimated fair value of the collateral using an income approach considering inputs such as, current and projected operating performance of the facilities, projected rent, prevailing capitalization rates and/or coverages and bed values (Level 3).

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

Pursuant to a Scheduling Order entered by the Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Amended Complaint”). The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017.  The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables.  The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.    The Company and the officers named in the Amended Complaint filed a Motion to Dismiss on July 17, 2018.  Briefing on the Motion to Dismiss is complete.

Although the Company denies the material allegations of the Securities Class Action and intends to vigorously pursue its defense, we are in the early stages of this litigation and are unable to predict the outcome of the case or to estimate the amount of potential costs.

The Company’s Board of Directors received a demand letter, dated April 9, 2018, from an attorney for a purported current shareholder of the Company relating to the subject matter covered by the Securities Class Action (the “Shareholder Demand”).  The letter demanded that the Board of Directors conduct an investigation into the statements and other matters at issue in the Securities Class Action and commence legal proceedings against each party identified as being responsible for the alleged activities.    After due consideration, and in the exercise of its business judgment, the Board determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the Shareholder Demand.

On August 22, 2018, Stourbridge Investments LLC, a purported shareholder of the Company, filed a derivative action purportedly on behalf of the Company in the U.S. District Court for the Southern District of New York against the current directors of the Company as well as certain officers alleging violations of Section 14(a) of the Securities Exchange Act of 1934 and state-law claims including breach of fiduciary duty.  Stourbridge Investments LLC v. Callen et al., No. 1:18-cv-07638.  The complaint alleges, among other things, that the defendants are responsible for the Company’s failure to disclose the financial condition of Orianna Health Systems, the alleged non-disclosures that are also the subject of the Securities Class Action described above.  The defendants in the action are the three individual defendants named in the Securities Class Action (Messrs. Pickett, Booth and Stephenson), as well as the Company’s non-management directors. The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile.  The parties have entered into a stipulation in which they agreed to stay the case, including any response by defendants, pending the entry of judgment or a voluntary dismissal with prejudice in the Securities Class Action.  The agreed-upon stipulation and order to stay the case were entered by the Court on October 25, 2018.

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

Commitments

We have committed to fund the construction of new leased and mortgaged facilities and other capital improvements.  We expect the funding of these commitments to be completed over the next several years.  Our remaining commitments at September 30, 2018, are outlined in the table below (in thousands):

Total commitment	$687,329
Amounts funded (1)	(431,442)
Remaining commitment	$255,887

(1)	Includes finance costs.

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

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$59,062	$(137,515)	$228,981	$39,754
Less: net (income) loss attributable to noncontrolling interests	(2,456)	5,837	(9,619)	(1,735)

Net income (loss) available to common stockholders	$56,606	$(131,678)	$219,362	$38,019

Denominator:
Denominator for basic earnings per share	200,910	197,890	199,773	197,445
Effect of dilutive securities:
Common stock equivalents	812	-	382	271
Noncontrolling interest – Omega OP Units	8,715	8,772	8,750	8,786
Denominator for diluted earnings per share	210,437	206,662	208,905	206,502

Earnings per share – basic:
Net income (loss) available to common stockholders	$0.28	$(0.67)	$1.10	$0.19
Earnings per share – diluted:
Net income (loss)	$0.28	$(0.67)	$1.10	$0.19

	Omega OP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$59,062	$(137,515)	$228,981	$39,754

Denominator:
Denominator for basic earnings per unit	209,625	206,662	208,523	206,231
Effect of dilutive securities:
Omega OP Unit equivalents	812	-	382	271
Denominator for diluted earnings per unit	210,437	206,662	208,905	206,502

Earnings per unit – basic:
Net income (loss) available to Omega OP Unit holders	$0.28	$(0.67)	$1.10	$0.19
Earnings per unit – diluted:
Net income (loss)	$0.28	$(0.67)	$1.10	$0.19

NOTE 18 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$9,768	$24,318
Restricted cash	1,371	10,596
Cash, cash equivalents and restricted cash at end of period	$11,139	$34,914

Supplemental information:
Interest paid during the period, net of amounts capitalized	$172,863	$147,266
Taxes paid during the period	$3,600	$3,124

Non cash investing activities
Non cash acquisition of real estate (See Note 2)	$(880)	$(27,170)
Non cash proceeds from sale of real estate investments (See Note 2)	53,118	-
Non cash investment in other investments (See Note 5)	(16,153)	(6,353)
Non cash proceeds from other investments (see Note 5)	7,000	30,187
Non cash settlement of direct financing lease	-	18,989
Total	$43,085	$15,653

Non cash financing activities
Non cash disposition of other long-term borrowings (See Note 14)	$(53,118)	$-
Change in fair value of cash flow hedges	7,423	(276)
Remeasurement of debt denominated in a foreign currency	(4,720)	5,920
Total	$(50,415)	$5,644

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

(iv)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	the availability and cost of capital to us;
(vi)	changes in our credit ratings and the ratings of our debt securities;
(vii)	competition in the financing of healthcare facilities;
(viii)	regulatory and other changes in the healthcare sector;
(ix)	changes in the financial position of our operators;
(x)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xi)	changes in interest rates;
(xii)	the amount and yield of any additional investments;
(xiii)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xiv)

the potential impact of changes in the skilled nursing facility (“SNF”) and assisted living facility (“ALF”) markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and

(xv)	our ability to maintain our status as a REIT.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”).  Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement.  As of September 30, 2018, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the Omega OP Units.

Our portfolio of real estate investments at September 30, 2018, consisted of 932 healthcare facilities, located in 41 states and the U.K. and operated by 67 third-party operators.  Our investment in these facilities, net of impairments and allowances, totaled approximately $8.6 billion at September 30, 2018, with approximately 99% of our real estate investments related to long-term care facilities.  Our portfolio is made up of: (i) 738 SNFs, (ii) 116 ALFs, (iii) 14 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 51 SNFs and two ALFs and (vi) ten facilities that are held for sale.  At September 30, 2018, we also held other investments of approximately $511.7 million, consisting primarily of secured loans to third-party operators of our facilities and a $32.2 million investment in an unconsolidated joint venture.

In 2017, we began implementation of a strategic asset repositioning program, disposing of non-core assets and reinvesting the proceeds in assets we envision holding for the long-term.  This program is expected to continue for the remainder of 2018 and is designed to position the Company for future growth.

As of September 30, 2018 and December 31, 2017, we do not have any material properties or operators with facilities that are not materially occupied.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs.  One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes.  As of September 30, 2018, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.8 million.  The loss carry-forward is fully reserved as of September 30, 2018, with a valuation allowance due to uncertainties regarding realization.  Our net operating loss carryforwards will be carried forward for no more than 20 years.

For the three months ended September 30, 2018 and 2017, we recorded approximately $0.2 million and $0.7 million, respectively, of state and local income tax provision.  For the nine months ended September 30, 2018 and 2017, we recorded approximately $0.6 million and $2.2 million, respectively, of state and local income tax provision.  For the three months ended September 30, 2018 and 2017, we recorded approximately $0.6 million and $0.3 million, respectively, of tax provision for foreign income taxes.  For the nine months ended September 30, 2018 and 2017, we recorded approximately $1.6 million and $0.5 million, respectively, of tax provision for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

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

Healthcare Reform.  A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). The Trump administration has brought several Congressional efforts to repeal and replace the Affordable Care Act.  Under any new legislation, we expect additional rules, regulations and interpretations to be issued that may materially affect our operators’ financial condition and operations.  Even if the Healthcare Reform Law is not ultimately amended or repealed, the new administration could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the new administration that would impact the current implementation of the Healthcare Reform Law remains uncertain. Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended or repealed.

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

Medicaid.  State budgetary concerns, coupled with the implementation of rules under the Healthcare Reform Law, or prospective changes to the Healthcare Reform Law under the Trump administration, may result in significant changes in healthcare spending at the state level. Many states are currently focusing on the reduction of expenditures under their state Medicaid programs, which may result in a reduction in reimbursement rates for our operators. The need to control Medicaid expenditures by the states may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial condition, which in turn could negatively impact us.

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. While the federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016, the federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years. Although the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs, as of September 30, 2018, thirty-four (34) states including the District of Columbia have expanded Medicaid eligibility with additional states continuing to consider expansion.

Medicare.  On July 31, 2018, CMS issued a final rule regarding the fiscal year (“FY”) 2019 Medicare payment rates and quality payment programs for SNFs, which continues the trend of shifting Medicare payments from volume to value.  Proposed aggregate payments to SNFs effective October 1, 2018 for FY 2019 are expected to increase by $820 million over FY 2017 payments. This reimbursement increase is attributable to a 2.4% market basket increase as required under the Bipartisan Budget Act of 2018. As mandated by the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”), the annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program (“QRP”).

CMS additionally finalized the previously proposed rule to replace the SNF PPS RUG-IV case-mix classification methodology with a new value-based Patient Driven Payment Model (“PDPM”).  The PDPM is designed to improve the incentives to treat the needs of the whole patient, rather on the volume of services the patient receives.  The PDPM will be effective October 1, 2019 (FY 2020) to allow time for education and training of SNFs in preparation for the new payment model.

These prospective reimbursement changes as well as the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act, which become effective in FY 2019, could have a material adverse effect on our operators’ financial condition and operations, adversely impacting their ability to meet their obligations to us.

In addition to FY 2018 Medicare payment rates, SNFs continue to be impacted by the “Bipartisan Budget Act of 2018,” which extended Medicare sequestration, which generally cuts Medicare provider and plan payments by 2% across the board, for an additional two years through 2027.

Furthermore, while the exceptions review process for therapy caps stipulated by MACRA expired December 31, 2017, the Bipartisan Budget Act of 2018 permanently repealed the therapy caps and the exceptions review process that applied to Medicare Part B therapy coverage as of January 1, 2018.  The industry estimates that these changes may potentially (i) result in the restoration of Medicare Part B SNF revenues that would have declined had the therapy caps remained in place and (ii) permit continued medically necessary services to maintain beneficiary quality of care levels. However, it reduced the reimbursement rate for Medicare Part B therapy services performed by therapy assistants to 85% of the physician fee schedule beginning January 1, 2022 which may offset some of the additional expenses.  The Bipartisan Budget Act of 2018 also restored the limited post-pay claims review process and eliminated a threat to future SNF Medicare payment rates by ending the “Independent Payment Advisory Board” established under the Healthcare Reform Law.

Relatedly, CMS released a final rule on December 1, 2017 to significantly scale back mandatory participation in the bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures that went into effect on April 1, 2016, and was mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System that are located in the 67 selected metropolitan statistical areas (“MSAs”). Effective January 1, 2018, CJR program participation under the final rule became voluntary for the eligible hospitals in 33 of the MSAs covered by the program as of February 2018.  The CJR program will remain mandatory in the 34 MSAs for the duration of the program, with an exception for certain low volume and rural hospitals.  CMS anticipates the number of mandatory participating hospitals to decrease from approximately 700 under this rule. SNFs receiving Medicare revenues related to hospital discharges subject to CJR bundled payment programs in the identified geographic areas could be either positively or negatively affected by the CJR bundled payment program.

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

Office of the Inspector General Activities.  Beginning June 15, 2017, the Office of Inspector General (“OIG”) began updating its Work Plan website monthly in order to enhance transparency around the OIG’s continuous work planning efforts.  The OIG reported in its January 2018 update that it would review the quality of care provided to Medicare beneficiaries, including elders and disabled persons, who are being treated at inpatient and outpatient medical facilities for conditions that may be the result of abuse or neglect. The OIG referenced prior reviews which indicated problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes, and skilled nursing facilities.   The OIG additionally included a review of the staffing levels reported by SNFs as part of its August 2018 updates.

This review supplements the OIG’s Work Plan for government fiscal year 2017 that included seven projects related specifically to nursing homes: (1) determining to what extent State agencies investigate serious nursing home complaints within the required timeframes; (2) unreported incidents of potential abuse and neglect in SNFs; (3) review of SNF Medicare reimbursement documentation (determine if it meets requirements for each particular resource utilization group); (4) the SNF Adverse Event Screening Tool, which will disseminate practical information about the SNF Adverse Event Trigger Tool; (5) review of the National Background Check Program for long-term care employees; (6) compliance with the SNF prospective payment system requirement related to a three-day qualifying inpatient hospital stay; and (7) review of potentially avoidable hospitalizations of Medicare and Medicaid-Eligible nursing facility residents and prevention and detection services provided by nursing homes.  Additionally, regional Recovery Audit Contractor program auditors along with the OIG and Department of Justice are expected to continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges.  In addition to the seven projects identified on the fiscal year 2017 Work Plan, subsequent updates indicated that the OIG would review whether ambulance services paid by Medicare Part B were subject to Part A SNF consolidated billing requirements. This review is ongoing.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights.  HHS continued its auditing program in 2016 to assess compliance efforts by covered entities and business associates. Through a second phase of audits, which commenced for covered entities in July 2016, HHS focused on a review of policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules.  Covered entities and business associates selected for a desk audit have the potential to be selected for an on-site audit.  The HHS Office for Civil Rights reported that as of February 2018, the Phase 2 desk audits of covered entities and business associates were completed, and additional comprehensive on-site audits would be conducted as part of a permanent audit program going forward.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  The purpose of this updated guidance is to better align the financial reporting for hedging activities with the economic objectives of those activities.  The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018.  This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of equity as of the beginning of the fiscal year that an entity adopts the update.  On January 1, 2018, the Company adopted ASU 2017-12 using the modified retrospective transition method.  As a result of adopting the standard, the Company made certain adjustments to its existing hedge designation documentation for active hedging relationships in order to take advantage of specific provisions in the new guidance and to fully align its documentation with ASU 2017-12.  The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements - Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning January 1, 2019.  Early adoption of ASU 2016-02 as of its issuance is permitted.  The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  As a result of the pending adoption of ASU 2016-02, the Company may be required to record real estate tax revenues and an equal and offsetting real estate tax expense, as a result of our operators paying real estate taxes on our behalf, subject to further amendment.  In addition, the Company will be required to recognize a right of use asset and corresponding lease liability for assets that the Company leases.  In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements (“ASU 2018-11”) to simplify the implementation of ASU 2016-02.  This targeted improvement permits the adoption of ASU 2016-02 at the adoption date instead of the earliest comparative period presented in the financial statements and a practical expedient permitting lessors to not separate nonlease components from the associated lease component if certain conditions are met.  Upon adoption of ASU 2016-02 and its updates, we intend to transition to the new leasing accounting standard on January 1, 2019, without modifying our prior year balance sheet and recognizing the cumulative-effect adjustment to opening equity.  We continue to evaluate the other impacts of adopting ASU 2016-02 and its updates on our consolidated financial statements.

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

Three Months Ended September 30, 2018 and 2017

Operating Revenues

Our operating revenues for the three months ended September 30, 2018 totaled $221.9 million, an increase of $2.2 million over the same period in 2017.  The $2.2 million increase was primarily the result of (i) a $3.0 million increase in other investment income primarily related to new loans and additional funding to existing operators made throughout 2017 and 2018 and (ii) a $1.5 million increase in mortgage income was primarily related to new notes and additional funding to existing operators made throughout 2017 and 2018.  These increases were offset by (i) $1.8 million decrease in rental income resulting from facility sales and rent from four cash basis operators, offset by additional revenue from facility acquisitions, facility transitions and lease amendments and (ii) a $0.4 million decrease in the direct financing lease income related to a facility sale in the second quarter of 2018.

Operating Expenses

Operating expenses for the three months ended September 30, 2018, totaled $105.8 million, a decrease of approximately $202.1 million over the same period in 2017.  The $202.1 million decrease was primarily due to: (i) a $194.7 million decrease in impairment loss on direct financing leases related to New Ark Investment Inc. (“New Ark” which does business as “Orianna Health Systems” and is herein referred to as “Orianna”)  incurred in the third quarter of 2017 and (ii) a $13.9 million decrease in provisions for uncollectible accounts primarily related to the Orianna portfolio.  These decreases were offset by (i) a $5.0 million increase in impairments on real estate properties and (ii) a $2.7 million increase in general and administrative expenses.

Other Income (Expense)

For the three months ended September 30, 2018, total other expenses were $51.2 million, an increase of approximately $1.7 million over the same period in 2017.  The increase was primarily due to a $1.2 million decrease in interest income and other – net primarily related to the change in the fair value of warrants to acquire shares of another public company.

Nine Months Ended September 30, 2018 and 2017

Operating Revenues

Our operating revenues for the nine months ended September 30, 2018 totaled $661.9 million, a decrease of $25.2 million over the same period in 2017.  The $25.2 million decrease was primarily the result of (i) a $30.3 million decrease in the direct financing lease income related to Orianna, (ii) a  $2.5 million decrease in miscellaneous income primarily related to the reversal of operator earn-outs in the second quarter of 2017 and fewer late fees in 2018 and (iii) a $1.5 million decrease in rental income resulting from facility sales and cash basis operators, offset by additional revenue from facility acquisitions, facility transitions and lease amendments.  The decrease was offset by: (i) a $6.4 million increase in other investment income primarily related to new notes and additional funding to existing operators made throughout 2017 and 2018 and (ii) a $2.6 million increase in mortgage interest income primarily related to additional funding on mortgages to existing operators, partially offset by mortgage loan payoffs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018, totaled $289.7 million, a decrease of approximately $205.4 million over the same period in 2017.  The $205.4 million decrease was primarily due to: (i) $198.0 million decrease in impairment loss on direct financing leases related to our Orianna portfolio incurred in the third quarter of 2017, (ii) a $8.9 million decrease in impairments on real estate properties;  $31.9 million of impairments on 34 facilities in 2018, offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017, as compared to $35.6 million of impairments on 14 facilities in the same period of 2017 and (iii) a  $7.3 million decrease in provision for uncollectible accounts related to the reserve and/or write-off of contractual receivables and straight-line receivables, offset by rent recoveries from Orianna.  These decreases  were offset by a $10.3 million increase in general and administrative expenses resulting from higher professional service fees related to operator restructurings and a $2.0 million buyout of an in-the-money purchase option to an unrelated third-party.

Other Income (Expense)

For the nine months ended September 30, 2018, total other expenses were $150.1 million, a decrease of approximately $8.8 million over the same period in 2017.  The decrease was primarily related to a $22.0 million decrease in interest - refinance costs related to the redemption of the $400 million 5.875% senior notes and the restructuring of the credit facility in the second quarter of 2017, offset by (i) a $10.4 million favorable contractual settlement with an unrelated third-party related to a contingent liability obligation that originated in 2012 and was resolved in the first quarter of 2017 and (ii) a $3.3 million increase in interest expense related to higher debt balances outstanding to fund new investments and higher blended borrowing costs.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“NAREIT FFO”) for the three months ended September 30, 2018 was $159.4 million compared to a deficit of $(46.8) million for the same period in 2017.  Our NAREIT FFO for the nine months ended September 30, 2018 was $462.9 million compared to $285.1 million for the same period in 2017.

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

The following table presents our NAREIT FFO results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)

Net income (loss)	$59,062	$(137,515)	$228,981	$39,754
Add back loss (deduct gain) from real estate dispositions	5,361	(693)	(9,248)	(7,491)
Add back loss from real estate dispositions - unconsolidated joint venture	30	-	670	-
	64,453	(138,208)	220,403	32,263
Elimination of non-cash items included in net income:
Depreciation and amortization	70,711	71,925	210,681	212,268
Depreciation – unconsolidated joint venture	1,381	1,657	4,504	4,973
Add back impairments on real estate properties	22,868	17,837	26,685	35,610
Add back impairments on real estate properties - unconsolidated joint venture	-	-	608	-
NAREIT FFO (a)	$159,413	$(46,789)	$462,881	$285,114

(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following table summarizes the significant acquisitions that occurred in 2018:

	Number of			Total			Building & Site	Furniture	Initial
	Facilities		Country/	Investment		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	State	(in millions)					Cash Yield(3)
Q1	-	1	UK	$4.0	(1)	$0.9	$2.9	$0.2	8.5%
Q1	-	1	UK	5.7	(2)	1.4	4.1	0.2	8.5%
Q1	1	-	PA	7.4		1.6	5.4	0.4	9.5%
Q1	1	-	VA	13.2		2.4	10.5	0.3	9.5%
Q2	5	-	TX	22.8		0.5	20.4	1.9	9.5%
Total	7	2		$53.1		$6.8	$43.3	$3.0

(1)	Omega recorded a non-cash deferred tax liability of approximately $0.4 million in connection with the acquisition.
(2)	Omega recorded a non-cash deferred tax liability of approximately $0.2 million in connection with the acquisition.
(3)	The cash yield is based on the purchase price.

For the nine months ended September 30, 2018, we acquired two parcels of land (not reflected in the table above) for approximately $3.5 million with the intent of building new facilities for our existing operators.

In June 2018, we amended our original $415.0 million mortgage with Ciena Healthcare (“Ciena”) with the addition of a $44.7 million mortgage note related to five SNFs located in Michigan.  The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 9.5% which increases each year by 0.225%.  As of September 30, 2018, the outstanding principal balance of this mortgage note is approximately $44.2 million.  Additionally, the Company committed to fund an additional $9.6 million to Ciena if certain performance metrics are achieved by the portfolio.

On February 26, 2016, we acquired and funded a $50.0 million mezzanine loan at a discount of approximately $0.75 million.  In May 2018, the Company amended the mezzanine loan with the borrower which is secured by an equity interest in subsidiaries of the borrower.  As part of the refinancing, the Company increased the mezzanine loan by $10.0 million, extended the maturity date to May 31, 2023 and fixed the interest rate at 12% per annum.  The mezzanine loan requires semi-annual principal payments of $2.5 million commencing December 31, 2018.  As of September 30, 2018, our total other investments outstanding with this borrower was approximately $59.4 million.

During the third quarter of 2018, we transitioned 21 SNFs and one ALF subject to direct financing leases (not reflected in the table above) with a net carrying value of approximately $184.5 million from Orianna to five existing operators subject to single or master operating leases with an initial annual cash yield of approximately 9%.  We recorded approximately $184.5 million of real estate investments consisting of land ($11.2 million), building and site improvements ($159.1 million) and furniture and fixtures ($14.2 million) in partial satisfaction of the direct financing lease.  In connection with these transitions, we provided the new operators with working capital loans with a maximum borrowing capacity of $35.7 million, commitments to fund capital improvements up to $10.6 million and indemnities with a maximum funding of $7.4 million.   Claims against these indemnities must occur within 18 months to 36 months.  These indemnities were provided to the new operators upon transition and would be utilized in the event that the prior operator does not perform under its transition agreements.  The Company does not expect to fund a material amount under these indemnity agreements.

On September 28, 2018, we provided a $131.3 million secured term loan to an unrelated third party.    The loan bears interest at 9.35% per annum and matures on February 28, 2019,  subject to a one-time 90-day extension.  The loan requires monthly interest payments with the principal balance due at maturity.  The borrower used the proceeds to repay existing indebtedness and pay a one-time distribution to its equity holders.  In connection with this loan we incurred approximately $0.4 million of origination costs which are deferred and recognized over the term of the loan.  The outstanding balance on this loan was $131.7 million including origination costs at September 30, 2018.  In satisfaction of this loan, on or before maturity, we expect to obtain fee simple title to seven SNFs, three independent living facilities, and one ALF with a fair value of approximately $131.3 million as of September 30, 2018.  The facilities are located in Pennsylvania and Virginia and are currently operated by an existing operator.  We expect to amend our existing master lease with this operator to add these facilities to the master lease when we receive fee simple title to the facilities.

As of September 30, 2018, we have ten facilities, totaling $17.8 million classified as assets held for sale.  We expect to sell these facilities over the next twelve months.

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

Of the 45 facilities sold during the second quarter of 2018, we sold 12 SNFs on June 1, 2018 (12 of which were previously held for sale at March 31, 2018) secured by HUD mortgages to subsidiaries of an existing operator.  The Company sold the 12 SNF facilities with carrying values of approximately $62 million for approximately $78 million which consisted of $25 million of cash consideration and their assumption of approximately $53 million of our HUD mortgages.  Simultaneously, subsidiaries of the operator assumed our HUD restricted cash accounts, deposits and escrows.  The Company recorded a gain on sale of approximately $11 million after approximately $5 million of closing and other transaction related costs.  In connection with this sale, we provided a principal of an existing operator an unsecured loan of approximately $39.7 million bearing interest at 6% per annum and maturing on May 31, 2021.  The unsecured loan requires quarterly principal payments of $0.6 million commencing on October 1, 2018 and additional quarterly principal payments of $0.3 million in the future.  The borrower has one option to extend the loan to May 31, 2024 subject to an extension fee.  A $7.0 million loan provided to the same principal in 2017 was repaid with proceeds from the $39.7 million loan.

On August 1, 2018, we amended the $39.7 million unsecured loan mentioned above to provide an additional $5.1 million unsecured loan to fund a lease termination fee in connection with the sale of two additional facilities during the third quarter of 2018.  The $5.1 million unsecured loan bears interest at 6% per annum and matures on May 31, 2024.  The lease termination fee has been deferred and is being recognized over the remaining term of the lease with this operator.  As of September 30, 2018, approximately $39.4 million is outstanding on this unsecured loan.

During the third quarter of 2018, we sold five facilities and one ancillary building (one of which was previously held for sale at June 30, 2018) subject to operating leases for approximately $24.4 million in net cash proceeds recognizing a loss on sale of approximately $5.4 million.

In June 2018, we sold one SNF with a carrying value of approximately $15.4 million subject to a direct financing lease to an unrelated third-party for approximately $15.4 million.

Impairments

During the first quarter of 2018, we recorded impairments on real estate properties of approximately $4.9 million on 17 facilities (16 of which were subsequently reclassified to assets held for sale).

During the second quarter of 2018, we recorded impairments of approximately $4.1 million on nine facilities (three of which were subsequently reclassified to assets held for sale).  Our second quarter 2018 impairments were offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017.

During the third quarter of 2018, we recorded impairments of approximately $22.9 million on eight facilities (five of which were subsequently reclassified to assets held for sale).

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to assets held for sale, to their estimated fair values less costs to sell.  To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or Level 3 inputs which generally consist of non-binding offers from unrelated third parties.

Accounts Receivable

As of September 30, 2018, we have approximately $33.9 million of contractual receivables outstanding – net of allowances.  Of the $33.9 million of contractual receivables outstanding – net of allowances, approximately $20.1 million relates to Orianna, Agemo Holdings LLC (“Agemo” an entity formed in May 2018 to silo the leases and loans formerly held by Signature Healthcare), and Daybreak Venture LLC (“Daybreak”).  Orianna and Daybreak are on a cash basis of accounting for purposes of revenue recognition, see additional discussion below.  In addition to the contractual receivables, we have approximately $39.9 million of straight-line rent receivables and/or lease inducements associated with these operators as of September 30, 2018.  For the three and nine months ended September 30, 2018, we recorded approximately $22.7 million and $65.0 million of rental income, respectively, $2.0 million and $5.2 million of other investment income and no income from direct financing leases for these operators.

Other

Orianna has not satisfied the contractual payments due under the terms of the remaining direct financing lease or the separate operating lease covering four facilities with the Company and the collectability of future amounts due is uncertain.

In March 2018, Orianna commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  As described in Orianna’s filings with the Bankruptcy Court, we entered into a Restructuring Support Agreement (“RSA”) that was expected to form the basis for Orianna’s restructuring.  The RSA provided for the recommencement, in April 2018, of partial rent payments at $1.0 million per month and established a specific timeline for the implementation of Orianna’s planned restructuring.  The RSA provided for the transition of 23 facilities to new operators and the potential sale of the remaining 19 facilities subject to the plan of reorganization as approved by the Bankruptcy Court.  On July 25, 2018, Omega terminated the restructuring support agreement with its tenant, 4 West Holdings, and the sponsor of Orianna’s restructuring plan.  The Company is evaluating and/or pursuing alternative courses of action to protect its assets and shareholder value, and working with operators to protect the interests of residents of the facilities.

During the third quarter of 2018, we transitioned 22 facilities subject to direct financing leases with a net carrying value of approximately $184.5 million from Orianna to five existing operators with annual contractual rent of approximately $16.8 million.  In addition, we sold Orianna’s headquarters with a carrying value of approximately $1.5 million to an unrelated third-party for approximately $1.5 million.

To provide liquidity to Orianna during their Chapter 11 proceedings, we entered into a senior secured superpriority debtor-in-possession (“DIP”) credit agreement with Orianna for a revolving credit and term loan DIP facility of up to $30 million, which DIP facility was approved by the Bankruptcy Court on an interim basis on March 9, 2018 and on a final basis on May 14, 2018.  The DIP financing consists of a $14.2 million term loan and a $15.8 million revolving credit facility which are secured by a security interest in and liens on substantially all of Orianna’s existing and future real and personal property.  The $14.2 million term loan bears interest at 1-month LIBOR plus 5.5% per annum and matured on September 30, 2018.  Orianna has borrowed the full amount of the term loan to repay their previous secured working capital lender.  As of September 30, 2018, approximately $14.2 million is outstanding on this term loan.  The $15.8 million revolving credit facility bears interest at 1-month LIBOR plus 9.0% per annum and matured on September 30, 2018.  The borrowings under the revolving credit facility are for general business expenses and other uses permitted under the loan documents.  As of September 30, 2018, approximately $10.8 million is outstanding on this revolving credit facility.

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

In May 2017, we provided Orianna an $18.8 million maximum borrowing secured revolving working capital loan that bears interest at 9% per annum (with one-half (1/2) of all accrued interest to be paid-in-kind and added to the loan balance) and matures on April 30, 2022.  This revolving working capital loan has a default rate of 5% per annum.    As of September 30, 2018, approximately $15.2 million is outstanding on this revolving working capital loan.  Pursuant to the Bankruptcy Court’s order approving the DIP financing, Orianna is obligated to pay one-half (1/2) of all accrued post-bankruptcy interest payable on this revolving working capital loan at the default rate.  As of September 30, 2018, our total other investments outstanding with Orianna approximate $40.2 million.

In 2017, we recorded an allowance for loss on direct financing leases of $172.2 million with Orianna covering 38 facilities in the Southeast region of the U.S.  The amount of the allowance was determined based on the fair value of the facilities subject to the direct financing lease. To estimate the fair value of the underlying collateral, we utilized an income approach and Level 3 inputs.  Our estimate of fair value assumed annual rents ranging between $32.0 million and $38.0 million, rental yields between 9% and 10%, current and projected operating performance of the facilities, coverage ratios and bed values.  Such assumptions are subject to change based on changes in market conditions and the ultimate resolution of this matter.  Such changes could be significantly different than the currently estimated fair value and such differences could have a material impact on our financial statements.  During the third quarter of 2018, we reduced our investment in the Orianna direct financing leases and the corresponding allowance for loss by approximately 55%, as a result of the transitions of 22 facilities to five existing operators.

The 16 facilities remaining under our direct financing lease with Orianna as of September 30, 2018 are located in South Carolina (14), Georgia (1) and Tennessee (1).  Our recorded investment in this direct financing lease, net of the $76.0 million allowance, amounted to $151.7 million as of September 30, 2018.  We have not recognized any direct financing lease income from Orianna for the period from July 1, 2017 through September 30, 2018.  In addition to our direct financing leases with Orianna, we own four facilities and lease them to Orianna under a master lease which expires in 2026.  The four facility lease is being accounted for as an operating lease.  We have not recognized any income on this operating lease for the period from July 1, 2017 through September 30, 2018, as Orianna did not pay the contractual amounts due and collectability is uncertain.  Our recorded investment in the four facilities subject to this operating lease was $36.8 million as of September 30, 2018.  Subsequent to September 30, 2018, Orianna rejected the lease of these four facilities and as a result we expect to transition these facilities to other existing operators.

On May 7, 2018, Omega and Signature Healthcare entered into a consensual, out-of-court restructuring agreement. The restructuring involves multiple third-party constituents, including other third-party landlords, a new working capital lender, medical malpractice claimants, and other third-party interests.  As part of the restructuring, Signature Healthcare was reorganized to separate each of its primary portfolios with its major landlords into three distinct lease silos and separate virtually all other legal obligations.  As part of this restructuring, Signature Healthcare formed Agemo Holdings LLC (“Agemo”) to be the holding company of the lessees and loans of the Omega portfolio, and for which Omega agreed to:

•	defer up to $6.3 million of rent per annum for 3 years commencing May 1, 2018;
•	provide capital expenditure funds to be used for the general maintenance and capital improvements of our 59 facilities in the amount of approximately $4.5 million per year for 3 years;
•	extend a 7-year working capital term loan at 7% for an amount up to $25 million with a maturity date of April 30, 2025 ($13.3 million is outstanding as of September 30, 2018);
•	extend the term of the master lease by two years to December 31, 2030 and;
•	extend the maturity date of the existing term loan by two years to December 31, 2024.

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

During the third quarter of 2017, we placed Daybreak on a cash basis for revenue recognition as a result of nonpayment. During the fourth quarter of 2017, we executed a Settlement and Forbearance Agreement with Daybreak which permitted Daybreak to defer payments up to 23% of their contractual rent for the remainder of 2017, subject to certain conditions.  During 2018, rent returned to the full contractual amount and we expect that past due rent will begin to be repaid in 2019.

The Company continues to closely monitor the performance of all of its operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At September 30, 2018, we had total assets of $8.6 billion, total equity of $3.8 billion and debt of $4.6 billion, representing approximately 54.8% of total capitalization.

Financing Activities and Borrowing Arrangements

HUD Mortgage Disposition

On June 1, 2018, subsidiaries of an existing operator assumed approximately $53 million of our indebtedness guaranteed by HUD that secured 12 separate facilities located in Arkansas.  In connection with our disposition of the mortgages we wrote-off approximately $0.6 million of unamortized deferred costs that are recorded in (Loss) gain on assets sold – net on our Consolidated Statements of Operations.  These fixed rate mortgages had a weighted average interest rate of approximately 3.06% per annum and matured in July 2044.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of September 30, 2018 and December 31, 2017, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.  Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

$500 Million Equity Shelf Program

For the three months ended September 30, 2018, no shares of our common stock were issued under our $500 million Equity Shelf Program.  For the nine months ended September 30, 2018, we issued 0.9 million shares of our common stock at an average price of $29.82 per share, net of issuance costs, generating net proceeds of $27.2 million.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended September 30, 2018, approximately 0.3 million shares of our common stock at an average price of $31.82 per share were issued through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $9.9 million.  For the nine months ended September 30, 2018, approximately 1.3 million shares of our common stock at an average price of $29.36 per share were issued through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $36.9 million.

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

For the three and nine months ended September 30, 2018, we paid dividends of approximately $132.7 million and $395.7 million, to our common stockholders, respectively.    On the 15th of February, May and August 2018, we paid dividends of $0.66 per outstanding common share to common stockholders of record as of the last business day of January, April and July 2018, respectively.  For the three and nine months ended September 30, 2018, Omega OP paid distributions of approximately $5.9 million and $17.6 million, respectively,  to holders of Omega OP Units other than Omega.  The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

Cash, cash equivalents and restricted cash totaled $11.1 million as of September 30, 2018, a decrease of $85.7 million as compared to the balance at December 31, 2017.  The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $348.5 million of net cash flow for the nine months ended September 30, 2018, as compared to $427.3 million for the same period in 2017, a decrease of $78.8 million which is primarily due to the loss of direct financing lease income from Oriana and cash payments for lease inducements of which we paid one operator approximately $28.4 million during the first quarter of 2018.

Investing Activities – Net cash flow from investing activities was an outflow of $150.6 million for the nine months ended September 30, 2018, as compared to an outflow of $400.0 million for the same period in 2017.  The $249.5 million change in cash flow from investing activities related primarily to (i) a $292.5 million decrease in real estate acquisitions, (ii) a $176.6 million increase in proceeds from sale of real estate investments and (iii) a $6.9 million increase in receipts from insurance proceeds. Offsetting these changes were: (i) a $171.6 million increase in other investments – net primarily related to funding more other investments in 2018, (ii) a $29.4 million increase in investments in construction in progress in 2018, as compared to the same period in 2017, (iii) a  $16.1 million decrease in proceeds from the sale of direct financing lease assets and (iv) an  $8.3 million increase in mortgages – net primarily related to funding additional mortgages in 2018.

Financing Activities – Net cash flow from financing activities was an outflow of $283.1 million for the nine months ended September 30, 2018, as compared to an outflow of $100.0 million for the same period in 2017.  The $183.1 million change in cash from financing activities was primarily related to (i) a net $105.0 million decrease in cash proceeds from our credit facility, (ii) a net $96.3 million increase in cash from our other long-term borrowings, primarily resulting from the second quarter 2017 issuance of $550.0 million 4.75% senior notes due 2028 and $150.0 million 4.5% senior notes due 2025, offset by the repayment of the $400.0 million 5.875% senior notes due 2024 and a reduction in borrowings outstanding under our credit facility and (iii) a $22.3 million increase in dividends paid, offset by (i) a $29.2 million decrease in financing related costs in 2018, as compared to the same period in 2017, (ii) a $6.8 million increase in net proceeds from our dividend reinvestment plan in 2018, as compared to the same period in 2017 and (iii) a $5.0 million increase in cash proceeds from the issuance of common stock in 2018, as compared to the same period in 2017.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2018, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In connection with the preparation of this Form 10-Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega and Omega OP (for purposes of this Item 4, the “Companies”) as of September 30, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of September 30, 2018.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2018, Omega issued an aggregate of 51,021 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement.  The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Item 6–Exhibits

Exhibit No.
10.1	Form of Amendment dated September 7, 2018 to Equity Distribution Agreement dated September 3, 2015 (Incorporated by reference to Form 8-K filed September 7, 2018).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date:	November 7, 2018	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	November 7, 2018	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date:	November 7, 2018	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	November 7, 2018	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer