Form 10-K
period 2018-12-31
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2019-02-26
CIK 888491, 1639315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Maryland	1‑11316	38‑3041398
(Omega Healthcare Investors, Inc.)	(Omega Healthcare Investors, Inc.)	(Omega Healthcare Investors, Inc.)
Delaware	333‑203447‑11	36‑4796206
(OHI Healthcare Properties Limited Partnership)	(OHI Healthcare Properties Limited Partnership)	(OHI Healthcare Properties Limited Partnership)
(State of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

303 International Circle, Suite 200, Hunt Valley, MD 21030

(Address of principal executive offices)

(410) 427‑1700

(Telephone number, including area code)

 Securities Registered Pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Exchange on Which Registered
Omega Healthcare Investors, Inc.	Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Omega Healthcare Investors, Inc. Yes ☒ No ☐	OHI Healthcare Properties Limited Partnership Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Omega Healthcare Investors, Inc. Yes ☐ No ☒	OHI Healthcare Properties Limited Partnership Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Omega Healthcare Investors, Inc. Yes ☒ No ☐	OHI Healthcare Properties Limited Partnership Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Omega Healthcare Investors, Inc. ☐	OHI Healthcare Properties Limited Partnership ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Omega Healthcare Investors, Inc. Yes ☒ No ☐	OHI Healthcare Properties Limited Partnership Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one:)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).

Omega Healthcare Investors, Inc. Yes ☐ No ☒	OHI Healthcare Properties Limited Partnership Yes ☐ No ☒

The aggregate market value of the common stock Omega Healthcare Investors, Inc. held by non-affiliates was $6,210,297,921 as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $31.00 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 19, 2019, there were 204,229,335 shares of Omega Healthcare Investors, Inc. common stock outstanding. As of February 19, 2019, OHI Healthcare Properties Limited Partnership had no publicly traded voting equity and no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018, is incorporated by reference in Part III herein.

EXPLANATORY NOTES

This report combines the annual reports on Form 10‑K for the year ended December 31, 2018 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer  to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which, all of Omega’s assets are owned directly or indirectly, and all of Omega’s operations are conducted directly or indirectly, by its subsidiary, Omega OP.

Parent directly owned approximately 96% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at December 31, 2018. Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement. The management of Parent consists of the same members as the management of Omega OP.

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

We believe combining the annual reports on Form 10‑K of Omega and Omega OP into this single report results in the following benefits:

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

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”).  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities (“ILFs”) and rehabilitation and acute care facilities.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses.  Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”).  Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement.  As of December 31, 2018, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the outstanding Omega OP Units.

In 2018, we completed the following transactions totaling approximately $471 million in new investments:

•

$131.3 million secured term loan with an unrelated third party.  The loan is secured by a collateral assignment of mortgages covering seven SNFs, three ILFs, and one ALF located in Pennsylvania and Virginia. The loan bears an interest rate of 9.35%.  On or before its maturity in 2019, we expect to obtain fee simple title to the facilities and add the facilities to an existing operator’s master lease.

•

$44.2 million first mortgage loan with an existing operator of ours. The loan is secured by five SNFs with 522 beds located in Michigan. The loan is cross-defaulted and cross-collateralized with our existing loans and master lease with the operator. The loan bears an initial annual interest rate of 9.5%, which rate increases each year by 0.225%.

•

$35.1 million of new investments with an existing operator.  The investment included the acquisition of three SNFs and one ILF from an unrelated third party. The four Pennsylvania facilities with 420 beds were added to an existing operator’s master lease with an initial cash yield of 9.5% with 2.5% annual rent escalators.

•

$9.1 million of new investments with an existing operator in the U.K.  The investments included two care homes (similar to ALFs in the U.S.) acquired from an unrelated third party and leased to an existing operator.  The two care homes were added to the existing operator’s master lease with an initial annual cash yield of 8.5% with 2.5% annual escalators.

•

We also acquired nine SNFs and one ALF for approximately $60.7 million throughout the U.S. and invested an additional $10.0 million in an existing $50.0 million mezzanine loan. The annual interest rate was fixed at 12.0% per annum and the maturity date of the mezzanine loan was extended to May 2023.

•	$180.9 million of investments in our capital expenditure programs.

As of December 31, 2018, our portfolio of investments included 924 healthcare facilities located in 41 states and the U.K. and operated by 68 third-party operators and was made up of the following:

•	735 SNFs, 116 ALFs, 14 specialty facilities and one medical office building;
•	fixed rate mortgages on 51 SNFs and three ALFs; and
•	four facilities closed or held for sale.

As of December 31, 2018, our investments in these facilities, net of impairments and reserves for uncollectible loans, totaled approximately $8.6 billion.  In addition, we held other investments of approximately $504.6 million, consisting primarily of secured loans to third-party operators of our facilities and a $31.0 million investment in an unconsolidated joint venture.

On January 2, 2019, Omega and Omega OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MedEquities Realty Trust, Inc. (“MedEquities”) and its subsidiary operating partnership and the general partner of its subsidiary operating partnership.    Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Omega will acquire MedEquities and MedEquities will be merged with and into Omega (the “Merger”) at the effective time of the Merger with Omega continuing as the surviving company. At the effective time, each outstanding share of MedEquities common stock will be converted into the right to receive (i) 0.235 of a share of Omega common stock, plus cash in lieu of fractional shares, and (ii) $2.00 in cash, without interest, subject to adjustments as set forth in the Merger Agreement under certain limited circumstances.  As of December 31, 2018, the total consideration expected to be exchanged in the merger, including the assumption of debt is approximately $600 million.  The Merger Agreement also provides that MedEquities will declare a special dividend of $0.21 per share of MedEquities common stock (the “Pre-Closing Dividend”) payable to the holders of record of MedEquities common stock as of the trading day immediately prior to the closing date of the Merger, which dividend will be payable following the effective time of the Merger together with the cash consideration under the Merger Agreement.

Summary of Financial Information by Asset Category

The following table summarizes our revenues by asset category for 2018, 2017 and 2016. (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 – Properties,  Note 4 – Direct Financing Leases, Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments).

Revenues by Asset Category

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Core assets:
Rental income	$767,340	$775,176	$743,885
Income from direct financing leases	1,636	32,336	62,298
Mortgage interest income	70,312	66,202	69,811
Total core assets revenues	839,288	873,714	875,994
Other investment income	40,228	29,225	21,852
Miscellaneous income	2,166	5,446	2,981
Total operating revenues	$881,682	$908,385	$900,827

The following table summarizes our real estate assets by asset category as of December 31, 2018 and 2017:

Assets by Category

(in thousands)

	As of December 31,
	2018	2017
Core assets:
Buildings	$6,056,820	$6,098,119
Land	786,174	795,874
Furniture, fixtures and equipment	447,610	440,737
Site improvements	250,917	227,150
Construction in progress	204,889	94,080
Total real estate investments	7,746,410	7,655,960
Investments in direct financing leases - net	132,262	364,965
Mortgage notes receivable - net	710,858	671,232
Total core assets	8,589,530	8,692,157
Other investments - net	504,626	276,342
Investment in unconsolidated joint venture	31,045	36,516
Total real estate assets before held for sale assets	9,125,201	9,005,015
Assets held for sale - net	989	86,699
Total investments	$9,126,190	$9,091,714

Description of the Business

Investment Strategy. We maintain a portfolio of long-term healthcare facilities and mortgages on healthcare facilities located in the U.S. and the U.K. Our investments are generally geographically diverse and operated by a diverse group of established, middle‑market healthcare operators that meet our standards for quality and experience of management and creditworthiness. Our criteria for evaluating potential investments includes but is not limited to:

•the quality and experience of management and the creditworthiness of the operator of the facility;

•the facility’s historical and forecasted cash flow and its ability to meet operational needs, capital expenditure requirements and lease or debt service obligations;

•the construction quality, condition and design of the facility;

•the location of the facility;

•the tax, growth, regulatory and reimbursement environment of the applicable jurisdiction;

•the occupancy rate for the facility and demand for similar healthcare facilities in the same or nearby communities; and

•the payor mix of private, Medicare and Medicaid patients at the facility.

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

We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures. The following summarizes our primary investment structures. The average annualized yields described below reflect existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of December 31, 2018, set forth below, are not necessarily indicative of future yields, which may be lower.

Triple-Net Operating Leases. Triple-net operating leases typically range from 5 to 15 years, plus renewal options. Our leases generally provide for minimum annual rentals that are subject to annual formula increases based on factors such as increases in the Consumer Price Index. At December 31, 2018, our average annualized yield from operating leases was approximately 9.2%.

Direct Financing Leases. In addition to our typical lease agreements, three of our leases are being accounted for as direct financing leases with annual escalators. At December 31, 2018, our average annualized yield from the direct financing leases was approximately 9.0% (excluding our investments with Orianna Health Systems).

Fixed-Rate Mortgages. Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At December 31, 2018, our average annualized yield on these investments was approximately 10.1%.

The table set forth in Item 2 – Properties contains information regarding our properties and investments as of December 31, 2018.

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

Competition. The healthcare industry is highly competitive and will likely become more competitive in the future. We face competition from other REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom have greater resources and lower costs of capital than us.  We believe our use of data analytics to assist our operators in enhancing their operations provides us a competitive advantage. Our operators compete on a local and regional basis with operators of facilities that provide comparable services. The basis of competition for our operators includes the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population and surrounding areas.

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

The following discussion, to the extent it constitutes matters of law or legal conclusions (assuming the facts, representations and assumptions upon which the discussion is based are accurate), represents some of the material United States federal income tax considerations relevant to ownership of our securities. The sections of the Code relating to the qualification and operation as a REIT are highly technical and complex. The following discussion sets forth certain material aspects of those sections. The information in this section is based on, and is qualified in its entirety by the Code; the Tax Act (as defined in Item 1A. “Risk Factors” below); current, temporary and proposed Treasury Regulations (“Treasury Regulations”) promulgated under the Code; the legislative history of the Code; current administrative interpretations and practices of the Internal Revenue Service (“IRS”); and court decisions, in each case, as of the date of this report. In addition, the administrative interpretations and practices of the IRS include its practices and policies as expressed in private letter rulings, which are not binding on the IRS, except with respect to the particular taxpayers who requested and received those rulings.  For purposes of the discussion below, the “Highest Regular Corporate Tax Rate” means 21% for taxable years beginning on or after January 1, 2018, and 35% for taxable years beginning before January 1, 2018.

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

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. However, we will be subject to certain federal income taxes as follows.  First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 21% (35% for taxable years beginning before January 1, 2018) tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner. Second, for taxable years beginning before January 1, 2018, under certain circumstances, we may have been subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders. Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the Highest Regular Corporate Tax Rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us, (i.e., when we are acting as a dealer), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but nonetheless have maintained our qualification as a REIT because certain other remedial requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability. Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary (“TRS”) that are not conducted on an arm’s-length basis. Eighth, if we acquire any asset that is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset (for dispositions made in taxable years beginning after December 31, 2016) during the 5-year period beginning on the date on which such asset was acquired by us (such period, the “recognition period”), then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the Highest Regular Corporate Tax Rate. The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

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

Income Tests. To maintain our qualification as a REIT, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (including generally “rents from real property,” interest on mortgages on real property, and gains on sale of real property and real property mortgages, other than property described in Section 1221(a)(1) of the Code) and income derived from certain types of temporary investments. Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments, dividends, interest and gain from the sale or disposition of stock or securities other than property held for sale to customers in the ordinary course of business.

Rents received by us will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met. First, the amount of the rent must not be based in whole or in part on the net income or profits of any person. However, any amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of gross receipts or sales. Second, the Code provides that rents received from a tenant (other than rent from a tenant that is a TRS that meets the requirements described below) will not qualify as “rents from real property” in satisfying the gross income tests if we, or an owner (actually or constructively) of 10% or more of the value of our stock, actually or constructively owns 10% or more of such tenant, which is defined as a related party tenant taking into account certain complex attribution rules. Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Finally, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property, or furnish or render services to the tenants of such property, other than through an independent contractor from which we derive no revenue. We may, however, directly perform certain services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not otherwise considered “rendered to the occupant” of the property. In addition, we may directly provide a minimal amount of “non-customary” services to the tenants of a property as long as our income from the services does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the stock of a TRS, which may provide customary and non-customary services to our tenants without tainting our rental income from the related properties.

The term “interest” generally does not include any amount received or accrued (directly or indirectly) if the determination of such amount depends in whole or in part on the net income or profits of any person. However, an amount received or accrued generally will not be excluded from the term “interest” solely by reason of being based on a fixed percentage or percentages of gross receipts or sales. In addition, an amount that is based on the net income or profits of a debtor will be qualifying interest income as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property, but only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

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

A modification of a mortgage loan, if it is deemed significant for income tax purposes, could be considered to be the deemed issuance of a new mortgage loan that is subject to re-testing under these rules, with the possible re-characterization of the mortgage interest on such loan as non-qualifying income for purposes of the 75% gross income test (but not the 95% gross income test, which is discussed below), as well as non-qualifying assets under the asset test (discussed below) and the deemed exchange of the modified loan for the new loan could result in imposition of the 100% prohibited transaction tax (also discussed below). IRS guidance provides relief in the case of certain existing mortgage loans held by a REIT that are modified in response to these market conditions such that (i) the modified mortgage loan need not be re-tested for purposes of determining whether the income from the mortgage loan continues to be qualified income for purposes of the 75% gross income test or whether the mortgage loan retains its character as a qualified REIT asset for purposes of the asset test (discussed below), and (ii) the modification of the loan will not be treated as a prohibited transaction. At present, we do not hold any mortgage loans that have been modified, which would require us to take advantage of these rules for special relief.  We monitor our mortgage loans and direct financing leases for compliance with the above rules.

Prohibited Transactions. We will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets is primarily held for sale to customers and that a sale of any of our assets would not be in the ordinary course of our business. Whether a REIT holds an asset primarily for sale to customers in the ordinary course of a trade or business depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset.  The Code provides a set of “safe-harbor provisions,” which, if met, generally will exempt a sale or disposition of property by us from being subject to the 100% tax on sales to customers in the ordinary course of our trade or business.  In connection with the sale of any of our assets, we generally attempt to comply with the terms of safe-harbor provisions in the Code so as to minimize the risk that a sale of property by us would be characterized as a prohibited transaction and subject to the 100% tax on any gain from such sale. The Code also provides a number of alternative exceptions from the 100% tax on “prohibited transactions” if certain requirements have been satisfied with respect to property disposed of by a REIT. These requirements relate primarily to the number and/or amount of properties disposed of by a REIT, the period of time the property has been held by the REIT, and/or aggregate expenditures made by the REIT with respect to the property being disposed of. The conditions needed to meet these requirements have been lowered several times through amendments to the Code. However, we cannot assure that we will be able to comply with the safe-harbor provisions or that we would be able to avoid the 100% tax on prohibited transactions if we were to dispose of an owned property that otherwise may be characterized as property that we hold primarily for sale to customers in the ordinary course of a trade or business.

Foreclosure Property. We will be subject to tax at the Highest Regular Corporate Tax Rate on any income from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property is treated as qualifying for purposes of the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

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

Such property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer (for a total of up to six years) if an extension is granted by the Secretary of the Treasury. In the case of a “qualified health care property” acquired solely as a result of termination of a lease, but not in connection with default or an imminent default on the lease, the initial grace period terminates on the second (rather than the third) taxable year following the year in which the REIT acquired the property (unless the REIT establishes the need for and the Secretary of the Treasury grants one or more extensions, not exceeding six years in total, including the original two-year period, to provide for the orderly leasing or liquidation of the REIT’s interest in the qualified health care property). This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

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

The definition of foreclosure property includes any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). However, we do not currently own any property with respect to which we have made foreclosure property elections.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to comply with certain REIT requirements. In certain cases, we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to comply with certain REIT requirements. As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2017 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.  We cannot predict whether, in the future, our income from foreclosure property will be significant and whether we could be required to pay a significant amount of tax on that income.

Hedging Transactions. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument for the purpose of hedging our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income and excluded from the computations determining compliance with the 95% and 75% gross income tests.  As described in Item 7A – Quantitative and Qualitative Disclosures About Market Risk, we have entered into certain interest rate swap agreements to hedge our risk against fluctuations in interest rates and the swaps have been structured to satisfy the requirements of the tax treatment outlined above.  Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income and may be excluded from our computations in determining compliance with the 95% and 75% gross income tests.  To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests.  We believe that we have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

TRS Income. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. If a TRS owns directly or indirectly owns more than 35% of the voting power or value of the stock of another corporation, the other corporation also will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs (for taxable years beginning before January 1, 2018, the limitation on ownership of TRS stock was 25%).  After 2009, a TRS  was permitted to own or lease a health care facility provided that the facility is operated and managed by an “eligible independent contractor.” A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the new rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s operators that are not conducted on an arm’s-length basis.  As stated above, we do not lease any of our facilities to any of our TRSs.

Failure to Satisfy Income Tests. If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are entitled to relief under certain relief provisions of the Code. These relief provisions will be generally available if (1) our failure to meet such tests was due to reasonable cause and not due to willful neglect, (2) we attach a schedule of the sources of our income to our tax return, and (3) any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances we would be entitled to the benefit of these relief provisions. Even if these relief provisions apply, we would incur a 100% tax on the gross income attributable to the greater of the amounts by which we fail the 75% and 95% gross income tests, multiplied by a fraction intended to reflect our profitability and we would file a schedule with descriptions of each item of gross income that caused the failure.

Asset Tests. At the close of each quarter of our taxable year, we must also satisfy the following tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets (including (i) our allocable share of real estate assets held by partnerships in which we own an interest and (ii) stock or debt instruments held for less than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of our company), cash, cash items and government securities. Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities. Fourth, with respect to taxable years beginning after December 31, 2015, no more than 25% of the value of our total assets may be represented by nonqualified publicly offered REIT debt instruments.  Fifth, no more than 20% of the value of our total assets may consist of the securities of one or more TRSs (25% in the case of  a taxable year beginning before  January 1, 2018). Sixth, no more than 25% of the value of our total assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries, or  other assets that are not qualifying assets for purposes of the 75% asset test.

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

We may own up to 100% of the stock of one or more TRSs. However, overall, no more than 20% (or 25% with respect to taxable years beginning before January 1, 2018) of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries (including stock in non-REIT C corporations) and other assets that are not qualifying assets for purposes of the 75% asset test.  We believe that the value of our TRSs is substantially less than 20% of the value of our assets and we do not expect the value of our TRSs to increase materially in the future.

If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset for purposes of the 75% test. The nonqualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property.  Prior to January 1, 2016, in the case of a mortgage loan that is secured by both real and personal property, a portion of the mortgage loan was required to be treated as a nonqualifying assets for purposes of the 75% tests if the fair market value of the real property at the time the loan was made was less than the principal amount of the loan.  For taxable years beginning after December 31, 2015, in the case of a mortgage loan that is secured by both real and personal property, such allocation is required only if the fair market value of the personal property exceeds 15% of the value of the property.  We do not expect the change in the rules for allocation of mortgage interest to have an impact on our ability to satisfy either of the asset tests going forward.  As discussed under the 75% gross income test (see above), the IRS provided relief from re-testing certain mortgage loans held by a REIT that have been modified as a result of the current distressed market conditions with respect to real property. At present, we do not hold any mortgage loans that have been modified, which would require us to take advantage of these rules for special relief.

After initially meeting the asset tests at the close of any quarter, we will not lose our status as a REIT for failure to satisfy any of the asset tests at the end of a subsequent quarter solely by reason of changes in asset values. If the failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

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

The availability to us of, among other things, depreciation deductions with respect to our owned facilities (which reduce our taxable income and the amount of our required dividend distributions) depends upon the determination that, for federal income tax purposes, we are the true owner of such facilities for federal income tax purposes, which is dependent on the classification of the leases to operators or our facilities as “true leases” rather than financing arrangements for federal income tax purposes. The determinations of whether (1) we are the owner of such facilities, and (2) the leases are true leases, for federal tax purposes are essentially factual matters.  With the exception of certain financing arrangements for federal income tax purposes, we believe that we will be treated as the owner of each of the facilities that we lease, and such leases will be treated as true leases for federal income tax purposes. However, no assurances can be given that the IRS will not successfully challenge our status as the owner of our facilities subject to leases, and the status of such leases as true leases, asserting that the purchase of the facilities by us and the leasing of such facilities merely constitute steps in secured financing transactions in which the lessees are owners of the facilities and we are merely a secured creditor. In such event, we would not be entitled to claim depreciation deductions with respect to any of the affected facilities.  Other changes included in the Tax Act that could impact the amount of our taxable income for our taxable year ended December 31, 2018, include the limitation of the deduction for interest expense, the limitation on the deduction for certain compensation paid to certain of our executive officers, and the changes to the Code expanding the definitions of “lobbying and political expenditures” and “fines, penalties, and other amounts” for purposes of determining whether expenditures of these types continue to qualify as ordinary and necessary trade or business expenses that may be deducted in computing taxable income.  Since we are engaged in a qualified real property trade or business, we may elect out of the limitations on the deduction for interest expenses.  If we determine the need to make such an election, we will be required to use a longer depreciable life for certain of our real property, which will reduce the amount we may claim currently as depreciation expense for purposes of computing our taxable income.  The result of any of the above could cause us to fail to meet the 90% distribution requirement or, if such requirement is met, we might be subject to corporate income tax or the 4% excise tax.

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

Some of the subsidiaries are classified as TRSs. As described above, a TRS may earn income that would not be qualifying income if earned directly by the parent REIT; however, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs (25% for taxable years beginning before January 1, 2018). One or more of our TRSs hold a number of assets that cannot be owned directly by a REIT.  We believe that  the value of the securities of our TRSs is far less than the permitted percentage thresholds described in this section.

Some of the subsidiaries are classified as partnerships. In the case of a REIT that is a partner in a partnership, such REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests.  Thus, our proportionate share of the assets, liabilities, and items of income of any partnership, joint venture, or limited liability company that is treated as a partnership for federal income tax purposes in which we own an interest, directly or indirectly, will be treated as our assets and gross income for purposes of applying the various REIT qualification requirements.  See Tax Aspects of Our Investments in our Operating Partnership and Subsidiary Partnerships below.

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

Classification as Partnerships.  We will be entitled to include in our income our distributive share of each item of Omega OP’s income and to deduct our distributive share of each item of Omega OP’s expense or loss only if Omega OP is classified for federal income tax purposes as a partnership (or an entity that is disregarded for federal income tax purposes if the entity is treated as having only one owner for federal income tax purposes) rather than as a corporation or an association taxable as a corporation. An unincorporated entity with at least two owners or members will be classified as a partnership, rather than as a corporation, for federal income tax purposes if it:

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

A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof.  A partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof, and thus, characterized as a publicly traded partnership that is taxed as a corporation for U.S. federal income tax purposes, may nevertheless avoid characterization as a corporation for any taxable year if, for each taxable year beginning after December 31, 1987, in which it was classified as a publicly traded partnership, 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including real property rents, gains from the sale or other disposition of real property, interest, and dividends (the “Qualifying Income Exception”). The Treasury Regulations provide limited safe harbors under which certain transfers of interests in the partnership may be ignored or not taken into account in the determination of whether a partnership’s interests are considered to be readily tradable on a secondary market or the substantial equivalent thereof (the “PTP Transfer Exceptions”). Omega OP’s partnership agreement contains provisions enabling its general partner to take such steps as are necessary or appropriate to prevent the issuance and transfers of interests in Omega OP that do not satisfy one of the PTP Transfer Exceptions, and thus, cause Omega OP to be treated as a publicly traded partnership.  To date, we believe that all transfers of Omega OP Units have satisfied one of the PTP Transfer Exceptions.  However, even if the transfers of Omega OP Units failed to qualify for any of the PTP Transfer Exceptions, and Omega OP was considered to be a publicly traded partnership, we believe that Omega OP would have sufficient qualifying income to satisfy the Qualifying Income Exception, and therefore, would not be treated as a corporation for U.S. federal income tax purposes.

We have not requested, and do not intend to request, a ruling from the IRS that Omega OP will be classified as a partnership and not as a corporation for federal income tax purposes. If for any reason the Omega OP were taxable as a corporation, rather than as a partnership, for U.S. federal income tax purposes, we likely would not be able to qualify as a REIT unless we qualified for certain relief provisions. See the discussions entitled “Failure to Satisfy Income Tests,” “Asset Tests” and “Failure to Qualify” set forth above. In addition, any change in a partnership’s status for tax purposes might be treated as a taxable event, in which case we might incur tax liability without any related cash distribution. See Annual Distribution Requirements above. Further, items of income and deduction of such partnership would not pass through to its partners, and its partners would be treated as stockholders for tax purposes. Consequently, such partnership would be required to pay income tax at corporate rates on its net income, and distributions to its partners would constitute dividends that would not be deductible in computing such partnership’s taxable income.

Partners, Not the Partnerships, Subject to Tax. A partnership is not a taxable entity for federal income tax purposes. Rather, we are required to take into account our allocable share of each item of Omega OP’s income, gain, loss, deduction, and credit for any taxable year of Omega OP ending within or with our taxable year, without regard to whether we have received or will receive any distribution from Omega OP.

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

Omega OP has, in the past, received contributions of properties having a “carryover” tax basis that is different from the basis of such properties as determined for book or financial accounting purposes. As a result, such properties had significant built-in gain or loss subject to Section 704(c) of the Code. As the general partner of Omega OP, we are required to account for the book-tax difference with respect to the properties contributed to Omega OP under a method approved by Section 704(c) of the Code and the Treasury Regulations, which could result in an allocation of an amount of taxable income from the ownership, or gain or loss from the disposition, of such properties by Omega OP to holders of OP units that contributed such properties that varies from allocations of financial accounting income or gain realized as a result of the ownership and/or disposition of such properties.

Sale of a Partnership’s Property.  Generally, any gain realized by a partnership on the sale of property held by the partnership for more than one year will be long-term capital gain, except for any portion of such gain that is treated as depreciation or cost recovery recapture. Our share of any gain realized by Omega OP on the sale of any property held by Omega OP as inventory or other property held primarily for sale to customers in the ordinary course of Omega OP’s trade or business will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Such prohibited transaction income also may have an adverse effect upon our ability to satisfy the income tests for REIT status. See Income Tests above. We do not presently intend to acquire or hold or to allow Omega OP to acquire or hold any property that represents inventory or other property held primarily for sale to customers in the ordinary course of Omega OP’s trade or business.

Government Regulation and Reimbursement

The healthcare industry is heavily regulated. Our operators are subject to extensive and complex federal, state and local healthcare laws and regulations. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act among others. The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Healthcare Reform.  A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). The Trump administration has brought several Congressional efforts to repeal and replace the Affordable Care Act.  We expect additional rules, regulations and judicial interpretations in response to legal and other constitutional challenges to be issued that may materially affect our operators’ financial condition and operations.  Even if the Healthcare Reform Law is not ultimately amended or repealed, the new administration could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the new administration that would impact the current implementation of the Healthcare Reform Law remains uncertain. Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended or repealed.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. While the federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016, the federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years. Although the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs, as of January 4, 2019, thirty-seven (37) states including the District of Columbia have expanded Medicaid eligibility with additional states continuing to consider expansion.

Medicare.  On July 31, 2018, CMS issued a final rule regarding the fiscal year (“FY”) 2019 Medicare payment rates and quality payment programs for SNFs, which continues the trend of shifting Medicare payments from volume to value.  Proposed aggregate payments to SNFs, which became effective October 1, 2018 for FY 2019, are expected to increase by $820 million over FY 2017 payments. This reimbursement increase is attributable to a 2.4% market basket increase as required under the Bipartisan Budget Act of 2018. As mandated by the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”), the annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program (“QRP”).

Payments to providers are being increasingly tied to quality and efficiency.  CMS finalized the previously proposed rule to replace the SNF PPS RUG-IV case-mix classification methodology with a new value-based Patient Driven Payment Model (“PDPM”).  The PDPM is designed to improve the incentives to treat the needs of the whole patient, rather on the volume of services the patient receives.  The PDPM will be effective October 1, 2019 (FY 2020) to allow time for education and training of SNFs in preparation for the new payment model.

These prospective reimbursement changes as well as the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act, which became effective on October 1, 2018, could have a material adverse effect on our operators’ financial condition and operations, adversely impacting their ability to meet their obligations to us.

In addition to Medicare payment rates, SNFs continue to be impacted by the “Bipartisan Budget Act of 2018,” which extended Medicare sequestration and Medicare reimbursement cuts to providers and plans by 2% across the board, for an additional two years through 2027.

Furthermore, while the exceptions review process for therapy caps stipulated by MACRA expired December 31, 2017, the Bipartisan Budget Act of 2018 permanently repealed the therapy caps and the exceptions review process that applied to Medicare Part B therapy coverage as of January 1, 2018.  The industry estimates that these changes may potentially (i) result in the restoration of Medicare Part B SNF revenues that would have declined had the therapy caps remained in place and (ii) permit continued medically necessary services to maintain beneficiary quality of care levels. However, these changes reduced the reimbursement rate for Medicare Part B therapy services performed by therapy assistants to 85% of the physician fee schedule beginning January 1, 2022 which may offset some of the additional expenses.  The Bipartisan Budget Act of 2018 also restored the limited post-pay claims review process and eliminated a threat to future SNF Medicare payment rates by ending the “Independent Payment Advisory Board” established under the Healthcare Reform Law.

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

Office of the Inspector General Activities.  Beginning June 15, 2017, the Office of Inspector General (“OIG”) began updating its Work Plan website monthly in order to enhance transparency around the OIG’s continuous work planning efforts.  The OIG reported in its January 2018 update that it would review the quality of care provided to Medicare beneficiaries, including elders and disabled persons, who are being treated at inpatient and outpatient medical facilities for conditions that may be the result of abuse or neglect. The OIG referenced prior reviews which indicated problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes, and skilled nursing facilities.   The OIG additionally included a review of the staffing levels reported by SNFs as part of its August 2018 updates, as well as a review involuntary transfers and discharges from nursing homes in its November 2018 updates  The OIG is continuing to review whether ambulance services paid by Medicare Part B were appropriately subject to Part A SNF consolidated billing requirements.

These monthly Work Plan updates supplement the OIG’s Work Plan for government fiscal year 2017 that included seven projects related specifically to nursing homes: (1) determining to what extent State agencies investigate serious nursing home complaints within the required timeframes; (2) unreported incidents of potential abuse and neglect in SNFs; (3) review of SNF Medicare reimbursement documentation (determine if it meets requirements for each particular resource utilization group); (4) the SNF Adverse Event Screening Tool, which will disseminate practical information about the SNF Adverse Event Trigger Tool; (5) review of the National Background Check Program for long-term care employees; (6) compliance with the SNF prospective payment system requirement related to a three-day qualifying inpatient hospital stay; and (7) review of potentially avoidable hospitalizations of Medicare and Medicaid-Eligible nursing facility residents and prevention and detection services provided by nursing homes.  Additionally, regional Recovery Audit Contractor program auditors along with the OIG and Department of Justice are expected to continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges.

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

Medicare and Medicaid Program Audits.  Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the HHS-OIG and HHS-OCR, CMS and state Medicaid programs, may conduct audits of our operators’ billing practices.  Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, to managed Medicare plans and in the Medicaid program.  CMS also employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. Should any of our operators be found out of compliance with any of these laws, regulations or programs, our business, our financial position and our results of operations could be negatively impacted.

Fraud and Abuse. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts.

These laws include: (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs; (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid Anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, such as services provided in a SNF; (iii) federal and state physician self-referral laws (commonly referred to as the Stark Law), which generally prohibit referrals by physicians to entities for designated health services (some of which are provided in SNFs) with which the physician or an immediate family member has a financial relationship; (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights.  Additionally, in a final rule issued in January, 2013, HHS modified the standard for determining whether a breach has occurred by creating a presumption that any non-permitted acquisition, access, use or disclosure of protected health information is a breach unless the covered entity or business associate can demonstrate that there is a low probability that the information has been compromised, based on a risk assessment.  HHS continued its auditing program in 2016 to assess compliance efforts by covered entities and business associates. Through a second phase of audits, which commenced for covered entities in July 2016, HHS focused on a review of policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules.  Covered entities and business associates selected for a desk audit have the potential to be selected for an on-site audit.  The HHS Office for Civil Rights reported that as of February 2018, the Phase 2 desk audits of covered entities and business associates were completed, and additional comprehensive on-site audits would be conducted as part of a permanent audit program going forward.

Various states have similar laws and regulations that govern the maintenance and safeguarding of patient records, charts and other information generated in connection with the provision of professional medical services. These laws and regulations require our operators to expend the requisite resources to secure protected health information, including the funding of costs associated with technology upgrades. Operators found in violation of HIPAA or any other privacy law or regulation may face significant monetary penalties. In addition, compliance with an operator’s notification requirements in the event of a breach of unsecured protected health information could cause reputational harm to an operator’s business.

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

Executive Officers of Our Company

Biographical information regarding our executive officers and their ages as of February 1, 2019 are set forth below:

C. Taylor Pickett (57) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett has also been a member of the board of trustees of Corporate Office Properties Trust, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (55) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

Steven J. Insoft (54) is our Chief Corporate Development Officer and has served in this capacity since April 1, 2015. Mr. Insoft served as President and Chief Operating Officer of Aviv REIT, Inc. since 2012, while previously serving as Chief Financial Officer and Treasurer. Prior to joining Aviv REIT, Inc. in 2005, Mr. Insoft spent eight years as a Vice President and Senior Investment Officer of Nationwide Health Properties, Inc., a publicly-traded REIT. Before that, he was President and Chief Financial Officer of CMI Senior Housing & Healthcare, Inc., a privately-held nursing home and assisted living facility operations and development company, for seven years.

Robert O. Stephenson (55) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (50) is our Chief Accounting Officer and has served in this capacity since February 2007. From April 2005 to February 2007, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller of Newell Rubbermaid Inc., and from August 2002 to April 2005, Mr. Ritz served as the Director, Financial Reporting of Newell Rubbermaid Inc. From July 2001 through August 2002, Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc.

As of February 18, 2019, we had 51 full-time employees, including the five executive officers listed above.

Item 1A – Risk Factors

Following are some of the risks and uncertainties that could cause our financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or our other filings with the SEC. These risks should be read in conjunction with the other risks described in this report, including but not limited to those described in Taxation and Government Regulation and Reimbursement under Item 1 above. The risks described in this report are not the only risks facing us and there may be additional risks we are not presently aware of or that we currently consider unlikely to significantly impact us. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.

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

Our operators are subject to numerous federal, state and local laws and regulations, including those described below, that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from new legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators, guarantors and managers. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us.

•

Reimbursement; Medicare and Medicaid. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. See Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform, Reimbursement Generally,  Medicaid, and  Medicare, and the risk factor entitled Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced for a further discussion on governmental and third-party payor reimbursement and the associated risks presented to our operators. Failure to maintain certification in these programs would result in a loss of reimbursement from such programs and could result in a reduction in an operator’s revenues and operating margins, thereby negatively impacting an operator’s ability to meet its obligations to us.

•

Quality of Care Initiatives. The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators, including a quality rating system for nursing homes. See Item 1. Business – Government Regulation and Reimbursement – Quality of Care Initiatives. Any unsatisfactory rating of our operators under any rating system promulgated by the CMS could result in the loss of our operators’ residents or lower reimbursement rates, which could adversely impact their revenues and our business.

•

Licensing and Certification. Our operators and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. See Item 1. Business – Government Regulation and Reimbursement – Licensing and Certification. Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. Failure to obtain any required licensure or certification, the loss or suspension of any required licensure or certification, or any violations or deficiencies with respect to relevant operating standards may require a facility to cease operations or result in ineligibility for reimbursement until the necessary licenses or certifications are obtained or reinstated, or any such violations or deficiencies are cured. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently. Additionally, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, closure or change of ownership of certain healthcare facilities, which has the potential to impact some of our operators’ abilities to expand or change their businesses.  Further, Medicare and Medicaid provider approvals, as applicable, may be needed prior to an operator’s change of ownership.

•

Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers.  In addition to our operators, there is the potential that we may become subject directly to healthcare laws and regulations because of the broad nature of some these provisions.  Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts and are subject to change. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud investigations and initiatives against healthcare providers, and provide for, among other things, claims to be filed by qui tam relators. See Item 1. Business – Government Regulation and Reimbursement – Fraud and Abuse. The violation by an operator of any of these extensive laws or regulations, including the Anti-kickback Statute, False Claims Act and the Stark Law, could result in the imposition of criminal fines and imprisonment, civil monetary penalties, and exclusion from Medicare, Medicaid and all other federal and state healthcare programs.  Such fines or penalties, in addition to expending considerable resources responding to an investigation or enforcement action, could adversely affect an operator’s financial position and jeopardize an operator’s ability to make lease or mortgage payments to us or to continue operating its facility. Additionally, many states have adopted or are considering legislative proposals similar to the federal anti-fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to private or other third-party payors, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of whether the service was reimbursed by Medicare or Medicaid.  Healthcare providers and facilities may also experience an increase in medical record reviews from a host of government agencies and contractors, including the HHS Office of the Inspector General, the Department of Justice, Zone Program Integrity Contractors, and Recovery Audit Contractors.

•

Privacy Laws. Our operators are subject to federal, state and local laws and regulations designed to protect the privacy and security of patient health information, including HIPAA, among others. See Item 1. Business – Government Regulation and Reimbursement – Privacy. These laws and regulations require our operators to expend the requisite resources to protect the confidentiality and security of patient health information, including the funding of costs associated with operational and technology upgrades. Operators found in violation of HIPAA or any other privacy or security law may face significant monetary penalties. In addition, a breach of unsecured protected health information could cause reputational harm to an operator’s business in addition to a material adverse effect on the operator’s financial position and cash flows.

•

Other Laws. Other federal, state and local laws and regulations affect how our operators conduct their operations. See Item 1. Business – Government Regulation and Reimbursement – Other Laws and Regulations. We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.

•

Legislative and Regulatory Developments. Each year, legislative and regulatory proposals are introduced at the federal, state and local levels that, if adopted, would result in major changes to the healthcare system. See Item 1. Business – Government Regulation and Reimbursement in addition to the other risk factors set forth below. We cannot accurately predict whether any proposals will be adopted, and if adopted, what effect (if any) these proposals would have on our operators or our business.  If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of new laws and regulations, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.  Changes to, or repeal of, the Healthcare Reform Law could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the Healthcare Reform Law is not amended or repealed, changes impacting implementation of the Healthcare Reform Law, could materially and adversely affect our financial position or operations.  However, the ultimate content, timing or effect of any potential future legislation cannot be predicted.

Alternative payment models require certain changes to reimbursement and studies of reimbursement policies that may adversely affect payments to SNFs.

Alternative payment models, as well as other legislative initiatives included in the Protecting Access to Medicare Act of 2014 and other laws introduced by Congress, have the potential to affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, setting reimbursement caps, implementing value-based purchasing and payment bundling, and studying the appropriateness of restrictions on payments for health care acquired conditions. Several commercial payors have expressed an intent to pursue certain value-based purchasing models and initiatives. These provisions are in various stages of implementation. See Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform, Reimbursement Generally, and Medicare.    Although we cannot accurately predict the extent to which or how such provisions may be implemented, or the effect any such implementation would have on our operators or our business, these provisions could result in decreases in payments to our operators, increase our operators’ costs or otherwise adversely affect the results of operations or financial condition of our operators, thereby negatively impacting their ability to meet their obligations to us.

The Healthcare Reform Law imposes additional requirements on SNFs regarding compliance and disclosure.

The Healthcare Reform Law requires SNFs to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. HHS included in Final Rule published on October 4, 2016 the requirement for operators to implement a compliance and ethics program as a condition of participation in Medicare and Medicaid.  Long-term care facilities, including SNFs, have until November 28, 2019 to comply.  See Item 1. Business – Government Regulation and Reimbursement – Reform Requirements for Long-Term Care Facilities for a further discussion of the reform requirements set forth in the Final Rule.  If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.

Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced or modified.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Additionally, reimbursement from governmental and other third party payors could be reduced as part of retroactive adjustments during claims settlement processes or as result of post-payment audits. See Item 1. Business – Government Regulation and Reimbursement – Reimbursement Generally, Medicaid, and Medicare.  We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us. However, significant limits on the scope of services reimbursed and on reimbursement rates, as well as changes in reimbursement policies or other measures altering payment methodologies for services provided by our operators, could have a material adverse effect on our operators’ results of operations and financial condition, which could cause the revenues of our operators to decline and negatively impact their ability to meet their obligations to us.

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

Approved or proposed cost-containment measures, spending cuts and tax reform initiatives have resulted or could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Any such federal legislation that reduces reimbursement payments to healthcare providers could have a material adverse effect on certain of our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us. Additionally, as a result of state budget crises and financial shortfalls, many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a freeze on Medicaid rates or a reduction in reimbursement rates for our operators. See Item 1. Business – Government Regulation and Reimbursement – Reimbursement Generally, Medicaid, and Medicare.  These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs. Potential reductions in Medicare and Medicaid reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent or mortgage payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Medicaid enrollment may continue to increase in the future, as the Healthcare Reform Law allowed states to increase the number of people who are eligible for Medicaid in 2014. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

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

While we are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations we believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in the intensity of enforcement actions resulting from these investigations.  Insurance is not available to our operators to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on an operator’s financial condition. If an operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if an operator is required to pay uninsured punitive damages, or if an operator is subject to an uninsurable government enforcement action, the operator could be exposed to substantial additional liabilities. Such liabilities could adversely affect the operator’s ability to meet its obligations to us, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

Our development and redevelopment projects may not yield anticipated returns.

We consider and, when appropriate, invest in various development and redevelopment projects. In deciding whether to make an investment in a particular project, we make certain assumptions regarding the expected future performance of the property. Our assumptions are subject to risks generally associated with development and redevelopment projects, including, among others, that:

•	Our operators may not be able to complete the project on schedule or within budgeted amounts;
•

Our operators may encounter delays in obtaining or fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop or redevelop the property to market standards;

•	Volatility in the price of construction materials or labor may increase project costs;
•	The builders may fail to perform or satisfy the expectations of our operators;
•	We may incorrectly forecast risks associated with development in new geographic regions;
•	Demand for our project may decrease prior to completion, due to competition from other developments; and
•	New facilities may take longer than expected to reach stabilized operating levels, if at all.

If any of the risks described above occur, our development and redevelopment projects may not yield anticipated returns, which could have a material adverse effect on us.

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

The interest rate of our credit facilities, term loan facilities and derivatives contracts are priced using LIBOR.

London Inter-bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in credit facilities, term loan facilities and derivative contracts.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.  The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to LIBOR for use in financial and other derivatives contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. We have material borrowing contracts that are indexed to LIBOR.  At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate, however, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, we may be adversely impacted.

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

Our charter and bylaws contain various procedural and other requirements which could make it difficult for stockholders to effect certain corporate actions. Our Board of Directors (“Board”) has the authority to issue additional shares of preferred stock and to fix the preferences, rights and limitations of the preferred stock without stockholder approval. In addition, our charter contains limitations on the ownership of our capital stock intended to ensure we continue to meet the requirements for qualification as a REIT. These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities and/or result in the delay, deferral or prevention of a change in control or other transactions that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock.

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

Economic and other conditions that negatively affect states in which a greater percentage of our investments are located could adversely affect our financial results.

At December 31, 2018, the three states in which we had our highest concentration of investments were Florida (10%), Texas (10%) and Michigan (8%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including unfavorable Medicaid reimbursements rates for SNFs, downturns in the local economies, local real estate conditions, increased competition or decreased demand for our facilities, regional climate events, and unfavorable legislative or regulatory developments, which could adversely affect our business and results of operations.  The acquisition of MedEquities will increase the percentage of our investments in Texas, thereby increasing the impact of regulatory or other conditions in Texas on our portfolio.

The vote by the U.K. to leave the European Union could adversely affect us.

The United Kingdom’s (“U.K.”) referendum on withdrawal from the European Union (“E.U.”) on June 23, 2016 (referred to as “Brexit”), and subsequent notification of the U.K.’s intention to withdraw from the E.U. given on March 29, 2017, have adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the U.S. Dollar and other currencies. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the E.U., but there is uncertainty over what time period this will occur. A significantly weaker Pound Sterling compared to the U.S. Dollar could have a significant negative effect on our business, financial condition and results of operations. The decrease in value to the Pound Sterling and the impacts across global markets and foreign currencies may influence trends in consumer confidence and discretionary spending habits, but given the lack of precedent and uncertainty, it is unclear how Brexit will impact us.

The intention to withdraw began a two-year negotiating period to establish the withdrawal terms. Even if no agreement is reached, the U.K.’s separation still becomes effective if either the U.K. passes legislation to withdraw its previous notification of its intent to withdraw or unless all E.U. members unanimously agree on an extension. Negotiations have commenced to determine the future terms of the U.K. relationship with the E.U., including, among other things, a transition period for implementation of the withdrawal and the terms of trade between the U.K. and the E.U. If no agreement is reached by March 19, 2019, the U.K.’s membership in the E.U. could terminate under a so-called “hard Brexit” although the U.K. Parliament recently voted on a non-binding measure indicating it did not support a “hard Brexit” outcome.

The effects of Brexit will depend on many factors, including the nature of any agreements that the U.K. makes to retain access to E.U. single markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. In a “hard Brexit” scenario, there could be increased costs from re-imposition of tariffs on trade between the U.K. and E.U., shipping delays because of the need for customs inspections and procedures (which may be severe in the near term given the lack of infrastructure or preparedness for such inspections and procedures), and temporary shortages of certain goods. In addition, trade and investment between the U.K., the E.U., the United States and other countries will be impacted by the fact that the U.K. currently operates under the E.U.’s tax treaties. The U.K. will need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. While we cannot anticipate the outcome of these future negotiations, effects could include uncertainty regarding tax exemptions and reliefs within the E.U., as well as expected changes in tariffs and tax laws or regulations which could materially and adversely affect our business, future business opportunities, results of operations, financial condition, liquidity and cash flows.

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

Our primary assets are the units of partnership interest in Omega OP and, as a result, we will depend on distributions from Omega OP to pay dividends and expenses.

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

Members of our management and Board are holders of units of partnership interest in Omega OP, and their interests may differ from those of our public stockholders.

Some members of our management and Board hold partnership interest in Omega OP. Those unitholders may have conflicting interests with holders of the Company’s common stock. For example, such unitholders of Omega OP Units may have different tax positions from the Company or holders of our common stock, which could influence their decisions in their capacities as members of management regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness and how to structure future transactions.

Risks Related to Taxation

If we fail to maintain our REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates.

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Code. See Item 1. Business – Taxation of Omega. We believe that we have operated in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in a manner that will maintain our qualification as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. We cannot assure that we will at all times satisfy these rules and tests.

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

As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to you.

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

Market volatility may adversely affect the market price of our common stock. As with other publicly traded securities, the share price of our stock depends on many factors, which may change from time to time, including:

•	the market for similar securities issued by REITs;
•	changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•	our ability to meet our guidance estimates or analysts’ estimates;
•	prevailing interest rates;
•	our credit rating;
•	changes in legal and regulatory taxation obligations;
•	litigation and regulatory proceedings;
•	general economic and market conditions; and
•	the financial condition, performance and prospects of us, our tenants and our competitors.

Our issuance of additional capital stock, warrants or debt securities, whether or not convertible, may reduce the market price for our outstanding securities, including our common stock, and dilute the ownership interests of existing stockholders.

We cannot predict the effect, if any, that future sales of our capital stock, warrants or debt securities, or the availability of our securities for future sale, will have on the market price of our securities, including our common stock. Sales of substantial amounts of our common stock or preferred shares, warrants or debt securities convertible into or exercisable or exchangeable for common stock in the public market, or the perception that such sales might occur, could negatively impact the market price of our stock and the terms upon which we may obtain additional equity financing in the future. Our Board has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock.

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

In addition, our charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to shares of preferred stock could affect the residual value of the common stock.

There are no assurances of our ability to pay dividends in the future.

Our ability to pay dividends may be adversely affected upon the occurrence of any of the risks described herein. Our payment of dividends is subject to compliance with restrictions contained in our credit agreements, the indentures governing our senior notes and any preferred stock that our Board may from time to time designate and authorize for issuance. All dividends will be paid at the discretion of our Board and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include, a return of capital.

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

Risks Related to our Proposed Acquisition of MedEquities

The consummation of the merger is subject to a number of conditions which, if not satisfied or waived, would adversely impact the parties’ ability to complete the merger.

The merger, which is expected to be completed in the first half of 2019, is subject to certain closing conditions, including, among others: (i) the receipt by MedEquities of the affirmative vote of the holders of a majority of the outstanding shares of MedEquities common stock; (ii) the absence of any law that prohibits, restrains, enjoins or makes illegal the consummation of the merger; (iii) the absence of any order by any court of competent jurisdiction that prevents, restrains or enjoins the consummation of the merger or the other transactions contemplated by the merger agreement; (iv) the receipt of certain legal opinions by Omega and MedEquities; and (v) other customary conditions specified in the Merger Agreement.

There can be no assurance these conditions will be satisfied or waived, if permitted. Therefore, there can be no assurance with respect to the timing of the closing of the merger, or that the merger will be completed at all.

The pendency of the merger could adversely affect our business and operations.

In connection with the pending merger, some of our tenants, operators, borrowers, managers or vendors or MedEquities tenants, operators, borrowers, managers or vendors may react unfavorably or delay or defer decisions concerning their business relationships or transactions with us or MedEquities, which could adversely affect our business, regardless of whether the merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the merger, we may be unable (without the other prior written consent of MedEquities), during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial, and may cause us to forego certain opportunities we might otherwise pursue.

The merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of Omega common stock.

Because shares of our common stock will be issued in the merger, it is possible that, although we expect the merger to be accretive to earnings per share in the first full year, excluding one-time charges, the merger may be dilutive to our earnings per share, which could negatively affect the market price of shares of our common stock.

The issuance of shares of our common stock in the merger could have the effect of depressing the market price of shares of our common stock through dilution of earnings per share or otherwise.

In addition, future events and conditions could decrease or delay the accretion that is currently expected, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the merger. Any reduction in the expected accretion to our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

MedEquities may be the target of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. There can be no assurances as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the merger on the agreed-upon terms, such an injunction may delay or prevent the merger from being completed, which may adversely affect Omega’s and MedEquities’ respective business, financial position and results of operation.

If the merger is not consummated by June 30, 2019, either MedEquities or Omega may terminate the merger agreement.

Either MedEquities or Omega may terminate the merger agreement if the merger has not been consummated by June 30, 2019. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the merger agreement and that failure was the cause of, or resulted in, the failure to consummate the merger. In the event the Merger Agreement is terminated Omega will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities without realizing the anticipated benefits of the merger.

Following the merger, we may be unable to timely and successfully integrate the MedEquities business or realize the anticipated synergies and related benefits of the merger.

The merger involves the combination of two companies that currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating the portfolio and operations of MedEquities. Potential difficulties that we may encounter in the integration process include the following:

•

the inability to successfully combine MedEquities portfolio with ours in a manner that permits us to achieve the cost savings or other synergies or accretion anticipated to result from the merger, which would result in some anticipated benefits of the merger not being realized in the time frame currently anticipated, or at all;

•	the inability to successfully realize the anticipated value from some of MedEquities’ assets;
•	potential unknown liabilities and unforeseen increased expenses, delays or conditions in connection with the merger; and
•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.
•

it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of us to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the merger, or could otherwise adversely affect our business and financial results.

The market price of our common stock may decline as a result of the merger.

The market price of our common stock may decline as a result of the merger for a number of reasons, including if we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts. In addition, if the merger is consummated, our stockholders, including the former MedEquities’ stockholders, will own interests in a company operating an expanded business with a different mix of properties, risks and liabilities. Our current stockholders and former stockholders of MedEquities may not wish to continue to invest in us if the merger is consummated, or for other reasons may wish to dispose of some or all of their shares of Omega common stock. If, following the consummation of the merger, there is selling pressure on our common stock that exceeds demand at the market price, the price of our common stock could decline.

We may incur adverse tax consequences if MedEquities has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

It is a condition to the obligation of Omega to complete the merger that we receive the written opinion of MedEquities’ legal counsel to the effect that, for all taxable periods from MedEquities’ formation through the merger effective time, MedEquities has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and its actual method of operation has enabled MedEquities to meet, through the merger effective time, the requirements for qualification and taxation as a REIT under the Code. The opinion will be subject to customary exceptions, assumptions and qualifications and will be based on customary representations made by MedEquities, and if any such representations are or become inaccurate or incomplete, such opinion may be invalid and the conclusions reached therein could be jeopardized. In addition, the opinion will not be binding on the Internal Revenue Service (“IRS”) or any court, and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained. If MedEquities has failed or fails to qualify as a REIT for U.S. federal income tax purposes and the merger is completed, Omega generally would succeed to and may incur significant tax liabilities and Omega could possibly fail to qualify as a REIT. In addition, if MedEquities has failed or fails to qualify as a REIT for U.S. federal income tax purposes and the merger is completed, for the five-year period following the merger effective time, upon a taxable disposition of any of MedEquities’ assets, Omega generally would be subject to corporate level tax with respect to any gain in such asset at the time of the merger.

Failure to complete the merger could have material adverse effects on us.

There can be no assurance that the conditions to closing of the merger will be satisfied or waived or that the merger will be completed. If the merger is not completed, the ongoing business of Omega could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the merger, including the following:

•	Omega being required, under certain circumstances, to incur certain transaction costs, regardless of whether the merger closes;
•	diversion of our management focus and resources from operational matters and other strategic opportunities while working to implement the merger; and
•

the market price of shares of Omega common stock could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the transactions contemplated by the Merger Agreement will be completed.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

At December 31, 2018, our real estate investments included long-term care facilities and rehabilitation hospital investments, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) mortgages on facilities that are operated by the mortgagors or their affiliates. The properties are located in 41 states and the United Kingdom and are operated by 68 operators. We use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties. In some cases, our tenants and mortgagors contract with a healthcare operator to operate the facilities. The following table summarizes our property investments as of December 31, 2018:

	Number of		Gross Real Estate
	Operating	Number of	Investment
Investment Structure/Operator	Beds	Facilities	(in thousands)
Operating Lease Facilities(1)
Maplewood Real Estate Holdings, LLC	1,210	14	$675,269
Agemo Holdings LLC	6,444	58	533,849
Saber Health Group	4,909	44	498,589
CommuniCare Health Services, Inc.	4,793	42	462,342
Ciena Healthcare	3,399	35	457,419
Genesis HealthCare	6,458	59	416,767
Daybreak Venture, LLC	5,113	57	360,866
Health and Hospital Corporation	4,606	44	304,698
Diversicare Healthcare Services	4,226	34	275,758
Healthcare Homes	1,899	37	271,890
Gulf Coast Master Tenant I, LLC	2,484	21	257,109
Airamid Health Management	4,112	35	244,833
S&F Management Company, LLC	2,100	17	232,033
Nexion Health, Inc.	3,382	32	230,824
EmpRes Healthcare Group, Inc.	1,747	22	216,838
Sun Mar Healthcare	1,268	11	179,219
Guardian LTC Management, Inc.	2,137	28	168,478
Fundamental Long Term Care Holding, LLC	1,899	15	162,523
Mission Health	1,257	18	133,295
Gold Care	992	18	123,253
Affiliates of Capital Funding Group, Inc.	544	6	102,071
Consulate Health Care	1,648	14	100,300
Trillium Healthcare Group	1,299	17	89,296
Providence Group, Inc.	864	10	87,833
Peregrine Health Services, Inc.	624	4	72,779
TenInOne Acquisition Group, LLC	1,201	8	71,395
Civitas Senior Healthcare	385	3	67,965
Pinon Management, LLC	952	10	67,663
Focused Post Acute Care Partner II, LLC	884	9	65,056
Trinity HealthCare	887	12	61,726
Sovran Management Company, LLC	635	4	61,672
Prestige Care, Inc.	542	8	55,219
Lakeland Holding Company	573	3	54,214
CareMeridian	167	16	52,335
Reach LTC	971	11	43,000
StoneGate Senior Care LP	703	7	39,384
Orianna	389	3	37,525
Southern Administrative Services, LLC	813	9	36,818
Swain/Herzog	570	6	35,095
Wellington Healthcare	623	5	28,829
Cardinal Care Management, Inc.	161	2	28,629
Sava Senior Care, LLC	331	2	27,937
Physician's Hospital Group	67	3	23,394
Fellowship Senior Living	214	3	23,369
International Equity Partners	217	2	22,090
Lion Health Centers	162	1	20,458

	Number of		Gross Real Estate
	Operating	Number of	Investment
Investment Structure/Operator	Beds	Facilities	(in thousands)
Operating Lease Facilities(1)
Transitions Healthcare, LLC	135	1	15,365
Orion Operating Services	93	1	15,250
Health Systems of Oklahoma LLC	407	3	12,470
Washington N&R	239	2	12,144
Health Dimensions	83	1	11,299
Care Initiatives, Inc.	188	1	10,347
Preferred Care, Inc.	190	2	9,760
Ensign Group, Inc.	271	3	9,656
Markleysburg Healthcare Investors, LP	207	2	8,926
Covenant Care	102	1	8,610
Community Eldercare Services, LLC	100	1	7,572
UltraCare Healthcare, LLC	141	3	7,000
NuCare	94	1	7,000
AMFM	150	2	5,786
Sante Operations	52	1	5,750
Southwest LTC	150	1	5,100
HMS Holdings at Texarkana, LLC	114	1	4,281
Life Generations Healthcare, Inc.	59	1	3,007
Hickory Creek Healthcare Foundation	63	1	2,834
Safe Haven Healthcare	37	1	1,270
Closed	—	1	1,079
	83,736	850	7,746,410
Assets Closed or Held for Sale
Preferred Care, Inc.	147	2	645
Daybreak Venture, LLC	—	1	344
	147	3	989
Investment in Direct Financing Leases
Orianna	1,504	15	120,545
Sun Mar Healthcare	83	1	11,491
Markleysburg Healthcare Investors, LP	52	1	226
	1,639	17	132,262
Mortgages(2)
Ciena Healthcare	4,323	39	537,513
Guardian LTC Management Inc.	808	9	112,500
CommuniCare Health Services, Inc.	455	3	35,964
Saber Health Group	99	1	11,874
Phoenix Senior Living	50	1	11,535
Benchmark Healthcare	79	1	1,472
	5,814	54	710,858
Total	91,336	924	$8,590,519

(1) Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.

(2) In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our real estate investments by state (and the U.K.) as of December 31, 2018:

				% of
			Gross Real Estate	Gross Real
	Number of	Number of	Investment	Estate
Location	Facilities	Operating Beds	(in thousands)	Investment
Florida	93	11,003	$839,301	9.75%
Texas (1)	115	11,500	826,677	9.62%
Michigan	53	5,536	689,004	8.02%
Ohio	58	5,746	592,798	6.90%
Indiana	66	6,970	591,106	6.88%
Pennsylvania	47	4,317	499,430	5.81%
California	54	4,416	497,586	5.79%
United Kingdom	55	2,891	395,143	4.60%
Virginia	19	2,414	280,717	3.27%
Tennessee	34	4,273	280,557	3.27%
North Carolina	32	3,496	277,436	3.23%
Connecticut	6	496	271,163	3.16%
Kentucky	30	2,671	240,353	2.80%
New York	—	—	225,584	2.63%
Massachusetts	10	1,045	191,426	2.23%
Mississippi	19	2,017	186,577	2.17%
South Carolina	21	2,288	182,757	2.13%
Washington	18	1,382	152,508	1.78%
Maryland	12	1,642	144,169	1.68%
Colorado	14	1,565	107,900	1.26%
Arizona	10	1,046	97,864	1.14%
Missouri	17	1,737	81,756	0.95%
Georgia	11	1,189	76,639	0.89%
West Virginia	11	1,255	75,981	0.88%
Arkansas	10	938	70,467	0.82%
Minnesota	3	548	69,058	0.80%
Nevada	6	650	64,324	0.75%
Iowa	10	719	62,891	0.73%
Louisiana	13	1,294	62,223	0.72%
Kansas	15	761	62,080	0.72%
Idaho	8	663	55,608	0.65%
Oregon	6	360	52,868	0.62%
New Mexico (1)	8	607	52,138	0.61%
Alabama	9	1,063	48,089	0.56%
Rhode Island	4	538	43,534	0.51%
Oklahoma	9	842	40,897	0.48%
Wisconsin	4	287	25,533	0.30%
Nebraska	7	650	24,742	0.29%
New Hampshire	3	221	23,082	0.27%
Montana	2	105	13,018	0.15%
Illinois	1	102	8,610	0.10%
Vermont	1	93	6,925	0.08%
	924	91,336	$8,590,519	100.00%

(1)These states each include a facility/property that is classified as held for sale as of December 31, 2018.

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

Large Number of Tenants. Our facilities are operated by 68 different public and private healthcare providers and/or managers. Except for Ciena Healthcare (12%), Maplewood Real Estate Holdings, LLC (8%), Agemo Holdings, LLC (6%),  Saber Health Group (6%) and CommuniCare Healthcare Services, Inc. (6%), which together hold approximately 38% of our portfolio (by investment), no other single tenant holds greater than 5% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. At December 31, 2018, approximately 92% of our operating leases, approximately 95% of our mortgages and approximately 98% of our direct financing leases have primary terms that expire after 2023. The majority of our leased real estate properties are leased under provisions of master lease agreements. We also lease facilities under single facility leases. The initial terms of our operating leases typically range from 5 to 15 years, plus renewal options. Our direct financing leases have initial terms in excess of 20 years.

All of our leased properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our operating lease agreements as of December 31, 2018 by year without giving effect to any renewal options:

	Annualized Straight-line	Number of
Expiration Year	Rental Revenue Expiring	Leases Expiring
($ in thousands)
2019	$2,174	3
2020	4,039	7
2021	4,940	18
2022	36,756	7
2023	13,667	14
2024	35,250	4
2025	14,416	5
2026	12,436	6
2027	96,364	12
Thereafter	510,996	34
Total	$731,038	110

Item 3 – Legal Proceedings

On November 16, 2017, a purported securities class action complaint captioned Dror Gronich v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and certain of its officers in the United States District Court for the Southern District of New York (the “Court”), Case No. 1:17-cv-08983-NRB.  On November 17, 2017, a second purported securities class action complaint captioned Steve Klein v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and the same officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-09024-NRB.  Thereafter, the Court considered a series of applications by various shareholders to be named lead plaintiff, consolidated the two actions and designated Royce Setzer as the lead plaintiff.

Pursuant to a Scheduling Order entered by the Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Securities Class Action”).  The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017.  The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables.  The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.  The Company and the officers named in the Securities Class Action filed a Motion to Dismiss on July 17, 2018.  Briefing on the Motion to Dismiss is complete, and the Court heard Oral Argument on February 13, 2019.

Although the Company denies the material allegations of the Securities Class Action and intends to vigorously pursue its defense, we are in the early stages of this litigation and are unable to predict the outcome of the case or to estimate the amount of potential costs.

The Board received a demand letter, dated April 9, 2018, from an attorney for Phillip Swan (“Swan”), a purported current shareholder of the Company relating to the subject matter covered by the Securities Class Action (the “Shareholder Demand”).  The letter demanded that the Board conduct an investigation into the statements and other matters at issue in the Securities Class Action and commence legal proceedings against each party identified as being responsible for the alleged activities.  After due consideration, and in the exercise of its business judgment, the Board determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the Shareholder Demand.  The Board has also received shareholder demands from two additional purported shareholders, each represented by the same counsel, that were substantively identical to the Shareholder Demand and reached the same conclusion with respect to those demands.

On August 22, 2018, Stourbridge Investments LLC, a purported shareholder of ours, filed a derivative action purportedly on behalf of the Company in the Court against the current directors of the Company as well as certain officers alleging violations of Section 14(a) of the Securities Exchange Act of 1934 and state-law claims including breach of fiduciary duty.  Stourbridge Investments LLC v. Callen et al., No. 1:18-cv-07638.  The complaint alleges, among other things, that the defendants are responsible for the Company’s failure to disclose the financial condition of Orianna Health Systems, the alleged non-disclosures that are also the subject of the Securities Class Action described above.  The defendants in the action are the three individual defendants named in the Securities Class Action (Messrs. Pickett, Booth and Stephenson), as well as the Company’s non-management directors. The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile.  The parties have entered into a stipulation in which they agreed to stay the case, including any response by defendants, pending the entry of judgment or a voluntary dismissal with prejudice in the Securities Class Action.  The agreed-upon stipulation and order to stay the case were entered by the Court on October 25, 2018.  In addition, on January 30, 2019, Swan filed a derivative action in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company against certain current and former directors of the Company as well as certain officers, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Swan v. Pickett, et al.,No. 24-C-19-000573. Swan alleges that the Derivative Demand was wrongfully refused.  No response date for the defendants has yet come due.

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

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Omega

Market Information and Distributions

Shares of Omega common stock are traded on the New York Stock Exchange under the symbol “OHI.”  As of February 19, 2019, there were 3,044 registered holders and 204,229,335 of Omega common shares outstanding.  The closing price of Omega common stock on the New York Stock Exchange (the “NYSE”) on February 19, 2019 was $36.07 per share.  We have disclosed in Note 19 – Dividends of the accompanying financial statements the dividends declared and paid on our common stock.

Equity Compensation Plan Information

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights (1)	warrants and rights (2)	reflected in column (a) (3)
Equity compensation plans approved by security holders	3,011,181	$—	5,085,092
Equity compensation plans not approved by security holders	—	—	—
Total	3,011,181	$—	5,085,092

(1)

Reflects (i) 128,006 restricted stock units that were granted on March 17, 2016, (ii) 472,336 shares related to the March 17, 2016 award of performance restricted stock units or LTIPs, (iii) 140,416 restricted stock units that were granted on January 1, 2017, (iv) 685,064 shares that could be issued if certain performance conditions are achieved related to the January 1, 2017 award of performance restricted stock units or LTIPs, (v) 169,900 restricted stock units that were granted on January 1, 2018, (vi) 1,012,032 shares that could be issued if certain performance conditions are achieved related to the January 1, 2018 award of performance restricted stock units or LTIPs and, (vii) 403,427 shares in respect of outstanding deferred stock units.

(2)	No exercise price is payable with respect to the restricted stock units and performance restricted stock units.
(3)	Reflects shares of common stock remaining available for future awards under our 2018 Stock Incentive Plans.

Issuer Purchases of Equity Securities

During the fourth quarter of 2018, we did not purchase any shares of our outstanding equity securities (including any shares in connection with tax withholdings upon vesting of equity awards).

Unregistered Sales of Equity Securities and Use of Proceeds

In 2018 and 2017, Omega issued an aggregate of 52,371 and 89,397 shares of Omega common stock, respectively, in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. None of these transactions occurred in the quarterly reporting periods ended December 31, 2018 and 2017.  We issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), based upon factual representations received from the limited partners who received the Omega common stock.

From March 5, 2016 to December 31, 2016, we issued 6,559,960 shares of our common stock at a weighted average price per share of $33.61 in cash pursuant to our Dividend Reinvestment and Stock Purchase Plan (“DRSPP”). The automatic shelf registration statement on Form S‑3 relating to the DRSPP expired March 4, 2016. As a result, these shares were inadvertently sold under an expired registration statement and do not appear to qualify for an exemption from registration under the Securities Act.  On January 4, 2017, a new automatic shelf registration statement on Form S‑3 relating to the DRSPP was filed with the SEC and became effective.

Omega OP

Market Information

There is no established trading market for common equity of Omega OP. The number of holders of record of Omega OP Units was 133 as of December 31, 2018.

Distributions

Distributions per Omega OP Unit are equal to the per share dividend on Omega’s common stock. Omega is required each year to distribute to its stockholders at least 90% of its REIT taxable income after certain adjustments. Future distributions will be determined by the Board, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the distributions that may be required to maintain Omega’s status as a REIT.

Issuer Purchases of Equity Securities

See Omega - Unregistered Sales of Equity Securities and Use of Proceeds above for information regarding redemption of Omega OP Units.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6 – Selected Financial Data

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

Omega	Year Ended December 31,
	2018	2017 (1)	2016	2015 (2)	2014
	(in thousands, except per share amounts)
Operating Data
Revenues	$881,682	$908,385	$900,827	$743,617	$504,787

Net income	$293,884	$104,910	$383,367	$233,315	$221,349
Net income available to common stockholders	$281,578	$100,419	$366,415	$224,524	$221,349
Per share amounts:
Net income available to common stockholders:
Basic	$1.41	$0.51	$1.91	$1.30	$1.75
Net income:
Diluted	$1.40	$0.51	$1.90	$1.29	$1.74

Dividends, Common Stock(3)	$2.64	$2.54	$2.36	$2.18	$2.02

Weighted-average common shares outstanding, basic	200,279	197,738	191,781	172,242	126,550
Weighted-average common shares outstanding, diluted	209,711	206,790	201,635	180,508	127,294

Omega OP	Year Ended December 31,
	2018	2017 (1)	2016	2015 (2)	2014
	(in thousands, except per share amounts)
Operating Data (4)
Revenues	$881,682	$908,385	$900,827	$610,197	$—

Net income	$293,884	$104,910	$383,367	$190,263	$—
Per Omega OP Unit amounts:
Net income available to Omega OP Unit holders:
Basic	$1.41	$0.51	$1.91	$0.98	$—
Net income:
Diluted	$1.40	$0.51	$1.90	$0.97	$—

Dividends, Omega OP Unit holders	$2.64	$2.54	$2.36	$1.29	$—

Weighted-average Omega OP Units outstanding, basic	209,020	206,521	200,679	193,843	—
Weighted-average Omega OP Units outstanding, diluted	209,711	206,790	201,635	195,742	—

	As of December 31,
	2018	2017 (1)	2016	2015 (2)	2014
	(in thousands)
Balance Sheet Data
Gross investments (5)	$9,126,190	$9,091,714	$9,166,129	$8,107,352	$4,472,840
Total assets (5)	8,590,877	8,773,305	8,949,260	7,989,936	3,896,674
Revolving line of credit (6)	313,000	290,000	190,000	230,000	85,000
Term loans, net (6)	898,726	904,670	1,094,343	745,693	198,721
Other long-term borrowings, net (6)	3,328,896	3,377,488	3,082,511	2,564,320	2,069,811
Total equity(5)	3,764,484	3,888,258	4,211,986	4,100,865	1,401,327

(1)	2017 results reflect the impact of an aggregate of $297 million of impairment losses on real estate properties and direct financing leases.
(2)	Effective April 1, 2015, Omega acquired Aviv REIT, Inc.
(3)	Dividends per share are those declared and paid during such period.
(4)

Prior to April 1, 2015, no substantive assets were owned or activity had occurred in Omega OP. The 2015 information reflects the activity for the period from April 1, 2015 (Aviv Merger date) through December 31, 2015.

(5)

As of December 31, 2015, 2016, 2017 and 2018, the Gross investments, Total assets and Total equity are the same for Omega and Omega OP. Omega OP held no substantive investments as of December 31, 2014. Omega OP did not exist prior to 2014.

(6)	All of the debt outstanding for Omega is considered outstanding for Omega OP via intercompany loans with Omega.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement.  This document contains “forward-looking statements” within the meaning of the federal securities laws, including all statements regarding future financial position and financial metrics, expected synergies and benefits, dividends and dividend plans, financing plans, and other expectations and beliefs regarding future events.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “anticipate,” “if,” “may,” plan,” “estimate,” “expect,” “could,” “should,” “would,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” “seeks,” “approximately,” “outlook,” “looking forward”  or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)

the ability of any of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor's obligations, and other costs and uncertainties associated with operator bankruptcies;

(iv)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	the availability and cost of capital to us;
(vi)	changes in our credit ratings and the ratings of our debt securities;
(vii)	competition in the financing of healthcare facilities;
(viii)	regulatory and other changes in the healthcare sector;
(ix)	changes in the financial position of our operators;
(x)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xi)	changes in interest rates;
(xii)	the amount and yield of any additional investments;
(xiii)	changes in tax laws and regulations affecting REITs;
(xiv)

the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and

(xv)	our ability to maintain our status as a REIT.

Overview and Outlook

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities (“ILFs”) and rehabilitation and acute care facilities.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses.  Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Our portfolio of investments at December 31, 2018, included 924 healthcare facilities, located in 41 states and the U.K. that are operated by 68 third-party operators.  Our real estate investment in these facilities totaled approximately $8.6 billion at December 31, 2018, with 99% of our real estate investments related to long-term healthcare facilities.  The portfolio is made up of (i) 735 SNFs, (ii) 116 ALFs, (iii) 14 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 51 SNFs and three ALFs and (vi) four SNFs that are currently closed or held for sale.  At December 31, 2018, we held other investments of approximately $504.6 million, consisting primarily of secured loans to third-party operators of our facilities and a $31.0 million investment in an unconsolidated joint venture.

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega OP.  All intercompany accounts and transactions have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

As healthcare delivery continues to evolve, we continuously evaluate our assets, our operators and our markets to position our portfolio for long-term success. Our strategy includes applying data analytics to enhance facility operations, investment underwriting and asset management, as well as selling or transitioning assets that do not meet our portfolio criteria.

Although industry occupancy levels have declined in recent years, the occupancy levels of our facilities and our operator coverages remained stable overall for the twelve months ended September 30, 2018. Our operators continue to experience increased labor costs which we believe is manageable. In addition, our operators continue to see declines in their overall quality mix (Medicare and private pay) as a percentage of operator revenue, which has been driven principally by managed care pressure on lengths of stay and rates.  Texas, which represents 10% of our investments as of December 31, 2018, presents a difficult operating environment for SNF operators as a result of lower statewide occupancy levels and a Medicaid rate reimbursement that we believe is among the lowest in the United States.  A number of our operators have experienced lower operating margins on their SNFs in Texas as a result of the foregoing and labor costs.  The acquisition of  MedEquities will increase the percentage of our investments in Texas. We believe the long-term outlook in Texas is positive with favorable demographics, limited new supply, the implementation of the PDPM, and the possibility of Medicaid rate relief.

We currently believe that our operators can generally meet their obligations to us, except us as discussed below. However, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

We believe that our operating results display the strength of our conservative balance sheet and operating model against the backdrop of a dynamic operating environment. We believe our operators will generally benefit from the October 2019 change in the Medicare prospective payment system from RUG-IV (driven by therapy volume) to the PDPM (driven by patient disease conditions), as well as from the projected growth in elderly demographics in the years to come. Increasing labor and liability costs, evolving reimbursement models, and localized occupancy trends may put near term financial strain on some operators within the skilled nursing industry, particularly in states with unfavorable Medicaid reimbursement rates.

2018 and Recent Highlights

Acquisition and Other Investments

In 2018, we completed the following transactions totaling approximately $471 million in new investments:

•

$131.3 million secured term loan with an unrelated third party.  The loan is secured by a collateral assignment of mortgages covering seven SNFs, three ILFs and one ALF located in Pennsylvania and Virginia. The loan bears an interest rate of 9.35%.  On or before its maturity in 2019,  we expect to obtain fee simple title to the facilities and add the facilities to an existing operator’s master lease.

•

$44.2 million first mortgage loan with an existing operator of ours. The loan is secured by five SNFs with 522 beds located in Michigan. The loan is cross-defaulted and cross-collateralized with our existing loans and master lease with the operator. The loan bears an initial annual interest rate of 9.5%, which rate increases each year by 0.225%.

•

$35.1 million of new investments with an existing operator.  The investment included acquisitions of three SNFs and one ILF from an unrelated third party. The four Pennsylvania facilities with 420 beds were added to an existing operator’s master lease with an initial cash yield of 9.5% with 2.5% annual rent escalators.

•

$9.1 million of new investments with an existing operator in the U.K.  The investments included two care homes (similar to ALFs in the U.S.) acquired from an unrelated third party and leased to an existing operator.  The two care homes were added to the existing operator’s master lease with an initial annual cash yield of 8.5% with 2.5% annual escalators.

•

We also acquired nine SNFs and one ALF for approximately $60.7 million throughout the U.S. and invested an additional $10.0 million in an existing $50.0 million mezzanine loan. The annual interest rate was fixed at 12.0% per annum and the maturity date of the mezzanine loan was extended to May 2023.

•	$180.9 million of investments in our capital expenditure programs.

See Portfolio and Other Developments below for a description of 2018 acquisitions and other investments.

Agreement to acquire MedEquities

On January 2, 2019, Omega and Omega OP entered into the Merger Agreement with MedEquities and its subsidiary operating partnership and the general partner of its subsidiary operating partnership.  Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Omega will acquire MedEquities and MedEquities will be merged with and into Omega (the “Merger”) at the effective time of the Merger with Omega continuing as the surviving company. At the effective time, each outstanding share of MedEquities common stock will be converted into the right to receive (i) 0.235 of a share of Omega common stock, plus cash in lieu of fractional shares, and (ii) $2.00 in cash, without interest, subject to adjustments as set forth in the Merger Agreement under certain limited circumstances.  As of December 31, 2018, the total consideration expected to be exchanged in the merger, including the assumption of debt is approximately $600 million.  The Merger Agreement also provides that MedEquities will declare a special dividend of $0.21 per share of MedEquities common stock payable to the holders of record of MedEquities common stock as of the trading day immediately prior to the closing date of the Merger, which dividend will be payable following the effective time of the Merger together with the cash consideration under the Merger Agreement.

Financing Activities

HUD Mortgage Disposition

On June 1, 2018, subsidiaries of an existing operator assumed approximately $53 million of our indebtedness guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) that secured 12 separate facilities located in Arkansas.  In connection with our disposition of the mortgages we wrote-off approximately $0.6 million of unamortized deferred costs that are recorded in Gain on assets sold – net on our Consolidated Statements of Operations.  These fixed rate mortgages had a weighted average interest rate of approximately 3.06% per annum and matured in July 2044.

Portfolio and Other Developments

The following tables summarize the significant transactions that occurred between 2016 and 2018.

2018 Acquisitions and Other

	Number of			Total			Building & Site	Furniture	Initial
	Facilities		Country/	Investment(4)		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF/ILF	State	(in millions)					Cash Yield(3)
Q1	—	1	UK	$4.0	(1)	$0.9	$2.9	$0.2	8.50%
Q1	—	1	UK	5.7	(2)	1.4	4.1	0.2	8.50%
Q1	1	—	PA	7.4		1.6	5.4	0.4	9.50%
Q1	1	—	VA	13.2		2.4	10.5	0.3	9.50%
Q2	5	—	TX	22.8		0.5	20.4	1.9	9.50%
Q4	3	1	PA	35.1		4.1	29.2	1.8	9.50%
Q4	1	—	IN	8.3		1.7	6.0	0.6	9.50%
Q4	1	—	OH	9.2		0.8	7.9	0.5	9.50%
Total	12	3		$105.7		$13.4	$86.4	$5.9

(1)	We recorded a non-cash deferred tax liability of approximately $0.4 million in connection with this acquisition
(2)	We recorded a non-cash deferred tax liability of approximately $0.2 million in connection with this acquisition.
(3)	The cash yield is based on the purchase price.
(4)	All of the aforementioned acquisitions were accounted for as asset acquisitions.

During 2018, we acquired two parcels of land (not reflected in the table above) for approximately $3.5 million with the intent of building new facilities for our existing operators.

During 2018, we transitioned 21 SNFs and one ALF subject to direct financing leases (not reflected in the table above) with a net carrying value of approximately $184.5 million from an existing operator to five other existing operators subject to single or master operating leases with an initial annual cash yield of approximately 9%.  We recorded approximately $184.5 million of real estate investments consisting of land ($11.2 million), building and site improvements ($159.1 million) and furniture and fixtures ($14.2 million) in partial satisfaction of the direct financing lease.  In connection with these transitions, we provided the new operators with working capital loans with a maximum borrowing capacity of $45.7 million, commitments to fund capital improvements up to $10.6 million and indemnities with a maximum funding of $7.4 million.  Claims against these indemnities must occur within 18 months to 36 months of the transition date.  These indemnities were provided to the new operators upon transition and would be utilized in the event that the prior operator does not perform under their transition agreements.  We do not expect to fund a material amount under these indemnity agreements.

2017 Acquisitions and Other

									Initial
									Annual
	Number of			Total			Building & Site	Furniture	Cash
	Facilities			Investment (4)		Land	Improvements	& Fixtures	Yield (2)
Period	SNF	ALF/ILF	State	(in millions)
Q1	—	1	VA	$7.6		$0.5	$6.8	$0.3	7.50%
Q2	1	—	NC	8.6		0.7	7.3	0.6	9.50%
Q2	—	18	UK	124.2	(1)	34.1	85.1	5.0	8.50%
Q3	—	1	TX	2.3		0.7	1.5	0.1	9.25%
Q3	15	—	IN	211.0		18.0	180.2	12.8	9.50%
Q3	9	—	TX	19.0	(3)	1.7	15.5	1.8	18.60%
Q4	6	—	TX	40.0		1.0	35.1	3.9	9.25%
Total	31	20		$412.7		$56.7	$331.5	$24.5

(1)	We recorded a non-cash deferred tax liability and acquisition costs of approximately $8.2 million and $1.2 million, respectively, in connection with this acquisition.
(2)	The cash yield is based on the purchase price.
(3)

In July 2017, we transitioned nine SNFs formerly subject to a direct financing lease to another operator.  As a result of terminating the direct financing lease, we wrote down the facilities to our original cost basis and recorded an impairment on the direct financing lease of approximately $1.8 million.

(4)	All of the aforementioned acquisitions were accounted for as asset acquisitions.

During 2017, we acquired three parcels of land (not reflected in the table above) for approximately $6.7 million with the intent of building new facilities for existing operators.

2016 Acquisitions and Other

									Initial
									Annual
	Number of			Total			Building & Site	Furniture	Cash
	Facilities		Country/	Investment (6)		Land	Improvements	& Fixtures	Yield (7)
Period	SNF	ALF/ILF	State	(in millions)
Q1	—	1	UK	$8.3		$1.4	$6.7	$0.2	7.00%
Q1	—	1	UK	6.1		0.6	5.3	0.2	7.00%
Q1	10	—	OH, VA, MI	169.0	(2)	10.5	152.5	6.0	8.50%
Q1	—	2	GA	20.2		0.8	18.3	1.1	7.50%
Q1	3	—	MD	25.0		2.5	19.9	2.6	8.50%
Q1	21	—	VA, NC	212.5		19.3	181.1	12.1	8.50%
Q2	—	10	UK	111.9	(3)	24.8	83.9	3.2	7.00%
Q2	—	3	TX	66.0	(4)	5.8	58.6	1.6	6.80%
Q2	3	—	CO, MO	31.8		3.1	26.2	2.5	9.00%
Q3	—	1	FL	4.3		2.3	1.8	0.2	8.00%
Q3	—	1	GA	2.5		0.2	2.1	0.2	8.00%
Q3	—	1	FL	16.5		1.8	14.3	0.4	8.00%
Q3	1	—	SC	10.1		2.7	6.5	0.9	9.00%
Q3	1	—	OH	9.0	(5)	—	8.6	0.4	9.00%
Q3	31	—	FL, KY,TN	329.6	(1)	24.6	290.8	14.2	9.00%
Total	70	20		$1,022.8		$100.4	$876.6	$45.8

(1)

Our investment includes a purchase option buyout obligation with a fair value of approximately $29.6 million.  We also acquired a term loan with a fair value of approximately $37.0 million which is recorded in other investments on our Consolidated Balance Sheets.  In August 2017, the purchase option buyout obligation was terminated and the operator used the proceeds to repay certain other investments.

(2)	Acquired from a related party.
(3)	We also recorded a deferred tax asset of approximately $1.9 million in connection with the acquisition.
(4)

We paid $63.0 million in cash at closing to acquire the facilities.  We paid an additional $1.5 million in April 2017 and the remaining $1.5 million in April 2018.  The additional consideration paid was contractually determined and not contingent on other factors.

(5)	We paid approximately $3.5 million in cash to acquire the facility. The remainder of the purchase price (approximately $5.5 million) was funded with the redemption of an other investment note.
(6)	All of the aforementioned acquisitions were accounted for as business combinations.
(7)	The cash yield is based on the purchase price.

During 2016, we acquired five parcels of land (not reflected in the table above) for approximately $8.3 million with the intent of building new facilities for existing operators.

For the year ended December 31, 2016, we recognized rental revenue of approximately $58.1 million and expensed approximately $9.6 million of acquisition related costs in connection with the aforementioned acquisitions.  No goodwill was recorded in connection with these acquisitions.

Asset Sales, Impairments, Accounts Receivable and Other

Asset Sales

As of December 31, 2018, we have completed substantially all of our strategic asset repositions and portfolio restructuring.  During the fourth quarter of 2018, we sold 14 facilities (nine previously held for sale at September 30, 2018) subject to operating leases for approximately $63.2 million in net proceeds recognizing a gain on sale of approximately $15.5 million.

In 2018, we sold 78 facilities (22 previously held for sale at December 31, 2017) subject to operating leases for approximately $309.6 million in net proceeds recognizing a gain on sale of approximately $24.8 million.

Of the 78 facilities sold during 2018, we sold 12 SNFs on June 1, 2018 secured by HUD mortgages to subsidiaries of an existing operator.  The Company sold the 12 SNF facilities with carrying values of approximately $62 million for approximately $78 million which consisted of $25 million of cash consideration and their assumption of approximately $53 million of our HUD mortgages.  Simultaneously, subsidiaries of the operator assumed our HUD restricted cash accounts, deposits and escrows.  The Company recorded a gain on sale of approximately $11 million after approximately $5 million of closing and other transaction related costs.  In connection with this sale, we provided a principal of an existing operator an unsecured loan of approximately $39.7 million.

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

Of the 52 facilities sold in 2017, the sale of ten of these facilities did not initially qualify for sale accounting under the full accrual method.  The ten SNFs with a carrying value of approximately $23.2 million were sold to a third-party for approximately $43.3 million, resulting in a total gain of approximately $17.5 million after $2.6 million of closing costs.  In connection with this sale, we provided the buyer a $10.0 million loan which was recorded in other investments on our Consolidated Balance Sheets.  We recognized a net gain of approximately $7.5 million in 2017 and deferred $10.0 million of gain related to this sale.  Upon our adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) on January 1, 2018, we recognized $10.0 million of deferred gain related to this sale through opening equity on January 1, 2018.

In 2016, we sold 38 facilities (three previously held for sale at December 31, 2015) subject to operating leases for approximately $169.6 million in net proceeds recognizing a gain on sale of approximately $50.2 million.

As of December 31, 2018, three facilities, totaling approximately $1.0 million are classified as assets held for sale.  We expect to sell these facilities over the next twelve months.

Impairments

During the fourth quarter of 2018, we recorded impairments on real estate properties of approximately $3.2 million on three facilities (two were subsequently reclassified to held for sale).

For the year ended December 31, 2018, we recorded impairments on real estate properties of approximately $35.0 million on 35 facilities.  Our impairments were offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017.  The total net recorded investment in these properties after impairments and excluding facilities previously sold was approximately $14.8 million as of December 31, 2018, with approximately $1.0 million related to properties classified as held for sale.

During the fourth quarter of 2017, we recorded impairments on real estate properties of approximately $63.5 million on 32 facilities (two were subsequently reclassified to held for sale).  Of the $63.5 million impairment on real estate properties, $12.6 million related to one facility that was destroyed in a fire.

For the year ended December 31, 2017, we recorded impairments on real estate properties of approximately $99.1 million on 37 facilities including approximately $2.6 million of capitalized costs associated with the termination of construction projects with two of our operators.  The total net recorded investment in these properties after impairments and excluding facilities previously sold was approximately $125.1 million as of December 31, 2017, with approximately $7.7 million related to properties classified as held for sale.

For the year ended December 31, 2016, we recorded impairments on real estate properties of approximately $58.7 million on 29 facilities.

Our 2018, 2017 and 2016 recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to assets held for sale, to their estimated fair values less costs to sell.  To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or Level 3 inputs which generally consist of non-binding offers from unrelated third parties.

Accounts Receivable

As of December 31, 2018, we have approximately $33.8 million of contractual receivables outstanding – net of allowances.  Of the $33.8 million of contractual receivables outstanding – net of allowances, approximately $18.3 million relates to Agemo Holdings LLC (“Agemo” an entity formed in May 2018 to silo the leases and loans formerly held by Signature Healthcare) and Daybreak Venture LLC (“Daybreak”).  Daybreak is on a cash basis of accounting for purposes of revenue recognition, see additional discussion below.  In addition to the contractual receivables, we have approximately $43.5 million of straight-line rent receivables and/or lease inducements associated with these operators as of December 31, 2018.  For the years ended December 31, 2018 and 2017, we recorded approximately $83.2 million and $82.6 million, of rental income, respectively, and $3.5 million and $4.9 million, respectively, of other investment income from these operators.  Additionally, $5.4 million of the $33.8 million of contractual receivables outstanding – net of allowances as of December 31, 2018, relates to one operator that continues to pay, although at times less than the monthly contractual rent due.  We continue to monitor this operator, including their contractual payments and their operational performance to determine if it will impact our revenue recognition in future periods.

Orianna

In addition to our direct financing leases with Orianna Health Systems (“Orianna”), we own three facilities and had leased them to Orianna under a master lease which was to expire in 2026. The remaining three facility lease is accounted for as an operating lease. Our recorded investment in the three facilities subject to this operating lease was $30.5 million as of December 31, 2018.  On October 31, 2018, Orianna rejected the operating lease and as a result we transitioned the remaining three facilities to an existing operator during the first quarter of 2019.  As of December 31, 2018, we also have a revolving working capital loan issued to Orianna with a balance outstanding as of December 31, 2018 of $15.2 million.

In 2017, we sold eight facilities subject to direct financing leases with Orianna in the Northwest region and the Southeast region of the U.S. with a carrying value of approximately $36.4 million for approximately $33.3 million to unrelated third parties.  We recorded approximately $3.3 million of impairment related to these sales.  In addition, we transitioned nine SNFs, representing all of the facilities subject to another direct financing lease with Orianna in the Texas region, to an existing operator of ours pursuant to an operating lease.  In connection with this transaction, we recorded the real estate properties at our original cost basis of approximately $19.0 million, eliminated our investment in the Texas region direct financing lease and recorded an impairment of approximately $1.8 million.  In conjunction with this transaction, we also amended our Orianna Southeast region master lease to reduce the outstanding balance by $19.3 million.  As a result of the lease amendment in 2017, we recorded impairment on our investment in direct financing lease of approximately $20.8 million in 2017.

In the third quarter of 2017, we recorded an allowance for loss on direct financing leases of $172.2 million with Orianna covering 38 facilities in the Southeast region of the U.S. The amount of the allowance was determined based on the fair value of the facilities subject to the direct financing lease. To estimate the fair value of the underlying collateral, we utilized an income approach and Level 3 inputs. Our estimate of fair value assumed annual rents ranging between $32.0 million and $38.0 million, rental yields between 9% and 10%, current and projected operating performance of the facilities, coverage ratios and bed values.  Our recorded investment in these direct financing leases, net of the $172.2 million of allowances, amounted to $337.7 million as of December 31, 2017.

In March 2018, Orianna commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  As described in Orianna’s filings with the Bankruptcy Court, we entered into a Restructuring Support Agreement (“RSA”) that was expected to form the basis for Orianna’s restructuring.  The RSA provided for the recommencement, in April 2018, of partial rent payments at $1.0 million per month and established a specific timeline for the implementation of Orianna’s planned restructuring.  The RSA provided for the transition of 23 facilities to new operators and the potential sale of the remaining 19 facilities subject to the plan of reorganization (the “Plan”), if approved by the Bankruptcy Court.

To provide liquidity to Orianna during their Chapter 11 proceedings, we entered into a senior secured superpriority debtor-in-possession (“DIP”) credit agreement with Orianna for a revolving credit and term loan DIP financing of up to $30 million, which DIP financing was approved by the Bankruptcy Court on an interim basis on March 9, 2018 and on a final basis on May 14, 2018.

On July 23, 2018, we notified Orianna that it was in default under the DIP credit agreement.    On July 25, 2018, Omega terminated the RSA with its tenant, 4 West Holdings, and the sponsor of Orianna’s Plan.

During the third quarter of 2018, we transitioned 22 facilities with a net carrying value of approximately $184.5 million from Orianna to five other existing operators with annual contractual rent of approximately $16.8 million.  In addition, during the second half of 2018, we sold Orianna’s headquarters and one SNF with a carrying value of approximately $5.5 million to unrelated third-parties for approximately $5.5 million.

During the fourth quarter of 2018, the Bankruptcy Court ruled that Orianna’s Plan, if confirmed, would allow Orianna to use the value of Orianna’s remaining facilities to pay the administrative costs of Orianna’s Chapter 11 cases and to pay certain other creditor claims, with the net amount of such value being paid to us.  As a result, we recorded $27.2 million in additional allowance for loss to reduce the remaining investment in the direct financing lease covering the remaining 15 facilities located in the Southeast region of the U.S.  As of December 31, 2018, our net investment in the Orianna direct financing lease is approximately $120.5 million, net of an allowance of $103.2 million.

On January 11, 2019, pursuant to a Bankruptcy Court order, affiliates of Orianna purchased the remaining 15 SNFs subject to the direct financing lease with Orianna for $176 million of consideration, comprised of $146 million in cash received by Orianna and a $30.0 million seller note held by the Company.  The $30.0 million note bears interest at 6% per annum and matures on January 11, 2026.  Interest on the unpaid principal balance is due quarterly in arrears. Commencing on January 11, 2022, quarterly principal payments are due based on a 15-year amortization schedule on the then outstanding principal balance of the loan.  On the same date, Orianna repaid the DIP financing, including all related interest.

On January 16, 2019, the Bankruptcy Court confirmed Orianna’s Plan, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio.  Our remaining investment in the direct financing lease and the revolving working capital loan as of December 31, 2018 is expected to be recovered through liquidating payments made from the Trust. The Trust is comprised of $115.8 million of net cash proceeds from the sale by Orianna of the 15 SNFs on January 11, 2019 after repayment of the DIP financing, cash of $5.6 million, and accounts receivable, net of estimated allowance, of $21.3 million. We expect that the aggregate of such amounts will be used to pay the estimated costs of $26.9 million to other creditors and to wind down the Trust with the remainder paid to us under the direct financing leases and on account of the revolving working capital loan. The amount payable to us is contingent upon the collection of the accounts receivable balances and the estimated costs to wind down the Trust. These amounts are estimated and subject to change. Such changes could be significantly different than the currently estimated amounts and such differences could have a material impact on our financial statements.

On February 13, 2019, we received $78.8 million from the Trust as a partial liquidation of the Trust.  We will receive other payments from the Trust when the accounts receivable are collected and as the estimated creditor claims and costs to wind down the Trust are finalized.

As a result of Orianna not satisfying the contractual payments due under the terms of the direct financing leases or the separate operating lease and the uncertainty of collection, we have not recognized any income from Orianna related to the direct financing leases or the operating lease for the period from July 1, 2017 through December 31, 2018.

Agemo

On May 7, 2018, Omega and Signature Healthcare entered into a consensual, out-of-court restructuring agreement. The restructuring involves multiple third-party constituents, including other third-party landlords, a new working capital lender, medical malpractice claimants, and other third-party interests.  As part of the restructuring, Signature Healthcare was reorganized to separate each of its primary portfolios with its major landlords into three distinct lease silos and separate virtually all other legal obligations.  As part of this restructuring, Signature Healthcare formed Agemo Holdings LLC (“Agemo”) to be the holding company of the leases and loans of ours, and for which we agreed to:

•	defer up to $6.3 million of rent per annum for 3 years commencing May 1, 2018;
•	provide capital expenditure funds to be used for the general maintenance and capital improvements of our 58 facilities in the amount of approximately $4.5 million per year for 3 years;
•	extend a 7-year working capital term loan at 7% for an amount up to $25 million with a maturity date of April 30, 2025 ($14.3 million is outstanding as of December 31, 2018);
•	extend the term of the master lease by two years to December 31, 2030 and;
•	extend the maturity date of the existing term loan by two years to December 31, 2024.

As part of the restructuring, Signature Healthcare entered into new working capital credit facilities with its new working capital lender for each of its separate silos, including Agemo.  In addition, as part of our restructure, certain third-party guarantors of the Agemo master lease were required to contribute approximately $7.8 million in funds to the enterprise to be used to reduce the outstanding contractual receivables owed to us from Agemo.  On May 8, 2018, we received $5.0 million in cash from the guarantors and a one-year term note from the principals of Agemo for approximately $2.8 million.  As of December 31, 2018, Agemo is paying rent and interest pursuant to our lease and loan agreements.

Daybreak

During the third quarter of 2017, we placed Daybreak on a cash basis for revenue recognition as a result of nonpayment. During the fourth quarter of 2017, we executed a Settlement and Forbearance Agreement with Daybreak which permitted Daybreak to defer payments of up to 23% of their contractual rent for the remainder of 2017, subject to certain conditions.  Daybreak was in compliance with the agreement at September 30, 2018; however, during the fourth quarter of 2018, Daybreak fell behind on rent by approximately two months and accordingly was not in compliance with the 2017 Settlement and Forbearance Agreement as a result of not paying the full contractual amounts due.

As a direct result of the challenges presented by the current operating environment in Texas as discussed under Overview and Outlook above, Daybreak requested further rent deferral. On January 30, 2019, we entered into a Second Amendment to Settlement and Forbearance Agreement under which we agreed to defer approximately $4.2 million of rent in the fourth quarter of 2018 and approximately $2.5 million (or approximately one month’s rent) in each of the first two quarters of 2019.  We believe these rent deferrals position Daybreak to continue to embark on certain operational improvements and to provide Daybreak time to receive the benefits of a significant increased participation in a Texas program providing SNF operators enhanced reimbursement for quality of care in its nursing facilities.

Other

We continue to closely monitor the performance of all of our operators, as well as industry trends and developments generally.

As of December 31, 2018, 2017 and 2016, we did not have any material properties or operators with facilities that are not materially occupied.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Operating Revenues

Our operating revenues for the year ended December 31, 2018, were $881.7 million, a decrease of $26.7 million over the same period in 2017.  Following is a description of certain of the changes in operating revenues for the year ended December 31, 2018 compared to 2017:

•

Rental income was $767.3 million, a decrease of $7.8 million over the same period in 2017.  The decrease was primarily the loss of rental income from facility sales and placing operators on cash basis in 2017 and 2018 as a result of non-payment of rent and/or concerns over the collectability of rents.  The decreases were offset by facility transitions and acquisitions in the U.S. and lease amendments made throughout 2017 and 2018.

•

Direct financing lease income was $1.6 million, a decrease of $30.7 million over the same period in 2017.  The decrease was primarily related to placing Orianna on a cash basis effective July 1, 2017 due to Orianna’s non-payment of rent and the sale of a direct financing lease facility.

•

Mortgage interest income totaled $70.3 million, an increase of $4.1 million over the same period in 2017.  The increase was primarily due to incremental interest income from additional mortgage funding to our operators, offset by mortgage payoffs.

•

Other investment income totaled $40.2 million, an increase of $11.0 million over the same period in 2017.  The increase was primarily related to the issuance of new notes and additional funding to existing operators.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $408.9 million, a decrease of approximately $238.3 million over the same period in 2017.  Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2018 compared to 2017:

•

Our depreciation and amortization expense was $281.3 million for the year ended December 31, 2018, compared to $287.6 million for the same period in 2017.  The decrease of $6.3 million was primarily due to the timing of dispositions, impairments and normal decreases due to short lived assets becoming fully depreciated, offset by acquisitions and the placement of assets in service during 2017 and 2018.

•

Our general and administrative expense was $63.5 million, compared to $47.7 million for the same period in 2017.  The increase is primarily related to professional service costs and stock based compensation expense.

•

Our impairment on real estate properties was $29.8 million, compared to $99.1 million for the same period in 2017.  The 2018 impairments primarily related to 35 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value.  The 2017 impairments primarily related to 37 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value.  The 2018 and 2017 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.

•

Our impairment on direct financing leases was approximately $27.2 million, compared to $198.2 million for the same period in 2017.  In 2017, we recorded $198.2 million of impairment loss on direct financing leases primarily resulting from (a) terminating Orianna’s Texas region lease, (b) selling Orianna’s Northwest region facilities and (c) the impairment of Orianna’s Southeast region lease.  In 2018, we recorded an additional $27.2 million impairment loss on the remaining 15 facilities in Orianna’s Southeast region lease.

•

Our provision for uncollectible accounts was $6.7 million, compared to $14.6 million for the same period in 2017.  The 2018 provision was primarily related to $11.5 million of reserves for straight line accounts receivable and contractual receivables resulting from facility transitions and placing an operator on a cash basis due to their non-payment of rent.  Our provision was offset by a recovery of approximately $4.8 million from Orianna based on cash received pursuant to the RSA.  The 2017 provision was primarily related to a $9.5 million reserve of contractual and straight line accounts receivable for Orianna and approximately $5.1 million related to other facilities that we have transitioned or sold.

Gain on Assets Sold

For the year ended December 31, 2018, we recorded approximately $24.8 million of net gain on assets sold, as compared to $53.9 million for the same period in 2017.  During 2018 and 2017, we sold 78 facilities and 52 facilities, respectively, as we continue to exit certain facilities, operator relationships and/or states to improve the strength of our overall portfolio.

Other Income (Expense)

For the year ended December 31, 2018, total other expenses were $201.1 million, a decrease of approximately $8.2 million over the same period in 2017.  The $8.2 million decrease was primarily the result of a $22.0 million decrease in interest refinancing costs related to early extinguishment costs incurred in 2017 to redeem the $400 million 5.875% Senior Notes due 2024 and the write-off of deferred costs related to the 2014 credit facility, offset by a $10.4 million contractual settlement with an unrelated third party related to a contingent liability obligation that originated in 2012 that was resolved in the first quarter of 2017 and a $3.7 million increase in interest expense related to higher debt balances outstanding to fund new investments and higher blended borrowing costs in 2018.

2018 Taxes

Because we qualify as a REIT, we generally are not subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2018, we made common dividend payments of $528.7 million to satisfy REIT requirements relating to qualifying income. Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  We have elected for two of our subsidiaries to be treated as TRSs.  One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes.  As of December 31, 2018, one of our TRSs had a net operating loss carry-forward of approximately $5.8 million.  The loss carry-forward is fully reserved as of December 31, 2018 with a valuation allowance due to uncertainties regarding realization.

For the year ended December 31, 2018, we recorded approximately $0.8 million of state and local income tax provision and approximately $2.2 million of tax provision for foreign income taxes.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”), for the year ended December 31, 2018, was $587.4 million, compared to $444.3 million for the same period in 2017.

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

The following table presents our Nareit FFO results for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net income	$293,884	$104,910
Deduct gain from real estate dispositions	(24,774)	(53,912)
Add back loss from real estate dispositions - unconsolidated joint venture	670	—
	269,780	50,998
Elimination of non-cash items included in net income:
Depreciation and amortization	281,279	287,591
Depreciation – unconsolidated joint venture	5,876	6,630
Add back impairments on real estate properties	29,839	99,070
Add back impairments on real estate properties - unconsolidated joint venture	608	—
Nareit FFO (a)	$587,382	$444,289

(a)Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

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

•

Direct financing lease income was $32.3 million, a decrease of $30.0 million over the same period in 2016.  The decrease was primarily related to placing Orianna on a cash basis effective July 1, 2017 due to Orianna’s non-payment of rent.

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

Gain on Assets Sold

For the year ended December 31, 2017, we recorded approximately $53.9 million of net gain on assets sold, as compared to $50.2 million for the same period in 2016.  During 2017 and 2016, we sold 52 facilities and 38 facilities, respectively, as we continue to exit certain facilities, operator relationships and/or states to improve the strength of our overall portfolio.

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

National Association of Real Estate Investment Trusts Funds From Operations

Our Nareit FFO, for the year ended December 31, 2017, was $444.3 million, compared to $660.1 million for the same period in 2016.

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

(a)Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Liquidity and Capital Resources

At December 31, 2018, we had total assets of $8.6 billion, total equity of $3.8 billion and debt of $4.6 billion, with such debt representing approximately 54.9% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2018:

	Payments due by period
		Less than			More than
	Total	1 year	Years 2-3	Years 4-5	5 years
	(in thousands)
Debt(1)	$4,585,990	$—	$333,000	$1,602,990	$2,650,000
Interest payments on long-term debt	1,272,957	203,960	402,181	336,416	330,400
Operating lease and other obligations	7,180	898	1,814	1,852	2,616
Total	$5,866,127	$204,858	$736,995	$1,941,258	$2,983,016

(1)

The $4.6 billion of debt outstanding includes: (i) $313.0 million in borrowings under the Revolving Credit Facility due in May 2021, (ii) $128.0 million under the £100 million British Pound Sterling term loan facility due May 2022, (iii) $100 million under the Omega OP Term Loan Facility due May 2022, (iv) $250 million under the 2015 Term Loan Facility due December 2022, (v) $425 million under the U.S. Term Loan Facility due May 2022, (vi) $400 million of 4.50% Senior Notes due January 2025, (vii) $400 million of 4.95% Senior Notes due April 2024, (viii) $550 million of 4.75% Senior Notes due January 2028, (ix) $600 million of 5.25% Senior Notes due January 2026, (x) $700 million of 4.375% Senior Notes due August 2023, (xi) $700 million of 4.5% Senior Notes due April 2027  and (xii) $20 million of 9.0%  per annum subordinated debt maturing in December 2021.  Other than the $100 million outstanding under the Omega OP Term Loan Facility, the Parent is the obligor of all outstanding debt.

Financing Activities and Borrowing Arrangements

HUD Mortgage Disposition

On June 1, 2018, subsidiaries of an existing operator assumed approximately $53 million of our indebtedness guaranteed by HUD that secured 12 separate facilities located in Arkansas.  In connection with our disposition of the mortgages, we wrote-off approximately $0.6 million of unamortized deferred costs that are recorded in Gain on assets sold – net on our Consolidated Statements of Operations.  These fixed rate mortgages had a weighted average interest rate of approximately 3.06% per annum and matured in July 2044.

$500 Million Equity Shelf Program

On September 3, 2015, we entered into separate Equity Distribution Agreements (collectively, the “Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $500 million (the “2015 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”).  Under the terms of the Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $500 million.  Sales of the shares, if any, are made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share for shares sold through such Manager under the applicable Equity Shelf Agreements.

For the year ended December 31, 2016, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $29.97 per share, net of issuance costs, generating net proceeds of approximately $19.7 million.  For the year ended December 31, 2017, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $30.81 per share, net of issuance costs, generating net proceeds of approximately $22.1 million.  For the year ended December 31, 2018, we issued approximately 2.3 million shares under the 2015 Equity Shelf Program, at an average price of $33.18 per share, net of issuance costs, generating net proceeds of approximately $75.5 million.

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

In 2018 we paid dividends of $528.7 million to our common stockholders.

Common Dividends

The Board has declared common stock dividends as set forth below:

		Dividend per
Record Date	Payment Date	Common Share
January 31, 2018	February 15, 2018	$ 0.66
April 30, 2018	May 15, 2018	0.66
July 31, 2018	August 15, 2018	0.66
October 31, 2018	November 15, 2018	0.66
January 31, 2019	February 15, 2019	0.66

On the same dates listed above, the Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our credit facilities, facility sales and expected proceeds from mortgage and other investment payoffs are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash, cash equivalents and restricted cash totaled $11.7 million as of December 31, 2018, a decrease of $85.1 million as compared to the balance at December 31, 2017.  The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $499.4 million of net cash flow for the year ended December 31, 2018, as compared to $577.9 million for the same period in 2017, a decrease of $78.5 million which is primarily due to the loss of direct financing lease income from Orianna  and a $50.0 million payment to one of our operators to acquire a portion of their in-the-money purchase option  of which approximately $28.4 million was recorded as a lease inducement.

Investing Activities – Net cash flow from investing activities was an outflow of $173.2 million for the year ended December 31, 2018, as compared to an outflow of $285.1 million for the same period in 2017.  The $111.9 million change in cash flow from investing activities related primarily to (i) a $280.3 million decrease in real estate acquisitions, (ii) a $51.8 million increase in proceeds from sale of real estate investments, (iii) a $7.9 million decrease in capital improvements to real estate investments and (iv) a $6.0 million increase in receipts from insurance proceeds. Offsetting these changes were: (i) a $161.0 million increase in other investments – net primarily related to funding more other investments in 2018, (ii) a $52.8 million increase in investments in construction in progress in 2018, as compared to the same period in 2017, (iii) a $12.3 million decrease in proceeds from the sale of direct financing lease assets and (iv) a $6.1 million increase in mortgages – net primarily related to funding additional mortgages in 2018.

Financing Activities – Net cash flow from financing activities was an outflow of $410.7 million for the year ended December 31, 2018, as compared to an outflow of $303.8 million for the same period in 2017.  The $106.9 million change in cash from financing activities was primarily related to (i) a net $77.0 million decrease in cash proceeds from our credit facility, (ii) a net $96.0 million decrease in cash from our other long-term borrowings, primarily resulting from the second quarter 2017 issuance of $550.0 million 4.75% Senior Notes due 2028 and $150.0 million 4.5% Senior Notes due 2025, offset by the repayment of the $400.0 million 5.875% Senior Notes due 2024 and (iii) a $26.1 million increase in dividends paid, offset by (i) a $53.4 million increase in cash proceeds from the issuance of common stock in 2018, as compared to the same period in 2017, (ii) a $29.2 million decrease in financing related costs in 2018, as compared to the same period in 2017 and (iii) a $10.1 million increase in net proceeds from our dividend reinvestment plan in 2018, as compared to the same period in 2017.

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

We have identified four significant accounting policies that we believe are critical accounting policies.  These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant assumptions, judgments and estimates.  With respect to these critical accounting policies, we believe the application of assumptions, judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented.  The four critical accounting policies are:

Lease Accounting

At the inception of the lease and during the amendment process, we evaluate each lease to determine if the lease should be considered an operating lease, sales-type lease, or direct financing lease.  As of December 31, 2018, we have determined that all but three of our leases should be accounted for as operating leases.  The other three leases are accounted for as direct financing leases.

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

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement.  Certain direct financing leases include annual rent escalators; see “Revenue Recognition and Allowance for Doubtful Accounts” below for further discussion regarding the recording of interest income on our direct financing leases.  As of December 31, 2018 and 2017, we have no unamortized direct costs related to originating our direct financing leases recorded on our Consolidated Balance Sheets.

Revenue Recognition and Allowance for Doubtful Accounts

We have various different investments that generate revenue, including leased and mortgaged properties, as well as other investments, which include secured and unsecured loans.  We recognize rental income and other investment income as earned over the terms of the related leases and notes, respectively.  Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method.  In applying the effective interest method, the effective yield on a loan is determined based on its contractual payment terms, adjusted for prepayment terms.

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

We record direct financing lease income on a constant interest rate basis over the term of the lease.  Costs related to originating the direct financing leases are deferred and amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases.  Allowances are provided against earned revenues from direct financing leases when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection.

Mortgage interest income and other investment income is recognized as earned over the terms of the related mortgage notes or other investment, typically using the effective yield method.  Allowances are provided against earned revenues from mortgage interest or other investment income when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection.

On January 1, 2018, we adopted ASU 2014-09 and its subsequent updates using a modified retrospective approach. As a result of adopting ASU 2014-09, we recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. As a result of adopting ASU 2014-09 and its updates on January 1, 2018, the Company recognized $10.0 million of deferred gain resulting from the sale of facilities to a third-party in December 2017 through opening equity on January 1, 2018.

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

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives.  The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset.  If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities.  The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset.  In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows.  In these instances, the undiscounted future cash flows used to assess the recoverability are probability-weighted based on management’s best estimates as of the date of evaluation.  Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets.  An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value.  The fair value of the real estate investment is determined based on current market conditions and considers matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers.  Additionally, our evaluation of fair value may consider valuing the property as a nursing home as well as alternative uses.  All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.  Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property.  Changes in the facts and circumstances that drive management’s assumptions may result in an impairment to our assets in a future period that could be material to our results of operations.

For the years ended December 31, 2018, 2017 and 2016, we recognized impairment losses on real estate investments of $29.8 million, $99.1 million and $58.7 million, respectively.

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

We currently account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost-recovery method for impaired loans for which impairment reserves were recorded.  We utilize the cash basis method for impaired loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loan.  Under the cost-recovery method, we apply cash received against the outstanding loan balance prior to recording interest income.  Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement.  As of December 31, 2018 and 2017, we had $108.1 million and $177.5 million, respectively, of reserves on our loans.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

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

Direct financing leases - The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings.  In addition, we may estimate the fair value of its investment based on the estimated fair value of the collateral using a market approach which reflects of the expected proceeds from the buyer based on the terms of the sale agreement.

Other investments - The fair value of other investments is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Borrowings under variable rate agreements - Our variable rate debt as of December 31, 2018 includes our credit facilities and term loans.  The fair value of our borrowings under variable rate agreements is estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes -The fair value of the senior unsecured notes is estimated based on open market trading activity provided by third parties.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks.  Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall.  The estimated fair value of our total long-term borrowings at December 31, 2018 was approximately $4.6 billion.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $227.2 million at December 31, 2018.

We may enter into certain types of derivative financial instruments to further reduce interest rate risk.  We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.  We entered into interest rate swap agreements that effectively fixed the interest rate on the Amended 2015 Term Loan Facility at 3.8005% per annum beginning December 30, 2016 through its maturity date and extension options, subject to adjustments based on our consolidated leverage ratio.  At December 31, 2018 and 2017, $4.0 million and $1.5 million, respectively, of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.  The forward-starting swap contract was deemed to be a highly effective cash flow hedge and we elected to designate the forward-starting swap contract as an accounting hedge.

Item 8 – Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F‑1. The summary of unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 is included in Note 22 – Summary of Quarterly Results (Unaudited) to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2018, management evaluated the effectiveness of the design and operation of disclosure controls and procedures of Omega, and Omega OP (for purposes of this Item 9A, the “Companies”) as of December 31, 2018. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Companies concluded that the disclosure controls and procedures of the Companies were effective at the reasonable assurance level as of December 31, 2018.

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

In connection with the preparation of this Form 10-K, our management assessed the effectiveness of the Companies’ internal control over financial reporting as of December 31, 2018.  In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).  Based on management’s assessment, management believes that, as of December 31, 2018, the Companies’ internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm's attestation reports regarding each of the Companies’ internal control over financial reporting is included in the 2018 financial statements under the caption entitled Report of Independent Registered Public Accounting Firm and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Companies’ internal control over financial reporting during the quarter ended December 31, 2018 identified in connection with the evaluation of their disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

For information regarding executive officers of our Company, see Item 1 – Business – Executive Officers of Our Company.

Code of Business Conduct and Ethics. We have adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer, chief accounting officer and controller. A copy of our Code of Ethics is available on our website at www.omegahealthcare.com. Any amendment to our Code of Ethics or any waiver of our Code of Ethics will be disclosed on our website at www.omegahealthcare.com promptly following the date of such amendment or waiver.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 – Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

Title of Document	Page Number
Reports of Independent Registered Public Accounting Firm
Omega Healthcare Investors, Inc.	F‑1
OHI Healthcare Properties Limited Partnership	F‑3

Consolidated Financial Statements of Omega Healthcare Investors, Inc.
Consolidated Balance Sheets as of December 31, 2018 and 2017	F‑5
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	F‑6
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	F‑7
Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016	F‑8
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F‑9

Consolidated Financial Statements of OHI Healthcare Properties Limited Partnership
Consolidated Balance Sheets as of December 31, 2018 and 2017	F‑10
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	F‑11
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	F‑12
Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2018, 2017 and 2016	F‑13
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F-14

Notes to Consolidated Financial Statements	F‑15

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule II – Valuation and Qualifying Accounts	F‑63

Schedule III – Real Estate and Accumulated Depreciation	F-64

Schedule IV – Mortgage Loans on Real Estate	F-67

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or have been omitted because sufficient information has been included in the notes to the Consolidated Financial Statements.

(a)(3)     Listing of Exhibits — See “Index to Exhibits” beginning on Page I‑1 of this report.

(b)Exhibits — See “Index to Exhibits” beginning on Page I‑1 of this report.

(c)Financial Statement Schedules — The following consolidated financial statement schedules are included herein:

Schedule II —Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

Schedule IV — Mortgage Loans on Real Estate

Item 16 – Summary

Registrants may voluntarily include a summary of information required by Form 10‑K under this Item 16. We have elected not to include such summary information.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Omega Healthcare Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of OHI Healthcare Properties Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OHI Healthcare Properties Limited Partnership (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in owners’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018,, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of OHI Healthcare Properties Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited OHI Healthcare Properties Limited Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OHI Healthcare Properties Limited Partnership (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of OHI Healthcare Properties Limited Partnership as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in owners’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 26, 2019

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2018	2017

ASSETS
Real estate properties
Real estate investments	$7,746,410	$7,655,960
Less accumulated depreciation	(1,562,619)	(1,376,828)
Real estate investments – net	6,183,791	6,279,132
Investments in direct financing leases – net	132,262	364,965
Mortgage notes receivable – net	710,858	671,232
	7,026,911	7,315,329
Other investments – net	504,626	276,342
Investment in unconsolidated joint venture	31,045	36,516
Assets held for sale – net	989	86,699
Total investments	7,563,571	7,714,886

Cash and cash equivalents	10,300	85,937
Restricted cash	1,371	10,871
Accounts receivable – net	347,377	279,334
Goodwill	643,950	644,690
Other assets	24,308	37,587
Total assets	$8,590,877	$8,773,305

LIABILITIES AND EQUITY
Revolving line of credit	$313,000	$290,000
Term loans – net	898,726	904,670
Secured borrowings – net	—	53,098
Senior notes and other unsecured borrowings – net	3,328,896	3,324,390
Accrued expenses and other liabilities	272,172	295,142
Deferred income taxes	13,599	17,747
Total liabilities	4,826,393	4,885,047

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 202,346 shares as of December 31, 2018 and 198,309 as of December 31, 2017	20,235	19,831
Common stock – additional paid-in capital	5,074,544	4,936,302
Cumulative net earnings	2,130,511	1,839,356
Cumulative dividends paid	(3,739,197)	(3,210,248)
Accumulated other comprehensive loss	(41,652)	(30,150)
Total stockholders’ equity	3,444,441	3,555,091
Noncontrolling interest	320,043	333,167
Total equity	3,764,484	3,888,258
Total liabilities and equity	$8,590,877	$8,773,305

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,

	2018	2017	2016
Revenue
Rental income	$767,340	$775,176	$743,885
Income from direct financing leases	1,636	32,336	62,298
Mortgage interest income	70,312	66,202	69,811
Other investment income	40,228	29,225	21,852
Miscellaneous income	2,166	5,446	2,981
Total operating revenues	881,682	908,385	900,827

Expenses
Depreciation and amortization	281,279	287,591	267,062
General and administrative	63,508	47,683	45,867
Acquisition costs	383	—	9,582
Impairment on real estate properties	29,839	99,070	58,726
Impairment on direct financing leases	27,168	198,199	—
Provision for uncollectible accounts	6,689	14,580	9,845
Total operating expenses	408,866	647,123	391,082

Other operating income
Gain on assets sold - net	24,774	53,912	50,208
Operating income	497,590	315,174	559,953

Other income (expense)
Interest income and other - net	313	267	173
Interest expense	(192,462)	(188,762)	(164,103)
Interest – amortization of deferred financing costs	(8,960)	(9,516)	(9,345)
Interest – refinancing costs	—	(21,965)	(2,113)
Contractual settlement	—	10,412	—
Realized gain (loss) on foreign exchange	32	311	(232)
Total other expense	(201,077)	(209,253)	(175,620)

Income from continuing operations	296,513	105,921	384,333
Income tax expense	(3,010)	(3,248)	(1,405)
Income from unconsolidated joint venture	381	2,237	439
Net income	293,884	104,910	383,367
Net income attributable to noncontrolling interest	(12,306)	(4,491)	(16,952)
Net income available to common stockholders	$281,578	$100,419	$366,415

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$1.41	$0.51	$1.91
Diluted:
Net income	$1.40	$0.51	$1.90

Weighted-average shares outstanding, basic	200,279	197,738	191,781
Weighted-average shares outstanding, diluted	209,711	206,790	201,635

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,

	2018	2017	2016
Net income	$293,884	$104,910	$383,367
Other comprehensive (loss) income:
Foreign currency translation	(14,532)	21,845	(46,535)
Cash flow hedges	2,531	2,883	(702)
Total other comprehensive (loss) income	(12,001)	24,728	(47,237)
Comprehensive income	281,883	129,638	336,130
Comprehensive income attributable to noncontrolling interest	(11,807)	(5,542)	(14,830)
Comprehensive income attributable to common stockholders	$270,076	$124,096	$321,300

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid‑in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Loss	Equity	Interest	Equity
Balance at December 31, 2015 (187,399 common shares & 8,956 Omega OP Units)	$18,740	$4,609,474	$1,372,522	$(2,254,038)	$(8,712)	$3,737,986	$362,879	$4,100,865
Grant of restricted stock to company directors (18 shares at $33.09 per share)	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	13,790	—	—	—	13,790	—	13,790
Vesting/exercising of equity compensation, net of tax withholdings (773 shares)	77	(23,503)	—	—	—	(23,426)	—	(23,426)
Dividend reinvestment plan (7,215 shares at $33.27 per share)	721	239,320	—	—	—	240,041	—	240,041
Grant of stock as payment of directors fees (10 shares at an average of $31.27 per share)	1	324	—	—	—	325	—	325
Deferred compensation directors	—	(129)	—	—	—	(129)	—	(129)
Equity Shelf Program (656 shares at $29.97 per share, net of issuance costs)	66	19,585	—	—	—	19,651	—	19,651
Common dividends declared ($2.36 per share)	—	—	—	(453,349)	—	(453,349)	—	(453,349)
Conversion of Omega OP Units to common stock (72 shares at $35.68 per share)	7	2,559	—	—	—	2,566	—	2,566
Redemption of Omega OP Units (94 units)	—	(10)	—	—	—	(10)	(3,289)	(3,299)
Omega OP Units distributions	—	—	—	—	—	—	(21,179)	(21,179)
Comprehensive income:
Foreign currency translation	—	—	—	—	(44,468)	(44,468)	(2,067)	(46,535)
Cash flow hedges	—	—	—	—	(647)	(647)	(55)	(702)
Net income	—	—	366,415	—	—	366,415	16,952	383,367
Total comprehensive income								336,130
Balance at December 31, 2016 (196,142 shares & 8,862 Omega OP Units)	19,614	4,861,408	1,738,937	(2,707,387)	(53,827)	3,858,745	353,241	4,211,986
Grant of restricted stock to company directors (32 shares at $31.23 per share)	3	(3)	—	—	—	—	—	—
Stock-based compensation expense	—	15,212	—	—	—	15,212	—	15,212
Vesting/exercising of equity compensation, net of tax withholdings (116 shares)	12	(2,155)	—	—	—	(2,143)	—	(2,143)
Dividend reinvestment plan (1,199 shares at $30.64 per share)	120	36,602	—	—	—	36,722	—	36,722
Grant of stock as payment of directors fees (5 shares at an average of $32.18 per share)	1	149	—	—	—	150	—	150
Deferred compensation directors (8 shares at $32.10 per share)	—	108	—	—	—	108	—	108
Equity Shelf Program (718 shares at $30.81 per share, net of issuance costs)	72	22,048	—	—	—	22,120	—	22,120
Common dividends declared ($2.54 per share)	—	—	—	(502,861)	—	(502,861)	—	(502,861)
Conversion of Omega OP Units to common stock (89 shares at $32.91 per share)	9	2,933	—	—	—	2,942	—	2,942
Redemption of Omega OP Units (90 units)	—	—	—	—	—	—	(2,990)	(2,990)
Omega OP Units distributions	—	—	—	—	—	—	(22,626)	(22,626)
Comprehensive income:
Foreign currency translation	—	—	—	—	20,916	20,916	929	21,845
Cash flow hedges	—	—	—	—	2,761	2,761	122	2,883
Net income	—	—	100,419	—	—	100,419	4,491	104,910
Total comprehensive income								129,638
Balance at December 31, 2017 (198,309 shares & 8,772 Omega OP Units)	19,831	4,936,302	1,839,356	(3,210,248)	(30,150)	3,555,091	333,167	3,888,258
Cumulative effect of accounting change (see Note 2)	—	—	9,577	—	—	9,577	423	10,000
Balance at January 1, 2018 (198,309 common shares & 8,772 Omega OP Units)	19,831	4,936,302	1,848,933	(3,210,248)	(30,150)	3,564,668	333,590	3,898,258
Grant of restricted stock to company directors (35 shares at $30.51 per share)	4	(4)	—	—	—	—	—	—
Stock-based compensation expense	—	15,987	—	—	—	15,987	—	15,987
Vesting/exercising of equity compensation plan, net of tax withholdings (89 shares)	9	(1,663)	—	—	—	(1,654)	—	(1,654)
Dividend reinvestment (1,549 shares at an average of $30.22 per share)	155	46,646	—	—	—	46,801	—	46,801
Deferred compensation directors (35 shares at $30.42 per share)	3	250	—	—	—	253	—	253
Equity Shelf Program (2,276 shares at $33.18 per share, net of issuance costs)	228	75,304	—	—	—	75,532	—	75,532
Common dividends declared ($2.64 per share)	—	—	—	(528,949)	—	(528,949)	—	(528,949)
Conversion of Omega OP Units to common stock (53 share at $32.98 per share)	5	1,722	—	—	—	1,727	—	1,727
Redemption of Omega OP Units (58 units)	—	—	—	—	—	—	(1,861)	(1,861)
Omega OP Units distributions	—	—	—	—	—	—	(23,493)	(23,493)
Comprehensive income:
Foreign currency translation	—	—	—	—	(13,924)	(13,924)	(608)	(14,532)
Cash flow hedges	—	—	—	—	2,422	2,422	109	2,531
Net income	—	—	281,578	—	—	281,578	12,306	293,884
Total comprehensive income								281,883
Balance at December 31, 2018 (202,346 shares & 8,714 Omega OP Units)	$20,235	$5,074,544	$2,130,511	$(3,739,197)	$(41,652)	$3,444,441	$320,043	$3,764,484

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2018	2017	2016
Cash flows from operating activities
Net income	$293,884	$104,910	$383,367
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281,279	287,591	267,062
Impairment on real estate properties	35,014	99,070	58,726
Impairment on direct financing leases	27,168	198,199	—
Provision for uncollectible accounts	6,689	14,580	9,845
Interest - amortization of deferred financing costs and refinancing costs	8,960	19,711	11,458
Accretion of direct financing leases	109	(6,107)	(12,157)
Stock-based compensation expense	15,987	15,212	13,790
Gain on assets sold – net	(24,774)	(53,912)	(50,208)
Amortization of acquired in-place leases - net	(10,707)	(11,910)	(13,991)
Effective yield receivable on mortgage notes	(1,068)	(1,924)	(721)
Interest paid-in-kind	(6,360)	—	—
Change in operating assets and liabilities – net:
Contractual receivables	2,368	(36,621)	(4,876)
Straight-line rent receivables	(61,559)	(25,240)	(42,091)
Lease inducements	(32,738)	(8,419)	2,589
Other operating assets and liabilities	(34,879)	(17,228)	1,980
Net cash provided by operating activities	499,373	577,912	624,773
Cash flows from investing activities
Acquisition of real estate	(105,119)	(385,418)	(959,748)
Net proceeds from sale of real estate investments	309,586	257,812	169,603
Cash acquired in acquisition	—	2,341	—
Investments in construction in progress	(139,441)	(86,689)	(68,983)
Investments in direct financing leases	—	(7,183)	(2,080)
Proceeds from sale of direct financing lease	20,979	33,306	—
Placement of mortgage loans	(65,340)	(34,643)	(48,722)
Collection of mortgage principal	26,088	1,529	59,975
Investments in unconsolidated joint venture	—	—	(50,032)
Distributions from unconsolidated joint venture in excess of earnings	5,471	12,175	1,318
Capital improvements to real estate investments	(29,824)	(37,766)	(40,471)
Receipts from insurance proceeds	8,717	2,754	—
Investments in other investments	(385,707)	(139,047)	(271,557)
Proceeds from other investments	181,371	95,696	96,789
Net cash used in investing activities	(173,219)	(285,133)	(1,113,908)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,291,000	1,687,000	1,304,000
Payments on credit facility borrowings	(1,268,000)	(1,587,000)	(1,344,000)
Receipts of other long-term borrowings	—	1,346,749	1,048,173
Payments of other long-term borrowings	(2,049)	(1,252,788)	(181,249)
Payments of financing related costs	(8)	(29,198)	(11,830)
Receipts from dividend reinvestment plan	46,801	36,722	240,041
Payments for exercised options and restricted stock	(1,654)	(2,143)	(23,426)
Net proceeds from issuance of common stock	75,532	22,120	19,651
Dividends paid	(528,696)	(502,603)	(453,152)
Redemption of Omega OP Units	(134)	(48)	(733)
Distributions to Omega OP Unit Holders	(23,493)	(22,626)	(21,179)
Net cash (used in) provided by financing activities	(410,701)	(303,815)	576,296
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(590)	568	84
(Decrease) increase in cash, cash equivalents and restricted cash	(85,137)	(10,468)	87,245
Cash, cash equivalents and restricted cash at beginning of year	96,808	107,276	20,031
Cash, cash equivalents and restricted cash at end of year	$11,671	$96,808	$107,276

See accompanying notes

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2018	2017

ASSETS
Real estate properties
Real estate investments	$7,746,410	$7,655,960
Less accumulated depreciation	(1,562,619)	(1,376,828)
Real estate investments – net	6,183,791	6,279,132
Investments in direct financing leases – net	132,262	364,965
Mortgage notes receivable – net	710,858	671,232
	7,026,911	7,315,329
Other investments – net	504,626	276,342
Investment in unconsolidated joint venture	31,045	36,516
Assets held for sale – net	989	86,699
Total investments	7,563,571	7,714,886

Cash and cash equivalents	10,300	85,937
Restricted cash	1,371	10,871
Accounts receivable – net	347,377	279,334
Goodwill	643,950	644,690
Other assets	24,308	37,587
Total assets	$8,590,877	$8,773,305

LIABILITIES AND OWNERS’ EQUITY
Term loan – net	$99,553	$99,423
Secured borrowings – net	—	53,098
Accrued expenses and other liabilities	211,277	226,028
Deferred income taxes	13,599	17,747
Intercompany loans payable	4,501,964	4,488,751
Total liabilities	4,826,393	4,885,047

Owners’ Equity:
General partners’ equity	3,444,441	3,555,091
Limited partners’ equity	320,043	333,167
Total owners’ equity	3,764,484	3,888,258
Total liabilities and owners’ equity	$8,590,877	$8,773,305

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue
Rental income	$767,340	$775,176	$743,885
Income from direct financing leases	1,636	32,336	62,298
Mortgage interest income	70,312	66,202	69,811
Other investment income	40,228	29,225	21,852
Miscellaneous income	2,166	5,446	2,981
Total operating revenues	881,682	908,385	900,827

Expenses
Depreciation and amortization	281,279	287,591	267,062
General and administrative	63,508	47,683	45,867
Acquisition costs	383	—	9,582
Impairment on real estate properties	29,839	99,070	58,726
Impairment on direct financing leases	27,168	198,199	—
Provision for uncollectible accounts	6,689	14,580	9,845
Total operating expenses	408,866	647,123	391,082

Other operating income
Gain on assets sold - net	24,774	53,912	50,208
Operating income	497,590	315,174	559,953

Other income (expense)
Interest income and other - net	313	267	173
Interest expense	(192,462)	(188,762)	(164,103)
Interest – amortization of deferred financing costs	(8,960)	(9,516)	(9,345)
Interest – refinancing costs	—	(21,965)	(2,113)
Contractual settlement	—	10,412	—
Realized gain (loss) on foreign exchange	32	311	(232)
Total other expense	(201,077)	(209,253)	(175,620)

Income from continuing operations	296,513	105,921	384,333
Income tax expense	(3,010)	(3,248)	(1,405)
Income from unconsolidated joint venture	381	2,237	439
Net income	$293,884	$104,910	$383,367

Earnings per unit:
Basic:
Net income	$1.41	$0.51	$1.91
Diluted:
Net income	$1.40	$0.51	$1.90

Weighted-average Omega OP Units outstanding, basic	209,020	206,521	200,679
Weighted-average Omega OP Units outstanding, diluted	209,711	206,790	201,635

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$293,884	$104,910	$383,367
Other comprehensive (loss) income:
Foreign currency translation	(14,532)	21,845	(46,535)
Cash flow hedges	2,531	2,883	(702)
Total other comprehensive (loss) income	(12,001)	24,728	(47,237)
Comprehensive income	$281,883	$129,638	$336,130

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

(in thousands)

	General	Limited
	Partners’	Partners’	Total	General	Limited	Total
	Omega	Omega	Omega	Partners’	Partners’	Owners’
	OP Units	OP Units	OP Units	Equity	Equity	Equity
Balance at December 31, 2015	187,399	8,956	196,355	$3,737,986	$362,879	$4,100,865
Contributions from partners	8,743	—	8,743	252,818	—	252,818
Distributions to partners	—	—	—	(453,349)	(21,179)	(474,528)
Omega OP Unit redemptions	—	(94)	(94)	(10)	(3,289)	(3,299)
Comprehensive income
Foreign currency translation	—	—	—	(44,468)	(2,067)	(46,535)
Cash flow hedges	—	—	—	(647)	(55)	(702)
Net income	—	—	—	366,415	16,952	383,367
Total comprehensive income						336,130
Balance at December 31, 2016	196,142	8,862	205,004	3,858,745	353,241	4,211,986
Contributions from partners	2,167	—	2,167	75,111	—	75,111
Distributions to partners	—	—	—	(502,861)	(22,626)	(525,487)
Omega OP Unit redemptions	—	(90)	(90)	—	(2,990)	(2,990)
Comprehensive income
Foreign currency translation	—	—	—	20,916	929	21,845
Cash flow hedges	—	—	—	2,761	122	2,883
Net income	—	—	—	100,419	4,491	104,910
Total comprehensive income						129,638
Balance at December 31, 2017	198,309	8,772	207,081	3,555,091	333,167	3,888,258
Cumulative effect of accounting change (see Note 2)	—	—	—	9,577	423	10,000
Balance at January 1, 2018	198,309	8,772	207,081	3,564,668	333,590	3,898,258
Contributions from partners	4,037	—	4,037	138,646	—	138,646
Distributions to partners	—	—	—	(528,949)	(23,493)	(552,442)
Omega OP Unit redemptions	—	(58)	(58)	—	(1,861)	(1,861)
Comprehensive income
Foreign currency translation	—	—	—	(13,924)	(608)	(14,532)
Cash flow hedges	—	—	—	2,422	109	2,531
Net income	—	—	—	281,578	12,306	293,884
Total comprehensive income						281,883
Balance at December 31, 2018	202,346	8,714	211,060	$3,444,441	$320,043	$3,764,484

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$293,884	$104,910	$383,367
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281,279	287,591	267,062
Impairment on real estate properties	35,014	99,070	58,726
Impairment loss on direct financing leases	27,168	198,199	—
Provision for uncollectible accounts	6,689	14,580	9,845
Interest - amortization of deferred financing costs and refinancing costs	8,960	19,711	11,458
Accretion of direct financing leases	109	(6,107)	(12,157)
Stock-based compensation expense	15,987	15,212	13,790
Gain on assets sold – net	(24,774)	(53,912)	(50,208)
Amortization of acquired in-place leases - net	(10,707)	(11,910)	(13,991)
Effective yield receivable on mortgage notes	(1,068)	(1,924)	(721)
Interest paid-in-kind	(6,360)	—	—
Change in operating assets and liabilities – net:
Contractual receivables	2,368	(36,621)	(4,876)
Straight-line rent receivables	(61,559)	(25,240)	(42,091)
Lease inducements	(32,738)	(8,419)	2,589
Other operating assets and liabilities	(34,879)	(17,228)	1,980
Net cash provided by operating activities	499,373	577,912	624,773
Cash flows from investing activities
Acquisition of real estate	(105,119)	(385,418)	(959,748)
Net proceeds from sale of real estate investments	309,586	257,812	169,603
Cash acquired in acquisition	—	2,341	—
Investments in construction in progress	(139,441)	(86,689)	(68,983)
Investments in direct financing leases	—	(7,183)	(2,080)
Proceeds from sale of direct financing lease	20,979	33,306	—
Placement of mortgage loans	(65,340)	(34,643)	(48,722)
Collection of mortgage principal	26,088	1,529	59,975
Investments in unconsolidated joint venture	—	—	(50,032)
Distributions from unconsolidated joint venture in excess of earnings	5,471	12,175	1,318
Capital improvements to real estate investments	(29,824)	(37,766)	(40,471)
Receipts from insurance proceeds	8,717	2,754	—
Investments in other investments	(385,707)	(139,047)	(271,557)
Proceeds from other investments	181,371	95,696	96,789
Net cash used in investing activities	(173,219)	(285,133)	(1,113,908)
Cash flows from financing activities
Proceeds from intercompany loans payable to Omega	1,291,000	3,033,749	2,352,173
Repayment of intercompany loans payable to Omega	(1,270,049)	(2,839,788)	(1,525,249)
Payment of financing related costs incurred by Omega	(8)	(29,198)	(11,830)
Equity contributions from general partners	120,679	56,699	236,266
Distributions to general partners	(528,696)	(502,603)	(453,152)
Distributions to limited partners	(23,493)	(22,626)	(21,179)
Redemption of Omega OP Units	(134)	(48)	(733)
Net cash (used in) provided by financing activities	(410,701)	(303,815)	576,296
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(590)	568	84
(Decrease) increase in cash, cash equivalents and restricted cash	(85,137)	(10,468)	87,245
Cash, cash equivalents and restricted cash at beginning of year	96,808	107,276	20,031
Cash, cash equivalents and restricted cash at end of year	$11,671	$96,808	$107,276

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

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities (“ILFs”) and rehabilitation and acute care facilities.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses.  Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  Our other investment income derives from fixed and variable rate loans, which are either unsecured or secured by the collateral of the borrower.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”).  Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of December 31, 2018, Omega owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 4% of the outstanding Omega OP Units.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Fair Value Measurement

The Company measures and discloses the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•Level 1 - quoted prices for identical instruments in active markets;

•Level 2 - quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•Level 3 - fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Business Combinations

We record the purchase of properties to net tangible and identified intangible assets acquired and liabilities assumed at fair value. Transaction costs are expensed as incurred as part of a business combination. In making estimates of fair value for purposes of recording the purchase, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities as well as other critical valuation metrics such as current capitalization rates and discount rates used to estimate the fair value of the tangible and intangible assets acquired (Level 3). When liabilities are assumed as part of a transaction, we consider information obtained about the liabilities and use similar valuation metrics (Level 3). In some instances when debt is assumed and an identifiable active market for similar debt is present, we use market interest rates for similar debt to estimate the fair value of the debt assumed (Level 2). The Company determines fair value as follows:

•Land is determined based on third party appraisals which typically include market comparables.

•Buildings and site improvements acquired are valued using a combination of discounted cash flow projections that assume certain future revenues and costs and consider capitalization and discount rates using current market conditions as well as replacement cost analysis.

•Furniture and fixtures are determined based on third party appraisals which typically utilize a replacement cost approach.

•Intangible assets and liabilities acquired are valued using a combination of discounted cash flow projections as well as other valuation techniques based on current market conditions for the intangible asset or liability being acquired. When evaluating below market leases we consider extension options controlled by the lessee in our evaluation.

•Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.

•Assumed debt balances are valued by discounting the remaining contractual cash flows using a current market rate of interest.

•Stock based compensation and noncontrolling interests are valued using a stock price on the acquisition date.

•Goodwill represents the purchase price in excess of the fair value of assets acquired and liabilities assumed and the cost associated with expanding our investment portfolio. Goodwill is not amortized.

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

As of December 31, 2018, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entity.

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

Lease Accounting

At the inception of the lease and during the amendment process, we evaluate each lease to determine if the lease should be considered an operating lease, sales-type lease, or direct financing lease. As of December 31, 2018, we have determined that all but three of our leases should be accounted for as operating leases. The other three leases are accounted for as direct financing leases.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Certain direct financing leases include annual rent escalators; see “Revenue Recognition” below for further discussion regarding the recording of interest income on our direct financing leases. As of December 31, 2018 and 2017, we have no unamortized direct costs related to originating our direct financing leases recorded on our Consolidated Balance Sheets.

In-Place Leases

In-place lease assets and liabilities result when we assume a lease as part of a facility purchase or business combination. The fair value of in-place leases consists of the following components, as applicable (1) the estimated cost to replace the leases, and (2) the above or below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place at the time of acquisition to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Lease intangible assets and liabilities are classified as lease contracts above and below market value, respectively, in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets, and amortized on a straight-line basis as decreases and increases, respectively, to rental income over the estimated remaining term of the underlying leases. Should a tenant terminate the lease, the unamortized portion of the lease intangible is recognized immediately as an adjustment to rental income.

Real Estate Investment Impairment

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset. In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess the recoverability are probability-weighted based on management’s best estimates as of the date of evaluation. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment to our assets in a future period that could be material to our results of operations.

For the years ended December 31, 2018, 2017 and 2016, we recognized impairment losses on real estate investments of $29.8 million, $99.1 million and $58.7 million, respectively.

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

We account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impaired loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost-recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of December 31, 2018 and 2017, we had $108.1 million and $177.5 million, respectively, of reserves on our loans.

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

No impairment loss on our investment in unconsolidated joint venture was recognized during the years ended December 31, 2018, 2017, or 2016.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of our net receivables by type is as follows:

	December 31,
	2018	2017
	(in thousands)
Contractual receivables	$34,901	$43,258
Effective yield interest receivables	12,741	11,673
Straight-line rent receivables	251,166	216,054
Lease inducements	49,644	16,812
Allowance	(1,075)	(8,463)
Accounts receivable – net	$347,377	$279,334

In 2018, we paid an existing operator approximately $50 million in exchange for a reduction of such operator’s participation in an in-the-money purchase option.  As a result, we recorded an approximate $28 million lease inducement that will be amortized as a reduction to rental income over the remaining term of the lease.  The remaining $22 million was recorded as a reduction to the initial contingent liability which is included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

In 2018, we wrote-off approximately $11.5  million of straight-line rent receivables and contractual receivables to provision for uncollectible accounts, as a result of facility transitions and placing an operator on a cash basis.  The provision for uncollectible accounts was offset by a recovery of approximately $4.8 million.

In 2017, we recorded a provision for uncollectible accounts of approximately $9.3 million related to contractual and straight-line rent receivables for one of our operators and approximately $4.1 million of provision for uncollectible accounts, net of recoveries related to contractual and straight-line receivables of other operators and/or facilities that we intend to exit or transition.

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

In the first step of the two-step goodwill impairment test (“Step 1”), we compare the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by reference to the market capitalization of the Company as determined through quoted market prices and adjusted for other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step (“Step 2”) of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. The Company has not been required to perform Step 2 of the process because the fair value of the reporting unit has significantly exceeded its book value at the measurement date. There was no impairment of goodwill during 2018, 2017, or 2016.

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

Revenue Recognition

We have various different investments that generate revenue, including leased and mortgaged properties, as well as other investments, which include secured and unsecured loans. We recognize rental income and other investment income as earned over the terms of the related leases and notes, respectively. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. In applying the effective interest method, the effective yield on a loan is determined based on its contractual payment terms, adjusted for prepayment terms.

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

We record direct financing lease income on a constant interest rate basis over the term of the lease. Costs related to originating direct financing leases are deferred and amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases. Allowances are provided against earned revenues from direct financing leases when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Mortgage interest income and other investment income is recognized as earned over the terms of the related mortgage notes or other investment, typically using the effective yield method. Allowances are provided against earned revenues from mortgage interest or other investment income when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection.

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and its subsequent updates using a modified retrospective approach. As a result of adopting ASU 2014-09, we recognize gains related to the sale of real estate when we transfer control of the property and when it is probable that we will collect substantially all of the related consideration. As a result of adopting ASU 2014-09 and its updates on January 1, 2018, the Company recognized $10.0 million of deferred gain resulting from the sale of facilities to a third-party in December 2017 through opening equity on January 1, 2018.

Stock-Based Compensation

We recognize stock-based compensation expense adjusted for estimated forfeitures to employees and directors, in general and administrative in our Consolidated Statements of Operations on a straight-line basis over the requisite service period of the awards.

Deferred Financing Costs and Original Issuance Premium and/or Discounts for Debt Issuance

External costs incurred from the placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Deferred financing costs related to our revolving line of credit are included in other assets on our Consolidated Balance Sheets and deferred financing costs related to our other borrowings are included as a direct deduction from the carrying amount of the related debt liability on our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. All premiums and discounts are recorded as an addition to or reduction from debt on our Consolidated Balance Sheets. Amortization of deferred financing costs and original issuance premiums or discounts totaled $9.0 million, $9.5 million and $9.3 million in 2018, 2017 and 2016, respectively, and are classified as interest - amortization of deferred financing costs on our Consolidated Statements of Operations. When financings are terminated, unamortized deferred financing costs and unamortized premiums or discounts, as well as charges incurred for the termination, are recognized as expense or income at the time the termination is made. Gains and losses from the extinguishment of debt are presented in interest-refinancing costs on our Consolidated Statements of Operations.

Earnings Per Share/Unit

The computation of basic earnings per share/unit (“EPS” or “EPU”) is computed by dividing net income available to common stockholders/Omega OP Unit holders by the weighted-average number of shares of common stock/units outstanding during the relevant period. Diluted EPS/EPU is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares/Omega OP Units plus the effect of dilutive common equivalent shares/Omega OP Units during the respective period. Dilutive common shares reflect the assumed issuance of additional common shares/Omega OP Units pursuant to certain of our share-based compensation plans, including restricted stock and performance restricted stock units, long term incentive plan units (“LTIPs”),  and the assumed issuance of additional shares related to Omega OP Units held by outside investors. Dilutive Omega OP Units reflect the assumed issuance of additional Omega OP Units pursuant to certain of our share-based compensation plans, including restricted stock, performance restricted stock and LTIPs.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Redeemable Limited Partnership Unitholder Interests and Noncontrolling Interests

Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to the Company’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in the Partnership Agreement.    As of December 31, 2018, Omega owns approximately 96% of the issued and outstanding Omega OP Units, and investors own approximately 4% of the outstanding Omega OP Units.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities on the Consolidated Balance Sheets at fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, whereas the change in fair value of the ineffective portion is recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At December 31, 2018 and 2017,  $4.0 million and $1.5 million, respectively, of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Accounting Pronouncements Adopted in 2018

In 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  While ASU 2014-09 specifically references contracts with customers, it also applied to certain other transactions including the sale of real estate.  In addition, the FASB issued targeted updates to clarify specific implementation issues of ASU 2014-09.  These updates included ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  The Company adopted ASU 2014-09 and its subsequent updates in accordance with the modified retrospective approach on January 1, 2018.    The adoption of ASU 2014-09 and its related updates did not have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09 and its updates.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  The purpose of this updated guidance is to better align the financial reporting for hedging activities with the economic objectives of those activities.  The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018.  This adoption method requires companies to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of equity as of the beginning of the fiscal year that a company adopts the update.  On January 1, 2018, the Company adopted ASU 2017-12 using the modified retrospective transition method.  As a result of adopting the standard, the Company made certain adjustments to its existing hedge designation documentation for active hedging relationships in order to take advantage of specific provisions in the new guidance and to fully align its documentation with ASU 2017-12.  The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements - Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 and its subsequent updates will be effective for the Company beginning January 1, 2019.    The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application.  ASU 2016-02 and its subsequent updates allows for several practical expedients which permit the following: (i) no reassessment of lease classification or initial direct costs, (ii) use of the standard’s effective date as the date of initial application, (iii) no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met, (iv) permits lessors the option to exclude sales and other similar taxes from the measurement of lease revenue and expense and (v) requires lessors to exclude costs paid directly by lessees to third parties.

We elected these practical expedients and adopted ASU 2016-02 and its subsequent updates on January 1, 2019 using the effective date as our date of initial application.  Therefore, financial information and disclosures under ASU 2016-02 will not be provided for periods prior to January 1, 2019.  Upon adoption, we recognized both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment.  We estimate that our initial right of use asset and lease liability will be between $10.0 million and $12.0 million.  We will also begin reporting revenues and expenses for real estate taxes that are the obligations of the tenants but are paid for directly by the Company.  We estimate recording annual incremental rental income and expense between $12.0 million and $20.0 million based on the amounts paid directly by us in 2017 and 2018.  This reporting is not expected to have a material impact on our net income.  We continue to evaluate the other impacts of adopting ASU 2016-02 and its updates on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326)  (“ASU 2016‑13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016‑13 is effective for annual and interim periods beginning

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2016‑13 on our consolidated financial statements.

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 719 SNFs, 116 ALFs, 14 specialty facilities and one medical office building at December 31, 2018, are leased under provisions of single or master operating leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Also see Note 4 – Direct Financing Leases for information regarding additional properties accounted for as direct financing leases. Substantially all of the single leases and master leases provide for minimum annual rentals that are typically subject to annual increases. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2018	2017
	(in thousands)
Buildings	$6,056,820	$6,098,119
Land	786,174	795,874
Furniture, fixtures and equipment	447,610	440,737
Site improvements	250,917	227,150
Construction in progress	204,889	94,080
Total real estate investments	7,746,410	7,655,960
Less accumulated depreciation	(1,562,619)	(1,376,828)
Real estate investments - net	$6,183,791	$6,279,132

For the years ended December 31, 2018, 2017 and 2016, we capitalized $11.1 million, $8.0 million and $6.6 million, respectively, of interest to our projects under development.

The future minimum estimated contractual rents due for the remainder of the initial terms of the operating leases are as follows at December 31, 2018:

(in thousands)
2019	$680,627
2020	698,719
2021	716,426
2022	715,427
2023	703,167
Thereafter	4,026,317
Total	$7,540,683

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables summarize the significant transactions that occurred in 2018.

2018 Acquisitions and Other

	Number of			Total			Building & Site	Furniture	Initial
	Facilities		Country/	Investment(4)		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF/ILF	State	(in millions)					Cash Yield(3)
Q1	—	1	UK	$4.0	(1)	$0.9	$2.9	$0.2	8.50%
Q1	—	1	UK	5.7	(2)	1.4	4.1	0.2	8.50%
Q1	1	—	PA	7.4		1.6	5.4	0.4	9.50%
Q1	1	—	VA	13.2		2.4	10.5	0.3	9.50%
Q2	5	—	TX	22.8		0.5	20.4	1.9	9.50%
Q4	3	1	PA	35.1		4.1	29.2	1.8	9.50%
Q4	1	—	IN	8.3		1.7	6.0	0.6	9.50%
Q4	1	—	OH	9.2		0.8	7.9	0.5	9.50%
Total	12	3		$105.7		$13.4	$86.4	$5.9

(1)	We recorded a non-cash deferred tax liability of approximately $0.4 million in connection with this acquisition.
(2)	We recorded a non-cash deferred tax liability of approximately $0.2 million in connection with this acquisition.
(3)	The cash yield is based on the purchase price.
(4)	All of the aforementioned acquisitions were accounted for as asset acquisitions.

During 2018, we acquired two parcels of land (not reflected in the table above) for approximately $3.5 million with the intent of building new facilities for our existing operators.

During 2018, we transitioned 21 SNFs and one ALF subject to direct financing leases (not reflected in the table above) with a net carrying value of approximately $184.5 million from an existing operator to five other existing operators subject to single or master operating leases with an initial annual cash yield of approximately 9%.  We recorded approximately $184.5 million of real estate investments consisting of land ($11.2 million), building and site improvements ($159.1 million) and furniture and fixtures ($14.2 million) in partial satisfaction of the direct financing lease.  In connection with these transitions, we provided the new operators with working capital loans with a maximum borrowing capacity of $45.7 million, commitments to fund capital improvements up to $10.6 million and indemnities with a maximum funding of $7.4 million.  Claims against these indemnities must occur within 18 months to 36 months of the transition date.  These indemnities were provided to the new operators upon transition and would be utilized in the event that the prior operator does not perform under their transition agreements.  The Company does not expect to fund a material amount under these indemnity agreements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2017 Acquisitions and Other

	Number of			Total			Building & Site	Furniture	Initial
	Facilities		Country/	Investment(4)		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF/ILF	State	(in millions)					Cash Yield (2)
Q1	—	1	VA	$7.6		$0.5	$6.8	$0.3	7.50%
Q2	1	—	NC	8.6		0.7	7.3	0.6	9.50%
Q2	—	18	UK	124.2	(1)	34.1	85.1	5.0	8.50%
Q3	—	1	TX	2.3		0.7	1.5	0.1	9.25%
Q3	15	—	IN	211.0		18.0	180.2	12.8	9.50%
Q3	9	—	TX	19.0	(3)	1.7	15.5	1.8	18.60%
Q4	6	—	TX	40.0		1.0	35.1	3.9	9.25%
Total	31	20		$412.7		$56.7	$331.5	$24.5

(1)	We recorded a non-cash deferred tax liability and acquisition costs of approximately $8.2 million and $1.2 million, respectively, in connection with this acquisition.
(2)	The cash yield is based on the purchase price.
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

During 2017, we acquired three parcels of land (not reflected in the table above) for approximately $6.7 million with the intent of building new facilities for existing operators.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2016 Acquisitions and Other

	Number of			Total			Building & Site	Furniture	Initial
	Facilities		Country/	Investment(6)		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF/ILF	State	(in millions)					Cash Yield (7)
Q1	—	1	UK	$8.3		$1.4	$6.7	$0.2	7.00%
Q1	—	1	UK	6.1		0.6	5.3	0.2	7.00%
Q1	10	—	OH, VA, MI	169.0	(2)	10.5	152.5	6.0	8.50%
Q1	—	2	GA	20.2		0.8	18.3	1.1	7.50%
Q1	3	—	MD	25.0		2.5	19.9	2.6	8.50%
Q1	21	—	VA, NC	212.5		19.3	181.1	12.1	8.50%
Q2	—	10	UK	111.9	(3)	24.8	83.9	3.2	7.00%
Q2	—	3	TX	66.0	(4)	5.8	58.6	1.6	6.80%
Q2	3	—	CO, MO	31.8		3.1	26.2	2.5	9.00%
Q3	—	1	FL	4.3		2.3	1.8	0.2	8.00%
Q3	—	1	GA	2.5		0.2	2.1	0.2	8.00%
Q3	—	1	FL	16.5		1.8	14.3	0.4	8.00%
Q3	1	—	SC	10.1		2.7	6.5	0.9	9.00%
Q3	1	—	OH	9.0	(5)	—	8.6	0.4	9.00%
Q3	31	—	FL, KY,TN	329.6	(1)	24.6	290.8	14.2	9.00%
Total	70	20		$1,022.8		$100.4	$876.6	$45.8

(1)

Our investment includes a purchase option buyout obligation with a fair value of approximately $29.6 million. We also acquired a term loan with a fair value of approximately $37.0 million which is recorded in other investments on our Consolidated Balance Sheets. In August 2017, the purchase option was terminated and the operator used the proceeds to repay certain other investments, refer to Note – 6 Other Investments for details.

(2)	Acquired from a related party. Refer to Note – 2 Summary of Significant Accounting Policies - Related Party Transactions.
(3)	We also recorded a deferred tax asset of approximately $1.9 million in connection with the acquisition.
(4)

We paid $63.0 million in cash at closing to acquire the facilities. We paid an additional $1.5 million in April 2017 and the remaining $1.5 million in April 2018. The additional consideration paid was contractually determined and not contingent on other factors.

(5)	We paid approximately $3.5 million in cash to acquire the facility. The remainder of the purchase price (approximately $5.5 million) was funded with the redemption of an other investment note.
(6)	All of the aforementioned acquisitions were accounted for as business combinations.
(7)	The cash yield is based on the purchase price.

During 2016, we acquired five parcels of land (not reflected in the table above) for approximately $8.3 million with the intent of building new facilities for existing operators.

For the year ended December 31, 2016, we recognized rental revenue of approximately $58.1 million and expensed approximately $9.6 million of acquisition related costs in connection with the aforementioned acquisitions. No goodwill was recorded in connection with these acquisitions.

Asset Sales, Impairments and Other

During the fourth quarter of 2018, we sold 14 facilities (nine previously held for sale at September 30, 2018) subject to operating leases for approximately $63.2 million in net proceeds recognizing a gain on sale of approximately $15.5 million.  In addition, we recorded impairments on real estate properties of approximately $3.2 million on three facilities (two were subsequently reclassified to held for sale).

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In 2018, we sold 78 facilities (22 previously held for sale at December 31, 2017) subject to operating leases for approximately $309.6 million in net proceeds recognizing a gain on sale of approximately $24.8 million.  In addition, we recorded impairments on real estate properties of approximately $35.0 million on 35 facilities.  Our impairments were offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017.  The total net recorded investment in these properties after impairments (excluding facilities sold during the year) was approximately $14.8 million as of December 31, 2018, with approximately $1.0 million related to properties classified as held for sale.

Of the 78 facilities sold during 2018, we sold 12 SNFs on June 1, 2018 secured by HUD mortgages to subsidiaries of an existing operator.  The Company sold the 12 SNF facilities with carrying values of approximately $62 million for approximately $78 million which consisted of $25 million of cash consideration and their assumption of approximately $53 million of our HUD mortgages.  See Note 13 – Borrowing Arrangements for additional details.  Simultaneously, subsidiaries of the operator assumed our HUD restricted cash accounts, deposits and escrows.  The Company recorded a gain on sale of approximately $11 million after approximately $5 million of closing and other transaction related costs.  In connection with this sale, we provided a principal of an existing operator an unsecured loan of approximately $39.7 million.

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

Of the 52 facilities sold in 2017, the sale of ten of these facilities did not initially qualify for sale accounting under the full accrual method. The ten SNFs with a carrying value of approximately $23.2 million were sold to a third-party for approximately $43.3 million, resulting in a total gain of approximately $17.5 million after $2.6 million of closing costs. In connection with this sale, we provided the buyer a $10.0 million loan which was recorded in other investments on our Consolidated Balance Sheets. We recognized a net gain of approximately $7.5 million in 2017.  Upon our adoption of ASU 2014-09 on January 1, 2018, we recognized $10.0 million of deferred gain related to this sale through opening equity on January 1, 2018.

In 2016, we sold 38 SNFs (three previously held for sale at December 31, 2015) subject to operating leases for total cash proceeds of approximately $169.6 million, generating a gain on sale of approximately $50.2 million. We also recorded impairments on real estate properties of approximately $58.7 million on 29 facilities.

The 2018, 2017 and 2016 recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to held for sale, to their estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or Level 3 inputs which generally consist of non-binding offers from unrelated third parties  See also Note 4 – Direct Financing Leases and Note 9 – Assets Held For Sale for more details.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 4 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	December 31,
	2018	2017
	(in thousands)
Minimum lease payments receivable	$28,294	$64,893
Less unearned income	(16,577)	(37,633)
Investment in non-Orianna direct financing leases	11,717	27,260
Investment in Orianna direct financing leases	223,745	509,877
Less allowance for loss on Orianna direct financing leases	(103,200)	(172,172)
Investment in direct financing leases – net	$132,262	$364,965

Properties subject to direct financing leases	17	41
Number of direct financing leases	3	5

The following table summarizes our investments in the direct financing leases by operator, net of allowance for loss:

	December 31,
	2018	2017
	(in thousands)
Orianna	$120,545	$337,705
Reliance Health Care Management, Inc.	—	15,458
Sun Mar Healthcare	11,491	11,481
Markleysburg Healthcare Investors, LP	226	321
Investment in direct financing leases - net	$132,262	$364,965

The following minimum rents are due under our direct financing leases for the next five years (in thousands):

2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
$1,177	$1,170	$1,084	$1,106	$1,128

(1)Amounts due from Orianna have been excluded from the contractual minimum rent payments due under our direct financing leases. See below for additional information and Note 24 – Subsequent Events.

In 2018, we sold one SNF with a carrying value of approximately $15.4 million subject to a direct financing lease to an unrelated third-party for approximately $15.4 million.

Orianna Direct Financing Lease and Operating Lease

On November 27, 2013, we closed an aggregate $529 million purchase/leaseback transaction in connection with the acquisition of Ark Holding Company, Inc. (“Ark Holding”) by 4 West Holdings Inc. At closing, we acquired 55 SNFs and 1 ALF operated by Ark Holding and leased the facilities back to Ark Holding, now known as New Ark Investment Inc. (“New Ark” which does business as “Orianna Health Systems” and is herein referred to as “Orianna”), pursuant to four 50‑year master leases with rental payments yielding 10.6% per annum over the term of the leases. The purchase/leaseback transaction is being accounted for as a direct financing lease.

In addition to our direct financing leases with Orianna, we own three facilities and had leased them to Orianna under a master lease which was to expire in 2026. The remaining three facility lease is accounted for as an operating lease. Our recorded investment in the three facilities subject to this operating lease was $30.5 million as of December 31, 2018.  On October 31, 2018, Orianna rejected the operating lease and as a result we transitioned the remaining three facilities to an existing operator during the first quarter

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

of 2019.  As of December 31, 2018, we also have a revolving working capital loan issued to Orianna with a balance outstanding as of December 31, 2018 of $15.2 million.

In 2017, we sold eight facilities subject to direct financing leases with Orianna in the Northwest region and the Southeast region of the U.S. with a carrying value of approximately $36.4 million for approximately $33.3 million to unrelated third parties.  These facilities were subject to direct financing leases with Orianna in the Northwest region and the Southeast region.  We recorded approximately $3.3 million of impairment related to these sales.  In addition, we transitioned nine SNFs, representing all of the facilities subject to another direct financing lease with Orianna in the Texas region, to an existing operator of ours pursuant to an operating lease.  In connection with this transaction, we recorded the real estate properties at our original cost basis of approximately $19.0 million, eliminated our investment in the Texas region direct financing lease and recorded an impairment of approximately $1.8 million.  In conjunction with this transaction, we also amended our Orianna Southeast region master lease to reduce the outstanding balance by $19.3 million.  As a result of the lease amendment in 2017, we recorded impairment on our investment in direct financing lease of approximately $20.8 million in 2017.

In the third quarter of 2017, we recorded an allowance for loss on direct financing leases of $172.2 million with Orianna covering 38 facilities in the Southeast region of the U.S. The amount of the allowance was determined based on the fair value of the facilities subject to the direct financing lease. To estimate the fair value of the underlying collateral, we utilized an income approach and Level 3 inputs. Our estimate of fair value assumed annual rents ranging between $32.0 million and $38.0 million, rental yields between 9% and 10%, current and projected operating performance of the facilities, coverage ratios and bed values.  Our recorded investment in these direct financing leases, net of the $172.2 million of allowances, amounted to $337.7 million as of December 31, 2017.

In March 2018, Orianna commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  As described in Orianna’s filings with the Bankruptcy Court, we entered into a Restructuring Support Agreement (“RSA”) that was expected to form the basis for Orianna’s restructuring.  The RSA provided for the recommencement, in April 2018, of partial rent payments at $1.0 million per month and established a specific timeline for the implementation of Orianna’s planned restructuring.  The RSA provided for the transition of 23 facilities to new operators and the potential sale of the remaining 19 facilities subject to the plan of reorganization (the “Plan”), if approved by the Bankruptcy Court.

To provide liquidity to Orianna during their Chapter 11 proceedings, we entered into a senior secured superpriority debtor-in-possession (“DIP”) credit agreement with Orianna for a revolving credit and term loan DIP financing of up to $30 million, which DIP financing was approved by the Bankruptcy Court on an interim basis on March 9, 2018 and on a final basis on May 14, 2018.

On July 23, 2018, we notified Orianna that it was in default under the DIP credit agreement.    On July 25, 2018, Omega terminated the RSA with its tenant, 4 West Holdings, and the sponsor of Orianna’s Plan.

During the third quarter of 2018, we transitioned 22 facilities with a net carrying value of approximately $184.5 million from Orianna to five other existing operators with annual contractual rent of approximately $16.8 million.  See Note 3 – Properties.  In addition, during the second half of 2018, we sold Orianna’s headquarters and one SNF with a carrying value of approximately $5.5 million to unrelated third-parties for approximately $5.5 million.

During the fourth quarter of 2018, the Bankruptcy Court ruled that Orianna’s Plan, if confirmed, would allow Orianna to use the value of Orianna’s remaining facilities to pay the administrative costs of Orianna’s Chapter 11 cases and to pay certain other creditor claims, with the net amount of such value being paid to us.  As a result, we recorded $27.2 million in additional allowance for loss to reduce the remaining investment in the direct financing lease covering the remaining 15 facilities located in the Southeast region of the U.S.  As of December 31, 2018, our net investment in the Orianna direct financing lease is approximately $120.5 million, net of an allowance of $103.2 million.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On January 11, 2019, pursuant to a Bankruptcy Court order, affiliates of Orianna purchased the remaining 15 SNFs subject to the direct financing lease with Orianna for $176 million of consideration, comprised of $146 million in cash received by Orianna and a $30.0 million seller note held by the Company.  The $30.0 million note bears interest at 6% per annum and matures on January 11, 2026.  Interest on the unpaid principal balance is due quarterly in arrears. Commencing on January 11, 2022, quarterly principal payments are due based on a 15-year amortization schedule on the then outstanding principal balance of the loan.  On the same date, Orianna repaid the DIP financing, including all related interest.

On January 16, 2019, the Bankruptcy Court confirmed Orianna’s Plan, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio.  Our remaining investment in the direct financing lease and the revolving working capital loan as of December 31, 2018 is expected to be recovered through liquidating payments made from the Trust. The Trust is comprised of $115.8 million of net cash proceeds from the sale by Orianna of the 15 SNFs on January 11, 2019 after repayment of the DIP financing, cash of $5.6 million, and accounts receivable, net of estimated allowance, of $21.3 million. We expect that the aggregate of such amounts will be used to pay the estimated costs of $26.9 million to other creditors and to wind down the Trust with the remainder paid to us under the direct financing leases and on account of the revolving working capital loan. The amount payable to us is contingent upon the collection of the accounts receivable balances and the estimated costs to wind down the Trust. These amounts are estimated and subject to change. Such changes could be significantly different than the currently estimated amounts and such differences could have a material impact on our financial statements.

On February 13, 2019, we received $78.8 million from the Trust as a partial liquidation of the Trust.  We will receive other payments from the Trust when the accounts receivable are collected and as the estimated creditor claims and costs to wind down the Trust are finalized.

As a result of Orianna not satisfying the contractual payments due under the terms of the direct financing leases or the separate operating lease and the uncertainty of collection, we have not recognized any income from Orianna related to the direct financing leases or the operating lease for the period from July 1, 2017 through December 31, 2018.

NOTE 5 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2018, mortgage notes receivable relate to six fixed rate mortgages on 54 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in six states, operated by six independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2018	2017
	(in thousands)
Mortgage note due 2027; interest at 10.18%	$112,500	$112,500
Mortgage notes due 2029; interest at 9.87%(1)	537,515	476,320
Other mortgage notes outstanding(2)	65,748	87,317
Mortgage notes receivable, gross	715,763	676,137
Allowance for loss on mortgage notes receivable(3)	(4,905)	(4,905)
Total mortgages — net	$710,858	$671,232

(1)

Approximates the weighted average interest rate on 39 facilities.  Two notes totaling approximately $20.5 million are construction mortgages maturing in 2019.  The remaining loan balance matures in 2029.

(2)	Other mortgage notes outstanding have a weighted average interest rate of 11.25% per annum and maturity dates between 2019 and 2028.
(3)

The allowance for loss on mortgage notes receivable relates to one mortgage with an operator. The carrying value and fair value of the mortgage note receivable is approximately $1.5 million at December 31, 2018 and December 31, 2017.

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

$537.5 Million of Mortgage Notes due 2029

On June 30, 2014, we entered into a mortgage loan agreement with Ciena Healthcare (“Ciena”) to refinance/consolidate $117 million in existing mortgages with maturity dates ranging from 2021 to 2023 on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities. The $415 million mortgage (the “Master Mortgage”) matures in 2029 and is secured by 30 facilities.  The Master Mortgage note bore an initial interest rate of 9.0% per annum which increases by 0.225% per annum.  As of December 31, 2018, the outstanding principal balance of the Master Mortgage note is approximately $409.3 million and the interest rate is 9.9% per annum.

Subsequent to June 30, 2014, the Company amended its Master Mortgage with Ciena to provide for additional borrowings in the form of incremental facility mortgages, construction and/or improvement mortgages with maturity dates in 2019 and 2029 with initial annual interest rates ranging between 8.5% and 10% and fixed annual escalators of 2% or 2.5% over the prior year’s interest rate, or a fixed increase of 0.225% per annum.  As of December 31, 2018 the outstanding principal balance of these mortgage notes are approximately $84.1 million.

In June 2018, we amended the Master Mortgage with Ciena to provide an additional $44.7 million mortgage note related to five SNFs located in Michigan.  The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 9.5% which increases each year by 0.225%.  As of December 31, 2018, the outstanding principal balance of this mortgage note is approximately $44.2 million.  Additionally, the Company committed to fund an additional $9.6 million to Ciena if certain performance metrics are achieved by the portfolio.

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

NOTE 6 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2018	2017
	(in thousands)
Other investment notes due 2018-2022; interest at 9.91% (1)	$40,242	$15,115
Other investment note due 2019; interest at 9.35%	131,452	—
Other investment notes due 2020; interest at 13.06% (1)	71,036	49,490
Other investment notes due 2023; interest at 7.32% (1)	65,000	64,050
Other investment note due 2023; interest at 12.00%	59,454	49,708
Other investment notes due 2024-2025; interest at 8.38% (1)	46,287	31,987
Other investment notes outstanding (2)	91,155	66,365
Other investments, gross	504,626	276,715
Allowance for loss on other investments (3)	—	(373)
Total other investments	$504,626	$276,342

(1)	Approximate weighted average interest rate as of December 31, 2018.
(2)	Other investment notes have a weighted average interest rate of 8.06% and maturity dates through 2028.
(3)	The allowance for loss on other investments relates to one loan with an operator that has been fully reserved at December 31, 2017 and written off during 2018.

Other investment notes due 2018 - 2022

In March 2018, we agreed to provide senior secured superpriority DIP financing to Orianna consisting of a $14.2 million term loan and a $15.8 million revolving credit facility.  The DIP financing has been approved by the Bankruptcy Court.  The DIP financing is secured by a security interest in and liens on substantially all of Orianna’s existing and future real and personal property.  The $14.2 million term loan bears interest at 1-month LIBOR plus 5.5% per annum and matured on September 30, 2018. The $15.8 million revolving credit facility bears interest at 1-month LIBOR plus 9.0% per annum and matured on September 30, 2018.  The borrowings under the revolving credit facility were used for general business expenses and other uses permitted under the loan documents.

On July 23, 2018, Omega notified Orianna that it was in default under the DIP financing and, as a result of such default, Omega (a) declared the amounts owing under the DIP financing to be immediately due and payable, (b) terminated the DIP financing and any further commitment of Omega to extend credit to Orianna under the DIP financing, and (c) restricted Orianna’s use of cash collateral solely to payment of those amounts contained in a budget approved by Omega.  Omega also informed Orianna that while Omega did not (as of such date) intend to immediately collect amounts owing under the DIP financing, Omega may at any time in the future exercise further rights and remedies under the DIP financing.  As of December 31, 2018, approximately $14.2 million was outstanding on this term loan and $10.8 million was outstanding on this revolving credit facility.  In January 2019, Orianna repaid the DIP financing and permanently terminated our commitment under the DIP.  See Note 4 – Direct Financing Leases.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In May 2017, we provided Orianna an $18.8 million maximum borrowing secured revolving working capital loan that  bears interest at 9% per annum (with one-half (1/2) of all accrued interest to be paid-in-kind and added to the loan balance) and matures on April 30, 2022.  This revolving working capital loan has a default rate of 5% per annum.    As of December 31, 2018, approximately $15.2 million is outstanding on this revolving working capital loan.  Pursuant to the Bankruptcy Court’s interim order approving the DIP financing, Orianna is obligated to pay one-half (1/2) of all accrued post-bankruptcy interest payable on this revolving working capital loan at the default rate.  See Note 4 – Direct Financing Leases.  As of December 31, 2018, our total other investments outstanding with Orianna was approximately $40.2 million.

Other investment note due 2019

On September 28, 2018, we provided a $131.3 million secured term loan to an unrelated third party.  The loan is secured by a collateral assignment of mortgages covering seven SNFs, three independent living facilities and one ALF.  The loan bears interest at 9.35% per annum and matures on February 28, 2019, subject to a one-time 90-day extension.  In February 2019, the loan was extended to May 31, 2019.  The loan requires monthly interest payments with the principal balance due at maturity.  The borrower used the proceeds to repay existing indebtedness and pay a one-time distribution to its equity holders.  In connection with this loan we incurred approximately $0.4 million of origination costs which are deferred and recognized over the term of the loan.  The outstanding balance on this loan was $131.5 million including origination costs at December 31, 2018.

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

On March 6, 2018, we amended certain terms of the $48.0 million secured term loan.  As of February 22, 2018, the $48.0 million term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum will be paid-in-kind.  Additionally, the amended term loan does not require monthly payments of principal.  All principal and accrued and unpaid interest will be due at maturity on July 29, 2020.  As of December 31, 2018, approximately $54.4 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum will be paid-in-kind and matures on July 29, 2020.  As of December 31, 2018, approximately $16.6 million is outstanding on this term loan.  As of December 31, 2018, our total other investments outstanding with Genesis was approximately $71.0 million.

Other investment note due 2023

On June 30, 2015, we entered into a $50.0 million secured revolving credit facility with subsidiaries of an existing operator. The note bears interest at approximately 6.66% per annum and matures in 2023.   As of December 31, 2018, $50.0 million has been drawn and remains outstanding.

On May 17, 2017, we entered into a separate secured $15.0 million revolving credit facility with subsidiaries of an existing operator. The note bears interest at 9.5% per annum and matures in 2023.   As of December 31, 2018, $15.0 million has been drawn and remains outstanding.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other investment note due 2023

On February 26, 2016, we acquired and funded a $50.0 million mezzanine loan at a discount of approximately $0.75 million.  In May 2018, the Company amended the mezzanine loan with the borrower which is secured by an equity interest in subsidiaries of the borrower.  As part of the refinancing, the Company increased the mezzanine loan by $10.0 million, extended the maturity date to May 31, 2023 and fixed the interest rate at 12% per annum.  The mezzanine loan requires semi-annual principal payments of $2.5 million commencing December 31, 2018.  As of December 31, 2018, our total other investments outstanding with this borrower was approximately $59.5 million.  In connection with the amendment, the Company recognized fees of approximately $1.1 million of which $0.5 million was paid at closing with the remainder due at maturity.  The discount and loan fees are deferred and are being recognized on an effective basis over the term of the loan.

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

On May 7, 2018, the Company provided Agemo a $25.0 million secured working capital loan bearing interest at 7% per annum that matures on April 30, 2025.  The proceeds of the working capital loan were used to pay operating expenses, settlement payments, fees, taxes and other costs approved by the Company.  As of December 31, 2018, approximately $14.3 million is outstanding on this working capital loan.  Our total loans outstanding with Agemo at December 31, 2018 approximate $46.3 million.  On May 7, 2018, the Company also provided principals of Agemo a one year unsecured $2.8 million loan.  The proceeds were used to pay down the Company’s contractual receivables outstanding.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 7 – VARIABLE INTEREST ENTITIES

As of December 31, 2018, Orianna and Agemo are VIEs. Below is a summary of our assets and liabilities associated with each operator as of December 31, 2018:

	Operator
	Orianna	Agemo
	(in thousands)
Assets
Real estate investments - net	$30,459	$413,396
Investments in direct financing leases - net	120,545	-
Other investments - net	40,242	46,287
Contractual receivables - net	249	18,017
Straight-line rent receivables	—	34,203
Lease inducement	—	2,362
Above market lease	—	2
Subtotal	191,495	514,267

Collateral
Letters of credit	—	(9,253)
Personal guarantee	—	(15,000)
Other collateral	(176,253)	(413,396)
Subtotal	(176,253)	(437,649)

Maximum exposure to loss	$15,242	$76,618

In determining our maximum exposure to loss from these VIEs, we considered the underlying value of the real estate subject to leases with these operators and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any. See Note 4 – Direct Financing Leases regarding our relationship with Orianna, Note 6 – Other Investments regarding the terms of other investments with these two operators and Note 20 – Commitments and Contingencies regarding our commitment to provide capital expenditure funding to our operators which includes Agemo.

The table below reflects our total revenues from Orianna and Agemo for the twelve months ended December 31, 2018 and 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Operator		Operator
	Orianna	Agemo	Orianna	Agemo
	(in thousands)
Revenue
Rental income	$—	$59,291	$2,401	$62,287
Income from direct financing leases	—	—	29,877	—
Other investment income	3,477	3,500	906	4,884
Total (1)	$3,477	$62,791	$33,184	$67,171

(1)	For the years ended December 31, 2018 and 2017, we received cash rental income and other investment income from Agemo of approximately $56.8 million and $39.8 million, respectively.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 8 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On November 1, 2016, we invested approximately $50.0 million for an approximate 15% ownership interest in a joint venture operating as Second Spring Healthcare Investments. The other approximate 85% interest is owned by affiliates of Lindsey Goldberg LLC.  We account for our investment in the joint venture using the equity method. On November 1, 2016, the joint venture acquired 64 SNFs for approximately $1.1 billion and leased them to Genesis.  During 2018, the joint venture sold 13 SNFs subject to an operating lease for approximately $164.0 million in net cash proceeds and recognized a loss on sale of approximately $4.6 million.  The joint venture also recorded $4.2 million of impairments on these real estate properties.

We receive asset management fees from the joint venture for services provided. For the years ended December 31, 2018, 2017 and 2016, we recognized $1.8 million, $2.0 million and $0.3 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations. The accounting policies for the unconsolidated joint venture are the same as those of the Company.

NOTE 9 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of	Net Book Value
	Properties	(in thousands)
December 31, 2016	20	$52,868
Properties sold/other (1)	(17)	(39,299)
Properties added (2)	19	73,130
December 31, 2017	22	86,699
Properties sold/other (3)	(48)	(171,938)
Properties added (4)	29	86,228
December 31, 2018 (5)	3	$989

(1)

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

(3)	In 2018, we sold 48 facilities for approximately $133.6 million in net proceeds recognizing a gain on sale of approximately $11.5 million.
(4)

In 2018, we recorded approximately $13.0 million of impairments to reduce 26 facilities and one ancillary building's book value to their estimated fair values less costs to sell before they were reclassified to assets held for sale.

(5)	We plan to sell the facilities classified as held for sale at December 31, 2018 within the next twelve months.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 10 – INTANGIBLES

The following is a summary of our intangibles as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Assets:
Goodwill	$643,950	$644,690

Above market leases	$22,410	$22,426
In-place leases	—	167
Accumulated amortization	(19,203)	(17,059)
Net intangible assets	$3,207	$5,534

Liabilities:
Below market leases	$143,669	$164,443
Accumulated amortization	(79,226)	(83,824)
Net intangible liabilities	$64,443	$80,619

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

For the years ended December 31, 2018, 2017 and 2016, our net amortization related to intangibles was $10.7 million, $11.9 million and $14.0 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2019 – $7.4 million; 2020 – $7.2 million; 2021 – $7.0 million; 2022 – $6.7 million; 2023 - $6.4 million and $26.5 million thereafter. As of December 31, 2018, the weighted average remaining amortization period of both above market lease assets and below market lease liabilities is approximately nine years.

The following is a summary of our goodwill as of December 31, 2018 and 2017:

(in thousands)
Balance as of December 31, 2016	$643,474
Add: foreign currency translation	1,216
Balance as of December 31, 2017	644,690
Less: foreign currency translation	(740)
Balance as of December 31, 2018	$643,950

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 11 - CONCENTRATION OF RISK

As of December 31, 2018, our portfolio of real estate investments consisted of 924 healthcare facilities, located in 41 states and the U.K. and operated by 68 third-party operators. Our investment in these facilities, net of impairments and reserve for uncollectible loans, totaled approximately $8.6 billion at December 31, 2018, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 735 SNFs, 116 ALFs, 14 specialty facilities, one medical office building, fixed rate mortgages on 51 SNFs and three ALFs, and four facilities that are closed/held for sale. At December 31, 2018, we also held other investments of approximately $504.6 million, consisting primarily of secured loans to third-party operators of our facilities and a $31.0 million investment in an unconsolidated joint venture.

At December 31, 2018, we had investments with one operator that exceeded 10% of our total investments: Ciena. Ciena also generated approximately 11% and 10% of our total revenues for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the three states in which we had our highest concentration of investments were Florida (10%), Texas (10%) and Michigan (8%).

NOTE 12 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and other deposits, security deposits and letters of credit from most operators pursuant to our lease and mortgage agreements. These generally represent the rental and/or mortgage interest for periods ranging from three to six months with respect to certain of our investments or the required deposits in connection with our HUD borrowings. At December 31, 2018 and 2017, we held $1.4 million and $10.9 million, respectively, in liquidity and other deposits, $38.5 million and $41.2 million, respectively, in security deposits and $55.1 million and $58.4 million, respectively, in letters of credit. The liquidity deposits and other deposits, security deposits and the letters of credit may be used in the event of lease and/or loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. Liquidity deposits and other deposits are recorded as restricted cash on our Consolidated Balance Sheets with the offset recorded as a liability in accrued expenses and other liabilities on our Consolidated Balance Sheets. Security deposits related to cash received from the operators are primarily recorded in cash and cash equivalents on our Consolidated Balance Sheets with a corresponding offset in accrued expenses and other liabilities on our Consolidated Balance Sheets. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross‑collateralization and by corporate or personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 13 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Annual
		Interest Rate
		as of
		December 31,	December 31,
	Maturity	2018	2018	2017
			(in thousands)
Secured borrowings:
HUD mortgages assumed December 2011	—	—	$—	$53,666
Deferred financing costs – net			—	(568)
Total secured borrowings – net(1)			—	53,098

Unsecured borrowings:
Revolving line of credit	2021	3.67%	313,000	290,000

U.S. term loan	2022	3.97%	425,000	425,000
Sterling term loan (2)	2022	2.18%	127,990	135,130
Omega OP term loan(1)	2022	3.97%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Discounts and deferred financing costs – net(3)			(4,264)	(5,460)
Total term loans – net			898,726	904,670

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.950%	400,000	400,000
2025 notes	2025	4.500%	400,000	400,000
2026 notes	2026	5.250%	600,000	600,000
2027 notes	2027	4.500%	700,000	700,000
2028 notes	2028	4.750%	550,000	550,000
Other	2018	—	—	1,500
Subordinated debt	2021	9.000%	20,000	20,000
Discount – net			(18,523)	(21,073)
Deferred financing costs – net			(22,581)	(26,037)
Total senior notes and other unsecured borrowings – net			3,328,896	3,324,390

Total unsecured borrowings – net			4,540,622	4,519,060

Total secured and unsecured borrowings – net(4)			$4,540,622	$4,572,158

(1)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.
(2)	This borrowing is denominated in GBP.
(3)	The amount includes $0.4 million of net deferred financing costs related to the Omega OP term loan as of December 31, 2018.
(4)	All borrowing are direct borrowings of Omega unless otherwise noted.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

HUD Mortgage Disposition

On June 1, 2018, subsidiaries of an existing operator assumed approximately $53 million of our indebtedness guaranteed by HUD that secured 12 separate facilities located in Arkansas.  In connection with our disposition of the mortgages, we wrote-off approximately $0.6 million of unamortized deferred costs that are recorded in Gain on assets sold – net on our Consolidated Statements of Operations.  These fixed rate mortgages had a weighted average interest rate of approximately 3.06% per annum and matured in July 2044.  See Note 3 – Properties.

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

The 2017 Omega Credit Facilities replaced the previous $1.25 billion senior unsecured 2014 revolving credit facility, the previous $200 million Tranche A‑1 senior unsecured term loan facility, and the previous $350 million Tranche A‑3 senior unsecured incremental term loan facility established under our 2014 credit agreement, which has been terminated (the “2014 Omega Credit Agreement”). We had previously repaid and terminated the $200 million Tranche A‑2 senior unsecured term loan facility established under the 2014 Omega Credit Agreement, with proceeds from our $550 million and $150 million unsecured senior notes issued in April 2017.

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

2017 Omega OP Term Loan Facility

On May 25, 2017, Omega OP entered into a credit agreement (the “2017 Omega OP Credit Agreement”) providing it with a new $100 million senior unsecured term loan facility (the “2017 Omega OP Term Loan Facility”). The 2017 Omega OP Credit Agreement replaced the $100 million senior unsecured term loan facility obtained in 2015 (the “2015 Omega OP Term Loan Facility”) and the related credit agreement (the “2015 Omega OP Credit Agreement”). The 2017 Omega OP Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 Omega OP Term Loan Facility matures on May 25, 2022.

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

As a result of exposure to interest rate movements associated with the Amended 2015 Term Loan Facility, on December 16, 2015, we entered into various forward-starting interest rate swap arrangements, which effectively converted $250 million of our variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.8005% effective December 30, 2016. The effective fixed rate achieved by the combination of the Amended 2015 Term Loan Facility and the interest rate swaps could fluctuate up by 55 basis points or down by 40 basis points based on future changes to our credit ratings. Each of these swaps began on December 30, 2016 and mature on December 15, 2022. On the date of inception, we designated the interest rate swaps as cash flow hedges in accordance with accounting guidance for derivatives and hedges and linked the interest rate swaps to the Amended 2015 Term Loan Facility. Because the critical terms of the interest rate swaps and Amended 2015 Term Loan Facility coincided, the hedges are expected to exactly offset changes in expected cash flows as a result of fluctuations in 1‑month LIBOR over the term of the hedges. The purpose of entering into the swaps was to reduce our exposure to future changes in variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements will occur through the maturity date of the Amended 2015 Term Loan Facility. The interest rate for the Amended 2015 Term Loan Facility was not hedged for the portion of the term prior to December 30, 2016.

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

$550 Million 4.75% Senior Notes due 2028

On April 4, 2017, we issued $550 million aggregate principal amount of our 4.75% Senior Notes due 2028 (the “2028 Notes”). The 2028 Notes mature on January 15, 2028. The 2028 Notes were sold at an issue price of 98.978% of their face value before the underwriters’ discount. Our net proceeds from the 2028 Notes offering, after deducting underwriting discounts and expenses, were approximately $540.8 million. The net proceeds from the 2028 Notes offering and the additional $150 million 2025 Notes offering were used to (i) redeem all of our outstanding $400 million 5.875% Senior Notes due 2024 (the “5.875% Notes”) on April 28, 2017, (ii) prepay the $200 million Tranche A‑2 Term Loan Facility on April 5, 2017 that otherwise would have become due on June 27, 2017, and (iii) repay outstanding borrowings under our revolving credit facility.

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2018 and 2017, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The required principal payments, excluding the premium or discount and deferred financing costs on our secured and unsecured borrowings, for each of the five years following December 31, 2018 and the aggregate due thereafter are set forth below:

(in thousands)
2019	$—
2020	—
2021	333,000
2022	902,990
2023	700,000
Thereafter	2,650,000
Total	$4,585,990

The following summarizes the refinancing related costs:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Write off of deferred financing costs and unamortized premiums due to refinancing (1)(2)	$—	$10,195	$301
Prepayment and other costs associated with refinancing (3)	—	11,770	1,812
Total debt extinguishment costs	$—	$21,965	$2,113

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
(3)

In 2017, we paid $11.8 million of prepayment penalties associated with the early redemption of our 5.875% Notes. In 2016, we purchased a $180 million mortgage term loan and paid a 1% premium of approximately $1.8 million to purchase the debt.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 14 - FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash and contractual receivables and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At December 31, 2018 and 2017, the net carrying amounts and fair values of other financial instruments were as follows:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$132,262	$132,262	$364,965	$364,965
Mortgage notes receivable – net	710,858	735,892	671,232	686,772
Other investments – net	504,626	503,907	276,342	281,031
Total	$1,347,746	$1,372,061	$1,312,539	$1,332,768
Liabilities:
Revolving line of credit	$313,000	$313,000	$290,000	$290,000
U.S. term loan	423,065	425,000	422,498	425,000
Sterling term loan	127,394	127,990	134,360	135,130
Omega OP term loan(1)	99,553	100,000	99,423	100,000
2015 term loan	248,713	250,000	248,390	250,000
4.375% notes due 2023 – net	694,643	700,062	693,474	711,190
4.95% notes due 2024 – net	394,691	406,386	393,680	420,604
4.50% notes due 2025 – net	395,402	392,122	394,640	399,874
5.25% notes due 2026 – net	595,027	605,700	594,321	625,168
4.50% notes due 2027 – net	687,981	671,555	686,516	681,007
4.75% notes due 2028 – net	540,883	537,508	539,882	550,667
HUD debt – net(1)	—	—	53,098	51,817
Subordinated debt – net	20,270	22,589	20,376	23,646
Other	—	—	1,500	1,500
Total	$4,540,622	$4,551,912	$4,572,158	$4,665,603

(1)These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.

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

•Direct financing leases:  The fair value of the investments in direct financing leases, excluding those related to Orianna, are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3). For the Orianna direct financing lease as of December 31, 2018, the Company estimated the fair value of its investment based on the expected liquidating payments from the Trust as further described in Note 4 – Direct Financing Leases (Level 3).  For the Orianna direct financing lease as of December 31, 2017,  the Company estimated the fair value of its investment based on the collateral using an income approach considering inputs such as, current and projected operating performance of the facilities, projected rent, prevailing capitalization rates and/or coverages and bed values (Level 3).

•Mortgage notes receivable:  The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•Other investments:  Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•Revolving line of credit and term loans:  The fair value of our borrowings under variable rate agreements are estimated using a present value technique based on expected cash flows discounted using the current market rates (Level 3).

•Senior notes and subordinated debt:  The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on inputs from trading activity provided by a third party (Level 2).

•HUD debt: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

NOTE 15 – TAXES

Omega is a REIT for United States federal income tax purposes, and Omega OP is a pass through entity for United States federal income tax purposes.

Omega and Omega OP, including their wholly owned subsidiaries were organized, have operated, and intend to continue to operate in a manner that enables Omega to qualify for taxation as a REIT under Sections 856 through 860 of the Code. On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules. In order to qualify as a REIT, in addition to other requirements, we must: (i) distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (a) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income on an annual basis, (ii) ensure that at least 75% and 95%, respectively, of our gross income is generated from qualifying sources that are described in the REIT tax law, (iii) ensure that at least 75% of our assets consist of qualifying assets, such as real property, mortgages, and other qualifying assets described in the REIT tax law, (iv) ensure that we do not own greater than 10% in voting power or value of securities of any one issuer, (v) ensure that we do not own either debt or equity securities of another company that are in excess of 5% of our total assets and (vi) ensure that no more than 20% of our assets are invested in one or more taxable REIT subsidiaries (and with respect to taxable years beginning before January 1, 2018, no more than 25%). In addition to the above requirements, the REIT rules require that no less than 100 stockholders own shares or an interest in the REIT and that five or fewer individuals do not own (directly or indirectly) more than 50% of the shares or proportionate interest in the REIT during the last half of any taxable year. If we fail to meet the above or any other requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of these requirements.

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

So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2018, 2017, and 2016, we distributed dividends in excess of our taxable income.

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

Since 2015, we have owned, directly and indirectly, stock in a number of entities that have elected to be taxed as a REIT. Five wholly owned subsidiary entities elected to be taxed as REITs in 2015, and  sixth wholly owned subsidiary REIT as of January 1, 2016. All of the subsidiary entities are required to individually satisfy all of the rules for qualification as a REIT qualification.  We merged five of the wholly owned subsidiary REITs into a single wholly owned subsidiary REIT in December 2015, and then merged the sixth wholly owned subsidiary REIT into our other wholly owned subsidiary REIT in December 2016, which wholly owned subsidiary REIT remains subject to all of the REIT qualification rules set forth in the Code.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of December 31, 2018, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.8 million. Up to 100% of the net operating loss carry-forwards arising in taxable years ending prior to January 1, 2018, may be used to reduce taxable income for any taxable year during the eligible carry-forward period.  The net operating loss carry-forward arising in our taxable year ending December 31, 2018, may be used to reduce only 80% of taxable income for any taxable year during the eligible carry-forward period.  Our net operating loss carry-forward is fully reserved as of December 31, 2018, with a valuation allowance due to uncertainties regarding realization.  Under current law, our net operating loss carryforwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our net operating loss carryforward generated in our taxable year ended December 31, 2018 may be carried forward indefinitely.

For the year ended December 31, 2018, 2017 and 2016, we recorded approximately $0.8 million, $2.4 million and $3.3 million, respectively, of federal, state and local income tax provision. For the year ended December 31, 2018, 2017 and 2016, we recorded a provision (benefit) for foreign income taxes of approximately $2.2 million, $0.8 million and $(1.9) million, respectively.  The above amounts include any income or franchise taxes payable to certain states and municipalities.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of deferred tax assets and liabilities:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Foreign deferred tax assets (1)	$—	$2,341
Federal net operating loss carryforward	1,213	1,142
Total deferred assets	1,213	3,483

Deferred tax liabilities:
Foreign deferred tax liabilities (1)	13,599	17,747
Total net deferred liabilities before valuation allowances	(12,386)	(14,264)
Valuation allowance on deferred tax asset	(1,213)	(1,142)
Net deferred tax liabilities	$(13,599)	$(15,406)

(1)

The deferred tax assets and liabilities primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act includes numerous changes to existing U.S. tax law, including lowering the statutory U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company has completed its assessment of these changes, and has determined that there is an immaterial impact to the financial statements.

NOTE 16 - RETIREMENT ARRANGEMENTS

Our Company has a 401(k) Profit Sharing Plan covering all eligible employees. Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution. In 2018, 2017 and 2016, amounts charged to operations with respect to these retirement arrangements totaled approximately $0.5 million in each period.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards (units). The deferred stock awards (units) participate in future dividends as well as the change in the value of the Company’s common stock. As of December 31, 2018 and 2017, the Company had 403,427 and 423,296 deferred stock units outstanding.

NOTE 17 – STOCKHOLDERS’/OWNERS’ EQUITY

$500 Million Equity Shelf Program

On September 3, 2015, we entered into separate Equity Distribution Agreements (collectively, the “Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $500 million (the “2015 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”). Under the terms of the Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $500 million. Sales of the shares, if any, are made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share for shares sold through such Manager under the applicable Equity Shelf Agreements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For the year ended December 31, 2016, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program at an average price of $29.97 per share, net of issuance costs, generating net proceeds of approximately $19.7 million. For the year ended December 31, 2017, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $30.81 per share, net of issuance costs, generating net proceeds of approximately $22.1 million.  For the year ended December 31, 2018, we issued approximately 2.3 million shares under the 2015 Equity Shelf Program, at an average price of $33.18 per share, net of issuance costs, generating net proceeds of approximately $75.5 million.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  For the year ended December 31, 2016, we issued 7.2 million shares of common stock for gross proceeds of approximately $240.0 million.  For the year ended December 31, 2017, we issued 1.2 million shares of common stock for gross proceeds of approximately $36.7 million.  For the year ended December 31, 2018, we issued 1.5 million shares of common stock for gross proceeds of approximately $46.8 million.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and For the
	Year Ended December 31,

	2018	2017	2016
	(in thousands)
Foreign Currency Translation:
Beginning balance	$(26,033)	$(54,948)	$(8,413)
Translation (loss) gain	(21,703)	28,604	(46,303)
Realized gain (loss)	32	311	(232)
Ending balance	(47,704)	(26,033)	(54,948)

Derivative Instruments:
Cash flow hedges:
Beginning balance	1,463	(1,420)	(718)
Unrealized gain (loss)	2,469	545	(719)
Realized gain(1)	62	2,338	17
Ending balance	3,994	1,463	(1,420)
Net investment hedge:
Beginning balance	(7,070)	—	—
Unrealized gain (loss)	7,140	(7,070)	—
Ending balance	70	(7,070)	—
Total accumulated other comprehensive loss for Omega OP(2)	(43,640)	(31,640)	(56,368)
Add: portion included in noncontrolling interest	1,988	1,490	2,541
Total accumulated other comprehensive loss for Omega	$(41,652)	$(30,150)	$(53,827)

(1)Recorded in interest expense on the Consolidated Statements of Operations.

(2)These amounts are included in owners’ equity.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 18 – STOCK-BASED COMPENSATION

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

The following table summarizes the activity in restricted stock and RSUs for the years ended December 31, 2016, 2017 and 2018:

		Weighted -
	Number of	Average Grant-	Compensation
	Shares/Omega	Date Fair Value	Cost (1)
	OP Units	per Share	(in millions)
Non-vested at December 31, 2015	413,628	$34.45
Granted during 2016	158,506	34.49	$5.5
Cancelled during 2016	(905)	24.92
Vested during 2016	(235,176)	30.41
Non-vested at December 31, 2016	336,053	37.32
Granted during 2017	185,004	31.25	$5.8
Cancelled during 2017	(1,000)	34.78
Vested during 2017	(182,548)	39.58
Non-vested at December 31, 2017	337,509	32.78
Granted during 2018	217,717	28.19	$6.1
Cancelled during 2018	(5,941)	30.82
Vested during 2018	(190,412)	33.89
Non-vested at December 31, 2018	358,873	$29.44

(1)Total compensation cost to be recognized on the awards based on grant date fair value, which is based on the market price of the Company’s common stock on the date of grant.

Performance Based Incentive Stock Units

Performance restricted stock units (“PRSUs”) and LTIPs are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs awarded in January 2013, December 2013, January 2014, March 2015, April 2015, July 2015, March 2016, January 2017, and January 2018 and the LTIP Units awarded in March 2015, April 2015, July 2015, March 2016, January 2017, and January 2018 have varying degrees of performance requirements to achieve vesting, and each PRSU and LTIP Units award represents the right to a variable number of shares of common stock or partnership units.  Each LTIP Unit once earned is convertible into one Omega OP Unit in Omega OP, subject to certain conditions). The vesting requirements are based on either the (i) total shareholders return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index for awards before 2016 and in the FTSE Nareit Equity Health Care Index for awards granted in or after 2016 (both “Relative TSR”). We expense the cost of these awards ratably over their service period.

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

We used a Monte Carlo model to estimate the fair value for the PRSUs and LTIP Units granted to the employees. The following are the significant assumptions used in estimating the value of the awards for grants made on the following dates:

	March 17,			January 1,			January 1,
	2016			2017			2018
Closing price on date of grant	$34.78			$31.26			$27.54
Dividend yield	6.56%			7.81%			9.44%
Risk free interest rate at time of grant	0.50%	to	1.14%	0.66%	to	1.58%	1.60%	to	2.05%
Expected volatility	23.92%	to	24.88%	22.82%	to	25.26%	21.03%	to	23.24%

The following table summarizes the activity in PRSUs and LTIP Units for the years ended December 31, 2016, 2017 and 2018:

		Weighted-
		Average Grant-	Compensation
	Number of	Date Fair Value	Cost (1)
	Shares	per Share	(in millions)
Non-vested at December 31, 2015	913,087	$14.87
Granted during 2016	679,549	14.67	$10.00
Forfeited during 2016	(518,638)	12.10
Vested during 2016 (2)	—	—
Non-vested at December 31, 2016	1,073,998	16.08
Granted during 2017	685,064	14.87	$10.20
Cancelled during 2017	(5,361)	15.98
Forfeited during 2017	(392,921)	18.33
Vested during 2017	—	—
Non-vested at December 31, 2017	1,360,780	14.82
Granted during 2018	1,012,032	10.40	$10.50
Cancelled during 2018	—	—
Forfeited during 2018	(203,380)	11.82
Vested during 2018	—	—
Non-vested at December 31, 2018	2,169,432	$13.04

(1)Total compensation cost to be recognized on the awards was based on the grant date fair value.

(2)PRSUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes our total unrecognized compensation cost as of December 31, 2018 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

					Weighted
					Average
			Grant Date	Total	Period of	Unrecognized
			Average	Compensation	Expense	Compensation
	Grant		Fair Value	Cost (in	Recognition	Cost (in	Performance	Vesting
RSUs	Year	Shares/ Units	Per Unit/Share	millions) (1)	(in months)	millions)	Period	Dates

1/1/2017 RSU	2017	140,416	$31.26	$4.40	36	$1.50	N/A	12/31/2019
1/1/2018 RSU	2018	169,900	27.54	4.70	36	3.10	N/A	12/31/2020
Restricted Stock Units Total		310,316	29.22	9.10		4.60

TSR PRSUs and LTIP Units

3/17/2016 2018 LTIP Units	2016	370,152	13.21	4.90	45	1.30	1/1/2016 - 12/31/2018	Quarterly in 2019
1/1/2017 2019 LTIP Units	2017	399,726	12.61	5.00	48	2.50	1/1/2017 - 12/31/2019	Quarterly in 2020
1/1/2018 2020 LTIP Units	2018	677,488	7.31	5.00	48	3.70	1/1/2018 - 12/31/2020	Quarterly in 2021
TSR PRSUs & LTIP Total		1,447,366	10.28	14.90		7.50

Relative TSR PRSUs

3/17/2016 2018 Relative TSR	2016	305,563	16.44	5.00	45	1.30	1/1/2016 - 12/31/2018	Quarterly in 2019
1/1/2017 2019 Relative TSR	2017	285,338	18.04	5.10	48	2.60	1/1/2017 - 12/31/2019	Quarterly in 2020
1/1/2018 2020 Relative TSR	2018	334,544	16.65	5.60	48	4.20	1/1/2018 - 12/31/2020	Quarterly in 2021
Relative TSR PRSUs Total		925,445	17.01	15.70		8.10
Grand Total		2,683,127	$14.79	$39.70		$20.20

(1)Total shares/units and compensation costs are net of shares/units cancelled.

(2)This table excludes approximately $0.7 million of unrecognized compensation costs related to our directors.

Tax Withholding for Stock Compensation Plans

Stock withheld to pay minimum statutory tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2018, 2017 and 2016, was $1.7 million, $2.1 million and $23.4 million, respectively.

Shares Available for Issuance for Compensation Purposes

On June 8, 2018, at the Annual Meeting of Stockholders, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Plan”), which amended and restated the Company’s 2013 Stock Incentive Plan (the “2013 Plan”).  The 2018 Plan is a comprehensive incentive compensation plan that allows for various types of equity-based compensation, including restricted stock units (including performance-based restricted stock units), stock awards (including restricted stock), deferred restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards, certain cash-based awards (including performance-based cash awards) and other stock-based awards.  The 2018 Plan increased the number of shares of common stock available for issuance under the 2013 Plan by 4.5 million.

As of December 31, 2018, approximately 5.1 million shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 19 - DIVIDENDS

Common Dividends

The Board of Directors has declared common stock dividends as set forth below:

		Dividend per
Record Date	Payment Date	Common Share
January 31, 2018	February 15, 2018	$ 0.66
April 30, 2018	May 15, 2018	0.66
July 31, 2018	August 15, 2018	0.66
October 31, 2018	November 15, 2018	0.66
January 31, 2019	February 15, 2019	0.66

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
Common	2018	2017	2016
Ordinary income	$1.691	$1.571	$1.968
Return of capital	0.931	0.932	0.322
Capital gains	0.018	0.037	0.070
Total dividends paid	$2.640	$2.540	$2.360

For additional information regarding dividends, see Note 15 – Taxes.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Litigation

On November 16, 2017, a purported securities class action complaint captioned Dror Gronich v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and certain of its officers in the United States District Court for the Southern District of New York (the “Court”), Case No. 1:17-cv-08983-NRB.  On November 17, 2017, a second purported securities class action complaint captioned Steve Klein v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and the same officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-09024-NRB.  Thereafter, the Court considered a series of applications by various shareholders to be named lead plaintiff, consolidated the two actions and designated Royce Setzer as the lead plaintiff.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pursuant to a Scheduling Order entered by the Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Securities Class Action”).  The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017.  The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables.  The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.  The Company and the officers named in the Securities Class Action filed a Motion to Dismiss on July 17, 2018.  Briefing on the Motion to Dismiss is complete, and the Court heard Oral Argument on February 13, 2019.

Although the Company denies the material allegations of the Securities Class Action and intends to vigorously pursue its defense, we are in the early stages of this litigation and are unable to predict the outcome of the case or to estimate the amount of potential costs.

The Board of Directors received a demand letter, dated April 9, 2018, from an attorney for Phillip Swan (“Swan”), a purported current shareholder of the Company relating to the subject matter covered by the Securities Class Action (the “Shareholder Demand”).  The letter demanded that the Board of Directors conduct an investigation into the statements and other matters at issue in the Securities Class Action and commence legal proceedings against each party identified as being responsible for the alleged activities.  After due consideration, and in the exercise of its business judgment, the Board determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the Shareholder Demand.  The Board has also received shareholder demands from two additional purported shareholders, each represented by the same counsel, that were substantively identical to the Shareholder Demand and reached the same conclusion with respect to those demands.

On August 22, 2018, Stourbridge Investments LLC, a purported shareholder of ours, filed a derivative action purportedly on behalf of the Company in the Court against the current directors of the Company as well as certain officers alleging violations of Section 14(a) of the Securities Exchange Act of 1934 and state-law claims including breach of fiduciary duty.  Stourbridge Investments LLC v. Callen et al., No. 1:18-cv-07638.  The complaint alleges, among other things, that the defendants are responsible for the Company’s failure to disclose the financial condition of Orianna Health Systems, the alleged non-disclosures that are also the subject of the Securities Class Action described above.  The defendants in the action are the three individual defendants named in the Securities Class Action (Messrs. Pickett, Booth and Stephenson), as well as the Company’s non-management directors. The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile.  The parties have entered into a stipulation in which they agreed to stay the case, including any response by defendants, pending the entry of judgment or a voluntary dismissal with prejudice in the Securities Class Action.  The agreed-upon stipulation and order to stay the case were entered by the Court on October 25, 2018.  In addition, on January 30, 2019, Swan filed a derivative action in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company against certain current and former directors of the Company as well as certain officers, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Swan v. Pickett, et al.,No. 24-C-19-000573. Swan alleges that the Derivative Demand was wrongfully refused.  No response date for the defendants has yet come due.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Commitments

We have committed to fund the construction of new leased and mortgaged facilities and other capital improvements. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at December 31, 2018, are outlined in the table below (in thousands):

Total commitment	$586,800
Amounts funded (1)	(373,696)
Remaining commitment	$213,104

(1)	Includes finance costs.

Environmental Matters

As of December 31, 2018 and 2017, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2018 and 2017, no liability for conditional asset retirement obligations was recorded on our accompanying Consolidated Balance Sheets.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 21 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the year ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$10,300	$85,937	$93,687
Restricted cash	1,371	10,871	13,589
Cash, cash equivalents and restricted cash at end of period	$11,671	$96,808	$107,276

Supplemental information:
Interest paid during the period, net of amounts capitalized	$211,863	$182,832	$148,326
Taxes paid during the period	$4,772	$4,141	$4,922

Non cash investing activities
Non cash acquisition of real estate (See Note 3)	$(185,592)	$(27,170)	$—
Non cash proceeds from sale of real estate investments (See Note 3)	53,118	—	—
Non cash acquisition of business (See Note 3)	—	—	(60,079)
Non cash surrender of mortgage (See Note 3)	—	—	25,000
Non cash investment in other investments (See Note 6)	(16,153)	(6,353)	—
Non cash proceeds from other investments (See Note 3 and Note 6)	7,000	30,187	5,500
Non cash settlement of direct financing lease (See Note 3 and Note 4)	184,462	18,989	—
Total	$42,835	$15,653	$(29,579)

Non cash financing activities
Purchase option buyout obligation (see Note 3)	$—	—	29,579
Non cash disposition of other long-term borrowings (see Note 13)	(53,118)	—	—
Change in fair value of cash flow hedges	2,531	2,970	764
Remeasurement of debt denominated in a foreign currency	(7,140)	7,070	—
Other unsecured long term borrowing (see Note 3)	—	—	3,000
Total	$(57,727)	$10,040	$33,343

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 22 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the Omega and Omega OP’s quarterly results of operations for the years ended December 31, 2018 and 2017:

Omega	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2018
Revenues	$220,199	$219,881	$221,852	$219,750
Net income (1)	$87,933	$81,986	$59,062	$64,903
Net income available to common stockholders	$84,220	$78,536	$56,606	$62,216
Net income available to common per share:
Basic	$0.42	$0.39	$0.28	$0.31
Net income per share:
Diluted	$0.42	$0.39	$0.28	$0.31

2017
Revenues	$231,744	$235,797	$219,638	$221,206
Net income (loss) (2)	$109,112	$68,157	$(137,515)	$65,156
Net income (loss) available to common stockholders	$104,440	$65,257	$(131,678)	$62,400
Net income (loss) available to common per share:
Basic	$0.53	$0.33	$(0.67)	$0.31
Net income (loss) per share:
Diluted	$0.53	$0.33	$(0.67)	$0.31

Omega OP	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2018
Revenues	$220,199	$219,881	$221,852	$219,750
Net income (1)	$87,933	$81,986	$59,062	$64,903
Net income available to Omega OP Unit holders:
Basic	$0.42	$0.39	$0.28	$0.31
Net income per unit:
Diluted	$0.42	$0.39	$0.28	$0.31

2017
Revenues	$231,744	$235,797	$219,638	$221,206
Net income (loss) (2)	$109,112	$68,157	$(137,515)	$65,156
Net income (loss) available to Omega OP Unit holders:
Basic	$0.53	$0.33	$(0.67)	$0.31
Net income (loss) per unit:
Diluted	$0.53	$0.33	$(0.67)	$0.31

(1)

Amounts reflect provisions (recovery) for uncollectible accounts and impairment (recovery) losses on real estate properties and direct financing leases of $12.7 million, $(0.5) million, $20.9 million and $30.6 million for the three month periods ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively. Amounts also reflect net gain (loss) on assets sold of $17.5 million, $(2.9) million, $(5.4) million and $15.5 million for the three month periods ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively.

(2)

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 23 - EARNINGS PER SHARE/UNIT

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega			Omega OP
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$293,884	$104,910	$383,367	$293,884	$104,910	$383,367
Less: net income attributable to noncontrolling interests	(12,306)	(4,491)	(16,952)	—	—	—

Net income available to common stockholders/Omega OP Unit holders	$281,578	$100,419	$366,415	$293,884	$104,910	$383,367
Denominator:
Denominator for basic earnings per share/unit	200,279	197,738	191,781	209,020	206,521	200,679
Effect of dilutive securities:
Common stock equivalents	691	269	956	691	269	956
Noncontrolling interest – Omega OP Units	8,741	8,783	8,898	—	—	—
Denominator for diluted earnings per share/unit	209,711	206,790	201,635	209,711	206,790	201,635

Earnings per share - basic:
Net income available to common stockholders/Omega OP Unit holders	$1.41	$0.51	$1.91	$1.41	$0.51	$1.91
Earnings per share/unit – diluted:
Net income	$1.40	$0.51	$1.90	$1.40	$0.51	$1.90

NOTE 24 – SUBSEQUENT EVENTS

On January 2, 2019, Omega and Omega OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MedEquities Realty Trust, Inc. (“MedEquities”) and its subsidiary operating partnership and the general partner of its subsidiary operating partnership.  Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Omega will acquire MedEquities and MedEquities will be merged with and into Omega (the “Merger”) at the effective time of the Merger with Omega continuing as the surviving company. At the effective time, each outstanding share of MedEquities common stock will be converted into the right to receive (i) 0.235 of a share of Omega common stock, plus cash in lieu of fractional shares, and (ii) $2.00 in cash, without interest, subject to adjustments as set forth in the Merger Agreement under certain limited circumstances.    As of December 31, 2018, the total consideration expected to be exchanged in the merger, including the assumption of debt is approximately $600 million.  The Merger Agreement also provides that MedEquities will declare a special dividend of $0.21 per share of MedEquities common stock (the “Pre-Closing Dividend”) payable to the holders of record of MedEquities common stock as of the trading day immediately prior to the closing date of the Merger, which dividend will be payable following the effective time of the Merger together with the cash consideration under the Merger Agreement.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

December 31, 2018

	Balance at	Charged to		Balance at
	Beginning of	Provision	Deductions or	End of
Description	Period	Accounts	Other (1)	Period
Year Ended December 31, 2018:
Allowance for doubtful accounts:
Accounts receivable	$8,463	$6,736	$14,124	$1,075
Mortgage notes receivable	4,905	—	—	4,905
Other investments	373	(47)	326	—
Direct financing leases	172,172	27,168	96,140	103,200
Total	$185,913	$33,857	$110,590	$109,180

Year Ended December 31, 2017:
Allowance for doubtful accounts:
Accounts receivable	$357	$13,392	$5,286	$8,463
Mortgage notes receivable	3,934	971	—	4,905
Other investments	4,798	217	4,642	373
Direct financing leases	—	198,199	26,027	172,172
Total	$9,089	$212,779	$35,955	$185,913

Year Ended December 31, 2016:
Allowance for doubtful accounts:
Accounts receivable	$309	$4,246	$4,198	$357
Mortgage notes receivable	—	3,934	—	3,934
Other investments	2,960	1,665	(173)	4,798
Total	$3,269	$9,845	$4,025	$9,089

(1)	Uncollectible accounts written off, net of recoveries or adjustments.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2018

						Gross Amount at
	Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
	Company		Subsequent to			Close of Period (2) (4)						Depreciation
			Acquisition						(3)			in Latest
		Buildings and		Carrying	(5)		Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Maplewood Real Estate Holdings, LLC:
Connecticut (AL)	$25,063	$216,538	$28,040	$643	$—	$25,063	$245,221	$270,284	$27,505	1968-2015	2010-2017	33 years
Massachusetts (AL, SNF)	19,041	113,728	15,963	—	(680)	19,041	129,011	148,052	16,531	1988-2017	2014	30 years to 33 years
New York (AL)	118,606	—	93,146	13,835	—	118,606	106,981	225,587	—	N/A	2015	N/A
Ohio (AL)	3,683	27,628	35	—	—	3,683	27,663	31,346	3,454	1999-2016	2013-2014	30 years to 33 years
Total Maplewood Real Estate Holdings, LLC	$166,393	$357,894	$137,184	$14,478	$(680)	$166,393	$508,876	$675,269	$47,490

Agemo Holdings LLC:
Florida (SNF)	$14,077	$166,901	$22,877	$630	$—	$14,077	$190,408	$204,485	$55,551	1940-1997	1996-2016	3 years to 39 years
Georgia (SNF)	3,833	10,847	3,949	—	—	3,833	14,796	18,629	10,200	1964-1970	2007	20 years
Kentucky (SNF)	13,153	84,321	3,422	—	—	13,153	87,743	100,896	25,436	1964-1980	1999-2016	20 years to 33 years
Maryland (SNF)	1,480	19,663	1,183	—	—	1,480	20,846	22,326	8,542	1959-1977	2010	29 years to 30 years
Tennessee (AL, SNF)	7,664	179,849	—	—	—	7,664	179,849	187,513	20,724	1966-2016	2014-2016	25 years to 30 years
Total Agemo Holdings LLC	$40,207	$461,581	$31,431	$630	$—	$40,207	$493,642	$533,849	$120,453

Saber Health Group:
Florida (SNF)	$423	$4,422	$283	$—	$—	$423	$4,705	$5,128	$776	2009	2011	33 years
North Carolina (SNF)	10,077	108,680	25,230	736	—	10,077	134,646	144,723	18,865	1930-2018	2013-2016	3 years to 30 years
Ohio (SNF, AL)	3,028	82,070	5,392	—	(268)	3,028	87,194	90,222	12,436	1979-2000	2011-2016	30 years to 33 years
Pennsylvania (SNF)	7,134	124,476	5,036	—	—	7,134	129,512	136,646	18,345	1873-2002	2007-2011	33 years
Virginia (SNF)	12,175	106,336	3,359	—	—	12,175	109,695	121,870	12,341	1964-2013	2013-2016	30 years
Total Saber Health Group	$32,837	$425,984	$39,300	$736	$(268)	$32,837	$465,752	$498,589	$62,763

CommuniCare Health Services, Inc.:
Indiana (SNF)	$20,029	$202,647	$—	$—	$294	$20,029	$202,941	$222,970	$13,356	1963-2015	2013-2018	20 years to 30 years
Maryland (SNF)	7,190	74,029	4,660	—	—	7,190	78,689	85,879	21,124	1921-1985	2010-2011	25 years to 30 years
Ohio (SNF, SH, ALF)	5,206	83,288	5,567	—	(702)	5,206	88,153	93,359	31,675	1962-1988	2005-2018	30 years to 39 years
Pennsylvania (SNF)	1,753	18,533	11,281	—	—	1,753	29,814	31,567	13,817	1950-1964	2005	39 years
Virginia (SNF)	2,408	10,757	9	—	—	2,408	10,766	13,174	447	1979	2018	30 years
West Virginia (SNF)	450	14,759	184	—	—	450	14,943	15,393	3,568	1963	2011	35 years
Total CommuniCare Health Services, Inc.	$37,036	$404,013	$21,701	$—	$(408)	$37,036	$425,306	$462,342	$83,987

Ciena Healthcare:
Indiana (SNF)	$321	$7,703	$—	$—	$—	$321	$7,703	$8,024	$1,229	1973	2014	33 years
Michigan (SNF, AL)	4,087	115,547	107	—	—	4,087	115,654	119,741	16,711	1964-1997	2014	33 years
North Carolina (ILF, SNF)	4,097	60,275	1,112	—	—	4,097	61,387	65,484	8,945	1927-1992	2014	33 years
Ohio (SNF, AL)	10,343	159,847	72	—	(80)	10,343	159,839	170,182	23,287	1960-2007	2010-2016	20 years to 33 years
Virginia (SNF)	6,300	87,772	90	—	(174)	6,126	87,862	93,988	10,240	1979-2007	2016	30 years
Total Ciena Healthcare	$25,148	$431,144	$1,381	$—	$(254)	$24,974	$432,445	$457,419	$60,412

Genesis HealthCare:
Alabama (SNF)	$1,179	$22,406	$6,522	$—	$—	$1,179	$28,928	$30,107	$20,082	1964-1974	1997	33 years
Arizona (SNF, AL)	4,847	23,084	—	—	—	4,847	23,084	27,931	3,802	1973-1997	2005	33 years
California (SNF)	781	14,837	27	—	—	781	14,864	15,645	9,538	1927-1972	1997	33 years
Colorado (SNF, ILF)	5,331	33,011	5,444	—	—	5,331	38,455	43,786	16,189	1963-1975	2006	39 years
Idaho (SNF)	3,021	16,171	974	—	(2)	3,019	17,145	20,164	7,307	1920-1987	1997-2006	25 years to 39 years
Massachusetts (SNF)	5,389	35,826	2,160	—	—	5,389	37,986	43,375	21,025	1964-1993	1997-2010	20 years to 39 years
New Hampshire (SNF, AL)	1,782	19,837	1,463	—	—	1,782	21,300	23,082	9,674	1963-1999	1998-2006	33 years to 39 years
New Mexico (SNF)	6,008	45,285	—	—	—	6,008	45,285	51,293	6,297	1960-1985	2005	33 years
North Carolina (SNF)	1,460	21,193	3,550	—	—	1,460	24,743	26,203	19,411	1964-1986	1994-1997	30 years to 33 years
Ohio (SNF)	382	11,271	21	—	—	382	11,292	11,674	7,247	1968-1983	1997	33 years
Rhode Island (SNF)	3,658	35,083	4,793	—	—	3,658	39,876	43,534	19,172	1965-1981	2006	39 years
Tennessee (SNF)	453	7,452	2,538	—	—	453	9,990	10,443	7,767	1984-1985	1994	30 years
Vermont (SNF)	318	6,005	602	—	—	318	6,607	6,925	2,767	1971	2004	39 years
Washington (SNF)	500	9,500	1,799	—	—	500	11,299	11,799	11,114	1965	1995	20 years
West Virginia (SNF)	1,238	43,040	6,528	—	—	1,238	49,568	50,806	29,158	1961-1986	1997-2008	25 years to 33 years
Total Genesis HealthCare	$36,347	$344,001	$36,421	$—	$(2)	$36,345	$380,422	$416,767	$190,550

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2018

						Gross Amount at
	Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
	Company		Subsequent to			Close of Period (2) (4)						Depreciation
			Acquisition						(3)			in Latest
		Buildings and		Carrying	(5)		Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Other:
Alabama (SNF)	$638	$10,950	$6,393	$—	$—	$638	$17,343	$17,981	$14,986	1960-1982	1992	31 years
Arizona (TBI, SNF, AL)	6,149	63,783	—	—	—	6,149	63,783	69,932	12,367	1949-1999	2012-2015	35 years to 40 years
Arkansas (SNF, AL)	2,893	59,094	8,516	—	(36)	2,893	67,574	70,467	33,435	1967-1988	1992-2014	25 years to 31 years
California (SNF, TBI)	72,685	393,364	5,103	—	(703)	72,685	397,764	470,449	74,708	1938-2013	1997-2014	5 years to 35 years
Colorado (SNF)	5,949	55,819	2,346	—	—	5,949	58,165	64,114	21,066	1925-1973	1998-2016	20 years to 33 years
Connecticut (land only)	879	4,446	980	—	(5,426)	879	—	879	—	N/A	1999	N/A
Florida (SNF, AL)	61,684	486,947	88,259	2,535	(9,737)	61,684	568,004	629,688	186,128	1933-2017	1992-2017	2 years to 40 years
Georgia (SNF, AL)	3,740	47,689	769	—	—	3,740	48,458	52,198	7,892	1967-1997	1998-2016	30 years to 40 years
Idaho (SNF, AL)	3,604	46,182	348	—	(14,690)	3,604	31,840	35,444	7,377	1911-2008	1999-2014	30 years to 33 years
Illinois (SNF)	382	8,228	—	—	—	382	8,228	8,610	1,216	1963	2005	33 years
Indiana (SNF, ILF, AL, MOB, SH)	25,781	335,737	435	—	(1,841)	25,760	334,352	360,112	94,223	1942-2008	1992-2013	20 years to 40 years
Iowa (SNF, AL)	2,485	60,406	—	—	—	2,485	60,406	62,891	11,957	1961-1998	2010-2014	12 years to 33 years
Kansas (SNF)	4,153	43,482	14,219	—	—	4,153	57,701	61,854	11,938	1957-1977	2005-2011	25 years to 33 years
Kentucky (SNF)	5,611	123,995	9,851	—	—	5,611	133,846	139,457	31,384	1917-2002	1994-2014	33 years
Louisiana (SNF)	4,925	52,869	4,878	—	(449)	4,925	57,298	62,223	21,598	1957-1983	1997-2018	22 years to 39 years
Michigan (SNF)	830	30,921	—	—	—	830	30,921	31,751	7,138	1964-1975	2005-2011	25 years to 33 years
Minnesota (SNF, AL, ILF)	10,502	52,585	5,971	—	—	10,502	58,556	69,058	9,236	1966-1983	2014	33 years
Mississippi (SNF)	7,925	177,825	827	—	—	7,925	178,652	186,577	21,137	1962-2008	2009-2013	20 years to 40 years
Missouri (SNF)	6,063	105,351	693	—	(30,351)	6,055	75,701	81,756	12,434	1955-1994	1999-2016	30 years to 33 years
Montana (SNF)	1,319	11,698	1	—	—	1,319	11,699	13,018	1,736	1963-1971	2005	33 years
Nebraska (SNF)	1,600	23,142	—	—	—	1,600	23,142	24,742	5,025	1963-1969	2012-2015	20 years to 33 years
Nevada (SNF, SH, TBI)	5,501	50,472	8,350	—	—	5,501	58,822	64,323	15,703	1972-2004	2009-2012	26 years to 33 years
New Mexico (SNF)	1,222	8,638	—	—	(9,660)	200	—	200	—	1984	2005	33 years
North Carolina (SNF)	2,338	39,399	—	—	(711)	2,338	38,688	41,026	11,940	1969-1987	2010-2017	25 years to 36 years
Ohio (SNF, SH)	12,348	161,815	2,880	—	—	12,348	164,695	177,043	31,910	1920-1998	1994-2013	22 years to 39 years
Oklahoma (SNF, AL)	4,650	36,247	—	—	—	4,650	36,247	40,897	11,525	1965-2013	2010-2013	20 years to 33 years
Oregon (AL, SNF)	3,641	45,218	4,009	—	—	3,641	49,227	52,868	7,553	1959-2004	2005-2014	25 years to 33 years
Pennsylvania (SNF, AL, ILF)	14,912	210,906	—	—	(5)	14,906	210,907	225,813	60,875	1942-2012	2004-2018	16 years to 39 years
South Carolina (SNF)	7,800	59,782	443	—	—	7,800	60,225	68,025	11,910	1959-2007	2014-2016	20 years to 33 years
Tennessee (SNF)	4,349	74,420	2,361	—	—	4,349	76,781	81,130	38,056	1974-2008	1992-2013	20 years to 31 years
Texas (AL, SNF)	68,515	732,374	27,814	162	(2,532)	68,515	757,818	826,333	152,877	1949-2016	1997-2018	20 years to 40 years
United Kingdom (AL)	84,119	353,800	1,791	—	(44,567)	77,529	317,614	395,143	32,691	1750-2012	2015-2018	30 years
Virginia (SNF, AL)	3,021	37,129	—	—	—	3,021	37,129	40,150	4,328	1989-1995	2010-2017	30 years to 40 years
Washington (SNF, AL)	11,219	128,555	937	—	(2)	11,218	129,491	140,709	21,333	1930-2004	1999-2015	30 years to 33 years
West Virginia (SNF)	285	9,148	348	—	—	285	9,496	9,781	5,465	1961-1996	1994-2004	33 years to 39 years
Wisconsin (SNF)	2,419	23,241	6,122	—	(6,249)	2,313	23,220	25,533	3,817	1974-1994	2005-2012	30 years to 33 years
Total Other	$456,136	$4,165,657	$204,644	$2,697	$(126,959)	$448,382	$4,253,793	$4,702,175	$996,964

Total	$794,104	$6,590,274	$472,062	$18,541	$(128,571)	$786,174	$6,960,236	$7,746,410	$1,562,619

(1)

The real estate included in this schedule is being used in either the operation of skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), independent living facilities (“ILF”), traumatic brain injury (“TBI”), medical office building (“MOB”) or specialty hospitals (“SH”) located in the states or country indicated.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2018

	Year Ended December 31,
(2)	2016	2017	2018
Balance at beginning of period	$6,743,958	$7,566,358	$7,655,960
Acquisitions through foreclosure	25,000	—	—
Acquisitions (a)	1,017,761	419,333	294,202
Impairment	(53,717)	(98,672)	(35,014)
Improvements	95,807	116,786	187,408
Disposals/other	(262,451)	(347,845)	(356,146)
Balance at close of period	$7,566,358	$7,655,960	$7,746,410

(a)	Includes approximately $35.1 million, $27.2 million and $185.6 million of noncash consideration exchanged during the years ended December 31, 2016, 2017 and 2018, respectively.

	Year Ended December 31,
(3)	2016	2017	2018
Balance at beginning of period	$1,019,150	$1,240,336	$1,376,828
Provisions for depreciation	266,904	287,189	280,871
Dispositions/other	(45,718)	(150,697)	(95,080)
Balance at close of period	$1,240,336	$1,376,828	$1,562,619

(4)	The reported amount of our real estate at December 31, 2018 is greater than the tax basis of the real estate by approximately $0.6 billion.
(5)	Reflects bed sales, impairments (including the write-off of accumulated depreciation), land easements and impacts from foreign currency exchange rates.
(6)	None of the facilities in the table above are encumbered.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

(in thousands)

December 31, 2018

									Carrying
									Amount of
								Carrying	Loans
							Face	Amount	Subject to
				Final			Amount	of	Delinquent
		Interest		Maturity		Prior	of	Mortgages	Principal
Grouping	Description (1)	Rate	Fixed/Variable	Date	Periodic Payment Terms	Liens	Mortgages	(2) (3) (5)	or Interest

	First Mortgages
1	Maryland (3 SNF facilities)	13.75%	V	2028	Interest payable monthly until maturity	None	$74,928	$35,964	$—
2	Michigan (1 SNF facility)	11.31%	V	2029	Interest payable monthly until maturity	None	4,141	4,141	—
3	Michigan (1 SNF facility)	11.04%	V	2029	Interest payable monthly until maturity	None	4,112	4,112	—
4	Michigan (8 SNF facilities)	10.77%	V	2029	Interest payable monthly until maturity	None	12,113	12,113	—
5	Michigan (8 SNF facilities)	9.98%	V	2029	Interest payable monthly until maturity	None	17,698	17,698	—
6	Michigan (30 SNF facilities)	9.90%	V	2029	Interest plus approximately $126.0 of principal payable monthly with $382,127 due at maturity	None	415,000	409,256	—
7	Michigan (3 SNF facilities)	9.73%	V	2029	Interest plus approximately $2.0 of principal payable monthly with $10,466 due at maturity	None	11,000	10,961	—
8	Michigan (1 SNF facility)	9.74%	V	2029	Interest payable monthly until maturity	None	455	455	—
9	Michigan (1 SNF facility)	8.84%	V	2029	Interest payable monthly until maturity	None	14,045	14,045	—
10	Michigan (5 SNF facilities)	9.50%	V	2029	Interest plus approximately $8.0 of principal payable monthly with $42,364 due at maturity	None	44,200	44,159	—
11	Michigan (3 SNF facilities)	9.50%	V	2029	Interest payable monthly until maturity	None	124	124	—
12	Ohio (2 SNF facilities) and Pennsylvania (5 SNF and 2 AL facilities)	10.18%	V	2027	Interest payable monthly until maturity	None	112,500	112,500	—
13	Ohio (1 SNF facility)	12.15%	V	2019	Interest payable monthly until maturity	None	11,874	11,874	—
14	Tennessee (1 SNF facility)	8.35%	F	2015	Past due	None	6,997	1,472	1,472	(4)

	Construction Mortgages
15	Michigan (1 SNF facility)	9.73%	V	2019	Interest payable monthly until maturity	None	6,518	6,518	—
16	Michigan (1 SNF facility)	9.73%	V	2019	Interest accrues monthly until maturity	None	13,931	13,931	—
17	Virginia (1 AL facility)	8.75%	F	2018	Past due	None	11,622	11,535	11,535

							$761,258	$710,858	$13,007

(1)

Loans included in this schedule represent first mortgages and construction mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.

(2)	The aggregate cost for federal income tax purposes is approximately $716.4 million.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE — continued

(in thousands)

December 31, 2018

	Year Ended December 31,
(3)	2016	2017	2018
Balance at beginning of period	$679,795	$639,343	$671,232
Additions during period - new mortgage loans or additional fundings (a)	48,722	34,643	65,841
Deductions during period - collection of principal/other (b)	(89,174)	(2,754)	(26,215)
Balance at close of period	$639,343	$671,232	$710,858

(a)	The 2018 amount includes $0.5 million of non-cash interest paid-in-kind.
(b)

The 2016 amount includes $29.2 million of non-cash deed-in-lieu of foreclosure, reserves and amortization of premium.  The 2017 amount includes $1.2 million of reserves and amortization of premium.  The 2018 amount includes $0.1 million of amortization of premium.

(4)	Mortgage written down to the fair value of the underlying collateral.
(5)	Mortgages included in the schedule which were extended during 2018 aggregated approximately $144.8 million.

INDEX TO EXHIBITS TO 2018 FORM 10‑K

EXHIBIT NUMBER	DESCRIPTION
2.1

Agreement and Plan of Merger, dated as of October 30, 2014, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., OHI Healthcare Properties Limited Partnership, L.P., Aviv REIT, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2014).

2.2

Agreement and Plan of Merger, dated as of January 2, 2019, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership, MedEquities Realty Trust, Inc., MedEquities OP GP, LLC and MedEquities Realty Operating Partnership, LP (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2019).

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

4.1H

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

10.1

Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018).

10.2

Amended and Restated Deferred Stock Plan, dated October 16, 2012, and forms of related agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.3

Credit Agreement, dated as of May 25, 2017, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2017).

10.3A

First Amendment to the Credit Agreement dated as of May 25, 2017, among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership and Bank of America, N.A. dated as of February 1, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on February 6, 2019).

10.4

Credit Agreement, dated as of May 25, 2017, among OHI Healthcare Properties Limited Partnership, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2017).

10.4A

First Amendment to the Credit Agreement dated as of May 25, 2017, among OHI Healthcare Properties Limited Partnership and Bank of America, N.A. dated as of February 1, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report Form 8-K filed with the SEC on February 6, 2019).

10.5

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

10.5A

First Amendment to the Credit Agreement dated as of May 25, 2017, among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership and MUFG Bank, LTD. (F/K/A The Bank of Tokyo-Mitsubishi UFJ, LTD.) dated as of February 1, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report Form 8-K filed with the SEC on February 6, 2019).

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

10.7

Form of Amendment dated September 7, 2018 to Equity Distribution Agreement dated September 3, 2015, entered into by and between Omega Healthcare Investors, Inc. and each of BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Credit Agricole Securities (USA) Inc., JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Securities Americas Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Omega’s Current Report on Form 8-K filed with the SEC on September 7, 2018).

10.8	Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 11, 2018). +
10.8A	Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.8B	Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.8C	Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.8D	Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.8E	Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.8F	Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.9	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2013). +
10.10

Employment Agreement, dated as of March 31, 2015, between Omega Healthcare Investors, Inc. and C. Taylor Pickett (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 3, 2015). +

10.11

Employment Agreement, dated as of March 31, 2015, between Omega Healthcare Investors, Inc. and Daniel J. Booth (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on April 3, 2015). +

10.12

Employment Agreement, dated April 1, 2015, between Omega Healthcare Investors, Inc. and Steven J. Insoft (Incorporated by reference to Exhibit 10.3 of Company's Current Report on Form 8-K filed with the SEC on April 3, 2015). +

10.12A

Fourth Amendment to Employment Agreement, effective as of April 27, 2018, among OHI Asset Management LLC, the Company and Steven J. Insoft (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018). +

10.13

Employment Agreement, dated as of March 31, 2015, between Omega Healthcare Investors, Inc. and Robert O. Stephenson (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on April 3, 2015). +

10.14

Employment Agreement, dated as of March 31, 2015, between Omega Healthcare Investors, Inc. and Michael Ritz (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on April 3, 2015). +

10.15

Form of 2016 Employment Agreement Amendments for the Company’s executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016). +

10.16

Form of 2017 Employment Agreement Amendment for the Company’s executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2017). +

10.17

Form of 2018 Employment Agreement Amendments for the Company’s executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2017). +

10.18

Form of Employment Agreement Amendments effective January 1, 2019 for the Company’s executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2018). +

10.19

Form of Time-Based Restricted Stock Unit Agreement for Grants made 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016). +

10.20

Form of Performance-Based Restricted Stock Unit Agreement for Grants made 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016). +

10.21

Form of Performance-Based LTIP Unit Agreement for Grants made 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016). +

10.24

Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, (Incorporated by reference to Exhibit 10.8 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +

10.25

Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan with form of Deferral Agreement pursuant to the Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan (June 30, 2018) (Incorporated by reference to Exhibit 10.2 to Omega Healthcare Investor Inc.’s Form 10-Q filed August 8, 2018). +

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	February 26, 2019	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP
Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date:	February 26, 2019	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Omega Healthcare Investors, Inc., for itself and in its capacity as General Partner of OHI Healthcare Properties Limited Partnership, and in the capacities on the date indicated.

Signatures	Title	Date
/s/ C. Taylor Pickett	Chief Executive Officer	February 26, 2019
C. Taylor Pickett	(Principal Executive Officer)

/s/ Robert O. Stephenson	Chief Financial Officer	February 26, 2019
Robert O. Stephenson	(Principal Financial Officer)

/s/ Michael D. Ritz	Chief Accounting Officer	February 26, 2019
Michael D. Ritz	(Principal Accounting Officer)

/s/ Craig R. Callen	Chairman of the Board	February 26, 2019
Craig R. Callen

/s/ Kapila K. Anand	Director	February 26, 2019
Kapila K. Anand

/s/ Norman Bobins	Director	February 26, 2019
Norman Bobins

/s/ Barbara B. Hill	Director	February 26, 2019
Barbara B. Hill

/s/ Edward Lowenthal	Director	February 26, 2019
Edward Lowenthal

/s/ Ben W. Perks	Director	February 26, 2019
Ben W. Perks

/s/ C. Taylor Pickett	Director	February 26, 2019
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 26, 2019
Stephen D. Plavin /s/ Burke W. Whitman	Director	February 26, 2019
Burke W. Whitman