Form 10-Q
period 2019-03-31
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2019-05-09
CIK 888491, 1639315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Maryland	1‑11316	38‑3041398
(Omega Healthcare Investors, Inc.)	(Omega Healthcare Investors, Inc.)	(Omega Healthcare Investors, Inc.)
Delaware	333‑203447‑11	36‑4796206
(OHI Healthcare Properties Limited Partnership)	(OHI Healthcare Properties Limited Partnership)	(OHI Healthcare Properties Limited Partnership)
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

303 International Circle, Suite 200, Hunt Valley, MD 21030

(Address of principal executive offices)

(410) 427‑1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	OHI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

Omega Healthcare Investors, Inc. ☐	OHI Healthcare Properties Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Omega Healthcare Investors, Inc. Yes ☐	No ☒	OHI Healthcare Properties Limited Partnership Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of May 2, 2019

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	207,025,691

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10‑Q for the period ended March 31, 2019 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”).  Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986.  Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP.

Parent directly owned approximately 97% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at March 31, 2019.  Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement.  The management of Parent consists of the same members as the management of Omega OP.

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

We believe combining the quarterly reports on Form 10‑Q of Omega and Omega OP into this single report results in the following benefits:

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

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10‑Q

March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$7,818,209	$7,746,410
Less accumulated depreciation	(1,631,673)	(1,562,619)
Real estate investments – net	6,186,536	6,183,791
Investments in direct financing leases – net	11,707	132,262
Mortgage notes receivable – net	703,739	710,858
	6,901,982	7,026,911
Other investments	474,066	504,626
Investment in unconsolidated joint venture	29,919	31,045
Assets held for sale – net	645	989
Total investments	7,406,612	7,563,571

Cash and cash equivalents	40,028	10,300
Restricted cash	1,372	1,371
Contractual receivables – net	33,346	33,826
Other receivables and lease inducements	338,177	313,551
Goodwill	644,190	643,950
Other assets	56,341	24,308
Total assets	$8,520,066	$8,590,877

LIABILITIES AND EQUITY
Revolving line of credit	$195,000	$313,000
Term loans – net	901,345	898,726
Secured borrowing	2,275	—
Senior notes and other unsecured borrowings – net	3,330,400	3,328,896
Accrued expenses and other liabilities	271,902	272,172
Deferred income taxes	13,502	13,599
Total liabilities	4,714,424	4,826,393

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 207,001 shares as of March 31, 2019 and 202,346 as of December 31, 2018	20,700	20,235
Common stock – additional paid-in capital	5,240,714	5,074,544
Cumulative net earnings	2,200,213	2,130,511
Cumulative dividends paid	(3,875,884)	(3,739,197)
Accumulated other comprehensive loss	(39,941)	(41,652)
Total stockholders’ equity	3,545,802	3,444,441
Noncontrolling interest	259,840	320,043
Total equity	3,805,642	3,764,484
Total liabilities and equity	$8,520,066	$8,590,877

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenue
Rental income	$192,177	$193,949
Income from direct financing leases	260	613
Mortgage interest income	18,134	16,579
Other investment income	11,914	8,527
Miscellaneous income	1,203	531
Total operating revenues	223,688	220,199

Expenses
Depreciation and amortization	70,852	70,361
General and administrative	16,133	16,475
Real estate taxes	3,882	—
Acquisition costs	2,949	—
Impairment on real estate properties	—	4,914
Impairment on direct financing leases	7,700	—
Provision for uncollectible accounts	—	7,814
Total operating expenses	101,516	99,564

Other operating income
Gain on assets sold – net	3	17,500
Operating income	122,175	138,135

Other income (expense)
Interest income and other – net	337	585
Interest expense	(48,100)	(48,011)
Interest – amortization of deferred financing costs	(2,238)	(2,243)
Realized gain on foreign exchange	26	59
Total other expense	(49,975)	(49,610)

Income from continuing operations	72,200	88,525
Income tax expense	(675)	(543)
Income (loss) from unconsolidated joint venture	657	(49)
Net income	72,182	87,933
Net income attributable to noncontrolling interest	(2,480)	(3,713)
Net income available to common stockholders	$69,702	$84,220

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.34	$0.42
Diluted:
Net income	$0.34	$0.42

Weighted-average shares outstanding, basic	204,558	198,911
Weighted-average shares outstanding, diluted	213,523	207,816

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$72,182	$87,933
Other comprehensive income (loss):
Foreign currency translation	4,475	9,869
Cash flow hedges	(2,703)	4,488
Total other comprehensive income	1,772	14,357
Comprehensive income	73,954	102,290
Comprehensive income attributable to noncontrolling interest	(2,541)	(4,319)
Comprehensive income attributable to common stockholders	$71,413	$97,971

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Loss	Equity	Interest	Equity
Balance at December 31, 2017 (198,309 common shares & 8,772 Omega OP Units)	$19,831	$4,936,302	$1,839,356	$(3,210,248)	$(30,150)	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change	—	—	9,577	—	—	9,577	423	10,000
Balance at January 1, 2018 (198,309 common shares & 8,772 Omega OP Units)	19,831	4,936,302	1,848,933	(3,210,248)	(30,150)	3,564,668	333,590	3,898,258

Stock-based compensation expense	—	4,056	—	—	—	4,056	—	4,056
Vesting/exercising of equity compensation plan, net of tax withholdings (89 shares)	9	(1,663)	—	—	—	(1,654)	—	(1,654)
Dividend reinvestment and stock purchase plan (189 shares at an average of $25.87 per share)	19	4,867	—	—	—	4,886	—	4,886
Deferred compensation directors (8 shares at $27.43 per share)	—	67	—	—	—	67	—	67
Equity Shelf Program	—	(29)	—	—	—	(29)	—	(29)
Common dividends declared ($0.66 per share)	—	—	—	(131,517)	—	(131,517)	—	(131,517)
Redemption of Omega OP Units (3 units at $27.06 per share)	—	—	—	—	—	—	(72)	(72)
Omega OP Units distributions	—	—	—	—	—	—	(5,885)	(5,885)
Comprehensive income:
Foreign currency translation	—	—	—	—	9,452	9,452	417	9,869
Cash flow hedges	—	—	—	—	4,299	4,299	189	4,488
Net income	—	—	84,220	—	—	84,220	3,713	87,933
Total comprehensive income								102,290
Balance at March 31, 2018 (198,595 shares & 8,769 Omega OP Units)	$19,859	$4,943,600	$1,933,153	$(3,341,765)	$(16,399)	$3,538,448	$331,952	$3,870,400

Balance at December 31, 2018 (202,346 common shares & 8,714 Omega OP Units)	$20,235	$5,074,544	$2,130,511	$(3,739,197)	$(41,652)	$3,444,441	$320,043	$3,764,484

Stock-based compensation expense	—	4,070	—	—	—	4,070	—	4,070
Vesting/exercising of equity compensation plan, net of tax withholdings (87 shares)	9	(2,288)	—	—	—	(2,279)	—	(2,279)
Dividend reinvestment and stock purchase plan (892 shares at an average of $36.19 per share)	89	32,196	—	—	—	32,285	—	32,285
Deferred compensation directors (9 shares at $33.95 per share)	—	53	—	—	—	53	—	53
Equity Shelf Program (2,221 shares at $34.46 per share, net of issuance costs)	222	76,325	—	—	—	76,547	—	76,547
Vesting/exercising of Omega OP Units (9 units)	—	(298)	—	—	—	(298)	298	—
Common dividends declared ($0.66 per share)	—	—	—	(136,687)	—	(136,687)	—	(136,687)
Conversion and redemption of Omega OP Units to common stock (1,446 shares at $38.92 per share)	145	56,112	—	—	—	56,257	(56,257)	—
Omega OP Units distributions	—	—	—	—	—	—	(7,013)	(7,013)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Comprehensive income:
Foreign currency translation	—	—	—	—	4,321	4,321	154	4,475
Cash flow hedges	—	—	—	—	(2,610)	(2,610)	(93)	(2,703)
Net income	—	—	69,702	—	—	69,702	2,480	72,182
Total comprehensive income								73,954
Balance at March 31, 2019 (207,001 shares & 7,277 Omega OP Units)	$20,700	$5,240,714	$2,200,213	$(3,875,884)	$(39,941)	$3,545,802	$259,840	$3,805,642

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$72,182	$87,933
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,852	70,361
Impairment on real estate properties	—	4,914
Impairment on direct financing leases	7,700	—
Provision for uncollectible accounts	—	7,814
Interest - amortization of deferred financing costs	2,238	2,243
Accretion of direct financing leases	10	33
Stock-based compensation expense	4,558	4,056
Gain on assets sold – net	(3)	(17,500)
Amortization of acquired in-place leases – net	(1,826)	(2,687)
Effective yield receivable on mortgage notes	(172)	(354)
Interest paid-in-kind	(1,446)	(1,891)
Change in operating assets and liabilities – net:
Contractual receivables	480	(4,630)
Straight-line rent receivables	(11,292)	(14,497)
Lease inducements	(9,995)	(32,389)
Other operating assets and liabilities	(23,211)	(50,506)
Net cash provided by operating activities	110,075	52,900
Cash flows from investing activities
Acquisition of real estate or other	(5,879)	(29,672)
Net proceeds from sale of real estate investments	356	74,745
Investments in construction in progress	(30,851)	(21,855)
Proceeds from direct financing lease and related trust	86,743	—
Placement of mortgage loans	(5,245)	(6,749)
Collection of mortgage principal	489	24,797
Distributions from unconsolidated joint venture in excess of earnings	1,103	1,880
Capital improvements to real estate investments	(10,199)	(9,596)
Receipts from insurance proceeds	1,376	1,090
Investments in other investments	(8,138)	(89,960)
Proceeds from other investments	42,371	53,873
Net cash provided by (used in) investing activities	72,126	(1,447)
Cash flows from financing activities
Proceeds from credit facility borrowings	171,000	317,000
Payments on credit facility borrowings	(289,000)	(252,000)
Receipts of other long-term borrowings	2,275	—
Payments of other long-term borrowings	—	(328)
Payments of financing related costs	—	(8)
Receipts from dividend reinvestment plan	32,285	4,886
Payments for exercised options and restricted stock	(2,279)	(1,654)
Net proceeds (costs) from issuance of common stock	76,547	(29)
Dividends paid	(136,633)	(131,449)
Noncontrolling members' contributions to consolidated joint venture	228	—
Redemption of Omega OP Units	—	(72)
Distributions to Omega OP Unit Holders	(7,013)	(5,885)
Net cash used in financing activities	(152,590)	(69,539)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	118	377
Increase (decrease) in cash, cash equivalents and restricted cash	29,729	(17,709)
Cash, cash equivalents and restricted cash at beginning of period	11,671	96,808
Cash, cash equivalents and restricted cash at end of period	$41,400	$79,099

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$7,818,209	$7,746,410
Less accumulated depreciation	(1,631,673)	(1,562,619)
Real estate investments – net	6,186,536	6,183,791
Investments in direct financing leases – net	11,707	132,262
Mortgage notes receivable – net	703,739	710,858
	6,901,982	7,026,911
Other investments	474,066	504,626
Investment in unconsolidated joint venture	29,919	31,045
Assets held for sale – net	645	989
Total investments	7,406,612	7,563,571

Cash and cash equivalents	40,028	10,300
Restricted cash	1,372	1,371
Contractual receivables – net	33,346	33,826
Other receivables and lease inducements	338,177	313,551
Goodwill	644,190	643,950
Other assets	56,341	24,308
Total assets	$8,520,066	$8,590,877

LIABILITIES AND OWNERS’ EQUITY
Term loan – net	$99,586	$99,553
Accrued expenses and other liabilities	223,934	211,277
Deferred income taxes	13,502	13,599
Intercompany loans payable	4,377,402	4,501,964
Total liabilities	4,714,424	4,826,393

Owners’ Equity:
General partners’ equity	3,545,802	3,444,441
Limited partners’ equity	259,612	320,043
Total owners’ equity	3,805,414	3,764,484
Noncontrolling interest	228	—
Total equity	3,805,642	3,764,484
Total liabilities and equity	$8,520,066	$8,590,877

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenue
Rental income	$192,177	$193,949
Income from direct financing leases	260	613
Mortgage interest income	18,134	16,579
Other investment income	11,914	8,527
Miscellaneous income	1,203	531
Total operating revenues	223,688	220,199

Expenses
Depreciation and amortization	70,852	70,361
General and administrative	16,133	16,475
Real estate taxes	3,882	—
Acquisition costs	2,949	—
Impairment on real estate properties	—	4,914
Impairment on direct financing leases	7,700	—
Provision for uncollectible accounts	—	7,814
Total operating expenses	101,516	99,564

Other operating income
Gain on assets sold – net	3	17,500
Operating income	122,175	138,135

Other income (expense)
Interest income and other – net	337	585
Interest expense	(48,100)	(48,011)
Interest – amortization of deferred financing costs	(2,238)	(2,243)
Realized gain on foreign exchange	26	59
Total other expense	(49,975)	(49,610)

Income from continuing operations	72,200	88,525
Income tax expense	(675)	(543)
Income (loss) from unconsolidated joint venture	657	(49)
Net income	$72,182	$87,933

Earnings per unit:
Basic:
Net income	$0.34	$0.42
Diluted:
Net income	$0.34	$0.42

Weighted-average Omega OP Units outstanding, basic	211,835	207,680
Weighted-average Omega OP Units outstanding, diluted	213,523	207,816

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$72,182	$87,933
Other comprehensive income (loss):
Foreign currency translation	4,475	9,869
Cash flow hedges	(2,703)	4,488
Total other comprehensive income	1,772	14,357
Comprehensive income	$73,954	$102,290

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

Unaudited

(in thousands)

	General	Limited
	Partners’	Partners’	Total	General	Limited
	Omega	Omega	Omega	Partners’	Partners’	Total Owners'	Noncontrolling	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity	Interest	Equity
Balance at December 31, 2017	198,309	8,772	207,081	$3,555,091	$333,167	$3,888,258	$—	$3,888,258
Cumulative effect of accounting change	—	—	—	9,577	423	10,000	—	10,000
Balance at January 1, 2018	198,309	8,772	207,081	3,564,668	333,590	3,898,258	—	3,898,258
Contributions from partners	286	—	286	7,326	—	7,326	—	7,326
Distributions to partners	—	—	—	(131,517)	(5,885)	(137,402)	—	(137,402)
Omega OP Unit redemptions	—	(3)	(3)	—	(72)	(72)	—	(72)
Comprehensive income
Foreign currency translation	—	—	—	9,452	417	9,869	—	9,869
Cash flow hedges	—	—	—	4,299	189	4,488	—	4,488
Net income	—	—	—	84,220	3,713	87,933	—	87,933
Total comprehensive income								102,290
Balance at March 31, 2018	198,595	8,769	207,364	$3,538,448	$331,952	$3,870,400	$—	$3,870,400

Balance at December 31, 2018	202,346	8,714	211,060	$3,444,441	$320,043	$3,764,484	$—	$3,764,484
Contributions from partners	4,655	—	4,655	166,933	—	166,933	—	166,933
Distributions to partners	—	—	—	(136,687)	(7,013)	(143,700)	—	(143,700)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Vesting/exercising of Omega OP Units	—	9	9	(298)	298	—	—	—
Omega OP Unit conversions	—	(1,446)	(1,446)	—	(56,257)	(56,257)	—	(56,257)
Comprehensive income
Foreign currency translation	—	—	—	4,321	154	4,475	—	4,475
Cash flow hedges	—	—	—	(2,610)	(93)	(2,703)	—	(2,703)
Net income	—	—	—	69,702	2,480	72,182	—	72,182
Total comprehensive income								73,954
Balance at March 31, 2019	207,001	7,277	214,278	$3,545,802	$259,612	$3,805,414	$228	$3,805,642

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$72,182	$87,933
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,852	70,361
Impairment on real estate properties	—	4,914
Impairment loss on direct financing leases	7,700	—
Provision for uncollectible accounts	—	7,814
Interest - amortization of deferred financing costs	2,238	2,243
Accretion of direct financing leases	10	33
Stock-based compensation expense	4,558	4,056
Gain on assets sold – net	(3)	(17,500)
Amortization of acquired in-place leases – net	(1,826)	(2,687)
Effective yield receivable on mortgage notes	(172)	(354)
Interest paid-in-kind	(1,446)	(1,891)
Change in operating assets and liabilities – net:
Contractual receivables	480	(4,630)
Straight-line rent receivables	(11,292)	(14,497)
Lease inducements	(9,995)	(32,389)
Other operating assets and liabilities	(23,211)	(50,506)
Net cash provided by operating activities	110,075	52,900
Cash flows from investing activities
Acquisition of real estate or other	(5,879)	(29,672)
Net proceeds from sale of real estate investments	356	74,745
Investments in construction in progress	(30,851)	(21,855)
Proceeds from direct financing lease and related trust	86,743	—
Placement of mortgage loans	(5,245)	(6,749)
Collection of mortgage principal	489	24,797
Distributions from unconsolidated joint venture in excess of earnings	1,103	1,880
Capital improvements to real estate investments	(10,199)	(9,596)
Receipts from insurance proceeds	1,376	1,090
Investments in other investments	(8,138)	(89,960)
Proceeds from other investments	42,371	53,873
Net cash provided by (used in) investing activities	72,126	(1,447)
Cash flows from financing activities
Proceeds from intercompany loans payable to Omega	173,275	317,000
Repayment of intercompany loans payable to Omega	(289,000)	(252,328)
Payment of financing related costs incurred by Omega	—	(8)
Noncontrolling members' contributions to consolidated joint venture	228	—
Equity contributions from general partners	106,553	3,203
Distributions to general partners	(136,633)	(131,449)
Distributions to limited partners	(7,013)	(5,885)
Redemption of Omega OP Units	—	(72)
Net cash used in financing activities	(152,590)	(69,539)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	118	377
Increase (decrease) in cash, cash equivalents and restricted cash	29,729	(17,709)
Cash, cash equivalents and restricted cash at beginning of period	11,671	96,808
Cash, cash equivalents and restricted cash at end of period	$41,400	$79,099

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2019

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Omega”) was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega and Omega OP, collectively.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of March 31, 2019, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the outstanding Omega OP Units.

On January 2, 2019, Omega and Omega OP entered into an Agreement and Plan of Merger, as amended by the First Amendment to the Agreement and Plan of Merger, dated March 26, 2019, (the “Merger Agreement”) with MedEquities Realty Trust, Inc. (“MedEquities”) and its subsidiary operating partnership and the general partner of its subsidiary operating partnership.  Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Omega will acquire MedEquities and MedEquities will be merged with and into Omega (the “Merger”) at the effective time of the Merger with Omega continuing as the surviving company. At the effective time, each outstanding share of MedEquities common stock will be converted into the right to receive (i) 0.235 of a share of Omega common stock, plus cash in lieu of fractional shares, and (ii) $2.00 in cash, without interest, subject to adjustments as set forth in the Merger Agreement under certain limited circumstances.  As of March 31, 2019, the total consideration expected to be exchanged in the merger, including the assumption of debt, is approximately $600 million.  The Merger Agreement also provides that MedEquities will declare a special dividend of $0.21 per share of MedEquities common stock (the “Pre-Closing Dividend”) payable to the holders of record of MedEquities common stock as of the trading day immediately prior to the closing date of the Merger, which dividend will be payable following the effective time of the Merger together with the cash consideration under the Merger Agreement.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10‑K filed with the SEC on February 26, 2019.

Omega’s consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, (iii) all direct and indirect wholly owned subsidiaries of Omega and (iv) other entities in which Omega or Omega OP has a majority voting interest and control. All intercompany transactions and balances have been eliminated in consolidation, and Omega’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Omega OP’s consolidated financial statements include the accounts of (i) Omega OP, (ii) all direct and indirect wholly owned subsidiaries of Omega OP and (iii) other entities in which Omega OP has a majority voting interest and control. All intercompany transactions and balances have been eliminated in consolidation.

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

As of March 31, 2019, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entity. See Note 6 – Variable Interest Entities.

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

For the three months ended March 31, 2018, we recognized approximately $4.9 million of impairment on real estate properties.

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

We account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans for which impairment reserves were recorded. We utilize the cash basis method for impaired loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loan. Under the cost-recovery method, we apply cash received against the outstanding loan balance prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of March 31, 2019 and December 31, 2018, we had $4.9 million and $108.1 million, respectively, of reserves on our loans. For additional information see Note 3 – Direct Financing Leases and Note 4 – Mortgage Notes Receivable.

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

The noncontrolling interest for Omega represents the outstanding Omega OP Units held by outside investors and interests in a consolidated real estate joint venture not fully owned by Omega.

The noncontrolling interest for Omega OP represents outside investors interests in a consolidated real estate joint venture not fully owned by Omega OP.

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound (“GBP”). For our consolidated subsidiaries whose functional currency is not the U.S. dollar (“USD”), we translate their financial statements into the USD. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in Omega OP’s owners’ equity and Omega’s accumulated other comprehensive loss (“AOCL”), as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interests, if applicable.

We and certain of our consolidated subsidiaries may have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature in which case the adjustments are included in Omega OP’s owners’ equity and Omega’s AOCL and a proportionate amount of gain or loss is allocated to noncontrolling interests, if applicable.

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At March 31, 2019 and December 31, 2018, $1.3 million and $4.0 million, respectively, of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

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

Contractual Receivables and Other Receivables and Lease Inducements

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

On a quarterly basis, and more frequently as appropriate, we review our receivables to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement, if any.

If we determine collectability of any of our operating lease receivables (i.e., contractual receivables or straight-line receivables) are at risk, we limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected.  Any amounts subsequently determined to be no longer probable of collection are written off to rental income.

For a loan recognized on an effective yield basis or a direct financing lease, we generally provide an allowance for effective interest or income from direct financing leases when certain conditions or indicators of adverse collectability are present.  If these accounts receivable balances are subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off.

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Contractual receivables	$33,346	$34,901
Allowance	—	(1,075)
Contractual receivables – net	$33,346	$33,826

Effective yield interest receivables	$12,913	$12,741
Straight-line rent receivables	262,626	251,166
Lease inducements	62,638	49,644
Other receivables and lease inducements	$338,177	$313,551

During the first quarter of 2019, we wrote-off approximately $1.2 million of straight-line rent receivables to rental income as a result of transitioning a facility to another existing operator.

Reclassification

Contractual receivables – net, Other receivables and lease inducements, and Gains on assets sold - net have been reclassified to conform to the current period presentation.

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). In 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Leases (Topic 842): Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These standards are collectively referred to herein as Topic 842 and set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. Topic 842 was adopted by us on January 1, 2019 using the modified retrospective method. Upon adoption, we applied the package of practical expedients that allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method, which allowed us to initially apply Topic 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of equity in the period of adoption, although we did not have an adjustment. Additionally, our leases met the criteria in Topic 842 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.  We have elected to exclude sales and other similar taxes from the measurement of lease revenue and expense and we have excluded those costs paid directly by lessees to third parties.

Upon adoption, we recorded total initial non-cash right of use assets and lease liabilities of approximately $11.1 million.  We also began recording variable lease payments as rental income and real estate tax expense for those facilities’ property taxes that we pay directly and are reimbursed by our operators.  For the three months ended March 31, 2019, we recorded $3.8 million of rental income and $3.8 million of real estate tax expense in our Consolidated Statement of Operations.  We also began recording rental income and ground lease expense for those assets we lease and are reimbursed by our operators and/or are paid for directly by our operators.  For the three months ended March 31, 2019, we recorded $0.2 million of rental income and $0.2 million of ground lease expense in our Consolidated Statement of Operations.

In addition, provisions for operating lease losses are recognized as a direct reduction to rental income.  Provisions for operating lease losses prior to January 1, 2019 were recorded in provision for uncollectible accounts on our Consolidated Statements of Operations and were not reclassified to conform to the current period presentation.

Lessee Disclosure

At the inception of the lease and over its term, we evaluate each lease to determine the proper lease classification.  Certain of these leases provide us the contractual right to use and economically benefit from all of the space specified in the lease. Therefore, we have determined that they should be evaluated as lease arrangements.

As a lessee, the Company is party to ground and/or facility leases related to 11 SNFs and two offices which are classified as operating leases.  Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on the specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 1.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index); or (iii) specific dollar increases over prior years.  The initial terms of our ground leases range between 10 years and 100 years.  Our office leases have initial terms of approximately 10 years.  Certain leases have options to extend,  terminate or purchase the asset and have been considered in our analysis of the lease term and the measurement of the right-of-use assets and lease liabilities.  The discount rate utilized in forming the basis of our right of use assets and lease liabilities approximates our cost of debt.  We have not recognized a right of use asset and/or lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset.

On a monthly basis, we remeasure our lease liabilities at the present value of the future lease payments using the discount rate determined at lease commencement.  Rental expense from operating leases is generally recognized on a straight-line basis over the lease term.

We do not include in our measurement of our lease liability certain variable payments, including changes in an index until the specific events that trigger the variable payments have occurred.

As a lessee, certain of our operating leases contain non-lease components, such as our proportionate share of common area expenses. We have determined that all of our operating leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components. We apply Topic 842, to the combined component.  Lease expense derived from our operating leases is recorded in general and administrative in our Consolidated Statement of Operations.

As of
March 31, 2019
(in thousands)

Other assets - right of use assets	$13,102

Accrued expenses and other liabilities – lease liabilities	$13,522

For the Three Months Ended
March 31, 2019
(in thousands)
Operating lease cost
Lease expense	$482
Variable lease expense	42
Total lease expense	$524

Rental income – ground lease income	$198

Cash paid for amounts included in the measurement of lease liabilities	$452
Weighted average remaining lease term (in years)	18
Weighted average discount rate	5.25%

The following amounts reflect the maturities of our operating lease liabilities as of March 31, 2019:

	Future Rental Payments	Accretion of Lease Liability	Total
Remainder of 2019	$1,383	$(517)	$866
2020	1,859	(635)	1,224
2021	1,485	(578)	907
2022	1,645	(526)	1,119
2023	1,574	(466)	1,108
2024	1,416	(412)	1,004
Thereafter	14,328	(7,034)	7,294
Total	$23,690	$(10,168)	$13,522

Lessor Disclosures

At the inception of the lease and over its term, we evaluate each lease to determine the proper lease classification.  Certain of these leases provide our operators the contractual right to use and economically benefit from all of the physical space specified in the lease, therefore we have determined that they should be evaluated as lease arrangements.

As lessor, our leased real estate properties, represented by 720 SNFs, 116 ALFs, 15 specialty facilities and one medical office building at March 31, 2019, are leased under provisions of single or master operating leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  See Note 2 – Properties and Investments.  As of March 31, 2019, we have determined that all but two of our leases should be accounted for as operating leases. Two leases are accounted for as direct financing leases.  See Note 3 – Direct Financing Leases.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on the specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index); or (iii) specific dollar increases over prior years.  Rental income from operating leases is generally recognized on a straight-line basis over the lease term when we have determined that the collectibility of substantially all of the lease payments is probable. If we determine that it is not probable that substantially all of the lease payments will be collected, we account for the revenue under the lease on a cash basis. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection potentially resulting in increased volatility of rental revenue. Some of our leases have options to extend, terminate or purchase the facilities, which are considered when determining the lease term.  We do not include in our measurement of our lease receivables certain variable payments, including changes in an index until the specific events that trigger the variable payments have occurred.

Certain of our operating leases require the operators to reimburse us for property taxes and other expenditures that are not considered components of the lease and therefore no consideration is allocated to them as they do not result in the transfer of a good or service to the operators. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components. We apply Topic 842, to the combined component.  Income derived from our leases is recorded in rental income in our Consolidated Statement of Operations.

Certain tenants are obligated to pay directly their obligations under their leases for real estate taxes, insurance and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for these obligations under their respective lease defaults on its lease or if it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation.

For the Three Months Ended
March 31, 2019
(in thousands)
Interest income – direct financing leases	$260

Rental income – operating leases	188,402
Variable lease income – operating leases	3,775
Total lease income	$192,177

Real estate tax expense	$3,882
General and administrative – ground lease expense	237
Total	$4,119

The following amounts reflecting the estimated contractual rents due to us for the remainder of the initial terms of our operating leases as of March 31, 2019:

(in thousands)
Remainder of 2019	$510,350
2020	696,587
2021	714,235
2022	713,150
2023	699,464
2024	706,106
Thereafter	3,431,098
Total	$7,470,990

Recent Accounting Pronouncements - Pending Adoption

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326)  (“ASU 2016‑13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016‑13 is effective for annual and interim periods beginning after December 15, 2019.  ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842.  We currently expect to adopt the standard using the modified retrospective approach.  We continue to evaluate the impact of adopting ASU 2016‑13 on our consolidated financial statements.

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

A summary of our investments in real estate properties subject to operating leases is as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Buildings	$6,110,246	$6,056,820
Land	792,284	786,174
Furniture, fixtures and equipment	451,833	447,610
Site improvements	252,525	250,917
Construction in progress	211,321	204,889
Total real estate investments	7,818,209	7,746,410
Less accumulated depreciation	(1,631,673)	(1,562,619)
Real estate investments – net	$6,186,536	$6,183,791

Asset Acquisitions

In March 2019, we acquired one SNF located in Ohio with 99 beds via a deed-in-lieu of foreclosure from a mortgagee. The fair value of the SNF approximated the $11.9 million carrying value of the mortgage.  We simultaneously leased the facility to an existing operator with an initial annual cash yield of 12%.  We recorded approximately $11.9 million of real estate investment consisting of land ($1.1 million), building ($10.1 million) and furniture and fixtures ($0.7 million).

In February 2019, we entered into a joint venture to construct a 100,000 square foot medical office building in Lakeway, Texas with an estimated initial construction budget of approximately $36 million.  The Company owns 90% of the venture with the remaining 10% owned by outside investors.  During the first quarter of 2019, this consolidated joint venture acquired a parcel of land for approximately $3.6 million.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Minimum lease payments receivable	$28,005	$28,294
Less unearned income	(16,298)	(16,577)
Investment in non-Orianna direct financing leases	11,707	11,717
Investment in Orianna direct financing leases	—	223,745
Less allowance for loss on Orianna direct financing leases	—	(103,200)
Investment in direct financing leases – net	$11,707	$132,262

Properties subject to direct financing leases	2	17
Number of direct financing leases	2	3

The following amounts reflect the future cash flows and straight-line rents for our direct financing leases as of March 31, 2019 (in thousands):

	Future Contractual Cash	Straight-Line Rent	Total
Remainder of 2019	$875	$(787)	$88
2020	1,170	(1,010)	160
2021	1,084	(1,029)	55
2022	1,106	(1,023)	83
2023	1,128	(1,014)	114
2024	1,151	(1,003)	148
Thereafter	21,491	(10,432)	11,059
	$28,005	$(16,298)	$11,707

Former Orianna Direct Financing Lease

On November 27, 2013, we closed an aggregate $529 million purchase/leaseback transaction in connection with the acquisition of Ark Holding Company, Inc. (“Ark Holding”) by 4 West Holdings Inc. At closing, we acquired 55 SNFs and 1 ALF operated by Ark Holding and leased the facilities back to Ark Holding, now known as New Ark Investment Inc. (“New Ark” which does business as “Orianna Health Systems” and is herein referred to as “Orianna”), pursuant to four 50-year master leases providing for contractual rental payments yielding 10.6% per annum over the term of the leases. The purchase/leaseback transaction was accounted for as a direct financing lease.

In March 2018, Orianna commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).    As of December 31, 2018, we had 15 SNFs subject to a direct financing lease with Orianna with a carrying value of approximately $120.5 million, net of an allowance of $103.2 million.

On January 11, 2019, pursuant to a Bankruptcy Court order, affiliates of Orianna purchased the remaining 15 SNFs for $176 million of consideration, comprised of $146 million in cash received by Orianna and a $30.0 million seller note held by the Company.  The $30.0 million note bears interest at 6% per annum and matures on January 11, 2026.  Interest on the unpaid principal balance is due quarterly in arrears. Commencing on January 11, 2022, quarterly principal payments are due based on a 15-year amortization schedule on the then outstanding principal balance of the loan.  On the same date, Orianna repaid the debtor-in-possession (“DIP”) financing, including all related interest.  See Note 5 – Other Investments.

On January 16, 2019, the Bankruptcy Court confirmed Orianna’s plan, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio.  In January 2019, we reclassified our net investment in direct financing lease of $115.8 million from the Trust to other assets on our Consolidated Balance Sheet.  For the period from January 16, 2019 through March 31, 2019, we received approximately $87 million from the Trust as a partial liquidation.

In March 2019, we received updated information from the Trust indicating diminished collectability of the accounts receivable owed to us.  As a result, we recorded an additional $7.7 million allowance, reducing our remaining receivable from the Trust to approximately $21.1 million as of March 31, 2019.  As of March 31, 2019, the Trust was comprised of $26.4 million of cash and accounts receivable, net of an estimated allowance, of $6.0 million.  We expect that the aggregate of such amounts will be used to pay estimated costs of $11.3 million to other creditors and to wind down the Trust, with the remainder paid to us.  The amount payable to us is contingent upon the collection of the accounts receivable balances and the estimated costs to wind down the Trust. These amounts are estimated and remain subject to change. Such changes could be different than the currently estimated amounts and such differences could have a material impact on our financial statements.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of March 31, 2019, mortgage notes receivable relate to five fixed rate mortgage notes on 53 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in six states that are operated by five independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

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

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Mortgage note due 2027; interest at 10.39%	$112,500	$112,500
Mortgage notes due 2029; interest at 9.88%(1)	542,328	537,515
Other mortgage notes outstanding(2)	53,816	65,748
Mortgage notes receivable, gross	708,644	715,763
Allowance for loss on mortgage notes receivable(3)	(4,905)	(4,905)
Total mortgages — net	$703,739	$710,858

(1)

Approximates the weighted average interest rate on 39 facilities as of March 31, 2019.  Two notes totaling approximately $24.6 million are construction mortgages maturing in 2019.  The remaining loan balance matures in 2029.

(2)	Other mortgages outstanding have a weighted average interest rate of 11.05% per annum as of March 31, 2019 and maturity dates between 2019 and 2028.
(3)

The allowance for loss on mortgage notes receivable relates to one mortgage with an operator.  The net carrying value and fair value of the mortgage note receivable is approximately $1.5 million at March 31, 2019 and December 31, 2018.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Other investment note due 2019; interest at 9.35%	$131,300	$131,452
Other investment notes due 2020; interest at 13.07% (1)	72,511	71,036
Other investment notes due 2023; interest at 7.32% (1)	65,000	65,000
Other investment note due 2023; interest at 12.00%	57,019	59,454
Other investment notes due 2024-2025; interest at 8.26% (1)	50,787	46,287
Other investment note due 2018-2022	—	40,242
Other investment notes outstanding (2)	97,449	91,155
Total other investments	$474,066	$504,626

(1)	Approximate weighted average interest rate as of March 31, 2019.
(2)	Other investment notes have a weighted average interest rate of 7.31% as of March 31, 2019 and maturity dates through 2028.

Other investment notes due 2018-2022

In March 2018, we agreed to provide senior secured superpriority DIP financing to Orianna consisting of a $14.2 million term loan and a $15.8 million revolving credit facility.  The DIP financing was secured by a security interest in and liens on substantially all of Orianna’s existing and future real and personal property.  The $14.2 million term loan bore interest at 1-month LIBOR plus 5.5% per annum and matured on September 30, 2018. The $15.8 million revolving credit facility bore interest at 1-month LIBOR plus 9.0% per annum and matured on September 30, 2018.  As of December 31, 2018, approximately $14.2 million was outstanding on this term loan and $10.8 million was outstanding on this revolving credit facility. In January 2019, Orianna repaid the DIP financing and permanently terminated our commitment under the DIP.

In May 2017, we provided Orianna an $18.8 million maximum borrowing secured revolving working capital loan that bore interest at 9% per annum (with one-half (1/2) of all accrued interest to be paid-in-kind and added to the loan balance) and was to mature on April 30, 2022.  This revolving working capital loan bore a default rate of 5% per annum.    As of December 31, 2018, approximately $15.2 million was outstanding on this revolving working capital loan.  In January 2019, Orianna settled this secured revolving working capital loan.

NOTE 6 – VARIABLE INTEREST ENTITIES

As of March 31, 2019 and December 31, 2018, Agemo Holdings LLC (“Agemo”; formerly Signature Healthcare) is a VIE.  Below is a summary of our assets and collateral associated with this operator as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(in thousands)
Assets
Real estate investments – net	$411,748	$413,396
Other investments	50,787	46,287
Contractual receivables	18,044	18,017
Straight-line rent receivables	36,959	34,203
Lease inducement	3,513	2,362
Above market lease	1	2
Subtotal	521,052	514,267

Collateral
Letters of credit	(9,253)	(9,253)
Personal guarantee	(15,000)	(15,000)
Other collateral	(411,748)	(413,396)
Subtotal	(436,001)	(437,649)

Maximum exposure to loss	$85,051	$76,618

In determining our maximum exposure to loss from the VIE, we considered the underlying value of the real estate subject to leases with the operator and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any. See Note 5 – Other Investments and Note 16 – Contingencies, Indemnities and Commitments, regarding our commitment to provide capital expenditure funding to our operators which includes Agemo.

The table below reflects our total revenues from Agemo for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Revenue
Rental income	$14,771	$14,850
Other investment income	1,034	720
Total (1)	$15,805	$15,570

(1)	For the three months ended March 31, 2019 and 2018, we received cash rental income and other investment income from Agemo of approximately $13.1 million and $10.5 million, respectively.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On November 1, 2016, we invested approximately $50.0 million for an approximate 15% ownership interest in a joint venture operating as Second Spring Healthcare Investments. The other approximate 85% interest is owned by affiliates of Lindsey Goldberg LLC.  We account for our investment in the joint venture using the equity method. On November 1, 2016, the joint venture acquired 64 SNFs for approximately $1.1 billion and leased them to Genesis Healthcare, Inc. (“Genesis”).  As of March 31, 2019, the joint venture has 51 SNFs subject to an operating lease with Genesis.

We receive asset management fees from the joint venture for services provided.  For the three months ended March 31, 2019 and 2018, we recognized $0.2 million and $0.5 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations. The accounting policies for the unconsolidated joint venture are the same as those of the Company.

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of	Net Book Value
	Properties	(in thousands)
December 31, 2018	3	$989
Properties sold/other (1)	(1)	(344)
March 31, 2019 (2)	2	$645

(1) In the first quarter of 2019, we sold one facility for approximately $0.4 million in net cash proceeds recognizing a net gain on sale of approximately $3,000.

(2) We plan to sell the facilities classified as assets held for sale at March 31, 2019 within the next twelve months.

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(in thousands)
Assets:
Goodwill	$644,190	$643,950

Above market leases	$22,410	$22,410
Accumulated amortization	(19,337)	(19,203)
Net intangible assets	$3,073	$3,207

Liabilities:
Below market leases	$143,669	$143,669
Accumulated amortization	(81,185)	(79,226)
Net intangible liabilities	$62,484	$64,443

Above market leases, net of accumulated amortization, are included in other assets on our Consolidated Balance Sheets. Below market leases, net of accumulated amortization, are included in accrued expenses and other liabilities on our Consolidated Balance Sheets. The net amortization related to the above and below market leases is included in our Consolidated Statements of Operations as an adjustment to rental income.

For the three months ended March 31, 2019 and 2018, our net amortization related to intangibles was $1.8 million and $2.7 million, respectively.  The estimated net amortization related to these intangibles for the remainder of 2019 and the subsequent four years is as follows: remainder of 2019 – $5.4 million; 2020 – $7.1 million; 2021 – $6.9 million; 2022– $6.6 million and 2023 – $6.4 million. As of March 31, 2019, the weighted average remaining amortization period of both above market lease assets and below market lease liabilities is approximately nine years.

The following is a summary of our goodwill as of March 31, 2019:

(in thousands)
Balance as of December 31, 2018	$643,950
Add: foreign currency translation	240
Balance as of March 31, 2019	$644,190

NOTE 10 – CONCENTRATION OF RISK

As of March 31, 2019, our portfolio of real estate investments consisted of 910 healthcare facilities, located in 41 states and the U.K. and operated by 68 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $8.5 billion at March 31, 2019, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 722 SNFs, 116 ALFs, 15 specialty facilities, one medical office building, fixed rate mortgages on 50 SNFs and three ALFs, and three facilities that are closed/held for sale. At March 31, 2019, we also held other investments of approximately $474.1 million, consisting primarily of secured loans to third-party operators of our facilities and a $29.9 million investment in an unconsolidated joint venture.

At March 31, 2019, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”). Ciena also generated approximately 10% of our total revenues for the three months ended March 31, 2019 and 2018. At March 31, 2019, the three states in which we had our highest concentration of investments were Florida (10%), Texas (10%) and Michigan (8%).

NOTE 11 – STOCKHOLDERS’/OWNERS’ EQUITY

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
January 31, 2019	February 15, 2019	$0.66
April 30, 2019	May 15, 2019	0.66

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

$500 Million Equity Shelf Program

For the three months ended March 31, 2019, we issued 2.2 million shares of our common stock at an average price of $34.46 per share, net of issuance costs, generating net proceeds of $76.5 million. For the three months ended March 31, 2018, no shares of our common stock were issued under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended March 31, 2019 and 2018, we issued approximately 0.9 million and 0.2 million, respectively, shares of our common stock at an average price of $36.19 and $25.87, respectively, per share through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $32.3 million and $4.9 million, respectively.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and For the
	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Foreign Currency Translation:
Beginning balance	$(47,704)	$(26,033)
Translation gain	6,769	14,860
Realized gain	26	59
Ending balance	(40,909)	(11,114)

Derivative Instruments:
Cash flow hedges:
Beginning balance	3,994	1,463
Unrealized (loss) gain	(3,011)	4,235
Realized gain(1)	308	253
Ending balance	1,291	5,951
Net investment hedge:
Beginning balance	70	(7,070)
Unrealized loss	(2,320)	(5,050)
Ending balance	(2,250)	(12,120)
Total accumulated other comprehensive loss for Omega OP(2)	(41,868)	(17,283)
Add: portion included in noncontrolling interest	1,927	884
Total accumulated other comprehensive loss for Omega	$(39,941)	$(16,399)

(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in Owners’ Equity.

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

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect the Company’s net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. We test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules on a quarterly and annual basis. We review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. In 2019, we expect to pay dividends in excess of our taxable income.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of March 31, 2019, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.7 million. The loss carry-forward is fully reserved as of March 31, 2019, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards will be carried forward for no more than 20 years, subject to certain limitations.

For the three months ended March 31, 2019 and 2018, we recorded approximately $0.2 million and $0.1 million, respectively, of state and local income tax provisions.  For the three months ended March 31, 2019 and 2018, we recorded approximately $0.5 million and $0.4 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

NOTE 13 – STOCK-BASED COMPENSATION

Stock-based compensation expense was $4.1 million for the three months ended March 31, 2019 and 2018.

Time Based Restricted Equity Awards

Time-based restricted equity awards include restricted stock, restricted stock units (“RSUs”) and profit interest units.  These awards are subject to forfeiture if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of service or a change in control of the Company. Prior to vesting, ownership of the shares/units cannot be transferred. Restricted stock has the same dividend and voting rights as our common stock. RSUs accrue dividend equivalents but have no voting rights. Profit interest units accrue distributions, which are equivalent to dividend equivalents, but have no voting rights.  Once vested, each RSU is convertible into one share of Omega common stock and each profit interest unit is convertible into one partnership unit in Omega OP (“Omega OP Unit”), subject to certain conditions.  Restricted stock and RSUs are valued at the price of our common stock on the date of grant. The profit interest units are valued using a Monte Carlo model to estimate the fair value.  We expense the cost of these awards ratably over their vesting period. We awarded 34,672 RSUs and 91,992 profit interest units to employees on January 1, 2019.

Performance-Based Restricted Equity Awards

Performance-based restricted equity awards include performance restricted stock units (“PRSUs”) and profit interest units. Performance restricted stock units (“PRSUs”) and profit interest units are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs and the profit interest units have varying degrees of performance requirements to achieve vesting, and each PRSU and profit interest unit award represents the right to a variable number of shares of common stock or partnership units. Each profit interest unit once earned and vested is convertible into one Omega OP Unit in Omega OP, subject to certain conditions. The vesting requirements are based on either the (i) total shareholder return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the FTSE NAREIT Equity Health Care Index. Vesting, in general, requires that the employee remain employed by us until the date specified in the applicable PRSU or profit interest unit agreement, which may be later than the date that the TSR or Relative TSR requirements are satisfied. We expense the cost of these awards ratably over their service period.

Prior to vesting and the distribution of shares or profit interest units, ownership of the PRSUs or profit interest units cannot be transferred. Dividends on the PRSUs are accrued and only paid to the extent the applicable performance requirements are met. While each profit interest unit is unearned, the employee receives a partnership distribution equal to 10% of the quarterly approved regular periodic distributions per Omega OP Unit. The remaining partnership distributions (which in the case of normal periodic distributions is equal to the total approved quarterly dividend on Omega’s common stock) on the profit interest unit accumulate, and if the profit interest unit is earned, the accumulated distributions are paid.

The number of shares or units earned under the TSR PRSUs or profit interest units depends generally on the level of achievement of Omega’s TSR over the indicated performance period. We awarded 133,887 TSR PRSUs and 377,766 TSR profit interest units to employees on January 1, 2019.

The number of shares or units earned under the Relative TSR PRSUs or profit interest units depends generally on the level of achievement of Omega’s TSR relative to other real estate investment trusts in the FTSE NAREIT Equity Health Care Index TSR over the performance period indicated. We awarded 79,844 Relative TSR PRSUs and 231,087 Relative TSR profit interest units to employees on January 1, 2019.

NOTE 14 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		March 31,	March 31,	December 31,
	Maturity	2019	2019	2018
			(in thousands)
Secured borrowings:
Term loan (1)	2021	5.75%	$2,275	$—

Unsecured borrowings:
Revolving line of credit	2021	3.74%	195,000	313,000

U.S. term loan	2022	3.95%	425,000	425,000
Sterling term loan (2)	2022	2.18%	130,310	127,990
Omega OP term loan(3)	2022	3.95%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Discounts and deferred financing costs – net(4)			(3,965)	(4,264)
Total term loans – net			901,345	898,726

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.950%	400,000	400,000
2025 notes	2025	4.500%	400,000	400,000
2026 notes	2026	5.250%	600,000	600,000
2027 notes	2027	4.500%	700,000	700,000
2028 notes	2028	4.750%	550,000	550,000
Subordinated debt	2021	9.000%	20,000	20,000
Discount – net			(17,884)	(18,523)
Deferred financing costs – net			(21,716)	(22,581)
Total senior notes and other unsecured borrowings – net			3,330,400	3,328,896

Total unsecured borrowings – net			4,426,745	4,540,622

Total secured and unsecured borrowings – net(5)			$4,429,020	$4,540,622

(1)	This borrowing is the debt of a consolidated joint venture.
(2)	This borrowing is denominated in British Pounds Sterling.
(3)	These amounts represent borrowings that were incurred by Omega OP or wholly owned subsidiaries of Omega OP.
(4)	The amount includes $0.4 million of net deferred financing costs related to the Omega OP term loan as of March 31, 2019.
(5)	All borrowings are direct borrowings of Omega unless otherwise noted.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2019 and December 31, 2018, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

NOTE 15 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At March 31, 2019 and December 31, 2018, the net carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$11,707	$11,707	$132,262	$132,262
Mortgage notes receivable – net	703,739	736,923	710,858	735,892
Other investments – net	474,066	474,020	504,626	503,907
Total	$1,189,512	$1,222,650	$1,347,746	$1,372,061
Liabilities:
Revolving line of credit	$195,000	$195,000	$313,000	$313,000
Secured borrowing	2,275	2,275	—	—
U.S. term loan	423,206	425,000	423,065	425,000
Sterling term loan	129,758	130,310	127,394	127,990
Omega OP term loan(1)	99,586	100,000	99,553	100,000
2015 term loan	248,795	250,000	248,713	250,000
4.375% notes due 2023 – net	694,935	715,197	694,643	700,062
4.95% notes due 2024 – net	394,944	417,491	394,691	406,386
4.50% notes due 2025 – net	395,592	406,965	395,402	392,122
5.25% notes due 2026 – net	595,203	629,520	595,027	605,700
4.50% notes due 2027 – net	688,347	702,405	687,981	671,555
4.75% notes due 2028 – net	541,135	561,882	540,883	537,508
Subordinated debt – net	20,244	22,678	20,270	22,589
Total	$4,429,020	$4,558,723	$4,540,622	$4,551,912

(1)	This amount represents a borrowing that was incurred by Omega OP.

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10‑K for the year ended December 31, 2018). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•

Direct financing leases:  The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3). For the Orianna direct financing lease as of December 31, 2018, the Company estimated the fair value of its investment based on the expected liquidating payments from the Trust as further described in Note 3 – Direct Financing Leases (Level 3).

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

•

Revolving line of credit, secured borrowing and term loans:  The fair value of our borrowings under variable rate agreements are estimated using a present value technique based on expected cash flows discounted using the current market rates (Level 3).

•

Senior notes and subordinated debt:  The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on inputs from trading activity provided by a third-party (Level 2).

NOTE 16 – CONTINGENCIES, INDEMNITIES AND COMMITMENTS

Litigation

On November 16, 2017, a purported securities class action complaint captioned Dror Gronich v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and certain of its officers in the United States District Court for the Southern District of New York (the “Court”), Case No. 1:17‑cv‑08983‑NRB.  On November 17, 2017, a second purported securities class action complaint captioned Steve Klein v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and the same officers in the United States District Court for the Southern District of New York, Case No. 1:17‑cv‑09024‑NRB.  Thereafter, the Court considered a series of applications by various shareholders to be named lead plaintiff, consolidated the two actions and designated Royce Setzer as the lead plaintiff.

Pursuant to a Scheduling Order entered by the Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Securities Class Action”). The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017. The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.  The Company and the officers named in the Securities Class Action filed a Motion to Dismiss on July 17, 2018 and the Court heard Oral Argument on February 13, 2019.  On March 25, 2019, the Court entered an order dismissing with prejudice all claims against all defendants.  On April 22, 2019, the plaintiffs filed a Notice of Appeal with the United States District Court for the Southern District of New York, notifying the Court that they are appealing the Court’s order of dismissal with prejudice to the United States Court of Appeals for the Second Circuit. On May 6, 2019, the Second Circuit Court of Appeals filed a Notice of Expedited Appeal and set a briefing schedule.  Appellants’ brief is due on June 10, 2019 and the Company’s brief is due on July 15, 2019.

The Board of Directors received a demand letter, dated April 9, 2018, from an attorney representing Phillip Swan (“Swan”), a purported current shareholder of the Company, relating to the subject matter covered by the Securities Class Action (the “Swan Shareholder Demand”).  The letter demanded that the Board of Directors conduct an investigation into the statements and other matters at issue in the Securities Class Action and commence legal proceedings against each party identified as being responsible for the alleged activities.  After an investigation and due consideration, and in the exercise of its business judgment, the Board determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the Swan Shareholder Demand.  In November 2018, the Board also received shareholder demands from two additional purported shareholders, Tom Bradley (“Bradley”) and Sarah Smith (“Smith”), each represented by the same counsel as

Swan, that were substantively identical to the Shareholder Demand (the “Bradley/Smith Shareholder Demands”). The Board reached the same conclusion with respect to those demands as it reached with the Swan Shareholder Demand.

On August 22, 2018, Stourbridge Investments LLC, a purported stockholder of the Company, filed a derivative action purportedly on behalf of the Company in the Court against the current directors of the Company as well as certain officers alleging violations of Section 14(a) of the Securities Exchange Act of 1934 and state-law claims including breach of fiduciary duty.  Stourbridge Investments LLC v. Callen et al., No. 1:18-cv-07638.  The complaint alleges, among other things, that the defendants are responsible for the Company’s failure to disclose the financial condition of Orianna Health Systems, the alleged non-disclosures that are also the subject of the Securities Class Action described above.  The defendants in the action are the three individual defendants named in the Securities Class Action (Messrs. Pickett, Booth and Stephenson), as well as the Company’s non-management directors. The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile.  The parties have entered into a stipulation in which they agreed to stay the case, including any response by defendants, pending the entry of judgment or a voluntary dismissal with prejudice in the Securities Class Action.  The agreed-upon stipulation and order to stay the case were entered by the Court on October 25, 2018.  In addition, on January 30, 2019, Swan filed a derivative action in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company against certain current and former directors of the Company as well as certain officers, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Swan v. Pickett, et al., No. 24-C-19-000573. Swan alleges that the Swan Shareholder Demand was wrongfully refused.  On February 21, 2019, Bradley and Smith filed a derivative action in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company against certain current and former directors of the Company as well as certain officers, asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment.  Bradley and Smith v. Callen, et al., No. 24-c-19-000972.  Bradley and Smith allege that the Bradley/Smith Shareholder Demands were wrongly refused.  No response date for the defendants has yet come due.

Separately, four lawsuits have been filed by purported stockholders of MedEquities against MedEquities and its directors challenging the proposed merger between MedEquities and the Company.  Two of the lawsuits also name the Company as a defendant.

On February 21, 2019, a purported stockholder of MedEquities filed a lawsuit against MedEquities, members of the MedEquities board of directors, and the Company in the United States District Court for the District of Maryland.  Brekka v. MedEquities Realty Trust, Inc., et al., Case 1:19-cv-00535-JKB.  The complaint alleges, among other things, that MedEquities, members of the MedEquities’ Board, and the Company violated Section 14(a) of the Securities Exchange Act by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, the Registration Statement on Form S-4, as filed with the SEC on February 11, 2019 (the “Form S-4”), relating to the merger.  The complaint seeks, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.

On February 22, 2019, another purported stockholder of MedEquities filed a derivative and class action lawsuit against MedEquities, members of the MedEquities board of directors, and the Company in the Circuit Court for Baltimore City, Maryland.  Scarantino v. McRoberts et al., Case No.  24-c-19-001027.  The complaint alleges, among other things, breaches of fiduciary duties by the MedEquities’ board of directors in connection with its approval of the merger and the omission from the Form S-4 of certain information that is material to stockholders.  The complaint seeks, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.

On March 17, 2019, a purported stockholder of MedEquities filed a class action lawsuit against MedEquities and members of the MedEquities board of directors in the United States District Court for the Middle District of Tennessee.  Bushansky v. MedEquities Realty Trust, Inc., et al., Case 3:19-cv-00231.  The complaint alleges, among other things, that MedEquities and its directors violated Section 14(a) of the Securities Exchange Act by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, the Combined Proxy Statement and Form S-4, relating to the merger.  The complaint seeks, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.

On March 29, 2019, a purported stockholder of MedEquities filed a class action lawsuit against MedEquities and members of the MedEquities board of directors in the Circuit Court of Maryland, Baltimore City, Maryland alleging, among other things, that MedEquities and members of the MedEquities board of directors breached their fiduciary duties by: (i) failing to fulfill their fiduciary oversight function; (ii) authorizing the filing of a materially incomplete and misleading proxy statement/prospectus; and (iii) authorizing in the company’s Amended and Restated Bylaws the enactment of an exclusive venue designation whereby the Circuit Court for Baltimore City, Maryland is the sole and exclusive forum for certain litigation against the company, or if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division  (the “Exclusive Venue Bylaw”). Russell v. MedEquities Realty Trust, Inc., et al., Case No. C-03-CV-19-000721.  The complaint seeks, among other things, an injunction preventing the special meeting of MedEquities stockholders to vote on the transaction and, in the event the transaction is implemented, rescission of the transaction or damages, a declaration that the Exclusive Venue Bylaw is invalid, an injunction preventing the enforcement of the Exclusive Venue Bylaw, and attorneys’ fees and costs.

The Company believes that the claims asserted against it in these lawsuits are without merit and intend to vigorously defend against them.

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

Indemnities

In connection with certain facility transitions, we provided certain operators with indemnities.  As of March 31, 2019, our maximum funding commitment under these indemnities approximates $16.7 million.  Claims against these indemnities must occur within 18 months to 72 months of the transition date.  These indemnities were provided to these operators upon transition and would be utilized in the event that the prior operators do not perform under their transition agreements.  The Company does not expect to fund a material amount under these indemnity agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities and other capital improvements. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2019, are outlined in the table below (in thousands):

Total commitments	$595,164
Amounts funded to date (1)	(392,979)
Remaining commitments	$202,185

(1)	Includes finance costs.

NOTE 17 – EARNINGS PER SHARE/UNIT

The computation of basic earnings per share/unit (“EPS” or “EPU”) is computed by dividing net income available to common stockholders/Omega OP Unit holders by the weighted-average number of shares of common stock/Omega OP Units outstanding during the relevant period. Diluted EPS/EPU is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares/Omega OP Units plus the effect of dilutive common equivalent shares/units during the respective period. Dilutive common shares/Omega OP Units reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including restricted stock and profit interest units, performance restricted stock units and profit interest units and the assumed issuance of additional shares related to Omega OP Units held by outside investors. Dilutive Omega OP Units reflect the assumed issuance of additional Omega OP Units pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock.

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega		Omega OP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income	$72,182	$87,933	$72,182	$87,933
Less: net income attributable to noncontrolling interests	(2,480)	(3,713)	—	—

Net income available to common stockholders/Omega OP Unit holders	$69,702	$84,220	$72,182	$87,933
Denominator:
Denominator for basic earnings per share/unit	204,558	198,911	211,835	207,680
Effect of dilutive securities:
Common stock equivalents	1,688	136	1,688	136
Noncontrolling interest – Omega OP Units	7,277	8,769	—	—
Denominator for diluted earnings per share/unit	213,523	207,816	213,523	207,816

Earnings per share - basic:
Net income available to common stockholders/Omega OP Unit holders	$0.34	$0.42	$0.34	$0.42
Earnings per share/unit – diluted:
Net income	$0.34	$0.42	$0.34	$0.42

NOTE 18 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$40,028	$71,231
Restricted cash	1,372	7,868
Cash, cash equivalents and restricted cash at end of period	$41,400	$79,099

Supplemental information:
Interest paid during the period, net of amounts capitalized	$64,470	$71,249
Taxes paid during the period	$1,060	$913

Non cash investing activities
Non cash acquisition of real estate (See Note 2)	$(11,874)	$(880)
Non cash collection of mortgage principal	11,874	—
Non cash investment in other investments	(20,211)	(600)
Non cash proceeds from other investments	18,242	—
Non cash proceeds from direct financing lease	4,970	—
Initial non cash right of use asset - ground leases	5,593	—
Initial non cash lease liability - ground leases	(5,593)	—
Total	$3,001	$(1,480)

Non cash financing activities
Change in fair value of cash flow hedges	$(2,680)	$4,450
Remeasurement of debt denominated in a foreign currency	2,320	5,050
Total	$(360)	$9,500

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10‑K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)

the ability of any of Omega’s operators in bankruptcy to reject unexpired lease obligations, modify the terms of Omega’s mortgages and impede the ability of Omega to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;

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

Overview

Omega Healthcare Investors, Inc. (“Omega”) was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992.  All of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014.  Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega and Omega OP, collectively.

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”).  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs and, to a lesser extent, ALFs, independent living facilities and rehabilitation and acute care facilities. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the operators (we use the term “operators” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  Our other investment income derives from fixed and variable rate loans, which are either unsecured or secured by the collateral of the borrower.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of March 31, 2019, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the Omega OP Units.

Our portfolio of real estate investments at March 31, 2019, consisted of 910 healthcare facilities, located in 41 states and the U.K. and operated by 68 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $8.5 billion at March 31, 2019, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of: (i) 722 SNFs, (ii) 116 ALFs, (iii) 15 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 50 SNFs and three ALFs and (vi) three facilities that are closed/held for sale. At March 31, 2019, we also held other investments of approximately $474.1 million, consisting primarily of secured loans to third-party operators of our facilities and a $29.9 million investment in an unconsolidated joint venture.

As of March 31, 2019 and December 31, 2018, we do not have any material properties or operators with facilities that are not materially occupied.

Omega’s consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, (iii) all direct and indirect wholly owned subsidiaries of Omega and (iv) other entities in which Omega or Omega OP has a majority voting interest and control. All intercompany transactions and balances have been eliminated in consolidation, and Omega’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests. Omega OP’s consolidated financial statements include the accounts of (i) Omega OP, (ii) all direct and indirect wholly owned subsidiaries of Omega OP and (iii) other entities in which Omega OP has a majority voting interest and control.  Omega OP’s net earnings are reduced by the portion of net earnings attributable to the noncontrolling interest.  All intercompany transactions and balances have been eliminated in consolidation.

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

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect the Company’s net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. We test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules on a quarterly and annual basis. We review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. In 2019, we expect to pay dividends in excess of our taxable income.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for two of our active subsidiaries to be treated as TRSs. One of our TRSs is subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of March 31, 2019, our TRS that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.7 million. The loss carry-forward is fully reserved as of March 31, 2019, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards will be carried forward for no more than 20 years, subject to certain limitations.

For the three months ended March 31, 2019 and 2018, we recorded approximately $0.2 million and $0.1 million, respectively, of state and local income tax provisions.  For the three months ended March 31, 2019 and 2018, we recorded approximately $0.5 million and $0.4 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

Government Regulation and Reimbursement

The healthcare industry is heavily regulated. Our operators are subject to extensive and complex federal, state and local healthcare laws and regulations. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act, among others. The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Healthcare Reform.  A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). The Trump administration has brought several Congressional efforts to repeal and replace the Affordable Care Act.  We expect additional rules, regulations and judicial interpretations in response to legal and other constitutional challenges to be issued that may materially affect our operators’ financial condition and operations.  Even if the Healthcare Reform Law is not ultimately amended or repealed, the Trump administration could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the Trump administration that would impact the current implementation of the Healthcare Reform Law remains uncertain. Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended or repealed.

Reform Requirements for Long-Term Care Facilities.  On October 4, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule modifying the conditions of participation in Medicare and Medicaid for SNFs. CMS stated that the regulations, last updated in 1991, were “necessary to reflect the substantial advances that had been made over the past several years in the theory and practice of service delivery and safety” within long-term care. The extensive modifications require SNFs to implement new processes; make changes to current practices; and create new policies and procedures within a short timeframe to remain in compliance with their conditions for participation. Changes include provisions related to staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others. While many of the regulations became effective on November 28, 2016, some of the regulations became effective in Phase 2 on November 28, 2017, with others becoming effective in Phase 3, beginning on November 28, 2019. CMS initially delayed for eighteen months the imposition of any fines for failure to implement Phase 2 of the new “Requirements of Participation” implemented in November 2017. However, CMS advised in March 2019 that the moratorium on financial penalties will expire in May 2019, as previously indicated.  CMS estimated the average cost for a SNF to implement the 2016 regulations to be $62,900 the first year and $55,000 each year thereafter.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. While the federal government committed to paying the entire cost for Medicaid coverage for newly eligible beneficiaries from 2014 through 2016, the federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years. Although the Supreme Court ruled on June 28, 2012 that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs, as of March 31, 2019, thirty-seven (37) states including the District of Columbia have expanded Medicaid eligibility with additional states continuing to consider expansion.

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

Furthermore, the Bipartisan Budget Act of 2018 permanently repealed the therapy caps that applied to Medicare Part B therapy services provided as of January 1, 2018.  The former cap amounts were retained as a threshold above which claims must include confirmation that services are medically necessary as justified by appropriate documentation in the medical record.  The industry estimates that these changes may potentially (i) result in the restoration of Medicare Part B SNF revenues that would have declined had the therapy caps remained in place and (ii) permit continued medically necessary services to maintain beneficiary quality of care levels. However, these changes reduced the reimbursement rate for Medicare Part B therapy services performed by therapy assistants to 85% of the physician fee schedule beginning January 1, 2022.

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

In August 2016, CMS announced a modification to the Five Star Quality Rating System through the introduction of new quality measures based primarily on Medicare claims data submitted by hospitals, including: (1) percentage of short-stay residents who were successfully discharged to the community; (2) percentage of short-stay residents who have had an outpatient emergency department visit; (3) percentage of short-stay residents who were re-hospitalized after a nursing home admission; (4) percentage of short-stay residents who made improvements in function; and (5) percentage of long-stay residents whose ability to move independently worsened. These ratings were incorporated into the nursing home rating system in July 2016 and were phased in through January 2017.  In March 2019, CMS announced additional updates to the Nursing Home Care website and the Five Star Quality Rating System beginning in April 2019.  These changes include revisions to the inspection process, enhancement of new staffing information, and implementation of new quality measures.  Additional revisions include a lifting of the ‘freeze’ on the health inspection ratings instituted in February 2018. CMS has previously ‘frozen’ the health inspection star ratings category after implementing a new survey process for long-term care facilities.

CMS is also setting higher thresholds and evidence-based standards for nursing homes’ staffing levels.  Currently, facilities that report seven or more days in a quarter with no registered nurse onsite are automatically assigned a one-star staffing rating. In April 2019, the threshold for the number of days without a registered nurse onsite in a quarter that triggers an automatic downgrade to one-star will be reduced from seven days to four days.  It is possible that these rating changes or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

Office of the Inspector General Activities.  Beginning June 15, 2017, the Office of Inspector General (“OIG”) began updating its Work Plan website monthly in order to enhance transparency around the OIG’s continuous work planning efforts.  The OIG reported in its January 2018 update that it would review the quality of care provided to Medicare beneficiaries, including elders and disabled persons, who are being treated at inpatient and outpatient medical facilities for conditions that may be the result of abuse or neglect. The OIG referenced prior reviews which indicated problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes, and skilled nursing facilities.  The OIG additionally included a review of the staffing levels reported by SNFs as part of its August 2018 and February 2019 updates, as well as a review of involuntary transfers and discharges from nursing homes in its November 2018 updates.  The OIG is continuing to review whether ambulance services paid by Medicare Part B were appropriately subject to Part A SNF consolidated billing requirements.

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

Medicare and Medicaid Program Audits.  Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the HHS-OIG and HHS-OCR, CMS and state Medicaid programs, may conduct audits of our operators’ billing practices.  Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, to managed Medicare plans and in the Medicaid program.  CMS also employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. Should any of our operators be found out of compliance with any of these laws, regulations or programs, our business, financial position and results of operations could be negatively impacted.

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

Several of our operators have responded to subpoenas and other requests for information regarding their operations in connection with inquiries by the Department of Justice or other regulatory agencies.

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and

Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights (“OCR”).  Additionally, in a final rule issued in January 2013, HHS modified the standard for determining whether a breach has occurred by creating a presumption that any non-permitted acquisition, access, use or disclosure of protected health information is a breach unless the covered entity or business associate can demonstrate through a risk assessment that there is a low probability that the information has been compromised.  The OCR received $28.7 million from enforcement actions in 2018, surpassing the previous record of $23.5 million from 2016 by 22 percent.

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

General and Professional Liability.  Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits challenging the validity of arbitration agreements in long term care settings. As set forth in the recent conditions of participation final rule issued on October 4, 2016, CMS prohibited pre-dispute arbitration agreements between SNFs and residents effective November 28, 2016, thereby increasing potential liabilities for SNFs and long-term care providers.  Subsequently, the authority of CMS to restrict the rights of these parties to arbitrate was challenged by litigation in various jurisdictions, and enforcement by CMS was suspended on November 7, 2016 following the issuance of a preliminary injunction by the U.S. District Court for the Northern District of Mississippi.  In a reversal from its previous position, CMS issued a proposed rule on June 5, 2017 that would lift the ban on pre-dispute arbitration agreements in the long-term care setting.

A final version of the rule, which included heightened requirements regarding the transparency of arbitration agreements, was sent to the Office of Management and Budget on January 30, 2019 for approval.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10‑K for the year ended December 31, 2018. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2018 Annual Report on Form 10‑K for the year ended December 31, 2018, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There have been no changes to our critical accounting policies or estimates since December 31, 2018, except for the changes that resulted from the adoption of the new lease accounting standard on January 1, 2019, as discussed in detail in Note 1 – Basis of Presentation and Significant Accounting Policies, section “Accounting Pronouncements Adopted in 2019” of these unaudited consolidated financial statements under Part 1, Item 1 of this report and the accompanying discussion of the new lease accounting guidance below.    See also Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10‑K for the year ended December 31, 2018.

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). In 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Leases (Topic 842): Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These standards are collectively referred to herein as Topic 842 and set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. Topic 842 was adopted by us on January 1, 2019 using the modified retrospective method. Upon adoption, we applied the package of practical expedients that allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method, which allowed us to initially apply Topic 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of equity in the period of adoption, although we did not have an adjustment. Additionally, our leases met the criteria in Topic 842 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.  We have elected to exclude sales and other similar taxes from the measurement of lease revenue and expense and we have excluded those costs paid directly by lessees to third parties.

Upon adoption, we recorded total initial non-cash right of use assets and lease liabilities of approximately $11.1 million.  We also began recording variable lease payments as rental income and real estate tax expense for those facilities’ property taxes that we pay directly and are reimbursed by our operators.  For the three months ended March 31, 2019, we recorded $3.8 million of rental income and $3.8 million of real estate tax expense in our Consolidated Statement of Operations.  We also began recording rental income and ground lease expense for those assets we lease and are reimbursed by our operators and/or are paid for directly by our operators.  For the three months ended March 31, 2019, we recorded $0.2 million of rental income and $0.2 million of ground lease expense in our Consolidated Statement of Operations.

As a lessor, rental income from operating leases is generally recognized on a straight-line basis over the lease term when we have determined that the collectibility of substantially all of the lease payments is probable. If we determine that it is not probable that substantially all of the lease payments will be collected, we account for the revenue under the lease on a cash basis. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection potentially resulting in increased volatility of rental revenue.

In addition, provisions for operating lease losses are recognized as a direct reduction to rental income.  Provisions for operating lease losses prior to January 1, 2019 were recorded in provision for uncollectible accounts on our Consolidated Statements of Operations and were not reclassified to conform to the current period presentation.  See Note 1 – Basis of Presentation and Significant Accounting Policies, section “Accounting Pronouncements Adopted in 2019” of these unaudited consolidated financial statements under Part 1, Item 1 of this report for additional disclosures.

Recent Accounting Pronouncements - Pending Adoption

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016‑13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016‑13 is effective for annual and interim periods beginning after December 15, 2019.  ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842.  We currently expect to adopt the standard using the modified retrospective approach.  We continue to evaluate the impact of adopting ASU 2016‑13 on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2019 and 2018

Operating Revenues

Our operating revenues for the three months ended March 31, 2019 totaled $223.7 million, an increase of $3.5 million over the same period in 2018.  The $3.5 million increase was primarily the result of (i) a $3.4 million increase in other investment income and a $1.6 million increase in mortgage income primarily related to new loans or notes and additional funding to existing operators made throughout 2018 and 2019.  These increases were partially offset by (i) a $1.8 million decrease in rental income resulting from facility sales, placing operators on a cash basis and a lease termination, offset by additional revenue from facility acquisitions, facility transitions and lease amendments in 2018 and 2019, and $3.8 million of property tax revenue resulting from the adoption of ASU 2016‑02 on January 1, 2019 and (ii) a $0.4 million decrease in the direct financing lease income related to a facility sale in the second quarter of 2018.

Operating Expenses

Operating expenses for the three months ended March 31, 2019, totaled $101.5 million, an increase of approximately $2.0 million over the same period in 2018.  The $2.0 million increase was primarily due to: (i) a $7.7 million increase in impairment loss on direct financing leases due to lower than expected accounts receivable collections by the Orianna Health Systems (“Orianna”) bankruptcy trustee, (ii) a $3.8 million increase related to real estate tax expense resulting from the adoption of ASU 2016‑02 on January 1, 2019, (iii) a $2.9 million increase in acquisition costs related to a pending acquisition and (iv) a $0.5 million increase in depreciation expense.  These increases were partially offset by (i) a $7.8 million decrease in provisions for uncollectible accounts and (ii) a $4.9 million decrease in impairments on real estate properties.

Other Income (Expense)

For the three months ended March 31, 2019, total other expenses were $50.0 million, an increase of approximately $0.4 million over the same period in 2018.  The increase was primarily due to $0.2 million change in interest income and other – net primarily related to the change in the fair value of warrants to acquire shares of another public company.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”) for the three months ended March 31, 2019 was $144.1 million compared to $147.4 million for the same period in 2018.

We calculate and report Nareit FFO in accordance with the definition of Funds from Operations and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“Nareit”), and, consequently, Nareit FFO is defined as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures and changes in the fair value of warrants.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.  We believe that Nareit FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. Nareit FFO was designed by the real estate industry to address this issue.  Nareit FFO herein is not necessarily comparable to Nareit FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

The following table presents our Nareit FFO results for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	2019	2018
	(in thousands)
Net income	$72,182	$87,933
Deduct gain from real estate dispositions	(3)	(17,500)
	72,179	70,433
Elimination of non-cash items included in net income:
Depreciation and amortization	70,852	70,361
Depreciation – unconsolidated joint venture	1,372	1,657
Add back impairments on real estate properties	—	4,914
Add back impairments on real estate properties - unconsolidated joint venture	—	608
Deduct unrealized gain on warrants	(284)	(581)
Nareit FFO (a)	$144,119	$147,392

(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

On January 2, 2019, Omega and Omega OP entered into an Agreement and Plan of Merger, as amended by the First Amendment to the Agreement and Plan of Merger, dated March 26, 2019, (the “Merger Agreement”) with MedEquities Realty Trust, Inc. (“MedEquities”) and its subsidiary operating partnership and the general partner of its subsidiary operating partnership.  Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Omega will acquire MedEquities and MedEquities will be merged with and into Omega (the “Merger”) at the effective time of the Merger with Omega continuing as the surviving company. At the effective time, each outstanding share of MedEquities common stock will be converted into the right to receive (i) 0.235 of a share of Omega common stock, plus cash in lieu of fractional shares, and (ii) $2.00 in cash, without interest, subject to adjustments as set forth in the Merger Agreement under certain limited circumstances.  As of March 31, 2019, the total consideration expected to be exchanged in the merger, including the assumption of debt, is approximately $600 million.  The Merger Agreement also provides that MedEquities will declare a special dividend of $0.21 per share of MedEquities common stock (the “Pre-Closing Dividend”) payable to the holders of record of MedEquities common stock as of the trading day immediately prior to the closing date of the Merger, which dividend will be payable following the effective time of the Merger together with the cash consideration under the Merger Agreement.

In March 2019, we acquired one SNF located in Ohio with 99 beds via a deed-in-lieu of foreclosure from a mortgagee. The fair value of the SNF approximated the $11.9 million carrying value of the mortgage.  We simultaneously leased the facility to an existing operator with an initial annual cash yield of 12%.  We recorded approximately $11.9 million of real estate investment consisting of land ($1.1 million), building ($10.1 million) and furniture and fixtures ($0.7 million).

In February 2019, we entered into a joint venture to construct a 100,000 square foot medical office building in Lakeway, Texas with an estimated initial construction budget of approximately $36 million.  The Company owns 90% of the venture with the remaining 10% owned by outside investors.  During the first quarter of 2019, this consolidated joint venture acquired a parcel of land for approximately $3.6 million.

As of March 31, 2019, we have two facilities, totaling $0.6 million classified as assets held for sale. We expect to sell these facilities over the next twelve months.

Asset Sales, Contractual Receivables and Other Receivables and Lease Inducements and Other

Asset Sales

During the first quarter of 2019, we sold one facility which was previously held for sale at December 31, 2018 for approximately $0.4 million in net cash proceeds recognizing a net gain of approximately $3,000.

Contractual Receivables and Other Receivables and Lease Inducements

As of March 31, 2019, we have approximately $33.3 million of contractual receivables outstanding. Of the $33.3 million of contractual receivables outstanding, approximately $19.4 million relates to Agemo Holdings LLC (“Agemo” an entity formed in May 2018 to silo the leases and loans formerly held by Signature Healthcare) and Daybreak Venture LLC (“Daybreak”). Daybreak is on a cash basis of accounting for purposes of revenue recognition, see additional discussion below. In addition to the contractual receivables, we have approximately $47.2 million of straight-line rent receivables and/or lease inducements associated with these operators as of March 31, 2019. For the three months ended March 31, 2019 and 2018, we recorded approximately $20.2 million and $19.4 million of rental income, respectively, and $1.0 million and $0.7 million, respectively, of other investment income from these operators.

Other

In March 2018, Orianna commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  As of December 31, 2018, we had 15 SNFs subject to a direct financing lease with Orianna with a carrying value of approximately $120.5 million, net of an allowance of $103.2 million.

On January 11, 2019, pursuant to a Bankruptcy Court order, affiliates of Orianna purchased the remaining 15 SNFs for $176 million of consideration, comprised of $146 million in cash received by Orianna and a $30.0 million seller note held by the Company.  The $30.0 million note bears interest at 6% per annum and matures on January 11, 2026.  Interest on the unpaid principal balance is due quarterly in arrears. Commencing on January 11, 2022, quarterly principal payments are due based on a 15-year amortization schedule on the then outstanding principal balance of the loan.  On the same date, Orianna repaid the debtor-in-possession (“DIP”) financing, including all related interest.

On January 16, 2019, the Bankruptcy Court confirmed Orianna’s plan, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio.  In January 2019, we reclassified our net investment in direct financing lease of $115.8 million from the Trust to other assets on our Consolidated Balance Sheet.  For the period from January 16, 2019 through March 31, 2019, we received approximately $87 million from the Trust as a partial liquidation.

In March 2019, we received updated information from the Trust indicating diminished collectability of the accounts receivable owed to us.  As a result, we recorded an additional $7.7 million allowance, reducing our remaining receivable from the Trust to approximately $21.1 million as of March 31, 2019.  As of March 31, 2019, the Trust was comprised of $26.4 million of cash and accounts receivable, net of an estimated allowance, of $6.0 million.  We expect that the aggregate of such amounts will be used to pay estimated costs of $11.3 million to other creditors and to wind down the Trust, with the remainder paid to us.  The amount payable to us is contingent upon the collection of the accounts receivable balances and the estimated costs to wind down the Trust. These amounts are estimated and remain subject to change. Such changes could be different than the currently estimated amounts and such differences could have a material impact on our financial statements.

During the third quarter of 2017, we placed Daybreak on a cash basis for revenue recognition as a result of nonpayment of funds owed to us. During the fourth quarter of 2017, we executed a Settlement and Forbearance Agreement with Daybreak which permitted Daybreak to defer payments up to 23% of their contractual rent for the remainder of 2017, subject to certain conditions.  During the fourth quarter of 2018, Daybreak fell behind on rent by approximately two months and, accordingly, was no longer in compliance with the 2017 Settlement and Forbearance Agreement as a result of not paying the full contractual amounts due.

On January 30, 2019, we entered into a Second Amendment to Settlement and Forbearance Agreement under which we agreed to defer approximately $4.2 million of rent in the fourth quarter of 2018 and approximately $2.5 million (or approximately one month’s rent) in each of the first two quarters of 2019.  We believe these rent deferrals position Daybreak to continue to embark on certain operational improvements and to provide Daybreak time to receive the benefits of increased participation in the state of Texas quality incentive payment program (“QIPP”), which would provide SNF operators enhanced reimbursement.

The Company continues to closely monitor the performance of all of its operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At March 31, 2019, we had total assets of $8.5 billion, total equity of $3.8 billion and debt of $4.5 billion, representing approximately 54.0% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of March 31, 2019 and December 31, 2018, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

$500 Million Equity Shelf Program

For the three months ended March 31, 2019, we issued 2.2 million shares of our common stock at an average price of $34.46 per share, net of issuance costs, generating net proceeds of $76.5 million.  For the three months ended March 31, 2018, no shares of our common stock were issued under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended March 31, 2019 and 2018, we issued approximately 0.9 million and 0.2 million, respectively, shares of our common stock at an average price of $36.19 and $25.87, respectively, per share through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $32.3 million and $4.9 million, respectively.

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

For the three months ended March 31, 2019, we paid dividends of approximately $136.6 million, to our common stockholders.  On February 15, 2019, we paid dividends of $0.66 per outstanding common share to common stockholders of record as of January 31, 2019.  For the three months ended March 31, 2019, Omega OP paid distributions of approximately $7.0 million to holders of Omega OP Units other than Omega.  The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

Cash, cash equivalents and restricted cash totaled $41.4 million as of March 31, 2019, an increase of $29.7 million as compared to the balance at December 31, 2018. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $110.1 million of net cash flow for the three months ended March 31, 2019, as compared to $52.9 million for the same period in 2018, an increase of $57.2 million which is primarily due to the reduction of contractual receivables, a reduction in lease inducements provided to our operators and the timing of interest payments.

Investing Activities – Net cash flow from investing activities was an inflow of $72.1 million for the three months ended March 31, 2019, as compared to an outflow of $1.4 million for the same period in 2018.  The $73.6 million change in cash flow from investing activities related primarily to (i) a $86.7 million increase in proceeds from sale of direct financing lease assets, (ii) a $70.3 million change in other investments – net and (iii) a $23.8 million decrease in real estate acquisitions.  Offsetting these changes were: (i) a $74.4 million decrease in proceeds from sale of real estate investments, (ii) a $22.8 million change in mortgages – net and (iii) a $9.0 million increase in investments in construction in progress in 2019, as compared to the same period in 2018.

Financing Activities – Net cash flow from financing activities was an outflow of $152.6 million for the three months ended March 31, 2019, as compared to an outflow of $69.5 million for the same period in 2018.  The $83.1 million change in cash from financing activities was primarily related to (i) a $183.0 million net change in our credit facility borrowings and (ii) a $5.2 million increase in dividends paid, offset by (1) a $76.6 million increase in cash proceeds from the issuance of common stock in 2019, as compared to the same period in 2018 and (ii) a $27.4 million increase in net proceeds from our dividend reinvestment plan in 2019, as compared to the same period in 2018.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2019, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 4 – Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10‑Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega and Omega OP (for purposes of this Item 4, the “Companies”) as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of March 31, 2019.

Internal Control Over Financial Reporting

There were no changes in the Companies’ internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the period covered by this report identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 16 – Contingencies, Indemnities and Commitments in the Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2019, Omega issued an aggregate of 1,445,605 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Item 6–Exhibits

Exhibit No.
2.1

Agreement and Plan of Merger, dated as of January 2, 2019, by and among MedEquities Realty Trust, Inc., MedEquities OP GP, LLC, MedEquities Realty Operating Partnership, LP, Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership together with First Amendment thereto dated March 26, 2019 (Incorporated by reference to Annex A of Amendment No.1 to Form S-4 (file No. 333-229594) filed March 29, 2019).  (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules have been omitted and Omega Healthcare Investors, Inc. agrees to furnish supplementally a copy of any such omitted schedules to the SEC upon request).

10.1

First Amendment to Credit Agreement, dated as of February 1, 2019, regarding the Credit Agreement dated as of May 25, 2017, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership, as guarantor, the lenders named therein and Bank of America, N.A., as administrative agent (Incorporated by reference to Form 8-K filed February 6, 2019).

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of February 1, 2019, regarding the Amended and Restated Credit Agreement, dated as of May 25, 2017, by and among Omega Healthcare Investors, Inc., OHI Properties Limited Partnership, as guarantor, the lenders named therein and MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as administrative agent (Incorporated by reference to Form 8-K filed February 6, 2019).

10.3

First Amendment to Credit Agreement, dated as of February 1, 2019, regarding the Credit Agreement, dated as of May 25, 2017, by and among OHI Healthcare Properties Limited Partnership, the lenders named therein and Bank of America, N.A., as administrative agent (Incorporated by reference to Form 8-K filed February 6, 2019).

10.8A	Form of Time-Based Restricted Stock Units Agreement (Incorporated by reference to Form 10-K filed February 26, 2019).
10.8B	Form of Time-Based Profits Interest Units Agreement (Incorporated by reference to Form 10-K filed February 26, 2019).
10.8C	Form of TSR-Based Restricted Stock Units Agreement (Incorporated by reference to Form 10-K filed February 26, 2019).
10.8D	Form of TSR-Based Profits Interest Units Agreement (Incorporated by reference to Form 10-K filed February 26, 2019).
10.8E	Form of TSR-Based Performance Restricted Stock Units Agreement (Incorporated by reference to Form 10-K filed February 26, 2019).
10.8F	Form of TSR-Based Performance Profits Interest Units Agreement (Incorporated by reference to Form 10-K filed February 26, 2019).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*

32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: May 9, 2019	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: : May 9, 2019	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date: : May 9, 2019	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: : May 9, 2019	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer