Form 10-Q
period 2019-06-30
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2019-08-08
CIK 888491, 1639315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Omega Healthcare Investors, Inc. Yes  No ◻	OHI Healthcare Properties Limited Partnership Yes  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Omega Healthcare Investors, Inc. Yes  No ◻	OHI Healthcare Properties Limited Partnership Yes  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Omega Healthcare Investors, Inc.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻	Emerging growth company ◻

OHI Healthcare Properties Limited Partnership

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Omega Healthcare Investors, Inc. ☐	OHI Healthcare Properties Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Omega Healthcare Investors, Inc. Yes ☐	No ⌧	OHI Healthcare Properties Limited Partnership Yes ☐	No ⌧

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of August 2, 2019

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	216,553,668

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” means Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” means OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP.

Parent directly owned approximately 97% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at June 30, 2019. Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement. The management of Parent consists of the same members as the management of Omega OP.

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

We believe combining the quarterly reports on Form 10-Q of Omega and Omega OP into this single report results in the following benefits:

●	combined reports better reflect how management and the analyst community view the business as a single operating unit;
●	combined reports enhance investors’ understanding of Omega and Omega OP by enabling them to view the business as a whole and in the same manner as management;
●	combined reports are more efficient for Omega and Omega OP and result in savings in time, effort and expense; and
●	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

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

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$8,373,540	$7,746,410
Less accumulated depreciation	(1,689,438)	(1,562,619)
Real estate investments – net	6,684,102	6,183,791
Investments in direct financing leases – net	11,709	132,262
Mortgage notes receivable – net	774,327	710,858
	7,470,138	7,026,911
Other investments	367,233	504,626
Investments in unconsolidated joint ventures	102,838	31,045
Assets held for sale – net	4,606	989
Total investments	7,944,815	7,563,571

Cash and cash equivalents	32,766	10,300
Restricted cash	1,372	1,371
Contractual receivables – net	25,903	33,826
Other receivables and lease inducements	342,030	313,551
Goodwill	643,875	643,950
Other assets	107,659	24,308
Total assets	$9,098,420	$8,590,877

LIABILITIES AND EQUITY
Revolving line of credit	$500,000	$313,000
Term loans – net	898,604	898,726
Secured borrowing	2,275	—
Senior notes and other unsecured borrowings – net	3,331,905	3,328,896
Accrued expenses and other liabilities	300,303	272,172
Deferred income taxes	12,827	13,599
Total liabilities	5,045,914	4,826,393

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 216,089 shares as of June 30, 2019 and 202,346 as of December 31, 2018	21,608	20,235
Common stock – additional paid-in capital	5,580,042	5,074,544
Cumulative net earnings	2,265,156	2,130,511
Cumulative dividends paid	(4,013,116)	(3,739,197)
Accumulated other comprehensive loss	(50,719)	(41,652)
Total stockholders’ equity	3,802,971	3,444,441
Noncontrolling interest	249,535	320,043
Total equity	4,052,506	3,764,484
Total liabilities and equity	$9,098,420	$8,590,877

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Rental income	$194,817	$192,850	$386,994	$386,799
Income from direct financing leases	259	497	519	1,110
Mortgage interest income	18,832	16,834	36,966	33,413
Other investment income	11,133	9,097	23,047	17,624
Miscellaneous income	238	603	1,441	1,134
Total operating revenues	225,279	219,881	448,967	440,080

Expenses
Depreciation and amortization	73,637	69,609	144,489	139,970
General and administrative	13,875	15,237	30,008	31,712
Real estate taxes	4,030	—	7,912	—
Acquisition costs	1,236	—	4,185	—
Impairment (recovery) on real estate properties	5,709	(1,097)	5,709	3,817
Impairment on direct financing leases	—	—	7,700	—
Provision for uncollectible accounts	—	564	—	8,378
Total operating expenses	98,487	84,313	200,003	183,877

Other operating (loss) income
(Loss) gain on assets sold – net	(267)	(2,891)	(264)	14,609
Operating income	126,525	132,677	248,700	270,812

Other income (expense)
Interest income and other – net	(191)	1,125	146	1,710
Interest expense	(48,380)	(48,082)	(96,480)	(96,093)
Interest – amortization of deferred financing costs	(2,238)	(2,242)	(4,476)	(4,485)
Realized loss on foreign exchange	(195)	(66)	(169)	(7)
Total other expense	(51,004)	(49,265)	(100,979)	(98,875)

Income from continuing operations	75,521	83,412	147,721	171,937
Income tax expense	(793)	(838)	(1,468)	(1,381)
Income (loss) from unconsolidated joint ventures	943	(588)	1,600	(637)
Net income	75,671	81,986	147,853	169,919
Net income attributable to noncontrolling interest	(2,530)	(3,450)	(5,010)	(7,163)
Net income available to common stockholders	$73,141	$78,536	$142,843	$162,756

Earnings per common share/unit available to common stockholders:
Basic:
Net income available to common stockholders	$0.35	$0.39	$0.69	$0.82
Diluted:
Net income	$0.34	$0.39	$0.68	$0.82

Weighted-average shares outstanding, basic	211,569	199,497	208,064	199,204
Weighted-average shares outstanding, diluted	220,479	208,460	217,002	208,139

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$75,671	$81,986	$147,853	$169,919
Other comprehensive (loss) income:
Foreign currency translation	(5,766)	(16,153)	(1,291)	(6,284)
Cash flow hedges	(5,384)	1,788	(8,087)	6,276
Total other comprehensive loss	(11,150)	(14,365)	(9,378)	(8)
Comprehensive income	64,521	67,621	138,475	169,911
Comprehensive income attributable to noncontrolling interest	(2,158)	(2,843)	(4,699)	(7,162)
Comprehensive income attributable to common stockholders	$62,363	$64,778	$133,776	$162,749

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Loss	Equity	Interest	Equity
Balance at December 31, 2018 (202,346 common shares & 8,714 Omega OP Units)	$20,235	$5,074,544	$2,130,511	$(3,739,197)	$(41,652)	$3,444,441	$320,043	$3,764,484
Stock-based compensation expense	—	4,070	—	—	—	4,070	—	4,070
Vesting/exercising of equity compensation plan, net of tax withholdings (87 shares)	9	(2,288)	—	—	—	(2,279)	—	(2,279)
Dividend reinvestment and stock purchase plan (892 shares at an average of $36.19 per share)	89	32,196	—	—	—	32,285	—	32,285
Deferred compensation directors (9 shares at $33.95 per share)	—	53	—	—	—	53	—	53
Equity Shelf Program (2,221 shares at $34.46 per share, net of issuance costs)	222	76,325	—	—	—	76,547	—	76,547
Vesting/exercising of Omega OP Units (9 units)	—	(298)	—	—	—	(298)	298	—
Common dividends declared ($0.66 per share)	—	—	—	(136,687)	—	(136,687)	—	(136,687)
Conversion and redemption of Omega OP Units to common stock (1,446 shares at $38.92 per share)	145	56,112	—	—	—	56,257	(56,257)	—
Omega OP Units distributions	—	—	—	—	—	—	(7,013)	(7,013)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Comprehensive income:
Foreign currency translation	—	—	—	—	4,321	4,321	154	4,475
Cash flow hedges	—	—	—	—	(2,610)	(2,610)	(93)	(2,703)
Net income	—	—	69,702	—	—	69,702	2,480	72,182
Total comprehensive income								73,954
Balance at March 31, 2019 (207,001 shares & 7,277 Omega OP Units)	20,700	5,240,714	2,200,213	(3,875,884)	(39,941)	3,545,802	259,840	3,805,642
Cumulative effect of accounting change			(8,198)			(8,198)	(292)	(8,490)
Balance at April 1, 2019 (207,001 common shares & 7,277 Omega OP Units)	20,700	5,240,714	2,192,015	(3,875,884)	(39,941)	3,537,604	259,548	3,797,152
Grant of restricted stock to company directors (18 shares at $36.25 per share)	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	4,040	—	—	—	4,040	—	4,040
Vesting/exercising of equity compensation plan, net of tax withholdings (21 shares)	2	(680)	—	—	—	(678)	—	(678)
Dividend reinvestment and stock purchase plan (589 shares at an average of $37.02 per share)	59	21,759	—	—	—	21,818	—	21,818
Deferred compensation directors	—	55	—	—	—	55	—	55
Equity Shelf Program (733 shares at $35.90 per share, net of issuance costs)	73	26,249	—	—	—	26,322	—	26,322
Issuance of common stock - merger related (7,476 shares, net of tax withholding)	748	280,880				281,628	—	281,628
Vesting/exercising of Omega OP Units (54 units)	—	(2,102)	—	—	—	(2,102)	2,102	—
Common dividends declared ($0.66 per share)	—	—	—	(137,232)	—	(137,232)	—	(137,232)
Conversion and redemption of Omega OP Units to common stock (251 shares at $36.37 per share)	24	9,129	—	—	—	9,153	(9,153)	—
Omega OP Units distributions	—	—	—	—	—	—	(5,120)	(5,120)
Comprehensive income:
Foreign currency translation	—	—	—	—	(5,573)	(5,573)	(193)	(5,766)
Cash flow hedges	—	—	—	—	(5,205)	(5,205)	(179)	(5,384)
Net income	—	—	73,141	—	—	73,141	2,530	75,671
Total comprehensive income								64,521
Balance at June 30, 2019 (216,089 shares & 7,080 Omega OP Units)	$21,608	$5,580,042	$2,265,156	$(4,013,116)	$(50,719)	$3,802,971	$249,535	$4,052,506

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Loss	Equity	Interest	Equity
Balance at December 31, 2017 (198,309 common shares & 8,772 Omega OP Units)	$19,831	$4,936,302	$1,839,356	$(3,210,248)	$(30,150)	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change	—	—	9,577	—	—	9,577	423	10,000
Balance at January 1, 2018 (198,309 common shares & 8,772 Omega OP Units)	19,831	4,936,302	1,848,933	(3,210,248)	(30,150)	3,564,668	333,590	3,898,258
Stock-based compensation expense	—	4,056	—	—	—	4,056	—	4,056
Vesting/exercising of equity compensation plan, net of tax withholdings (89 shares)	9	(1,663)	—	—	—	(1,654)	—	(1,654)
Dividend reinvestment and stock purchase plan (189 shares at an average of $25.87 per share)	19	4,867	—	—	—	4,886	—	4,886
Deferred compensation directors (8 shares at $27.43 per share)	—	67	—	—	—	67	—	67
Equity Shelf Program	—	(29)	—	—	—	(29)	—	(29)
Common dividends declared ($0.66 per share)	—	—	—	(131,517)	—	(131,517)	—	(131,517)
Redemption of Omega OP Units (3 units at $27.06 per share)	—	—	—	—	—	—	(72)	(72)
Omega OP Units distributions	—	—	—	—	—	—	(5,885)	(5,885)
Comprehensive income:
Foreign currency translation	—	—	—	—	9,452	9,452	417	9,869
Cash flow hedges	—	—	—	—	4,299	4,299	189	4,488
Net income	—	—	84,220	—	—	84,220	3,713	87,933
Total comprehensive income								102,290
Balance at March 31, 2018 (198,595 shares & 8,769 Omega OP Units)	19,859	4,943,600	1,933,153	(3,341,765)	(16,399)	3,538,448	331,952	3,870,400
Grant of restricted stock to company directors (38 shares at $30.36 per share)	4	(4)	—	—	—	—	—	—
Stock-based compensation expense	—	4,089	—	—	—	4,089	—	4,089
Dividend reinvestment and stock purchase plan (759 shares at an average of $29.22 per share)	76	22,088	—	—	—	22,164	—	22,164
Deferred compensation directors (27 shares at $31.33 per share)	3	67	—	—	—	70	—	70
Equity Shelf Program (912 shares at $30.19 per share, net of issuance costs)	91	27,447	—	—	—	27,538	—	27,538
Common dividends declared ($0.66 per share)	—	—	—	(131,641)	—	(131,641)	—	(131,641)
Conversion and redemption of Omega OP Units to common stock (1 share at $31.26 per share)	—	42	—	—	—	42	(42)	—
Redemption of Omega OP Units (2 units at $28.91 per share)	—	—	—	—	—	—	(46)	(46)
Omega OP Units distributions	—	—	—	—	—	—	(5,880)	(5,880)
Comprehensive income:
Foreign currency translation	—	—	—	—	(15,471)	(15,471)	(682)	(16,153)
Cash flow hedges	—	—	—	—	1,713	1,713	75	1,788
Net income	—	—	78,536	—	—	78,536	3,450	81,986
Total comprehensive income								67,621
Balance at June 30, 2018 (200,332 shares & 8,766 Omega OP Units)	$20,033	$4,997,329	$2,011,689	$(3,473,406)	$(30,157)	$3,525,488	$328,827	$3,854,315

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$147,853	$169,919
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,489	139,970
Impairment on real estate properties	7,561	8,992
Impairment on direct financing leases	7,700	—
Provision for uncollectible accounts	—	8,378
Provision for rental income	7,959	—
Interest - amortization of deferred financing costs	4,476	4,485
Accretion of direct financing leases	9	67
Stock-based compensation expense	8,598	8,145
Loss (gain) on assets sold – net	264	(14,609)
Amortization of acquired in-place leases – net	(3,386)	(5,277)
Effective yield receivable on mortgage notes	(343)	(710)
Interest paid-in-kind	(3,203)	(3,493)
Change in operating assets and liabilities – net:
Contractual receivables	1,588	1,563
Straight-line rent receivables	(24,082)	(30,746)
Lease inducements	(15,494)	(31,551)
Other operating assets and liabilities	(18,577)	(37,967)
Net cash provided by operating activities	265,412	217,166
Cash flows from investing activities
Acquisition of a business, net of cash acquired	(59,616)	—
Acquisition of real estate	(6,397)	(52,744)
Acquisition deposit	(24,532)	—
Net proceeds from sale of real estate investments	9,048	221,952
Investments in construction in progress	(75,026)	(63,313)
Proceeds from sale of direct financing lease and related trust	88,730	15,433
Placement of mortgage loans	(9,670)	(56,944)
Collection of mortgage principal	42,525	25,176
Distributions from unconsolidated joint ventures in excess of earnings	2,089	3,739
Capital improvements to real estate investments	(24,604)	(19,183)
Receipts from insurance proceeds	5,834	6,901
Investments in other investments	(13,729)	(192,962)
Proceeds from other investments	50,336	105,695
Net cash used in investing activities	(15,012)	(6,250)
Cash flows from financing activities
Proceeds from credit facility borrowings	681,000	549,000
Payments on credit facility borrowings	(779,100)	(619,000)
Receipts of other long-term borrowings	2,275	—
Payments of other long-term borrowings	—	(2,049)
Payments of financing related costs	—	(8)
Receipts from dividend reinvestment plan	54,103	27,050
Payments for exercised options and restricted stock	(3,195)	(1,654)
Net proceeds from issuance of common stock	102,869	27,509
Dividends paid	(273,811)	(263,021)
Noncontrolling members' contributions to consolidated joint venture	228	—
Redemption of Omega OP Units	—	(118)
Distributions to Omega OP Unit Holders	(12,133)	(11,765)
Net cash used in financing activities	(227,764)	(294,056)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(169)	(119)
Increase (decrease) in cash, cash equivalents and restricted cash	22,467	(83,259)
Cash, cash equivalents and restricted cash at beginning of period	11,671	96,808
Cash, cash equivalents and restricted cash at end of period	$34,138	$13,549

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$8,373,540	$7,746,410
Less accumulated depreciation	(1,689,438)	(1,562,619)
Real estate investments – net	6,684,102	6,183,791
Investments in direct financing leases – net	11,709	132,262
Mortgage notes receivable – net	774,327	710,858
	7,470,138	7,026,911
Other investments	367,233	504,626
Investments in unconsolidated joint ventures	102,838	31,045
Assets held for sale – net	4,606	989
Total investments	7,944,815	7,563,571

Cash and cash equivalents	32,766	10,300
Restricted cash	1,372	1,371
Contractual receivables – net	25,903	33,826
Other receivables and lease inducements	342,030	313,551
Goodwill	643,875	643,950
Other assets	107,659	24,308
Total assets	$9,098,420	$8,590,877

LIABILITIES AND OWNERS’ EQUITY
Term loan – net	$99,619	$99,553
Accrued expenses and other liabilities	237,858	211,277
Deferred income taxes	12,827	13,599
Intercompany loans payable	4,695,610	4,501,964
Total liabilities	5,045,914	4,826,393

Owners’ Equity:
General partners’ equity	3,802,971	3,444,441
Limited partners’ equity	249,307	320,043
Total owners’ equity	4,052,278	3,764,484
Noncontrolling interest	228	—
Total equity	4,052,506	3,764,484
Total liabilities and equity	$9,098,420	$8,590,877

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Rental income	$194,817	$192,850	$386,994	$386,799
Income from direct financing leases	259	497	519	1,110
Mortgage interest income	18,832	16,834	36,966	33,413
Other investment income	11,133	9,097	23,047	17,624
Miscellaneous income	238	603	1,441	1,134
Total operating revenues	225,279	219,881	448,967	440,080

Expenses
Depreciation and amortization	73,637	69,609	144,489	139,970
General and administrative	13,875	15,237	30,008	31,712
Real estate taxes	4,030	—	7,912	—
Acquisition costs	1,236	—	4,185	—
Impairment (recovery) on real estate properties	5,709	(1,097)	5,709	3,817
Impairment on direct financing leases	—	—	7,700	—
Provision for uncollectible accounts	—	564	—	8,378
Total operating expenses	98,487	84,313	200,003	183,877

Other operating (loss) income
(Loss) gain on assets sold – net	(267)	(2,891)	(264)	14,609
Operating income	126,525	132,677	248,700	270,812

Other income (expense)
Interest income and other – net	(191)	1,125	146	1,710
Interest expense	(48,380)	(48,082)	(96,480)	(96,093)
Interest – amortization of deferred financing costs	(2,238)	(2,242)	(4,476)	(4,485)
Realized loss on foreign exchange	(195)	(66)	(169)	(7)
Total other expense	(51,004)	(49,265)	(100,979)	(98,875)

Income from continuing operations	75,521	83,412	147,721	171,937
Income tax expense	(793)	(838)	(1,468)	(1,381)
Income (loss) from unconsolidated joint ventures	943	(588)	1,600	(637)
Net income	$75,671	$81,986	$147,853	$169,919

Earnings per unit:
Basic:
Net income	$0.35	$0.39	$0.69	$0.82
Diluted:
Net income	$0.34	$0.39	$0.68	$0.82

Weighted-average Omega OP Units outstanding, basic	218,887	208,263	215,362	207,972
Weighted-average Omega OP Units outstanding, diluted	220,479	208,460	217,002	208,139

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$75,671	$81,986	$147,853	$169,919
Other comprehensive (loss) income:
Foreign currency translation	(5,766)	(16,153)	(1,291)	(6,284)
Cash flow hedges	(5,384)	1,788	(8,087)	6,276
Total other comprehensive loss	(11,150)	(14,365)	(9,378)	(8)
Comprehensive income	$64,521	$67,621	$138,475	$169,911

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

Unaudited

(in thousands)

	General	Limited
	Partners’	Partners’	Total	General	Limited
	Omega	Omega	Omega	Partners’	Partners’	Total Owners'	Noncontrolling	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity	Interest	Equity
Balance at December 31, 2018	202,346	8,714	211,060	$3,444,441	$320,043	$3,764,484	$—	$3,764,484
Contributions from partners	4,655	—	4,655	166,933	—	166,933	—	166,933
Distributions to partners	—	—	—	(136,687)	(7,013)	(143,700)	—	(143,700)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Vesting/exercising of Omega OP Units	—	9	9	(298)	298	—	—	—
Omega OP Unit conversions	—	(1,446)	(1,446)	—	(56,257)	(56,257)	—	(56,257)
Comprehensive income
Foreign currency translation	—	—	—	4,321	154	4,475	—	4,475
Cash flow hedges	—	—	—	(2,610)	(93)	(2,703)	—	(2,703)
Net income	—	—	—	69,702	2,480	72,182	—	72,182
Total comprehensive income								73,954
Balance at March 31, 2019	207,001	7,277	214,278	3,545,802	259,612	3,805,414	228	3,805,642
Cumulative effect of accounting change	—	—	—	(8,198)	(292)	(8,490)	—	(8,490)
Balance at April 1, 2019	207,001	7,277	214,278	3,537,604	259,320	3,796,924	228	3,797,152
Contributions from partners	9,088	—	9,088	342,338	—	342,338	—	342,338
Distributions to partners	—	—	—	(137,232)	(5,120)	(142,352)	—	(142,352)
Vesting/exercising of Omega OP Units	—	54	54	(2,102)	2,102	—	—	—
Omega OP Unit conversions	—	(251)	(251)	—	(9,153)	(9,153)	—	(9,153)
Comprehensive income
Foreign currency translation	—	—	—	(5,573)	(193)	(5,766)	—	(5,766)
Cash flow hedges	—	—	—	(5,205)	(179)	(5,384)	—	(5,384)
Net income	—	—	—	73,141	2,530	75,671	—	75,671
Total comprehensive income								64,521
Balance at June 30, 2019	216,089	7,080	223,169	$3,802,971	$249,307	$4,052,278	$228	$4,052,506

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

Unaudited

(in thousands)

	General	Limited
	Partners’	Partners’	Total	General	Limited
	Omega	Omega	Omega	Partners’	Partners’	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity
Balance at December 31, 2017	198,309	8,772	207,081	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change	—	—	—	9,577	423	10,000
Balance at January 1, 2018	198,309	8,772	207,081	3,564,668	333,590	3,898,258
Contributions from partners	286	—	286	7,326	—	7,326
Distributions to partners	—	—	—	(131,517)	(5,885)	(137,402)
Omega OP Unit redemptions	—	(3)	(3)	—	(72)	(72)
Comprehensive income
Foreign currency translation	—	—	—	9,452	417	9,869
Cash flow hedges	—	—	—	4,299	189	4,488
Net income	—	—	—	84,220	3,713	87,933
Total comprehensive income						102,290
Balance at March 31, 2018	198,595	8,769	207,364	3,538,448	331,952	3,870,400
Contributions from partners	1,737	—	1,737	53,903	—	53,903
Distributions to partners	—	—	—	(131,641)	(5,880)	(137,521)
Omega OP Unit redemptions	—	(3)	(3)	—	(88)	(88)
Comprehensive income
Foreign currency translation	—	—	—	(15,471)	(682)	(16,153)
Cash flow hedges	—	—	—	1,713	75	1,788
Net income	—	—	—	78,536	3,450	81,986
Total comprehensive income						67,621
Balance at June 30, 2018	200,332	8,766	209,098	$3,525,488	$328,827	$3,854,315

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$147,853	$169,919
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,489	139,970
Impairment on real estate properties	7,561	8,992
Impairment loss on direct financing leases	7,700	—
Provision for uncollectible accounts	—	8,378
Provision for rental income	7,959	—
Interest - amortization of deferred financing costs	4,476	4,485
Accretion of direct financing leases	9	67
Stock-based compensation expense	8,598	8,145
Loss (gain) on assets sold – net	264	(14,609)
Amortization of acquired in-place leases – net	(3,386)	(5,277)
Effective yield receivable on mortgage notes	(343)	(710)
Interest paid-in-kind	(3,203)	(3,493)
Change in operating assets and liabilities – net:
Contractual receivables	1,588	1,563
Straight-line rent receivables	(24,082)	(30,746)
Lease inducements	(15,494)	(31,551)
Other operating assets and liabilities	(18,577)	(37,967)
Net cash provided by operating activities	265,412	217,166
Cash flows from investing activities
Acquisition of a business, net of cash acquired	(59,616)	—
Acquisition of real estate	(6,397)	(52,744)
Acquisition deposit	(24,532)	—
Net proceeds from sale of real estate investments	9,048	221,952
Investments in construction in progress	(75,026)	(63,313)
Proceeds from direct financing lease and related trust	88,730	15,433
Placement of mortgage loans	(9,670)	(56,944)
Collection of mortgage principal	42,525	25,176
Distributions from unconsolidated joint ventures in excess of earnings	2,089	3,739
Capital improvements to real estate investments	(24,604)	(19,183)
Receipts from insurance proceeds	5,834	6,901
Investments in other investments	(13,729)	(192,962)
Proceeds from other investments	50,336	105,695
Net cash used in investing activities	(15,012)	(6,250)
Cash flows from financing activities
Proceeds from intercompany loans payable to Omega	683,275	549,000
Repayment of intercompany loans payable to Omega	(779,100)	(621,049)
Payment of financing related costs incurred by Omega	—	(8)
Noncontrolling members' contributions to consolidated joint venture	228	—
Equity contributions from general partners	153,777	52,905
Distributions to general partners	(273,811)	(263,021)
Distributions to limited partners	(12,133)	(11,765)
Redemption of Omega OP Units	—	(118)
Net cash used in financing activities	(227,764)	(294,056)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(169)	(119)
Increase (decrease) in cash, cash equivalents and restricted cash	22,467	(83,259)
Cash, cash equivalents and restricted cash at beginning of period	11,671	96,808
Cash, cash equivalents and restricted cash at end of period	$34,138	$13,549

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2019

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

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities, rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of long-term leases and mortgage agreements. Except for one MOB, all of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income is derived from fixed and variable rate loans to our operators to fund working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of June 30, 2019, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the outstanding Omega OP Units.

On May 17, 2019, Omega and Omega OP completed their merger with MedEquities Realty Trust, Inc. (“MedEquities”) and its subsidiary operating partnership and the general partner of its subsidiary operating partnership. Pursuant to the Agreement and Plan of Merger, as amended by the First Amendment to the Agreement and Plan of Merger, dated March 26, 2019, (the “Merger Agreement”) Omega acquired MedEquities and MedEquities was merged with and into Omega (the “Merger”) at the effective time of the Merger with Omega continuing as the surviving company. At the effective time, each outstanding share of MedEquities common stock was converted into the right to receive (i) 0.235 of a share of Omega common stock, plus cash in lieu of fractional shares and (ii) $2.00 in cash.  Pursuant to the Merger Agreement, MedEquities declared a special dividend of $0.21 per share of MedEquities common stock (the “Pre-Closing Dividend”) payable to the holders of record of MedEquities common stock as of the trading day immediately prior to the closing date of the Merger, which dividend was payable following the effective time of the Merger together with the cash consideration under the Merger Agreement.  For additional information see Note 2  - Properties and Investments.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K filed with the SEC on February 26, 2019.

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

As of June 30, 2019, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entity. See Note 6 – Variable Interest Entities.

Real Estate Investments and Depreciation

The costs of significant improvements, renovations and replacements, including interest are capitalized. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Expenditures for maintenance and repairs are charged to operations as they are incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings, eight to 15 years for site improvements, and three to ten years for furniture and equipment. Leasehold interests are amortized over the shorter of the estimated useful life or term of the lease.

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

For the three months ended June 30, 2019 and 2018, we recognized impairment (a recovery) on real estate properties of approximately $5.7 million and $(1.1) million, respectively.  For the six months ended June 30, 2019 and 2018, we recognized impairment on real estate properties of $5.7 million and $3.8 million, respectively.

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

We account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans for which impairment reserves were recorded. We utilize the cash basis method for impaired loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loan. Under the cost-recovery method, we apply cash received against the outstanding loan balance prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of June 30, 2019 and December 31, 2018, we had $4.9 million and $108.1 million, respectively, of reserves on our loans. For additional information see Note 3 – Direct Financing Leases and Note 4 – Mortgage Notes Receivable.

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

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At June 30, 2019, $3.6 million of qualifying cash flow hedges were recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheet. At December 31, 2018, $4.0 million of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheet.

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

We assess the probability of collecting substantially all rents under our leases based on several factors, including, among other things, payment history, the financial strength of the lessee and any guarantors, the historical operations and operating trends, the historical payment pattern of the lessee, expected future performance and current economic conditions.  If our evaluation of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected.  If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.

On a quarterly basis, and more frequently as appropriate, we review our interest receivables, effective yield interest receivables and direct financing lease receivables to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement, if any.

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

A summary of our net receivables by type is as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Contractual receivables	$25,903	$34,901
Allowance	—	(1,075)
Contractual receivables – net	$25,903	$33,826

Effective yield interest receivables	$13,085	$12,741
Straight-line rent receivables	262,743	251,166
Lease inducements	66,202	49,644
Other receivables and lease inducements	$342,030	$313,551

During the first quarter of 2019, we wrote-off approximately $1.2 million of straight-line rent receivables to rental income as a result of transitioning a facility to another existing operator.

During the second quarter of 2019, we wrote-off approximately $6.7 million of contractual receivables, straight-line rent receivables and lease inducements to rental income as a result of placing three operators on a cash basis resulting from a change in our evaluation of the collectibility of future rent payments due under the respective lease agreements.

Reclassification

Contractual receivables – net, Other receivables and lease inducements, and Gains on assets sold - net have been reclassified to conform to the current period presentation.

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). In 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Leases (Topic 842): Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These standards are collectively referred to herein as Topic 842 and set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales type leases, direct financing leases and operating leases. Topic 842 was adopted by us on January 1, 2019 using the modified retrospective method. Upon adoption, we applied the package of practical expedients that allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method, which allowed us to initially apply Topic 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of equity in the period of adoption, although we did not record an adjustment as of January 1, 2019.  During the three months ended June 30, 2019, we made an immaterial adjustment to the equity balance as of April 1, 2019 of approximately $8.5 million to reflect our assessment of the collectability of certain operator’s future contractual lease payments based on the facts and circumstances that existed as of January 1, 2019. Additionally, our leases met the criteria in Topic 842 to not separate non-lease components from the related lease component.  We have elected to exclude sales and other similar taxes from the measurement of lease revenue and expense and we have excluded those costs paid directly by lessees to third parties.

Upon adoption, we recorded total initial non-cash right of use assets and lease liabilities of approximately $11.1 million. We also began recording variable lease payments as rental income and real estate tax expense for those facilities’ property taxes that we pay directly and are reimbursed by our operators. For the three and six months ended June 30, 2019, we recorded $2.8 million and $6.6 million, respectively, of rental income and $4.0 million and $7.9 million, respectively, of real estate tax expense in our Consolidated Statements of Operations.  We also began recording rental income and ground lease expense for those assets we lease and are reimbursed by our operators and/or are paid for directly by our operators.  For the three and six months ended June 30, 2019, we recorded $0.2 million and $0.4 million, respectively, of rental income and $0.3 million and $0.5 million, respectively, of ground lease expense in our Consolidated Statements of Operations.

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

As a lessee, the Company is party to ground and/or facility leases related to 11 SNFs and three offices which are classified as operating leases.  Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on the specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 1.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index); or (iii) specific dollar increases over prior years.  The initial terms of our ground leases range between 10 years and 100 years.  Our office leases have initial terms of approximately 10 years.  Certain leases have options to extend, terminate or purchase the asset and have been considered in our analysis of the lease term and the measurement of the right-of-use assets and lease liabilities.  The discount rate utilized in forming the basis of our right of use assets and lease liabilities approximates our cost of debt.  We have not recognized a right of use asset and/or lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset.

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

As of
June 30, 2019
(in thousands)

Other assets - right of use assets	$17,283

Accrued expenses and other liabilities – lease liabilities	$17,766

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Operating lease cost
Lease expense	$524	$1,006
Variable lease expense	50	92
Total lease expense	$574	$1,098

Rental income – ground lease income	$214	$412

Cash paid for amounts included in the measurement of lease liabilities	$450	$902
Weighted average remaining lease term (in years)		29
Weighted average discount rate		5.25%

The following amounts reflect the maturities of our operating lease liabilities as of June 30, 2019:

	Future Rental Payments	Accretion of Lease Liability	Total
Remainder of 2019	$1,095	$(461)	$634
2020	2,035	(876)	1,159
2021	1,665	(823)	842
2022	1,828	(774)	1,054
2023	1,761	(717)	1,044
2024	1,607	(666)	941
Thereafter	33,581	(21,489)	12,092
Total	$43,572	$(25,806)	$17,766

Lessor Disclosures

At the inception of the lease and over its term, we evaluate each lease to determine the proper lease classification.  Certain of these leases provide our operators the contractual right to use and economically benefit from all of the physical space specified in the lease, therefore we have determined that they should be evaluated as lease arrangements.

As lessor, our leased real estate properties, represented by 744 SNFs, 117 ALFs, 28 specialty facilities and two medical office buildings at June 30, 2019, are leased under provisions of single or master operating leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  See Note 2 – Properties and Investments.  As of June 30, 2019, we have determined that all but two of our leases should be accounted for as operating leases. Two leases are accounted for as direct financing leases.  See Note 3 – Direct Financing Leases.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

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

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Interest income – direct financing leases	$259	$519

Rental income – operating leases	192,026	380,428
Variable lease income – operating leases	2,791	6,566
Total lease income	$194,817	$386,994

Real estate tax expense	$4,030	$7,912
General and administrative – ground lease expense	287	524
Total	$4,317	$8,436

The following amounts reflecting the estimated contractual rents due to us for the remainder of the initial terms of our operating leases as of June 30, 2019:

(in thousands)
Remainder of 2019	$379,614
2020	774,571
2021	809,867
2022	790,891
2023	778,907
2024	785,979
Thereafter	3,944,296
Total	$8,264,125

Recent Accounting Pronouncements - Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019.  ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842.  We currently expect to adopt the standard using the modified retrospective approach.  We continue to evaluate the impact of adopting ASU 2016-13 on our consolidated financial statements.

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

A summary of our investments in real estate properties subject to operating leases is as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Buildings	$6,570,302	$6,056,820
Land	836,810	786,174
Furniture, fixtures and equipment	473,959	447,610
Site improvements	264,552	250,917
Construction in progress	227,917	204,889
Total real estate investments	8,373,540	7,746,410
Less accumulated depreciation	(1,689,438)	(1,562,619)
Real estate investments – net	$6,684,102	$6,183,791

The following tables summarized the significant acquisitions that occurred during the first six months of 2019:

	Number of					Total			Building & Site	Furniture	Initial
	Facilities				Country/	Investment		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)					Cash Yield(1)
Q1	1	—	—	—	OH	$11.9	(3)	$1.1	$10.1	$0.7	12.00%
Q2	20	1	11	1	CA, CT, IN, NV, SC, TN, TX	421.4	(2)	40.1	368.7	12.6	10.27%
Q2	7	1	3	—	PA, VA	131.8	(3)	9.9	112.7	9.2	9.35%
Total	28	2	14	1		$565.1		$51.1	$491.5	$22.5
(1)	The cash yield is based on the purchase price.
(2)	The acquisition was accounted for as a business combination. The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment once the analysis is completed. The other acquisitions were accounted for as asset acquisitions.
(3)	Acquired via a deed-in-lieu of foreclosure.

MedEquities Merger

On May 17, 2019, Omega and Omega OP completed the MedEquities Merger.  In accordance with the Merger Agreement, each share of MedEquities common stock issued and outstanding immediately prior thereto was converted into the right to receive (i) 0.235 of a share of Omega common stock plus the right to receive cash in lieu of any fractional shares of Omega common stock, and (ii) an amount in cash equal to $2.00 (the “Cash Consideration”).  In connection with the MedEquities Merger, we issued approximately 7.5 million shares of Omega common stock and paid approximately $63.7 million of cash consideration to former MedEquities stockholders.  We borrowed approximately $350 million under our existing senior unsecured revolving credit facility to fund the cash consideration and the repayment of MedEquities’ previously outstanding debt.  As a result of the MedEquities Merger, we acquired 33 facilities subject to operating leases, four mortgages, three other investments and an investment in an unconsolidated joint venture.  We also acquired other assets and assumed debt and other liabilities.  Based on the closing price of our common stock on May 16, 2019, the fair value of the consideration exchanged approximated $346 million.

The following table highlights the preliminary fair value of the assets acquired and liabilities assumed on May 17, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate investments	$421,448
Mortgage notes receivable (see Note 7)	108,097
Other investments	19,192
Investment in unconsolidated joint venture	73,907
Cash	4,067
Contractual receivables	1,461
Other assets (1)	32,819
Total investments	660,991
Debt	(285,100)
Accrued expenses and other liabilities (2)	(30,342)
Fair value of net assets acquired	$345,549
(1)	Includes approximately $26.8 million in above market lease assets.
(2)	Includes approximately $7.5 million in below market lease liabilities.

The MedEquities facilities acquired in 2019 are included in our results of operations from the date of acquisition. For the period from May 17, 2019 through June 30, 2019, we recognized approximately $7.1 million of total revenue from the assets acquired in connection with the MedEquities Merger.

For the three and six months ended June 30, 2019, we incurred approximately $1.2 million and $4.2 million, respectively, of acquisition related costs associated with the MedEquities Merger.

Pro Forma Acquisition Results

The following unaudited pro forma results of operations reflect the impact of acquisitions from the second quarter of 2019 as if they occurred on January 1, 2018.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts, unaudited)

Pro forma revenues	$232,492	$234,156	$470,455	$468,630
Pro forma net income	$79,107	$88,823	$158,126	$183,593

Earnings per share – diluted:
Net income – as reported	$0.34	$0.39	$0.68	$0.82
Net income – pro forma	$0.35	$0.41	$0.71	$0.85

Asset Sales and Impairments

During the first quarter of 2019, we sold one facility which was previously held for sale at December 31, 2018 for approximately $0.4 million in net cash proceeds recognizing a net gain of approximately $3,000.

During the second quarter of 2019, we sold three facilities subject to operating leases and a parcel of land for approximately $8.6 million in net cash proceeds recognizing a net loss of approximately $0.3 million.  In addition, we recorded impairments on real estate properties of approximately $7.6 million on two facilities.  Our second quarter 2019 impairments were offset by $1.9 million of insurance proceeds received related to a facility that was destroyed by a storm.

During the second quarter of 2019, the Company reached an agreement with Diversicare Healthcare Services, Inc. to amend its master lease to terminate operations of ten nursing facilities located in Kentucky. We will concurrently sell the facilities to an unrelated third party for approximately $84.5 million. The transaction is subject to closing conditions, including but not limited to, state licensure and regulatory approval.

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values.  To estimate the fair value of the facilities, we utilized a market approach which considered Level 3 inputs which generally consist of non-binding offers from unrelated third parties and/or broker quotes.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Minimum lease payments receivable	$27,748	$28,294
Less unearned income	(16,039)	(16,577)
Investment in non-Orianna direct financing leases	11,709	11,717
Investment in Orianna direct financing leases	—	223,745
Less allowance for loss on Orianna direct financing leases	—	(103,200)
Investment in direct financing leases – net	$11,709	$132,262

Properties subject to direct financing leases	2	17
Number of direct financing leases	2	3

The following amounts reflect the future cash flows and straight-line rents for our direct financing leases as of June 30, 2019 (in thousands):

	Contractual Rent	Straight-Line Rent	Total
Remainder of 2019	$585	$(523)	$62
2020	1,170	(981)	189
2021	1,084	(1,029)	55
2022	1,106	(1,023)	83
2023	1,128	(1,014)	114
2024	1,151	(1,003)	148
Thereafter	21,524	(10,466)	11,058
	$27,748	$(16,039)	$11,709

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

On January 16, 2019, the Bankruptcy Court confirmed Orianna’s plan, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio.  In January 2019, we reclassified our net investment in direct financing lease of $115.8 million from the Trust to other assets on our Consolidated Balance Sheet.  For the period from January 16, 2019 through June 30, 2019, we received approximately $88 million from the Trust as a partial liquidation including approximately $2.0 million during the three months ended June 30, 2019.

In March 2019, we received updated information from the Trust indicating diminished collectability of the accounts receivable owed to us.  As a result, we recorded an additional $7.7 million allowance during the three months ended March 31, 2019, reducing our remaining receivable from the Trust to approximately $21.1 million as of March 31, 2019.  As of June 30, 2019, our remaining receivable from the Trust is $19.1 million.  As of June 30, 2019, the Trust was comprised of $20.7 million of cash and accounts receivable, net of an estimated allowance, of $4.2 million.  We expect that the aggregate of such amounts will be used to pay estimated costs of $5.8 million to other creditors and to wind down the Trust, with the remainder paid to us.  The amount payable to us is contingent upon the collection of the accounts receivable balances and the estimated costs to wind down the Trust. These amounts are estimated and remain subject to change. Such changes could be different than the currently estimated amounts and such differences could have a material impact on our financial statements.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of June 30, 2019, mortgage notes receivable relate to eight fixed rate mortgage notes on 51 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states that are operated by eight independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

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

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Mortgage note due 2027; interest at 10.39%	$112,500	$112,500
Mortgage notes due 2029; interest at 9.87%(1)	516,333	537,515
Other mortgage notes outstanding(2)(3)	150,399	65,748
Mortgage notes receivable, gross	779,232	715,763
Allowance for loss on mortgage notes receivable(4)	(4,905)	(4,905)
Total mortgages — net	$774,327	$710,858
(1)	Approximates the weighted average interest rate on 34 facilities as of June 30, 2019. Two notes totaling approximately $27.7 million are construction mortgages maturing in 2019. The remaining loan balance matures in 2029.
(2)	Other mortgages outstanding have a weighted average interest rate of 9.28% per annum as of June 30, 2019 and maturity dates between 2019 and 2028.
(3)	As disclosed in Note 2 – Properties and Investments, the mortgages acquired in the MedEquities Merger are subject to further adjustment pending completion of the purchase accounting.
(4)	The allowance for loss on mortgage notes receivable relates to one mortgage with an operator. The net carrying value and fair value of the mortgage note receivable is approximately $1.5 million at June 30, 2019 and December 31, 2018.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Other investment note due 2019	$—	$131,452
Other investment notes due 2021; interest at 13.08% (1)	74,012	71,036
Other investment notes due 2023; interest at 7.32% (1)	65,000	65,000
Other investment note due 2023; interest at 12.00%	57,084	59,454
Other investment notes due 2024-2025; interest at 8.15% (1)	55,787	46,287
Other investment note due 2018-2022	—	40,242
Other investment notes outstanding (2) (3)	115,350	91,155
Total other investments	$367,233	$504,626
(1)	Approximate weighted average interest rate as of June 30, 2019.
(2)	Other investment notes have a weighted average interest rate of 7.85% as of June 30, 2019 and maturity dates through 2028.
(3)	As disclosed in Note 2 – Properties and Investments, the other investments acquired in the MedEquities Merger are subject to further adjustment pending completion of the purchase accounting.

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

Other investment note due 2019

On September 28, 2018, we provided a $131.3 million secured term loan to an unrelated third party.  The loan was secured by a collateral assignment of mortgages covering seven SNFs, three independent living facilities and one ALF.  The loan bore interest at 9.35% per annum and matured on May 31, 2019.  The loan required monthly interest payments with the principal balance due at maturity.  The borrower used the proceeds to repay existing indebtedness and pay a one-time distribution to its equity holders.  In connection with this loan we incurred approximately $0.4 million of origination costs which were deferred and recognized over the term of the loan.  On May 31, 2019, we acquired these facilities located in Pennsylvania (9) and Virginia (2) via a deed-in-lieu of foreclosure and subsequently leased the facilities to an existing operator of the Company.

NOTE 6 – VARIABLE INTEREST ENTITIES

As of June 30, 2019 and December 31, 2018, Agemo Holdings LLC (“Agemo”; formerly Signature Healthcare) is a VIE.  Below is a summary of our assets and collateral associated with this operator as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(in thousands)
Assets
Real estate investments – net	$408,983	$413,396
Other investments	55,787	46,287
Contractual receivables	18,060	18,017
Straight-line rent receivables	40,502	34,203
Lease inducement	4,638	2,362
Above market lease	—	2
Subtotal	527,970	514,267

Collateral
Letters of credit	(9,253)	(9,253)
Personal guarantee	(8,000)	(15,000)
Other collateral	(408,983)	(413,396)
Subtotal	(426,236)	(437,649)

Maximum exposure to loss	$101,734	$76,618

In determining our maximum exposure to loss from the VIE, we considered the underlying value of the real estate subject to leases with the operator and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any. See Note 5 – Other Investments and Note 16 – Commitments and Contingencies, regarding our commitment to provide capital expenditure funding to our operators which includes Agemo.

The table below reflects our total revenues from Agemo for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue
Rental income	$15,558	$14,860	$30,329	$29,711
Other investment income	1,093	828	2,127	1,548
Total (1)	$16,651	$15,688	$32,456	$31,259
(1)	For the three months ended June 30, 2019 and 2018, we received cash rental income and other investment income from Agemo of approximately $13.2 million and $17.6 million, respectively. For the six months ended June 30, 2019 and 2018, we received cash rental income and other investment income from Agemo of approximately $26.2 million and $28.1 million, respectively.

NOTE 7 – INVESTMENTS IN JOINT VENTURES

Consolidated Joint Venture

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

Unconsolidated Joint Ventures

Lakeway Partnership

On May 17, 2019, in connection with the MedEquities Merger, we acquired a 51% ownership interest in Lakeway Realty, L.L.C. (the “Lakeway Partnership”), a joint venture that owns the Lakeway Regional Medical Center (the “Lakeway Hospital”).  The other 49% interest is owned indirectly by a physicians group and a non-physician investor.  The Lakeway Hospital  is an acute care hospital located in Lakeway, Texas. The Lakeway Partnership is also a lessor under a ground lease for a medical office building which is part of the Lakeway Hospital campus.  On the merger date, the Company’s ownership interest in the Lakeway Partnership had a preliminary fair value of approximately $73.9 million (subject to the completion of our purchase accounting). Our investment in the Lakeway Partnership consists primarily of real estate. We estimated the fair value of the underlying real estate considering the lessees’ purchase option (Level 1) which is discussed in more detail below, third-party appraisals and discounted cash flows associated with the ground lease (Level 3). Our preliminary initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the accompanying Consolidated Statements of Operations.  We account for our investment in this joint venture using the equity method.  The accounting policies for this unconsolidated joint venture are the same as those of the Company.

The Company also acquired a first mortgage lien issued to Lakeway Partnership in the original principal amount of approximately $73.0 million bearing interest at 8% per annum based on a 25-year amortization schedule and maturing on March 20, 2025.  We have preliminarily determined the acquisition date fair value of the acquired mortgage is $69.1 million.

We receive a monthly administrative fee of $5,000 from this joint venture for accounting services which is included in miscellaneous income in the accompanying Consolidated Statements of Operations.

The Lakeway Hospital  is leased pursuant to a triple-net lease to Scott & White Hospital – Round Rock (the “Baylor Lessee”), with Baylor University Medical Center (“BUMC”) as guarantor. These entities are part of the Baylor Scott & White Health system.  The lease provides that, commencing after completion of the third year of the lease (effective September 1, 2019) and subject to certain conditions, the Baylor Lessee has the option to purchase the Lakeway Hospital at a price equal to the aggregate base rent payable under the lease for the 12-month period following the date of the written notice from the Baylor Lessee to exercise the purchase option divided by (i) 6.5% if written notice is provided after completion of the third lease year and before completion of the tenth lease year or (ii) 7.0% if written notice is provided any time thereafter. In addition, the Baylor Lessee has a right of first refusal and a right of first offer in the event that the joint venture intends to sell or otherwise transfer Lakeway Hospital.

Second Spring Healthcare Investments

On November 1, 2016, we invested approximately $50.0 million for an approximate 15% ownership interest in a joint venture operating as Second Spring Healthcare Investments. The other approximate 85% interest is owned by affiliates of Lindsey Goldberg LLC.  We account for our investment in this joint venture using the equity method. On November 1, 2016, the joint venture acquired 64 SNFs for approximately $1.1 billion and leased them to Genesis Healthcare, Inc. (“Genesis”).  As of June 30, 2019, the joint venture has 51 SNFs subject to an operating lease with Genesis.

We receive asset management fees from the joint venture for services provided.  For the three months ended June 30, 2019 and 2018, we recognized approximately $0.3 million and $0.5 million, respectively, of asset management fees. For the six months ended June 30, 2019 and 2018, we recognized $0.5 million and $1.0 million, respectively, of asset management fees.  These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations. The accounting policies for this unconsolidated joint venture are the same as those of the Company.

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of	Net Book Value
	Properties	(in thousands)
December 31, 2018	3	$989
Properties sold (1)	(1)	(344)
March 31, 2019	2	645
Properties other (1)	(1)	(323)
Properties added	3	4,284
June 30, 2019 (2)	4	$4,606

(1) In the first quarter of 2019, we sold one facility for approximately $0.4 million in net cash proceeds recognizing a net gain on sale of approximately $3,000. In the second quarter of 2019, one facility was no longer considered held for sale and was reclassified to leased property at its net book value.

(2) We plan to sell the facilities classified as assets held for sale at June 30, 2019 within the next twelve months.

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(in thousands)
Assets:
Goodwill	$643,875	$643,950

Above market leases	$49,240	$22,410
Accumulated amortization	(19,772)	(19,203)
Net intangible assets	$29,468	$3,207

Liabilities:
Below market leases	$151,158	$143,669
Accumulated amortization	(83,181)	(79,226)
Net intangible liabilities	$67,977	$64,443

Above market leases, net of accumulated amortization, are included in other assets on our Consolidated Balance Sheets. Below market leases, net of accumulated amortization, are included in accrued expenses and other liabilities on our Consolidated Balance Sheets. The net amortization related to the above and below market leases is included in our Consolidated Statements of Operations as an adjustment to rental income.  As disclosed in Note 2 – Properties and Investments, certain above market lease assets and below market lease liabilities acquired in the MedEquities Merger are subject to further adjustment pending completion of the purchase accounting.

For the three months ended June 30, 2019 and 2018, our net amortization related to intangibles was $1.6 million and $2.6 million, respectively.  For the six months ended June 30, 2019 and 2018, our net amortization related to intangibles was $3.4 million and $5.3 million, respectively.  The estimated net amortization related to these intangibles for the remainder of 2019 and the subsequent four years is as follows: remainder of 2019 – $2.6 million; 2020 – $5.2 million; 2021 – $5.0 million; 2022– $4.7 million and 2023 – $4.5 million. As of June 30, 2019, the weighted average remaining amortization period of above market lease assets and below market lease liabilities is approximately 11 years and 10 years, respectively.

The following is a summary of our goodwill as of June 30, 2019:

(in thousands)
Balance as of December 31, 2018	$643,950
Less: foreign currency translation	(75)
Balance as of June 30, 2019	$643,875

NOTE 10 – CONCENTRATION OF RISK

As of June 30, 2019, our portfolio of real estate investments consisted of 949 healthcare facilities, located in 41 states and the U.K. and operated by 75 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.2 billion at June 30, 2019, with approximately 97% of our real estate investments related to long-term care facilities. Our portfolio is made up of 746 SNFs, 117 ALFs, 28 specialty facilities, two medical office buildings, fixed rate mortgages on 45 SNFs, two ALFs and four specialty facilities and five facilities that are closed/held for sale. At June 30, 2019, we also held other investments of approximately $367.2 million, consisting primarily of secured loans to third-party operators of our facilities and $102.8 million of investments in two unconsolidated joint ventures.

At June 30, 2019, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”). Ciena also generated approximately 11% of our total revenues for the three and six months ended June 30, 2019.  Ciena generated approximately 10% of our total revenues for the three and six months ended June 30, 2018.  At June 30, 2019, the three states in which we had our highest concentration of investments were Texas (12%), Florida (9%) and Michigan (7%).

NOTE 11 – STOCKHOLDERS’/OWNERS’ EQUITY

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
January 31, 2019	February 15, 2019	$0.66
April 30, 2019	May 15, 2019	$0.66
July 31, 2019	August 15, 2019	$0.66

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Foreign Currency Translation:
Beginning balance	$(40,909)	$(11,114)	$(47,704)	$(26,033)
Translation loss	(8,611)	(24,237)	(1,842)	(9,377)
Realized loss	(195)	(66)	(169)	(7)
Ending balance	(49,715)	(35,417)	(49,715)	(35,417)

Derivative Instruments:
Cash flow hedges:
Beginning balance	1,291	5,951	3,994	1,463
Unrealized (loss) gain	(5,728)	1,841	(8,739)	6,582
Realized gain (loss) (1)	344	(53)	652	(306)
Ending balance	(4,093)	7,739	(4,093)	7,739
Net investment hedge:
Beginning balance	(2,250)	(12,120)	70	(7,070)
Unrealized gain	3,040	8,150	720	3,100
Ending balance	790	(3,970)	790	(3,970)
Total accumulated other comprehensive loss for Omega OP(2)	(53,018)	(31,648)	(53,018)	(31,648)
Add: portion included in noncontrolling interest	2,299	1,491	2,299	1,491
Total accumulated other comprehensive loss for Omega	$(50,719)	$(30,157)	$(50,719)	$(30,157)
(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in Owners’ Equity.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for three of our active subsidiaries to be treated as TRSs. Two of our TRSs are domestic and are subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of June 30, 2019, one of our domestic TRSs had a net operating loss carry-forward of approximately $5.7 million. The loss carry-forward is fully reserved as of June 30, 2019, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards will be carried forward for no more than 20 years, subject to certain limitations.  In connection with the MedEquities Merger on May 17, 2019, we acquired MedEquities Realty TRS, LLC.  MedEquities Realty TRS, LLC has no assets, liabilities, revenues or expenses and, accordingly, we have no tax accrual or net operating loss carryforward associated with this entity as of June 30, 2019.

For the three months ended June 30, 2019 and 2018, we recorded approximately $0.3 million and $0.2 million, respectively, of state and local income tax provisions.  For the six months ended June 30, 2019 and 2018, we recorded approximately $0.4 million and $0.3 million, respectively, of state and local income tax provisions.  For the three months ended June 30, 2019 and 2018, we recorded approximately $0.5 million and $0.6 million, respectively, of tax provisions for foreign income taxes.  For the six months ended June 30, 2019 and 2018, we recorded approximately $1.1 million and $1.0 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

NOTE 13 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense	$4,040	$4,089	$8,110	$8,145

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

NOTE 14 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		June 30,	June 30,	December 31,
	Maturity	2019	2019	2018
			(in thousands)
Secured borrowings:
Term loan (1)	2021	5.75%	$2,275	$—

Unsecured borrowings:
Revolving line of credit	2021	3.65%	500,000	313,000

U.S. term loan	2022	3.85%	425,000	425,000
Sterling term loan (2)	2022	2.17%	127,270	127,990
Omega OP term loan(3)	2022	3.85%	100,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Discounts and deferred financing costs – net(4)			(3,666)	(4,264)
Total term loans – net			898,604	898,726

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.950%	400,000	400,000
2025 notes	2025	4.500%	400,000	400,000
2026 notes	2026	5.250%	600,000	600,000
2027 notes	2027	4.500%	700,000	700,000
2028 notes	2028	4.750%	550,000	550,000
Subordinated debt	2021	9.000%	20,000	20,000
Discount – net			(17,245)	(18,523)
Deferred financing costs – net			(20,850)	(22,581)
Total senior notes and other unsecured borrowings – net			3,331,905	3,328,896

Total unsecured borrowings – net			4,730,509	4,540,622

Total secured and unsecured borrowings – net(5)			$4,732,784	$4,540,622
(1)	This borrowing is the debt of a consolidated joint venture.
(2)	This borrowing is denominated in British Pounds Sterling.
(3)	Omega OP is the obligor on this borrowing.
(4)	The amount includes $0.4 million of net deferred financing costs related to the Omega OP term loan as of June 30, 2019.
(5)	All borrowings are direct borrowings of Omega unless otherwise noted.

2017 Omega OP Term Loan Facility

On May 25, 2017, Omega OP entered into a credit agreement (the “2017 Omega OP Credit Agreement”) providing it with a $100 million senior unsecured term loan facility (the “2017 Omega OP Term Loan Facility”).  The 2017 Omega OP Credit Agreement replaced the $100 million senior unsecured term loan facility obtained by Omega OP in 2015.  The 2017 Omega OP Term Loan Facility bears interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The 2017 Omega OP Term Loan Facility matures on May 25, 2022.

In connection with the MedEquities Merger on May 17, 2019, we assumed various interest rate swap contracts.  We designated the interest rate swap contracts as cash flow hedges of interest rate risk associated with the 2017 Omega OP Credit Agreement.  The assumed interest rate swap contracts effectively convert $75 million of our 2017 Omega OP Credit Agreement to an aggregate fixed rate of approximately 3.29% through February 10, 2022. The effective fixed rate achieved by the combination of the 2017 Omega OP Credit Agreement and the interest rate swaps could fluctuate up by 55 basis points or down by 45 basis points based on future changes to our credit ratings. The 2017 Omega OP Credit Agreement will be unhedged for the period after February 10, 2022 through its maturity on May 25, 2022.

Other Debt Assumption and Repayment

In connection with the MedEquities Merger on May 17, 2019, we assumed a $125.0 million term loan and outstanding borrowings of $160.1 million under MedEquities’ previous revolving credit facility.  We repaid the total outstanding balance on both the term loan and the revolving credit facility and terminated the related agreements on May 17, 2019.

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2019 and December 31, 2018, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

NOTE 15 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At June 30, 2019 and December 31, 2018, the net carrying amounts and fair values of our other financial instruments were as follows:

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$11,709	$11,709	$132,262	$132,262
Mortgage notes receivable – net	774,327	805,100	710,858	735,892
Other investments – net	367,233	357,575	504,626	503,907
Total	$1,153,269	$1,174,384	$1,347,746	$1,372,061
Liabilities:
Revolving line of credit	$500,000	$500,000	$313,000	$313,000
Secured borrowing	2,275	2,275	—	—
U.S. term loan	423,347	425,000	423,065	425,000
Sterling term loan	126,762	127,270	127,394	127,990
Omega OP term loan(1)	99,619	100,000	99,553	100,000
2015 term loan	248,876	250,000	248,713	250,000
4.375% notes due 2023 – net	695,227	728,553	694,643	700,062
4.95% notes due 2024 – net	395,197	424,321	394,691	406,386
4.50% notes due 2025 – net	395,782	418,612	395,402	392,122
5.25% notes due 2026 – net	595,379	656,893	595,027	605,700
4.50% notes due 2027 – net	688,713	732,547	687,981	671,555
4.75% notes due 2028 – net	541,387	584,340	540,883	537,508
Subordinated debt – net	20,220	22,678	20,270	22,589
Total	$4,732,784	$4,972,489	$4,540,622	$4,551,912
(1)	This amount represents a borrowing that was incurred by Omega OP.

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2018). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Direct financing leases: The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3). For the Orianna direct financing lease as of December 31, 2018, the Company estimated the fair value of its investment based on the expected liquidating payments from the Trust as further described in Note 3 – Direct Financing Leases (Level 3).
●	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

●	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving line of credit, secured borrowing and term loans: The fair value of our borrowings under variable rate agreements are estimated using a present value technique based on expected cash flows discounted using the current market rates (Level 3).
●	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on inputs from trading activity provided by a third-party (Level 2).

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

Pursuant to a Scheduling Order entered by the Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Securities Class Action”). The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017. The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.  The Company and the officers named in the Securities Class Action filed a Motion to Dismiss on July 17, 2018 and the Court heard Oral Argument on February 13, 2019.  On March 25, 2019, the Court entered an order dismissing with prejudice all claims against all defendants.  On April 22, 2019, the plaintiffs filed a Notice of Appeal with the United States District Court for the Southern District of New York, notifying the Court that they are appealing the Court’s order of dismissal with prejudice to the United States Court of Appeals for the Second Circuit. On June 10, 2019, the plaintiffs filed their appeal brief with the United States Court of Appeals for the Second Circuit, on July 15, 2019, the Company filed its opposition brief, and on July 29, 2019, the Plaintiffs filed their reply brief in further support of the appeal.

The Board of Directors received a demand letter, dated April 9, 2018, from an attorney representing Phillip Swan (“Swan”), a purported current shareholder of the Company, relating to the subject matter covered by the Securities Class Action (the “Swan Shareholder Demand”).  The letter demanded that the Board of Directors conduct an investigation into the statements and other matters at issue in the Securities Class Action and commence legal proceedings against each party identified as being responsible for the alleged activities.  After an investigation and due consideration, and in the exercise of its business judgment, the Board determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the Swan Shareholder Demand.  In November 2018, the Board also received shareholder demands from two additional purported shareholders, Tom Bradley (“Bradley”) and Sarah Smith (“Smith”), each represented by the same counsel as Swan, that were substantively identical to the Swan Shareholder Demand (the “Bradley/Smith Shareholder Demands”). The Board reached the same conclusion with respect to those demands as it reached with the Swan Shareholder Demand.

On August 22, 2018, Stourbridge Investments LLC, a purported stockholder of the Company, filed a derivative action purportedly on behalf of the Company in the United States District Court for the Southern District of New York against the current directors of the Company as well as certain officers alleging violations of Section 14(a) of the Securities Exchange Act of 1934 and state-law claims including breach of fiduciary duty.  Stourbridge Investments LLC v. Callen et al., No. 1:18-cv-07638.  The complaint alleges, among other things, that the defendants are responsible for the Company’s failure to disclose the financial condition of Orianna Health Systems, the alleged non-disclosures that are also the subject of the Securities Class Action described above.  The defendants in the action are the three individual defendants named in the Securities Class Action (Messrs. Pickett, Booth and Stephenson), as well as the Company’s non-management directors. The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile.  The parties have entered into a stipulation in which they agreed to stay the case, including any response by defendants, pending the entry of judgment or a voluntary dismissal with prejudice in the Securities Class Action.  The agreed-upon stipulation and order to stay the case were entered by the Court on October 25, 2018.  In addition, on January 30, 2019, Swan filed a derivative action in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company against certain current and former directors of the Company as well as certain officers, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Swan v. Pickett, et al., No. 24-C-19-000573. Swan alleges that the Swan Shareholder Demand was wrongfully refused.  On February 21, 2019, Bradley and Smith filed a derivative action in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company against certain current and former directors of the Company as well as certain officers, asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment.  Bradley and Smith v. Callen, et al., No. 24-c-19-000972.  Bradley and Smith allege that the Bradley/Smith Shareholder Demands were wrongly refused.  No response date for the defendants has yet come due.

Separately, four lawsuits have been filed by purported stockholders of MedEquities against MedEquities and its directors challenging the proposed merger between MedEquities and the Company.  Two of the lawsuits also name the Company as a defendant.

On February 21, 2019, a purported stockholder of MedEquities filed a lawsuit against MedEquities, members of the MedEquities board of directors, and the Company in the United States District Court for the District of Maryland.  Brekka v. MedEquities Realty Trust, Inc., et al., Case 1:19-cv-00535-JKB.  The complaint alleges, among other things, that MedEquities, members of the MedEquities’ Board, and the Company violated Section 14(a) of the Securities Exchange Act by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, the Registration Statement on Form S-4, as filed with the SEC on February 11, 2019 (the “Form S-4”), relating to the merger.  The complaint seeks, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.  By Order dated July 9, 2019, the United States District Court for the District of Maryland directed the plaintiff to advise it by July 15, 2019 whether he intended to rely on his current complaint, amend the complaint or dismiss the action.  Plaintiff responded on July 15, 2019 by stating that he intended to rely on his current complaint.  The United States District Court for the District of Maryland that same day issued an order directing that defendants respond to that complaint by September 16, 2019.

On February 22, 2019, another purported stockholder of MedEquities filed a derivative and class action lawsuit against MedEquities, members of the MedEquities board of directors, and the Company in the Circuit Court for Baltimore City, Maryland.  Scarantino v. McRoberts et al., Case No.  24-c-19-001027.  The complaint alleges, among other things, breaches of fiduciary duties by the MedEquities’ board of directors in connection with its approval of the merger and the omission from the Form S-4 of certain information that is material to stockholders.  The complaint seeks, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.  The plaintiff has not served summonses upon the defendants in this action.

On March 17, 2019, a purported stockholder of MedEquities filed a class action lawsuit against MedEquities and members of the MedEquities board of directors in the United States District Court for the Middle District of Tennessee.  Bushansky v. MedEquities Realty Trust, Inc., et al., Case 3:19-cv-00231.  The complaint alleges, among other things, that MedEquities and its directors violated Section 14(a) of the Securities Exchange Act by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, the Combined Proxy Statement and Form S-4, relating to the merger.  The complaint seeks, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.  By Stipulation and Order dated May 15, 2019, the United States District Court for the Middle District of Tennessee stayed all deadlines in the action pending, among other things, the appointment of a lead plaintiff and the designation of an operative complaint or the filing of an amended complaint.  By Order filed on July 9, 2019, the Court, in response to a joint motion by the parties, continued the Initial Case Management Conference scheduled for July 16, 2019 and confirmed that all the deadlines in the cases were stayed until after a ruling on any motion to dismiss the operative complaint or amended complaint or until Defendants have filed an answer to the complaint or amended complaint.  In addition, the plaintiff in this action on July 10, 2019 filed a motion asking that he be appointed lead plaintiff and that his counsel be appointed lead counsel.

On March 29, 2019, a purported stockholder of MedEquities filed a class action lawsuit against MedEquities and members of the MedEquities board of directors in the Circuit Court of Maryland, Baltimore City, Maryland alleging, among other things, that MedEquities and members of the MedEquities board of directors breached their fiduciary duties by: (i) failing to fulfill their fiduciary oversight function; (ii) authorizing the filing of a materially incomplete and misleading proxy statement/prospectus; and (iii) authorizing in the company’s Amended and Restated Bylaws the enactment of an exclusive venue designation whereby the Circuit Court for Baltimore City, Maryland is the sole and exclusive forum for certain litigation against the company, or if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division  (the “Exclusive Venue Bylaw”). Russell v. MedEquities Realty Trust, Inc., et al., Case No. C-03-CV-19-000721.  The complaint seeks, among other things, an injunction preventing the special meeting of MedEquities stockholders to vote on the transaction and, in the event the transaction is implemented, rescission of the transaction or damages, a declaration that the Exclusive Venue Bylaw is invalid, an injunction preventing the enforcement of the Exclusive Venue Bylaw, and attorneys’ fees and costs.  On May 10, 2019, the parties filed a stipulation requiring plaintiff to file, within 30 days of the closing of the merger, an amended complaint or notify defendants that plaintiff does not intend to file an amended complaint, and requiring defendants to respond to plaintiff’s pleading or amended pleading within 60 days thereafter.  As of this date, the plaintiff has neither filed an amended complaint nor notified that he does not intend to file an amended complaint.

In September 2016, MedEquities received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Hospital or by providers with financial relationships with Lakeway Hospital. As a result of the acquisition of MedEquities, the Company owns a 51% interest in an unconsolidated partnership that owns Lakeway Hospital (the “Lakeway Partnership”). The CID requested certain documents and information related to the acquisition and ownership of Lakeway Hospital through the Lakeway Partnership. The Company has learned that the DOJ is investigating MedEquities’ conduct in connection with its investigation of financial relationships related to Lakeway Hospital, including allegations by the DOJ that these relationships violate and continue to violate the Anti-Kickback Statute and, as a result, related claims submitted to federal payors violated and continue to violate the False Claims Act.  The Company is cooperating fully with the DOJ in connection with the CID and has produced all of the information that has been requested to date.

The Company believes that the acquisition, ownership and leasing of Lakeway Hospital through the Lakeway Partnership was and is in compliance with all applicable laws. However, due to the uncertainties surrounding this matter and its ultimate outcome, we are unable to determine any estimate or range of loss.

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

Indemnifications

In connection with certain facility transitions, we provided certain operators with indemnifications.  As of June 30, 2019, our maximum funding commitment under these indemnifications approximates $17.3 million. Claims against these indemnifications may occur within 18 months to 72 months of the transition date. These indemnifications were provided to these operators upon transition and would be utilized in the event that the prior operators do not perform under their transition agreements. The Company does not expect to fund a material amount under these indemnification agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities and other capital improvements. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2019, are outlined in the table below (in thousands):

Total commitments	$581,813
Amounts funded to date (1)	(432,455)
Remaining commitments	$149,358
(1)	Includes finance costs.

NOTE 17 – EARNINGS PER SHARE/UNIT

The computation of basic earnings per share/unit (“EPS” or “EPU”) is computed by dividing net income available to common stockholders/Omega OP Unit holders by the weighted-average number of shares of common stock/Omega OP Units outstanding during the relevant period. Diluted EPS/EPU is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares/Omega OP Units plus the effect of dilutive common equivalent shares/units during the respective period. Dilutive common shares/Omega OP Units reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including restricted stock and profit interest units, performance restricted stock and profit interest units and the assumed issuance of additional shares related to Omega OP Units held by outside investors. Dilutive Omega OP Units reflect the assumed issuance of additional Omega OP Units pursuant to certain of our share-based compensation plans, including, restricted stock and profit interest units and performance restricted stock and profit interest units.

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income	$75,671	$81,986	$147,853	$169,919
Less: net income attributable to noncontrolling interests	(2,530)	(3,450)	(5,010)	(7,163)

Net income available to common stockholders/Omega OP Unit holders	$73,141	$78,536	$142,843	$162,756
Denominator:
Denominator for basic earnings per share	211,569	199,497	208,064	199,204
Effect of dilutive securities:
Common stock equivalents	1,592	197	1,640	167
Noncontrolling interest – Omega OP Units	7,318	8,766	7,298	8,768
Denominator for diluted earnings per share/unit	220,479	208,460	217,002	208,139

Earnings per share/unit - basic:
Net income available to common stockholders/Omega OP Unit holders	$0.35	$0.39	$0.69	$0.82
Earnings per share/unit – diluted:
Net income	$0.34	$0.39	$0.68	$0.82

	Omega OP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income	$75,671	$81,986	$147,853	$169,919

Denominator:
Denominator for basic earnings per unit	218,887	208,263	215,362	207,972
Effect of dilutive securities:
Omega OP Unit equivalents	1,592	197	1,640	167
Denominator for diluted earnings per unit	220,479	208,460	217,002	208,139

Earnings per unit - basic:
Net income available to Omega OP Unit holders	$0.35	$0.39	$0.69	$0.82
Earnings per unit - diluted:
Net income	$0.34	$0.39	$0.68	$0.82

NOTE 18 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$32,766	$10,951
Restricted cash	1,372	2,598
Cash, cash equivalents and restricted cash at end of period	$34,138	$13,549

Supplemental information:
Interest paid during the period, net of amounts capitalized	$102,200	$108,317
Taxes paid during the period	$2,284	$2,072

Non cash investing activities
Non cash acquisition of a business (see Note 2)	$(566,966)	$—
Non cash acquisition of real estate (see Note 2)	(143,174)	(880)
Non cash proceeds from sale of real estate investments	—	53,118
Non cash collection of mortgage principal	11,874	—
Non cash investment of other investments	(25,925)	(11,026)
Non cash proceeds from other investments	149,542	7,000
Non cash proceeds from direct financing lease	4,970	—
Initial non cash right of use asset - ground leases	5,593	—
Initial non cash lease liability - ground leases	(5,593)	—
Total	$(569,679)	$48,212

Non cash financing activities
Debt assumed in merger (see Note 2)	$285,100	$—
Stock exchanged in merger (see Note 2)	281,865	—
Change in fair value of cash flow hedges	(7,641)	6,233
Remeasurement of debt denominated in a foreign currency	(720)	(3,100)
Non cash disposition of other long-term borrowings	—	(53,118)
Total	$558,604	$(49,985)

NOTE 19 – SUBSEQUENT EVENT

On July 26, 2019, the Company entered into an agreement to purchase 60 facilities for $735 million consisting of approximately $345 million of cash and the assumption of approximately $390 million (as of August 1, 2019) in mortgage loans guaranteed by the U.S. Department of Housing and Urban Development (“HUD”).  These loans have a blended “all-in” rate (including Mortgage Insurance Premiums) of 3.66% per annum with maturities between September 2046 and December 2051.

The 60 facilities consist of 58 SNFs and two ALFs representing 6,590 operating beds, located in eight states and are leased to two operators in three triple net leases generating approximately $64 million in 2020 annual contractual cash rent.

Completion of the transaction is subject to consent by HUD as well as the satisfaction of customary closing conditions.  No assurance can be given as to when or if (i) HUD’s consent will be obtained, (ii) the closing conditions will be satisfied and (iii) the acquisition will be completed.

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

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities, rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of long-term leases and mortgage agreements. Except for one MOB, all of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income is derived from fixed and variable rate loans to our operators to fund working capital and capital expenditures.  These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of June 30, 2019, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the Omega OP Units.

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

On May 17, 2019, Omega and Omega OP completed their merger with MedEquities Realty Trust, Inc. (“MedEquities”) and its subsidiary operating partnership and the general partner of its subsidiary operating partnership. Pursuant to the Agreement and Plan of Merger, as amended by the First Amendment to the Agreement and Plan of Merger, dated March 26, 2019, (the “Merger Agreement”) Omega acquired MedEquities and MedEquities was merged with and into Omega (the “Merger”) at the effective time of the Merger with Omega continuing as the surviving company. At the effective time, each outstanding share of MedEquities common stock was converted into the right to receive (i) 0.235 of a share of Omega common stock, plus cash in lieu of fractional shares and (ii) $2.00 in cash.  Pursuant to the Merger Agreement, MedEquities declared a special dividend of $0.21 per share of MedEquities common stock (the “Pre-Closing Dividend”) payable to the holders of record of MedEquities common stock as of the trading day immediately prior to the closing date of the Merger, which dividend was payable following the effective time of the Merger together with the cash consideration under the Merger Agreement.

As of June 30, 2019, our portfolio of real estate investments consisted of 949 healthcare facilities, located in 41 states and the U.K. and operated by 75 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.2 billion at June 30, 2019, with approximately 97% of our real estate investments related to long-term care facilities. Our portfolio is made up of 746 SNFs, 117 ALFs, 28 specialty facilities, two medical office buildings, fixed rate mortgages on 45 SNFs, two ALFs and four specialty facilities and five facilities that are closed/held for sale. At June 30, 2019, we also held other investments of approximately $367.2 million, consisting primarily of secured loans to third-party operators of our facilities and $102.8 million of investments in two unconsolidated joint ventures.

As of June 30, 2019 and December 31, 2018, we do not have any material properties or operators with facilities that are not materially occupied.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for three of our active subsidiaries to be treated as TRSs. Two of our TRSs are domestic and are subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of June 30, 2019, one of our domestic TRSs had a net operating loss carry-forward of approximately $5.7 million. The loss carry-forward is fully reserved as of June 30, 2019, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards will be carried forward for no more than 20 years, subject to certain limitations.  In connection with the MedEquities Merger on May 17, 2019, we acquired MedEquities Realty TRS, LLC.  MedEquities Realty TRS, LLC has no assets, liabilities, revenues or expenses and, accordingly, we have no tax accrual or net operating loss carryforward associated with this entity as of June 30, 2019.

For the three months ended June 30, 2019 and 2018, we recorded approximately $0.3 million and $0.2 million, respectively, of state and local income tax provisions.  For the six months ended June 30, 2019 and 2018, we recorded approximately $0.4 million and $0.3 million, respectively, of state and local income tax provisions.  For the three months ended June 30, 2019 and 2018, we recorded approximately $0.5 million and $0.6 million, respectively, of tax provisions for foreign income taxes.  For the six months ended June 30, 2019 and 2018, we recorded approximately $1.1 million and $1.0 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

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

Healthcare Reform.  A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). The current administration has brought several Congressional efforts to repeal and replace the Affordable Care Act.  We expect additional rules, regulations and judicial interpretations in response to legal and other constitutional challenges to be issued that may materially affect our operators’ financial condition and operations.  Even if the Healthcare Reform Law is not ultimately amended or repealed, the current administration or Congress could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the current administration that would impact the current implementation of the Healthcare Reform Law remains uncertain. Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended or repealed.

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

Medicaid.  State budgetary concerns, coupled with the implementation of rules under the Healthcare Reform Law, or prospective changes to the Healthcare Reform Law under the current administration or Congress, may result in significant changes in healthcare spending at the state level. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients could adversely affect our operators’ results of operations and financial condition, which in turn could negatively impact us.

In the state of Florida, the average Medicaid reimbursement rate for SNFs decreased 4.5% effective July 1, 2019, resulting from the loss of one-time discretionary funding applied to October 1, 2018 Florida Medicaid reimbursement rates to cover the impact of hold-harmless provisions in the new, price-based Prospective Payment System (“PPS”) enacted by Florida at that time.  However, the net impact of this rate decrease was to revert the average rate approximately to the pre-PPS, cost-based level as of September 30, 2018, which we believe operators can generally address with operational adjustments to maintain coverage levels.  A smaller discretionary increase effective October 1, 2019 will  increase the average rate by 0.7%.  When the transition hold-harmless provisions expire on September 30, 2021, the PPS rates will no longer be dependent on discretionary funding levels. At June 30, 2019, 9% of our investments were in Florida.

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

Office of the Inspector General Activities.  Beginning June 15, 2017, the Office of Inspector General (“OIG”) began updating its Work Plan website monthly in order to enhance transparency around the OIG’s continuous work planning efforts.  The OIG reported in its January 2018 update that it would review the quality of care provided to Medicare beneficiaries, including elders and disabled persons, who are being treated at inpatient and outpatient medical facilities for conditions that may be the result of abuse or neglect. The OIG referenced prior reviews which indicated problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes, and skilled nursing facilities.  The OIG additionally included a review of the staffing levels reported by SNFs as part of its August 2018 and February 2019 updates, as well as a continuing review of involuntary transfers and discharges from nursing homes in its June 2019 updates.  The OIG is continuing to review whether ambulance services paid by Medicare Part B were appropriately subject to Part A SNF consolidated billing requirements.

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

Several of our operators have responded to subpoenas and other requests for information regarding their operations in connection with inquiries by the Department of Justice or other regulatory agencies.  In addition, MedEquities Realty Trust, Inc., which we acquired in May 2019, has responded to a Civil Investigative Demand from the Department of Justice in connection with Lakeway Regional Medical Center. See Note 16 – Commitments and Contingencies in the Financial Statements - Part I, Item 1 hereto.

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

General and Professional Liability.  Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits challenging the validity of arbitration agreements in long term care settings. As set forth in the recent conditions of participation final rule issued on October 4, 2016, CMS prohibited pre-dispute arbitration agreements between SNFs and residents effective November 28, 2016, thereby increasing potential liabilities for SNFs and long-term care providers.  Subsequently, the authority of CMS to restrict the rights of these parties to arbitrate was challenged by litigation in various jurisdictions, and enforcement by CMS was suspended on November 7, 2016 following the issuance of a preliminary injunction by the U.S. District Court for the Northern District of Mississippi.  In a reversal from its previous position, CMS issued a proposed rule on June 5, 2017 that would lift the ban on pre-dispute arbitration agreements in the long-term care setting.  The final rule issued by CMS on July 16, 2019 lifted the ban on pre-dispute arbitration agreements offered to residents at the time of admission, but prohibits providers from requiring residents to sign them as a condition for receiving care. The final rule also mandates that providers specifically inform residents or their representatives that they are not required to agree to a binding arbitration agreement. Further, the agreement must specifically grant residents the explicit right to rescind the agreement within thirty (30) calendar days of signing it.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2018.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes.  Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There have been no changes to our critical accounting policies or estimates since December 31, 2018, except for the changes that resulted from the adoption of the new lease accounting standard on January 1, 2019, as discussed in detail in Note 1 – Basis of Presentation and Significant Accounting Policies, section “Accounting Pronouncements Adopted in 2019” of these unaudited consolidated financial statements under Part 1, Item 1 of this report and the accompanying discussion of the new lease accounting guidance below.  See also Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). In 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Leases (Topic 842): Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These standards are collectively referred to herein as Topic 842 and set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales type leases, direct financing leases and operating leases. Topic 842 was adopted by us on January 1, 2019 using the modified retrospective method. Upon adoption, we applied the package of practical expedients that allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method, which allowed us to initially apply Topic 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of equity in the period of adoption, although we did not record an adjustment as of January 1, 2019.  During the three months ended June 30, 2019, we made an immaterial adjustment to the equity balance as of April 1, 2019 of approximately $8.5 million to reflect our assessment of the collectability of certain operator’s future contractual lease payments based on the facts and circumstances that existed as of January 1, 2019. Additionally, our leases met the criteria in Topic 842 to not separate non-lease components from the related lease component.  We have elected to exclude sales and other similar taxes from the measurement of lease revenue and expense and we have excluded those costs paid directly by lessees to third parties.

Upon adoption, we recorded total initial non-cash right of use assets and lease liabilities of approximately $11.1 million.  We also began recording variable lease payments as rental income and real estate tax expense for those facilities’ property taxes that we pay directly and are reimbursed by our operators.  For the three and six months ended June 30, 2019, we recorded $2.8 million and $6.6 million, respectively, of rental income and $4.0 million and $7.9 million, respectively, of real estate tax expense in our Consolidated Statements of Operations.  We also began recording rental income and ground lease expense for those assets we lease and are reimbursed by our operators and/or are paid for directly by our operators.  For the three and six months ended June 30, 2019, we recorded $0.2 million and $0.4 million, respectively, of rental income and $0.3 million and $0.5 million, respectively, of ground lease expense in our Consolidated Statements of Operations.

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

Recent Accounting Pronouncements - Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019.  ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842.  We currently expect to adopt the standard using the modified retrospective approach.  We continue to evaluate the impact of adopting ASU 2016-13 on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended June 30, 2019 and 2018

Operating Revenues

Our operating revenues for the three months ended June 30, 2019 totaled $225.3 million, an increase of $5.4 million over the same period in 2018.  The $5.4 million increase was primarily the result of (i) a $12.2 million increase in rental income resulting from the MedEquities Merger, additional revenue from facility acquisitions, facility transitions and lease amendments in 2018 and 2019, and $2.8 million of property tax revenue resulting from the adoption of ASU 2016-02 on January 1, 2019, offset by an approximate $13.0 million decrease due to facility sales and placing operators on a cash basis and (ii) a $2.0 million increase in mortgage income and a $2.0 million increase in other investment income primarily related to the MedEquities Merger and new loans or notes and additional funding to existing operators made throughout 2018 and 2019.  These increases were partially offset by (i) a $0.4 million decrease in miscellaneous income and (ii) a $0.2 million decrease in the direct financing lease income related to a facility sale in the second quarter of 2018.

Operating Expenses

Operating expenses for the three months ended June 30, 2019, totaled $98.5 million, an increase of approximately $14.2 million over the same period in 2018.  The $14.2 million increase was primarily due to: (i) $5.7 million net impairment charges on two facilities in the second quarter of 2019, as compared to a $(1.1) million recovery on impairment of real estate properties in the same period of 2018, (ii) a $4.0 million increase in depreciation expense primarily resulting from the MedEquities Merger and facility acquisitions, (iii) a $4.0 million increase related to real estate tax expense resulting from the adoption of ASU 2016-02 on January 1, 2019 and (iv) a $1.2 million increase in acquisition costs primarily related to the MedEquities Merger.  These increases were partially offset by (i) a $1.4 million decrease in general and administrative expenses and (ii) a $0.6 million decrease in provisions for uncollectible accounts.

Other Income (Expense)

For the three months ended June 30, 2019, total other expenses were $51.0 million, an increase of approximately $1.7 million over the same period in 2018.  The increase was due to $1.3 million change in interest income and other – net primarily related to the change in the fair value of warrants to acquire shares of another public company.

Six Months Ended June 30, 2019 and 2018

Operating Revenues

Our operating revenues for the six months ended June 30, 2019 totaled $449.0 million, an increase of $8.9 million over the same period in 2018.  The $8.9 million increase was primarily the result of a $5.4 million increase in other investment income and a $3.6 million increase in mortgage income.  These increases primarily related to MedEquities Merger, new loans or notes and additional funding to existing operators made throughout 2018 and 2019.  These increases were partially offset by a $0.6 million decrease in the direct financing lease income related to a facility sale in the second quarter of 2018.

Operating Expenses

Operating expenses for the six months ended June 30, 2019, totaled $200.0 million, an increase of approximately $16.1 million over the same period in 2018.  The $16.1 million increase was primarily due to: (i) a $7.9 million increase related to real estate tax expense resulting from the adoption of ASU 2016-02 on January 1, 2019, (ii) a $7.7 million increase in impairment loss on direct financing leases due to lower than expected accounts receivable collections by the Orianna Health Systems (“Orianna”) bankruptcy trustee, (iii) a $4.5 million increase in depreciation expense primarily resulting from the MedEquities Merger and facility acquisitions, (iv) a $4.2 million increase in acquisition costs related to the MedEquities Merger and (v) a $1.9 million increase in impairment on real estate properties.  These increases were partially offset by (i) a $8.4 million decrease in provisions for uncollectible accounts and (ii) a $1.7 million decrease in general and administrative expenses.

Other Income (Expense)

For the six months ended June 30, 2019, total other expenses were $101.0 million, an increase of approximately $2.1 million over the same period in 2018.  The increase was due to $1.6 million change in interest income and other – net primarily related to the change in the fair value of warrants to acquire shares of another public company.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”) for the three months ended June 30, 2019 was $157.2 million compared to $154.5 million for the same period in 2018.  Our Nareit FFO for the six months ended June 30, 2019 was $301.3 million compared to $301.9 million for the same period in 2018.

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

The following table presents our Nareit FFO results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$75,671	$81,986	$147,853	$169,919
Add back loss (deduct gain) from real estate dispositions	267	2,891	264	(14,609)
Add back loss from real estate dispositions - unconsolidated joint ventures	—	640	—	640
	75,938	85,517	148,117	155,950
Elimination of non-cash items included in net income:
Depreciation and amortization	73,637	69,609	144,489	139,970
Depreciation – unconsolidated joint ventures	1,675	1,466	3,047	3,123
Add back (deduct) impairments (recovery) on real estate properties	5,709	(1,097)	5,709	3,817
Add back impairments on real estate properties - unconsolidated joint ventures	—	—	—	608
Add back (deduct) unrealized loss (gain) on warrants	270	(1,021)	(14)	(1,602)
Nareit FFO (a)	$157,229	$154,474	$301,348	$301,866
(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following tables summarized the significant acquisitions that occurred during the first six months of 2019:

	Number of					Total			Building & Site	Furniture	Initial
	Facilities				Country/	Investment		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)					Cash Yield(1)
Q1	1	—	—	—	OH	$11.9	(3)	$1.1	$10.1	$0.7	12.00%
Q2	20	1	11	1	CA, CT, IN, NV, SC, TN, TX	421.4	(2)	40.1	368.7	12.6	10.27%
Q2	7	1	3	—	PA, VA	131.8	(3)	9.9	112.7	9.2	9.35%
Total	28	2	14	1		$565.1		$51.1	$491.5	$22.5
(1)	The cash yield is based on the purchase price.
(2)	The acquisition was accounted for as a business combination. The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed, are subject to adjustment once the analysis is completed. The other acquisitions were accounted for as asset acquisitions.
(3)	Acquired via a deed-in-lieu of foreclosure.

On May 17, 2019, Omega and Omega OP completed the MedEquities Realty Trust Inc. (“MedEquities”) Merger.  In accordance with the Merger Agreement, each share of MedEquities common stock issued and outstanding immediately prior thereto was converted into the right to receive (i) 0.235 of a share of Omega common stock plus the right to receive cash in lieu of any fractional shares of Omega common stock, and (ii) an amount in cash equal to $2.00 (the “Cash Consideration”).  In connection with the MedEquities Merger, we issued approximately 7.5 million shares of Omega common stock and paid approximately $63.7 million of cash consideration to former MedEquities stockholders.  We borrowed approximately $350 million under our existing senior unsecured revolving credit facility to fund the cash consideration and the repayment of MedEquities’ previously outstanding debt.  As a result of the MedEquities Merger, we acquired 33 facilities subject to operating leases, four mortgages, three other investments and an investment in an unconsolidated joint venture.  We also acquired other assets and assumed debt and other liabilities.  Based on the closing price of our common stock on May 16, 2019, the fair value of the consideration exchanged approximated $346 million.

The following table highlights the preliminary fair value of the assets acquired and liabilities assumed on May 17, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate investments	$421,448
Mortgage notes receivable (see Note 7)	108,097
Other investments	19,192
Investment in unconsolidated joint venture	73,907
Cash	4,067
Contractual receivables	1,461
Other assets (1)	32,819
Total investments	660,991
Debt	(285,100)
Accrued expenses and other liabilities (2)	(30,342)
Fair value of net assets acquired	$345,549
(1)Includes approximately $26.8 million in above market lease assets.
(2)Includes approximately $7.5 million in below market lease liabilities.

The MedEquities facilities acquired in 2019 are included in our results of operations from the date of acquisition.  For the period from May 17, 2019 through June 30, 2019, we recognized approximately $7.1 million of total revenue from the assets acquired in connection with the MedEquities Merger.

For the three and six months ended June 30, 2019, we incurred approximately $1.2 million and $4.2 million, respectively, of acquisition related costs associated with the MedEquities Merger.

Investment in Consolidated Joint Venture

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

Investment in Unconsolidated Joint Venture

On May 17, 2019, in connection with the MedEquities Merger, we acquired a 51% ownership interest in Lakeway Realty, L.L.C. (the “Lakeway Partnership”), a joint venture that owns the Lakeway Regional Medical Center (the “Lakeway Hospital”).  The other 49% interest is owned indirectly by a physicians group and a non-physician investor.  The Lakeway Hospital is an acute care hospital located in Lakeway, Texas. The Lakeway Partnership is also a lessor under a ground lease for a medical office building which is part of the Lakeway Hospital campus.  On the merger date, the Company’s ownership interest in the Lakeway Partnership had a preliminary fair value of approximately $73.9 million (subject to the completion of our purchase accounting).  Our investment in the Lakeway Partnership consists primarily of real estate.  We estimated the fair value of the underlying real estate considering the lessees’ purchase option (Level 1) which is discussed in more detail below, third-party appraisals and discounted cash flows associated with the ground lease (Level 3).  Our preliminary initial basis difference of approximately $69.9 million is amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the accompanying Consolidated Statements of Operations.  We account for our investment in this joint venture using the equity method.  The accounting policies for this unconsolidated joint venture are the same as those of the Company.

The Company also acquired a first mortgage lien issued to Lakeway Partnership in the original principal amount of approximately $73.0 million bearing interest at 8% per annum based on a 25-year amortization schedule and maturing on March 20, 2025.  We have preliminarily determined the acquisition date fair value of the acquired mortgage is $69.1 million.

The Lakeway Hospital  is leased pursuant to a triple-net lease to Scott & White Hospital – Round Rock (the “Baylor Lessee”), with Baylor University Medical Center (“BUMC”) as guarantor. These entities are part of the Baylor Scott & White Health system.  The lease provides that, commencing after completion of the third year of the lease (effective September 1, 2019) and subject to certain conditions, the Baylor Lessee has the option to purchase the Lakeway Hospital at a price equal to the aggregate base rent payable under the lease for the 12-month period following the date of the written notice from the Baylor Lessee to exercise the purchase option divided by (i) 6.5% if written notice is provided after completion of the third lease year and before completion of the tenth lease year or (ii) 7.0% if written notice is provided any time thereafter. In addition, the Baylor Lessee has a right of first refusal and a right of first offer in the event that the joint venture intends to sell or otherwise transfer Lakeway Hospital.

Other Development

On July 26, 2019, the Company entered into an agreement to purchase 60 facilities for $735 million consisting of approximately $345 million of cash and the assumption of approximately $390 million (as of August 1, 2019) in mortgage loans guaranteed by the U.S. Department of Housing and Urban Development (“HUD”).  These loans have a blended “all-in” rate (including Mortgage Insurance Premiums) of 3.66% per annum with maturities between September 2046 and December 2051.

The 60 facilities consist of 58 SNFs and two ALFs representing 6,590 operating beds, located in eight states and are leased to two operators in three triple net leases generating approximately $64 million in 2020 annual contractual cash rent.

Completion of the transaction is subject to consent by HUD as well as the satisfaction of customary closing conditions.  No assurance can be given as to when or if (i) HUD’s consent will be obtained, (ii) the closing conditions will be satisfied and (iii) the acquisition will be completed.

Asset Held for Sale

As of June 30, 2019, we have four facilities, totaling $4.6 million classified as assets held for sale. We expect to sell these facilities over the next twelve months.

Asset Sales, Impairments, Contractual Receivables and Other Receivables and Lease Inducements and Other

Asset Sales

During the first quarter of 2019, we sold one facility which was previously held for sale at December 31, 2018 for approximately $0.4 million in net cash proceeds recognizing a net gain of approximately $3,000.

During the second quarter of 2019, we sold three facilities subject to operating leases and a parcel of land for approximately $8.6 million in net cash proceeds recognizing a net loss of approximately $0.3 million.

During the second quarter of 2019, the Company reached an agreement with Diversicare Healthcare Services, Inc. to amend its master lease to terminate operations of ten nursing facilities located in Kentucky. We will concurrently sell the facilities to an unrelated third party for approximately $84.5 million.  The transaction is subject to closing conditions, including but not limited to, state licensure and regulatory approval.  The transaction is expected to become effective in the third quarter of 2019; however, no assurance can be given as to when or if the closing conditions are satisfied and the sale completed.

Impairments

During the second quarter of 2019, we recorded impairments on real estate properties of approximately $7.6 million on two facilities.  Our second quarter 2019 impairments were offset by $1.9 million of insurance proceeds received related to a facility that was destroyed by a storm.

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values. To estimate the fair value of the facilities, we utilized a market approach which considered Level 3 inputs which generally consist of non-binding offers from unrelated third parties and/or broker quotes.

Contractual Receivables and Other Receivables and Lease Inducements

As of June 30, 2019, we have approximately $25.9 million of contractual receivables outstanding. Of the $25.9 million of contractual receivables outstanding, approximately $18.1 million relates to Agemo Holdings LLC (“Agemo” an entity formed in May 2018 to silo the leases and loans formerly held by Signature Healthcare). In addition to the contractual receivables, we have approximately $45.1 million of straight-line rent receivables and/or lease inducements associated with Agemo as of June 30, 2019.  Daybreak Venture LLC (“Daybreak”) is on a cash basis of accounting for purposes of revenue recognition, see additional discussion below. For the three months ended June 30, 2019 and 2018, we recorded approximately $21.3 million and $22.9 million of rental income, respectively, and $1.1 million and $0.8 million, respectively, of other investment income from these operators.  For the six months ended June 30, 2019 and 2018, we recorded approximately $41.5 million and $42.2 million of rental income, respectively, and $2.1 million and $1.5 million, respectively, of other investment income from these operators.

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

On January 16, 2019, the Bankruptcy Court confirmed Orianna’s plan, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio.  In January 2019, we reclassified our net investment in direct financing lease of $115.8 million from the Trust to other assets on our Consolidated Balance Sheet.  For the period from January 16, 2019 through June 30, 2019, we received approximately $88 million from the Trust as a partial liquidation including approximately $2.0 million during the three months ended June 30, 2019.

In March 2019, we received updated information from the Trust indicating diminished collectability of the accounts receivable owed to us.  As a result, we recorded an additional $7.7 million allowance during the three months ended March 31, 2019, reducing our remaining receivable from the Trust to approximately $21.1 million as of March 31, 2019.  As of June 30, 2019, our remaining receivable from the Trust is $19.1 million.  As of June 30, 2019, the Trust was comprised of $20.7 million of cash and accounts receivable, net of an estimated allowance, of $4.2 million.  We expect that the aggregate of such amounts will be used to pay estimated costs of $5.9 million to other creditors and to wind down the Trust, with the remainder paid to us.  The amount payable to us is contingent upon the collection of the accounts receivable balances and the estimated costs to wind down the Trust. These amounts are estimated and remain subject to change. Such changes could be different than the currently estimated amounts and such differences could have a material impact on our financial statements.

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

On January 30, 2019, we entered into a Second Amendment to Settlement and Forbearance Agreement under which we agreed to defer approximately $4.2 million of rent in the fourth quarter of 2018 and approximately $2.5 million (or approximately one month’s rent) in each of the first two quarters of 2019.  With the exception of $1.1 million in required real estate tax escrows, Daybreak met their contractual payment obligations through the second quarter of 2019.  However, continued pressures on overall occupancy, Medicare census, labor costs and a low Medicaid rate in the state of Texas have resulted in tighter liquidity for Daybreak.

Confronted with these challenges, we recently engaged a third party consultant to provide a comprehensive review of Daybreak’s overall operations, provide commentary and recommendations for improvement opportunities, and provide a long range forecast of Daybreak’s future cash flow expectations.  While the results of our consultants’ findings are not yet final, we have reduced our expectations for future quarterly cash rent receipts from Daybreak for the foreseeable future.

It is important to point out that this remains a work-in-progress and does not reflect our long-term view as to the intrinsic value of the Daybreak portfolio and its ability to generate cash flow and rent to the Company.

While many of our Texas operators are challenged by Texas’ low Medicaid rate and the continued labor pressures, Daybreak is further challenged by their widespread geographical footprint across the state, its lack of a presence in other states with more favorable reimbursement and their concentration in rural localities which results in a limited Medicare/Medicaid quality-mix and lower occupancy. While the third quarter of 2019 is expected to be particularly challenging for Daybreak, we expect that Daybreak will benefit from several known factors in the fourth quarter, including, (i) the addition of 26 Omega facilities into the Texas quality incentive payment program (“QIPP”), (ii) the implementation of PDPM and (iii) the 2.4% Medicare rate increase.  The QIPP benefit will begin on September 1, 2019 and PDPM and the Medicare rate increase will begin on October 1, 2019.

The Company continues to closely monitor the performance of all of its operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At June 30, 2019, we had total assets of $9.1 billion, total equity of $4.1 billion and debt of $4.8 billion, representing approximately 54.1% of total capitalization.

Financing Activities and Borrowing Arrangements

In connection with the MedEquities Merger on May 17, 2019, we assumed a $125.0 million term loan and outstanding borrowings of $160.1 million under MedEquities’ previous revolving credit facility.  We repaid the total outstanding balance on both the term loan and the revolving credit facility and terminated the related agreements on May 17, 2019.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of June 30, 2019 and December 31, 2018, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

$500 Million Equity Shelf Program

For the three months ended June 30, 2019 and 2018, we issued 0.7 million and 0.9 million, respectively, shares of our common stock at an average price of $35.90 and $30.19 per share, respectively, net of issuance costs, generating net proceeds of $26.3 million and $27.5 million, respectively, under our $500 million Equity Shelf Program.  For the six months ended June 30, 2019 and 2018, we issued 3.0 million and 0.9 million, respectively, shares of our common stock at an average price of $34.82 and $30.16 per share, respectively, net of issuance costs, generating net proceeds of $102.9 million and $27.5 million, respectively, under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended June 30, 2019 and 2018, we issued approximately 0.6 million and 0.8 million, respectively, shares of our common stock at an average price of $37.02 and $29.22 per share, respectively, per share through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $21.8 million and $22.2 million, respectively.  For the six months ended June 30, 2019 and 2018, we issued approximately 1.5 million and 0.9 million, respectively, shares of our common stock at an average price of $36.52 and $28.55 per share, respectively, per share through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $54.1 million and $27.1 million, respectively.

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

For the six months ended June 30, 2019, we paid dividends of approximately $273.8 million, to our common stockholders.  On the 15th of February and May 2019, we paid dividends of $0.66 per outstanding common share to common stockholders of record as of last business day of January and April 2019, respectively.  For the six months ended June 30, 2019, Omega OP paid distributions of approximately $12.1 million to holders of Omega OP Units other than Omega.  The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

We regularly review our liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

●	normal recurring expenses;
●	debt service payments;
●	capital improvement programs;
●	common stock dividends; and
●	growth through acquisitions of additional properties.

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

Cash, cash equivalents and restricted cash totaled $34.1 million as of June 30, 2019, an increase of $22.5 million as compared to the balance at December 31, 2018. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $265.4 million of net cash flow for the six months ended June 30, 2019, as compared to $217.2 million for the same period in 2018, an increase of $48.2 million which is primarily due to a $50.0 million payment to one of our operators to acquire a portion of their in-the-money purchase option of which approximately $28.4 million was recorded as a lease inducement during the first quarter of 2018.

Investing Activities – Net cash flow from investing activities was an outflow of $15.0 million for the six months ended June 30, 2019, as compared to an outflow of $6.3 million for the same period in 2018.  The $8.8 million change in cash flow from investing activities related primarily to (i) a $123.9 million increase in other investments – net, (ii) a $73.3 million increase in proceeds from sale of direct financing lease assets, (iii) a $46.3 million decrease in real estate acquisitions and (iv) a $64.6 million increase in mortgages – net.  Offsetting these changes were primarily: (i) a $212.9 million decrease in proceeds from sale of real estate investments, (ii) a $59.6 million increase in cash paid to complete the MedEquities Merger, (iii) a $24.5 million acquisition related deposit, (iv) a $11.7 million increase in investments in construction in progress in 2019, as compared to the same period in 2018 and (v) a $5.4 million increase in capital renovation programs in 2019 compared to the same period of 2018.

Financing Activities – Net cash flow from financing activities was an outflow of $227.8 million for the six months ended June 30, 2019, as compared to an outflow of $294.1 million for the same period in 2018.  The $66.3 million change in cash from financing activities was primarily related to (i) a $75.4 million increase in cash proceeds from the issuance of common stock in 2019, as compared to the same period in 2018, (ii) a $27.1 million increase in net proceeds from our dividend reinvestment plan in 2019, as compared to the same period in 2018 and (iii) a $4.3 million increase in other long-term borrowings – net, offset by (i) a $28.1 million increase in our credit facility borrowings – net and (ii) a $10.8 million increase in dividends paid.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2019, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In connection with the preparation of this Form 10-Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega and Omega OP (for purposes of this Item 4, the “Companies”) as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of June 30, 2019.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 16 – Commitments and Contingencies in the Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

In addition to the risk factors previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, investors should carefully consider the following additional or revised risk factors.  This risk should be read in conjunction with the risk factors set forth in our 2018 Form 10-K and the other information contained in this report and our other filings with the Securities and Exchange Commission.

Our investments in a consolidated joint venture and unconsolidated joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners, and our exposure to potential losses from the actions of our joint venture partners.

As of June 30, 2019, we own a parcel of land through a consolidated joint venture with the intention of building a MOB. As of June 30, 2019, we also have an approximate 15% ownership interests in an unconsolidated joint venture that owns 51 SNFs and a 51% interest in an unconsolidated joint venture that owns an acute care hospital. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

●	We may be unable to take actions that are opposed by our joint venture partners under arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property;
●	For joint ventures in which we have a noncontrolling interest, our joint venture partners may take actions that we oppose;
●	Our ability to sell or transfer our interest in a joint venture to a third party may be restricted if we fail to obtain the prior consent of our joint venture partners;
●	Our joint venture partners may become bankrupt or fail to fund their share of required capital contributions, which could delay construction or development of a property or increase our financial commitment to the joint venture;
●	Our joint venture partners may have business interests or goals with respect to a property that conflict with our business interests and goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;
●	Disagreements with our joint venture partners could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and
●	We may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments.

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

The intention to withdraw began a two-year negotiating period to establish the withdrawal terms. Even if no agreement is reached, the U.K.’s separation still becomes effective if either the U.K. passes legislation to withdraw its previous notification of its intent to withdraw or unless all E.U. members unanimously agree on an extension. Negotiations have commenced to determine the future terms of the U.K. relationship with the E.U., including, among other things, a transition period for implementation of the withdrawal and the terms of trade between the U.K. and the E.U. The U.K. will remain a member of the European Union until the date on which a withdrawal agreement comes into force or, failing that, October 31, 2019, unless another extension is agreed to by the parties.

The effects of Brexit will depend on many factors, including the nature of any agreements that the U.K. makes to retain access to E.U. single markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. In a “hard Brexit” scenario, there could be increased costs from re-imposition of tariffs on trade between the U.K. and E.U., shipping delays because of the need for customs inspections and procedures (which may be severe in the near term given the lack of infrastructure or preparedness for such inspections and procedures), and temporary shortages of certain goods. In addition, trade and investment between the U.K., the E.U., the United States and other countries will be impacted by the fact that the U.K. currently operates under the E.U.’s tax treaties. The U.K. will need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. In addition, the uncertainty related to Brexit has caused foreign exchange rate fluctuations in the past, including the strengthening of the U.S. dollar relative to the Euro and British Pound Sterling immediately following the announcement of Brexit. The implementation of, or further developments with respect to, Brexit could further impact foreign exchange rates, which could materially adversely affect our business, financial condition and results of operations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2019, Omega issued an aggregate of 251,679 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Item 5– Other Information

On August 2, 2019, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of Omega adopted a retirement policy for executive officers.  Under the policy, subject to certain limitations, an officer who retires on or after reaching age 62 and performing 10 years of service will be eligible for prorated vesting of earned performance-based long-term equity incentives, 100% vesting of time-based long-term equity incentives and payment of the earned annual cash incentive.  The officer must give at least 6 months advance notice of retirement to qualify.  The policy applies to incentives with a grant date on or after January 1, 2020.  The Compensation Committee reserved the right to amend or terminate the policy, but such action may not adversely affect an officer’s rights under then outstanding incentives.

For the performance-based long-term equity incentives, the actual achievement of the performance goals will be determined at the end of the performance period in the same manner as for officers who remain employed by Omega.  If the officer retires before the end of the performance period, the officer will vest in a prorated portion of the earned incentive based on the number of days employed by Omega during the performance period.  If the officer retires after the end of the performance period, the officer will be 100% vested in the earned incentive.  For the time-based long-term equity incentives, as a condition of vesting, the officer’s date of retirement cannot be before December 31 of the year in which the grant is made.  For the annual cash incentive, achievement of the performance goals will be determined at the end of the performance period in the same manner as for officers who remain employed by Omega, and as a condition of payment of the earned incentive, the date of retirement must occur on or after the last day of the performance period.

As a condition of vesting and payment, the retired officer must comply until the date payment is made with the non-competition and non-solicitation provisions in the retired officer’s employment agreement, the applicable award agreement, the annual cash incentive program or as may be otherwise applicable and the obligations in the retired officer’s intellectual property and invention assignment agreement. All incentives payable to a retired officer will be paid on the same schedule as applies to officers who continue in Omega’s employment.

Item 6–Exhibits

Exhibit No.

10.1	Form of 2019 Employment Agreement Amendments for the Company’s executive officers (Fourth Amendment).*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: August 8, 2019	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: : August 8, 2019	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date: : August 8, 2019	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: : August 8, 2019	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer