Form 10-Q
period 2019-09-30
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2019-11-08
CIK 888491, 1639315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Omega Healthcare Investors, Inc. ☐	OHI Healthcare Properties Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Omega Healthcare Investors, Inc. Yes ☐	No ⌧	OHI Healthcare Properties Limited Partnership Yes ☐	No ⌧

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of November 1, 2019

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	218,501,801

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” mean Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” mean OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP.

Parent directly owned approximately 97% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at September 30, 2019. Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement. The management of Parent consists of the same members as the management of Omega OP.

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

The presentations of debt and related interest, including amounts accrued, stockholders’ equity, owners’ equity and noncontrolling interests, are the main areas of difference between the consolidated financial statements of Omega and Omega OP. The differences between debt, stockholders’ equity and owners’ equity result from differences in the debt or equity issued at the Parent and Omega OP levels. With respect to owners’ equity, the units held by the partners in Omega OP other than the Parent are accounted for as owners’ equity in Omega OP’s financial statements and as noncontrolling interests in Omega’s financial statements. Although classified differently, total debt and equity of Omega and Omega OP are the same.

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

In order to highlight the differences between Omega and Omega OP, the separate sections in this report for Omega and Omega OP specifically refer to Omega and Omega OP. In the sections that combine disclosure of Omega and Omega OP, this report refers to “we” and “us” and actions or holdings as being “our” actions or holdings. Although Omega OP and its subsidiaries hold all of our assets, we believe that reference to “we,” “us” or “our” in this context is appropriate because the business is one enterprise and we operate substantially all of our business through Omega OP.

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$8,262,290	$7,746,410
Less accumulated depreciation	(1,729,844)	(1,562,619)
Real estate investments – net	6,532,446	6,183,791
Investments in direct financing leases – net	11,711	132,262
Mortgage notes receivable – net	778,750	710,858
	7,322,907	7,026,911
Other investments	402,155	504,626
Investments in unconsolidated joint ventures	96,778	31,045
Assets held for sale – net	2,181	989
Total investments	7,824,021	7,563,571

Cash and cash equivalents	40,860	10,300
Restricted cash	1,372	1,371
Contractual receivables – net	27,617	33,826
Other receivables and lease inducements	355,410	313,551
Goodwill	643,456	643,950
Other assets	103,458	24,308
Total assets	$8,996,194	$8,590,877

LIABILITIES AND EQUITY
Revolving line of credit	$—	$313,000
Term loans – net	794,863	898,726
Secured borrowing	2,275	—
Senior notes and other unsecured borrowings – net	3,822,115	3,328,896
Accrued expenses and other liabilities	282,477	272,172
Deferred income taxes	11,002	13,599
Total liabilities	4,912,732	4,826,393

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 218,478 shares as of September 30, 2019 and 202,346 as of December 31, 2018	21,847	20,235
Common stock – additional paid-in capital	5,671,127	5,074,544
Cumulative net earnings	2,403,896	2,130,511
Cumulative dividends paid	(4,156,613)	(3,739,197)
Accumulated other comprehensive loss	(58,272)	(41,652)
Total stockholders’ equity	3,881,985	3,444,441
Noncontrolling interest	201,477	320,043
Total equity	4,083,462	3,764,484
Total liabilities and equity	$8,996,194	$8,590,877

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Rental income	$202,470	$192,276	$589,464	$579,075
Income from direct financing leases	258	264	777	1,374
Mortgage interest income	19,796	18,396	56,762	51,809
Other investment income	9,989	10,259	33,036	27,883
Miscellaneous income	682	657	2,123	1,791
Total operating revenues	233,195	221,852	682,162	661,932

Expenses
Depreciation and amortization	76,696	70,711	221,185	210,681
General and administrative	13,762	14,240	43,770	45,952
Real estate taxes	3,921	—	11,833	—
Acquisition and merger related costs	887	—	5,072	—
Impairment on real estate properties	3,836	22,868	9,545	26,685
Impairment on direct financing leases	—	—	7,700	15
(Recovery) provision for uncollectible accounts	—	(2,000)	—	6,363
Total operating expenses	99,102	105,819	299,105	289,696

Other operating income (loss)
Gain (loss) on assets sold – net	53,067	(5,361)	52,803	9,248
Operating income	187,160	110,672	435,860	381,484

Other income (expense)
Interest income and other – net	(25)	(1,214)	121	496
Interest expense	(49,878)	(47,764)	(146,358)	(143,857)
Interest – amortization of deferred financing costs	(2,277)	(2,238)	(6,753)	(6,723)
Realized gain (loss) on foreign exchange	23	27	(146)	20
Total other expense	(52,157)	(51,189)	(153,136)	(150,064)

Income from continuing operations	135,003	59,483	282,724	231,420
Income tax expense	(483)	(804)	(1,951)	(2,185)
Income (loss) from unconsolidated joint ventures	8,428	383	10,028	(254)
Net income	142,948	59,062	290,801	228,981
Net income attributable to noncontrolling interest	(4,208)	(2,456)	(9,218)	(9,619)
Net income available to common stockholders	$138,740	$56,606	$281,583	$219,362

Earnings per common share/unit available to common stockholders:
Basic:
Net income available to common stockholders	$0.64	$0.28	$1.33	$1.10
Diluted:
Net income	$0.63	$0.28	$1.32	$1.10

Weighted-average shares outstanding, basic	217,818	200,910	211,315	199,773
Weighted-average shares outstanding, diluted	226,513	210,437	220,171	208,905

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$142,948	$59,062	$290,801	$228,981
Other comprehensive (loss) income:
Foreign currency translation	(7,952)	(3,518)	(9,243)	(9,802)
Cash flow hedges	169	1,196	(7,918)	7,472
Total other comprehensive loss	(7,783)	(2,322)	(17,161)	(2,330)
Comprehensive income	135,165	56,740	273,640	226,651
Comprehensive income attributable to noncontrolling interest	(3,978)	(2,359)	(8,677)	(9,521)
Comprehensive income attributable to common stockholders	$131,187	$54,381	$264,963	$217,130

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended September 30, 2019 and 2018

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Loss	Equity	Interest	Equity
Balance at June 30, 2019	$21,608	$5,580,042	$2,265,156	$(4,013,116)	$(50,719)	$3,802,971	$249,535	$4,052,506
Stock-based compensation expense	—	2,921	—	—	—	2,921	—	2,921
Vesting/exercising of equity compensation plan, net of tax withholdings	2	(655)	—	—	—	(653)	—	(653)
Dividend reinvestment and stock purchase plan	100	37,642	—	—	—	37,742	—	37,742
Deferred compensation directors	—	56	—	—	—	56	—	56
Equity Shelf Program	12	4,163	—	—	—	4,175	—	4,175
Vesting/exercising of Omega OP Units	—	(2,029)	—	—	—	(2,029)	2,029	—
Common dividends declared ($0.66 per share)	—	—	—	(143,497)	—	(143,497)	—	(143,497)
Conversion and redemption of Omega OP Units to common stock	125	48,987	—	—	—	49,112	(49,112)	—
Omega OP Units distributions	—	—	—	—	—	—	(4,953)	(4,953)
Comprehensive income:
Foreign currency translation	—	—	—	—	(7,718)	(7,718)	(234)	(7,952)
Cash flow hedges	—	—	—	—	165	165	4	169
Net income	—	—	138,740	—	—	138,740	4,208	142,948
Total comprehensive income								135,165
Balance at September 30, 2019	$21,847	$5,671,127	$2,403,896	$(4,156,613)	$(58,272)	$3,881,985	$201,477	$4,083,462

Balance at June 30, 2018	$20,033	$4,997,329	$2,011,689	$(3,473,406)	$(30,157)	$3,525,488	$328,827	$3,854,315
Stock-based compensation expense	—	3,962	—	—	—	3,962	—	3,962
Dividend reinvestment and stock purchase plan	31	9,823	—	—	—	9,854	—	9,854
Deferred compensation directors	—	57	—	—	—	57	—	57
Equity Shelf Program	—	(307)	—	—	—	(307)	—	(307)
Common dividends declared ($0.66 per share)	—	—	—	(132,775)	—	(132,775)	—	(132,775)
Conversion and redemption of Omega OP Units to common stock	5	1,680	—	—	—	1,685	(1,685)	—
Omega OP Units distributions	—	—	—	—	—	—	(5,880)	(5,880)
Comprehensive income:
Foreign currency translation	—	—	—	—	(3,371)	(3,371)	(147)	(3,518)
Cash flow hedges	—	—	—	—	1,146	1,146	50	1,196
Net income	—	—	56,606	—	—	56,606	2,456	59,062
Total comprehensive income								56,740
Balance at September 30, 2018	$20,069	$5,012,544	$2,068,295	$(3,606,181)	$(32,382)	$3,462,345	$323,621	$3,785,966

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2019 and 2018

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Loss	Equity	Interest	Equity
Balance at December 31, 2018	$20,235	$5,074,544	$2,130,511	$(3,739,197)	$(41,652)	$3,444,441	$320,043	$3,764,484
Cumulative effect of accounting change	—	—	(8,198)	—	—	(8,198)	(292)	(8,490)
Balance at March 31, 2019	20,235	5,074,544	2,122,313	(3,739,197)	(41,652)	3,436,243	319,751	3,755,994
Grant of restricted stock to company directors	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	11,031	—	—	—	11,031	—	11,031
Vesting/exercising of equity compensation plan, net of tax withholdings	13	(3,623)	—	—	—	(3,610)	—	(3,610)
Dividend reinvestment and stock purchase plan	248	91,597	—	—	—	91,845	—	91,845
Deferred compensation directors	—	164	—	—	—	164	—	164
Equity Shelf Program	307	106,737	—	—	—	107,044	—	107,044
Issuance of common stock - merger related	748	280,880	—	—	—	281,628	—	281,628
Common dividends declared ($1.98 per share)	—	—	—	(417,416)	—	(417,416)	—	(417,416)
Vesting/exercising of OP units	—	(4,429)	—	—	—	(4,429)	4,429	—
Conversion and redemption of Omega OP Units to common stock	294	114,228	—	—	—	114,522	(114,522)	—
Omega OP Units distributions	—	—	—	—	—	—	(17,086)	(17,086)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Comprehensive income:
Foreign currency translation	—	—	—	—	(8,970)	(8,970)	(273)	(9,243)
Cash flow hedges	—	—	—	—	(7,650)	(7,650)	(268)	(7,918)
Net income	—	—	281,583	—	—	281,583	9,218	290,801
Total comprehensive income								273,640
Balance at September 30, 2019	$21,847	$5,671,127	$2,403,896	$(4,156,613)	$(58,272)	$3,881,985	$201,477	$4,083,462

Balance at December 31, 2017	$19,831	$4,936,302	$1,839,356	$(3,210,248)	$(30,150)	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change	—	—	9,577	—	—	9,577	423	10,000
Balance at January 1, 2018	19,831	4,936,302	1,848,933	(3,210,248)	(30,150)	3,564,668	333,590	3,898,258
Grant of restricted stock to company directors	4	(4)	—	—	—	—	—	—
Stock-based compensation expense	—	12,107	—	—	—	12,107	—	12,107
Vesting/exercising of equity compensation plan, net of tax withholdings	9	(1,663)	—	—	—	(1,654)	—	(1,654)
Dividend reinvestment and stock purchase plan	126	36,778	—	—	—	36,904	—	36,904
Deferred compensation directors	3	191	—	—	—	194	—	194
Equity Shelf Program	91	27,111	—	—	—	27,202	—	27,202
Common dividends declared ($1.98 per share)	—	—	—	(395,933)	—	(395,933)	—	(395,933)
Conversion of Omega OP Units to common stock	5	1,722	—	—	—	1,727	—	1,727
Redemption of Omega OP Units to common stock	—	—	—	—	—	—	(1,845)	(1,845)
Omega OP Units distributions	—	—	—	—	—	—	(17,645)	(17,645)
Comprehensive income:
Foreign currency translation	—	—	—	—	(9,390)	(9,390)	(412)	(9,802)
Cash flow hedges	—	—	—	—	7,158	7,158	314	7,472
Net income	—	—	219,362	—	—	219,362	9,619	228,981
Total comprehensive income								226,651
Balance at September 30, 2018	$20,069	$5,012,544	$2,068,295	$(3,606,181)	$(32,382)	$3,462,345	$323,621	$3,785,966

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$290,801	$228,981
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,185	210,681
Impairment on real estate properties	13,220	31,860
Impairment on direct financing leases	7,700	15
Provision for uncollectible accounts	—	6,363
Provision for rental income	10,970	—
Interest - amortization of deferred financing costs	6,753	6,723
Accretion of direct financing leases	6	89
Stock-based compensation expense	11,519	12,107
Gain on assets sold – net	(52,803)	(9,248)
Amortization of acquired in-place leases – net	(4,673)	(7,518)
Effective yield receivable on mortgage notes	(258)	(889)
Interest paid-in-kind	(5,269)	(4,944)
Change in operating assets and liabilities – net:
Contractual receivables	(156)	2,265
Straight-line rent receivables	(35,592)	(46,787)
Lease inducements	(27,353)	(32,315)
Other operating assets and liabilities	(30,295)	(48,918)
Net cash provided by operating activities	405,755	348,465
Cash flows from investing activities
Acquisition of a business, net of cash acquired	(59,616)	—
Acquisition of real estate	(31,287)	(52,744)
Acquisition deposit	(22,050)	—
Net proceeds from sale of real estate investments	186,011	246,351
Investments in construction in progress	(98,187)	(98,760)
Proceeds from sale of direct financing lease and related trust	88,730	16,947
Placement of mortgage loans	(14,739)	(62,185)
Collection of mortgage principal	43,379	25,612
Distributions from unconsolidated joint ventures in excess of earnings	8,075	4,407
Capital improvements to real estate investments	(39,540)	(24,425)
Receipts from insurance proceeds	6,878	6,911
Investments in other investments	(68,260)	(374,784)
Proceeds from other investments	72,137	162,118
Net cash provided by (used in) investing activities	71,531	(150,552)
Cash flows from financing activities
Proceeds from credit facility borrowings	887,000	1,003,000
Payments on credit facility borrowings	(1,485,100)	(933,000)
Receipts of other long-term borrowings	494,985	—
Payments of other long-term borrowings	(100,000)	(2,049)
Payments of financing related costs	(4,054)	(8)
Receipts from dividend reinvestment plan	91,845	36,904
Payments for exercised options and restricted stock	(3,848)	(1,654)
Net proceeds from issuance of common stock	107,044	27,202
Dividends paid	(417,252)	(395,738)
Noncontrolling members' contributions to consolidated joint venture	228	—
Redemption of Omega OP Units	—	(118)
Distributions to Omega OP Unit Holders	(17,086)	(17,645)
Net cash used in financing activities	(446,238)	(283,106)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(487)	(476)
Increase (decrease) in cash, cash equivalents and restricted cash	30,561	(85,669)
Cash, cash equivalents and restricted cash at beginning of period	11,671	96,808
Cash, cash equivalents and restricted cash at end of period	$42,232	$11,139

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$8,262,290	$7,746,410
Less accumulated depreciation	(1,729,844)	(1,562,619)
Real estate investments – net	6,532,446	6,183,791
Investments in direct financing leases – net	11,711	132,262
Mortgage notes receivable – net	778,750	710,858
	7,322,907	7,026,911
Other investments	402,155	504,626
Investments in unconsolidated joint ventures	96,778	31,045
Assets held for sale – net	2,181	989
Total investments	7,824,021	7,563,571

Cash and cash equivalents	40,860	10,300
Restricted cash	1,372	1,371
Contractual receivables – net	27,617	33,826
Other receivables and lease inducements	355,410	313,551
Goodwill	643,456	643,950
Other assets	103,458	24,308
Total assets	$8,996,194	$8,590,877

LIABILITIES AND OWNERS’ EQUITY
Term loan – net	$74,651	$99,553
Secured borrowing	2,275	—
Accrued expenses and other liabilities	234,693	211,277
Deferred income taxes	11,002	13,599
Intercompany loans payable	4,590,111	4,501,964
Total liabilities	4,912,732	4,826,393

Owners’ Equity:
General partners’ equity	3,881,985	3,444,441
Limited partners’ equity	201,258	320,043
Total owners’ equity	4,083,243	3,764,484
Noncontrolling interest	219	—
Total equity	4,083,462	3,764,484
Total liabilities and equity	$8,996,194	$8,590,877

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Rental income	$202,470	$192,276	$589,464	$579,075
Income from direct financing leases	258	264	777	1,374
Mortgage interest income	19,796	18,396	56,762	51,809
Other investment income	9,989	10,259	33,036	27,883
Miscellaneous income	682	657	2,123	1,791
Total operating revenues	233,195	221,852	682,162	661,932

Expenses
Depreciation and amortization	76,696	70,711	221,185	210,681
General and administrative	13,762	14,240	43,770	45,952
Real estate taxes	3,921	—	11,833	—
Acquisition and merger related costs	887	—	5,072	—
Impairment on real estate properties	3,836	22,868	9,545	26,685
Impairment on direct financing leases	—	—	7,700	15
(Recovery) provision for uncollectible accounts	—	(2,000)	—	6,363
Total operating expenses	99,102	105,819	299,105	289,696

Other operating income (loss)
Gain (loss) on assets sold – net	53,067	(5,361)	52,803	9,248
Operating income	187,160	110,672	435,860	381,484

Other income (expense)
Interest income and other – net	(25)	(1,214)	121	496
Interest expense	(49,878)	(47,764)	(146,358)	(143,857)
Interest – amortization of deferred financing costs	(2,277)	(2,238)	(6,753)	(6,723)
Realized gain (loss) on foreign exchange	23	27	(146)	20
Total other expense	(52,157)	(51,189)	(153,136)	(150,064)

Income from continuing operations	135,003	59,483	282,724	231,420
Income tax expense	(483)	(804)	(1,951)	(2,185)
Income (loss) from unconsolidated joint ventures	8,428	383	10,028	(254)
Net income	142,948	59,062	290,801	228,981
Net loss attributable to noncontrolling interest	9	—	9	—
Net income available to common stockholders	$142,957	$59,062	$290,810	$228,981

Earnings per unit:
Basic:
Net income available to common stockholders	$0.64	$0.28	$1.33	$1.10
Diluted:
Net income	$0.63	$0.28	$1.32	$1.10

Weighted-average Omega OP Units outstanding, basic	224,440	209,625	218,387	208,523
Weighted-average Omega OP Units outstanding, diluted	226,513	210,437	220,171	208,905

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$142,948	$59,062	$290,801	$228,981
Other comprehensive (loss) income:
Foreign currency translation	(7,952)	(3,518)	(9,243)	(9,802)
Cash flow hedges	169	1,196	(7,918)	7,472
Total other comprehensive loss	(7,783)	(2,322)	(17,161)	(2,330)
Comprehensive income	135,165	56,740	273,640	226,651
Comprehensive loss attributable to noncontrolling interest	9	—	9	—
Comprehensive income attributable to common stockholders	$135,174	$56,740	$273,649	$226,651

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

Three Months Ended September 30, 2019 and 2018

Unaudited

(in thousands)

	General	Limited
	Partners’	Partners’	Total	General	Limited
	Omega	Omega	Omega	Partners’	Partners’	Total Owners'	Noncontrolling	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity	Interest	Equity
Balance at June 30, 2019	216,089	7,080	223,169	$3,802,971	$249,307	$4,052,278	$228	$4,052,506
Contributions from partners	2,389	—	2,389	93,353	—	93,353	—	93,353
Distributions to partners	—	—	—	(143,497)	(4,953)	(148,450)	—	(148,450)
Vesting/exercising of Omega OP Units	—	56	56	(2,029)	2,029	—	—	—
Omega OP Unit conversions	—	(1,249)	(1,249)	—	(49,112)	(49,112)	—	(49,112)
Comprehensive income
Foreign currency translation	—	—	—	(7,718)	(234)	(7,952)	—	(7,952)
Cash flow hedges	—	—	—	165	4	169	—	169
Net income	—	—	—	138,740	4,217	142,957	(9)	142,948
Total comprehensive income								135,165
Balance at September 30, 2019	218,478	5,887	224,365	$3,881,985	$201,258	$4,083,243	$219	$4,083,462

Balance at June 30, 2018	200,332	8,766	209,098	$3,525,488	$328,827	$3,854,315	$—	$3,854,315
Contributions from partners	361	—	361	15,251	—	15,251	—	15,251
Distributions to partners	—	—	—	(132,775)	(5,880)	(138,655)	—	(138,655)
Omega OP Unit conversions	—	(51)	(51)	—	(1,685)	(1,685)	—	(1,685)
Comprehensive income
Foreign currency translation	—	—	—	(3,371)	(147)	(3,518)	—	(3,518)
Cash flow hedges	—	—	—	1,146	50	1,196	—	1,196
Net income	—	—	—	56,606	2,456	59,062	—	59,062
Total comprehensive income								56,740
Balance at September 30, 2018	200,693	8,715	209,408	$3,462,345	$323,621	$3,785,966	$—	$3,785,966

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

Nine Months Ended September 30, 2019 and 2018

Unaudited

(in thousands)

	General	Limited
	Partners’	Partners’	Total	General	Limited	Total
	Omega	Omega	Omega	Partners’	Partners’	Owners'	Noncontrolling	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity	Interest	Equity
Balance at December 31, 2018	202,346	8,714	211,060	$3,444,441	$320,043	$3,764,484	$—	$3,764,484
Cumulative effect of accounting change	—	—	—	(8,198)	(292)	(8,490)	—	(8,490)
Balance at March 31, 2019	202,346	8,714	211,060	3,436,243	319,751	3,755,994	—	3,755,994
Contributions from partners	16,132	—	16,132	602,624	—	602,624	—	602,624
Distributions to partners	—	—	—	(417,416)	(17,086)	(434,502)	—	(434,502)
Vesting/exercising of Omega OP Units	—	119	119	(4,429)	4,429	—	—	—
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Omega OP Unit conversions	—	(2,946)	(2,946)	—	(114,522)	(114,522)	—	(114,522)
Comprehensive income
Foreign currency translation	—	—	—	(8,970)	(273)	(9,243)	—	(9,243)
Cash flow hedges	—	—	—	(7,650)	(268)	(7,918)	—	(7,918)
Net income	—	—	—	281,583	9,227	290,810	(9)	290,801
Total comprehensive income								273,640
Balance at September 30, 2019	218,478	5,887	224,365	$3,881,985	$201,258	$4,083,243	$219	$4,083,462

Balance at December 31, 2017	198,309	8,772	207,081	$3,555,091	$333,167	$3,888,258	$—	$3,888,258
Cumulative effect of accounting change	—	—	—	9,577	423	10,000	—	10,000
Balance at January 1, 2018	198,309	8,772	207,081	3,564,668	333,590	3,898,258	—	3,898,258
Contributions from partners	2,384	—	2,384	76,480	—	76,480	—	76,480
Distributions to partners	—	—	—	(395,933)	(17,645)	(413,578)	—	(413,578)
Omega OP Unit conversions	—	(57)	(57)	—	(1,845)	(1,845)	—	(1,845)
Comprehensive income
Foreign currency translation	—	—	—	(9,390)	(412)	(9,802)	—	(9,802)
Cash flow hedges	—	—	—	7,158	314	7,472	—	7,472
Net income	—	—	—	219,362	9,619	228,981	—	228,981
Total comprehensive income								226,651
Balance at September 30, 2018	200,693	8,715	209,408	$3,462,345	$323,621	$3,785,966	$—	$3,785,966

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$290,801	$228,981
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,185	210,681
Impairment on real estate properties	13,220	31,860
Impairment loss on direct financing leases	7,700	15
Provision for uncollectible accounts	—	6,363
Provision for rental income	10,970	—
Interest - amortization of deferred financing costs	6,753	6,723
Accretion of direct financing leases	6	89
Stock-based compensation expense	11,519	12,107
Gain on assets sold – net	(52,803)	(9,248)
Amortization of acquired in-place leases – net	(4,673)	(7,518)
Effective yield receivable on mortgage notes	(258)	(889)
Interest paid-in-kind	(5,269)	(4,944)
Change in operating assets and liabilities – net:
Contractual receivables	(156)	2,265
Straight-line rent receivables	(35,592)	(46,787)
Lease inducements	(27,353)	(32,315)
Other operating assets and liabilities	(30,295)	(48,918)
Net cash provided by operating activities	405,755	348,465
Cash flows from investing activities
Acquisition of a business, net of cash acquired	(59,616)	—
Acquisition of real estate	(31,287)	(52,744)
Acquisition deposit	(22,050)	—
Net proceeds from sale of real estate investments	186,011	246,351
Investments in construction in progress	(98,187)	(98,760)
Proceeds from direct financing lease and related trust	88,730	16,947
Placement of mortgage loans	(14,739)	(62,185)
Collection of mortgage principal	43,379	25,612
Distributions from unconsolidated joint ventures in excess of earnings	8,075	4,407
Capital improvements to real estate investments	(39,540)	(24,425)
Receipts from insurance proceeds	6,878	6,911
Investments in other investments	(68,260)	(374,784)
Proceeds from other investments	72,137	162,118
Net cash provided by (used in) investing activities	71,531	(150,552)
Cash flows from financing activities
Proceeds from intercompany loans payable to Omega	1,381,985	1,003,000
Repayment of intercompany loans payable to Omega	(1,585,100)	(935,049)
Payment of financing related costs incurred by Omega	(4,054)	(8)
Noncontrolling members' contributions to consolidated joint venture	228	—
Equity contributions from general partners	195,041	62,452
Distributions to general partners	(417,252)	(395,738)
Distributions to limited partners	(17,086)	(17,645)
Redemption of Omega OP Units	—	(118)
Net cash used in financing activities	(446,238)	(283,106)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(487)	(476)
Increase (decrease) in cash, cash equivalents and restricted cash	30,561	(85,669)
Cash, cash equivalents and restricted cash at beginning of period	11,671	96,808
Cash, cash equivalents and restricted cash at end of period	$42,232	$11,139

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2019

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of September 30, 2019, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the outstanding Omega OP Units.

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

Our variable interests in VIEs may be in the form of equity ownership, leases, guarantees and/or loans with our operators. We analyze our agreements and investments to determine whether our operators or unconsolidated joint ventures are VIEs and, if so, whether we are the primary beneficiary.

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

As of September 30, 2019, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entity. See Note 6 – Variable Interest Entities.

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

For the three months ended September 30, 2019 and 2018, we recognized impairment on real estate properties of approximately $3.8 million and $22.9 million, respectively.  For the nine months ended September 30, 2019 and 2018, we recognized impairment on real estate properties of $9.5 million and $26.7 million, respectively.

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

We account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans for which impairment reserves were recorded. We utilize the cash basis method for impaired loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loan. Under the cost-recovery method, we apply cash received against the outstanding loan balance prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of September 30, 2019 and December 31, 2018, we had $4.9 million and $108.1 million, respectively, of reserves on our loans. For additional information see Note 3 – Direct Financing Leases and Note 4 – Mortgage Notes Receivable.

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

Foreign Operations

The U.S. dollar (“USD”) is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound (“GBP”). For our consolidated subsidiaries whose functional currency is not the USD, we translate their financial statements into the USD. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in Omega OP’s owners’ equity and Omega’s accumulated other comprehensive loss (“AOCL”), as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interests, if applicable.

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

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At September 30, 2019, $5.3 million of qualifying cash flow hedges were recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets. At December 31, 2018, $4.0 million of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

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

We assess the probability of collecting substantially all payments under our leases based on several factors, including, among other things, payment history of the lessee, the financial strength of the lessee and any guarantors, historical operations and operating trends and current and future economic conditions and expectations of performance.  If our evaluation of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected.  If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.

On a quarterly basis, and more frequently as appropriate, we review our contractual interest receivables, effective yield interest receivables and direct financing lease receivables to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement, if any.

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

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Contractual receivables	$27,617	$34,901
Allowance	—	(1,075)
Contractual receivables – net	$27,617	$33,826

Effective yield interest receivables	$12,999	$12,741
Straight-line rent receivables	264,350	251,166
Lease inducements	78,061	49,644
Other receivables and lease inducements	$355,410	$313,551

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

During the third quarter of 2019, we wrote-off approximately $3.0 million of contractual receivables and straight-line rent receivables to rental income as a result of placing two operators on a cash basis resulting from a change in our evaluation of the collectibility of future rent payments due under the respective lease agreements.

Reclassification

Contractual receivables – net, Other receivables and lease inducements, and Gains on assets sold - net have been reclassified to conform to the current period presentation.

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). In 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Leases (Topic 842): Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These standards are collectively referred to herein as Topic 842 and set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales type leases, direct financing leases and operating leases. Topic 842 was adopted by us on January 1, 2019 using the modified retrospective method. Upon adoption, we applied the package of practical expedients that allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method, which allowed us to initially apply Topic 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of equity in the period of adoption, although we did not record an adjustment as of January 1, 2019.  During the three months ended June 30, 2019, we made an adjustment of approximately $8.5 million to the equity balance as of April 1, 2019 to reflect our assessment of the collectability of certain operator’s future contractual lease payments based on the facts and circumstances that existed as of January 1, 2019. Additionally, our leases met the criteria in Topic 842 to not separate non-lease components from the related lease component.  We have elected to exclude sales and other similar taxes from the measurement of lease revenue and expense and we have excluded those costs paid directly by lessees to third parties.

Upon adoption, we recorded total initial non-cash right of use assets and lease liabilities of approximately $11.1 million. We also began recording variable lease payments as rental income and real estate tax expense for those facilities’ property taxes that we pay directly and are reimbursed by our operators. For the three and nine months ended September 30, 2019, we recorded $3.3 million and $9.8 million, respectively, of rental income and $3.9 million and $11.8 million, respectively, of real estate tax expense in our Consolidated Statements of Operations.  We also began recording rental income and ground lease expense for those assets we lease and are reimbursed by our operators and/or are paid for directly by our operators.  For the three and nine months ended September 30, 2019, we recorded $0.2 million and $0.6 million, respectively, of rental income and $0.3 million and $0.9 million, respectively, of ground lease expense in our Consolidated Statements of Operations.

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

As of
September 30, 2019
(in thousands)

Other assets - right of use assets	$16,218

Accrued expenses and other liabilities – lease liabilities	$16,779

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019
	(in thousands)
Operating lease cost
Lease expense	$579	$1,585
Variable lease expense	31	123
Total lease expense	$610	$1,708

Rental income – ground lease income	$215	$627

Cash paid for amounts included in the measurement of lease liabilities	$461	$1,363
Weighted average remaining lease term (in years)		31
Weighted average discount rate		5.25%

The following amounts reflect the maturities of our operating lease liabilities as of September 30, 2019:

	Future Rental Payments	Accretion of Lease Liability	Total
Remainder of 2019	$587	$(219)	$368
2020	1,844	(842)	1,002
2021	1,518	(796)	722
2022	1,547	(757)	790
2023	1,577	(714)	863
2024	1,607	(666)	941
Thereafter	33,582	(21,489)	12,093
Total	$42,262	$(25,483)	$16,779

Lessor Disclosures

At the inception of the lease and over its term, we evaluate each lease to determine the proper lease classification.  Certain of these leases provide our operators the contractual right to use and economically benefit from all of the physical space specified in the lease, therefore we have determined that they should be evaluated as lease arrangements.

As lessor, our leased real estate properties, represented by 734 SNFs, 114 ALFs, 28 specialty facilities and two medical office buildings at September 30, 2019, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  See Note 2 – Properties and Investments.  As of September 30, 2019, we have determined that all but two of our leases should be accounted for as operating leases. Two leases are accounted for as direct financing leases.  See Note 3 – Direct Financing Leases.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

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

Certain of our operating leases require the operators to reimburse us for property taxes and other expenditures that are not considered components of the lease and therefore no consideration is allocated to them as they do not result in the transfer of a good or service to the operators. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components. We apply Topic 842, to the combined component.  Income derived from our leases is recorded in rental income in our Consolidated Statements of Operations.

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019
	(in thousands)
Interest income – direct financing leases	$258	$777

Rental income – operating leases	199,193	579,621
Variable lease income – operating leases	3,277	9,843
Total lease income	$202,470	$589,464

Real estate tax expense	$3,921	$11,833
General and administrative – ground lease expense	342	866
Total	$4,263	$12,699

The following amounts reflecting the estimated contractual rents due to us for the remainder of the initial terms of our operating leases as of September 30, 2019:

(in thousands)
Remainder of 2019	$195,940
2020	798,757
2021	831,968
2022	809,720
2023	801,373
2024	805,718
Thereafter	4,362,261
Total	$8,605,737

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

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

A summary of our investments in real estate properties subject to operating leases is as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Buildings	$6,486,634	$6,056,820
Land	828,974	786,174
Furniture, fixtures and equipment	471,316	447,610
Site improvements	264,803	250,917
Construction in progress	210,563	204,889
Total real estate investments	8,262,290	7,746,410
Less accumulated depreciation	(1,729,844)	(1,562,619)
Real estate investments – net	$6,532,446	$6,183,791

The following tables summarize the significant acquisitions that occurred during the first nine months of 2019:

	Number of					Total			Building & Site	Furniture	Initial
	Facilities				Country/	Investment		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)					Cash Yield(1)
Q1	1	—	—	—	OH	$11.9	(3)	$1.1	$10.1	$0.7	12.00%
Q2	20	1	11	1	CA, CT, IN, NV, SC, TN, TX	421.6	(2)	40.1	368.9	12.6	10.27%
Q2	7	1	3	—	PA, VA	131.8	(3)	9.9	112.7	9.2	9.35%
Q3	3	—	—	—	NC, VA	24.9		4.2	18.6	2.1	9.50%
Total	31	2	14	1		$590.2		$55.3	$510.3	$24.6
(1)	The cash yield is based on the purchase price.
(2)	The acquisition was accounted for as a business combination. The Company estimated the fair value of the real estate investments acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the real estate investments acquired, as detailed, are subject to adjustment once the analysis is completed. The other acquisitions were accounted for as asset acquisitions.
(3)	Acquired via a deed-in-lieu of foreclosure.

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

The following table highlights the fair value of the assets acquired and liabilities assumed on May 17, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate investments (3)	$421,600
Mortgage notes receivable (see Note 7)	108,097
Other investments	19,192
Investment in unconsolidated joint venture	73,834
Cash	4,067
Contractual receivables	1,461
Other assets (1) (3)	32,819
Total investments	661,070
Debt	(285,100)
Accrued expenses and other liabilities (2)(3)	(30,421)
Fair value of net assets acquired	$345,549
(1)	Includes approximately $26.8 million in above market lease assets.
(2)	Includes approximately $7.5 million in below market lease liabilities.
(3)	With the exception for real estate investments, above market lease assets and below market lease liabilities, the fair value estimates above are final.

The MedEquities facilities acquired in 2019 are included in our results of operations from the date of acquisition. For the three months ended September 30, 2019, we recognized approximately $14.0 million of total revenue from the assets acquired in connection with the MedEquities Merger. For the period from May 17, 2019 through September 30, 2019, we recognized approximately $21.1 million of total revenue from the assets acquired in connection with the MedEquities Merger.

For the three and nine months ended September 30, 2019, we incurred approximately $0.9 million and $5.1 million, respectively, of acquisition and merger related costs associated with the MedEquities Merger.

Pro Forma Acquisition Results

The following unaudited pro forma information presents consolidated financial information as if the MedEquities Merger occurred on January 1, 2018.  In the opinion of management, all significant necessary adjustments to reflect the effect of the merger have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts, unaudited)

Pro forma revenues	$233,195	$236,127	$703,650	$704,757
Pro forma net income	$142,948	$65,899	$301,074	$249,492

Earnings per share – diluted:
Net income – as reported	$0.63	$0.28	$1.32	$1.10
Net income – pro forma	$0.63	$0.30	$1.33	$1.15

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

During the third quarter of 2019, we sold 19 facilities (three were previously held for sale at June 30, 2019 and ten were leased to Diversicare Healthcare Services, Inc. at June 30, 2019) for approximately $177.0 million in net cash proceeds recognizing a net gain of approximately $53.1 million.  In addition, we recorded impairments of approximately $5.7 million on four facilities of which three were subsequently reclassified to assets held for sale.  Our third quarter 2019 impairments were offset by $1.8 million of insurance proceeds received related to two facilities that were previously destroyed.

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values.  To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or  non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Minimum lease payments receivable	$27,491	$28,294
Less unearned income	(15,780)	(16,577)
Investment in non-Orianna direct financing leases	11,711	11,717
Investment in Orianna direct financing leases	—	223,745
Less allowance for loss on Orianna direct financing leases	—	(103,200)
Investment in direct financing leases – net	$11,711	$132,262

Properties subject to direct financing leases	2	17
Number of direct financing leases	2	3

The following amounts reflect the future cash flows and straight-line rents for our direct financing leases as of September 30, 2019 (in thousands):

	Contractual Rent	Straight-Line Rent	Total
Remainder of 2019	$296	$(261)	$35
2020	1,170	(953)	217
2021	1,084	(1,029)	55
2022	1,106	(1,023)	83
2023	1,128	(1,014)	114
2024	1,151	(1,003)	148
Thereafter	21,556	(10,497)	11,059
	$27,491	$(15,780)	$11,711

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

On January 16, 2019, the Bankruptcy Court confirmed Orianna’s plan, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio.  In January 2019, we reclassified our net investment in direct financing lease of $115.8 million from the Trust to other assets on our Consolidated Balance Sheets.  For the period from January 16, 2019 through September 30, 2019, we received approximately $88 million from the Trust as a partial liquidation. No liquidation proceeds were received during the three months ended September 30, 2019.

In March 2019, we received updated information from the Trust indicating diminished collectability of the accounts receivable owed to us.  As a result, we recorded an additional $7.7 million allowance during the three months ended March 31, 2019, reducing our remaining receivable from the Trust to approximately $21.1 million as of March 31, 2019.  As of September 30, 2019, our remaining receivable from the Trust is $19.1 million.  As of September 30, 2019, the Trust was comprised of $19.5 million of cash and $3.0 million of net accounts receivable.  We expect that the aggregate of such amounts will be used to pay estimated costs of $3.4 million to other creditors and to wind down the Trust, with the remainder paid to us.  The amount payable to us is contingent upon the collection of the accounts receivable balances and the estimated costs to wind down the Trust. These amounts are estimated and remain subject to change. Such changes could be different than the currently estimated amounts and such differences could have a material impact on our financial statements.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of September 30, 2019, mortgage notes receivable relate to eight fixed rate mortgage notes on 52 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states that are operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

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

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Mortgage note due 2027; interest at 10.39%	$112,500	$112,500
Mortgage notes due 2029; interest at 10.08%(1)	520,983	537,515
Other mortgage notes outstanding(2)	150,172	65,748
Mortgage notes receivable, gross	783,655	715,763
Allowance for loss on mortgage notes receivable(3)	(4,905)	(4,905)
Total mortgages — net	$778,750	$710,858
(1)	Approximates the weighted average interest rate on 35 facilities as of September 30, 2019. Two notes totaling approximately $31.0 million are construction mortgages maturing in 2019. The remaining loan balance matures in 2029.
(2)	Other mortgages outstanding have a weighted average interest rate of 9.27% per annum as of September 30, 2019 and maturity dates through 2028.
(3)	The allowance for loss on mortgage notes receivable relates to one mortgage with an operator. The net carrying value and fair value of the mortgage note receivable is approximately $1.5 million at September 30, 2019 and December 31, 2018.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Other investment note due 2019	$—	$131,452
Other investment notes due 2021; interest at 13.09% (1)	75,534	71,036
Other investment notes due 2023; interest at 7.32% (1)	65,000	65,000
Other investment note due 2023; interest at 12.00%	54,648	59,454
Other investment notes due 2024-2025; interest at 8.12% (1)	56,987	46,287
Other investment note due 2018-2022	—	40,242
Other investment notes outstanding (2)	149,986	91,155
Total other investments	$402,155	$504,626
(1)	Approximate weighted average interest rate as of September 30, 2019.
(2)	Other investment notes have a weighted average interest rate of 8.14% as of September 30, 2019 and maturity dates through 2029.

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

Other investment note due 2019

On September 28, 2018, we provided a $131.3 million secured term loan to an unrelated third party.  The loan was secured by a collateral assignment of mortgages covering seven SNFs, three independent living facilities and one ALF.  The loan bore interest at 9.35% per annum and matured on May 31, 2019.  The loan required monthly interest payments with the principal balance due at maturity.  The borrower used the proceeds to repay existing indebtedness and pay a one-time distribution to its equity holders.  In connection with this loan, we incurred approximately $0.4 million of origination costs which were deferred and recognized over the term of the loan.  On May 31, 2019, we acquired these facilities located in Pennsylvania (9) and Virginia (2) via a deed-in-lieu of foreclosure and subsequently leased the facilities to an existing operator of the Company.

NOTE 6 – VARIABLE INTEREST ENTITIES

As of September 30, 2019 and December 31, 2018, Agemo Holdings LLC (“Agemo”; formerly Signature Healthcare) is a VIE.  Below is a summary of our assets and collateral associated with this operator as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(in thousands)
Assets
Real estate investments – net	$404,881	$413,396
Other investments	56,987	46,287
Contractual receivables	17,972	18,017
Straight-line rent receivables	43,430	34,203
Lease inducement	5,737	2,362
Above market lease	—	2
Subtotal	529,007	514,267

Collateral
Letters of credit	(9,253)	(9,253)
Personal guarantee	(8,000)	(15,000)
Other collateral	(404,881)	(413,396)
Subtotal	(422,134)	(437,649)

Maximum exposure to loss	$106,873	$76,618

In determining our maximum exposure to loss from the VIE, we considered the underlying value of the real estate subject to leases with the operator and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any. See Note 16 – Commitments and Contingencies, regarding our commitment to provide capital expenditure funding to our operators which includes Agemo.

The table below reflects our total revenues from Agemo for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue
Rental income	$15,145	$14,810	$45,473	$44,520
Other investment income	1,168	973	3,295	2,521
Total (1)	$16,313	$15,783	$48,768	$47,041
(1)	For the three months ended September 30, 2019 and 2018, we received cash rental income and other investment income from Agemo of approximately $13.5 million and $12.9 million, respectively. For the nine months ended September 30, 2019 and 2018, we received cash rental income and other investment income from Agemo of approximately $39.7 million and $41.0 million, respectively.

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

Unconsolidated Joint Ventures

Lakeway Partnership

On May 17, 2019, in connection with the MedEquities Merger, we acquired a 51% ownership interest in Lakeway Realty, L.L.C. (the “Lakeway Partnership”), a joint venture that owns the Lakeway Regional Medical Center (the “Lakeway Hospital”).  The other 49% interest is owned indirectly by a physicians group and a non-physician investor.  The Lakeway Hospital  is an acute care hospital located in Lakeway, Texas. The Lakeway Partnership is also a lessor under a ground lease for a medical office building which is part of the Lakeway Hospital campus.  On the merger date, the Company’s ownership interest in the Lakeway Partnership had a fair value of approximately $73.8 million. Our investment in the Lakeway Partnership consists primarily of real estate. We estimated the fair value of the underlying real estate considering the lessees’ purchase option (Level 1) which is discussed in more detail below, third-party appraisals and discounted cash flows associated with the ground lease (Level 3). Our initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the accompanying Consolidated Statements of Operations.  We account for our investment in this joint venture using the equity method.  The accounting policies for this unconsolidated joint venture are the same as those of the Company.

The Company also acquired a first mortgage lien issued to Lakeway Partnership in the original principal amount of approximately $73.0 million bearing interest at 8% per annum based on a 25-year amortization schedule and maturing on March 20, 2025.  We have determined the acquisition date fair value of the acquired mortgage is $69.1 million.

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

Second Spring Healthcare Investments

On November 1, 2016, we invested approximately $50.0 million for an approximate 15% ownership interest in a joint venture operating as Second Spring Healthcare Investments. The other approximate 85% interest is owned by affiliates of Lindsey Goldberg LLC.  We account for our investment in this joint venture using the equity method. On November 1, 2016, the joint venture acquired 64 SNFs for approximately $1.1 billion and leased them to Genesis Healthcare, Inc. (“Genesis”). During the third quarter of 2019, the joint venture sold 14 SNFs subject to an operating lease for approximately $311.8 million in net cash proceeds and recognized a gain on sale of approximately $64.0 million. As of September 30, 2019, the joint venture has 37 SNFs subject to an operating lease with Genesis.

We receive asset management fees from the joint venture for services provided.  For the three months ended September 30, 2019 and 2018, we recognized approximately $0.2 million and $0.5 million, respectively, of asset management fees. For the nine months ended September 30, 2019 and 2018, we recognized $0.7 million and $1.5 million, respectively, of asset management fees.  These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations. The accounting policies for this unconsolidated joint venture are the same as those of the Company.

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of	Net Book Value
	Properties	(in thousands)
December 31, 2018	3	$989
Properties sold (1)	(1)	(344)
March 31, 2019	2	645
Properties other (1)	(1)	(323)
Properties added	3	4,284
June 30, 2019	4	4,606
Properties sold (1)	(3)	(4,284)
Properties added	3	1,859
September 30, 2019 (2)	4	$2,181

(1) In the first quarter of 2019, we sold one facility for approximately $0.4 million in net cash proceeds recognizing a net gain on sale of approximately $3,000. In the second quarter of 2019, one facility was no longer considered held for sale and was reclassified to leased property at its net book value. In the third quarter of 2019, we sold three facilities for approximately $20.6 million in net proceeds recognizing a net gain on sale of approximately $14.7 million.

(2) We plan to sell the facilities classified as assets held for sale at September 30, 2019 within the next twelve months.

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(in thousands)
Assets:
Goodwill	$643,456	$643,950

Above market leases	$49,240	$22,410
Accumulated amortization	(20,507)	(19,203)
Net intangible assets	$28,733	$3,207

Liabilities:
Below market leases	$147,472	$143,669
Accumulated amortization	(85,203)	(79,226)
Net intangible liabilities	$62,269	$64,443

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

For the three months ended September 30, 2019 and 2018, our net amortization related to intangibles was $1.3 million and $2.2 million, respectively.  For the nine months ended September 30, 2019 and 2018, our net amortization related to intangibles was $4.7 million and $7.5 million, respectively.  The estimated net amortization related to these intangibles for the remainder of 2019 and the subsequent four years is as follows: remainder of 2019 – $1.2 million; 2020 – $4.9 million; 2021 – $4.7 million; 2022– $4.4 million and 2023 – $4.2 million. As of September 30, 2019, the weighted average remaining amortization period of above market lease assets and below market lease liabilities is approximately 11  years and nine years, respectively.

The following is a summary of our goodwill as of September 30, 2019:

(in thousands)
Balance as of December 31, 2018	$643,950
Less: foreign currency translation	(494)
Balance as of September 30, 2019	$643,456

NOTE 10 – CONCENTRATION OF RISK

As of September 30, 2019, our portfolio of real estate investments consisted of 936 healthcare facilities, located in 40 states and the U.K. and operated by 73 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.1 billion at September 30, 2019, with approximately 97% of our real estate investments related to long-term care facilities. Our portfolio is made up of 736 SNFs, 114 ALFs, 28 specialty facilities, two medical office buildings, fixed rate mortgages on 46 SNFs, two ALFs and four specialty facilities and four facilities that are held for sale. At September 30, 2019, we also held other investments of approximately $402.2 million, consisting primarily of secured loans to third-party operators of our facilities and $96.8 million of investments in two unconsolidated joint ventures.

At September 30, 2019, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”). Ciena also generated approximately 11% of our total revenues for the three and nine months ended September 30, 2019.  Ciena generated approximately 10% of our total revenues for the three and nine months ended September 30, 2018.  At September 30, 2019, the three states in which we had our highest concentration of investments were Texas (11%), Florida (10%) and Michigan (7%).

NOTE 11 – STOCKHOLDERS’/OWNERS’ EQUITY

Forward Equity Sales Agreement

In connection with a $300 million underwritten public offering, we entered into a forward equity sales agreement on September 9, 2019 to sell 7.5 million shares of our common stock at an initial net price of $40.01 per share, after underwriting discounts and commissions, on one or more settlement dates to be selected by the Company no later than September 10, 2020.  The Company expects to settle the forward equity sales agreement entirely by the physical delivery of shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward equity sales agreement subject to certain conditions.  The forward sale price that the Company will receive upon settlement of the agreement is calculated based on the forward sale price as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the forward equity sales agreement. At September 30, 2019, no shares have been issued under the forward equity sales agreement.

Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
January 31, 2019	February 15, 2019	$0.66
April 30, 2019	May 15, 2019	$0.66
July 31, 2019	August 15, 2019	$0.66
October 31, 2019	November 15, 2019	$0.67

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

$500 Million Equity Shelf Program

For the three months ended September 30, 2019, we issued 0.1 million shares of our common stock at an average price of $33.91, net of issuance costs, generating net proceeds of $4.2 million under our $500 million Equity Shelf Program.  For the three months ended September 30, 2018, no shares of our common stock were issued under our $500 million Equity Shelf Program.  For the nine months ended September 30, 2019 and 2018, we issued 3.1 million and 0.9 million, respectively, shares of our common stock at an average price of $34.78 and $29.82 per share, respectively, net of issuance costs, generating net proceeds of $107.0 million and $27.2 million, respectively, under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended September 30, 2019 and 2018, we issued approximately 1.0 million and 0.3 million, respectively, shares of our common stock at an average price of $37.87 and $31.82 per share, respectively, through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $37.7 million and $9.9 million, respectively.  For the nine months ended September 30, 2019 and 2018, we issued approximately 2.5 million and 1.3 million, respectively, shares of our common stock at an average price of $37.06 and $29.36 per share, respectively, through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $91.8 million and $36.9 million, respectively.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Foreign Currency Translation:
Beginning balance	$(49,715)	$(35,417)	$(47,704)	$(26,033)
Translation loss	(12,015)	(5,165)	(13,857)	(14,542)
Realized gain (loss)	23	27	(146)	20
Ending balance	(61,707)	(40,555)	(61,707)	(40,555)

Derivative Instruments:
Cash flow hedges:
Beginning balance	(4,093)	7,739	3,994	1,463
Unrealized (loss) gain	(26)	1,144	(8,765)	7,726
Realized gain (loss) (1)	195	52	847	(254)
Ending balance	(3,924)	8,935	(3,924)	8,935
Net investment hedge:
Beginning balance	790	(3,970)	70	(7,070)
Unrealized gain	4,040	1,620	4,760	4,720
Ending balance	4,830	(2,350)	4,830	(2,350)
Total accumulated other comprehensive loss for Omega OP(2)	(60,801)	(33,970)	(60,801)	(33,970)
Add: portion included in noncontrolling interest	2,529	1,588	2,529	1,588
Total accumulated other comprehensive loss for Omega	$(58,272)	$(32,382)	$(58,272)	$(32,382)
(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in Owners’ Equity.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for three of our active subsidiaries to be treated as TRSs. Two of our TRSs are domestic and are subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of September 30, 2019, one of our domestic TRSs had a net operating loss carry-forward of approximately $5.7 million. The loss carry-forward is fully reserved as of September 30, 2019, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards will be carried forward for no more than 20 years, subject to certain limitations.  In connection with the MedEquities Merger on May 17, 2019, we acquired MedEquities Realty TRS, LLC.  MedEquities Realty TRS, LLC has no assets, liabilities, revenues or expenses and, accordingly, we have no tax accrual or net operating loss carryforward associated with this entity as of September 30, 2019.

For the three months ended September 30, 2019 and 2018, we recorded approximately $0.3 million and $0.2 million, respectively, of state and local income tax provisions.  For the nine months ended September 30, 2019 and 2018, we recorded approximately $0.7 million and $0.6 million, respectively, of state and local income tax provisions.  For the three months ended September 30, 2019 and 2018, we recorded approximately $0.2 million and $0.6 million, respectively, of tax provisions for foreign income taxes.  For the nine months ended September 30, 2019 and 2018, we recorded approximately $1.3 million and $1.6 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

NOTE 13 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense	$2,921	$3,962	$11,031	$12,107

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

NOTE 14 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		September 30,	September 30,	December 31,
	Maturity	2019	2019	2018
			(in thousands)
Secured borrowings:
Term loan (1)	2021	5.25%	$2,275	$—

Unsecured borrowings:
Revolving line of credit	2021	—%	—	313,000

U.S. term loan	2022	3.49%	350,000	425,000
Sterling term loan (2)	2022	2.17%	123,230	127,990
Omega OP term loan(3)	2022	3.29%	75,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Deferred financing costs – net(4)			(3,367)	(4,264)
Total term loans – net			794,863	898,726

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.950%	400,000	400,000
2025 notes	2025	4.500%	400,000	400,000
2026 notes	2026	5.250%	600,000	600,000
2027 notes	2027	4.500%	700,000	700,000
2028 notes	2028	4.750%	550,000	550,000
2029 notes	2029	3.625%	500,000	—
Subordinated debt	2021	9.000%	20,000	20,000
Discount – net			(23,864)	(18,523)
Deferred financing costs – net			(24,021)	(22,581)
Total senior notes and other unsecured borrowings – net			3,822,115	3,328,896

Total unsecured borrowings – net			4,616,978	4,540,622

Total secured and unsecured borrowings – net(5)			$4,619,253	$4,540,622
(1)	This borrowing is the debt of a consolidated joint venture.
(2)	This borrowing is denominated in British Pounds Sterling.
(3)	Omega OP is the obligor on this borrowing.
(4)	The amount includes $0.4 million of net deferred financing costs related to the Omega OP term loan as of September 30, 2019.
(5)	All borrowings are direct borrowings of Omega unless otherwise noted.

$500 Million 3.625% Senior Notes due 2029

On September 20, 2019, we issued $500 million aggregate principal amount of our 3.625% Senior Notes due 2029 (the “2029 Notes”).  The 2029 Notes were sold at an issue price of 98.542% of their face value before the underwriters’ discount.  Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $487.8 million.  The net proceeds from the offering were used to repay outstanding borrowings under our credit facilities and for general corporate purposes. The 2029 Notes mature on October 1, 2029 and pay interest semi-annually.

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

In September 2019, we used $25.0 million of proceeds from the 2029 Notes to repay borrowings under the 2017 Omega OP Term Loan Facility.  At September 30, 2019, we had $75.0 million in outstanding borrowings under the facility.

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

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2019 and December 31, 2018, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

NOTE 15 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At September 30, 2019 and December 31, 2018, the net carrying amounts and fair values of our other financial instruments were as follows:

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$11,711	$11,711	$132,262	$132,262
Mortgage notes receivable – net	778,750	811,626	710,858	735,892
Other investments – net	402,155	392,930	504,626	503,907
Total	$1,192,616	$1,216,267	$1,347,746	$1,372,061
Liabilities:
Revolving line of credit	$—	$—	$313,000	$313,000
Secured borrowing	2,275	2,275	—	—
U.S. term loan	348,490	350,000	423,065	425,000
Sterling term loan	122,765	123,230	127,394	127,990
Omega OP term loan(1)	74,651	75,000	99,553	100,000
2015 term loan	248,957	250,000	248,713	250,000
4.375% notes due 2023 – net	695,520	740,957	694,643	700,062
4.95% notes due 2024 – net	395,450	433,415	394,691	406,386
4.50% notes due 2025 – net	395,972	423,426	395,402	392,122
5.25% notes due 2026 – net	595,556	661,416	595,027	605,700
4.50% notes due 2027 – net	689,079	748,578	687,981	671,555
4.75% notes due 2028 – net	541,639	597,347	540,883	537,508
3.625% notes due 2029 – net	488,703	497,924	—	—
Subordinated debt – net	20,196	22,686	20,270	22,589
Total	$4,619,253	$4,926,254	$4,540,622	$4,551,912
(1)	This amount represents a borrowing that was incurred by Omega OP.

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

Pursuant to a Scheduling Order entered by the Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Securities Class Action”). The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017. The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.  The Company and the officers named in the Securities Class Action filed a Motion to Dismiss on July 17, 2018 and the Court heard Oral Argument on February 13, 2019.  On March 25, 2019, the Court entered an order dismissing with prejudice all claims against all defendants.  Plaintiffs have appealed the order to the United States Court of Appeals for the Second Circuit. The appeal is fully briefed, and oral argument is scheduled for November 13, 2019.

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

On January 30, 2019, Swan filed a derivative action in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company against certain current and former directors of the Company as well as certain officers, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Swan v. Pickett, et al., No. 24-C-19-000573. Swan alleges that the Swan Shareholder Demand was wrongfully refused.  On February 21, 2019, Bradley and Smith filed a derivative action in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company against certain current and former directors of the Company as well as certain officers, asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment.  Bradley and Smith v. Callen, et al., No. 24-c-19-000972.  Bradley and Smith allege that the Bradley/Smith Shareholder Demands were wrongly refused.  The  derivative actions brought by Swan and Bradley and Smith have been consolidated under the heading of the Swan action.  The parties in those actions have agreed to a stay of proceedings pending the issuance of a mandate from the Second Circuit Court of Appeals in the appeal of the dismissal of the Securities Class Action. On October 11, 2019, the Court issued an order adopting the stay of proceedings agreed to by the parties.

Separately, four lawsuits were filed by purported stockholders of MedEquities against MedEquities and its directors challenging the proposed merger between MedEquities and the Company.  Two of the lawsuits also named the Company as a defendant.  Three of these actions have been dismissed, including both actions that named the Company as defendant.

On February 21, 2019, a purported stockholder of MedEquities filed a lawsuit against MedEquities, members of the MedEquities board of directors, and the Company in the United States District Court for the District of Maryland.  Brekka v. MedEquities Realty Trust, Inc., et al., Case 1:19-cv-00535-JKB.  The complaint alleged, among other things, that MedEquities, members of the MedEquities’ Board, and the Company violated Section 14(a) of the Securities Exchange Act by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, the Registration Statement on Form S-4, as filed with the SEC on February 11, 2019 (the “Form S-4”), relating to the merger.  The complaint sought, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.  Following completion of the merger in May 2019, on September 27, 2019, the defendants filed a motion to dismiss the complaint, and in response, plaintiff filed a notice of voluntary dismissal of the action with prejudice.  This action is thus dismissed.

On February 22, 2019, another purported stockholder of MedEquities filed a derivative and class action lawsuit against MedEquities, members of the MedEquities board of directors, and the Company in the Circuit Court for Baltimore City, Maryland.  Scarantino v. McRoberts et al., Case No.  24-c-19-001027.  The complaint alleges, among other things, breaches of fiduciary duties by the MedEquities’ board of directors in connection with its approval of the merger and the omission from the Form S-4 of certain information that is material to stockholders.  The complaint seeks, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.  On July 3, 2019, the Court issued a Notification of Contemplated Dismissal, based on plaintiff’s apparent failure to serve the complaint.  The complaint was dismissed without prejudice in August 2019.

On March 17, 2019, a purported stockholder of MedEquities filed a class action lawsuit against MedEquities and members of the MedEquities board of directors in the United States District Court for the Middle District of Tennessee.  Bushansky v. MedEquities Realty Trust, Inc., et al., Case 3:19-cv-00231.  The complaint alleges, among other things, that MedEquities and its directors violated Section 14(a) of the Securities Exchange Act by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, the Combined Proxy Statement and Form S-4, relating to the merger.  The complaint seeks, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.  Following completion of the merger in May 2019, on August 8, 2019, the Court granted plaintiff’s motion that he be appointed lead plaintiff and that his counsel be appointed lead counsel.  On September 18, 2019, the Court granted a joint motion by the parties to briefly extend certain deadlines in the case, under which plaintiff had until October 18, 2019 to designate an operative complaint.  On October 18, 2019, plaintiff filed a notice of voluntary dismissal of the action without prejudice.  The action was dismissed on October 18, 2019.

On March 29, 2019, a purported stockholder of MedEquities filed a class action lawsuit against MedEquities and members of the MedEquities board of directors in the Circuit Court of Maryland, Baltimore City, Maryland alleging, among other things, that MedEquities and members of the MedEquities board of directors breached their fiduciary duties by: (i) failing to fulfill their fiduciary oversight function; (ii) authorizing the filing of a materially incomplete and misleading proxy statement/prospectus; and (iii) authorizing, in the Amended and Restated Bylaws of MedEquities the enactment of an exclusive venue designation whereby the Circuit Court for Baltimore City, Maryland is the sole and exclusive forum for certain litigation against the company, or if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division  (the “Exclusive Venue Bylaw”). Russell v. MedEquities Realty Trust, Inc., et al., Case No. C-03-CV-19-000721.  The complaint sought, among other things, an injunction preventing the special meeting of MedEquities stockholders to vote on the transaction and, in the event the transaction is implemented, seeks rescission of the transaction or damages, a declaration that the Exclusive Venue Bylaw is invalid, an injunction preventing the enforcement of the Exclusive Venue Bylaw, and attorneys’ fees and costs.  Following completion of the merger in May 2019, the parties entered into a Stipulation dated September 26, 2019, in which they agreed to a revised briefing schedule on one consolidated motion to dismiss, pursuant to which defendants filed their motion to dismiss on October 31, 2019.

The Company believes that the claims asserted against it in these lawsuits are without merit and intends to vigorously defend against them.

Other

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

The Company believes that the acquisition, ownership and leasing of Lakeway Hospital through the Lakeway Partnership was and is in compliance with all applicable laws. However, due to the uncertainties surrounding this matter and its ultimate outcome, we are unable to determine whether it is probable that any loss has been incurred.

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

Indemnifications

In connection with certain facility transitions, we provided certain operators with indemnifications.  As of September 30, 2019, our maximum funding commitment under these indemnifications approximates $18.1 million. Claims against these indemnifications may occur within 18 months to 72 months of the transition date. These indemnifications were provided to these operators upon transition and would be utilized in the event that the prior operators do not perform under their transition agreements. The Company does not expect to fund a material amount under these indemnification agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities,  capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at September 30, 2019, are outlined in the table below (in thousands):

Total commitments	$611,436
Amounts funded to date (1)	(454,784)
Remaining commitments	$156,652
(1)	Includes finance costs.

NOTE 17 – EARNINGS PER SHARE/UNIT

The computation of basic earnings per share/unit (“EPS” or “EPU”) is computed by dividing net income available to common stockholders/Omega OP Unit holders by the weighted-average number of shares of common stock/Omega OP Units outstanding during the relevant period. Diluted EPS/EPU is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares/Omega OP Units plus the effect of dilutive common equivalent shares/units during the respective period. Dilutive common shares/Omega OP Units reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including restricted stock and profit interest units, performance restricted stock and profit interest units, the assumed issuance of additional shares related to Omega OP Units held by outside investors and the effect of our forward equity agreement. Dilutive Omega OP Units reflect the assumed issuance of additional Omega OP Units pursuant to certain of our share-based compensation plans, including, restricted stock and profit interest units, performance restricted stock and profit interest units and the effect of our forward equity agreement.

In September 2019, the Company entered into forward equity sales agreement to sell up to an aggregate of 7.5 million shares of our common stock at an initial net price of $40.01 per share, after underwriting discounts and commissions, on one or more settlement dates to be selected by us no later than September 10, 2020. See Note 11 – Stockholder/Owners’ Equity – Forward Equity Sales Agreement. We expect to settle the forward equity sales agreement entirely by the physical delivery of shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward equity sales agreement subject to certain conditions.  The shares issuable upon settlement of the forward equity sales agreement are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward equity sales agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the forward equity sales agreement, the delivery of common shares would result in an increase in the number of shares outstanding and dilution to earnings per share.

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income	$142,948	$59,062	$290,801	$228,981
Less: net income attributable to noncontrolling interests	(4,208)	(2,456)	(9,218)	(9,619)

Net income available to common stockholders/Omega OP Unit holders	$138,740	$56,606	$281,583	$219,362
Denominator:
Denominator for basic earnings per share	217,818	200,910	211,315	199,773
Effect of dilutive securities:
Common stock equivalents	1,754	812	1,678	382
Net forward share contract	319	—	106	—
Noncontrolling interest – Omega OP Units	6,622	8,715	7,072	8,750
Denominator for diluted earnings per share/unit	226,513	210,437	220,171	208,905

Earnings per share/unit - basic:
Net income available to common stockholders/Omega OP Unit holders	$0.64	$0.28	$1.33	$1.10
Earnings per share/unit – diluted:
Net income	$0.63	$0.28	$1.32	$1.10

	Omega OP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income	$142,948	$59,062	$290,801	$228,981
Add: net loss attributable to noncontrolling interests	9	—	9	—
Net income available to Omega OP Unit holders	$142,957	$59,062	$290,810	$228,981
Denominator:
Denominator for basic earnings per unit	224,440	209,625	218,387	208,523
Effect of dilutive securities:
Omega OP Unit equivalents	1,754	812	1,678	382
Net forward share contract	319	—	106	—
Denominator for diluted earnings per unit	226,513	210,437	220,171	208,905

Earnings per unit - basic:
Net income available to Omega OP Unit holders	$0.64	$0.28	$1.33	$1.10
Earnings per unit - diluted:
Net income	$0.63	$0.28	$1.32	$1.10

NOTE 18 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$40,860	$9,768
Restricted cash	1,372	1,371
Cash, cash equivalents and restricted cash at end of period	$42,232	$11,139

Supplemental information:
Interest paid during the period, net of amounts capitalized	$170,045	$172,863
Taxes paid during the period	$3,510	$3,600

Non cash investing activities
Non cash acquisition of a business (see Note 2)	$(566,966)	$—
Non cash acquisition of real estate (see Note 2)	(143,174)	(880)
Non cash proceeds from sale of real estate investments	—	53,118
Non cash collection of mortgage principal	11,874	—
Non cash investment of other investments	(25,925)	(16,153)
Non cash proceeds from other investments	149,542	7,000
Non cash proceeds from direct financing lease	4,970	—
Initial non cash right of use asset - ground leases	5,593	—
Initial non cash lease liability - ground leases	(5,593)	—

Non cash financing activities
Debt assumed in merger (see Note 2)	$285,100	$—
Stock exchanged in merger (see Note 2)	281,865	—
Change in fair value of cash flow hedges	(9,316)	7,423
Remeasurement of debt denominated in a foreign currency	(4,760)	(4,720)
Non cash disposition of other long-term borrowings	—	(53,118)

NOTE 19 – SUBSEQUENT EVENTS

On October 31, 2019, we completed the previously announced $735 million portfolio acquisition of 60 facilities (the “Encore Portfolio”).  Consideration consisted of approximately $346 million of cash and the assumption of approximately $389 million in mortgage loans guaranteed by the U.S. Department of Housing and Urban Development.  These loans have a blended “all-in” rate (interest rates and mortgage insurance premiums) of 3.66% per annum with maturities between September 2046 and December 2051.

The 60 facilities in the Encore Portfolio, consisting of 58 SNFs and two ALFs representing 6,590 operating beds, are located in Florida (37), North Carolina (8), Mississippi (6), Louisiana (4), Idaho (2), Kentucky (1), Missouri (1) and Montana (1).  The facilities are leased to two operators within three triple net leases providing for approximately $64 million in 2020 annual contractual cash rent.

On October 30, 2019, the Company entered into an agreement to purchase from Healthpeak Properties, Inc. (formerly HCP, Inc.) its 49% joint venture interest in a U.K. portfolio consisting of 67 senior housing facilities, as well as related development and working capital loans, for an aggregate purchase price of approximately $90 million. Completion of the transaction is subject to customary closing conditions.  No assurance can be given as to when or if the closing conditions will be satisfied and the transaction will be completed.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of September 30, 2019, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the Omega OP Units.

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

As of September 30, 2019, our portfolio of real estate investments consisted of 936 healthcare facilities, located in 40 states and the U.K. and operated by 73 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.1 billion at September 30, 2019, with approximately 97% of our real estate investments related to long-term care facilities. Our portfolio is made up of 736 SNFs, 114 ALFs, 28 specialty facilities, two medical office buildings, fixed rate mortgages on 46 SNFs, two ALFs and four specialty facilities and four facilities that are held for sale. At September 30, 2019, we also held other investments of approximately $402.2 million, consisting primarily of secured loans to third-party operators of our facilities and $96.8 million of investments in two unconsolidated joint ventures.

As of September 30, 2019 and December 31, 2018, we do not have any material properties or operators with facilities that are not materially occupied.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for three of our active subsidiaries to be treated as TRSs. Two of our TRSs are domestic and are subject to federal, state and local income taxes at the applicable corporate rates and the other is subject to foreign income taxes. As of September 30, 2019, one of our domestic TRSs had a net operating loss carry-forward of approximately $5.7 million. The loss carry-forward is fully reserved as of September 30, 2019, with a valuation allowance due to uncertainties regarding realization. Our net operating loss carryforwards will be carried forward for no more than 20 years, subject to certain limitations.  In connection with the MedEquities Merger on May 17, 2019, we acquired MedEquities Realty TRS, LLC.  MedEquities Realty TRS, LLC has no assets, liabilities, revenues or expenses and, accordingly, we have no tax accrual or net operating loss carryforward associated with this entity as of September 30, 2019.

For the three months ended September 30, 2019 and 2018, we recorded approximately $0.3 million and $0.2 million, respectively, of state and local income tax provisions.  For the nine months ended September 30, 2019 and 2018, we recorded approximately $0.7 million and $0.6 million, respectively, of state and local income tax provisions.  For the three months ended September 30, 2019 and 2018, we recorded approximately $0.2 million and $0.6 million, respectively, of tax provisions for foreign income taxes.  For the nine months ended September 30, 2019 and 2018, we recorded approximately $1.3 million and $1.6 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

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

Reform Requirements for Long-Term Care Facilities.  On October 4, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule modifying the conditions of participation in Medicare and Medicaid for SNFs.  The extensive changes included provisions related to staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others. While many of the regulations have become effective, the implementation and enforcement of some provisions, particularly with respect to the Quality Assurance Program Improvement (“QAPI”) and compliance and ethics related requirements of the Phase 3 regulations may be delayed past the current November 28, 2019 effective date. CMS estimated the average cost for a SNF to implement the 2016 regulations to be $62,900 the first year and $55,000 each year thereafter.

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

In the state of Florida, the average Medicaid reimbursement rate for SNFs decreased 4.5% effective July 1, 2019, resulting from the loss of one-time discretionary funding applied to October 1, 2018 Florida Medicaid reimbursement rates to cover the impact of hold-harmless provisions in the new, price-based Prospective Payment System (“PPS”) enacted by Florida at that time.  However, the net impact of this rate decrease was to revert the average rate approximately to the pre-PPS, cost-based level as of September 30, 2018, which we believe operators can generally address with operational adjustments to maintain coverage levels.  A smaller discretionary increase effective October 1, 2019 will  increase the average rate by 0.7%.  When the transition hold-harmless provisions expire on September 30, 2021, the PPS rates will no longer be dependent on discretionary funding levels. At September 30, 2019, 10% of our investments were in Florida.

Medicare.  On July 30, 2019, CMS issued a final rule regarding the government fiscal year (“FY”) 2020 Medicare payment rates and quality payment programs for SNFs, which continues the trend of shifting Medicare payments from volume to value.  CMS projects aggregate payments to SNFs will increase by $851 million, or 2.4 percent, for FY 2020 compared to FY 2019. This estimated reimbursement increase is attributable to a 2.8% market basket increase factor with a 0.4% reduction for the multifactor productivity adjustment mandated by the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”), the annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program (“QRP”).  The CMS also adopted two new quality measures in FY 2020 to assess whether certain health information is provided by the SNF at the time of transfer or discharge.  The two measures are: 1) Transfer of Health Information to the Provider-Post-Acute Care and 2) Transfer of Health Information to the Patient-Post-Acute Care.

Payments to providers are being increasingly tied to quality and efficiency.  The Patient Drive Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, rather than the volume of services the patient receives, became effective October 1, 2019 (FY 2020).  The PDPM replaces the previous SNF prospective payment system that utilized the Resource Utilization Group IV case-mix methodology to classify SNF patients based on the volume of services received with a methodology that utilizes the International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) to classify SNF patients into certain payment groups based on their clinical disease state.  Effective October 1, 2019, group therapy is defined as a qualified rehabilitation therapist or therapy assistant treating two to six patients at the same time who are performing the same or similar activities. Also effective October 1, 2019, CMS established a 25% cap for concurrent and group therapy.

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

CMS is also setting higher thresholds and evidence-based standards for nursing homes’ staffing levels.  Currently, facilities that report seven or more days in a quarter with no registered nurse onsite are automatically assigned a one-star staffing rating. In April 2019, the threshold for the number of days without a registered nurse onsite in a quarter that triggers an automatic downgrade to one-star was reduced from seven days to four days.  It is possible that these rating changes or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

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

Department of Justice. SNFs are under intense scrutiny for the quality of care being rendered to residents and appropriate billing practices. The Department of Justice (“DOJ”) launched ten regional Elder Justice Task Forces in 2016 which are coordinating and enhancing efforts to pursue SNFs that provide grossly substandard care to their residents. They are also focusing on therapy billing issues. These Task Forces are composed of representatives from the U.S. Attorneys’ Offices, State Medicaid Fraud Control Units, state and local prosecutors’ offices, U.S. Department of Health and Human Services (“HHS”), State Adult Protective Services agencies, Long Term Care Ombudsmen programs, and law enforcement.  The DOJ has indicated that it is seeking to enhance the work of the Elder Justice Initiative to identify potential criminal charges when they uncover false claims for government reimbursements of care.  The DOJ’s civil division has historically used the False Claims Act to pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard.

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

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). In 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Leases (Topic 842): Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These standards are collectively referred to herein as Topic 842 and set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales type leases, direct financing leases and operating leases. Topic 842 was adopted by us on January 1, 2019 using the modified retrospective method. Upon adoption, we applied the package of practical expedients that allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method, which allowed us to initially apply Topic 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of equity in the period of adoption, although we did not record an adjustment as of January 1, 2019.  During the three months ended June 30, 2019, we made an adjustment of approximately $8.5 million to the equity balance as of April 1, 2019 to reflect our assessment of the collectability of certain operator’s future contractual lease payments based on the facts and circumstances that existed as of January 1, 2019. Additionally, our leases met the criteria in Topic 842 to not separate non-lease components from the related lease component.  We have elected to exclude sales and other similar taxes from the measurement of lease revenue and expense and we have excluded those costs paid directly by lessees to third parties.

Upon adoption, we recorded total initial non-cash right of use assets and lease liabilities of approximately $11.1 million.  We also began recording variable lease payments as rental income and real estate tax expense for those facilities’ property taxes that we pay directly and are reimbursed by our operators.  For the three and nine months ended September 30, 2019, we recorded $3.3 million and $9.8 million, respectively, of rental income and $3.9 million and $11.8 million, respectively, of real estate tax expense in our Consolidated Statements of Operations.  We also began recording rental income and ground lease expense for those assets we lease and are reimbursed by our operators and/or are paid for directly by our operators.  For the three and nine months ended September 30, 2019, we recorded $0.2 million and $0.6 million, respectively, of rental income and $0.3 million and $0.9 million, respectively, of ground lease expense in our Consolidated Statements of Operations.

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

Three Months Ended September 30, 2019 and 2018

Operating Revenues

Our operating revenues for the three months ended September 30, 2019 totaled $233.2 million, an increase of $11.3 million over the same period in 2018.  The $11.3 million increase was primarily the result of (i) a $20.6 million increase in rental income resulting from the MedEquities Merger, additional revenue from other facility acquisitions, facilities placed in service, facility transitions and lease amendments in 2018 and 2019, and $3.3 million of property tax revenue resulting from the adoption of ASU 2016-02 on January 1, 2019, offset by an approximate $10.8 million decrease due to placing certain operators on a cash basis and (ii) a $1.4 million increase in mortgage income primarily related to the MedEquities Merger and new loans or notes and additional funding to existing operators made throughout 2018 and 2019.  These increases were partially offset by a $0.3 million decrease in other investment income.

Operating Expenses

Operating expenses for the three months ended September 30, 2019, totaled $99.1 million, a decrease of approximately $6.7 million over the same period in 2018.  The $6.7 million decrease was primarily due to: (i) $3.8 million net impairment charges on four facilities in the third quarter of 2019, as compared to a $22.9 million impairment on real estate properties in the same period of 2018 and (ii) a $0.5 million decrease in general and administrative expenses.  These decreases were partially offset by (i) a $6.0 million increase in depreciation expense primarily resulting from the MedEquities Merger and other facility acquisitions, (ii) a $3.9 million increase related to real estate tax expense resulting from the adoption of ASU 2016-02 on January 1, 2019, (iii) a $2.0 million change in recovery for uncollectible accounts resulting from payments from Orianna Health Systems (“Orianna”) and (iv) a $0.9 million increase in acquisition and merger related costs from the MedEquities Merger.

Other Income (Expense)

For the three months ended September 30, 2019, total other expenses were $52.2 million, an increase of approximately $1.0 million over the same period in 2018.  The increase was due to a $2.1 million increase in interest expense primarily related to higher average credit facility borrowings and issuing $500 million of 3.625% Senior Notes in the third quarter of 2019, offset by a $1.2 million decrease in interest income and other - net primarily related to the change in the fair value of warrants to acquire shares of another public company.

Nine Months Ended September 30, 2019 and 2018

Operating Revenues

Our operating revenues for the nine months ended September 30, 2019 totaled $682.2 million, an increase of $20.2 million over the same period in 2018.  The $20.2 million increase was primarily the result of (i) a $43.8 million increase in rental income resulting from the MedEquities Merger, additional revenue from other facility acquisitions, facilities placed in service, facility transitions and lease amendments in 2018 and 2019, and $9.8 million of property tax revenue resulting from the adoption of ASU 2016-02 on January 1, 2019, offset by an approximate $44.9 million decrease primarily related to facilities sales and placing certain operators on a cash basis, (ii) a $5.2 million increase in other investment income and (iii) a $5.0 million increase in mortgage income related to the MedEquities Merger, new loans or notes and additional funding to existing operators made throughout 2018 and 2019.  These increases were partially offset by a $0.6 million decrease in the direct financing lease income related to a facility sale in the second quarter of 2018.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019, totaled $299.1 million, an increase of approximately $9.4 million over the same period in 2018.  The $9.4 million increase was primarily due to: (i) an $11.8 million increase related to real estate tax expense resulting from the adoption of ASU 2016-02 on January 1, 2019, (ii) a $10.5 million increase in depreciation expense primarily resulting from the MedEquities Merger and other facility acquisitions, (iii) a $7.7 million increase in impairment loss on direct financing leases due to lower than expected accounts receivable collections by the Orianna bankruptcy trustee and (iv) a $5.1 million increase in acquisition and merger related costs from the MedEquities Merger.  These increases were partially offset by (i) a $17.1 million decrease in impairment on real estate properties as compared to the same period of 2018, (ii) a $6.4 million decrease in provisions for uncollectible accounts and (iii) a $2.2 million decrease in general and administrative expenses.

Other Income (Expense)

For the nine months ended September 30, 2019, total other expenses were $153.1 million, an increase of approximately $3.1 million over the same period in 2018.  The increase was due to a $2.5 million increase in interest expense primarily related to higher average credit facility borrowings and placing the new $500 million 3.625% Senior Notes in the third quarter of 2019, offset by $0.4 million decrease in interest income and other - net primarily related to the change in the fair value of warrants to acquire shares of another public company.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”) for the three months ended September 30, 2019 was $163.1 million compared to $160.6 million for the same period in 2018.  Our Nareit FFO for the nine months ended September 30, 2019 was $464.4 million compared to $462.5 million for the same period in 2018.

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

The following table presents our Nareit FFO results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$142,948	$59,062	$290,801	$228,981
(Deduct gain) add back loss from real estate dispositions	(53,067)	5,361	(52,803)	(9,248)
(Deduct gain) add back loss from real estate dispositions - unconsolidated joint ventures	(9,345)	30	(9,345)	670
	80,536	64,453	228,653	220,403
Elimination of non-cash items included in net income:
Depreciation and amortization	76,696	70,711	221,185	210,681
Depreciation – unconsolidated joint ventures	1,841	1,381	4,888	4,504
Add back impairments on real estate properties	3,836	22,868	9,545	26,685
Add back impairments on real estate properties - unconsolidated joint ventures	—	—	—	608
Add back (deduct) unrealized loss (gain) on warrants	184	1,231	170	(371)
Nareit FFO (a)	$163,093	$160,644	$464,441	$462,510
(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following tables summarize the significant acquisitions that occurred during in 2019:

	Number of					Total			Building & Site	Furniture	Initial
	Facilities				Country/	Investment		Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)					Cash Yield(1)
Q1	1	—	—	—	OH	$11.9	(3)	$1.1	$10.1	$0.7	12.00%
Q2	20	1	11	1	CA, CT, IN, NV, SC, TN, TX	421.6	(2)	40.1	368.9	12.6	10.27%
Q2	7	1	3	—	PA, VA	131.8	(3)	9.9	112.7	9.2	9.35%
Q3	3	—	—	—	NC, VA	24.9		4.2	18.6	2.1	9.50%
Total	31	2	14	1		$590.2		$55.3	$510.3	$24.6
(1)	The cash yield is based on the purchase price.
(2)	The acquisition was accounted for as a business combination. The Company estimated the fair value of the real estate investments acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the real estate investments acquired, as detailed, are subject to adjustment once the analysis is completed. The other acquisitions were accounted for as asset acquisitions.
(3)	Acquired via a deed-in-lieu of foreclosure.

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

The following table highlights the fair value of the assets acquired and liabilities assumed on May 17, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate investments (3)	$421,600
Mortgage notes receivable (see Note 7)	108,097
Other investments	19,192
Investment in unconsolidated joint venture	73,834
Cash	4,067
Contractual receivables	1,461
Other assets (1) (3)	32,819
Total investments	661,070
Debt	(285,100)
Accrued expenses and other liabilities (2)(3)	(30,421)
Fair value of net assets acquired	$345,549
(1)Includes approximately $26.8 million in above market lease assets.
(2)Includes approximately $7.5 million in below market lease liabilities.
(3)With the exception for real estate investments, above market lease assets and below market lease liabilities, the fair value estimates above are final.

The MedEquities facilities acquired in 2019 are included in our results of operations from the date of acquisition. For the three months ended September 30, 2019, we recognized approximately $14.0 million of total revenue from the assets acquired in connection with the MedEquities Merger.  For the period from May 17, 2019 through September 30, 2019, we recognized approximately $21.1 million of total revenue from the assets acquired in connection with the MedEquities Merger.

For the three and nine months ended September 30, 2019, we incurred approximately $0.9 million and $5.1 million, respectively, of acquisition and merger related costs associated with the MedEquities Merger.

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

Investment in Unconsolidated Joint Venture

On May 17, 2019, in connection with the MedEquities Merger, we acquired a 51% ownership interest in Lakeway Realty, L.L.C. (the “Lakeway Partnership”), a joint venture that owns the Lakeway Regional Medical Center (the “Lakeway Hospital”).  The other 49% interest is owned indirectly by a physicians group and a non-physician investor.  The Lakeway Hospital is an acute care hospital located in Lakeway, Texas. The Lakeway Partnership is also a lessor under a ground lease for a medical office building which is part of the Lakeway Hospital campus.  On the merger date, the Company’s ownership interest in the Lakeway Partnership had a fair value of approximately $73.8 million.  Our investment in the Lakeway Partnership consists primarily of real estate.  We estimated the fair value of the underlying real estate considering the lessees’ purchase option (Level 1) which is discussed in more detail below, third-party appraisals and discounted cash flows associated with the ground lease (Level 3).  Our initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the accompanying Consolidated Statements of Operations.  We account for our investment in this joint venture using the equity method.  The accounting policies for this unconsolidated joint venture are the same as those of the Company.

The Company also acquired a first mortgage lien issued to Lakeway Partnership in the original principal amount of approximately $73.0 million bearing interest at 8% per annum based on a 25-year amortization schedule and maturing on March 20, 2025.  We have determined the acquisition date fair value of the acquired mortgage is $69.1 million.

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

Other Development

On October 31, 2019, we completed the previously announced $735 million Encore Portfolio acquisition of 60 facilities.  Consideration consisted of approximately $346 million of cash and the assumption of approximately $389 million in mortgage loans guaranteed by the U.S. Department of Housing and Urban Development.  These loans have a blended “all-in” rate (interest rates and mortgage insurance premiums) of 3.66% per annum with maturities between September 2046 and December 2051.

The 60 facilities in the Encore Portfolio, consisting of 58 SNFs and two ALFs representing 6,590 operating beds, are located in Florida (37), North Carolina (8), Mississippi (6), Louisiana (4), Idaho (2), Kentucky (1), Missouri (1) and Montana (1).  The facilities are leased to two operators within three triple net leases providing for approximately $64 million in 2020 annual contractual cash rent.

On October 30, 2019, the Company entered into an agreement to purchase from Healthpeak Properties, Inc. (formerly HCP, Inc.) its 49% joint venture interest in a U.K. portfolio consisting of 67 senior housing facilities, as well as related development and working capital loans, for an aggregate purchase price of approximately $90 million.  Completion of the transaction is subject to customary closing conditions.  No assurance can be given as to when or if the closing conditions will be satisfied and the transaction will be completed.

Asset Held for Sale

As of September 30, 2019, we have four facilities, totaling $2.2 million classified as assets held for sale. We expect to sell these facilities over the next twelve months.

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

During the third quarter of 2019, we sold 19 facilities (three were previously held for sale at June 30, 2019 and ten were previously leased to Diversicare Healthcare Services, Inc. at June 30, 2019) for approximately $177.0 million in net cash proceeds recognizing a net gain of approximately $53.1 million.

Impairments

During the second quarter of 2019, we recorded impairments on real estate properties of approximately $7.6 million on two facilities.  Our second quarter 2019 impairments were offset by $1.9 million of insurance proceeds received related to a facility that was destroyed by a storm.

During the third quarter of 2019, we recorded impairments of approximately $5.7 million on four facilities of which three were subsequently reclassified to assets held for sale.  Our third quarter 2019 impairments were offset by $1.8 million of insurance proceeds received related to two facilities that were previously destroyed.

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values.  To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or  non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

Contractual Receivables and Other Receivables and Lease Inducements

As of September 30, 2019, we have approximately $27.6 million of contractual receivables outstanding. Of the $27.6 million of contractual receivables outstanding, approximately $18.0 million relates to Agemo Holdings LLC (“Agemo” an entity formed in May 2018 to silo the leases and loans formerly held by Signature Healthcare). In addition to the contractual receivables, we have approximately $49.2 million of straight-line rent receivables and/or lease inducements associated with Agemo as of September 30, 2019.  Daybreak Venture LLC (“Daybreak”) is on a cash basis of accounting for purposes of revenue recognition, see additional discussion below. For the three months ended September 30, 2019 and 2018, we recorded approximately $16.3 million and $22.7 million of rental income, respectively, and $1.2 million and $1.0 million, respectively, of other investment income from these operators.  For the nine months ended September 30, 2019 and 2018, we recorded approximately $57.8 million and $65.0 million of rental income, respectively, and $3.3 million and $2.5 million, respectively, of other investment income from these operators.

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

On January 16, 2019, the Bankruptcy Court confirmed Orianna’s plan, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio.  In January 2019, we reclassified our net investment in direct financing lease of $115.8 million from the Trust to other assets on our Consolidated Balance Sheets.  For the period from January 16, 2019 through September 30, 2019, we received approximately $88 million from the Trust as a partial liquidation. No liquidation proceeds were received during the three months ended September 30, 2019.

In March 2019, we received updated information from the Trust indicating diminished collectability of the accounts receivable owed to us.  As a result, we recorded an additional $7.7 million allowance during the three months ended March 31, 2019, reducing our remaining receivable from the Trust to approximately $21.1 million as of March 31, 2019.  As of September 30, 2019, our remaining receivable from the Trust is $19.1 million.  As of September 30, 2019, the Trust was comprised of $19.5 million of cash and $3.0 million of net accounts receivable.  We expect that the aggregate of such amounts will be used to pay estimated costs of $3.4 million to other creditors and to wind down the Trust, with the remainder paid to us.  The amount payable to us is contingent upon the collection of the accounts receivable balances and the estimated costs to wind down the Trust. These amounts are estimated and remain subject to change. Such changes could be different than the currently estimated amounts and such differences could have a material impact on our financial statements.

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

On January 30, 2019, we entered into a Second Amendment to Settlement and Forbearance Agreement under which we agreed to defer approximately $4.2 million of rent in the fourth quarter of 2018 and approximately $2.5 million (or approximately one month’s rent) in each of the first two quarters of 2019.  With the exception of $1.1 million in required real estate tax escrows, Daybreak met their contractual payment obligations through the second quarter of 2019; however, during the third quarter of 2019, Daybreak did not meet their full contractual payment obligations to us as we received $750,000 of cash rent.

During the third quarter of 2019, Daybreak continued to face liquidity challenges and their operational performance continued to deteriorate as a result of lower occupancy, a decline in quality-mix, ongoing labor pressure and significant legacy operating costs.

We expect Daybreak to benefit from (i) the addition of 26 Omega facilities into the Texas quality incentive payment program (“QIPP”), (ii) the implementation of PDPM and (iii) the 2.4% Medicare rate increase.  However, we do not expect these developments to significantly improve Daybreak’s liquidity before the first quarter of 2020.

We intend to selectively downsize Daybreak’s wide geographic footprint across the state of Texas, allowing Daybreak to more narrowly focus their attention on a select few markets.  Accordingly, we are in ongoing discussions with several other Texas-based operators about leasing a number of the facilities that fall outside of Daybreak’s desired core geographic footprint.  While the ultimate outcome and timing of this process is difficult to ascertain, we expect to derive rent or rent equivalents of between $15 million to $20 million annually from our existing Daybreak portfolio following the restructuring of the portfolio.  However, the timing and impact on Daybreak’s liquidity from each of the expected benefits discussed above, and the ultimate rental income following the potential transition of select Daybreak facilities to other operators, may be less favorable than expected, and there can be no assurance that such benefits or transition will occur.

The Company continues to closely monitor the performance of all of its operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At September 30, 2019, we had total assets of $9.0 billion, total equity of $4.1 billion and debt of $4.7 billion, representing approximately 53.4% of total capitalization.

Financing Activities and Borrowing Arrangements

In connection with the MedEquities Merger on May 17, 2019, we assumed a $125.0 million term loan and outstanding borrowings of $160.1 million under MedEquities’ previous revolving credit facility.  We repaid the total outstanding balance on both the term loan and the revolving credit facility and terminated the related agreements on May 17, 2019.

$500 Million 3.625% Senior Notes due 2029

On September 20, 2019, we issued $500 million aggregate principal amount of our 3.625% Senior Notes due 2029 (the “2029 Notes”).  The 2029 Notes were sold at an issue price of 98.542% of their face value before the underwriters’ discount.  Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $487.8 million.  The net proceeds from the offering were used to repay outstanding borrowings under our credit facilities and for general corporate purposes. The 2029 Notes mature on October 1, 2029 and pay interest semi-annually.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of September 30, 2019 and December 31, 2018, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

Forward Equity Sales Agreement

In connection with a $300 million underwritten public offering, we entered into a forward equity sales agreement on September 9, 2019 to sell 7.5 million shares of our common stock at an initial net price of $40.01 per share, after underwriting discounts and commissions, on one or more settlement dates to be selected by the Company no later than September 10, 2020.  The Company expects to settle the forward equity sales agreement entirely by the physical delivery of shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward equity sales agreement subject to certain conditions.  The forward sale price that the Company will receive upon settlement of the agreement is calculated based on the forward sale price as adjusted for a floating interest rate factor and other fixed amounts based on the passage of time, as specified in the forward equity sales agreement. Net proceeds from the settlement of the forward sale agreement will be used to repay a portion of the debt borrowed to finance the Encore Portfolio acquisition described above, with any remaining proceeds to be used for other potential acquisitions or investment opportunities, repayment of outstanding indebtedness and general corporate purposes.

$500 Million Equity Shelf Program

For the three months ended September 30, 2019, we issued 0.1 million shares of our common stock at an average price of $33.91, net of issuance costs, generating net proceeds of $4.2 million under our $500 million Equity Shelf Program.  For the three months ended September 30, 2018, no shares of our common stock were issued under our $500 million Equity Shelf Program.  For the nine months ended September 30, 2019 and 2018, we issued 3.1 million and 0.9 million, respectively, shares of our common stock at an average price of $34.78 and $29.82 per share, respectively, net of issuance costs, generating net proceeds of $107.0 million and $27.2 million, respectively, under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

For the three months ended September 30, 2019 and 2018, we issued approximately 1.0 million and 0.3 million, respectively, shares of our common stock at an average price of $37.87 and $31.82 per share, respectively, through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $37.7 million and $9.9 million, respectively.  For the nine months ended September 30, 2019 and 2018, we issued approximately 2.5 million and 1.3 million, respectively, shares of our common stock at an average price of $37.06 and $29.36 per share, respectively, through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $91.8 million and $36.9 million, respectively.

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

For the nine months ended September 30, 2019, we paid dividends of approximately $417.3 million, to our common stockholders.  On the 15th of February, May and August 2019, we paid dividends of $0.66 per outstanding common share to common stockholders of record as of last business day of January, April and July 2019, respectively.  For the nine months ended September 30, 2019, Omega OP paid distributions of approximately $17.1 million to holders of Omega OP Units other than Omega.  The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our credit facilities, existing equity sales programs, facility sales and expected proceeds from mortgage and other investment payoffs are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash, cash equivalents and restricted cash totaled $42.2 million as of September 30, 2019, an increase of $30.6 million as compared to the balance at December 31, 2018. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $405.8 million of net cash flow for the nine months ended September 30, 2019, as compared to $348.5 million for the same period in 2018, an increase of $57.3 million which is primarily due to facility acquisitions and transitions, acquired mortgages and other investments.

Investing Activities – Net cash flow from investing activities was an inflow of $71.5 million for the nine months ended September 30, 2019, as compared to an outflow of $150.6 million for the same period in 2018.  The $222.1 million change in cash provided by investing activities related primarily to (i) a $216.5 million change in other investments – net, (ii) a $71.8 million increase in proceeds from sale of direct financing lease assets, (iii) a $65.2 million change in mortgages – net and (iv) a $21.5 million decrease in real estate acquisitions.  Offsetting these changes were primarily: (i) a $60.3 million decrease in proceeds from the sales of real estate investments, (ii) a $59.6 million outflow of cash to complete the MedEquities Merger, (iii) a $22.1 million acquisition related deposit and (iv) a $15.1 million increase in capital renovation programs in 2019 compared to the same period of 2018.

Financing Activities – Net cash flow from financing activities was an outflow of $446.2 million for the nine months ended September 30, 2019, as compared to an outflow of $283.1 million for the same period in 2018.  The $163.1 million change in cash used in financing activities was primarily related to (i) a $668.1 million change in our credit facility borrowings – net and (ii) a $21.5 million increase in dividends paid offset by (i) a $397.0 million increase in other long-term borrowings – net, (ii) a $79.8 million increase in cash proceeds from the issuance of common stock in 2019, as compared to the same period in 2018 and (iii) a $54.9 million increase in net proceeds from our dividend reinvestment plan in 2019, as compared to the same period in 2018.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2019, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In connection with the preparation of this Form 10-Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega and Omega OP (for purposes of this Item 4, the “Companies”) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of September 30, 2019.

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

As of September 30, 2019, we own a parcel of land through a consolidated joint venture with the intention of building a MOB. As of September 30, 2019, we also have an approximate 15% ownership interest in an unconsolidated joint venture that owns 37 SNFs and a 51% interest in an unconsolidated joint venture that owns an acute care hospital. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

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

The intention to withdraw began a two-year negotiating period to establish the withdrawal terms. The negotiations period has currently been extended to January 31, 2020.  The U.K. and the E.U. have agreed to a Withdrawal Agreement, but such agreement has not received the approval of the U.K. House of Commons as required under domestic U.K. legislation.  The Withdrawal Agreement, if passed, includes, among other things, a transition period for the implementation of the withdrawal during which it is contemplated that the terms of future trade between the U.K. and the E.U. would be negotiated.  The U.K. General Election on December 12, 2019 may have a significant impact on whether the Withdrawal Agreement is approved by the House of Commons. If the Withdrawal Agreement is not approved, the U.K.’s separation still becomes effective if either the U.K. passes legislation to withdraw its previous notification of its intent to withdraw or unless all E.U. members unanimously agree on a further extension.

The effects of Brexit will depend on many factors, including the nature of any agreements that the U.K. makes to retain access to the E.U. Single Markets and membership of the E.U. Customs Union either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. In a “hard Brexit” scenario, there could be increased costs from re-imposition of tariffs on goods traded between the U.K. and E.U., shipping delays because of the need for customs inspections and procedures (which may be severe in the near term given the lack of infrastructure or preparedness for such inspections and procedures), and temporary shortages of certain goods. In addition, trade and investment between the U.K., the E.U., the United States and other countries will be impacted by the fact that the U.K. currently operates under the E.U.’s treaties. The U.K. will need to negotiate its own trade treaties with countries all over the world, which could take years to complete. In addition, the uncertainty related to Brexit has caused foreign exchange rate fluctuations in the past, including the strengthening of the U.S. dollar relative to the Euro and British Pound Sterling immediately following the announcement of Brexit. The implementation of, or further developments with respect to, Brexit could further impact foreign exchange rates, which could materially adversely affect our business, financial condition and results of operations.

While we cannot anticipate the outcome of these future negotiations, effects could include uncertainty regarding tax exemptions and reliefs within the E.U., as well as expected changes in tariffs and laws or regulations which could materially and adversely affect our business, future business opportunities, results of operations, financial condition, liquidity and cash flows.

Risks Related to Forward Equity Sales Agreement

Provisions contained in the forward equity sales agreement could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations.

The forward purchaser will have the right to accelerate its forward equity sales agreement in certain events (with respect to all or any portion of the transaction under the forward equity sales agreement that the forward purchaser determines is affected by an event described below) and require us to settle on a date specified by the forward purchaser.

The forward purchaser’s decision to exercise its right to accelerate the settlement of the forward equity sales agreement will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver shares of our common stock under the physical settlement provisions of the forward equity sales agreement irrespective of our capital needs, which would result in dilution to our earnings per share and return on equity.

We expect that the forward equity sales agreement will settle no later than September 10, 2020.  However, the forward equity sales agreement may be settled earlier in whole or in part at our option. Subject to certain conditions, we generally have the right to elect physical, cash or net share settlement under the forward equity sales agreement. The forward equity sales agreement will be physically settled by delivery of shares of our common stock, unless we elect to cash settle or net share settle the forward equity sales agreement. Delivery of shares of our common stock upon physical settlement (or, if we elect net share settlement, upon such settlement to the extent we are obligated to deliver shares of our common stock) will result in dilution to our earnings per share and return on equity. If we elect cash settlement or net share settlement with respect to all or a portion of the shares of our common stock underlying the forward equity sales agreement, we expect the forward purchaser (or an affiliate thereof) to purchase a number of shares of our common stock in secondary market transactions over an unwind period to:

●	return shares of our common stock to securities lenders in order to unwind the forward purchaser’s hedge (after taking into consideration any shares of our common stock to be delivered by us to the forward purchaser, if applicable, in the case of net share settlement); and

●	if applicable, in the case of net share settlement, deliver shares of our common stock to us to the extent required in settlement of the forward equity sales agreement.

The purchase of shares of our common stock in connection with the forward purchaser or its affiliate unwinding its hedge positions could cause the price of shares of our common stock to increase over such time (or prevent a decrease over such time), thereby increasing the amount of cash we would owe to the forward purchaser (or decreasing the amount of cash that the forward purchaser would owe us) upon a cash settlement of the forward equity sales agreement or increasing the number of shares of our common stock we would deliver to the forward purchaser (or decreasing the number of shares of our common stock that the forward purchaser would deliver to us) upon net share settlement of the forward equity sales agreement.

The forward sale price that we expect to receive upon physical settlement of the forward equity sales agreement will be subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to expected dividends on our common stock during the term of the forward equity sales agreement. If the specified daily rate is less than the spread on any day, the interest factor will result in a daily reduction of the forward sale price.  If the prevailing market price for our common stock during the applicable unwind period under the forward equity sales agreement is above the relevant forward sale price, in the case of cash settlement, we would pay the forward purchaser an amount in cash equal to the difference or, in the case of net share settlement, we would deliver to the forward purchaser a number of shares of our common stock having a value equal to the difference. Thus, we could be responsible for a potentially substantial cash payment in the case of cash settlement.

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward equity sales agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.

We expect to settle the forward equity sales agreement by physical delivery of shares of our common stock, although we have the right to cash settle or net share settle the forward equity sales agreement. In the event that we elect to settle any forward equity sales agreement for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealings in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act (as defined below). Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward equity sales agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward equity sales agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. In that case, we may be able to rely upon the relief provisions under the Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on an amount equal to the gross income attributable to the greater of  (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Code.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2019, Omega issued an aggregate of 1,248,361 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Item 5 – Other Information

On November 1, 2019, Gail D. Makode was appointed as Omega’s Chief Legal Officer, General Counsel. Previously, she served as Senior Vice President, General Counsel and Corporate Secretary of IES Holdings, Inc., a publicly traded industrial holding company, from October 2012 to September 2019. Prior to IES, she served in various positions at MBIA Inc. from 2006 to 2012, including as General Counsel and Member of the Board of its subsidiary MBIA Insurance Corporation and as Chief Compliance Officer of MBIA Inc.  Earlier in her career, she served as Vice President and Counsel for Deutsche Bank AG, and as an associate at Cleary, Gottlieb, Steen, & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions. She received a B.A. from Johns Hopkins University and her J.D. from Yale Law School.

In November 2019, the Board adopted a resolution to opt out of Section 3-803 of the Maryland General Corporation Law, which permits the board of directors of a Maryland corporation to divide its board into classes without stockholder approval. The Board resolution is irrevocable unless it is first approved in the same manner as an amendment to the charter of the Company. On November 5, 2019, the Company filed the corresponding Articles Supplementary, attached hereto as Exhibit 3.1, to the charter of the Company, reflecting such resolution, with the State Department of Assessments and Taxation of Maryland. The foregoing summary of the Articles Supplementary is qualified in its entirety by reference to the text of the Articles Supplementary, which is attached as Exhibit 3.1 to this Form 10-Q and is incorporated by reference into this Item 5.

Item 6–Exhibits

Exhibit No.
1.1

Letter Agreement, dated September 9, 2019, between Omega Healthcare Investors, Inc. and Bank of America N.A., regarding a registered forward transaction (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

3.1	Articles Supplementary of Omega Healthcare Investors, Inc. filed with the State Department of Assesments and Taxation of Maryland on November 5, 2019*.
4.1

Indenture dated as of September 20, 2019, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership, as Subsidiary Guarantor, and U.S. Bank National Association, as Trustee related to the 3.625% Senior Notes due 2029 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 20, 2019).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: November 8, 2019	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: : November 8, 2019	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date: : November 8, 2019	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: : November 8, 2019	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer