Form 10-K
period 2019-12-31
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2020-02-28
CIK 888491, 1639315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Maryland	1-11316	38-3041398
(Omega Healthcare Investors, Inc.)	(Omega Healthcare Investors, Inc.)	(Omega Healthcare Investors, Inc.)
Delaware	333-203447-11	36-4796206
(OHI Healthcare Properties Limited Partnership)	(OHI Healthcare Properties Limited Partnership)	(OHI Healthcare Properties Limited Partnership)
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS EmployerIdentification No.)

303 International Circle, Suite 200, Hunt Valley, MD 21030

(Address of principal executive offices)

(410) 427-1700

(Telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol (s)	Name of Exchange on Which Registered
Omega Healthcare Investors, Inc.	Common Stock, $.10 Par Value	OHI	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Omega Healthcare Investors, Inc. Yes  No ◻	OHI Healthcare Properties Limited Partnership Yes ◻ No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Omega Healthcare Investors, Inc. Yes ◻ No 	OHI Healthcare Properties Limited Partnership Yes ◻ No 

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

Omega Healthcare Investors, Inc.
Large accelerated filer 	Accelerated filer ◻	Non-accelerated filer ◻
Smaller reporting company ◻	Emerging growth company ◻

OHI Healthcare Properties Limited Partnership
Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer 
Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Omega Healthcare Investors, Inc. ☐	OHI Healthcare Properties Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Omega Healthcare Investors, Inc. Yes ☐ No 	OHI Healthcare Properties Limited Partnership Yes ☐ No ⌧

The aggregate market value of the common stock Omega Healthcare Investors, Inc. held by non-affiliates was $7,941,285,634 as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $36.75 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 19, 2020, there were 226,809,863 shares of Omega Healthcare Investors, Inc. common stock outstanding. As of February 19, 2020, OHI Healthcare Properties Limited Partnership had no publicly traded voting equity and no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019, is incorporated by reference in Part III herein.

EXPLANATORY NOTES

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” mean Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer  to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” mean OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP.

Parent directly owned approximately 97% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at December 31, 2019. Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement. The management of Parent consists of the same members as the management of Omega OP.

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

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”).  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), and assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), and rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”).  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses.  Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  Our other investment income derives from fixed and variable rate loans to our operators to fund working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”).  Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement.  As of December 31, 2019, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

On May 17, 2019, Omega and Omega OP completed their merger with MedEquities Realty Trust, Inc. (“MedEquities”) and its subsidiary operating partnership and the general partner of its subsidiary operating partnership. Pursuant to the Agreement and Plan of Merger, as amended by the First Amendment to the Agreement and Plan of Merger, dated March 26, 2019, (the “Merger Agreement”) Omega acquired MedEquities and MedEquities was merged with and into Omega (the “Merger”) at the effective time of the Merger with Omega continuing as the surviving company. At the effective time, each outstanding share of MedEquities common stock was converted into the right to receive (i) 0.235 of a share of Omega common stock, plus cash in lieu of fractional shares, and (ii) $2.00 in cash.  Pursuant to the Merger Agreement, MedEquities declared a special dividend of $0.21 per share of MedEquities common stock (the “Pre-Closing Dividend”) payable to the holders of record of MedEquities common stock as of the trading day immediately prior to the closing date of the Merger, which dividend was payable following the effective time of the Merger together with the cash consideration under the Merger Agreement.

In 2019, we completed the following transactions totaling approximately $1.7 billion in new investments:

●	$661 million acquisition by merger of MedEquities. In connection with the MedEquities Merger, we issued approximately 7.5 million shares of Omega common stock and paid approximately $63.7 million of cash consideration to former MedEquities stockholders. We borrowed approximately $350 million under our existing senior unsecured revolving credit facility to fund the cash consideration and the repayment of MedEquities’ previously outstanding debt. As a result of the MedEquities Merger, we acquired 33 facilities subject to operating leases, four mortgages, three other investments and an investment in an unconsolidated joint venture. We also acquired other assets and assumed debt and other liabilities.

●	$757 million Encore portfolio acquisition. We completed the $757 million portfolio acquisition of 60 facilities (the “Encore Portfolio”). Consideration at closing consisted of approximately $369 million of cash and the assumption of approximately $389 million in mortgage loans guaranteed by the U.S. Department of Housing and Urban Development (“HUD”). Our investment primarily consisted of $735 million of real estate assets and escrows.

●	$104 million investment in an unconsolidated joint venture in the U.K., inclusive of transaction costs. We purchased a 49% interest in the joint venture from Healthpeak Properties, Inc. The joint venture primarily owns 67 care homes in the U.K. and development and working capital loans.

●	Acquisition of three SNFs for approximately $25 million from an unrelated third party. The facilities are located in North Carolina and Virginia, and were added to an existing operator’s master lease with an initial cash yield of 9.5% with 2.0% annual rent escalators.

●	$192 million of investments in our capital expenditure programs.

As of December 31, 2019, our portfolio of investments included 987 healthcare facilities located in 40 states and the U.K. and operated by 71 third-party operators and was made up of the following:

●	784 SNFs, 114 ALFs, 28 specialty facilities and two MOBs;
●	fixed rate mortgages on 47 SNFs, two ALFs and four specialty facilities; and
●	six facilities closed and held for sale.

As of December 31, 2019, our investments in these facilities, net of impairments and allowances, totaled approximately $9.8 billion.  In addition, we held other investments of approximately $419.2 million, consisting primarily of secured loans to third-party operators of our facilities and $199.9 million of investment in five unconsolidated joint ventures.

Summary of Financial Information by Asset Category

The following table summarizes our revenues by asset category for 2019, 2018 and 2017. (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 – Properties, Note 4 – Direct Financing Leases, Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments).

Revenues by Asset Category

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Real estate related income:
Rental income	$804,076	$767,340	$775,176
Income from direct financing leases	1,036	1,636	32,336
Mortgage interest income	76,542	70,312	66,202
Total real estate related revenues	881,654	839,288	873,714
Other investment income	43,400	40,228	29,225
Miscellaneous income	3,776	2,166	5,446
Total operating revenues	$928,830	$881,682	$908,385

The following table summarizes our real estate assets by asset category as of December 31, 2019 and 2018:

Assets by Category

(in thousands)

	As of December 31,
	2019	2018
Real estate assets:
Buildings	$7,056,106	$6,056,820
Land	901,246	786,174
Furniture, fixtures and equipment	515,421	447,610
Site improvements	287,655	250,917
Construction in progress	225,566	204,889
Total real estate assets	8,985,994	7,746,410
Investments in direct financing leases - net	11,488	132,262
Mortgage notes receivable - net	773,563	710,858
Total real estate related assets	9,771,045	8,589,530
Other investments	419,228	504,626
Investment in unconsolidated joint ventures	199,884	31,045
Assets held for sale - net	4,922	989
Total investments	$10,395,079	$9,126,190

Description of the Business

Investment Strategy. We maintain a portfolio of long-term healthcare facilities and mortgages on healthcare facilities located in the U.S. and the U.K. Our investments are generally geographically diverse and operated by a diverse group of established, middle-market healthcare operators that we believe meet our standards for quality and experience of management and creditworthiness. Our criteria for evaluating potential investments includes but is not limited to:

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

As healthcare delivery continues to evolve, we continuously evaluate our assets, our operators and our markets to position our portfolio for long-term success. Our strategy includes applying data analytics to our investment underwriting and asset management, as well as selling or transitioning assets that do not meet our portfolio criteria.

We seek to obtain (i) contractual rent escalations under long-term, non-cancelable, “triple-net” leases and (ii) fixed-rate mortgage loans. We also typically seek to obtain substantial liquidity deposits, covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate and/or personal guarantees, when appropriate.

We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures. The following summarizes our primary investment structures. The average annualized yields described below reflect obligations under existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of December 31, 2019, set forth below, are not necessarily indicative of future yields, which may be lower.

Triple-Net Operating Leases. Triple-net operating leases typically range from 5 to 15 years, plus renewal options. Our leases generally provide for minimum annual rents that are subject to annual escalators. At December 31, 2019, our average annualized yield from operating leases was approximately 9.4%.

Direct Financing Leases. In addition to our typical lease agreements, two of our leases are being accounted for as direct financing leases with annual escalators. At December 31, 2019, our average annualized yield from the direct financing leases was approximately 9.0%.

Fixed-Rate Mortgages. Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At December 31, 2019, our average annualized yield on these investments was approximately 10.1%.

The table set forth in Item 2 – Properties contains information regarding our properties and investments as of December 31, 2019.

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

Competition. The healthcare industry is highly competitive and will likely become more competitive in the future. We face competition in making and pricing new investments from other public and private REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom have greater resources and lower costs of capital than us.  We believe our use of data analytics to underwrite investments and manage our portfolio may provide us a competitive advantage. Our operators compete on a local and regional basis with operators of facilities that provide comparable services. The basis of competition for our operators includes, amongst other factors, the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population and surrounding areas.

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

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. However, we will be subject to certain federal income taxes as follows.  First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 21% (35% for taxable years beginning before January 1, 2018) tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner. Second, for taxable years beginning before January 1, 2018, under certain circumstances, we may have been subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders. Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the Highest Regular Corporate Tax Rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us (i.e., when we are acting as a dealer), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but nonetheless have maintained our qualification as a REIT because certain other remedial requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability. Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary (“TRS”) that are not conducted on an arm’s-length basis. Eighth, if we acquire any asset that is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset (for dispositions made in taxable years beginning after December 31, 2016) during the 5-year period beginning on the date on which such asset was acquired by us (such period, the “recognition period”), then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the Highest Regular Corporate Tax Rate. The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

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

Interest on debt secured by mortgages on real property or on interests in real property generally is qualifying income for purposes of the 75% gross income test. However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date we agreed to originate or acquire the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property.   Further, in the case of a mortgage loan that is secured by both real and personal property, such allocation is required only if the fair market value of the personal property exceeds 15% of the value of the property.  We do not expect the rules requiring the allocation of mortgage interest to have an impact on our ability to satisfy either of the gross income tests going forward.

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

Prohibited Transactions. We will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets are primarily held for sale to customers and that a sale of any of our assets would not be in the ordinary course of our business. Whether a REIT holds an asset primarily for sale to customers in the ordinary course of a trade or business depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset.  The Code provides a set of “safe-harbor provisions,” which, if met, generally will exempt a sale or disposition of property by us from being subject to the 100% tax on sales to customers in the ordinary course of our trade or business.  In connection with the sale of any of our assets, we generally attempt to comply with the terms of safe-harbor provisions in the Code so as to minimize the risk that a sale of property by us would be characterized as a prohibited transaction and subject to the 100% tax on any gain from such sale. The Code also provides a number of alternative exceptions from the 100% tax on “prohibited transactions” if certain requirements have been satisfied with respect to property disposed of by a REIT. These requirements relate primarily to the number and/or amount of properties disposed of by a REIT, the period of time the property has been held by the REIT, and/or aggregate expenditures made by the REIT with respect to the property being disposed of. The conditions needed to meet these requirements have been lowered several times through amendments to the Code. However, we cannot assure that we will be able to comply with the safe-harbor provisions or that we would be able to avoid the 100% tax on prohibited transactions if we were to dispose of an owned property that otherwise may be characterized as property that we hold primarily for sale to customers in the ordinary course of a trade or business.

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

Such property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer (for a total of up to six years) if an extension is granted by the Secretary of the Treasury. In the case of a “qualified health care property” acquired solely as a result of termination of a lease, but not in connection with default or an imminent default on the lease, the initial grace period terminates on the second (rather than the third) taxable year following the year in which the REIT acquired the property (unless the REIT establishes the need for and the Secretary of the Treasury grants one or more extensions, not exceeding six years in total, including the original two-year period, to provide for the orderly leasing or liquidation of the REIT’s interest in the qualified health care property). This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

●	on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;
●	on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or
●	which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business that is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income, through a TRS.

The definition of foreclosure property includes any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). However, we do not currently own any property with respect to which we have made foreclosure property elections.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to comply with certain REIT requirements. In certain cases, we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to comply with certain REIT requirements. As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2018 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.  We cannot predict whether, in the future, our income from foreclosure property will be significant and whether we could be required to pay a significant amount of tax on that income.

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

TRS Income. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. If a TRS owns directly or indirectly owns more than 35% of the voting power or value of the stock of another corporation, the other corporation also will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs (for taxable years beginning before January 1, 2018, the limitation on ownership of TRS stock was 25%).  A TRS  is permitted to own or lease a health care facility provided that the facility is operated and managed by an “eligible independent contractor.” A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the new rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s operators that are not conducted on an arm’s-length basis.  As stated above, we do not lease any of our facilities to any of our TRSs.

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

If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset for purposes of the 75% test. The nonqualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property.  Further, in the case of a mortgage loan that is secured by both real and personal property, such allocation is required only if the fair market value of the personal property exceeds 15% of the value of the property.  We do not expect the rules requiring allocation of mortgage loan balances between qualifying and non-qualifying assets to have an impact on our ability to satisfy either of the asset tests going forward.  As discussed under the 75% gross income test (see above), the IRS provided relief from re-testing certain mortgage loans held by a REIT that have been modified as a result of distressed market conditions with respect to real property. At present, we do not hold any mortgage loans that have been modified, which would require us to take advantage of these rules for special relief for purposes of the asset tests.

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

The availability to us of, among other things, depreciation deductions with respect to our owned facilities (which reduce our taxable income and the amount of our required dividend distributions) depends upon the determination that, for federal income tax purposes, we are the true owner of such facilities for federal income tax purposes, which is dependent on the classification of the leases to operators or our facilities as “true leases” rather than financing arrangements for federal income tax purposes. The determinations of whether (1) we are the owner of such facilities, and (2) the leases are true leases, for federal tax purposes are essentially factual matters.  With the exception of certain financing arrangements for federal income tax purposes, we believe that we will be treated as the owner of each of the facilities that we lease, and such leases will be treated as true leases for federal income tax purposes. However, no assurances can be given that the IRS will not successfully challenge our status as the owner of our facilities subject to leases, and the status of such leases as true leases, asserting that the purchase of the facilities by us and the leasing of such facilities merely constitute steps in secured financing transactions in which the lessees are owners of the facilities and we are merely a secured creditor. In such event, we would not be entitled to claim depreciation deductions with respect to any of the affected facilities.  Other changes included in the Tax Act that could impact the amount of our taxable income for our taxable year ended December 31, 2019, include the limitation of the deduction for interest expense, the limitation on the deduction for certain compensation paid to certain of our executive officers, and the changes to the Code expanding the definitions of “lobbying and political expenditures” and “fines, penalties, and other amounts” for purposes of determining whether expenditures of these types continue to qualify as ordinary and necessary trade or business expenses that may be deducted in computing taxable income.  Since we are engaged in a qualified real property trade or business, we may elect out of the limitations on the deduction for interest expenses.  If we determine the need to make such an election, we will be required to use a longer depreciable life for certain of our real property, which will reduce the amount we may claim currently as depreciation expense for purposes of computing our taxable income.  The result of any of the above could cause us to fail to meet the 90% distribution requirement or, if such requirement is met, we might be subject to corporate income tax or the 4% excise tax.

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

Classification as Partnerships.  We will be entitled to include in our income our distributive share of each item of Omega OP’s income and to deduct our distributive share of each item of Omega OP’s expense or loss only if Omega OP is classified for federal income tax purposes as a partnership (or an entity that is disregarded for federal income tax purposes if the entity is treated as having only one owner for federal income tax purposes) rather than as a corporation or an association taxable as a corporation. An unincorporated entity with at least two owners or members will be classified as a partnership, rather than as a corporation, for federal income tax purposes if it:

●	is treated as a partnership under the Treasury Regulations relating to entity classification (the “check-the-box regulations”); and
●	is not a “publicly-traded partnership.”

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

A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof.  A partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof, and thus, characterized as a publicly traded partnership that is taxed as a corporation for U.S. federal income tax purposes, may nevertheless avoid characterization as a corporation for any taxable year if for each taxable year in which it was classified as a publicly traded partnership, 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including real property rents, gains from the sale or other disposition of real property, interest, and dividends (the “Qualifying Income Exception”). The Treasury Regulations provide limited safe harbors under which certain transfers of interests in the partnership may be ignored or not taken into account in the determination of whether a partnership’s interests are considered to be readily tradable on a secondary market or the substantial equivalent thereof (the “PTP Transfer Exceptions”). Omega OP’s partnership agreement contains provisions enabling its general partner to take such steps as are necessary or appropriate to prevent the issuance and transfers of interests in Omega OP that do not satisfy one of the PTP Transfer Exceptions, and thus, cause Omega OP to be treated as a publicly traded partnership.  To date, we believe that all transfers of Omega OP Units have satisfied one of the PTP Transfer Exceptions.  However, even if the transfers of Omega OP Units failed to qualify for any of the PTP Transfer Exceptions, and Omega OP was considered to be a publicly traded partnership, we believe that Omega OP would have sufficient qualifying income to satisfy the Qualifying Income Exception, and therefore, would not be treated as a corporation for U.S. federal income tax purposes.

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

Healthcare Reform.  A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). The current administration has brought several Congressional efforts to repeal and replace the Affordable Care Act.  We expect additional rules, regulations and judicial interpretations in response to legal and other constitutional challenges to be issued that may materially affect our operators’ financial condition and operations.  Even if the Healthcare Reform Law is not ultimately amended or repealed, the current administration or Congress could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the current administration that would impact the current implementation of the Healthcare Reform Law remains uncertain. Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended, repealed or interpreted.

Reform Requirements for Long-Term Care Facilities.  On October 4, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule modifying the conditions of participation in Medicare and Medicaid for SNFs.  The extensive changes included provisions related to staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others. While many of the regulations have become effective, the implementation and enforcement of some provisions, particularly with respect to the Quality Assurance Program Improvement (“QAPI”) and compliance and ethics related requirements of the Phase 3 regulations, did not become effective until November 28, 2019.

Trump Administration Budget Proposal. The fiscal year 2021 budget proposed by the Trump administration on February 10, 2020 contains several provisions which have the potential to impact long-term care providers.  The proposed budget contains cuts of approximately $920 billion to the Medicaid program over ten years, and additionally contains a proposed unified payment system policy for post-acute care providers, including skilled nursing facilities.  While we believe it is likely that the budget will be significantly revised from the initial proposal before approval by Congress, the potential impact of these proposed budget initiatives on the long-term care industry is currently being analyzed by industry stakeholders and could have a material adverse effect on our operators.

Reimbursement Generally. A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue, which may result in reductions in reimbursement at both the federal and state levels. Additionally, new and evolving payor and provider programs, including but not limited to Medicare Advantage, dual eligible, accountable care organizations, and bundled payments could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.  Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.  On February 10, 2020, the current administration proposed the budget for fiscal year 2021, which contains several provisions that have the potential to impact long-term care providers.  The proposed budget contains cuts of approximately $920 billion to the Medicaid program over ten years, and additionally contains a proposed unified payment system policy for post-acute care providers, including skilled nursing facilities.  While the likelihood of the budget passing in its current form seems unlikely, the potential impact of these proposed budget initiatives on the long-term care industry is currently being analyzed by industry stakeholders and could have a material adverse effect on our operators.

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

In the state of Florida, the average Medicaid reimbursement rate for SNFs decreased 4.5% effective July 1, 2019, resulting from the loss of one-time discretionary funding applied to October 1, 2018 Florida Medicaid reimbursement rates to cover the impact of hold-harmless provisions in the new, price-based Prospective Payment System (“PPS”) enacted by Florida at that time.  However, the net impact of this rate decrease was to revert the average rate approximately to the pre-PPS, cost-based level as of September 30, 2018, which we believe operators can generally address with operational adjustments to maintain coverage levels.  A smaller discretionary increase effective October 1, 2019 will increase the average rate by 0.7%.  When the transition hold-harmless provisions expire on September 30, 2021, the PPS rates will no longer be dependent on discretionary funding levels. At December 31, 2019, 15% of our investments were in Florida.

Texas, which represents 10% of our investments as of December 31, 2019, presents a difficult operating environment for SNF operators as a result of lower statewide occupancy levels, as compared to other states, and a Medicaid rate reimbursement that we believe is among the lowest in the United States.  Several of our operators have experienced lower operating margins on their SNFs in Texas,  as compared to other states, as a result of the foregoing and labor costs.

Additionally, in mid-November 2019, CMS proposed the Medicaid Fiscal Accountability Rule (“MFAR”), which would modify and refine the current federal portion of Medicaid funding for two programs commonly referred to as the upper payment limit (“UPL”) and provider taxes.  We have operators in two states, Indiana and Texas, that participate in UPL programs and operators in 36 states who receive provider tax reimbursements as of December 31, 2019. Based on our analysis of MFAR and discussions with our operators and other industry leaders, we believe MFAR as proposed would eliminate the incremental UPL funds and that most, if not all, states are or will be able to become compliant under the revised provider tax program.  If finalized, MFAR would become effective two years after the rule is finalized for the Indiana program and three years after the rule is finalized for most of the other states.  It is too early to estimate the ultimate potential impact of MFAR on our facilities in Indiana and Texas as we expect any reductions in revenues may be at least partially offset by expense reductions. In general, if implemented, MFAR could reduce reimbursement to our operators in those states affected by the rule, which could ultimately have a material adverse effect on the financial condition of those operators.

Medicare.  On July 30, 2019, CMS issued a final rule regarding the government fiscal year (“FY”) 2020 Medicare payment rates and quality payment programs for SNFs,  with aggregate payments projected to increase by $851 million, or 2.4 percent, for FY 2020 compared to FY 2019. This estimated reimbursement increase is attributable to a 2.8% market basket increase factor with a 0.4% reduction for the multifactor productivity adjustment mandated by the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”). The annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program (“QRP”).  The CMS also adopted two new quality measures in FY 2020 to assess whether certain health information is provided by the SNF at the time of transfer or discharge.  The two measures are: 1) Transfer of Health Information to the Provider-Post-Acute Care and 2) Transfer of Health Information to the Patient-Post-Acute Care.

Payments to providers are being increasingly tied to quality and efficiency.  The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, rather than the volume of services the patient receives, became effective October 1, 2019 (FY 2020).  The PDPM replaces the previous SNF prospective payment system that utilized the Resource Utilization Group IV case-mix methodology to classify SNF patients based on the volume of services received with a methodology that utilizes the International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) to classify SNF patients into certain payment groups based on their clinical disease state.  Effective October 1, 2019, group therapy is defined as a qualified rehabilitation therapist or therapy assistant treating two to six patients at the same time who are performing the same or similar activities. Also effective October 1, 2019, CMS established a 25% cap for concurrent and group therapy.

While certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some have reported some early positive results, it is too early to assess the long-term impacts of these reimbursement changes, including the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act, which became effective on October 1, 2018, and these reimbursement changes could have an adverse effect on our operators’ financial condition and operations, adversely impacting their ability to meet their obligations to us.

In addition to Medicare payment rates, SNFs continue to be impacted by the “Bipartisan Budget Act of 2018,” which extended Medicare sequestration and Medicare reimbursement cuts to providers and plans by 2% across the board, for an additional two years through 2027. Furthermore, the Bipartisan Budget Act of 2018 permanently repealed the therapy caps that applied to Medicare Part B therapy services provided as of January 1, 2018 and reduced the reimbursement rate for Medicare Part B therapy services performed by therapy assistants to 85% of the physician fee schedule beginning January 1, 2022. The former cap amounts were retained as a threshold above which claims must include confirmation that services are medically necessary as justified by appropriate documentation in the medical record.

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

Office of the Inspector General Activities.  The Office of Inspector General (“OIG”) has provided long-standing guidance for SNFs regarding compliance with federal fraud and abuse laws.  More recently, the OIG has conducted oversight activities and issued additional guidance regarding its findings related to identified problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes, and skilled nursing facilities.  The OIG has additionally reviewed the staffing levels reported by SNFs as part of its August 2018 and February 2019 Work Plan updates, and included a review of involuntary transfers and discharges from nursing homes in the June 2019 Work Plan updates.  Regional Recovery Audit Contractor program auditors along with the OIG and Department of Justice are expected to continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges.

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

Several of our operators have responded to subpoenas and other requests for information regarding their operations in connection with inquiries by the Department of Justice or other regulatory agencies.  In addition, MedEquities Realty Trust, Inc., which we acquired in May 2019, has responded to a Civil Investigative Demand from the Department of Justice in connection with Lakeway Regional Medical Center. See Note 20 – Commitments and Contingencies.

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

General and Professional Liability.  Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits challenging the validity of arbitration agreements in long term care settings. CMS prohibited pre-dispute arbitration agreements between SNFs and residents effective November 28, 2016, thereby increasing potential liabilities for SNFs and long-term care providers.  Subsequently, the authority of CMS to restrict the rights of these parties to arbitrate was challenged by litigation in various jurisdictions.  On July 16, 2019, CMS lifted the ban on pre-dispute arbitration agreements offered to residents at the time of admission, but prohibits providers from requiring residents to sign them as a condition for receiving care and requires that arbitration agreements must specifically grant residents the explicit right to rescind the agreement within thirty calendar days of signing.

Information about our Executive Officers

Biographical information regarding our executive officers and their ages as of February 1, 2020 are set forth below:

C. Taylor Pickett (58) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett has also been a member of the board of trustees of Corporate Office Properties Trust, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (56) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

Steven J. Insoft (55) is our Chief Corporate Development Officer and has served in this capacity since April 1, 2015. Mr. Insoft served as President and Chief Operating Officer of Aviv REIT, Inc. from 2012 until it was acquired by Omega in 2015, while previously serving as Chief Financial Officer and Treasurer of Aviv REIT, Inc. Prior to joining Aviv REIT, Inc. in 2005, Mr. Insoft spent eight years as a Vice President and Senior Investment Officer of Nationwide Health Properties, Inc., a publicly-traded REIT. Before that, he was President and Chief Financial Officer of CMI Senior Housing & Healthcare, Inc., a privately-held nursing home and assisted living facility operations and development company, for seven years.

Robert O. Stephenson (56) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Gail D. Makode (44) is our Chief Legal Officer, General Counsel and has served in this capacity since September 2019. Previously, she served as Senior Vice President, General Counsel and Corporate Secretary of IES Holdings, Inc., from October 2012 to September 2019. Prior to IES, she served in various legal capacities at MBIA Inc., including as General Counsel and Member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc., from 2006 to 2012. Earlier in her career, she served as Vice President and Counsel for Deutsche Bank AG, and as an associate at Cleary, Gottlieb, Steen, & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

Michael D. Ritz (51) is our Chief Accounting Officer and has served in this capacity since February 2007. From April 2005 to February 2007, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller of Newell Rubbermaid Inc., and from August 2002 to April 2005, Mr. Ritz served as the Director, Financial Reporting of Newell Rubbermaid Inc. From July 2001 through August 2002, Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc.

As of February 18, 2020, we had 49 full-time employees, including the six executive officers listed above.

Available Information

Our website address is www.omegahealthcare.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

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

●	Reimbursement; Medicare and Medicaid. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. See Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform, Reimbursement Generally, Medicaid, and Medicare, and the risk factors entitled Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced and Government spending cuts or modifications could lead to a reduction in Medicare and Medicaid reimbursement for a further discussion on governmental and third-party payor reimbursement and the associated risks presented to our operators. Failure to maintain certification in these programs, or other restrictions on reimbursements, would result in a loss of reimbursement from such programs and could result in a reduction in an operator’s revenues and operating margins, thereby negatively impacting an operator’s ability to meet its obligations to us.

●	Quality of Care Initiatives. The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators, including a quality rating system for nursing homes. See Item 1. Business – Government Regulation and Reimbursement – Quality of Care Initiatives. Any unsatisfactory rating of our operators under any rating system promulgated by the CMS could result in the loss of our operators’ residents or lower reimbursement rates, which could adversely impact their revenues and our business.

●	Licensing and Certification. Our operators and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. See Item 1. Business – Government Regulation and Reimbursement – Licensing and Certification. Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. Failure to obtain any required licensure or certification, the loss or suspension of any required licensure or certification, or any violations or deficiencies with respect to relevant operating standards may require a facility to cease operations or result in ineligibility for reimbursement until the necessary licenses or certifications are obtained or reinstated, or any such violations or deficiencies are cured. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently. Additionally, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, closure or change of ownership of certain healthcare facilities, which has the potential to impact some of our operators’ abilities to expand or change their businesses. Further, Medicare and Medicaid provider approvals, as applicable, may be needed prior to an operator’s change of ownership.

●	Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. In addition to our operators, there is the potential that we may become subject directly to healthcare laws and regulations because of the broad nature of some these provisions. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts and are subject to change. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud investigations and initiatives against healthcare providers, and provide for, among other things, claims to be filed by qui tam relators. See Item 1. Business – Government Regulation and Reimbursement – Fraud and Abuse. The violation by an operator of any of these extensive laws or regulations, including the Anti-kickback Statute, False Claims Act and the Stark Law, could result in the imposition of criminal fines and imprisonment, civil monetary penalties, and exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties, in addition to expending considerable resources responding to an investigation or enforcement action, could adversely affect an operator’s financial position and jeopardize an operator’s ability to make lease or mortgage payments to us or to continue operating its facility. Additionally, many states have adopted or are considering legislative proposals similar to the federal anti-fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to private or other third-party payors, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of whether the service was reimbursed by Medicare or Medicaid. Healthcare providers and facilities may also experience an increase in medical record reviews from a host of government agencies and contractors, including the HHS Office of the Inspector General, the Department of Justice, Zone Program Integrity Contractors, and Recovery Audit Contractors.

●	Privacy and Security Laws. Our operators are subject to federal, state and local laws and regulations designed to protect the privacy and security of patient health information, including HIPAA, among others. See Item 1. Business – Government Regulation and Reimbursement – Privacy. These laws and regulations require our operators to expend the requisite resources to protect the confidentiality and security of patient health information, including the funding of costs associated with operational and technology upgrades. Operators found in violation of HIPAA or any other privacy or security law may face significant monetary penalties. In addition, a breach of unsecured protected health information could cause reputational harm to an operator’s business in addition to a material adverse effect on the operator’s financial position and cash flows.

●	Other Laws. Other federal, state and local laws and regulations affect how our operators conduct their operations. See Item 1. Business – Government Regulation and Reimbursement – Other Laws and Regulations. We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.

●	Legislative and Regulatory Developments. Each year, legislative and regulatory proposals are introduced at the federal, state and local levels that, if adopted, would result in major changes to the healthcare system. See Item 1. Business – Government Regulation and Reimbursement in addition to the other risk factors set forth below. We cannot accurately predict whether any proposals will be adopted, and if adopted, what effect (if any) these proposals would have on our operators or our business. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of new laws and regulations, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected. Changes to, or repeal of, the Healthcare Reform Law could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the Healthcare Reform Law is not amended or repealed, changes impacting implementation or judicial interpretation of the Healthcare Reform Law, could materially and adversely affect our financial position or operations. However, the ultimate content, timing or effect of any potential future legislation or judicial interpretation cannot be predicted.

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

The Healthcare Reform Law requires SNFs to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. The HHS included in Final Rule published on October 4, 2016 the requirement for operators to implement a compliance and ethics program as a condition of participation in Medicare and Medicaid.  Long-term care facilities, including SNFs, had until November 28, 2019 to comply.  See Item 1. Business – Government Regulation and Reimbursement – Reform Requirements for Long-Term Care Facilities for a further discussion of the reform requirements set forth in the Final Rule.  If our operators fall short in their compliance and ethics programs, quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.

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

Approved or proposed cost-containment measures, spending cuts and tax reform initiatives have resulted or could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Any such governmental  action that reduces reimbursement payments to healthcare providers could have a material adverse effect on certain of our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us. Additionally, many states are focusing on the restructuring of expenditures under their Medicaid programs, which may result in a freeze on Medicaid rates or a reduction in reimbursement rates for our operators. See Item 1. Business – Government Regulation and Reimbursement – Reimbursement Generally, Medicaid, and Medicare.  These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs. Potential reductions in Medicare and Medicaid reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent or mortgage payments to us. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

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

We consider and, when appropriate, invest in various development and redevelopment projects. In deciding whether to make an investment in a particular project, we make certain assumptions regarding the expected future performance of the property. Our assumptions are subject to risks generally associated with development and redevelopment projects, including, among others, that:

●	Our operators may not be able to complete the project on schedule or within budgeted amounts;
●	Our operators may encounter delays in obtaining or fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop or redevelop the property to market standards;
●	Volatility in the price of construction materials or labor may increase project costs;
●	The builders may fail to perform or satisfy the expectations of our operators;
●	We may incorrectly forecast risks associated with development in new geographic regions;
●	Demand for our project may decrease prior to completion, due to competition from other developments; and
●	New facilities may take longer than expected to reach stabilized operating levels, if at all.

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

As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors that may change from time to time including:

●	the extent of investor interest;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	the financial performance of us and our operators;
●	concentrations in our investment portfolio by tenant and facility type;
●	concerns about our tenants’ financial condition due to uncertainty regarding reimbursement from governmental and other third-party payor programs;
●	analyst reports on us and the REIT industry in general;
●	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;
●	our failure to maintain or increase our dividend, which is dependent, to a large part, on the increase in funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and
●	other factors such as governmental regulatory action and changes in REIT tax laws.

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

The interest rate of our credit facilities, term loan facilities and derivatives contracts are priced using LIBOR and are subject to risks associated with the transition from LIBOR to an alternative reference rate .

London Inter-bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in credit facilities, term loan facilities and derivative contracts.

In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar (“USD”)-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Company has $932.5 million of borrowings outstanding as of December 31, 2019 that are indexed to LIBOR and is monitoring and evaluating the related risks, which include changes to the interest calculated on those borrowings and/or amounts received and paid on the related derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of borrowings, or derivative instruments tied to LIBOR, could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as this may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our borrowings is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

We have a material amount of indebtedness and we may increase our indebtedness in the future. Our level and type of indebtedness could have important consequences for our stockholders. For example, it could:

●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
●	limit our ability to borrow additional funds, on satisfactory terms or at all, for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes;
●	increase our cost of borrowing;
●	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
●	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;
●	limit our ability to make distributions to our stockholders, which may cause us to lose our qualification as a REIT under the Code or to become subject to federal corporate income tax on any REIT taxable income that we do not distribute;
●	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	place us at a competitive disadvantage compared to our competitors that have less debt.

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

Our business is subject to many risks that are associated with the ownership of real estate. For example, if our operators do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates, if at all. Other risks that are associated with real estate acquisition and ownership include, without limitation, the following:

●	general liability, property and casualty losses, some of which may be uninsured;
●	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;
●	leases that are not renewed or are renewed at lower rental amounts at expiration;
●	contingent rent escalators tied to changes in the Consumer Price Index or other parameters;
●	the exercise of purchase options by operators resulting in a reduction of our rental revenue;
●	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;
●	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable; and
●	acts of God or terrorism affecting our properties.

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

Our ownership of properties in the U.K. currently subjects us to fluctuations in the exchange rates between USD and the British Pound Sterling (“GBP”), which may, from time to time, impact our financial condition and results of operations. If we continue to expand our international presence through investments in, or acquisitions or development of healthcare assets outside the U.S. or the U.K., we may transact business in other foreign currencies. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such fluctuations will not have a material adverse effect on our results of operations or financial condition.

Economic and other conditions that negatively affect states in which a greater percentage of our investments are located could adversely affect our financial results.

At December 31, 2019, the three states in which we had our highest concentration of investments were Florida (15%), Texas (10%) and Michigan (7%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including unfavorable Medicaid reimbursements rates for SNFs, downturns in the local economies, local real estate conditions, increased competition or decreased demand for our facilities, regional climate events, and unfavorable legislative or regulatory developments, which could adversely affect our business and results of operations.

The vote by the U.K. to leave the European Union could adversely affect us.

On January 31, 2020, the United Kingdom ("U.K.") withdrew from the European Union ("E.U."), commonly referred to as “Brexit.”  The U.K. and E.U. agreed to participate in a transition period (the "Transition Period"), due to expire on December 31, 2020, to negotiate a trade agreement and other aspects of their future relationship. Following the Transition Period, the U.K. will no longer be a part of the single market and customs union of the E.U.  As of the date of this filing, the relationship between the U.K. and E.U. following the Transition Period is unknown. Changes  in economic conditions in the U.K. relating to Brexit  may subject the operators of our facilities in the U.K. to increased risk, including potential disruptions in supply, increases in costs, or difficulty staffing. In addition, the uncertainty related to Brexit has caused foreign exchange rate fluctuations in the past, including the strengthening of the USD relative to the Euro and GBP immediately following the announcement of Brexit, and may continue to do so in the future. Furthermore, Brexit could lead to legal uncertainty or the imposition of additional legal or regulatory requirements on the Company, which could have adverse consequences on our business, financial condition and results of operations. The implementation of, or further developments with respect to, Brexit could further impact foreign exchange rates, which could materially adversely affect our business, financial condition and results of operations.

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

As of December 31, 2019, we have ownership interest in one consolidated joint venture and five unconsolidated joint ventures. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

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

Market volatility may adversely affect the market price of our common stock. As with other publicly traded securities, the share price of our stock depends on many factors, which may change from time to time, including:

●	the market for similar securities issued by REITs;
●	changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
●	our ability to meet our guidance estimates or analysts’ estimates;
●	prevailing interest rates;
●	our credit rating;
●	changes in legal and regulatory taxation obligations;
●	litigation and regulatory proceedings;
●	general economic and market conditions; and
●	the financial condition, performance and prospects of us, our tenants and our competitors.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

At December 31, 2019, our real estate investments include SNFs and ALFs and to a lesser extent ILFs, specialty facilities and MOBs, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) mortgages on facilities that are operated by the mortgagors or their affiliates. The properties are located in 40 states and the United Kingdom and are operated by 71 operators. We use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties. In some cases, our tenants and mortgagors contract with a healthcare operator to operate the facilities. The following table summarizes our property investments as of December 31, 2019:

	Number of		Gross Real Estate
	Operating	Number of	Investment
Investment Structure/Operator	Beds	Facilities	(in thousands)
Operating Lease Facilities(1)
Consulate Health Care	9,270	82	$949,605
Maplewood Real Estate Holdings, LLC	1,306	15	782,101
Agemo Holdings LLC	6,454	58	544,188
Saber Health Group	5,301	48	534,595
CommuniCare Health Services, Inc.	4,571	42	481,842
Ciena Healthcare	3,373	35	457,493
Genesis HealthCare	6,161	56	399,407
Daybreak Venture, LLC	4,685	54	313,326
Health and Hospital Corporation	4,606	44	304,698
Healthcare Homes	1,899	37	284,429
Gulf Coast Master Tenant I, LLC	2,728	24	278,056
Airamid Health Management	4,118	34	242,534
Nexion Health Inc.	3,246	32	235,454
Fundamental Long Term Care Holding, LLC	2,217	18	235,233
S&F Management Company, LLC	2,100	17	232,033
EmpRes Healthcare Group, Inc.	1,747	22	216,838
Diversicare Healthcare Services	3,313	24	198,263
Sun Mar Healthcare	1,268	11	179,219
Guardian LTC Management Inc.	2,137	27	167,308
Providence Group, Inc.	1,334	14	134,735
Mission Health	1,160	17	133,195
Gold Care	992	18	127,577
Creative Solutions	1,401	12	106,524
Affiliates of Capital Funding Group, Inc.	544	6	102,071
Vibra Healthcare	164	3	81,726
Trillium Healthcare Group	984	13	78,958
Life Generations Healthcare, Inc.	618	7	73,304
Peregrine Health Services, Inc.	624	4	72,779
TenInOne Acquisition Group, LLC	1,201	8	72,092
Pinon Management, LLC	952	10	67,663
Trinity HealthCare	893	13	65,637
Focused Post Acute Care Partner II, LLC	884	9	65,056
Prestige Care, Inc.	542	8	55,778
Lakeland Holding Company	573	3	54,209
CareMeridian	167	13	46,692
Reach LTC	978	11	43,000
Fellowship Senior Living	389	4	41,925
StoneGate Senior Care LP	703	7	39,384
Southern Administrative Services, LLC	813	9	36,818
Swain/Herzog	570	6	35,095
Wellington Healthcare	623	5	28,829
Cardinal Care Management, Inc.	161	2	28,629
Sovran Management Company, LLC	300	1	28,500
Sava Senior Care, LLC	331	2	27,937
AAC Holdings	—	4	25,670
Physician's Hospital Group	67	3	23,394

	Number of		Gross Real Estate
	Operating	Number of	Investment
Investment Structure/Operator	Beds	Facilities	(in thousands)
Operating Lease Facilities(1)
Advanced Diagnostics	4	1	22,676
Lion Health Centers	162	1	20,458
Cascadia Healthcare LLC	248	3	19,764
Kissito	160	2	16,363
Transitions Healthcare, LLC	135	1	15,732
ACM Senior Living, LLC	93	1	15,250
Magnolia	160	2	14,966
International Equity Partners	144	1	14,070
Health Systems of Oklahoma LLC	407	3	12,470
Washington N&R	239	2	12,144
Care Initiatives, Inc	188	1	10,347
Prospect Medical	130	1	9,796
Diakonos Group, LLC	190	2	9,760
Ensign Group, Inc.	271	3	9,656
Community Eldercare Services, LLC	100	1	7,572
Rohde Realty, Inc.	—	1	6,894
Sequel	63	1	6,531
AMFM	150	2	5,786
Sante Operations	52	1	5,684
Southwest LTC	150	1	5,100
Markleysburg Healthcare Investors, LP	207	2	4,076
Equity LLC (3)	—	—	3,796
Hickory Creek Healthcare Foundation	63	1	2,834
Closed Facilities	—	—	470
	91,784	926	8,985,994
Assets Closed and Held for Sale
Genesis HealthCare	—	1	3,895
Trillium Healthcare Group	—	3	650
Closed	—	1	322
Guardian LTC Management Inc.	—	1	55
	—	6	4,922
Investment in Direct Financing Leases
Sun Mar Healthcare	83	1	11,488
Markleysburg Healthcare Investors, LP	52	1	—
	135	2	11,488
Mortgages(2)
Ciena Healthcare	3,945	36	526,520
Guardian LTC Management Inc.	808	9	112,500
Baylor Scott and White	106	1	68,389
CommuniCare Health Services, Inc.	455	3	35,964
Haven	72	1	19,000
Vibra Healthcare	—	1	8,238
Medistar (3)	—	1	1,481
Benchmark Healthcare	79	1	1,471
	5,465	53	773,563
Total	97,384	987	$9,775,967

(1) Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.

(2) In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

(3) The total operator count excludes these investments as they are investments in non-operating facilities.

The following table presents the concentration of our real estate investments by state (and the U.K.) as of December 31, 2019:

				% of
			Gross Real Estate	Gross Real
	Number of	Number of	Investment	Estate
Location	Facilities	Operating Beds	(in thousands)	Investment
Florida	132	15,745	$1,420,419	14.54%
Texas	127	12,117	940,434	9.62%
Michigan	50	5,146	675,203	6.91%
Indiana	69	7,190	635,086	6.50%
California	59	5,043	610,536	6.25%
Ohio	55	5,205	596,330	6.10%
Pennsylvania (1)	56	5,153	589,756	6.03%
United Kingdom	55	2,891	412,006	4.21%
North Carolina	41	4,240	349,446	3.57%
Virginia	22	2,969	330,876	3.38%
New York	—	—	305,006	3.12%
Connecticut	8	723	295,705	3.02%
Tennessee	35	4,336	287,785	2.94%
Mississippi	25	2,589	246,731	2.52%
Massachusetts (1)	11	962	195,993	2.00%
Kentucky	21	1,877	169,927	1.74%
Washington	18	1,382	152,560	1.56%
Maryland	12	1,652	144,198	1.48%
Nevada	10	819	134,868	1.38%
Colorado	14	1,565	107,900	1.10%
Arizona	9	1,046	97,613	1.00%
Louisiana	17	1,621	93,852	0.96%
South Carolina	8	963	88,612	0.91%
Missouri	18	1,884	86,341	0.88%
Idaho	10	853	85,913	0.88%
West Virginia	11	1,255	75,981	0.78%
Georgia	10	1,130	70,827	0.72%
Arkansas	10	938	70,467	0.72%
Minnesota	3	516	69,058	0.71%
Iowa	9	719	61,653	0.63%
Kansas	15	756	57,004	0.58%
New Mexico (1)	7	540	53,156	0.54%
Oregon	6	360	52,868	0.54%
Alabama	9	1,063	48,089	0.49%
Rhode Island	4	538	43,534	0.45%
Oklahoma	6	701	33,897	0.35%
New Hampshire	3	221	23,082	0.24%
Montana	3	198	21,117	0.22%
Nebraska (1)	7	335	16,292	0.17%
New Jersey(2)	—	—	11,788	0.12%
Wisconsin	1	50	7,133	0.07%
Vermont	1	93	6,925	0.07%
	987	97,384	$9,775,967	100.00%
(1)	These states each include a facility/property that is classified as held for sale as of December 31, 2019.
(2)	This state has been excluded from our total state count as we do not have an operating facility in this location.

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location. Our portfolio includes healthcare properties located in 40 states and the U.K. In addition, the majority of our rental, direct financing lease and mortgage income is generally derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 71 different public and private healthcare providers and/or managers. Except for Ciena Healthcare (10%), Consulate Health Care (9%), Maplewood Real Estate Holdings, LLC (8%), Agemo Holdings, LLC (6%), Saber Health Group (5%) and CommuniCare Healthcare Services, Inc. (5%), which together hold approximately 44% of our portfolio (by investment), no other single tenant holds greater than 5% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. At December 31, 2019, approximately 90% of our operating leases, approximately 92% of our mortgages and approximately 100% of our direct financing leases have primary terms that expire after 2024. The majority of our leased real estate properties are leased under provisions of master lease agreements that govern more than one facility. We also lease facilities under single facility leases. The initial terms of our operating leases typically range from 5 to 15 years, plus renewal options. Our direct financing leases have initial terms in excess of 20 years.

All of our leased properties are leased under long-term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our operating lease agreements as of December 31, 2019 by year without giving effect to any renewal options:

	Annualized Straight-line	Number of
Expiration Year	Rental Revenue Expiring	Leases Expiring
($ in thousands)
2020	$1,802	7
2021	4,394	15
2022	35,230	4
2023	11,873	13
2024	35,250	4
2025	4,650	3
2026	13,435	5
2027	108,898	13
2028	180,497	14
Thereafter	465,776	32
Total	$861,805	110

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

Pursuant to a Scheduling Order entered by the Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Securities Class Action”).  The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017.  The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables.  The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.  The Company and the officers named in the Securities Class Action filed a Motion to Dismiss on July 17, 2018.  On March 25, 2019, the Court entered an order dismissing with prejudice all claims against all defendants.  Plaintiffs have appealed the order to the United States Court of Appeals for the Second Circuit.  The appeal is fully briefed, and the Court heard oral argument on November 13, 2019.  The Company is awaiting a decision on the appeal.

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

Separately, during February and March 2019, four lawsuits were filed by purported stockholders of MedEquities against MedEquities and its directors challenging the proposed merger between MedEquities and the Company.  Two of the lawsuits also named the Company as a defendant.  Three of these actions were dismissed during 2019,  including both actions that named the Company as defendant. These actions were Brekka v. MedEquities Realty Trust, Inc., et al., Case 1:19-cv-00535-JKB, in the United States District Court for the District of Maryland; Scarantino v. McRoberts et al., Case No.  24-c-19-001027, in the Circuit Court for Baltimore City, Maryland; and Bushansky v. MedEquities Realty Trust, Inc., et al., Case 3:19-cv-00231, in the United States District Court for the Middle district of Tennessee.  In addition, the defendants reached agreements with the plaintiffs regarding the resolution of any claims for attorney’s fees or “mootness fees” in connection with these matters.  In January of 2020, the fourth action, Russell v. MedEquities Realty Trust, Inc., et al., Case No. C-03-CV-19-000721 was also dismissed, and an agreement was entered into with that plaintiff regarding the resolution of any claims for attorney’s fees or “mootness fees” in that matter.

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

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Omega

Market Information

Shares of Omega common stock are traded on the New York Stock Exchange under the symbol “OHI.”  As of February 19, 2020, there were 3,000 registered holders and 226,809,863 of Omega common shares outstanding.

Equity Compensation Plan Information

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights (1)	warrants and rights (2)	reflected in column (a) (3)
Equity compensation plans approved by security holders	3,353,658	$—	4,404,626
Equity compensation plans not approved by security holders	—	—	—
Total	3,353,658	$—	4,404,626
(1)Reflects (i) 109,668 shares related to the March 17, 2016 award of performance restricted stock units or Profit Interest units (“PIUs”), (ii) 118,416 restricted stock units that were granted on January 1, 2017, (iii) 658,052 shares that could be issued if certain performance conditions are achieved related to the January 1, 2017 award of performance restricted stock units or PIUs, (iv) 146,400 restricted stock units that were granted on January 1, 2018, (v) 973,142 shares that could be issued if certain performance conditions are achieved related to the January 1, 2018 award of performance restricted stock units or PIUs, (vi) 118,698 restricted stock units and PIUs that were granted on January 1, 2019, (vii) 769,893 shares that could be issued if certain performance conditions are achieved related to the January 1, 2019 award of performance restricted stock units or PIUs and (viii) 459,389 shares in respect of outstanding deferred stock units.
(2)No exercise price is payable with respect to the restricted stock units and performance restricted stock units.
(3)Reflects shares of common stock remaining available for future awards under our 2018 Stock Incentive Plans.

Issuer Purchases of Equity Securities

During the fourth quarter of 2019, we purchased 16,946 outstanding shares of our common stock in connection with tax withholdings upon vesting of equity awards.

(d)
			(c)	Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
	(a)		Part of Publicly	Shares that may
	Total Number	(b)	Announced	be Purchased
	of Shares	Average Price	Plans or	Under these Plans
Period	Purchased (1)	Paid per Share	Programs	or Programs
October 1, 2019 to October 31, 2019	16,946	$41.79	—	—
November 1, 2019 to November 30, 2019	—	—	—	—
December 1, 2019 to December 31, 2019	—	—	—	—
Total	16,946	$41.79	—	—
(1)	Represents shares purchased from employees to pay the withholding taxes related to the vesting of equity awards. The shares were not part of a publicly announced repurchase plan or program.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2019, Omega issued an aggregate of 10,233 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement.  We issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), based upon factual representations received from the limited partners who received the Omega common stock.

Omega OP

Market Information

There is no established trading market for common equity of Omega OP. The number of holders of record of Omega OP Units was 128 as of December 31, 2019.

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

Omega	Year Ended December 31,
	2019	2018	2017 (1)	2016	2015
	(in thousands, except per share amounts)
Operating Data
Revenues	$928,830	$881,682	$908,385	$900,827	$743,617

Net income	$351,947	$293,884	$104,910	$383,367	$233,315
Net income available to common stockholders	$341,123	$281,578	$100,419	$366,415	$224,524
Per share amounts:
Net income available to common stockholders:
Basic	$1.60	$1.41	$0.51	$1.91	$1.30
Net income:
Diluted	$1.58	$1.40	$0.51	$1.90	$1.29

Dividends, Common Stock(2)	$2.65	$2.64	$2.54	$2.36	$2.18

Weighted-average common shares outstanding, basic	213,404	200,279	197,738	191,781	172,242
Weighted-average common shares outstanding, diluted	222,125	209,711	206,790	201,635	180,508

Omega OP	Year Ended December 31,
	2019	2018	2017 (1)	2016	2015
	(in thousands, except per share amounts)
Operating Data
Revenues	$928,830	$881,682	$908,385	$900,827	$610,197

Net income	$351,947	$293,884	$104,910	$383,367	$190,263

Net income available to owners'	$351,959	$293,884	$104,910	$383,367	$190,263

Per Omega OP Unit amounts:
Net income available to Omega OP Unit holders:
Basic	$1.60	$1.41	$0.51	$1.91	$0.98
Net income:
Diluted	$1.58	$1.40	$0.51	$1.90	$0.97

Dividends, Omega OP Unit holders	$2.65	$2.64	$2.54	$2.36	$1.29

Weighted-average Omega OP Units outstanding, basic	220,193	209,020	206,521	200,679	193,843
Weighted-average Omega OP Units outstanding, diluted	222,125	209,711	206,790	201,635	195,742

	As of December 31,
	2019	2018	2017 (1)	2016	2015
	(in thousands)
Balance Sheet Data
Gross investments (3)	$10,395,079	$9,126,190	$9,091,714	$9,166,129	$8,107,352
Total assets (3)	9,796,124	8,590,877	8,773,305	8,949,260	7,989,936
Revolving line of credit (4)	125,000	313,000	290,000	190,000	230,000
Term loans, net (4)	804,738	898,726	904,670	1,094,343	745,693
Other long-term borrowings, net (4)	4,206,402	3,328,896	3,377,488	3,082,511	2,564,320
Total equity(3)	4,336,594	3,764,484	3,888,258	4,211,986	4,100,865
(1)	2017 results reflect the impact of an aggregate of $297 million of impairment losses on real estate properties and direct financing leases.
(2)	Dividends per share are those declared and paid during such period.
(3)	As of December 31, 2015, 2016, 2017, 2018 and 2019, the Gross investments, Total assets and Total equity are the same for Omega and Omega OP.
(4)	All of the debt outstanding for Omega is considered outstanding for Omega OP via intercompany loans with Omega.

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

(i)those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(ii)uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)the ability of any of Omega’s operators in bankruptcy to reject unexpired lease obligations, modify the terms of Omega’s mortgages and impede the ability of Omega to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(iv)our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)the availability and cost of capital to us;
(vi)changes in our credit ratings and the ratings of our debt securities;
(vii)competition in the financing of healthcare facilities;
(viii)regulatory and other changes in the healthcare sector;
(ix)changes in the financial position of our operators;
(x)the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xi)changes in interest rates;
(xii)the amount and yield of any additional investments;
(xiii)changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xiv)the potential impact of changes in the skilled nursing facility (“SNF”) and assisted living facility (“ALF”) markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms; and
(xv)our ability to maintain our status as a REIT.

Overview and Outlook

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”).  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses.  Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.   Our other investment income is derived from fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures.  These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Our portfolio of investments at December 31, 2019, included 987 healthcare facilities, located in 40 states and the U.K. that are operated by 71 third-party operators.  Our real estate investment in these facilities totaled approximately $9.8 billion at December 31, 2019, with 98% of our real estate investments related to long-term healthcare facilities.  The portfolio is made up of (i) 784 SNFs, (ii) 114 ALFs, (iii) 28 specialty facilities, (iv) two medical office buildings, (v) fixed rate mortgages on 47 SNFs, two ALFs and four specialty facilities and (vi) six SNFs that are currently closed and held for sale.  At December 31, 2019, we held other investments of approximately $419.2 million, consisting primarily of secured loans to third-party operators of our facilities and $199.9 million of investment in five unconsolidated joint ventures.

Omega’s consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega and (iv) other entities in which Omega or Omega OP has a majority voting interest and control.  All intercompany accounts and transactions have been eliminated in consolidation, and Omega’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.  Omega OP’s consolidated financial statements include the accounts of (i) Omega OP, (ii) all direct and indirect wholly owned subsidiaries of Omega OP and (iii) other entities in which Omega OP has a majority voting interest and control.  Omega OP’s net earnings are reduced by the portion of net earnings attributable to the noncontrolling interest.  All intercompany transactions and balances have been eliminated in consolidation.

As healthcare delivery continues to evolve, we continuously evaluate our assets, our operators and our markets to position our portfolio for long-term success. Our strategy includes applying data analytics to our investment underwriting and asset management, as well as selling or transitioning assets that do not meet our portfolio criteria.

We continue to believe that our operating results display the strength of our balance sheet and operating model against the backdrop of a dynamic operating environment.  Initial feedback from our operators with respect to the implementation of the Patient Driven Payment Model (“PDPM”) on October 1, 2019 has been positive.  Their revenues since inception, as reported, have been neutral to slightly positive, and most operators have reported rehabilitation cost savings to them.  We currently expect a modest, and much needed, improvement in facility level cash flows as a result of PDPM.

Although industry occupancy levels have declined in recent years, the occupancy levels of our facilities and our operator coverages remained stable overall for the twelve months ended September 30, 2019. In addition, our operators continue to experience increased labor costs which we believe is manageable.  Texas, which represents 10% of our investments as of December 31, 2019, presents a difficult operating environment for SNF operators as a result of lower statewide occupancy levels, as compared to other states, and a Medicaid rate reimbursement that we believe is among the lowest in the United States.  Several of our operators have experienced lower operating margins on their SNFs in Texas,  as compared to other states, as a result of the foregoing and labor costs.

Additionally, in mid-November 2019, CMS proposed the Medicaid Fiscal Accountability Rule (“MFAR”), which would modify and refine the current federal portion of Medicaid funding for two programs commonly referred to as the upper payment limit (“UPL”) and provider taxes.  We have operators in two states, Indiana and Texas, that participate in UPL programs and operators in 36 states who receive provider tax reimbursements as of December 31, 2019. Based on our analysis of MFAR and discussions with our operators and other industry leaders, we believe MFAR as proposed would eliminate the incremental UPL funds and that most, if not all, states are or will be able to become compliant under the revised provider tax program.  If finalized, MFAR would become effective two years after the rule is finalized for the Indiana program and three years after the rule is finalized for most of the other states.  It is too early to estimate the ultimate potential impact of MFAR on our facilities in Indiana and Texas as we expect any reductions in revenues may be at least partially offset by expense reductions. In general, if implemented, MFAR could reduce reimbursement to our operators in those states affected by the rule, which could ultimately have a material adverse effect on the financial condition of those operators.

We currently believe that our operators can generally meet their obligations to us, except as discussed below. However, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

2019 and Recent Highlights

Acquisition and Other Investments

In 2019, we completed the following transactions totaling approximately $1.7 billion in new investments:

●	$661 million acquisition by merger of MedEquities. In connection with the MedEquities Merger, we issued approximately 7.5 million shares of Omega common stock and paid approximately $63.7 million of cash consideration to former MedEquities stockholders. We borrowed approximately $350 million under our existing senior unsecured revolving credit facility to fund the cash consideration and the repayment of MedEquities’ previously outstanding debt. As a result of the MedEquities Merger, we acquired 33 facilities subject to operating leases, four mortgages, three other investments and an investment in an unconsolidated joint venture. We also acquired other assets and assumed debt and other liabilities.

●	$757 million Encore portfolio acquisition. We completed the $757 million portfolio acquisition of 60 facilities (the “Encore Portfolio”). Consideration at closing consisted of approximately $369 million of cash and the assumption of approximately $389 million in mortgage loans guaranteed by the U.S. Department of Housing and Urban Development (“HUD”). Our investment primarily consisted of $735 million of real estate assets and escrows.

●	$104 million investment in an unconsolidated joint venture in the U.K., inclusive of transaction costs. We purchased a 49% interest in the joint venture from Healthpeak Properties, Inc. The joint venture primarily owns 67 care homes in the U.K. and development and working capital loans.

●	Acquisition of three SNFs for approximately $25 million from an unrelated third party. The facilities are located in North Carolina and Virginia, and were added to an existing operator’s master lease with an initial cash yield of 9.5% with 2.0% annual rent escalators.

●	$192 million of investments in our capital expenditure programs.

See “Portfolio and Other Developments” below for a description of 2019 acquisitions and other investments.

Financing Activities

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

Forward Equity Sales Agreement

In connection with a $300 million underwritten public offering, we entered into a forward equity sales agreement on September 9, 2019 to sell 7.5 million shares of our common stock at an initial net price of $40.01 per share, after underwriting discounts and commissions.  On December 27, 2019, we settled the forward equity sale agreement by physical delivery of 7.5 million shares of common stock at $39.45 per share, net of dividends paid and interest received, for net proceeds of approximately $295.9 million.

Other Debt Assumption and Repayment

In connection with the MedEquities Merger on May 17, 2019, we assumed a $125.0 million term loan and outstanding borrowings of $160.1 million under MedEquities’ previous revolving credit facility.  We repaid the total outstanding balance on both the term loan and the revolving credit facility and terminated the related agreements on May 17, 2019.

HUD Mortgage Debt

On October 31, 2019, we assumed approximately $389 million in mortgage loans guaranteed by HUD.  The HUD loans have remaining terms ranging from 27 to 32 years and an average remaining term of 31 years with fixed interest rates ranging from 2.82% to 3.24%. The HUD loans may be prepaid subject to an initial penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required.

All HUD loans are subject to the regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, debt service and capital replacement expenditures. As of December 31, 2019, the Company has total escrow reserves of $25.0 million with the loan servicer that is reported within other assets on the Consolidated Balance Sheets.

Subordinated Debt

In connection with a 2010 acquisition, we assumed five separate $4.0 million subordinated notes bearing interest at 9% per annum that mature on December 21, 2021. Interest on these notes is due quarterly with the principal balance due at maturity. These subordinated notes may be prepaid at any time without penalty. To the extent that the operator of the facilities fails to pay rent owed to us under our existing master lease, we have the right to offset amounts owed to the lender. During the fourth quarter of 2019, we offset approximately $6.5 million of debt owed to the lender, which approximates three months of rent.

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

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2019 and December 31, 2018, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

Portfolio and Other Developments

Encore Portfolio Acquisition

On October 31, 2019, we completed the approximate $757 million portfolio acquisition of 60 facilities (the “Encore Portfolio”).  Consideration consisted of approximately $369 million of cash and the assumption of approximately $389 million in mortgage loans guaranteed by the HUD.

The following table highlights the fair value of the assets acquired and liabilities assumed on October 31, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate investments	$735,182
Other investments	600
Contractual receivables	2,216
Cash	227
Other assets	28,173
Total investments	766,398
Secured borrowings	(388,627)
Accrued expenses and other liabilities	(8,978)
Fair value of net assets acquired	$368,793

MedEquities Merger

On May 17, 2019, Omega and Omega OP completed the MedEquities Realty Trust Inc. (“MedEquities”) Merger.  In accordance with the Merger Agreement, each share of MedEquities common stock issued and outstanding immediately prior thereto was converted into the right to receive (i) 0.235 of a share of Omega common stock plus the right to receive cash in lieu of any fractional shares of Omega common stock and (ii) an amount in cash equal to $2.00 (the “Cash Consideration”).  In connection with the MedEquities Merger, we issued approximately 7.5 million shares of Omega common stock and paid approximately $63.7 million of cash consideration to former MedEquities stockholders.  We borrowed approximately $350 million under our existing senior unsecured revolving credit facility to fund the cash consideration and the repayment of MedEquities’ previously outstanding debt.  As a result of the MedEquities Merger, we acquired 33 facilities subject to operating leases, four mortgages, three other investments and an investment in an unconsolidated joint venture.  We also acquired other assets and assumed debt and other liabilities.  Based on the closing price of our common stock on May 16, 2019, the fair value of the consideration exchanged approximated $346 million.

The following table highlights the preliminary fair value of the assets acquired and liabilities assumed on May 17, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate investments (3)	$421,600
Mortgage notes receivable (see Note 5)	108,097
Other investments	19,192
Investment in unconsolidated joint venture	73,834
Cash	4,067
Contractual receivables	1,461
Other assets (1) (3)	32,819
Total investments	661,070
Debt	(285,100)
Accrued expenses and other liabilities (2)(3)	(30,421)
Fair value of net assets acquired	$345,549
(1)Includes approximately $26.8 million in above market lease assets.
(2)Includes approximately $7.5 million in below market lease liabilities.
(3)With the exception of real estate investments, above market lease assets and below market lease liabilities, the fair value estimates above are final.

The MedEquities facilities acquired in 2019 are included in our results of operations from the date of acquisition.  For the period from May 17, 2019 through December 31, 2019, we recognized approximately $35.2 million of total revenue from the assets acquired in connection with the MedEquities Merger.  For the year ended December 31, 2019, we incurred approximately $5.1 million of acquisition and merger related costs associated with the MedEquities Merger.

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

Investments in Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment	Initial	Facility	Facilities at	December 31,
Entity (1)%		Date	Investment(2)	Type	12/31/2019	2019	2018
Second Spring Healthcare Investments (3)	15%	11/1/2016	$50,032	SNF	37	$22,504	$31,045
Lakeway Realty, L.L.C. (4)	51%	5/17/2019	73,834	Specialty facility	1	73,273	—
Cindat Joint Venture (5)	49%	12/18/2019	103,810	ALF	67	103,976	—
OMG Senior Housing, LLC	50%	12/6/2019	—	ILF	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	153	N/A	N/A	131	—
			$227,829			$199,884	$31,045
(1)	These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture.
(2)	Our initial investment includes our transaction costs, if any.
(3)	During 2019, this joint venture sold 14 SNFs subject to an operating lease for approximately $311.8 million in net cash proceeds and recognized a gain on sale of approximately $64.0 million. During 2018, this joint venture sold 13 SNFs subject to an operating lease for approximately $164.0 million in net cash proceeds and recognized a loss on sale of approximately $4.6 million. During 2018, this joint venture also recorded $4.2 million of impairment expense on these real estate properties.
(4)	We acquired an interest in a joint venture that owns the Lakeway Regional Medical Center (the “Lakeway Hospital”) in Lakeway, Texas.
(5)	We acquired a 49% interest in Cindat Ice Portfolio JV, GP Limited, Cindat Ice Portfolio Holdings, LP and Cindat Ice Portfolio Lender, LP. Cindat Ice Portfolio Holdings, LP owns 67 care homes leased to two operators in the U.K. pursuant to operating leases. Cindat Ice Portfolio Lender, LP holds loans to a third-party operator. Our investment in Cindat Joint Venture consists primarily of real estate. Our initial basis difference of approximately $35 million will be amortized on a straight-line basis over approximately 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations

The following table reflects our income (loss) from unconsolidated joint ventures for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Entity	2019	2018	2017
	(in thousands)
Second Spring Healthcare Investments	$9,490	$381	$2,237
Lakeway Realty, L.L.C.	1,479	—	—
OMG Senior Housing, LLC	(22)	—	—
Total	$10,947	$381	$2,237

Lakeway Partnership

In connection with the MedEquities Merger on May 17, 2019, we acquired a 51% ownership interest in Lakeway Realty, L.L.C. (the “Lakeway Partnership”), a joint venture that owns the Lakeway Hospital.  On the merger date, the Company’s ownership interest in the Lakeway Partnership had a fair value of approximately $73.8 million.  Our investment in the Lakeway Partnership consists primarily of real estate.  We estimated the fair value of the underlying real estate considering the lessees’ purchase option (Level 1) which is discussed in more detail below, third-party appraisals and discounted cash flows associated with the ground lease (Level 3).  Our initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the accompanying Consolidated Statements of Operations.

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

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided.  For the years ended December 31, 2019, 2018 and 2017, we recognized approximately $0.9 million, $1.8 million and $2.0 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

2019 Acquisitions and Other

	Number of					Total			Building & Site	Furniture	Initial
	Facilities				Country/	Investment		Land	Improvements	& Equipment	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)					Cash Yield(1)
Q1	1	—	—	—	OH	$11.9	(3)	$1.1	$10.1	$0.7	12.00%
Q2	20	1	11	1	CA, CT, IN, NV, SC, TN, TX	421.6	(2)	40.1	368.9	12.6	10.27%
Q2	7	1	3	—	PA, VA	131.8	(3)	9.9	112.7	9.2	9.35%
Q3	3	—	—	—	NC, VA	24.9		4.2	18.6	2.1	9.50%
Q4	58	2	—	—	FL, ID, KY, LA, MS, MO, MT, NC	735.2		61.5	619.4	54.3	8.71%
Total	89	4	14	1		$1,325.4		$116.8	$1,129.7	$78.9
(1)	Initial annual cash yield reflects the initial annual cash rent divided by the purchase price.
(2)	The acquisition was accounted for as a business combination. The Company estimated the fair value of the real estate investments acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the real estate investments acquired, as detailed, are subject to adjustment once the analysis is completed which will be completed within the allowable measurement period. The other acquisitions were accounted for as asset acquisitions.
(3)	Acquired via a deed-in-lieu of foreclosure.

During 2019, we acquired one parcel of land (not reflected in the table above) for approximately $10.7 million with the intent of building a new facility for an existing operator.

2018 Acquisitions and Other

									Initial
									Annual
	Number of			Total			Building & Site	Furniture	Cash
	Facilities		Country/	Investment (4)		Land	Improvements	& Equipment	Yield (3)
Period	SNF	ALF/ILF	State	(in millions)
Q1	—	1	UK	$4.0	(1)	$0.9	$2.9	$0.2	8.50%
Q1	—	1	UK	5.7	(2)	1.4	4.1	0.2	8.50%
Q1	1	—	PA	7.4		1.6	5.4	0.4	9.50%
Q1	1	—	VA	13.2		2.4	10.5	0.3	9.50%
Q2	5	—	TX	22.8		0.5	20.4	1.9	9.50%
Q4	3	1	PA	35.1		4.1	29.2	1.8	9.50%
Q4	1	—	IN	8.3		1.7	6.0	0.6	9.50%
Q4	1	—	OH	9.2		0.8	7.9	0.5	9.50%
Total	12	3		$105.7		$13.4	$86.4	$5.9
(1)	We recorded a non-cash deferred tax liability of approximately $0.4 million in connection with this acquisition
(2)	We recorded a non-cash deferred tax liability of approximately $0.2 million in connection with this acquisition.
(3)	Initial annual cash yield reflects the initial annual cash rent divided by the purchase price.
(4)	All of these acquisitions were accounted for as asset acquisitions.

During 2018, we acquired two parcels of land (not reflected in the table above) for approximately $3.5 million with the intent of building new facilities for our existing operators.

During 2018, we transitioned 21 SNFs and one ALF subject to direct financing leases (not reflected in the table above) with a net carrying value of approximately $184.5 million from an existing operator to five other existing operators subject to single or master operating leases with an initial annual cash yield of approximately 9%.  We recorded approximately $184.5 million of real estate investments consisting of land ($11.2 million), building and site improvements ($159.1 million) and furniture and fixtures ($14.2 million) in partial satisfaction of the direct financing leases.  In connection with these transitions, we provided the new operators with working capital loans with a maximum borrowing capacity of $45.7 million, commitments to fund capital improvements up to $10.6 million and indemnities with a maximum funding of $7.4 million.  Claims against these indemnities must occur within 18 months to 36 months of the transition date.  These indemnities were provided to the new operators upon transition and would be utilized in the event that the prior operator does not perform under their transition agreements.  As of December 31, 2019, we have not and we do not expect to fund a material amount under these indemnity agreements.

2017 Acquisitions and Other

									Initial
									Annual
	Number of			Total			Building & Site	Furniture	Cash
	Facilities			Investment (4)		Land	Improvements	& Equipment	Yield (2)
Period	SNF	ALF/ILF	State	(in millions)
Q1	—	1	VA	$7.6		$0.5	$6.8	$0.3	7.50%
Q2	1	—	NC	8.6		0.7	7.3	0.6	9.50%
Q2	—	18	UK	124.2	(1)	34.1	85.1	5.0	8.50%
Q3	—	1	TX	2.3		0.7	1.5	0.1	9.25%
Q3	15	—	IN	211.0		18.0	180.2	12.8	9.50%
Q3	9	—	TX	19.0	(3)	1.7	15.5	1.8	18.60%
Q4	6	—	TX	40.0		1.0	35.1	3.9	9.25%
Total	31	20		$412.7		$56.7	$331.5	$24.5
(1)	We recorded a non-cash deferred tax liability and acquisition costs of approximately $8.2 million and $1.2 million, respectively, in connection with this acquisition.
(2)	Initial annual cash yield reflects the initial annual cash rent divided by the purchase price.
(3)	In July 2017, we transitioned nine SNFs formerly subject to a direct financing lease to another operator. As a result of terminating the direct financing lease, we wrote down the facilities to our original cost basis and recorded an impairment on the direct financing lease of approximately $1.8 million.
(4)	All of these acquisitions were accounted for as asset acquisitions.

During 2017, we acquired three parcels of land (not reflected in the table above) for approximately $6.7 million with the intent of building new facilities for existing operators.

Asset Sales, Impairments, Accounts Receivable and Other

Asset Sales

During the fourth quarter of 2019, we sold 11 facilities (three previously held for sale at September 30, 2019) for approximately $33.3 million in net cash proceeds recognizing a gain on sale of approximately $2.9 million.

In 2019, we sold 34 facilities (one was previously held for sale at December 31, 2018) for approximately $219.3 million in net cash proceeds recognizing a net gain of approximately $55.7 million.

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

Of the 52 facilities sold in 2017, the sale of ten of these facilities did not initially qualify for sale accounting under the full accrual method.  The ten SNFs with a carrying value of approximately $23.2 million were sold to a third-party for approximately $43.3 million, resulting in a total gain of approximately $17.5 million after $2.6 million of closing costs.  In connection with this sale, we provided the buyer a $10.0 million loan.  We recognized a net gain of approximately $7.5 million in 2017 and deferred $10.0 million of gain related to this sale.  Upon our adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) on January 1, 2018, we recognized $10.0 million of deferred gain related to this sale through opening equity on January 1, 2018.

As of December 31, 2019, six facilities, totaling approximately $4.9 million are classified as assets held for sale.  We expect to sell these facilities over the next twelve months.

Impairments

During the fourth quarter of 2019, we recorded impairments on real estate properties of approximately $35.7 million on 17 facilities (five were subsequently reclassified to held for sale).

For the year ended December 31, 2019, we recorded impairments on real estate properties of approximately $45.3 million on 23 facilities.  After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties  was approximately $23.4 million as of December 31, 2019, with approximately $4.6 million related to properties classified as held for sale.  Our impairments were offset by approximately $3.7 million of insurance proceeds received related to two facilities that were previously destroyed.

For the year ended December 31, 2018, we recorded impairments on real estate properties of approximately $35.0 million on 35 facilities.  Our impairments were offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017.  After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties  was approximately $14.8 million as of December 31, 2018, with approximately $1.0 million related to properties classified as held for sale.

For the year ended December 31, 2017, we recorded impairments on real estate properties of approximately $99.1 million on 37 facilities including approximately $2.6 million of capitalized costs associated with the termination of construction projects with two of our operators.  After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties was approximately $125.1 million as of December 31, 2017.

Our 2019, 2018 and 2017 recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to assets held for sale, to their estimated fair values less costs to sell.  To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 inputs).

Contractual Receivables and Other Receivables and Lease Inducements

As of December 31, 2019, we have approximately $27.1 million of contractual receivables outstanding.  Of the $27.1 million of contractual receivables outstanding, approximately $18.1 million relates to Agemo Holdings LLC (“Agemo” an entity formed in May 2018 to silo our leases and loans formerly held by Signature Healthcare). In addition to the contractual receivables, we have approximately $53.1 million of straight-line rent receivables and/or lease inducements associated with Agemo as of December 31, 2019.  In May 2018, we reached an out-of-court restructuring agreement with Agemo that provided for the deferral of rent, the extension of the maturity of our lease and loans, and a working capital loan.  If Agemo’s operations deteriorate any further and they are unable to meet their contractual obligations to us, we may be required to account for rental income from them on a cash basis and reserve approximately $71.2 million of contractual receivables, straight-line rent receivables and lease inducements.  For the years ended December 31, 2019, 2018 and 2017, we recorded rental income approximately $60.6 million, $59.3 million and $62.3 million, respectively, and other investment income of $4.5 million, $3.5 million and $4.9 million, respectively, from Agemo.

For the years ended December 31, 2019, 2018 and 2017, we received cash rental income and other investment income from Agemo of approximately $53.7 million, $56.8 million and $39.8 million, respectively.

In addition, we have accounted for Daybreak Venture LLC (“Daybreak”) on a cash basis since 2017.  See “Daybreak” below.  We have written-off our contractual rents receivable, straight-line rents receivable and lease inducements, and therefore, we have no net receivables or inducements related to Daybreak as of December 31, 2019.  For the years ended December 31, 2019, 2018 and 2017, we recorded rental income of $13.2 million, $23.8 million, and $20.3 million, respectively from Daybreak.  During the fourth quarter of 2019, we received $500,000 in cash rent from Daybreak.

Orianna

In addition to our direct financing leases with Orianna described below, we previously leased three facilities to Orianna under a master lease which was to expire in 2026. The remaining three facility lease was accounted for as an operating lease. Our recorded investment in the three facilities subject to this operating lease was $30.5 million as of December 31, 2018.  On October 31, 2018, Orianna rejected the operating lease and as a result we transitioned these three facilities to an existing operator during the first quarter of 2019.

In 2017, we sold eight facilities subject to direct financing leases with Orianna in the Northwest region and the Southeast region of the U.S. with a carrying value of approximately $36.4 million for approximately $33.3 million to unrelated third parties.  These facilities were subject to direct financing leases with Orianna in the Northwest region and the Southeast region.  We recorded approximately $3.3 million of impairment related to these sales.  In addition, we transitioned nine SNFs, representing all of the facilities subject to another direct financing lease with Orianna in the Texas region, to an existing operator of ours pursuant to an operating lease.  In connection with this transaction, we recorded the real estate properties at our original cost basis of approximately $19.0 million, eliminated our investment in the Texas region direct financing lease and recorded an impairment of approximately $1.8 million.  In conjunction with this transaction, we also amended our Orianna Southeast region master lease to reduce the outstanding balance by $19.3 million.  As a result of the lease amendment in 2017, we recorded an impairment on our investment in direct financing lease of approximately $20.8 million in 2017.

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

On July 23, 2018, we notified Orianna that it was in default under the DIP credit agreement.  On July 25, 2018, we terminated the RSA with its tenant, 4 West Holdings, and the sponsor of Orianna’s Plan.

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

During the fourth quarter of 2018, the Bankruptcy Court ruled that Orianna’s Plan, if confirmed, would allow Orianna to use the value of Orianna’s remaining facilities to pay the administrative costs of Orianna’s Chapter 11 cases and to pay certain other creditor claims, with the net amount of such value being paid to us.  As a result, we recorded $27.2 million in additional allowance for loss to reduce the remaining investment in the direct financing lease covering the remaining 15 facilities located in the Southeast region of the U.S.  As of December 31, 2018, our net investment in the Orianna direct financing lease was approximately $120.5 million, net of an allowance of $103.2 million.

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

On January 16, 2019, the Bankruptcy Court confirmed Orianna’s Plan, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio.  In January 2019, we reclassified our net investment in direct financing lease of $115.8 million from the Trust to other assets on our Consolidated Balance Sheet.  For the period from January 16, 2019 through December 31, 2019, we received approximately $94 million from the Trust as a partial liquidation.

In March 2019, we received updated information from the Trust indicating diminished collectability of the accounts receivable owed to us.  As a result, we recorded an additional $7.7 million allowance.  As of December 31, 2019, our remaining receivable from the Trust is approximately $14 million.  As of December 31, 2019, the Trust was comprised of approximately $14 million of cash.

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

On January 30, 2019, we entered into a Second Amendment to the Settlement and Forbearance Agreement under which we agreed to defer approximately $4.2 million of rent in the fourth quarter of 2018 and approximately $2.5 million (or approximately one month’s rent) in each of the first two quarters of 2019.  Except for $1.1 million in required real estate tax escrows, Daybreak met their contractual payment obligations through the second quarter of 2019; however, during the second half of 2019, Daybreak did not meet their full contractual payment obligations to us as we received approximately $1.3 million of cash rent.

During the second half of 2019, Daybreak continued to face liquidity challenges and their operational performance continued to deteriorate as a result of lower occupancy, a decline in quality-mix, ongoing labor pressure and significant legacy operating costs.

During the fourth quarter of 2019, we recorded impairments of approximately $28.3 million on 11 Daybreak facilities that we expect to sell in 2020 and we sold one facility for approximately $1.0 million.  Additionally, we transitioned two Daybreak facilities to an existing operator and three additional facilities transitioned from Daybreak to the same operator in the first quarter of 2020.  The total annual contractual rent from these transferred facilities is approximately $3.0 million.  Over the next several quarters, we intend to selectively downsize Daybreak’s portfolio through releasing or sales.  Accordingly, we are in ongoing discussions with several other Texas-based operators about leasing several of the facilities.  Any such transitions, will of course, be subject to third-party operator due diligence, regulatory approvals, legal documentation and the cooperation of Daybreak.

While the ultimate outcome and timing of this process is difficult to ascertain, we expect to derive rent or rent equivalents of between $15 million to $20 million annually from our Daybreak portfolio following the restructuring.  However, our ability to implement such restructuring and secure the approvals necessary to do so, the timing and impact on Daybreak’s liquidity from each of the expected benefits discussed above should the portfolio restructuring occur, and the ultimate rental income following any potential transition of select Daybreak facilities to other operators, may be less favorable than expected, and there can be no assurance that such benefits or transition will occur.  Should they not occur, we could be required to impair our remaining assets currently leased to Daybreak.

Other

We continue to closely monitor the performance of all of our operators, as well as industry trends and developments generally.

As of December 31, 2019, 2018 and 2017, we did not have any material properties or operators with facilities that are not materially occupied.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Operating Revenues

Our operating revenues for the year ended December 31, 2019 totaled $928.8 million, an increase of $47.1 million over the same period in 2018.  Following is a description of certain of the changes in operating revenues for the year ended December 31, 2019 compared to 2018:

●	Rental income was $804.1 million, an increase of $36.7 million over the same period in 2018. The increase was primarily the result of (i) $27.9 million from the MedEquities Merger, (ii) $26.8 million from the Encore portfolio acquisition and other facility acquisitions, (iii) $7.0 million from facilities placed in service, (iv) $15.6 million from facility transitions and lease amendments in 2018 and 2019 and (v) $12.9 million of property tax revenue resulting from the adoption of Accounting Standards Codification (“ASC”), Topic 842 – Leases (“Topic 842”) on January 1, 2019, offset by (i) approximately $24.0 million resulting from facility sales and certain operators on a cash basis and (ii) the write-off of approximately $11.1 million of straight-line rents receivable and contractual rents receivable from those operators placed on a cash basis during 2019.

●	Direct financing lease income was $1.0 million, a decrease of $0.6 million over the same period in 2018. The decrease was primarily related to a facility sale in the second quarter of 2018.

●	Mortgage interest income totaled $76.5 million, an increase of $6.2 million over the same period in 2018. The increase was primarily due to the MedEquities Merger, new loans or notes and additional funding to existing operators made throughout 2018 and 2019.

●	Other investment income totaled $43.4 million, an increase of $3.2 million over the same period in 2018. The increase was primarily related to an increase in other investments outstanding for the year, primarily related to the MedEquities Merger.

Operating Expenses

Operating expenses for the year ended December 31 2019, totaled $432.8 million, an increase of approximately $23.9 million over the same period in 2018.  Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2019 compared to 2018:

●	Our depreciation and amortization expense was $301.7 million for the year ended December 31, 2019, compared to $281.3 million for the same period in 2018. The increase was primarily resulting from the MedEquities Merger and Encore portfolio acquisition, other facility acquisitions, capital additions and assets placed in-service offset by a reduction in depreciation expense related to facility sales.
●	Our general and administrative expense was $57.9 million, compared to $63.5 million for the same period in 2018. The decrease primarily related to the reduction of professional service costs and stock based compensation expense.

●	Our real estate taxes increased $14.9 million compared to the same period in 2018. The increase primarily related to the adoption of Topic 842 on January 1, 2019.
●	Our $4.7 million increase in acquisition and merger related costs primarily resulted from the MedEquities Merger.
●Our impairment on real estate properties was $45.3 million, compared to $29.8 million for the same period in 2018.  The 2019 impairments primarily related to 23 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value.  The 2018 impairments primarily related to 35 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value.  The 2019 and 2018 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.

●Our impairment on direct financing leases was approximately $7.9 million, compared to $27.2 million for the same period in 2018.  The impairment on direct financing leases in both 2018 and 2019 related to the Orianna bankruptcy and, in 2019, primarily related to lower than expected accounts receivable collections by the bankruptcy trustee.

●Our $6.7 million decrease in provision for uncollectible accounts was primarily the result of adopting Topic 842 on January 1, 2019.  In 2019, our write-off of contractual rent and straight-line rent receivables are recorded in rental income.

Gain on Assets Sold

For the year ended December 31, 2019, we recorded approximately $55.7 million of net gain on assets sold, as compared to $24.8 million for the same period in 2018.  During 2019 and 2018, we sold 34 facilities and 78 facilities, respectively, as we continue to exit certain facilities, operator relationships and/or states to improve the strength of our overall portfolio.

Other Income (Expense)

For the year ended December 31, 2019, total other expenses were $207.9 million, an increase of approximately $6.8 million over the same period in 2018.  The increase was primarily due to a $6.7 million increase in interest expense related to the following: (i) interest on the HUD debt that we assumed in the Encore Portfolio acquisition, (ii) interest on the $500 million 3.625% Senior Notes issued in the third quarter of 2019 and (iii) higher average credit facility borrowings.

2019 Taxes

Because we qualify as a REIT, we generally are not subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2019, we made common dividend payments of $564.1 million to satisfy REIT requirements relating to qualifying income.  Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  We have elected for five of our active subsidiaries to be treated as TRSs. Three of our TRSs are domestic and are subject to federal, state and local income taxes at the applicable corporate rates and the other two are subject to foreign income taxes. As of December 31, 2019, one of our TRSs that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.7 million. The loss carry-forward is fully reserved as of December 31, 2019 with a valuation allowance due to uncertainties regarding realization.  In connection with the MedEquities Merger on May 17, 2019, we acquired MedEquities Realty TRS, LLC. MedEquities Realty TRS, LLC has no assets, liabilities, revenues, or expenses and, accordingly, we have no tax accrual or net operating loss carryforward associated with this entity as of December 31, 2019.

Under current law, our net operating loss carryforwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our net operating loss carryforward generated in our taxable years ended December 31, 2019 and December 31, 2018 may be carried forward indefinitely.

For the year ended December 31, 2019, we recorded approximately $0.9 million of federal, state and local income tax provision and approximately $2.0 million of tax provision for foreign income taxes.  The above amounts include any income or franchise taxes payable to certain states and municipalities.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”), a non-GAAP financial measure as further described below, for the year ended December 31, 2019 was $640.0 million compared to $587.2 million for the same period in 2018.

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

The following table presents our Nareit FFO results for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net income	$351,947	$293,884
Deduct gain from real estate dispositions	(55,696)	(24,774)
(Deduct gain) add back loss from real estate dispositions - unconsolidated joint ventures	(9,345)	670
	286,906	269,780
Elimination of non-cash items included in net income:
Depreciation and amortization	301,683	281,279
Depreciation – unconsolidated joint ventures	6,513	5,876
Add back impairments on real estate properties	45,264	29,839
Add back impairments on real estate properties - unconsolidated joint ventures	—	608
Deduct unrealized gain on warrants	(410)	(160)
Nareit FFO (a)	$639,956	$587,222
(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Operating Revenues

Our operating revenues for the year ended December 31, 2018, were $881.7 million, a decrease of $26.7 million over the same period in 2017.  Following is a description of certain of the changes in operating revenues for the year ended December 31, 2018 compared to 2017:

●	Rental income was $767.3 million, a decrease of $7.8 million over the same period in 2017. The decrease was primarily the loss of rental income from facility sales and placing operators on a cash basis in 2017 and 2018 as a result of non-payment of rent and/or concerns over the collectability of rents. The decreases were offset by facility transitions and acquisitions in the U.S. and lease amendments made throughout 2017 and 2018.

●	Direct financing lease income was $1.6 million, a decrease of $30.7 million over the same period in 2017. The decrease was primarily related to placing Orianna on a cash basis effective July 1, 2017 due to Orianna’s non-payment of rent and the sale of a direct financing lease facility.

●	Mortgage interest income totaled $70.3 million, an increase of $4.1 million over the same period in 2017. The increase was primarily due to incremental interest income from additional mortgage funding to our operators, offset by mortgage payoffs.

●Other investment income totaled $40.2 million, an increase of $11.0 million over the same period in 2017.  The increase was primarily related to the issuance of new notes and additional funding to existing operators.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $408.9 million, a decrease of approximately $238.3 million over the same period in 2017.  Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2018 compared to 2017:

●	Our depreciation and amortization expense was $281.3 million for the year ended December 31, 2018, compared to $287.6 million for the same period in 2017. The decrease of $6.3 million was primarily due to the timing of dispositions, impairments and normal decreases due to short lived assets becoming fully depreciated, offset by acquisitions and the placement of assets in service during 2017 and 2018.

●	Our general and administrative expense was $63.5 million, compared to $47.7 million for the same period in 2017. The increase is primarily related to professional service costs and stock based compensation expense.

●Our impairment on real estate properties was $29.8 million, compared to $99.1 million for the same period in 2017.  The 2018 impairments primarily related to 35 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value.  The 2017 impairments primarily related to 37 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value.  The 2018 and 2017 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.

●Our impairment on direct financing leases was approximately $27.2 million, compared to $198.2 million for the same period in 2017.  In 2017, we recorded $198.2 million of impairment loss on direct financing leases primarily resulting from (a) terminating Orianna’s Texas region lease, (b) selling Orianna’s Northwest region facilities and (c) the impairment of Orianna’s Southeast region lease.  In 2018, we recorded an additional $27.2 million impairment loss on the remaining 15 facilities in Orianna’s Southeast region lease.

●Our provision for uncollectible accounts was $6.7 million, compared to $14.6 million for the same period in 2017.  The 2018 provision was primarily related to $11.5 million of reserves for straight line accounts receivable and contractual receivables resulting from facility transitions and placing an operator on a cash basis due to their non-payment of rent.  Our provision was offset by a recovery of approximately $4.8 million from Orianna based on cash received pursuant to the RSA.  The 2017 provision was primarily related to a $9.5 million reserve of contractual and straight line accounts receivable for Orianna and approximately $5.1 million related to other facilities that we have transitioned or sold.

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

National Association of Real Estate Investment Trusts Funds From Operations

Our Nareit FFO, for the year ended December 31, 2018, was $587.2 million, compared to $444.3 million for the same period in 2017.

The following table presents our Nareit FFO results for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net income	$293,884	$104,910
Deduct gain from real estate dispositions	(24,774)	(53,912)
Add back loss from real estate dispositions - unconsolidated joint venture	670	—
	269,780	50,998
Elimination of non-cash items included in net income:
Depreciation and amortization	281,279	287,591
Depreciation – unconsolidated joint venture	5,876	6,630
Add back impairments on real estate properties	29,839	99,070
Add back impairments on real estate properties of unconsolidated joint venture	608	—
Deduct unrealized gain on warrants	(160)	—
Nareit FFO (a)	$587,222	$444,289

(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Liquidity and Capital Resources

At December 31, 2019, we had total assets of $9.8 billion, total equity of $4.3 billion and debt of $5.2 billion, with such debt representing approximately 54.5% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2019:

	Payments due by period
		Less than			More than
	Total	1 year	Years 2-3	Years 4-5	5 years
	(in thousands)
Debt(1)	$5,185,701	$7,465	$963,915	$1,116,586	$3,097,735
Interest payments on long-term debt	1,433,905	218,508	420,942	332,291	462,164
Operating lease and other obligations(2)	43,628	1,847	3,800	3,979	34,002
Total	$6,663,234	$227,820	$1,388,657	$1,452,856	$3,593,901
(1)	The $5.2 billion of debt outstanding includes: (i) $125 million in borrowings under the Revolving Credit Facility due in May 2021, (ii) $132 million under the British Pound Sterling term loan facility due May 2022, (iii) $75 million under the Omega OP Term Loan Facility due May 2022, (iv) $250 million under the 2015 Term Loan Facility due December 2022, (v) $350 million under the U.S. Term Loan Facility due May 2022, (vi) $400 million of 4.50% Senior Notes due January 2025, (vii) $400 million of 4.95% Senior Notes due April 2024, (viii) $550 million of 4.75% Senior Notes due January 2028, (ix) $600 million of 5.25% Senior Notes due January 2026, (x) $700 million of 4.375% Senior Notes due August 2023, (xi) $700 million of 4.5% Senior Notes due April 2027, (xii) $500 million of 3.625% Senior Notes due October 2029, (xiii) $14 million of 9.0% per annum subordinated debt maturing in December 2021, (xiv) $2.3 million of 5% per annum debt held at a consolidated joint venture due February 2021 and (xv) $387 million of HUD debt at a 3.01% weighted average interest rate due between 2046 and 2052. Other than the $75 million outstanding under the Omega OP Term Loan Facility, the $387 million of HUD debt and the $2.3 million of debt held at a consolidated joint venture, the Parent is the obligor of all outstanding debt.
(2)	In connection with the adoption of Topic 842, we recognized lease liabilities in connection with ground and/or facility leases. Certain operators pay these obligations directly to the landlord. We recognize rental income for ground and/or facility leases where the operator reimburses us, or pays the obligation directly to the landlord on our behalf.

Financing Activities and Borrowing Arrangements

$500 Million 3.625% Senior Notes due 2029

On September 20, 2019, we issued $500 million aggregate principal amount of our 2029 Notes.  The 2029 Notes were sold at an issue price of 98.542% of their face value before the underwriters’ discount.  Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $487.8 million.  The net proceeds from the offering were used to repay outstanding borrowings under our credit facilities and for general corporate purposes. The 2029 Notes mature on October 1, 2029 and pay interest semi-annually.

HUD Mortgage Debt

On October 31, 2019, we assumed approximately $389 million in mortgage loans guaranteed by HUD.  The HUD loans have remaining terms ranging from 27 to 32 years and an average remaining term of 31 years with fixed interest rates ranging from 2.82% to 3.24%. The HUD loans may be prepaid subject to an initial penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required.

Other Debt Repayments

In connection with the MedEquities Merger on May 17, 2019, we assumed a $125.0 million term loan and outstanding borrowings of $160.1 million under MedEquities’ previous revolving credit facility.  We repaid the total outstanding balance on both the term loan and the revolving credit facility and terminated the related agreements on May 17, 2019.

Subordinated Debt

In connection with a 2010 acquisition, we assumed five separate $4.0 million subordinated notes bearing interest at 9% per annum that mature on December 21, 2021. Interest on these notes is due quarterly with the principal balance due at maturity. These subordinated notes may be prepaid at any time without penalty. To the extent that the operator of the facilities fails to pay rent owed to us under our existing master lease, we have the right to offset amounts owed to the lender. During the fourth quarter of 2019, we offset approximately $6.5 million of debt owed to the lender, which approximates three months of rent.

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

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2019 and 2018, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments.  We expect the funding of these commitments to be completed over the next several years.  Our remaining commitments at December 31, 2019, are outlined in the table below (in thousands):

Total commitments	$690,361
Amounts funded to date (1)	(520,447)
Remaining commitments	$169,914
(1)	Includes finance costs.

Forward Equity Sales Agreement

In connection with a $300 million underwritten public offering, we entered into a forward equity sales agreement on September 9, 2019 to sell 7.5 million shares of our common stock at an initial net price of $40.01 per share, after underwriting discounts and commissions.  On December 27, 2019, we settled the forward equity sale agreement by physical delivery of 7.5 million shares of common stock at $39.45 per share, net of dividends paid and interest received, for net proceeds of approximately $295.9 million.

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

For the year ended December 31, 2017, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $30.81 per share, net of issuance costs, generating net proceeds of approximately $22.1 million.  For the year ended December 31, 2018, we issued approximately 2.3 million shares under the 2015 Equity Shelf Program, at an average price of $33.18 per share, net of issuance costs, generating net proceeds of approximately $75.5 million.  For the year ended December 31, 2019, we issued approximately 3.1 million shares under the 2015 Equity Shelf Program, at an average price of $34.79 per share, net of issuance costs, generating net proceeds of approximately $109.0 million.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  For the year ended December 31, 2017, we issued 1.2 million shares of common stock for gross proceeds of approximately $36.7 million.  For the year ended December 31, 2018, we issued 1.5 million shares of common stock for gross proceeds of approximately $46.8 million.  For the year ended December 31, 2019, we issued 3.0 million shares of common stock for gross proceeds of approximately $115.1 million.

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

In 2019, we paid dividends of $564.1 million to our common stockholders.

Common Dividends

The Board has declared common stock dividends as set forth below:

		Dividend per
Record Date	Payment Date	Common Share
January 31, 2019	February 15, 2019	$0.66
April 30, 2019	May 15, 2019	$0.66
July 31, 2019	August 15, 2019	$0.66
October 31, 2019	November 15, 2019	$0.67
January 31, 2020	February 14, 2020	$0.67

On the same dates listed above, the Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, existing availability under our credit facilities, proceeds from our DRSPP and the 2015 Equity Shelf Program, facility sales and expected proceeds from mortgage and other investment payoffs are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash, cash equivalents and restricted cash totaled $33.4 million as of December 31, 2019, an increase of $21.7 million as compared to the balance at December 31, 2018.  The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $553.7 million of net cash flow for the year ended December 31, 2019, as compared to $499.4 million for the same period in 2018, an increase of $54.4 million which is primarily due to the MedEquities Merger, the Encore portfolio acquisition, facility transitions and investments in other investments.

Investing Activities – Net cash flow from investing activities was an outflow of $379.0 million for the year ended December 31, 2019, as compared to an outflow of $173.2 million for the same period in 2018.  The $205.7 million change in cash used by investing activities related primarily to (i) a $272.7 million increase in real estate acquisitions, primarily related to the Encore portfolio acquisition in the fourth quarter of 2019, (ii) $104.0 million increase in investments in unconsolidated joint ventures, (iii) a $90.3 million decrease in proceeds from the sales of real estate investments, (iv) a $59.6 million outflow of cash to complete the MedEquities Merger and (v) a $23.1 million increase in capital improvements to real estate investments.  Offsetting these changes were: (i) a $195.3 million change in other investments – net, (ii) a $73.1 million change in mortgages – net and (iii) a $72.8 million increase in proceeds from sale of direct financing lease assets.

Financing Activities – Net cash flow from financing activities was an outflow of $154.0 million for the year ended December 31, 2019, as compared to an outflow of $410.7 million for the same period in 2018.  The $256.7 million change in cash used in financing activities was primarily related to (i) a $395.8 million change in other long-term borrowings – net, (ii) a $329.3 million increase in cash proceeds from the issuance of common stock in 2019, as compared to the same period in 2018 and (iii) a $68.3 million increase in net proceeds from our dividend reinvestment plan in 2019, as compared to the same period in 2018, offset by (i) a $496.1 million change in our credit facility borrowings – net and (ii) a $35.4 million increase in dividends paid.

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

We have identified the following significant accounting policies that we believe are critical accounting policies.  These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant assumptions, judgments and estimates.  With respect to these critical accounting policies, we believe the application of assumptions, judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented.  Our most critical accounting policies are:

Revenue Recognition

We have various investments that generate revenue, including leased and mortgaged properties, as well as other investments, which include secured and unsecured loans.

Rental income

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

Certain of our operating leases require the operators to reimburse us for property taxes and other expenditures that are not considered components of the lease and therefore no consideration is allocated to them as they do not result in the transfer of a good or service to the operators. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components. We apply Topic 842 to the combined component.  Income derived from our leases is recorded in rental income in our Consolidated Statements of Operations.  Prior to the adoption of Topic 842, we did not include amounts for property taxes and other expenditures in rental income.

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

We have elected to exclude sales and other similar taxes from the measurement of lease revenue and expense.

Mortgage interest income and other investment income

Mortgage interest income and other investment income is recognized as earned over the terms of the related mortgage notes or other investment. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. In applying the effective interest method, the effective yield on a loan is determined based on its contractual payment terms, adjusted for prepayment terms.

As a result of our revenue recognition policies, we have contractual receivables, effective yield interest receivables, straight-line rent receivables and lease inducement assets recorded on our Consolidated Balance Sheets. Contractual receivables relate to the amounts currently owed to us under the terms of our lease and loan agreements. Effective yield interest receivables relate to the difference between the interest income recognized on an effective yield basis over the term of the loan agreement and the interest currently due to us according to the contractual agreement. Straight-line rent receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to us according to the contractual agreement. Lease inducements result from value provided by us to the lessee, at the inception, modification or renewal of the lease, and are amortized as a reduction of rental income over the non-cancellable lease term.

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

On a quarterly basis, and more frequently as appropriate, we review our contractual interest receivables and effective yield interest receivables to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the operator to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement, if any.

For a loan recognized on an effective yield basis, we generally provide an allowance for effective interest when certain conditions or indicators of adverse collectability are present.  If these accounts receivable balances are subsequently deemed uncollectible, the receivable and allowance for doubtful account balance are written off.

Real Estate Investment Impairment

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset. In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess the recoverability are probability-weighted based on management’s best estimates as of the date of evaluation. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home or other healthcare facility as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment to the Company’s assets in a future period that could be material to the Company’s results of operations.

Business Combinations

We record the purchase of properties to net tangible and identified intangible assets acquired and liabilities assumed at fair value. Transaction costs are expensed as incurred as part of a business combination. In making estimates of fair value for purposes of recording the purchase, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities as well as other critical valuation metrics such as current capitalization rates and discount rates used to estimate the fair value of the tangible and intangible assets acquired (Level 3). When liabilities are assumed as part of a transaction, we consider information obtained about the liabilities and use similar valuation metrics (Level 3). In some instances when debt is assumed and an identifiable active market for similar debt is present, we use market interest rates for similar debt to estimate the fair value of the debt assumed (Level 2). The Company determines fair value as follows:

●	Land is determined based on third party appraisals which typically include market comparables.
●	Buildings and site improvements acquired are valued using a combination of discounted cash flow projections that assume certain future revenues and costs and consider capitalization and discount rates using current market conditions as well as the residual approach.
●	Furniture and fixtures are determined based on third party appraisals which typically utilize a replacement cost approach.

●	Mortgages and other investments are valued using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.
●	Investments in joint ventures are valued based on the fair value of the joint ventures’ assets and liabilities. Differences, if any, between the Company’s basis and the joint venture’s basis are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings of the joint venture.
●	Intangible assets and liabilities acquired are valued using a combination of discounted cash flow projections as well as other valuation techniques based on current market conditions for the intangible asset or liability being acquired. When evaluating below market leases we consider extension options controlled by the lessee in our evaluation.
●	Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.
●	Assumed debt balances are valued by discounting the remaining contractual cash flows using a current market rate of interest.
●	Noncontrolling interests are valued using a stock price on the acquisition date.
●	Goodwill represents the purchase price in excess of the fair value of assets acquired and liabilities assumed. Goodwill is not amortized.

Asset Acquisitions

For asset acquisitions, assets acquired and liabilities assumed are recognized by allocating the cost of the acquisition, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. The fair value of the assets acquired and liabilities assumed in an asset acquisition are determined in a consistent manner with the immediately preceding “Business Combinations” section.

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

The following disclosures of estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument.  Readers are cautioned that many of the statements contained in these paragraphs are forward-looking and should be read in conjunction with our disclosures under the heading “Forward-looking Statements and Factors Affecting Future Results” set forth above.  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

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

Borrowings under our credit agreements and term loan - The fair value of our borrowings under our credit agreements and term loan is estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes and HUD mortgages -The fair value of the senior unsecured notes and HUD mortgages is estimated based on open market trading activity provided by third parties.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks.  Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall.  The estimated fair value of our total long-term borrowings at December 31, 2019 was approximately $5.5 billion.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $296.2 million at December 31, 2019.

We may enter into certain types of derivative financial instruments to further reduce interest rate risk.  We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions.  At December 31, 2019, $3.7 million of qualifying cash flow hedges were recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheet.  At December 31, 2018, $4.0 million of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

Item 8 – Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 is included in Note 22 – Summary of Quarterly Results (Unaudited) to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2019, management evaluated the effectiveness of the design and operation of disclosure controls and procedures of Omega, and Omega OP (for purposes of this Item 9A, the “Companies”) as of December 31, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Companies concluded that the disclosure controls and procedures of the Companies were effective at the reasonable assurance level as of December 31, 2019.

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

In connection with the preparation of this Form 10-K, our management assessed the effectiveness of the Companies’ internal control over financial reporting as of December 31, 2019.  In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on management’s assessment, management believes that, as of December 31, 2019, the Companies’ internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm’s attestation reports regarding each of the Companies’ internal control over financial reporting is included in the 2019 financial statements under the caption entitled Report of Independent Registered Public Accounting Firm and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Companies’ internal control over financial reporting during the quarter ended December 31, 2019 identified in connection with the evaluation of their disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

For information regarding executive officers of our Company, see Item 1 – Business – Executive Officers of Our Company.

Code of Business Conduct and Ethics. We have adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer, chief accounting officer and controller. A copy of our Code of Ethics is available on our website at www.omegahealthcare.com. Any amendment to our Code of Ethics or any waiver of our Code of Ethics that is required to be disclosed will be provided on our website at www.omegahealthcare.com promptly following the date of such amendment or waiver.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 – Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Omega Healthcare Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2)  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for acquisitions
Description of the Matter

As described in Note 3 to the financial statements, the Company completed five acquisitions during 2019. The most significant of these were the acquisition of MedEquities Realty Trust, Inc. and the acquisition of the Encore portfolio.

Auditing the Company's accounting for its acquisitions was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the acquired assets and liabilities, including the acquired properties and assumed leases. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the underlying significant assumptions utilized in the measurement of the fair value of the acquired properties and leases. The Company used discounted cash flow analyses, market comparable data, and replacement cost data, to estimate the fair value of the acquired properties and assumed leases. The significant assumptions used to estimate the fair value of the acquired properties and assumed leases included lease coverage ratios, lease yields, market rents, land values per acre, discount rates, and replacement costs of furniture, fixtures, and equipment. Certain of these significant assumptions include consideration of future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions. For example, we tested controls over the measurement of the acquired properties and assumed leases, including management’s review of the appropriateness of the valuation methodology and assumptions used in the valuation models.

To test the estimated fair value of the acquired properties and assumed leases, we involved our valuation specialists and performed procedures including, among others, evaluating the Company’s valuation methodology and testing the significant assumptions. For example, we compared the significant assumptions used to independent third-party data and the Company’s recent lease and acquisition transactions. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates including through comparison to the related lease agreements.

Collectability of future lease payments
Description of the Matter

The Company recognized rental income of $804 million during 2019. As described in Note 2 to the consolidated financial statements, the timing and pattern of rental income recognition for operating leases is affected by the Company’s determination as to whether the collectability of lease payments is probable.

Auditing the Company's accounting for rental income is complex due to the judgment involved in the Company’s determination of the collectability of future lease payments from its operators. The determination involves consideration of the lessee’s payment history and recent payment trends, an assessment of the financial strength of the lessees and guarantors, where applicable, future contractual rents, historical and projected operating results of the lessees in such properties, and the timing of expected payments.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the recognition of rental income, including controls over management’s assessment of the collectability of future lease payments. For example, we tested controls over management’s consideration of the factors used in assessing collectability and controls over the completeness and accuracy of the data used in management’s analyses.

To test the rental income recognized, we performed audit procedures that included, among others, evaluating the collectability of lease payments. For example, we assessed the operators’ historical operating results in the properties, the financial condition of the operators and payment trends for a sample of operators. We also considered whether other information obtained throughout the course of our audit procedures corroborated or contradicted management’s analysis. In addition, we tested the completeness and accuracy of the data that was used in management’s analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Baltimore, Maryland

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Omega Healthcare Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of OHI Healthcare Properties Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OHI Healthcare Properties Limited Partnership (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in owners’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2017.

Baltimore, Maryland

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of OHI Healthcare Properties Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited OHI Healthcare Properties Limited Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OHI Healthcare Properties Limited Partnership (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of OHI Healthcare Properties Limited Partnership. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in owners’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 28, 2020

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2019	2018

ASSETS
Real estate properties
Real estate investments	$8,985,994	$7,746,410
Less accumulated depreciation	(1,787,425)	(1,562,619)
Real estate investments – net	7,198,569	6,183,791
Investments in direct financing leases – net	11,488	132,262
Mortgage notes receivable – net	773,563	710,858
	7,983,620	7,026,911
Other investments	419,228	504,626
Investments in unconsolidated joint ventures	199,884	31,045
Assets held for sale – net	4,922	989
Total investments	8,607,654	7,563,571

Cash and cash equivalents	24,117	10,300
Restricted cash	9,263	1,371
Contractual receivables – net	27,122	33,826
Other receivables and lease inducements	381,091	313,551
Goodwill	644,415	643,950
Other assets	102,462	24,308
Total assets	$9,796,124	$8,590,877

LIABILITIES AND EQUITY
Revolving line of credit	$125,000	$313,000
Term loans – net	804,738	898,726
Secured borrowings	389,680	—
Senior notes and other unsecured borrowings – net	3,816,722	3,328,896
Accrued expenses and other liabilities	312,040	272,172
Deferred income taxes	11,350	13,599
Total liabilities	5,459,530	4,826,393

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 226,631 shares as of December 31, 2019 and 202,346 as of December 31, 2018	22,663	20,235
Common stock – additional paid-in capital	5,992,733	5,074,544
Cumulative net earnings	2,463,436	2,130,511
Cumulative dividends paid	(4,303,546)	(3,739,197)
Accumulated other comprehensive loss	(39,858)	(41,652)
Total stockholders’ equity	4,135,428	3,444,441
Noncontrolling interest	201,166	320,043
Total equity	4,336,594	3,764,484
Total liabilities and equity	$9,796,124	$8,590,877

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue
Rental income	$804,076	$767,340	$775,176
Income from direct financing leases	1,036	1,636	32,336
Mortgage interest income	76,542	70,312	66,202
Other investment income	43,400	40,228	29,225
Miscellaneous income	3,776	2,166	5,446
Total operating revenues	928,830	881,682	908,385

Expenses
Depreciation and amortization	301,683	281,279	287,591
General and administrative	57,869	63,508	47,683
Real estate taxes	14,933	—	—
Acquisition and merger related costs	5,115	383	—
Impairment on real estate properties	45,264	29,839	99,070
Impairment on direct financing leases	7,917	27,168	198,199
Provision for uncollectible accounts	—	6,689	14,580
Total operating expenses	432,781	408,866	647,123

Other operating income
Gain on assets sold – net	55,696	24,774	53,912
Operating income	551,745	497,590	315,174

Other income (expense)
Interest income and other – net	856	313	267
Interest expense	(199,151)	(192,462)	(188,762)
Interest – amortization of deferred financing costs	(9,564)	(8,960)	(9,516)
Interest – refinancing costs	—	—	(21,965)
Contractual settlement	—	—	10,412
Realized (loss) gain on foreign exchange	(42)	32	311
Total other expense	(207,901)	(201,077)	(209,253)

Income from continuing operations	343,844	296,513	105,921
Income tax expense	(2,844)	(3,010)	(3,248)
Income from unconsolidated joint ventures	10,947	381	2,237
Net income	351,947	293,884	104,910
Net income attributable to noncontrolling interest	(10,824)	(12,306)	(4,491)
Net income available to common stockholders	$341,123	$281,578	$100,419

Earnings per common share/unit available to common stockholders:
Basic:
Net income available to common stockholders	$1.60	$1.41	$0.51
Diluted:
Net income	$1.58	$1.40	$0.51

Weighted-average shares outstanding, basic	213,404	200,279	197,738
Weighted-average shares outstanding, diluted	222,125	209,711	206,790

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$351,947	$293,884	$104,910
Other comprehensive income (loss):
Foreign currency translation	8,114	(14,532)	21,845
Cash flow hedges	(6,363)	2,531	2,883
Total other comprehensive income (loss)	1,751	(12,001)	24,728
Comprehensive income	353,698	281,883	129,638
Comprehensive income attributable to noncontrolling interest	(10,781)	(11,807)	(5,542)
Comprehensive income attributable to common stockholders	$342,917	$270,076	$124,096

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid‑in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Loss	Equity	Interest	Equity

Balance at December 31, 2016	$19,614	$4,861,408	$1,738,937	$(2,707,387)	$(53,827)	$3,858,745	$353,241	$4,211,986
Grant of restricted stock to company directors	3	(3)	—	—	—	—	—	—
Stock-based compensation expense	—	15,212	—	—	—	15,212	—	15,212
Vesting/exercising of equity compensation, net of tax withholdings	12	(2,155)	—	—	—	(2,143)	—	(2,143)
Dividend reinvestment plan	120	36,602	—	—	—	36,722	—	36,722
Grant of stock as payment of directors fees	1	149	—	—	—	150	—	150
Deferred compensation directors	—	108	—	—	—	108	—	108
Equity Shelf Program	72	22,048	—	—	—	22,120	—	22,120
Common dividends declared ($2.54 per share)	—	—	—	(502,861)	—	(502,861)	—	(502,861)
Conversion of Omega OP Units to common stock	9	2,933	—	—	—	2,942	—	2,942
Redemption of Omega OP Units	—	—	—	—	—	—	(2,990)	(2,990)
Omega OP Units distributions	—	—	—	—	—	—	(22,626)	(22,626)
Comprehensive income:
Foreign currency translation	—	—	—	—	20,916	20,916	929	21,845
Cash flow hedges	—	—	—	—	2,761	2,761	122	2,883
Net income	—	—	100,419	—	—	100,419	4,491	104,910
Total comprehensive income								129,638
Balance at December 31, 2017	19,831	4,936,302	1,839,356	(3,210,248)	(30,150)	3,555,091	333,167	3,888,258
Cumulative effect of accounting change (see Note 2)	—	—	9,577	—	—	9,577	423	10,000
Balance at January 1, 2018	19,831	4,936,302	1,848,933	(3,210,248)	(30,150)	3,564,668	333,590	3,898,258
Grant of restricted stock to company directors	4	(4)	—	—	—	—	—	—
Stock-based compensation expense	—	15,987	—	—	—	15,987	—	15,987
Vesting/exercising of equity compensation plan, net of tax withholdings	9	(1,663)	—	—	—	(1,654)	—	(1,654)
Dividend reinvestment plan	155	46,646	—	—	—	46,801	—	46,801
Deferred compensation directors	3	250	—	—	—	253	—	253
Equity Shelf Program	228	75,304	—	—	—	75,532	—	75,532
Common dividends declared ($2.64 per share)	—	—	—	(528,949)	—	(528,949)	—	(528,949)
Conversion of Omega OP Units to common stock	5	1,722	—	—	—	1,727	—	1,727
Redemption of Omega OP Units	—	—	—	—	—	—	(1,861)	(1,861)
Omega OP Units distributions	—	—	—	—	—	—	(23,493)	(23,493)
Comprehensive income:
Foreign currency translation	—	—	—	—	(13,924)	(13,924)	(608)	(14,532)
Cash flow hedges	—	—	—	—	2,422	2,422	109	2,531
Net income	—	—	281,578	—	—	281,578	12,306	293,884
Total comprehensive income								281,883
Balance at December 31, 2018	20,235	5,074,544	2,130,511	(3,739,197)	(41,652)	3,444,441	320,043	3,764,484
Cumulative effect of accounting change (see Note 2)	—	—	(8,198)	—	—	(8,198)	(292)	(8,490)
Grant of restricted stock to company directors	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	14,871	—	—	—	14,871	—	14,871
Vesting/exercising of equity compensation plan, net of tax withholdings	15	(4,333)	—	—	—	(4,318)	—	(4,318)
Dividend reinvestment plan	304	114,747	—	—	—	115,051	—	115,051
Deferred compensation directors	—	222	—	—	—	222	—	222
Equity Shelf Program	313	108,683	—	—	—	108,996	—	108,996
Issuance of common stock - merger related	748	280,880	—	—	—	281,628	—	281,628
Issuance of common stock	750	295,117	—	—	—	295,867	—	295,867
Common dividends declared ($2.65 per share)	—	—	—	(564,349)	—	(564,349)	—	(564,349)
Vesting/exercising of OP units	—	(6,648)	—	—	—	(6,648)	6,648	—
Conversion and redemption of Omega OP Units to common stock	296	114,652	—	—	—	114,948	(114,948)	—
Omega OP Units distributions	—	—	—	—	—	—	(21,294)	(21,294)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Comprehensive income:
Foreign currency translation	—	—	—	—	7,931	7,931	183	8,114
Cash flow hedges	—	—	—	—	(6,137)	(6,137)	(226)	(6,363)
Net income	—	—	341,123	—	—	341,123	10,824	351,947
Total comprehensive income								353,698
Balance at December 31, 2019	$22,663	$5,992,733	$2,463,436	$(4,303,546)	$(39,858)	$4,135,428	$201,166	$4,336,594

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$351,947	$293,884	$104,910
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,683	281,279	287,591
Impairment on real estate properties	48,939	35,014	99,070
Impairment on direct financing leases	7,917	27,168	198,199
Provision for uncollectible accounts	—	6,689	14,580
Provision for rental income	11,120	—	—
Interest - amortization of deferred financing costs and refinancing costs	9,564	8,960	19,711
Accretion of direct financing leases	13	109	(6,107)
Stock-based compensation expense	15,359	15,987	15,212
Gain on assets sold – net	(55,696)	(24,774)	(53,912)
Amortization of acquired in-place leases – net	(5,904)	(10,707)	(11,910)
Effective yield receivable on mortgage notes	(173)	(1,068)	(1,924)
Interest paid-in-kind	(7,160)	(6,360)	—
Loss from unconsolidated joint venture	22	—	—
Change in operating assets and liabilities – net:
Contractual receivables	(5,931)	2,368	(36,621)
Straight-line rent receivables	(46,580)	(61,559)	(25,240)
Lease inducements	(42,071)	(32,738)	(8,419)
Other operating assets and liabilities	(29,302)	(34,879)	(17,228)
Net cash provided by operating activities	553,747	499,373	577,912
Cash flows from investing activities
Acquisition of a business, net of cash acquired	(59,616)	—	—
Acquisition of real estate	(377,841)	(105,119)	(385,418)
Cash acquired in acquisition	—	—	2,341
Net proceeds from sale of real estate investments	219,262	309,586	257,812
Investments in construction in progress	(139,678)	(139,441)	(86,689)
Investments in direct financing leases	—	—	(7,183)
Proceeds from sale of direct financing lease and related trust	93,730	20,979	33,306
Placement of mortgage loans	(20,702)	(65,340)	(34,643)
Collection of mortgage principal	54,529	26,088	1,529
Investments in unconsolidated joint ventures	(103,963)	—	—
Distributions from unconsolidated joint ventures in excess of earnings	9,079	5,471	12,175
Capital improvements to real estate investments	(52,892)	(29,824)	(37,766)
Receipts from insurance proceeds	8,170	8,717	2,754
Investments in other investments	(100,312)	(385,707)	(139,047)
Proceeds from other investments	91,281	181,371	95,696
Net cash used in investing activities	(378,953)	(173,219)	(285,133)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,507,000	1,291,000	1,687,000
Payments on credit facility borrowings	(1,980,100)	(1,268,000)	(1,587,000)
Receipts of other long-term borrowings	494,985	—	1,346,749
Payments of other long-term borrowings	(101,222)	(2,049)	(1,252,788)
Payments of financing related costs	(4,787)	(8)	(29,198)
Receipts from dividend reinvestment plan	115,051	46,801	36,722
Payments for exercised options and restricted stock	(4,556)	(1,654)	(2,143)
Net proceeds from issuance of common stock	404,863	75,532	22,120
Dividends paid	(564,127)	(528,696)	(502,603)
Noncontrolling members' contributions to consolidated joint venture	228	—	—
Redemption of Omega OP Units	—	(134)	(48)
Distributions to Omega OP Unit Holders	(21,294)	(23,493)	(22,626)
Net cash used in financing activities	(153,959)	(410,701)	(303,815)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	874	(590)	568
Increase (decrease) in cash, cash equivalents and restricted cash	21,709	(85,137)	(10,468)
Cash, cash equivalents and restricted cash at beginning of year	11,671	96,808	107,276
Cash, cash equivalents and restricted cash at end of year	$33,380	$11,671	$96,808

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2019	2018

ASSETS
Real estate properties
Real estate investments	$8,985,994	$7,746,410
Less accumulated depreciation	(1,787,425)	(1,562,619)
Real estate investments – net	7,198,569	6,183,791
Investments in direct financing leases – net	11,488	132,262
Mortgage notes receivable – net	773,563	710,858
	7,983,620	7,026,911
Other investments	419,228	504,626
Investments in unconsolidated joint ventures	199,884	31,045
Assets held for sale – net	4,922	989
Total investments	8,607,654	7,563,571

Cash and cash equivalents	24,117	10,300
Restricted cash	9,263	1,371
Contractual receivables – net	27,122	33,826
Other receivables and lease inducements	381,091	313,551
Goodwill	644,415	643,950
Other assets	102,462	24,308
Total assets	$9,796,124	$8,590,877

LIABILITIES AND OWNERS’ EQUITY
Term loan – net	$74,763	$99,553
Secured borrowings	389,680	—
Accrued expenses and other liabilities	245,406	211,277
Deferred income taxes	11,350	13,599
Intercompany loans payable	4,738,331	4,501,964
Total liabilities	5,459,530	4,826,393

Owners’ Equity:
General partners’ equity	4,135,428	3,444,441
Limited partners’ equity	200,950	320,043
Total owners’ equity	4,336,378	3,764,484
Noncontrolling interest	216	—
Total equity	4,336,594	3,764,484
Total liabilities and equity	$9,796,124	$8,590,877

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue
Rental income	$804,076	$767,340	$775,176
Income from direct financing leases	1,036	1,636	32,336
Mortgage interest income	76,542	70,312	66,202
Other investment income	43,400	40,228	29,225
Miscellaneous income	3,776	2,166	5,446
Total operating revenues	928,830	881,682	908,385

Expenses
Depreciation and amortization	301,683	281,279	287,591
General and administrative	57,869	63,508	47,683
Real estate taxes	14,933	—	—
Acquisition and merger related costs	5,115	383	—
Impairment on real estate properties	45,264	29,839	99,070
Impairment on direct financing leases	7,917	27,168	198,199
Provision for uncollectible accounts	—	6,689	14,580
Total operating expenses	432,781	408,866	647,123

Other operating income
Gain on assets sold – net	55,696	24,774	53,912
Operating income	551,745	497,590	315,174

Other income (expense)
Interest income and other – net	856	313	267
Interest expense	(199,151)	(192,462)	(188,762)
Interest – amortization of deferred financing costs	(9,564)	(8,960)	(9,516)
Interest – refinancing costs	—	—	(21,965)
Contractual settlement	—	—	10,412
Realized (loss) gain on foreign exchange	(42)	32	311
Total other expense	(207,901)	(201,077)	(209,253)

Income from continuing operations	343,844	296,513	105,921
Income tax expense	(2,844)	(3,010)	(3,248)
Income from unconsolidated joint ventures	10,947	381	2,237
Net income	351,947	293,884	104,910
Net loss attributable to noncontrolling interest	12	—	—
Net income available to owners	$351,959	$293,884	$104,910

Earnings per unit:
Basic:
Net income available to owners'	$1.60	$1.41	$0.51
Diluted:
Net income	$1.58	$1.40	$0.51

Weighted-average Omega OP Units outstanding, basic	220,193	209,020	206,521
Weighted-average Omega OP Units outstanding, diluted	222,125	209,711	206,790

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$351,947	$293,884	$104,910
Other comprehensive income (loss):
Foreign currency translation	8,114	(14,532)	21,845
Cash flow hedges	(6,363)	2,531	2,883
Total other comprehensive income (loss)	1,751	(12,001)	24,728
Comprehensive income	353,698	281,883	129,638
Comprehensive loss attributable to noncontrolling interest	12	—	—
Comprehensive income attributable to owners	$353,710	$281,883	$129,638

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

(in thousands, except per unit amounts)

	General	Limited
	Partners’	Partners’	Total	General	Limited	Total
	Omega	Omega	Omega	Partners’	Partners’	Owners’	Noncontrolling	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity	interest	Equity
Balance at December 31, 2016	196,142	8,862	205,004	$3,858,745	$353,241	$4,211,986	$—	$4,211,986
Contributions from partners	2,167	—	2,167	75,111	—	75,111	—	75,111
Distributions to partners	—	—	—	(502,861)	(22,626)	(525,487)	—	(525,487)
Omega OP Unit redemptions	—	(90)	(90)	—	(2,990)	(2,990)	—	(2,990)
Comprehensive income:
Foreign currency translation	—	—	—	20,916	929	21,845	—	21,845
Cash flow hedges	—	—	—	2,761	122	2,883	—	2,883
Net income	—	—	—	100,419	4,491	104,910	—	104,910
Total comprehensive income						129,638		129,638
Balance at December 31, 2017	198,309	8,772	207,081	3,555,091	333,167	3,888,258	—	3,888,258
Cumulative effect of accounting change (see Note 2)	—	—	—	9,577	423	10,000	—	10,000
Balance at January 1, 2018	198,309	8,772	207,081	3,564,668	333,590	3,898,258	—	3,898,258
Contributions from partners	4,037	—	4,037	138,646	—	138,646	—	138,646
Distributions to partners	—	—	—	(528,949)	(23,493)	(552,442)	—	(552,442)
Omega OP Unit redemptions	—	(58)	(58)	—	(1,861)	(1,861)	—	(1,861)
Comprehensive income:
Foreign currency translation	—	—	—	(13,924)	(608)	(14,532)	—	(14,532)
Cash flow hedges	—	—	—	2,422	109	2,531	—	2,531
Net income	—	—	—	281,578	12,306	293,884	—	293,884
Total comprehensive income						281,883		281,883
Balance at December 31, 2018	202,346	8,714	211,060	3,444,441	320,043	3,764,484	—	3,764,484
Cumulative effect of accounting change (see Note 2)	—	—	—	(8,198)	(292)	(8,490)	—	(8,490)
Contributions from partners	24,285	—	24,285	927,265	—	927,265	—	927,265
Distributions to partners	—	—	—	(564,349)	(21,294)	(585,643)	—	(585,643)
Vesting/exercising of Omega OP Units	—	173	173	(6,648)	6,648	—	—	—
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Omega OP Unit conversions	—	(2,956)	(2,956)	—	(114,948)	(114,948)	—	(114,948)
Comprehensive income:
Foreign currency translation	—	—	—	7,931	183	8,114	—	8,114
Cash flow hedges	—	—	—	(6,137)	(226)	(6,363)	—	(6,363)
Net income	—	—	—	341,123	10,836	351,959	(12)	351,947
Total comprehensive income						353,710		353,698
Balance at December 31, 2019	226,631	5,931	232,562	$4,135,428	$200,950	$4,336,378	$216	$4,336,594

See accompanying notes.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$351,947	$293,884	$104,910
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,683	281,279	287,591
Impairment on real estate properties	48,939	35,014	99,070
Impairment loss on direct financing leases	7,917	27,168	198,199
Provision for uncollectible accounts	—	6,689	14,580
Provision for rental income	11,120	—	—
Interest - amortization of deferred financing costs and refinancing costs	9,564	8,960	19,711
Accretion of direct financing leases	13	109	(6,107)
Stock-based compensation expense	15,359	15,987	15,212
Gain on assets sold – net	(55,696)	(24,774)	(53,912)
Amortization of acquired in-place leases – net	(5,904)	(10,707)	(11,910)
Effective yield receivable on mortgage notes	(173)	(1,068)	(1,924)
Interest paid-in-kind	(7,160)	(6,360)	—
Loss from unconsolidated joint venture	22	—	—
Change in operating assets and liabilities – net:
Contractual receivables	(5,931)	2,368	(36,621)
Straight-line rent receivables	(46,580)	(61,559)	(25,240)
Lease inducements	(42,071)	(32,738)	(8,419)
Other operating assets and liabilities	(29,302)	(34,879)	(17,228)
Net cash provided by operating activities	553,747	499,373	577,912
Cash flows from investing activities
Acquisition of a business, net of cash acquired	(59,616)	—	—
Acquisition of real estate	(377,841)	(105,119)	(385,418)
Cash acquired in acquisition	—	—	2,341
Net proceeds from sale of real estate investments	219,262	309,586	257,812
Investments in construction in progress	(139,678)	(139,441)	(86,689)
Investments in direct financing leases	—	—	(7,183)
Proceeds from direct financing lease and related trust	93,730	20,979	33,306
Placement of mortgage loans	(20,702)	(65,340)	(34,643)
Collection of mortgage principal	54,529	26,088	1,529
Investments in unconsolidated joint ventures	(103,963)	—	—
Distributions from unconsolidated joint ventures in excess of earnings	9,079	5,471	12,175
Capital improvements to real estate investments	(52,892)	(29,824)	(37,766)
Receipts from insurance proceeds	8,170	8,717	2,754
Investments in other investments	(100,312)	(385,707)	(139,047)
Proceeds from other investments	91,281	181,371	95,696
Net cash used in investing activities	(378,953)	(173,219)	(285,133)
Cash flows from financing activities
Proceeds from secured borrowing	2,275	—	—
Repayments of secured borrowing	(1,222)	—	—
Repayment of term loan	(25,000)	—	—
Proceeds from intercompany loans payable to Omega	1,999,710	1,291,000	3,033,749
Repayment of intercompany loans payable to Omega	(2,055,100)	(1,270,049)	(2,839,788)
Payment of financing related costs incurred by Omega	(4,787)	(8)	(29,198)
Noncontrolling members' contributions to consolidated joint venture	228	—	—
Equity contributions from general partners	515,358	120,679	56,699
Distributions to general partners	(564,127)	(528,696)	(502,603)
Distributions to limited partners	(21,294)	(23,493)	(22,626)
Redemption of Omega OP Units	—	(134)	(48)
Net cash used in financing activities	(153,959)	(410,701)	(303,815)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	874	(590)	568
Increase (decrease) in cash, cash equivalents and restricted cash	21,709	(85,137)	(10,468)
Cash, cash equivalents and restricted cash at beginning of year	11,671	96,808	107,276
Cash, cash equivalents and restricted cash at end of year	$33,380	$11,671	$96,808

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

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), and rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”).  Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses.  Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  Our other investment income derives from fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”).  Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of December 31, 2019, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

On May 17, 2019, Omega and Omega OP completed their merger with MedEquities Realty Trust, Inc. (“MedEquities”) and its subsidiary operating partnership and the general partner of its subsidiary operating partnership. Pursuant to the Agreement and Plan of Merger, as amended by the First Amendment to the Agreement and Plan of Merger, dated March 26, 2019, (the “Merger Agreement”) Omega acquired MedEquities and MedEquities was merged with and into Omega (the “Merger”) at the effective time of the Merger with Omega continuing as the surviving company. At the effective time, each outstanding share of MedEquities common stock was converted into the right to receive (i) 0.235 of a share of Omega common stock, plus cash in lieu of fractional shares, and (ii) $2.00 in cash.  Pursuant to the Merger Agreement, MedEquities declared a special dividend of $0.21 per share of MedEquities common stock (the “Pre-Closing Dividend”) payable to the holders of record of MedEquities common stock as of the trading day immediately prior to the closing date of the Merger, which dividend was payable following the effective time of the Merger together with the cash consideration under the Merger Agreement.  For additional information see Note 3 – Properties.

Consolidation

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

Omega OP’s consolidated financial statements include the accounts of (i) Omega OP, (ii) all direct and indirect wholly owned subsidiaries of Omega OP and (iii) other entities in which Omega OP has a majority voting interest and control. All intercompany transactions and balances have been eliminated in consolidation, and Omega OP’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and classifies such items in Level 2.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Business Combinations

We record the purchase of properties to net tangible and identified intangible assets acquired and liabilities assumed at fair value. Transaction costs are expensed as incurred as part of a business combination. In making estimates of fair value for purposes of recording the purchase, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities as well as other critical valuation metrics such as current capitalization rates and discount rates used to estimate the fair value of the tangible and intangible assets acquired (Level 3). When liabilities are assumed as part of a transaction, we consider information obtained about the liabilities and use similar valuation metrics (Level 3). In some instances when debt is assumed and an identifiable active market for similar debt is present, we use market interest rates for similar debt to estimate the fair value of the debt assumed (Level 2). The Company determines fair value as follows:

●	Land is determined based on third party appraisals which typically include market comparables.
●	Buildings and site improvements acquired are valued using a combination of discounted cash flow projections that assume certain future revenues and costs and consider capitalization and discount rates using current market conditions as well as the residual approach.
●	Furniture and fixtures are determined based on third party appraisals which typically utilize a replacement cost approach.
●	Mortgages and other investments are valued using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.
●	Investments in joint ventures are valued based on the fair value of the joint ventures’ assets and liabilities. Differences, if any, between the Company’s basis and the joint venture’s basis are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings of the joint venture.
●	Intangible assets and liabilities acquired are valued using a combination of discounted cash flow projections as well as other valuation techniques based on current market conditions for the intangible asset or liability being acquired. When evaluating below market leases we consider extension options controlled by the lessee in our evaluation.
●	Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.
●	Assumed debt balances are valued by discounting the remaining contractual cash flows using a current market rate of interest.
●	Noncontrolling interests are valued using a stock price on the acquisition date.
●	Goodwill represents the purchase price in excess of the fair value of assets acquired and liabilities assumed. Goodwill is not amortized.

Asset Acquisitions

For asset acquisitions, assets acquired and liabilities assumed are recognized by allocating the cost of the acquisition, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. The fair value of the assets acquired and liabilities assumed in an asset acquisition are determined in a consistent manner with the immediately preceding “Business Combinations” section.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Variable Interest Entities

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise, if any, is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

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

As of December 31, 2019, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entities.

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

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). In 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Leases (Topic 842): Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These standards are collectively referred to herein as Topic 842.  We adopted Topic 842 on January 1, 2019 using the modified retrospective method.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Lessor Accounting

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

As a lessor, our leased real estate properties are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. As of December 31, 2019, we have determined that all but two of our leases should be accounted for as operating leases. Two leases are accounted for as direct financing leases.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

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

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Certain direct financing leases include annual rent escalators; see “Revenue Recognition” below for further discussion regarding the recording of interest income on our direct financing leases. As of December 31, 2019 and 2018, we have no unamortized direct costs related to originating our direct financing leases recorded on our Consolidated Balance Sheets.

Lessee Accounting

At the inception of the lease and over its term, we evaluate each lease to determine the proper lease classification.  Certain of these leases provide us the contractual right to use and economically benefit from all of the space specified in the lease. Therefore, we have determined that they should be evaluated as lease arrangements.

As a lessee, the Company is party to ground and/or facility leases which are classified as operating leases.  Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on the specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 1.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index); or (iii) specific dollar increases over prior years.  The initial terms of our ground leases range between 10 years and 100 years.  Our office leases have initial terms of approximately 10 years.  Certain leases have options to extend, terminate or purchase the asset and have been considered in our analysis of the lease term and the measurement of the right-of-use assets and lease liabilities.  The discount rate utilized in forming the basis of our right of use assets and lease liabilities approximates our cost of debt.  We have not recognized a right of use asset and/or lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset.

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

As a lessee, certain of our operating leases contain non-lease components, such as our proportionate share of common area expenses. We have determined that all of our operating leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components. We apply Topic 842 to the combined component.  Lease expense derived from our operating leases is recorded in general and administrative in our Consolidated Statements of Operations.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In-Place Leases

In-place lease assets and liabilities result when we assume a lease as part of a facility purchase or business combination. The fair value of in-place leases consists of the following components, as applicable (1) the estimated cost to replace the leases and (2) the above or below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place at the time of acquisition to projected cash flows of comparable market-rate leases.

Above market leases, net of accumulated amortization, are included in other assets on our Consolidated Balance Sheets. Below market leases, net of accumulated amortization, are included in accrued expenses and other liabilities on our Consolidated Balance Sheets. The net amortization related to the above and below market leases is included in our Consolidated Statements of Operations as an adjustment to rental income over the estimated remaining term of the underlying leases. Should a tenant terminate the lease, the unamortized portion of the lease intangible is recognized immediately as an adjustment to rental income.

Real Estate Investment Impairment

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset. In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess the recoverability are probability-weighted based on management’s best estimates as of the date of evaluation. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home or other healthcare facility as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment to the Company’s assets in a future period that could be material to the Company’s results of operations.

For the years ended December 31, 2019, 2018 and 2017, we recognized impairment on real estate properties of $45.3 million, $29.8 million and $99.1 million, respectively.

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

We account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impaired loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost-recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of December 31, 2019 and 2018, we had $5.1 million and $108.1 million, respectively, of reserves on our loans.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures using the equity method of accounting as we exercise significant influence, but do not control the entities.  The accounting policies for the unconsolidated joint ventures are the same as those of the Company.

Under the equity method of accounting, the net equity investments of the Company are reflected in the accompanying Consolidated Balance Sheets and the Company’s share of net income and comprehensive income from the joint ventures are included in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in the unconsolidated joint ventures may be other-than-temporarily-impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such a decline in value is deemed to be other than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investment is determined using a discounted cash flow model which is a Level 3 valuation. We consider a number of assumptions that are subject to economic and market uncertainties including, among others, rental rates, operating costs, capitalization rates, holding periods and discount rates.

No impairment loss on our investments in unconsolidated joint ventures was recognized during the years ended December 31, 2019, 2018, or 2017.

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

Contractual Receivables and Other Receivables and Lease Inducements

Contractual receivables relate to the amounts currently owed to us under the terms of our lease and loan agreements. Effective yield interest receivables relate to the difference between the interest income recognized on an effective yield basis over the term of the loan agreement and the interest currently due to us according to the contractual agreement. Straight-line rent receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to us according to the contractual agreement. Lease inducements result from value provided by us to the lessee, at the inception, modification or renewal of the lease, and are amortized as a reduction of rental income over the non-cancellable lease term.

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

On a quarterly basis, and more frequently as appropriate, we review our contractual interest receivables, effective yield interest receivables and direct financing lease receivables to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the operator to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement, if any.

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

A summary of our net receivables and inducements by type is as follows:

	December 31,
	2019	2018
	(in thousands)
Contractual receivables	$27,122	$34,901
Allowance	—	(1,075)
Contractual receivables – net	$27,122	$33,826

Effective yield interest receivables	$12,914	$12,741
Straight-line rent receivables	275,549	251,166
Lease inducements	92,628	49,644
Other receivables and lease inducements	$381,091	$313,551

In 2019, we wrote-off approximately $11.1 million of contractual receivables, straight-line rent receivables and lease inducements to rental income, of which $9.9 million resulted from placing five operators on a cash-basis due to changes in our evaluation of the collectability of future rent payments due under the respective lease agreements. The remaining $1.2 million write-off of straight-line rent receivables to rental income resulted from transitioning a facility to another existing operator.  In 2019, we paid certain operators $50.8 million which were accounted for as lease inducements that are amortized as a reduction to rental income over the remaining term of the lease.  Of the $50.8 million, $15.0 million was paid to Genesis Healthcare, Inc. and $35.8 million was paid to seven other existing operators.

In 2018, we paid an existing operator approximately $50 million in exchange for a reduction of such operator’s participation in an in-the-money purchase option. As a result, we recorded an approximate $28 million lease inducement that is being amortized as a reduction to rental income over the remaining term of the lease.  The remaining $22 million was recorded as a reduction to our initial contingent liability.  Our initial contingent liability was recorded in our merger with Aviv REIT, Inc. and included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

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

In the first step of the two-step goodwill impairment test (“Step 1”), we compare the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by reference to the market capitalization of the Company as determined through quoted market prices and adjusted for other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step (“Step 2”) of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. The Company has not been required to perform Step 2 of the process because the fair value of the reporting unit has significantly exceeded its book value at the measurement date. There was no impairment of goodwill during 2019, 2018, or 2017.

Income Taxes

Omega and its wholly owned subsidiaries were organized to qualify for taxation as a REIT under Section 856 through 860 of the Internal Revenue Code (“Code”). As long as we qualify as a REIT; we will not be subject to federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions. However, with respect to certain of our subsidiaries that have elected to be treated as taxable REIT subsidiaries (“TRSs”), we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations. Omega OP is a pass-through entity for United States federal income tax purposes.

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

We are subject to certain state and local income tax, franchise taxes and foreign taxes. The expense associated with these taxes are included in income tax expense on the Consolidated Statements of Operations.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and its subsequent updates using a modified retrospective approach. As a result of adopting ASU 2014-09, we recognize gains related to the sale of real estate when we transfer control of the property and when it is probable that we will collect substantially all of the related consideration. As a result of adopting ASU 2014-09 and its updates on January 1, 2018, the Company recognized $10.0 million of deferred gain resulting from the sale of facilities to a third-party in December 2017 through opening equity on January 1, 2018.

We have various investments that generate revenue, including leased and mortgaged properties, as well as other investments, which include secured and unsecured loans.

Rental income

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

Certain of our operating leases require the operators to reimburse us for property taxes and other expenditures that are not considered components of the lease and therefore no consideration is allocated to them as they do not result in the transfer of a good or service to the operators. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components. We apply Topic 842 to the combined component.  Income derived from our leases is recorded in rental income in our Consolidated Statements of Operations.  Prior to the adoption of Topic 842, we did not include amounts for property taxes and other expenditures in rental income.

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

We have elected to exclude sales and other similar taxes from the measurement of lease revenue and expense.

Income from direct financing leases

We record direct financing lease income on a constant interest rate basis over the term of the lease. Costs related to originating direct financing leases are deferred and amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases.

Mortgage interest income and other investment income

Mortgage interest income and other investment income is recognized as earned over the terms of the related mortgage notes or other investment. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. In applying the effective interest method, the effective yield on a loan is determined based on its contractual payment terms, adjusted for prepayment terms.

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

Deferred Financing Costs and Original Issuance Premium and/or Discounts for Debt Issuance

External costs incurred from the placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Deferred financing costs related to our revolving line of credit are included in other assets on our Consolidated Balance Sheets and deferred financing costs related to our other borrowings are included as a direct deduction from the carrying amount of the related liability on our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. All premiums and discounts are recorded as an addition to or reduction from debt on our Consolidated Balance Sheets. Amortization of deferred financing costs and original issuance premiums or discounts totaled $9.6 million, $9.0 million and $9.5 million in 2019, 2018 and 2017, respectively, and are classified as interest - amortization of deferred financing costs on our Consolidated Statements of Operations. When financings are terminated, unamortized deferred financing costs and unamortized premiums or discounts, as well as charges incurred for the termination, are recognized as expense or income at the time the termination is made. Gains and losses from the extinguishment of debt are presented in interest-refinancing costs on our Consolidated Statements of Operations.

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

Redeemable Limited Partnership Unitholder Interests and Noncontrolling Interests

Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to Omega’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in the Partnership Agreement.  As of December 31, 2019, Omega owns approximately 97% of the issued and outstanding Omega OP Units, and investors own approximately 3% of the outstanding Omega OP Units.

Noncontrolling Interests

Noncontrolling interests is the portion of equity not attributable to the respective reporting entity. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity or owners’ equity on our Consolidated Balance Sheets. We include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Operations.

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

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities on the Consolidated Balance Sheets at fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At December 31, 2019, $3.7 million of qualifying cash flow hedges were recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheet. At December 31, 2018, $4.0 million of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheet.

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

Reclassification

Contractual receivables – net and Other receivables and lease inducements have been reclassified to conform to the current period presentation.

Accounting Pronouncements Adopted in 2019

Topic 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales type leases, direct financing leases and operating leases. Topic 842 was adopted by us on January 1, 2019 using the modified retrospective method. Upon adoption, we applied the package of practical expedients that allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method, which allowed us to initially apply Topic 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of equity in the period of adoption.  During the year ended December 31, 2019, we made an adjustment of approximately $8.5 million to the equity balance to reflect our assessment of the collectability of certain operator’s future contractual lease payments based on the facts and circumstances that existed as of January 1, 2019.

In addition, provisions for uncollectible lease payments are recognized as a direct reduction to rental income.  Prior to our adoption of Topic 842, provisions for uncollectible lease payments were recorded in provision for uncollectible accounts on our Consolidated Statements of Operations and were not reclassified to conform to the current period presentation.

Upon adoption of Topic 842, we recorded total initial non-cash right of use assets and lease liabilities of approximately $11.1 million.  We also began recording variable lease payments as rental income and real estate tax expense for those facilities’ property taxes that we pay directly and are reimbursed by our operators.  For the year ended December 31, 2019, we recorded $12.1 million of rental income and $14.9 million of real estate tax expense in our Consolidated Statement of Operations.  We also began recording rental income and ground lease expense for those assets we lease and are reimbursed by our operators and/or are paid for directly by our operators.  For the year ended December 31, 2019, we recorded $0.8 million of rental income and $1.2 million of ground lease expense in our Consolidated Statement of Operations.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2019, our leased real estate properties, included 784 SNFs, 114 ALFs, 28 specialty facilities and two MOBs.

Year Ended December 31, 2019
(in thousands)
Interest income – direct financing leases	$1,036

Rental income – operating leases	792,010
Variable lease income – operating leases	12,066
Total lease income	$804,076

Real estate tax expense	$14,933
General and administrative – ground lease expense	1,208
Total	$16,141

The following amounts reflect the estimated contractual rents due to us for the remainder of the initial terms of our operating leases as of December 31, 2019:

(in thousands)
2020	$864,027
2021	884,432
2022	866,163
2023	860,369
2024	866,551
Thereafter	4,944,117
Total	$9,285,659

As of December 31, 2019, the Company is a lessee under ground and/or facility leases related to 11 SNFs and two offices.

December 31, 2019
(in thousands)

Other assets - right of use assets	$17,533

Accrued expenses and other liabilities – lease liabilities	$18,033

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Year Ended December 31, 2019
(in thousands)
Operating lease cost
Lease expense	$2,110
Variable lease expense	129
Total lease expense	$2,239

Rental income – ground lease income	$842

Cash paid for amounts included in the measurement of lease liabilities	$1,949
Weighted average remaining lease term (in years)	28
Weighted average discount rate	5.25%

The following amounts reflect the maturities of our operating lease liabilities as of December 31, 2019:

	Future Rental Payments	Accretion of Lease Liability	Total
2020	$1,847	$(929)	$918
2021	1,878	(879)	999
2022	1,922	(824)	1,098
2023	1,967	(764)	1,203
2024	2,012	(699)	1,313
Thereafter	34,002	(21,500)	12,502
Total	$43,628	$(25,595)	$18,033

Recent Accounting Pronouncements - Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019.  ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842.  We plan to adopt ASU 2016-13 on January 1, 2020 using the modified retrospective approach.  Therefore, financial information and disclosures under ASU 2016-13 will not be provided for periods prior to January 1, 2020.  We are in the process of finalizing a company-wide governance structure, which provides implementation oversight to develop a credit loss methodology compliant with the standard.  Our methodology includes consideration of historical losses, the credit profiles of our borrowers and/or lessees, and reasonable and supportable forecasts with respect to expected credit losses over the life of the asset.  Certain of the Company’s financial assets which are not currently reserved for are within the scope of ASU 2016-13.  These financial assets primarily include our investments in direct financing leases, mortgages notes receivable and other investments.  We continue to evaluate the initial and subsequent impacts of adopting ASU 2016-13 on our consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 3 – PROPERTIES

Leased Property

Our leased real estate properties, represented by 782 SNFs, 114 ALFs, 28 specialty facilities and two medical office buildings at December 31, 2019, are leased under provisions of single or master operating leases. Also see Note 4 – Direct Financing Leases for information regarding additional properties accounted for as direct financing leases.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2019	2018
	(in thousands)
Buildings	$7,056,106	$6,056,820
Land	901,246	786,174
Furniture and equipment	515,421	447,610
Site improvements	287,655	250,917
Construction in progress	225,566	204,889
Total real estate investments	8,985,994	7,746,410
Less accumulated depreciation	(1,787,425)	(1,562,619)
Real estate investments – net	$7,198,569	$6,183,791

For the years ended December 31, 2019, 2018 and 2017, we capitalized $13.9 million, $11.1 million and $8.0 million, respectively, of interest to our projects under development.

2019 Acquisitions and Other

The following tables summarize the significant transactions that occurred in 2019:

	Number of					Total			Building & Site	Furniture	Initial
	Facilities				Country/	Investment		Land	Improvements	& Equipment	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)					Cash Yield(1)
Q1	1	—	—	—	OH	$11.9	(3)	$1.1	$10.1	$0.7	12.00%
Q2	20	1	11	1	CA, CT, IN, NV, SC, TN, TX	421.6	(2)	40.1	368.9	12.6	10.27%
Q2	7	1	3	—	PA, VA	131.8	(3)	9.9	112.7	9.2	9.35%
Q3	3	—	—	—	NC, VA	24.9		4.2	18.6	2.1	9.50%
Q4	58	2	—	—	FL, ID, KY, LA, MS, MO, MT, NC	735.2		61.5	619.4	54.3	8.71%
Total	89	4	14	1		$1,325.4		$116.8	$1,129.7	$78.9
(1)	Initial annual cash yield reflects the initial annual cash rent divided by the purchase price.
(2)	The acquisition was accounted for as a business combination. The Company estimated the fair value of the real estate investments acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, the real estate investments acquired, as detailed, are subject to adjustment once the analysis is completed which will be completed within the allowable measurement period. The other acquisitions were accounted for as asset acquisitions.
(3)	Acquired via a deed-in-lieu of foreclosure.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During 2019, we acquired one parcel of land (not reflected in the table above) for approximately $10.7 million with the intent of building a new facility for an existing operator.

Encore Portfolio Acquisition

On October 31, 2019, we completed the $757 million portfolio acquisition of 60 facilities (the “Encore Portfolio”).  Consideration consisted of approximately $369 million of cash and the assumption of approximately $389 million in mortgage loans guaranteed by HUD.  See Note 13 – Borrowing Arrangements for additional information.

The following table highlights the fair value of the assets acquired and liabilities assumed on October 31, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate investments	$735,182
Other investments	600
Contractual receivables	2,216
Cash	227
Other assets	28,173
Total investments	766,398
Secured borrowings	(388,627)
Accrued expenses and other liabilities	(8,978)
Fair value of net assets acquired	$368,793

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table highlights the preliminary fair value of the assets acquired and liabilities assumed on May 17, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate investments (3)	$421,600
Mortgage notes receivable (see Note 5)	108,097
Other investments	19,192
Investment in unconsolidated joint venture	73,834
Cash	4,067
Contractual receivables	1,461
Other assets (1) (3)	32,819
Total investments	661,070
Debt	(285,100)
Accrued expenses and other liabilities (2)(3)	(30,421)
Fair value of net assets acquired	$345,549

(1) Includes approximately $26.8 million in above market lease assets.

(2) Includes approximately $7.5 million in below market lease liabilities.

(3)	With the exception of real estate investments, above market lease assets and below market lease liabilities, the fair value estimates above are final.

The MedEquities facilities acquired in 2019 are included in our results of operations from the date of acquisition.  For the period from May 17, 2019 through December 31, 2019, we recognized approximately $35.2 million of total revenue from the assets acquired in connection with the MedEquities Merger.  For the year ended December 31, 2019, we incurred approximately $5.1 million of acquisition and merger related costs associated with the MedEquities Merger.

Pro Forma Acquisition Results

The following unaudited pro forma information presents consolidated financial information as if the MedEquities Merger occurred on January 1, 2018.  In the opinion of management, all significant necessary adjustments to reflect the effect of the merger have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Year Ended December 31,
	2019	2018
	(in thousands, except per share amounts, unaudited)

Pro forma revenues	$950,318	$938,782
Pro forma net income	$362,220	$321,232

Earnings per share – diluted:
Net income – as reported	$1.58	$1.40
Net income – pro forma	$1.60	$1.48

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2018 Acquisitions and Other

	Number of			Total			Building & Site	Furniture	Initial
	Facilities		Country/	Investment(4)		Land	Improvements	& Equipment	Annual
Period	SNF	ALF/ILF	State	(in millions)					Cash Yield(3)
Q1	—	1	UK	$4.0	(1)	$0.9	$2.9	$0.2	8.50%
Q1	—	1	UK	5.7	(2)	1.4	4.1	0.2	8.50%
Q1	1	—	PA	7.4		1.6	5.4	0.4	9.50%
Q1	1	—	VA	13.2		2.4	10.5	0.3	9.50%
Q2	5	—	TX	22.8		0.5	20.4	1.9	9.50%
Q4	3	1	PA	35.1		4.1	29.2	1.8	9.50%
Q4	1	—	IN	8.3		1.7	6.0	0.6	9.50%
Q4	1	—	OH	9.2		0.8	7.9	0.5	9.50%
Total	12	3		$105.7		$13.4	$86.4	$5.9
(1)	We recorded a non-cash deferred tax liability of approximately $0.4 million in connection with this acquisition.
(2)	We recorded a non-cash deferred tax liability of approximately $0.2 million in connection with this acquisition.
(3)	Initial annual cash yield reflects the initial annual cash rent divided by the purchase price.
(4)	All of these acquisitions were accounted for as asset acquisitions.

During 2018, we acquired two parcels of land (not reflected in the table above) for approximately $3.5 million with the intent of building new facilities for our existing operators.

During 2018, we transitioned 21 SNFs and one ALF subject to direct financing leases (not reflected in the table above) with a net carrying value of approximately $184.5 million from an existing operator to five other existing operators subject to single or master operating leases with an initial annual cash yield of approximately 9%.  We recorded approximately $184.5 million of real estate investments consisting of land ($11.2 million), building and site improvements ($159.1 million) and furniture and fixtures ($14.2 million) in partial satisfaction of the direct financing leases.  In connection with these transitions, we provided the new operators with working capital loans with a maximum borrowing capacity of $45.7 million, commitments to fund capital improvements up to $10.6 million and indemnities with a maximum funding of $7.4 million.  Claims against these indemnities must occur within 18 months to 36 months of the transition date.  These indemnities were provided to the new operators upon transition and would be utilized in the event that the prior operator does not perform under their transition agreements.  As of December 31, 2019, we have not and we do not expect to fund a material amount under these indemnity agreements.

2017 Acquisitions and Other

	Number of			Total			Building & Site	Furniture	Initial
	Facilities		Country/	Investment(4)		Land	Improvements	& Equipment	Annual
Period	SNF	ALF/ILF	State	(in millions)					Cash Yield (2)
Q1	—	1	VA	$7.6		$0.5	$6.8	$0.3	7.50%
Q2	1	—	NC	8.6		0.7	7.3	0.6	9.50%
Q2	—	18	UK	124.2	(1)	34.1	85.1	5.0	8.50%
Q3	—	1	TX	2.3		0.7	1.5	0.1	9.25%
Q3	15	—	IN	211.0		18.0	180.2	12.8	9.50%
Q3	9	—	TX	19.0	(3)	1.7	15.5	1.8	18.60%
Q4	6	—	TX	40.0		1.0	35.1	3.9	9.25%
Total	31	20		$412.7		$56.7	$331.5	$24.5

(1)	We recorded a non-cash deferred tax liability and acquisition costs of approximately $8.2 million and $1.2 million, respectively, in connection with this acquisition.
(2)	Initial annual cash yield reflects the initial annual cash rent divided by the purchase price.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(3)	In July 2017, we transitioned nine SNFs formerly subject to a direct financing lease to another operator. As a result of terminating the direct financing lease, we wrote down the facilities to our original cost basis and recorded an impairment on the direct financing lease of approximately $1.8 million. See Note 4 – Direct Financing Leases for additional information.
(4)	All of these acquisitions were accounted for as asset acquisitions.

During 2017, we acquired three parcels of land (not reflected in the table above) for approximately $6.7 million with the intent of building new facilities for existing operators.

Asset Sales, Impairments and Other

During the fourth quarter of 2019, we sold 11 facilities (three previously held for sale at September 30, 2019) for approximately $33.3 million in net cash proceeds recognizing a gain on sale of approximately $2.9 million.  In addition, we recorded impairments on real estate properties of approximately $35.7 million on 17 facilities (five were subsequently reclassified to held for sale).

In 2019, we sold 34 facilities (one was previously held for sale at December 31, 2018) for approximately $219.3 million in net cash proceeds recognizing a net gain of approximately $55.7 million.  In addition, we recorded impairments on real estate properties of approximately $45.3 million on 23 facilities. After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties was approximately $23.4 million as of December 31, 2019, with approximately $4.6 million related to properties classified as held for sale.  Our impairments were offset by approximately $3.7 million of insurance proceeds received related to two facilities that were previously destroyed.

In 2018, we sold 78 facilities (22 previously held for sale at December 31, 2017) subject to operating leases for approximately $309.6 million in net proceeds recognizing a gain on sale of approximately $24.8 million.  In addition, we recorded impairments on real estate properties of approximately $35.0 million on 35 facilities.  Our impairments were offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017.  After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties  was approximately $14.8 million as of December 31, 2018, with approximately $1.0 million related to properties classified as held for sale.

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

In 2017, we sold 52 facilities (14 previously held for sale at December 31, 2016) subject to operating leases for approximately $257.8 million in net proceeds recognizing a gain on sale of approximately $53.9 million. In addition, we recorded impairments on real estate properties of approximately $99.1 million on 37 facilities including approximately $2.6 million of capitalized costs associated with the termination of construction projects with two of our operators. After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties was approximately $125.1 million as of December 31, 2017.

Of the 52 facilities sold in 2017, the sale of ten of these facilities did not initially qualify for sale accounting under the full accrual method. The ten SNFs with a carrying value of approximately $23.2 million were sold to a third-party for approximately $43.3 million, resulting in a total gain of approximately $17.5 million after $2.6 million of closing costs. In connection with this sale, we provided the buyer a $10.0 million loan. We recognized a net gain of approximately $7.5 million in 2017.  Upon our adoption of ASU 2014-09 on January 1, 2018, we recognized $10.0 million of deferred gain related to this sale through opening equity on January 1, 2018.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The 2019, 2018 and 2017 recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to held for sale, to their estimated fair value less costs to sell.  To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 inputs).

NOTE 4 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	December 31,
	2019	2018
	(in thousands)
Minimum lease payments receivable	$27,227	$28,294
Less unearned income	(15,522)	(16,577)
Investment in non-Orianna direct financing leases	11,705	11,717
Investment in Orianna direct financing leases	—	223,745
Less allowance for loss on Orianna direct financing leases	—	(103,200)
Less allowance for loss on non-Orianna direct financing leases	(217)	—
Investment in direct financing leases – net	$11,488	$132,262

Properties subject to direct financing leases	2	17
Number of direct financing leases	2	3

The following table summarizes our investments in the direct financing leases by operator, net of allowance for loss:

	December 31,
	2019	2018
	(in thousands)
Orianna	$—	$120,545
Sun Mar Healthcare	11,488	11,491
Markleysburg Healthcare Investors, LP	—	226
Investment in direct financing leases - net	$11,488	$132,262

The following minimum rents are due under our direct financing leases for the next five years (in thousands):

	Contractual Rent	Straight-Line Rent	Total
2020	$1,170	(1,037)	$133
2021	1,084	(915)	169
2022	1,106	(1,023)	83
2023	1,128	(1,014)	114
2024	1,151	(1,003)	148
Thereafter	21,588	(10,530)	11,058
	$27,227	$(15,522)	$11,705

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

In addition to our direct financing leases with Orianna, we previously leased three facilities to Orianna under a master lease which was to expire in 2026. The remaining three facility lease was accounted for as an operating lease. Our recorded investment in the three facilities subject to this operating lease was $30.5 million as of December 31, 2018.  On October 31, 2018, Orianna rejected the operating lease and as a result we transitioned these three facilities to an existing operator during the first quarter of 2019.

In 2017, we sold eight facilities subject to direct financing leases with Orianna in the Northwest region and the Southeast region of the U.S. with a carrying value of approximately $36.4 million for approximately $33.3 million to unrelated third parties.  These facilities were subject to direct financing leases with Orianna in the Northwest region and the Southeast region.  We recorded approximately $3.3 million of impairment related to these sales.  In addition, we transitioned nine SNFs, representing all of the facilities subject to another direct financing lease with Orianna in the Texas region, to an existing operator of ours pursuant to an operating lease.  In connection with this transaction, we recorded the real estate properties at our original cost basis of approximately $19.0 million, eliminated our investment in the Texas region direct financing lease and recorded an impairment of approximately $1.8 million.  In conjunction with this transaction, we also amended our Orianna Southeast region master lease to reduce the outstanding balance by $19.3 million.  As a result of the lease amendment in 2017, we recorded an impairment on our investment in direct financing lease of approximately $20.8 million in 2017.

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

On July 23, 2018, we notified Orianna that it was in default under the DIP credit agreement.  On July 25, 2018, we terminated the RSA with its tenant, 4 West Holdings, and the sponsor of Orianna’s Plan.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the fourth quarter of 2018, the Bankruptcy Court ruled that Orianna’s Plan, if confirmed, would allow Orianna to use the value of Orianna’s remaining facilities to pay the administrative costs of Orianna’s Chapter 11 cases and to pay certain other creditor claims, with the net amount of such value being paid to us.  As a result, we recorded $27.2 million in additional allowance for loss to reduce the remaining investment in the direct financing lease covering the remaining 15 facilities located in the Southeast region of the U.S.  As of December 31, 2018, our net investment in the Orianna direct financing lease was approximately $120.5 million, net of an allowance of $103.2 million.

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

On January 16, 2019, the Bankruptcy Court confirmed Orianna’s Plan, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio. In January 2019, we reclassified our net investment in direct financing lease of $115.8 million from the Trust to other assets on our Consolidated Balance Sheet.  For the period from January 16, 2019 through December 31, 2019, we received approximately $94 million from the Trust as a partial liquidation.

In March 2019, we received updated information from the Trust indicating diminished collectability of the accounts receivable owed to us.  As a result, we recorded an additional $7.7 million allowance.  As of December 31, 2019, our remaining receivable from the Trust is approximately $14 million.  As of December 31, 2019, the Trust was comprised of approximately $14 million of cash.

NOTE 5 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2019, mortgage notes receivable relate to nine fixed rate mortgages on 53 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states, operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2019	2018
	(in thousands)
Mortgage note due 2027; interest at 10.39%	$112,500	$112,500
Mortgage notes due 2029; interest at 10.08%(1)	526,520	537,515
Other mortgage notes outstanding(2)	139,448	65,748
Mortgage notes receivable, gross	778,468	715,763
Allowance for loss on mortgage notes receivable(3)	(4,905)	(4,905)
Total mortgages — net	$773,563	$710,858
(1)	Approximates the weighted average interest rate on 36 facilities. Three notes totaling approximately $36.2 million are construction mortgages with maturities through 2021. The remaining loan balance matures in 2029.
(2)	Other mortgage notes outstanding have a weighted average interest rate of 9.45% per annum and maturity dates through 2028.
(3)	The allowance for loss on mortgage notes receivable relates to one mortgage with an operator. The carrying value and fair value of the mortgage note receivable is approximately $1.5 million at December 31, 2019 and December 31, 2018.

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

$526.5 Million of Mortgage Notes due 2029

On June 30, 2014, we entered into a mortgage loan agreement with Ciena Healthcare (“Ciena”) to refinance/consolidate $117 million in existing mortgages with maturity dates ranging from 2021 to 2023 on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities. The $415 million amortizing mortgage (the “Master Mortgage”) matures in 2029 and is secured by 25 facilities.  The Master Mortgage note bore an initial interest rate of 9.0% per annum which increases by 0.225% per annum.  As of December 31, 2019, the outstanding principal balance of the Master Mortgage note is approximately $380.8 million and the interest rate is 10.13% per annum.

Subsequent to June 30, 2014, the Company amended its Master Mortgage with Ciena to provide for additional borrowings in the form of incremental facility mortgages, construction and/or improvement mortgages with maturities through 2029 with initial annual interest rates ranging between 8.5% and 10% and fixed annual escalators of 2% or 2.5% over the prior year’s interest rate, or a fixed increase of 0.225% per annum.  As of December 31, 2019, the outstanding principal balance of these mortgage notes are approximately $101.7 million.

In June 2018, we amended the Master Mortgage with Ciena to provide an additional $44.7 million mortgage note related to five SNFs located in Michigan.  The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 9.5% which increases each year by 0.225%.  As of December 31, 2019, the outstanding principal balance of this mortgage note is approximately $44.1 million.  Additionally, the Company committed to fund an additional $9.6 million to Ciena if certain performance metrics are achieved by the portfolio.

The mortgage notes with Ciena are cross-defaulted and cross-collateralized with our existing master lease and other investment notes with the operator.

NOTE 6 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2019	2018
	(in thousands)
Other investment note due 2019	$—	$131,452
Other investment notes due 2020-2025; interest at 8.15% (1)	58,687	46,287
Other investment notes due 2021; interest at 13.09% (1)	77,087	71,036
Other investment notes due 2023; interest at 7.32% (1)	65,000	65,000
Other investment note due 2023; interest at 12.00%	52,213	59,454
Other investment notes outstanding (2)	166,241	131,397
Total other investments	$419,228	$504,626
(1)	Approximate weighted average interest rate as of December 31, 2019.
(2)	Other investment notes have a weighted average interest rate of 8.38% and maturity dates through 2029.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other investment note due 2019

On September 28, 2018, we provided a $131.3 million secured term loan to an unrelated third party. The loan was secured by a collateral assignment of mortgages covering seven SNFs, three independent living facilities and one ALF.  The loan bore interest at 9.35% per annum and matured on May 31, 2019.  The loan required monthly interest payments with the principal balance due at maturity.  The borrower used the proceeds to repay existing indebtedness and pay a one-time distribution to its equity holders.  In connection with this loan we incurred approximately $0.4 million of origination costs which are deferred and recognized over the term of the loan.  On May 31, 2019, we acquired these facilities located in Pennsylvania (9) and Virginia (2) via deed-in-lieu of foreclosure and subsequently leased the facilities to an existing operator of the Company.

Other investment note due 2020-2025

On September 30, 2016, we acquired and amended a term loan with a fair value of approximately $37.0 million with Agemo Holdings LLC (“Agemo” an entity formed in May 2018 to silo our leases and loans formerly held by Signature Healthcare). A $5.0 million tranche of the term loan that bore interest at 13% per annum was repaid in August 2017.  The remaining $32.0 million tranche of the term loan bears interest at 9% per annum and currently matures on December 31, 2024.  The $32.0 million term loan (and the $25.0 million working capital loan discussed below) is secured by a security interest in the collateral of Agemo.

On May 7, 2018, the Company provided Agemo a $25.0 million secured working capital loan bearing interest at 7% per annum that matures on April 30, 2025.  The proceeds of the working capital loan were used to pay operating expenses, settlement payments, fees, taxes and other costs approved by the Company.  As of December 31, 2019, approximately $25.0 million is outstanding on this working capital loan.  Additionally, on May 7, 2018, the Company also provided principals of Agemo a one year unsecured $2.8 million loan.  The proceeds were used to pay down the Company’s contractual receivables outstanding.  This loan was repaid in 2019.

On November 5, 2019, the Company provided Agemo a $1.7 million term loan bearing interest at a fixed rate of 9% per annum and matures on March 31, 2020. As of December 31, 2019, $1.7 million is outstanding on this term loan. Our total loans outstanding with Agemo at December 31, 2019 approximate $58.7 million.

Other investment notes due 2021

On July 29, 2016, we provided Genesis HealthCare, Inc. (“Genesis”) a $48.0 million secured term loan bearing interest at LIBOR with a floor of 1% plus 13% that was initially scheduled to mature on July 29, 2020.  On May 9, 2019, we extended the maturity of this loan to November 30, 2021.  This term loan (and the 2018 term loan discussed below) is secured by a perfected first priority lien on and security interest in certain collateral of Genesis.  The term loan required monthly principal payments of $0.25 million through July 2019, and $0.5 million from August 2019 through maturity.  In addition, a portion of the monthly interest accrued to the outstanding principal balance of the loan.  In November 2017, we provided Genesis forbearance through February 2018.  The forbearance allowed for the deferral of principal payments and permitted Genesis to accrue all interest due to the outstanding principal balance of the loan.

On March 6, 2018, we amended certain terms of the 2016 term loan to Genesis. Commencing February 22, 2018, the 2016 term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum shall be paid-in-kind.  Additionally, the amended term loan does not require monthly payments of principal.  All principal and accrued and unpaid interest will be due at maturity on November 30, 2021.  As of December 31, 2019, approximately $59.6 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind, that was initially scheduled to mature on July 29, 2020.  On May 9, 2019, we extended the maturity of this loan to November 30, 2021.  As of December 31, 2019, approximately $17.5 million is outstanding on this term loan.

As of December 31, 2019, our total other investments outstanding with Genesis was approximately $77.1 million.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other investment note due 2023

On June 30, 2015, we entered into a $50.0 million secured revolving credit facility with subsidiaries of an existing operator. The note bears interest at approximately 6.66% per annum and matures in 2023.   As of December 31, 2019, $50.0 million has been drawn and remains outstanding.

On May 17, 2017, we entered into a separate secured $15.0 million revolving credit facility with subsidiaries of an existing operator. The note bears interest at 9.5% per annum and matures in 2023.   As of December 31, 2019, $15.0 million has been drawn and remains outstanding.

Other investment note due 2023

On February 26, 2016, we acquired and funded a $50.0 million mezzanine loan at a discount of approximately $0.75 million.  In May 2018, the Company amended the mezzanine loan with the borrower which is secured by an equity interest in subsidiaries of the borrower.  As part of the refinancing, the Company increased the mezzanine loan by $10.0 million, extended the maturity date to May 31, 2023 and fixed the interest rate at 12% per annum.  The mezzanine loan requires semi-annual principal payments of $2.5 million commencing December 31, 2018.  As of December 31, 2019, our total other investments outstanding with this borrower was approximately $52.2 million.  In connection with the amendment, the Company recognized fees of approximately $1.1 million of which $0.5 million was paid at closing with the remainder due at maturity.  The discount and loan fees are deferred and are being recognized on an effective basis over the term of the loan.

NOTE 7 – VARIABLE INTEREST ENTITIES

The following operators are considered VIEs as of December 31, 2019 and 2018.  Below is a summary of our assets and liabilities associated with each operator as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	Agemo	Agemo	Orianna
	(in thousands)	(in thousands)
Assets
Real estate investments – net	$403,389	$413,396	$30,459
Investments in direct financing leases - net	—	—	120,545
Other investments	58,687	46,287	40,242
Contractual receivables	18,113	18,017	249
Straight-line rent receivables	46,247	34,203	—
Lease inducement	6,810	2,362	—
Above market lease	—	2	—
Subtotal	533,246	514,267	191,495

Collateral
Letters of credit	(9,253)	(9,253)	—
Personal guarantee	(8,000)	(15,000)	—
Other collateral	(403,389)	(413,396)	(176,253)
Subtotal	(420,642)	(437,649)	(176,253)

Maximum exposure to loss	$112,604	$76,618	$15,242

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In determining our maximum exposure to loss from these VIEs, we considered the underlying value of the real estate subject to leases with these operators and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any. See Note 4 – Direct Financing Leases regarding our relationship with Orianna, Note 6 – Other Investments regarding the terms of the other investments and Note 20 – Commitments and Contingencies regarding our commitment to provide capital expenditure funding to our operators which includes Agemo.  In May 2018, we reached an out-of-court restructuring agreement with Agemo that provided for the deferral of rent, the extension of the maturity of our lease and loans, and a working capital loan.  If Agemo’s operations deteriorate any further and they are unable to meet their contractual obligations to us, we may be required to account for rental income from them on a cash basis and reserve approximately $71.2 million of contractual receivables, straight-line rent receivables and lease inducements.

The table below reflects our total revenues from Agemo and Orianna for the years ended December 31, 2019, 2018 and 2017:

	2019	2018		2017
	Agemo	Agemo	Orianna	Agemo	Orianna
	(in thousands)
Revenue
Rental income	$60,639	$59,291	$—	$62,287	$2,401
Income from direct financing leases	—	—	—	—	29,877
Other investment income	4,502	3,500	3,477	4,884	906
Total (1)	$65,141	$62,791	$3,477	$67,171	$33,184
(1)	For the years ended December 31, 2019, 2018 and 2017, we received cash rental income and other investment income from Agemo of approximately $53.7 million, $56.8 million and $39.8 million, respectively.

NOTE 8 – INVESTMENTS IN JOINT VENTURES

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

Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment	Initial	Facility	Facilities at	December 31,
Entity (1)%		Date	Investment(2)	Type	12/31/2019	2019	2018
Second Spring Healthcare Investments (3)	15%	11/1/2016	$50,032	SNF	37	$22,504	$31,045
Lakeway Realty, L.L.C. (4)	51%	5/17/2019	73,834	Specialty facility	1	73,273	—
Cindat Joint Venture (5)	49%	12/18/2019	103,810	ALF	67	103,976	—
OMG Senior Housing, LLC	50%	12/6/2019	—	ILF	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	153	N/A	N/A	131	—
			$227,829			$199,884	$31,045
(1)	These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(2)	Our initial investment includes our transaction costs, if any.
(3)	During 2019, this joint venture sold 14 SNFs subject to an operating lease for approximately $311.8 million in net cash proceeds and recognized a gain on sale of approximately $64.0 million. During 2018, this joint venture sold 13 SNFs subject to an operating lease for approximately $164.0 million in net cash proceeds and recognized a loss on sale of approximately $4.6 million. During 2018, this joint venture also recorded $4.2 million of impairment expense on these real estate properties.
(4)	We acquired an interest in a joint venture that owns the Lakeway Regional Medical Center (the “Lakeway Hospital”) in Lakeway, Texas.
(5)	We acquired a 49% interest in Cindat Ice Portfolio JV, GP Limited, Cindat Ice Portfolio Holdings, LP and Cindat Ice Portfolio Lender, LP. Cindat Ice Portfolio Holdings, LP owns 67 care homes leased to two operators in the U.K. pursuant to operating leases. Cindat Ice Portfolio Lender, LP holds loans to a third-party operator. Our investment in Cindat Joint Venture consists primarily of real estate. Our initial basis difference of approximately $35 million will be amortized on a straight-line basis over approximately 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.

The following table reflects our income (loss) from unconsolidated joint ventures for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Entity	2019	2018	2017
	(in thousands)
Second Spring Healthcare Investments	$9,490	$381	$2,237
Lakeway Realty, L.L.C.	1,479	—	—
OMG Senior Housing, LLC	(22)	—	—
Total	$10,947	$381	$2,237

Lakeway Partnership

In connection with the MedEquities Merger on May 17, 2019, we acquired a 51% ownership interest in Lakeway Realty, L.L.C. (the “Lakeway Partnership”), a joint venture that owns the Lakeway Hospital.  On the merger date, the Company’s ownership interest in the Lakeway Partnership had a fair value of approximately $73.8 million.  Our investment in the Lakeway Partnership consists primarily of real estate.  We estimated the fair value of the underlying real estate considering the lessees’ purchase option (Level 1) which is discussed in more detail below, third-party appraisals and discounted cash flows associated with the ground lease (Level 3).  Our initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the accompanying Consolidated Statements of Operations.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided.  For the years ended December 31, 2019, 2018 and 2017, we recognized approximately $0.9 million, $1.8 million and $2.0 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 9 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of	Net Book Value
	Properties	(in thousands)
December 31, 2017	22	$86,699
Properties sold/other (1)	(48)	(171,938)
Properties added (2)	29	86,228
December 31, 2018	3	$989
Properties sold/other (1)	(8)	(6,486)
Properties added (2)	11	10,419
December 31, 2019 (3)	6	$4,922
(1)	In 2018, we sold 48 facilities for approximately $133.6 million in net proceeds recognizing a gain on sale of approximately $11.5 million. In 2019, we sold seven facilities for approximately $22.9 million in net proceeds recognizing a gain on sale of approximately $14.8 million. One facility classified as held for sale at December 31, 2018 was no longer considered held for sale during the second quarter of 2019 and was reclassified to leased property at approximately $0.3 million which represents the facility’s then carrying value adjusted for depreciation that was not recognized while classified as held for sale.
(2)	In 2018, we recorded approximately $13.0 million of impairment expense to reduce 26 facilities and one ancillary building's book value to their estimated fair values less costs to sell before they were reclassified to assets held for sale. In 2019, we recorded approximately $9.2 million of impairment expense to reduce eight facilities’ book values to their estimated fair values less costs to sell before they were reclassified to assets held for sale.
(3)	We plan to sell the facilities classified as held for sale at December 31, 2019 within the next twelve months.

NOTE 10 – INTANGIBLES

The following is a summary of our intangibles as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Assets:
Goodwill	$644,415	$643,950

Above market leases	$49,240	$22,410
Accumulated amortization	(21,227)	(19,203)
Net intangible assets	$28,013	$3,207

Liabilities:
Below market leases	$147,292	$143,669
Accumulated amortization	(87,154)	(79,226)
Net intangible liabilities	$60,138	$64,443

As disclosed in Note 3 – Properties, certain above market lease assets and below market lease liabilities acquired in the MedEquities Merger are subject to further adjustment pending completion of the purchase accounting.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For the years ended December 31, 2019, 2018 and 2017, our net amortization related to intangibles was $5.9 million, $10.7 million and $11.9 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2020 – $4.9 million; 2021 – $4.7 million; 2022 – $4.4 million; 2023 – $4.2 million; 2024 – $4.0 million and $9.9 million thereafter. As of December 31, 2019, the weighted average remaining amortization period of above market lease assets is approximately eleven years and of below market lease liabilities is approximately nine years.

The following is a summary of our goodwill:

(in thousands)
Balance as of December 31, 2017	$644,690
Less: foreign currency translation	(740)
Balance as of December 31, 2018	643,950
Add: foreign currency translation	465
Balance as of December 31, 2019	$644,415

NOTE 11 - CONCENTRATION OF RISK

As of December 31, 2019, our portfolio of real estate investments consisted of 987 healthcare facilities, located in 40 states and the U.K. and operated by 71 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.8 billion at December 31, 2019, with approximately 98% of our real estate investments related to long-term care facilities.  Our portfolio is made up of 784 SNFs, 114 ALFs, 28 specialty facilities, two medical office buildings, fixed rate mortgages on 47 SNFs, two ALFs and four specialty facilities and six facilities that are closed and held for sale. At December 31, 2019, we also held other investments of approximately $419.2 million, consisting primarily of secured loans to third-party operators of our facilities and $199.9 million of investment in five unconsolidated joint ventures.

At December 31, 2019 and 2018, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”).  Ciena also generated approximately 10%, 11% and 10% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.  At December 31, 2019, the three states in which we had our highest concentration of investments were Florida (15%), Texas (10%) and Michigan (7%).

NOTE 12 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and other deposits, security deposits and letters of credit from certain operators pursuant to our lease and mortgage agreements.  These generally represent the rental and/or mortgage interest for periods ranging from three to six months with respect to certain of our investments or the required deposits in connection with our HUD borrowings. At December 31, 2019 and 2018, we held $9.3 million and $1.4 million, respectively, in liquidity and other deposits, $38.6 million and $38.5 million, respectively, in security deposits and $54.2 million and $55.1 million, respectively, in letters of credit.

The liquidity deposits and other deposits, security deposits and the letters of credit may be used in the event of lease and/or loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code.  Liquidity deposits and other deposits are recorded as restricted cash on our Consolidated Balance Sheets with the offset recorded as a liability in accrued expenses and other liabilities on our Consolidated Balance Sheets.  Security deposits related to cash received from the operators are primarily recorded in cash and cash equivalents on our Consolidated Balance Sheets with a corresponding offset in accrued expenses and other liabilities on our Consolidated Balance Sheets.  Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross-default, provisions for cross-collateralization and by corporate or personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 13 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Annual
		Interest Rate
		as of
		December 31,	December 31,
	Maturity	2019	2019	2018
			(in thousands)
Secured borrowings:
HUD mortgages (1) (4)	2046-2052	3.01%	$387,405	$—
Term loan (2) (4)	2021	5.00%	2,275	—
			389,680	—
Unsecured borrowings:
Revolving line of credit	2021	2.99%	125,000	313,000

U.S. term loan	2022	3.25%	350,000	425,000
Sterling term loan (3)	2022	2.16%	132,480	127,990
Omega OP term loan(4)	2022	3.29%	75,000	100,000
2015 term loan	2022	3.80%	250,000	250,000
Deferred financing costs – net(5)			(2,742)	(4,264)
Total term loans – net			804,738	898,726

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.950%	400,000	400,000
2025 notes	2025	4.500%	400,000	400,000
2026 notes	2026	5.250%	600,000	600,000
2027 notes	2027	4.500%	700,000	700,000
2028 notes	2028	4.750%	550,000	550,000
2029 notes	2029	3.625%	500,000	—
Subordinated debt	2021	9.000%	13,541	20,000
Discount – net			(23,041)	(18,523)
Deferred financing costs – net			(23,778)	(22,581)
Total senior notes and other unsecured borrowings – net			3,816,722	3,328,896

Total unsecured borrowings – net			4,746,460	4,540,622

Total secured and unsecured borrowings – net(6)			$5,136,140	$4,540,622
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at December 31, 2019. Secured by real estate assets with a net carrying value of $617.2 million as of December 31, 2019.
(2)	This borrowing is the debt of a consolidated joint venture.
(3)	This borrowing is denominated in British Pounds Sterling.
(4)	Omega OP or wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(5)	The amount includes $0.2 million of net deferred financing costs related to the Omega OP term loan as of December 31, 2019.
(6)	All borrowings are direct borrowings of Omega unless otherwise noted.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

HUD Mortgage Debt

On October 31, 2019, we assumed approximately $389 million in mortgage loans guaranteed by HUD. The HUD loans have remaining terms ranging from 27 to 32 years and an average remaining term of 31 years with fixed interest rates ranging from 2.82% to 3.24%. The HUD loans may be prepaid subject to an initial penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required.

All HUD loans are subject to the regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, debt service and capital replacement expenditures. As of December 31, 2019, the Company has total escrow reserves of $25.0 million with the loan servicer that is reported within other assets on the Consolidated Balance Sheets. See Note 3 – Properties.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We recorded a non-cash charge of approximately $5.5 million in 2017 relating to the write-off of deferred financing costs associated with the termination of the 2014 Omega Credit Agreement.

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

In September 2019, we used $25.0 million of proceeds from the senior notes issuance to repay borrowings under the 2017 Omega OP Term Loan Facility.  At December 31, 2019, we had $75.0 million in outstanding borrowings under this facility.

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

$600 Million 5.25% Senior Notes due 2026

On September 23, 2015, we sold $600 million aggregate principal amount of our 5.25% Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes were sold at an issue price of 99.717% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $594.4 million. The 2026 Notes mature on January 15, 2026 and pay interest semi-annually.

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

Subordinated Debt

In connection with a 2010 acquisition, we assumed five separate $4.0 million subordinated notes bearing interest at 9% per annum that mature on December 21, 2021.  Interest on these notes is due quarterly with the principal balance due at maturity.  These subordinated notes may be prepaid at any time without penalty.  To the extent that the operator of the facilities fails to pay rent owed to us under our existing master lease, we have the right to offset amounts owed to the lender.  During the fourth quarter of 2019, we offset approximately $6.5 million of debt owed to the lender, which approximates three months of rent.

Other Debt Assumption and Repayment

In connection with the MedEquities Merger on May 17, 2019, we assumed a $125.0 million term loan and outstanding borrowings of $160.1 million under MedEquities’ previous revolving credit facility.  We repaid the total outstanding balance on both the term loan and the revolving credit facility and terminated the related agreements on May 17, 2019.

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2019 and 2018, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

The required principal payments, excluding the premium or discount and deferred financing costs on our secured and unsecured borrowings, for each of the five years following December 31, 2019 and the aggregate due thereafter are set forth below:

(in thousands)
2020	$7,465
2021	148,508
2022	815,407
2023	708,168
2024	408,418
Thereafter	3,097,735
Total	$5,185,701

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following summarizes the refinancing related costs:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Write-off of deferred financing costs and unamortized premiums due to refinancing (1)	$—	$—	$10,195
Prepayment and other costs associated with refinancing (2)	—	—	11,770
Total debt extinguishment costs	$—	$—	$21,965
(1)	In 2017, we recorded (a) $4.7 million of write-offs of unamortized deferred costs associated with the early redemption of our 5.875% Notes and (b) $5.5 million of write-offs of unamortized deferred financing costs associated with the termination of the 2014 Omega Credit Agreement.
(2)	In 2017, we paid $11.8 million of prepayment penalties associated with the early redemption of our 5.875% Notes.

NOTE 14 - FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At December 31, 2019 and 2018, the net carrying amounts and fair values of other financial instruments were as follows:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$11,488	$11,488	$132,262	$132,262
Mortgage notes receivable – net	773,563	819,083	710,858	735,892
Other investments – net	419,228	412,934	504,626	503,907
Total	$1,204,279	$1,243,505	$1,347,746	$1,372,061
Liabilities:
Revolving line of credit	$125,000	$125,000	$313,000	$313,000
Term loan	2,275	2,275	—	—
U.S. term loan	348,878	350,000	423,065	425,000
Sterling term loan	132,059	132,480	127,394	127,990
Omega OP term loan	74,763	75,000	99,553	100,000
2015 term loan	249,038	250,000	248,713	250,000
4.375% notes due 2023 – net	695,812	749,693	694,643	700,062
4.95% notes due 2024 – net	395,702	442,327	394,691	406,386
4.50% notes due 2025 – net	396,163	430,529	395,402	392,122
5.25% notes due 2026 – net	595,732	675,078	595,027	605,700
4.50% notes due 2027 – net	689,445	759,475	687,981	671,555
4.75% notes due 2028 – net	541,891	602,967	540,883	537,508
3.625% notes due 2029 – net	488,263	500,792	—	—
HUD mortgages - net	387,405	379,866	—	—
Subordinated debt – net	13,714	15,253	20,270	22,589
Total	$5,136,140	$5,490,735	$4,540,622	$4,551,912

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Direct financing leases: The fair value of the investments in direct financing leases, excluding those related to Orianna, are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3). For the Orianna direct financing lease as of December 31, 2018, the Company estimated the fair value of its investment based on the expected liquidating payments from the Trust as further described in Note 4 – Direct Financing Leases (Level 3).
●	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving line of credit, secured borrowing and term loans: The fair value of our borrowings under variable rate agreements are estimated using a present value technique based on expected cash flows discounted using the current market rates (Level 3).
●	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on inputs from trading activity provided by a third party (Level 2).
●	HUD mortgages: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2019, 2018, and 2017, we distributed dividends in excess of our taxable income.

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

We currently own stock in an entity that has elected to be taxed as a REIT. This subsidiary entity is required to individually satisfy all of the rules for qualification as a REIT qualification.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for five of our active subsidiaries to be treated as TRSs. Three of our TRSs are domestic and are subject to federal, state and local income taxes at the applicable corporate rates and the other two are subject to foreign income taxes. As of December 31, 2019, one of our TRSs that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.7 million. Up to 100% of the net operating loss carry-forwards arising in taxable years ending prior to January 1, 2018, may be used to reduce taxable income for any taxable year during the eligible carry-forward period.  The net operating loss carry-forward arising in tax years ending subsequent to December 31, 2018, may be used to reduce only 80% of taxable income for any taxable year during the eligible carry-forward period.  Our net operating loss carry-forward is fully reserved as of December 31, 2019, with a valuation allowance due to uncertainties regarding realization.  Under current law, our net operating loss carryforwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our net operating loss carryforward generated in our taxable years ended December 31, 2019 and December 31, 2018 may be carried forward indefinitely.  In connection with the MedEquities Merger on May 17, 2019, we acquired MedEquities Realty TRS, LLC. MedEquities Realty TRS, LLC has no assets, liabilities, revenues, or expenses and, accordingly, we have no tax accrual or net operating loss carryforward associated with this entity as of December 31, 2019.

For the year ended December 31, 2019, 2018 and 2017, we recorded approximately $0.9 million, $0.8 million and $2.4 million, respectively, of federal, state and local income tax provision. For the year ended December 31, 2019, 2018 and 2017, we recorded a provision for foreign income taxes of approximately $2.0 million, $2.2 million and $0.8 million, respectively.  The above amounts include any income or franchise taxes payable to certain states and municipalities.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of deferred tax assets and liabilities:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforward	$1,199	$1,213
Total deferred assets	1,199	1,213

Deferred tax liabilities:
Foreign deferred tax liabilities (1)	11,350	13,599
Total net deferred liabilities before valuation allowances	(10,151)	(12,386)
Valuation allowance on deferred tax asset	(1,199)	(1,213)
Net deferred tax liabilities	$(11,350)	$(13,599)
(1)	The deferred tax liabilities primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act includes numerous changes to existing U.S. tax law, including lowering the statutory U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The changes from the Tax Act did not have a material impact to the Company’s financial statements.

NOTE 16 - RETIREMENT ARRANGEMENTS

Our Company has a 401(k) Profit Sharing Plan covering all eligible employees. Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.  Amounts charged to operations with respect to these retirement arrangements totaled approximately $0.6 million in 2019, $0.5 million and $0.5 million in 2018 and 2017, respectively.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards (units). The deferred stock awards (units) participate in future dividends as well as the change in the value of the Company’s common stock. As of December 31, 2019 and 2018, the Company had 459,389 and 403,427 deferred stock units outstanding.

NOTE 17 – STOCKHOLDERS’/OWNERS’ EQUITY

Forward Equity Sales Agreement

In connection with a $300 million underwritten public offering, we entered into a forward equity sales agreement on September 9, 2019 to sell 7.5 million shares of our common stock at an initial net price of $40.01 per share, after underwriting discounts and commissions.  On December 27, 2019, we settled the forward equity sale agreement by physical delivery of 7.5 million shares of common stock at $39.45 per share, net of dividends paid and interest received, for net proceeds of approximately $295.9 million.

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

For the year ended December 31, 2017, we issued approximately 0.7 million shares under the 2015 Equity Shelf Program, at an average price of $30.81 per share, net of issuance costs, generating net proceeds of approximately $22.1 million.  For the year ended December 31, 2018, we issued approximately 2.3 million shares under the 2015 Equity Shelf Program, at an average price of $33.18 per share, net of issuance costs, generating net proceeds of approximately $75.5 million.  For the year ended December 31, 2019, we issued approximately 3.1 million shares under the 2015 Equity Shelf Program, at an average price of $34.79 per share, net of issuance costs, generating net proceeds of approximately $109.0 million.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  For the year ended December 31, 2017, we issued 1.2 million shares of common stock for gross proceeds of approximately $36.7 million.  For the year ended December 31, 2018, we issued 1.5 million shares of common stock for gross proceeds of approximately $46.8 million.  For the year ended December 31, 2019, we issued 3.0 million shares of common stock for gross proceeds of approximately $115.1 million.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and For the
	Year Ended December 31,

	2019	2018	2017
	(in thousands)
Foreign Currency Translation:
Beginning balance	$(47,704)	$(26,033)	$(54,948)
Translation gain (loss)	12,646	(21,703)	28,604
Realized (loss) gain	(42)	32	311
Ending balance	(35,100)	(47,704)	(26,033)

Derivative Instruments:
Cash flow hedges:
Beginning balance	3,994	1,463	(1,420)
Unrealized (loss) gain	(7,071)	2,593	5,221
Realized gain (loss) (1)	708	(62)	(2,338)
Ending balance	(2,369)	3,994	1,463
Net investment hedge:
Beginning balance	70	(7,070)	—
Unrealized (loss) gain	(4,490)	7,140	(7,070)
Ending balance	(4,420)	70	(7,070)
Total accumulated other comprehensive loss for Omega OP(2)	(41,889)	(43,640)	(31,640)
Add: portion included in noncontrolling interest	2,031	1,988	1,490
Total accumulated other comprehensive loss for Omega	$(39,858)	$(41,652)	$(30,150)
(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in owners’ equity.

NOTE 18 – STOCK-BASED COMPENSATION

Time Based Restricted Equity Awards

Restricted stock, restricted stock units (“RSUs”) and profits interest units (“PIUs”) are subject to forfeiture if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of service or a change in control of the Company. Prior to vesting, ownership of the shares/units cannot be transferred. The restricted stock has the same dividend and voting rights as our common stock. RSUs accrue dividend equivalents but have no voting rights. PIUs accrue distributions, which are equivalent to dividend equivalents, but have no voting rights.  Once vested, each RSU is settled by the issuance of one share of Omega common stock and each PIU is settled by the issuance of one partnership unit in Omega OP (“Omega OP Unit”), subject to certain conditions.  Restricted stock and RSUs are valued at the price of our common stock on the date of grant. The PIUs are valued using a Monte Carlo model to estimate fair value.  We expense the cost of these awards ratably over their vesting period.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the activity in restricted stock, RSUs, and PIUs for the years ended December 31, 2017, 2018 and 2019:

		Weighted -
	Number of	Average Grant-	Compensation
	Shares/Omega	Date Fair Value	Cost (1)
	OP Units	per Share	(in millions)
Non-vested at December 31, 2016	336,053	$37.32
Granted during 2017	185,004	31.25	$5.8
Cancelled during 2017	(1,000)	34.78
Vested during 2017	(182,548)	39.58
Non-vested at December 31, 2017	337,509	32.78
Granted during 2018	217,717	28.19	$6.1
Cancelled during 2018	(5,941)	30.82
Vested during 2018	(190,412)	33.89
Non-vested at December 31, 2018	358,873	29.44
Granted during 2019	160,158	35.20	$5.6
Cancelled during 2019	(32,376)	30.38
Vested during 2019	(188,063)	31.01
Non-vested at December 31, 2019	298,592	$31.44
(1)	Total compensation cost to be recognized on the awards based on grant date fair value, which is based on the market price of the Company’s common stock on the date of grant.

Performance Based Restricted Equity Awards

Performance-based restricted equity awards include performance restricted stock units (“PRSUs”) and PIUs.  PRSUs and PIUs are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs awarded in January 2014, March 2015, April 2015, July 2015, March 2016, January 2017, January 2018, and January 2019 and the PIUs awarded in March 2015, April 2015, July 2015, March 2016, January 2017, January 2018, and January 2019 have varying degrees of performance requirements to achieve vesting, and each PRSU and PIU award represents the right to a variable number of shares of common stock or partnership units.  Each PIU once earned is convertible into one Omega OP Unit in Omega OP, subject to certain conditions. The vesting requirements are based on either the (i) total shareholder return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index for awards before 2016 and in the FTSE NAREIT Equity Health Care Index for awards granted in or after 2016 (both “Relative TSR”). We expense the cost of these awards ratably over their service period.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Prior to vesting and the distribution of shares or Omega OP Units, ownership of the PRSUs or PIUs cannot be transferred. Dividends on the PRSUs are accrued and only paid to the extent the applicable performance requirements are met. While each PIU is unearned, the employee receives a partnership distribution equal to 10% of the quarterly approved regular periodic distributions per Omega OP Unit. The remaining partnership distributions (which in the case of normal periodic distributions is equal to the total approved quarterly dividend on Omega’s common stock) on the PIUs accumulate, and if the PIUs are earned, the accumulated distributions are paid.  We used a Monte Carlo model to estimate the fair value for the PRSUs and PIUs granted to the employees. The following are the significant assumptions used in estimating the value of the awards for grants made on the following dates:

	January 1,			January 1,			January 1,
	2017			2018			2019
Closing price on date of grant	$31.26			$27.54			$35.15
Dividend yield	7.81%			9.44%			7.51%
Risk free interest rate at time of grant	0.66%	to	1.58%	1.60%	to	2.05%	2.45%	to	2.51%
Expected volatility	22.82%	to	25.26%	21.03%	to	23.24%	21.78%	to	22.76%

The following table summarizes the activity in PRSUs and PIUs for the years ended December 31, 2017, 2018 and 2019:

		Weighted-
		Average Grant-	Compensation
	Number of	Date Fair Value	Cost (1)
	Shares	per Share	(in millions)
Non-vested at December 31, 2016	1,073,998	$16.08
Granted during 2017	685,064	14.87	$10.20
Cancelled during 2017	(5,361)	15.98
Forfeited during 2017	(392,921)	18.33
Vested during 2017	—	—
Non-vested at December 31, 2017	1,360,780	14.82
Granted during 2018	1,012,032	10.40	$10.50
Cancelled during 2017	—	—
Forfeited during 2018	(203,380)	11.82
Vested during 2018	—	—
Non-vested at December 31, 2018	2,169,432	13.04
Granted during 2019	822,584	14.80	$12.22
Cancelled during 2019	(125,885)	14.57
Forfeited during 2019	—	—
Vested during 2019 (2)	(465,044)	15.89
Non-vested at December 31, 2019	2,401,087	$13.01
(1)	Total compensation cost to be recognized on the awards was based on the grant date fair value.
(2)	PRSUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes our total unrecognized compensation cost as of December 31, 2019 associated with restricted stock awards, RSU awards, PRSU awards, and PIU awards to employees:

					Weighted
					Average
			Grant Date	Total	Period of	Unrecognized
			Average	Compensation	Expense	Compensation
	Grant		Fair Value	Cost (in	Recognition	Cost (in	Performance	Vesting
RSUs and PIUs	Year	Shares/ Units	Per Unit/Share	millions) (1)	(in months)	millions)	Period	Dates

1/1/2018 RSUs	2018	154,732	$27.54	$4.30	36	$1.30	N/A	12/31/2020
1/1/2019 RSUs	2019	27,464	35.15	1.00	36	0.60	N/A	12/31/2021
1/1/2019 PIUs	2019	91,992	34.89	3.20	36	2.10	N/A	12/31/2021
RSUs and PIUs Total		274,188	30.77	8.50		4.00

TSR PRSUs and PIUs

1/1/2017 - 2019 PRSUs	2017	386,220	12.61	4.90	48	1.20	1/1/2017 - 12/31/2019	Quarterly in 2020
1/1/2018 - 2020 PRSUs	2018	658,042	7.31	4.80	48	2.40	1/1/2018 - 12/31/2020	Quarterly in 2021
1/1/2019 - 2021 PRSUs	2019	100,882	11.53	1.20	48	0.90	1/1/2019 - 12/31/2021	Quarterly in 2022
1/1/2019 - 2021 PIUs	2019	377,766	12.03	4.50	48	3.40	1/1/2019 - 12/31/2021	Quarterly in 2022
TSR PRSUs & PIUs Total		1,522,910	10.11	15.40		7.90

Relative TSR PRSUs and PIUs

1/1/2017 - 2019 Relative PRSUs	2017	271,832	18.02	4.90	48	1.20	1/1/2017 - 12/31/2019	Quarterly in 2020
1/1/2018 - 2020 Relative PRSUs	2018	315,100	16.64	5.20	48	2.60	1/1/2018 - 12/31/2020	Quarterly in 2021
1/1/2019 - 2021 Relative PRSUs	2019	60,158	19.33	1.20	48	0.90	1/1/2019 - 12/31/2021	Quarterly in 2022
1/1/2019 - 2021 Relative PIUs	2019	231,087	19.67	4.50	48	3.40	1/1/2019 - 12/31/2021	Quarterly in 2022
Relative TSR PRSUs and PIUs Total		878,177	18.05	15.80		8.10
Grand Total		2,675,275	$14.83	$39.70		$20.00
(1)	Total shares/units and compensation costs are net of shares/units cancelled.
(2)	This table excludes approximately $1.1 million of unrecognized compensation costs related to our directors.

Tax Withholding for Stock Compensation Plans

Stock withheld to pay tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2019, 2018 and 2017, was $4.8 million, $1.7 million and $2.1 million, respectively.

Shares Available for Issuance for Compensation Purposes

On June 8, 2018, at the Annual Meeting of Stockholders, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Plan”), which amended and restated the Company’s 2013 Stock Incentive Plan (the “2013 Plan”).  The 2018 Plan is a comprehensive incentive compensation plan that allows for various types of equity-based compensation, including RSUs (including PRSUs), stock awards (including restricted stock), deferred restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards, certain cash-based awards (including performance-based cash awards), PIUs and other stock-based awards.  The 2018 Plan increased the number of shares of common stock available for issuance under the 2013 Plan by 4.5 million.

As of December 31, 2019, approximately 4.4 million shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 19 - DIVIDENDS

Common Dividends

The Board of Directors has declared common stock dividends as set forth below:

		Dividend per
Record Date	Payment Date	Common Share
January 31, 2019	February 15, 2019	$0.66
April 30, 2019	May 15, 2019	$0.66
July 31, 2019	August 15, 2019	$0.66
October 31, 2019	November 15, 2019	$0.67
January 31, 2020	February 14, 2020	$0.67

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
Common	2019	2018	2017
Ordinary income	$1.763	$1.691	$1.571
Return of capital	0.591	0.931	0.932
Capital gains	0.296	0.018	0.037
Total dividends paid	$2.650	$2.640	$2.540

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pursuant to a Scheduling Order entered by the Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Securities Class Action”). The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017. The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.  The Company and the officers named in the Securities Class Action filed a Motion to Dismiss on July 17, 2018.  On March 25, 2019, the Court entered an order dismissing with prejudice all claims against all defendants.  Plaintiffs have appealed the order to the United States Court of Appeals for the Second Circuit. The appeal is fully briefed, and the Court heard oral argument on November 13, 2019.   The Company is awaiting a decision on the appeal.

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

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Separately, during February and March 2019, four lawsuits were filed by purported stockholders of MedEquities against MedEquities and its directors challenging the proposed merger between MedEquities and the Company.  Two of the lawsuits also named the Company as a defendant.  Three of these actions were dismissed during 2019, including both actions that named the Company as defendant.  These actions were Brekka v. MedEquities Realty Trust, Inc., et al., Case 1:19-cv-00535-JKB, in the United States District Court for the District of Maryland; Scarantino v. McRoberts et al., Case No.  24-c-19-001027, in the Circuit Court for Baltimore City, Maryland; and Bushansky v. MedEquities Realty Trust, Inc., et al., Case 3:19-cv-00231, in the United States District Court for the Middle district of Tennessee.  In addition, the defendants reached agreements with the plaintiffs regarding the resolution of any claims for attorney’s fees or “mootness fees” in connection with these matters.  In January of 2020, the fourth action, Russell v. MedEquities Realty Trust, Inc., et al., Case No. C-03-CV-19-000721 was also dismissed, and an agreement was entered into with that plaintiff regarding the resolution of any claims for attorney’s fees or “mootness fees” in that matter.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events.  As of December 31, 2019, our maximum funding commitment under these indemnification agreements was approximately $12.8 million.  Claims under these indemnification agreements may be made within 18 months to 72 months of the transition date.  These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.  The Company does not expect to fund a material amount under these indemnification agreements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments.  We expect the funding of these commitments to be completed over the next several years.  Our remaining commitments at December 31, 2019, are outlined in the table below (in thousands):

Total commitments	$690,361
Amounts funded to date (1)	(520,447)
Remaining commitments	$169,914
(1)	Includes finance costs.

Environmental Matters

As of December 31, 2019 and 2018, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2019 and 2018, no liability for conditional asset retirement obligations was recorded on our accompanying Consolidated Balance Sheets.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 21 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the year ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$24,117	$10,300	$85,937
Restricted cash	9,263	1,371	10,871
Cash, cash equivalents and restricted cash at end of period	$33,380	$11,671	$96,808

Supplemental information:
Interest paid during the period, net of amounts capitalized	$205,943	$211,863	$182,832
Taxes paid during the period	$5,097	$4,772	$4,141

Non cash investing activities
Non cash acquisition of business (See Note 3)	$(566,966)	$—	$—
Non cash acquisition of real estate (See Note 3)	(531,801)	(185,592)	(27,170)
Non cash proceeds from sale of real estate investments (See Note 3)	—	53,118	—
Non cash surrender of mortgage (See Note 3)	11,874	—	—
Non cash investment in other investments	(27,408)	(16,153)	(6,353)
Non cash proceeds from other investments (See Note 3 and Note 6)	149,542	7,000	30,187
Non cash settlement of direct financing lease (See Note 3 and Note 4)	4,970	184,462	18,989
Initial non cash right of use asset - ground leases	5,593	—	—
Initial non cash lease liability - ground leases	(5,593)	—	—

Non cash financing activities
Debt assumed in merger (see Note 3)	$285,100	$—	$—
Stock exchanged in merger (see Note 3)	281,865	—	—
Acquisition of other long term borrowings (see Note 13)	388,627	—	—
Non cash disposition of other long-term borrowings (see Note 13)	—	(53,118)	—
Non cash repayment of other long term debt (see Note 13)	(6,459)	—	—
Change in fair value of cash flow hedges	(7,757)	2,531	2,970
Remeasurement of debt denominated in a foreign currency	4,490	(7,140)	7,070

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 22 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the Omega and Omega OP’s quarterly results of operations for the years ended December 31, 2019 and 2018:

Omega	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2019
Revenues	$223,688	$225,279	$233,195	$246,668
Net income (1)	$72,182	$75,671	$142,948	$61,146
Net income available to common stockholders	$69,702	$73,141	$138,740	$59,540
Net income available to common per share:
Basic	$0.34	$0.35	$0.64	$0.27
Net income per share:
Diluted	$0.34	$0.34	$0.63	$0.27

2018
Revenues	$220,199	$219,881	$221,852	$219,750
Net income (2)	$87,933	$81,986	$59,062	$64,903
Net income available to common stockholders	$84,220	$78,536	$56,606	$62,216
Net income available to common per share:
Basic	$0.42	$0.39	$0.28	$0.31
Net income per share:
Diluted	$0.42	$0.39	$0.28	$0.31

Omega OP	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2019
Revenues	$223,688	$225,279	$233,195	$246,668
Net income (1)	$72,182	$75,671	$142,948	$61,146
Net income available to owners'	$72,182	$75,671	$142,957	$61,149
Net income available to Omega OP Unit holders:
Basic	$0.34	$0.35	$0.64	$0.27
Net income per unit:
Diluted	$0.34	$0.34	$0.63	$0.27

2018
Revenues	$220,199	$219,881	$221,852	$219,750
Net income (2)	$87,933	$81,986	$59,062	$64,903
Net income available to owners'	$87,933	$81,986	$59,062	$64,903
Net income available to Omega OP Unit holders:
Basic	$0.42	$0.39	$0.28	$0.31
Net income per unit:
Diluted	$0.42	$0.39	$0.28	$0.31
(1)	Amounts reflect provisions for uncollectible accounts and impairment on real estate properties and direct financing leases of $7.7 million, $5.7 million, $3.8 million and $35.9 million for the three month periods ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively. Amounts also reflect net gain (loss) on assets sold – net of approximately $3,000, $(0.3) million, $53.1 million and $2.9 million for the three months periods ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively.
(2)	Amounts reflect provisions (recovery) for uncollectible accounts and impairment (recovery) on real estate properties and direct financing leases of $12.7 million, $(0.5) million, $20.9 million and $30.6 million for the three month periods ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively. Amounts also reflect net gain (loss) on assets sold of $17.5 million, $(2.9) million, $(5.4) million and $15.5 million for the three month periods ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 23 - EARNINGS PER SHARE/UNIT

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega			Omega OP
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$351,947	$293,884	$104,910	$351,947	$293,884	$104,910
(Less) add: net (income) loss attributable to noncontrolling interests	(10,824)	(12,306)	(4,491)	12	—	—

Net income available to common stockholders/Omega OP Unit holders	$341,123	$281,578	$100,419	$351,959	$293,884	$104,910
Denominator:
Denominator for basic earnings per share	213,404	200,279	197,738	220,193	209,020	206,521
Effect of dilutive securities:
Common stock equivalents	1,753	691	269	1,753	691	269
Net forward share contract	179	—	—	179	—	—
Noncontrolling interest – Omega OP Units	6,789	8,741	8,783	—	—	—
Denominator for diluted earnings per share/unit	222,125	209,711	206,790	222,125	209,711	206,790

Earnings per share/unit - basic:
Net income available to common stockholders/Omega OP Unit holders	$1.60	$1.41	$0.51	$1.60	$1.41	$0.51
Earnings per share/unit – diluted:
Net income	$1.58	$1.40	$0.51	$1.58	$1.40	$0.51

In September 2019, the Company entered into a forward equity sales agreement to sell up to an aggregate of 7.5 million shares of our common stock at an initial net price of $40.01 per share, after underwriting discounts and commissions.  On December 27, 2019, the Company completed the forward equity sale and issued the 7.5 million shares of common stock at a net price of $39.45 per share, and received approximately $295.9 million of net proceeds.  See Note 17 – Stockholder/Owners’ Equity – Forward Equity Sales Agreement. The shares issuable prior to settlement of the forward equity sales agreement are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward equity sales agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period).

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

December 31, 2019

	Balance at	Charged to		Balance at
	Beginning of	Provision	Deductions or	End of
Description	Period	Accounts	Other (1)	Period
Year Ended December 31, 2019:
Allowance for doubtful accounts:
Contractual receivables (2)	$1,075	$—	$1,075	$—
Mortgage notes receivable	4,905	—	—	4,905
Direct financing leases	103,200	7,917	110,900	217
Total	$109,180	$7,917	$111,975	$5,122

Year Ended December 31, 2018:
Allowance for doubtful accounts:
Contractual receivables	$8,463	$(4,226)	$3,162	$1,075
Other receivables and lease inducements	—	10,962	10,962	—
Mortgage notes receivable	4,905	—	—	4,905
Other investments	373	(47)	326	—
Direct financing leases	172,172	27,168	96,140	103,200
Total	$185,913	$33,857	$110,590	$109,180

Year Ended December 31, 2017:
Allowance for doubtful accounts:
Contractual receivables	$299	$8,491	$327	$8,463
Other receivables and lease inducements	58	4,901	4,959	—
Mortgage notes receivable	3,934	971	—	4,905
Other investments	4,798	217	4,642	373
Direct financing leases	—	198,199	26,027	172,172
Total	$9,089	$212,779	$35,955	$185,913

(1)	Uncollectible accounts written off, net of recoveries or adjustments.
(2)	The Company adopted Topic 842 on January 1, 2019. As a result of this adoption, lease related receivables are written off through rental income, as opposed to the provision account. As such, our lease receivables are no longer considered in the valuation and qualifying accounts.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2019

							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period (3) (5)						Depreciation
				Acquisition						(4)		(7)	in Latest
			Buildings and		Carrying	(6)		Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Consulate Health Care:
Florida (ALF, SNF)	(2)	$57,250	$558,594	$2,607	$—	$—	$57,250	$561,201	$618,451	$35,609	1950 - 2000	1993 - 2019	25 years to 37 years
Kentucky (SNF)		209	6,860	—	—	—	209	6,860	7,069	62	1976	2019	25 years
Louisiana (SNF)	(2)	1,751	25,249	—	—	—	1,751	25,249	27,000	226	1962 - 1988	2019	25 years
Mississippi (SNF)	(2)	3,548	56,606	—	—	—	3,548	56,606	60,154	497	1965 - 1974	2019	25 years
Missouri (SNF)		204	4,380	—	—	—	204	4,380	4,584	53	1970	2019	25 years
North Carolina (SNF)	(2)	7,126	94,107	—	—	(711)	7,126	93,396	100,522	12,875	1969 - 1995	2010 - 2019	25 years to 36 years
Pennsylvania (ALF, ILF, SNF)		8,361	82,661	—	—	—	8,361	82,661	91,022	2,366	1964 - 1999	2019	25 years
Virginia (ALF, ILF, SNF)		1,588	39,215	—	—	—	1,588	39,215	40,803	1,149	1967 - 1975	2019	25 years
Total Consulate Health Care:		$80,037	$867,672	$2,607	$—	$(711)	$80,037	$869,568	$949,605	$52,837

Maplewood Real Estate Holdings, LLC:
Connecticut (ALF)		$25,063	$254,085	$6,761	$—	$—	$25,063	$260,846	$285,909	$35,990	1968 - 2015	2010 - 2017	30 years to 33 years
Massachusetts (ALF, SNF)		19,041	113,728	15,964	—	(680)	19,041	129,012	148,053	22,568	1988 - 2017	2014	30 years to 33 years
New Jersey (ALF)		10,673	—	1,059	56	—	10,673	1,115	11,788	—	N/A	2019	N/A
New York (ALF)		118,606	—	154,373	32,026	—	118,606	186,399	305,005	—	N/A	2015	N/A
Ohio (ALF)		3,683	27,628	35	—	—	3,683	27,663	31,346	4,633	1999 - 2016	2013 - 2014	30 years to 33 years
Total Maplewood Real Estate Holdings, LLC		$177,066	$395,441	$178,192	$32,082	$(680)	$177,066	$605,035	$782,101	$63,191

Agemo Holdings, LLC:
Florida (SNF)		$14,077	$166,901	$32,513	$1,333	$—	$14,077	$200,747	$214,824	$62,198	1940 - 1997	1996 - 2016	3 years to 39 years
Georgia (SNF)		3,833	10,847	3,949	—	—	3,833	14,796	18,629	10,762	1964 - 1970	2007	20 years
Kentucky (SNF)		13,153	84,321	3,422	—	—	13,153	87,743	100,896	29,174	1964 - 1980	1999 - 2016	20 years to 33 years
Maryland (SNF)		1,480	19,663	1,183	—	—	1,480	20,846	22,326	9,231	1959 - 1977	2010	29 years to 30 years
Tennessee (ALF, SNF)		7,664	179,849	—	—	—	7,664	179,849	187,513	29,434	1966 - 2016	2014 - 2016	25 years to 30 years
Total Agemo Holdings, LLC		$40,207	$461,581	$41,067	$1,333	$—	$40,207	$503,981	$544,188	$140,799

Saber Health Group:
Florida (SNF)		$423	$4,422	$283	$—	$—	$423	$4,705	$5,128	$1,022	2009	2011	33 years
North Carolina (SNF)		12,068	133,091	3,738	—	—	12,068	136,829	148,897	22,983	1930 - 2019	2013 - 2019	25 years to 30 years
Ohio (SNF)		4,128	92,898	5,422	—	(268)	4,128	98,052	102,180	16,602	1979 - 2013	2011 - 2016	30 years to 33 years
Pennsylvania (SNF)		7,134	124,476	5,070	—	—	7,134	129,546	136,680	23,620	1873 - 2002	2007 - 2011	33 years
Virginia (SNF)		14,285	121,320	6,510	—	(405)	14,285	127,425	141,710	19,002	1964 - 2013	2013 - 2019	30 years
Total Saber Health Group		$38,038	$476,207	$21,023	$—	$(673)	$38,038	$496,557	$534,595	$83,229

CommuniCare Health Services, Inc.:
Indiana (SNF)		$20,029	$202,646	$810	$—	$6,093	$20,029	$209,549	$229,578	$24,010	1963 - 2015	2013 - 2018	20 years to 30 years
Maryland (SNF)		7,190	74,029	4,690	—	—	7,190	78,719	85,909	24,450	1921 - 1985	2010 - 2011	25 years to 30 years
Ohio (SNF)		5,206	83,288	19,433	251	(3,004)	5,206	99,968	105,174	32,090	1962 - 1988	2005 - 2018	30 years to 39 years
Pennsylvania (SNF)		1,753	18,533	11,299	—	—	1,753	29,832	31,585	15,238	1950 - 1964	2005	39 years
Virginia (SNF)		2,408	10,757	1,038	—	—	2,408	11,795	14,203	1,011	1979	2018	30 years
West Virginia (SNF)		450	14,759	184	—	—	450	14,943	15,393	4,068	1963	2011	35 years
Total CommuniCare Health Services, Inc.		$37,036	$404,012	$37,454	$251	$3,089	$37,036	$444,806	$481,842	$100,867

Ciena Healthcare:
Indiana (SNF)		$321	$7,703	$—	$—	$—	$321	$7,703	$8,024	$1,556	1973	2014	33 years
Michigan (ALF, SNF)		4,087	115,547	548	—	—	4,087	116,095	120,182	21,179	1964 - 1997	2014	33 years
North Carolina (SNF)		4,097	60,275	663	—	—	4,097	60,938	65,035	11,395	1927 - 1992	2014	33 years
Ohio (ALF, SNF)		10,343	159,847	131	—	(80)	10,343	159,898	170,241	29,727	1960 - 2007	2010 - 2016	20 years to 33 years
Virginia (SNF)		6,300	87,772	113	—	(174)	6,126	87,885	94,011	13,760	1979 - 2007	2016	30 years
Total Ciena HealthCare		$25,148	$431,144	$1,455	$—	$(254)	$24,974	$432,519	$457,493	$77,617

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2019

						Gross Amount at
	Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
	Company		Subsequent to			Close of Period (3) (5)						Depreciation
			Acquisition						(6)		(7)	in Latest
		Buildings and		Carrying	(6)		Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Other:
Alabama (SNF)	$1,817	$33,356	$12,916	$—	$—	$1,817	$46,272	$48,089	$36,969	1960 - 1982	1992 - 1997	31 years to 33 years
Arizona (ALF, SNF)	10,737	86,537	340	—	—	10,737	86,877	97,614	19,218	1949 - 1999	2005 - 2014	33 years to 40 years
Arkansas (ALF, SNF)	2,893	59,094	8,516	—	(36)	2,893	67,574	70,467	35,854	1967 - 1988	1992 - 2014	25 years to 31 years
California (ALF, SH, SNF, TBI)	90,514	504,011	5,122	—	(599)	90,514	508,534	599,048	101,579	1927 - 2013	1997 - 2015	5 years to 35 years
Colorado (ILF, SNF)	11,279	88,830	7,791	—	—	11,279	96,621	107,900	41,148	1925 - 1975	1998 - 2016	20 years to 39 years
Connecticut (SNF)	1,600	8,196	—	—	—	1,600	8,196	9,796	257	1991	2017	25 years
Florida (ALF, SNF)	53,783	528,036	14,136	—	(13,938)	52,843	529,174	582,017	175,542	1933 - 2019	1992 - 2017	2 years to 40 years
Georgia (ALF, SNF)	3,740	47,689	769	—	—	3,740	48,458	52,198	10,006	1967 - 1997	1998 - 2016	30 years to 40 years
Idaho (SNF)	6,824	72,249	1,763	—	(13,922)	6,824	60,090	66,914	16,518	1920 - 2008	1997 - 2019	25 years to 39 years
Indiana (ALF, ILF, IRF, MOB, SH, SNF)	27,581	371,308	435	—	(1,841)	27,560	369,923	397,483	107,818	1942 - 2008	1992 - 2018	20 years to 40 years
Iowa (ALF, SNF)	2,343	59,310	—	—	—	2,343	59,310	61,653	13,956	1961 - 1998	2010 - 2014	23 years to 33 years
Kansas (SNF)	4,153	43,482	14,218	—	(4,850)	4,092	52,911	57,003	14,557	1957 - 1977	2005 - 2011	25 years
Kentucky (ALF, SNF)	3,193	55,267	3,502	—	—	3,193	58,769	61,962	12,174	1969 - 2002	2014	33 years
Louisiana (SNF)	4,925	52,869	9,711	56	(709)	4,925	61,927	66,852	23,919	1957 - 1983	1997 - 2018	22 years to 39 years
Massachusetts (SNF)	4,580	29,444	1,784	—	—	4,580	31,228	35,808	19,731	1964 - 1992	1997 - 2010	20 years to 33 years
Michigan (SNF)	830	30,921	—	—	—	830	30,921	31,751	8,355	1964 - 1975	2005 - 2011	25 years to 33 years
Minnesota (ALF, ILF, SNF)	10,502	52,585	5,971	—	—	10,502	58,556	69,058	12,128	1966 - 1983	2014	33 years
Mississippi (SNF)	7,925	177,825	827	—	—	7,925	178,652	186,577	29,510	1962 - 2008	2009 - 2013	20 years to 40 years
Missouri (SNF)	6,063	105,351	693	—	(30,351)	6,055	75,701	81,756	15,240	1955 - 1994	1999 - 2016	30 years to 33 years
Montana (SNF)	1,631	19,486	—	—	—	1,631	19,486	21,117	2,267	1963 - 1971	2005 - 2019	25 years to 33 years
Nebraska (SNF)	750	14,892	—	—	—	750	14,892	15,642	3,591	1966 - 1969	2012 - 2015	20 years to 33 years
Nevada (BHS, SH, SNF, TBI)	12,901	112,553	9,413	—	—	12,901	121,966	134,867	20,127	1972 - 2015	2009 - 2017	25 years to 33 years
New Hampshire (ALF, SNF)	1,782	19,837	1,463	—	—	1,782	21,300	23,082	10,267	1963 - 1999	1998 - 2006	33 years to 39 years
New Mexico (SNF)	6,330	45,285	1,218	—	—	6,330	46,503	52,833	8,019	1960 - 1985	2005	10 years to 33 years
North Carolina (SNF)	2,188	29,108	3,696	—	—	2,188	32,804	34,992	21,522	1964 - 1987	1994 - 2017	30 years to 33 years
Ohio (SH, SNF)	12,348	161,815	2,880	—	—	12,348	164,695	177,043	38,453	1920 - 1998	1994 - 2013	22 years to 39 years
Oklahoma (SNF)	4,148	29,749	—	—	—	4,148	29,749	33,897	11,894	1965 - 2013	2010 - 2013	20 years to 33 years
Oregon (ALF, SNF)	3,641	45,218	4,009	—	—	3,641	49,227	52,868	9,757	1959 - 2004	2005 - 2014	25 years to 33 years
Pennsylvania (ALF, ILF, SNF)	14,762	209,887	366	—	(5)	14,756	210,254	225,010	68,089	1942 - 2012	2004 - 2018	20 years to 39 years
Rhode Island (SNF)	3,658	35,083	4,792	—	—	3,658	39,875	43,533	20,646	1965 - 1981	2006	39 years
South Carolina (SNF)	8,500	78,312	1,800	—	—	8,500	80,112	88,612	15,633	1959 - 2007	2014 - 2016	20 years to 33 years
Tennessee (BHP, SNF)	5,793	87,413	5,594	—	—	5,793	93,007	98,800	49,519	1974 - 2018	1992 - 2017	20 years to 31 years
Texas (SH, ALF, BHS, IRF, MOB, SNF)	74,306	810,944	24,889	3	(39,578)	74,055	796,509	870,564	163,507	1949 - 2016	1997 - 2019	20 years to 40 years
United Kingdom (ALF)	84,119	353,800	4,684	—	(30,597)	80,242	331,764	412,006	46,210	1750 - 2012	2015 - 2018	30 years
Vermont (SNF)	318	6,005	602	—	—	318	6,607	6,925	2,937	1971	2004	39 years
Virginia (ALF, SNF)	3,021	37,129	—	—	—	3,021	37,129	40,150	5,714	1989 - 1995	2010 - 2017	30 years to 40 years
Washington (ALF, SNF)	11,719	138,055	2,855	—	(68)	11,652	140,909	152,561	37,535	1930 - 2004	1995 - 2015	20 years to 33 years
West Virginia (SNF)	1,523	52,187	6,878	—	—	1,523	59,065	60,588	36,850	1961 - 1996	1994 - 2008	25 years to 39 years
Wisconsin (SNF)	399	4,581	2,154	—	—	399	6,735	7,134	1,869	1974	2005	33 years
Total Other	$509,119	$4,697,699	$165,787	$59	$(136,494)	$503,888	$4,732,282	$5,236,170	$1,268,885

Total	$906,651	$7,733,756	$447,585	$33,725	$(135,723)	$901,246	$8,084,748	$8,985,994	$1,787,425
(1)The real estate included in this schedule is being used in either the operation of skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), independent living facilities (“ILF”), traumatic brain injury (“TBI”), medical office buildings (“MOB”) or specialty hospitals (“SH”) located in the states or country indicated.
(2)Certain of the real estate indicated are security for the HUD loan borrowings totaling $387.4 million at December 31, 2019.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2019

(3)

	Year Ended December 31,
	2017	2018	2019
Balance at beginning of period	$7,566,358	$7,655,960	$7,746,410
Acquisitions through foreclosure	—	—	143,753
Acquisitions (a)	419,333	294,202	1,201,924
Impairment	(98,672)	(35,014)	(48,939)
Improvements	116,786	187,408	170,997
Disposals/other	(347,845)	(356,146)	(228,151)
Balance at close of period	$7,655,960	$7,746,410	$8,985,994
(a)Includes approximately $27.2 million, $185.6 million and $750.6 million of non-cash consideration exchanged during the years ended December 31, 2017, 2018 and 2019, respectively.

(4)

	Year Ended December 31,
	2017	2018	2019
Balance at beginning of period	$1,240,336	$1,376,828	$1,562,619
Provisions for depreciation	287,189	280,871	301,177
Dispositions/other	(150,697)	(95,080)	(76,371)
Balance at close of period	$1,376,828	$1,562,619	$1,787,425
(5)	The reported amount of our real estate at December 31, 2019 is greater than the tax basis of the real estate by approximately $0.4 billion.
(6)	Reflects bed sales, impairments (including the write-off of accumulated depreciation), land easements and impacts from foreign currency exchange rates.
(7)	To the extent that we acquired an entity previously owning the underlying facility, the acquisition date reflects the date that the entity acquired the facility.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

(in thousands)

December 31, 2019

									Carrying
									Amount of
								Carrying	Loans
							Face	Amount	Subject to
				Final			Amount	of	Delinquent
		Interest	Fixed/	Maturity		Prior	of	Mortgages	Principal
Grouping	Description (1)	Rate	Variable	Date	Periodic Payment Terms	Liens	Mortgages	(3) (4) (6)	or Interest

	First Mortgages
1	Michigan (25 SNFs)	10.13%	F(2)	2029	Interest plus approximately $139.0 of principal payable monthly with $356,985 due at maturity	None	$415,000	$380,799	$—
2	Michigan (5 SNFs)	9.73%	F(2)	2029	Interest plus approximately $10.0 of principal payable monthly with $42,341 due at maturity	None	44,200	44,053	—
3	Michigan (3 SNFs)	9.95%	F(2)	2029	Interest plus approximately $3.0 of principal payable monthly with $10,466 due at maturity	None	11,000	10,932	—
4	Maryland (3 SNFs)	13.75%	F(2)	2028	Interest payable monthly until maturity	None	74,928	35,964	—
5	Ohio (2 SNFs) and Pennsylvania (5 SNFs and 2 ALFs)	10.39%	F(2)	2027	Interest payable monthly until maturity	None	112,500	112,500	—
6	Idaho (1 specialty facility)	10.00%	F	2021	Interest payable monthly until maturity	None	19,000	19,000	—
7	Texas (1specialty facility)	8.00%	F	2025	Interest plus approximately $109.0 of principal payable monthly with $60,272 due at maturity	None	72,960	68,389	—
8	Texas (1 specialty facility)	8.50%	F	2020	Interest plus approximately $123.0 of principal payable monthly	None	1,481	1,481	—
9	Massachusetts (1 specialty facility)	9.00%	F	2023	Interest plus approximately $46.0 of principal payable monthly with $6,078 due at maturity	None	9,000	8,238	—
10	Tennessee ( 1 SNF)	8.35%	F	2015	Past due	None	6,997	1,472	1,472	(5)
11	Michigan (1 SNF)	9.98%	F(2)	2029	Interest payable monthly until maturity	None	455	455	—
12	Michigan (1 SNF)	9.02%	F(2)	2029	Interest payable monthly until maturity	None	14,045	14,045	—
13	Michigan (1 SNF)	11.31%	F(2)	2029	Interest payable monthly until maturity	None	4,112	4,112	—
14	Michigan (1 SNF)	11.60%	F(2)	2029	Interest payable monthly until maturity	None	4,220	4,220	—
15	Michigan (6 SNFs)	11.04%	F(2)	2029	Interest payable monthly until maturity	None	9,374	9,374	—
16	Michigan (6 SNFs)	10.23%	F(2)	2029	Interest payable monthly until maturity	None	20,860	20,860	—
17	Michigan (3 SNFs)	9.73%	F(2)	2029	Interest payable monthly until maturity	None	360	360	—
18	Michigan (4 SNFs)	9.50%	F(2)	2029	Interest payable monthly until maturity	None	1,087	1,087	—

	Construction Mortgages
19	Michigan (1 SNF)	9.95%	F(2)	2019	Interest payable monthly until maturity	None	14,826	14,826	—
20	Michigan (1 SNF)	9.95%	F(2)	2019	Interest payable monthly until maturity	None	18,147	18,147	—
21	Ohio (1 SNF)	8.50%	F(2)	2021	Interest accrues until 12/1/2020 when interest becomes payable monthly until maturity	None	3,249	3,249	—

							$857,801	$773,563	$1,472
(1)	Loans included in this schedule represent first mortgages and construction mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)	Interest on the loans escalates annually at a fixed rate.
(3)	The aggregate cost for federal income tax purposes is approximately $779.1 million.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE — continued

(in thousands)

December 31, 2019

(4)

	Year Ended December 31,
	2017	2018	2019
Balance at beginning of period	$639,343	$671,232	$710,858
Additions during period - new mortgage loans or additional fundings (a)	34,643	65,841	129,108
Deductions during period - collection of principal/other (b)	(2,754)	(26,215)	(66,403)
Balance at close of period	$671,232	$710,858	$773,563
(a)	The 2018 amount includes $0.5 million of non-cash interest paid-in-kind. The 2019 amount includes $0.3 million of non-cash interest paid-in-kind.
(b)	The 2017 amount includes $1.2 million of reserves and amortization of premium. The 2018 amount includes $0.1 million of amortization of premium. The 2019 amount includes $11.9 million of non-cash deed-in-lieu of foreclosure.

(5)	Mortgage written down to the fair value of the underlying collateral.
(6)	Mortgages included in the schedule which were extended during 2019 aggregated approximately $34.5 million.

INDEX TO EXHIBITS TO 2019 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
2.1

Agreement and Plan of Merger, dated as of January 2, 2019, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership, MedEquities Realty Trust, Inc., MedEquities OP GP, LLC and MedEquities Realty Operating Partnership, LP together with First Amendment thereto dated March 26, 2019 (Incorporated by reference to Annex A of Amendment No. 1 to Form S-4 (file No. 333-229594) filed March 29, 2019).

3.1

Articles of Amendment and Restatement of Omega Healthcare Investors, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR filed on September 3, 2015).

3.2

Articles Supplementary of Omega Healthcare Investors, Inc. filed with the State Department of Assessments and Taxation of Maryland on November 5, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

3.3

Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of June 8, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2017).

3.4	Certificate of Limited Partnership of OHI Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 3.121 to the Company’s Form S-4 filed with the SEC on April 16, 2015).
3.5

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

4.4F

Sixth Supplemental Indenture, dated as of March 17, 2017, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2026, including the Form of 5.250% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2017).

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

4.7

Indenture, dated as of September 20, 2019, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership, as Subsidiary Guarantor, and U.S. Bank National Association, as Trustee related to the 3.625% Senior Notes due 2029 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 20, 2019).

4.8	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.*
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

10.8A

2019 Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8A of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8B

2019 Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8B of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8C

2019 Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8C of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8D

2019 Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8D of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8E

2019 Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8E of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8F

2019 Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8F of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8G	2020 Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.8H	2020 Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.8I	2020 Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.8J	2020 Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.8K	2020 Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.8L	2020 Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.9	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2013). +
10.10

Form of Employment Agreement for Company’s executive officers, other than Ms. Makode, effective as of January 1, 2020 for the Company’s executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2019). +

10.11

Employment Agreement, effective as of January 1, 2020, between Omega Healthcare Investors, Inc. and Gail Makode (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 20, 2019). +

10.12

Form of Time-Based Restricted Stock Unit Agreement for Grants made 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016). +

10.13

Form of Performance-Based Restricted Stock Unit Agreement for Grants made 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016). +

10.14

Form of Performance-Based LTIP Unit Agreement for Grants made 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2016). +

10.15

Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, (Incorporated by reference to Exhibit 10.8 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +

10.16

Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan with form of Deferral Agreement pursuant to the Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan (June 30, 2018) (Incorporated by reference to Exhibit 10.2 to Omega Healthcare Investor Inc.’s Form 10-Q filed August 8, 2018). +

21	Subsidiaries of the Registrants.*
23.1	Consent of Independent Registered Public Accounting Firm for Omega Healthcare Investors, Inc.*
23.2	Consent of Independent Registered Public Accounting Firm for OHI Healthcare Properties Limited Partnership.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.3	Section 1350 Certification of the Chief Executive Officer of OHI Healthcare Properties Limited Partnership.*
32.4	Section 1350 Certification of the Chief Financial Officer of OHI Healthcare Properties Limited Partnership.*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Exhibits that are filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	February 28, 2020	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP
Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date:	February 28, 2020	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Omega Healthcare Investors, Inc., for itself and in its capacity as General Partner of OHI Healthcare Properties Limited Partnership, and in the capacities on the date indicated.

Signatures	Title	Date
/s/ C. Taylor Pickett	Chief Executive Officer	February 28, 2020
C. Taylor Pickett	(Principal Executive Officer)

/s/ Robert O. Stephenson	Chief Financial Officer	February 28, 2020
Robert O. Stephenson	(Principal Financial Officer)

/s/ Michael D. Ritz	Chief Accounting Officer	February 28, 2020
Michael D. Ritz	(Principal Accounting Officer)

/s/ Craig R. Callen	Chairman of the Board	February 28, 2020
Craig R. Callen

/s/ Kapila K. Anand	Director	February 28, 2020
Kapila K. Anand

/s/ Norman Bobins	Director	February 28, 2020
Norman Bobins

/s/ Barbara B. Hill	Director	February 28, 2020
Barbara B. Hill

/s/ Edward Lowenthal	Director	February 28, 2020
Edward Lowenthal

/s/ C. Taylor Pickett	Director	February 28, 2020
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 28, 2020
Stephen D. Plavin /s/ Burke W. Whitman	Director	February 28, 2020
Burke W. Whitman