Form 10-Q
period 2020-03-31
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2020-05-08
CIK 888491, 1639315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Omega Healthcare Investors, Inc. ☐	OHI Healthcare Properties Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Omega Healthcare Investors, Inc. Yes ☐	No ⌧	OHI Healthcare Properties Limited Partnership Yes ☐	No ⌧

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of May 1, 2020

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	226,901,698

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” mean Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” mean OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP.

Parent directly owned approximately 97% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at March 31, 2020. Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement. The management of Parent consists of the same members as the management of Omega OP.

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

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

March 31, 2020

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$8,949,912	$8,985,994
Less accumulated depreciation	(1,846,992)	(1,787,425)
Real estate investments – net	7,102,920	7,198,569
Investments in direct financing leases – net	10,850	11,488
Mortgage notes receivable – net	754,030	773,563
	7,867,800	7,983,620
Other investments	424,723	419,228
Investments in unconsolidated joint ventures	194,407	199,884
Assets held for sale – net	24,125	4,922
Total investments	8,511,055	8,607,654

Cash and cash equivalents	347,965	24,117
Restricted cash	4,057	9,263
Contractual receivables – net	27,429	27,122
Other receivables and lease inducements	398,621	381,091
Goodwill	643,536	644,415
Other assets	104,568	102,462
Total assets	$10,037,231	$9,796,124

LIABILITIES AND EQUITY
Revolving line of credit	$516,760	$125,000
Term loans – net	796,523	804,738
Secured borrowings	387,835	389,680
Senior notes and other unsecured borrowings – net	3,818,531	3,816,722
Accrued expenses and other liabilities	288,745	312,040
Deferred income taxes	10,192	11,350
Total liabilities	5,818,586	5,459,530

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 226,866 shares as of March 31, 2020 and 226,631 as of December 31, 2019	22,686	22,663
Common stock – additional paid-in capital	5,997,561	5,992,733
Cumulative net earnings	2,525,323	2,463,436
Cumulative dividends paid	(4,458,207)	(4,303,546)
Accumulated other comprehensive loss	(65,788)	(39,858)
Total stockholders’ equity	4,021,575	4,135,428
Noncontrolling interest	197,070	201,166
Total equity	4,218,645	4,336,594
Total liabilities and equity	$10,037,231	$9,796,124

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue
Rental income	$221,500	$192,177
Income from direct financing leases	258	260
Mortgage interest income	19,685	18,134
Other investment income	10,652	11,914
Miscellaneous income	929	1,203
Total operating revenues	253,024	223,688

Expenses
Depreciation and amortization	82,643	70,852
General and administrative	15,923	16,133
Real estate taxes	3,666	3,882
Acquisition and merger related costs	(225)	2,949
Impairment on real estate properties	3,639	—
Impairment on direct financing leases	—	7,700
Provision for credit losses	1,486	—
Total operating expenses	107,132	101,516

Other operating income
Gain on assets sold – net	1,838	3
Operating income	147,730	122,175

Other income (expense)
Interest income and other – net	(734)	337
Interest expense	(52,741)	(48,100)
Interest – amortization of deferred financing costs	(2,461)	(2,238)
Realized (loss) gain on foreign exchange	(70)	26
Total other expense	(56,006)	(49,975)

Income before income tax expense and income from unconsolidated joint ventures	91,724	72,200
Income tax expense	(1,005)	(675)
Income from unconsolidated joint ventures	1,560	657
Net income	92,279	72,182
Net income attributable to noncontrolling interest	(2,364)	(2,480)
Net income available to common stockholders	$89,915	$69,702

Earnings per common share/unit available to common stockholders:
Basic:
Net income available to common stockholders	$0.40	$0.34
Diluted:
Net income	$0.39	$0.34

Weighted-average shares outstanding, basic	227,261	204,558
Weighted-average shares outstanding, diluted	234,506	213,523

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$92,279	$72,182
Other comprehensive (loss) income:
Foreign currency translation	(18,771)	4,475
Cash flow hedges	(7,844)	(2,703)
Total other comprehensive (loss) income	(26,615)	1,772
Comprehensive income	65,664	73,954
Comprehensive income attributable to noncontrolling interest	(1,679)	(2,541)
Comprehensive income attributable to common stockholders	$63,985	$71,413

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2020 and 2019

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Loss	Equity	Interest	Equity
Balance at December 31, 2019	$22,663	$5,992,733	$2,463,436	$(4,303,546)	$(39,858)	$4,135,428	$201,166	$4,336,594
Cumulative effect of accounting change (see Note 1)	-	-	(28,028)			(28,028)	(757)	(28,785)
	22,663	5,992,733	2,435,408	(4,303,546)	(39,858)	4,107,400	200,409	4,307,809
Stock-based compensation expense	—	4,635	—	—	—	4,635	—	4,635
Vesting/exercising of equity compensation plan, net of tax withholdings	9	(3,158)	—	—	—	(3,149)	—	(3,149)
Dividend reinvestment and stock purchase plan	9	3,738	—	—	—	3,747	—	3,747
Deferred compensation directors	—	59	—	—	—	59	—	59
Equity Shelf Program	5	1,826	—	—	—	1,831	—	1,831
Vesting/exercising of Omega OP Units	—	(2,608)	—	—	—	(2,608)	2,608	—
Common dividends declared ($0.67 per share)	—	—	—	(154,661)	—	(154,661)	—	(154,661)
Conversion and redemption of Omega OP Units to common stock	—	336	—	—	—	336	(336)	—
Omega OP Units distributions	—	—	—	—	—	—	(7,290)	(7,290)
Comprehensive income:
Foreign currency translation	—	—	—	—	(18,288)	(18,288)	(483)	(18,771)
Cash flow hedges	—	—	—	—	(7,642)	(7,642)	(202)	(7,844)
Net income	—	—	89,915	—	—	89,915	2,364	92,279
Total comprehensive income								65,664
Balance at March 31, 2020	$22,686	$5,997,561	$2,525,323	$(4,458,207)	$(65,788)	$4,021,575	$197,070	$4,218,645

Balance at December 31, 2018	$20,235	$5,074,544	$2,130,511	$(3,739,197)	$(41,652)	$3,444,441	$320,043	$3,764,484
Stock-based compensation expense	—	4,070	—	—	—	4,070	—	4,070
Vesting/exercising of equity compensation plan, net of tax withholdings	9	(2,288)	—	—	—	(2,279)	—	(2,279)
Dividend reinvestment and stock purchase plan	89	32,196	—	—	—	32,285	—	32,285
Deferred compensation directors	—	53	—	—	—	53	—	53
Equity Shelf Program	222	76,325	—	—	—	76,547	—	76,547
Vesting/exercising of Omega OP Units	—	(298)				(298)	298	—
Common dividends declared ($0.66 per share)	—	—	—	(136,687)	—	(136,687)	—	(136,687)
Conversion and redemption of Omega OP Units to common stock	145	56,112	—	—	—	56,257	(56,257)	—
Omega OP Units distributions	—	—	—	—	—	—	(7,013)	(7,013)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Comprehensive income:
Foreign currency translation	—	—	—	—	4,321	4,321	154	4,475
Cash flow hedges	—	—	—	—	(2,610)	(2,610)	(93)	(2,703)
Net income	—	—	69,702	—	—	69,702	2,480	72,182
Total comprehensive income								73,954
Balance at March 31, 2019	$20,700	$5,240,714	$2,200,213	$(3,875,884)	$(39,941)	$3,545,802	$259,840	$3,805,642

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	March 31,
	2020	2019
Cash flows from operating activities
Net income	$92,279	$72,182
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,643	70,852
Impairment on real estate properties	3,639	—
Impairment on direct financing leases	—	7,700
Provision for credit losses	1,486	—
Interest – amortization of deferred financing costs	2,461	2,238
Accretion of direct financing leases	6	10
Stock-based compensation expense	4,635	4,558
Gain on assets sold – net	(1,838)	(3)
Amortization of acquired in-place leases – net	(1,291)	(1,826)
Effective yield receivable on mortgage notes	(87)	(172)
Interest paid-in-kind	(1,982)	(1,446)
Income from unconsolidated joint ventures	(951)	—
Change in operating assets and liabilities – net:
Contractual receivables	(307)	480
Straight-line rent receivables	(4,784)	(11,292)
Lease inducements	(13,786)	(9,995)
Other operating assets and liabilities	(23,055)	(23,211)
Net cash provided by operating activities	139,068	110,075
Cash flows from investing activities
Acquisition of real estate	(19,085)	(5,879)
Net proceeds from sale of real estate investments	18,091	356
Investments in construction in progress	(27,734)	(30,851)
Proceeds from direct financing lease and related trust	—	86,743
Placement of mortgage loans	(4,269)	(5,245)
Collection of mortgage principal	1,335	489
Investments in unconsolidated joint ventures	(495)	—
Distributions from unconsolidated joint ventures in excess of earnings	179	1,103
Capital improvements to real estate investments	(12,758)	(10,199)
Receipts from insurance proceeds	311	1,376
Investments in other investments	(23,813)	(8,138)
Proceeds from other investments	13,084	42,371
Net cash (used in) provided by investing activities	(55,154)	72,126
Cash flows from financing activities
Proceeds from credit facility borrowings	662,466	171,000
Payments on credit facility borrowings	(266,000)	(289,000)
Receipts of other long-term borrowings	—	2,275
Payments of other long-term borrowings	(1,845)	—
Receipts from dividend reinvestment plan	3,747	32,285
Payments for exercised options and restricted stock	(3,149)	(2,279)
Net proceeds from issuance of common stock	1,831	76,547
Dividends paid	(154,603)	(136,633)
Noncontrolling members' contributions to consolidated joint venture	—	228
Distributions to Omega OP Unit Holders	(7,290)	(7,013)
Net cash provided by (used in) financing activities	235,157	(152,590)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(429)	118
Increase in cash, cash equivalents and restricted cash	318,642	29,729
Cash, cash equivalents and restricted cash at beginning of period	33,380	11,671
Cash, cash equivalents and restricted cash at end of period	$352,022	$41,400

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$8,949,912	$8,985,994
Less accumulated depreciation	(1,846,992)	(1,787,425)
Real estate investments – net	7,102,920	7,198,569
Investments in direct financing leases – net	10,850	11,488
Mortgage notes receivable – net	754,030	773,563
	7,867,800	7,983,620
Other investments	424,723	419,228
Investments in unconsolidated joint ventures	194,407	199,884
Assets held for sale – net	24,125	4,922
Total investments	8,511,055	8,607,654

Cash and cash equivalents	347,965	24,117
Restricted cash	4,057	9,263
Contractual receivables – net	27,429	27,122
Other receivables and lease inducements	398,621	381,091
Goodwill	643,536	644,415
Other assets	104,568	102,462
Total assets	$10,037,231	$9,796,124

LIABILITIES AND OWNERS’ EQUITY
Term loan – net	$74,788	$74,763
Secured borrowings	387,835	389,680
Accrued expenses and other liabilities	230,788	245,406
Deferred income taxes	10,192	11,350
Intercompany loans payable	5,114,983	4,738,331
Total liabilities	5,818,586	5,459,530

Owners’ Equity:
General partners’ equity	4,021,575	4,135,428
Limited partners’ equity	196,857	200,950
Total owners’ equity	4,218,432	4,336,378
Noncontrolling interest	213	216
Total equity	4,218,645	4,336,594
Total liabilities and equity	$10,037,231	$9,796,124

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue
Rental income	$221,500	$192,177
Income from direct financing leases	258	260
Mortgage interest income	19,685	18,134
Other investment income	10,652	11,914
Miscellaneous income	929	1,203
Total operating revenues	253,024	223,688

Expenses
Depreciation and amortization	82,643	70,852
General and administrative	15,923	16,133
Real estate taxes	3,666	3,882
Acquisition and merger related costs	(225)	2,949
Impairment on real estate properties	3,639	—
Impairment on direct financing leases	—	7,700
Provision for credit losses	1,486	—
Total operating expenses	107,132	101,516

Other operating income
Gain on assets sold – net	1,838	3
Operating income	147,730	122,175

Other income (expense)
Interest income and other – net	(734)	337
Interest expense	(52,741)	(48,100)
Interest – amortization of deferred financing costs	(2,461)	(2,238)
Realized (loss) gain on foreign exchange	(70)	26
Total other expense	(56,006)	(49,975)

Income before income tax expense and income from unconsolidated joint ventures	91,724	72,200
Income tax expense	(1,005)	(675)
Income from unconsolidated joint ventures	1,560	657
Net income	92,279	72,182
Net loss attributable to noncontrolling interest	3	—
Net income available to owners	$92,282	$72,182

Earnings per unit:
Basic:
Net income available to owners'	$0.40	$0.34
Diluted:
Net income	$0.39	$0.34

Weighted-average Omega OP Units outstanding, basic	233,245	211,835
Weighted-average Omega OP Units outstanding, diluted	234,506	213,523

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$92,279	$72,182
Other comprehensive (loss) income:
Foreign currency translation	(18,771)	4,475
Cash flow hedges	(7,844)	(2,703)
Total other comprehensive (loss) income	(26,615)	1,772
Comprehensive income	65,664	73,954
Comprehensive loss attributable to noncontrolling interest	3	—
Comprehensive income attributable to owners	$65,667	$73,954

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

Three Months Ended March 31, 2020 and 2019

Unaudited

(in thousands, except per unit amounts)

	General	Limited
	Partners’	Partners’	Total	General	Limited
	Omega	Omega	Omega	Partners’	Partners’	Total Owners'	Noncontrolling	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity	Interest	Equity
Balance at December 31, 2019	226,631	5,931	232,562	$4,135,428	$200,950	$4,336,378	$216	$4,336,594
Cumulative effect of accounting change	—	—	—	(28,028)	(757)	(28,785)	—	(28,785)
Balance at January 1, 2020	226,631	5,931	232,562	4,107,400	200,193	4,307,593	216	4,307,809
Contributions from partners	235	—	235	7,459	—	7,459	—	7,459
Distributions to partners	—	—	—	(154,661)	(7,290)	(161,951)	—	(161,951)
Vesting/exercising of Omega OP Units	—	62	62	(2,608)	2,608	—	—	—
Omega OP Unit conversions	—	(8)	(8)	—	(336)	(336)	—	(336)
Comprehensive income
Foreign currency translation	—	—	—	(18,288)	(483)	(18,771)	—	(18,771)
Cash flow hedges	—	—	—	(7,642)	(202)	(7,844)	—	(7,844)
Net income	—	—	—	89,915	2,367	92,282	(3)	92,279
Total comprehensive income						65,667		65,664
Balance at March 31, 2020	226,866	5,985	232,851	$4,021,575	$196,857	$4,218,432	$213	$4,218,645

Balance at December 31, 2018	202,346	8,714	211,060	$3,444,441	$320,043	$3,764,484	$—	$3,764,484
Contributions from partners	4,655	—	4,655	166,933	—	166,933	—	166,933
Distributions to partners	—	—	—	(136,687)	(7,013)	(143,700)	—	(143,700)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Vesting/exercising of Omega OP Units	—	9	9	(298)	298	—	—	—
Omega OP Unit conversions	—	(1,446)	(1,446)	—	(56,257)	(56,257)	—	(56,257)
Comprehensive income
Foreign currency translation	—	—	—	4,321	154	4,475	—	4,475
Cash flow hedges	—	—	—	(2,610)	(93)	(2,703)	—	(2,703)
Net income	—	—	—	69,702	2,480	72,182	—	72,182
Total comprehensive income						73,954		73,954
Balance at March 31, 2019	207,001	7,277	214,278	$3,545,802	$259,612	$3,805,414	$228	$3,805,642

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income	$92,279	$72,182
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,643	70,852
Impairment on real estate properties	3,639	—
Impairment loss on direct financing leases	—	7,700
Provision for credit losses	1,486	—
Interest – amortization of deferred financing costs	2,461	2,238
Accretion of direct financing leases	6	10
Stock-based compensation expense	4,635	4,558
Gain on assets sold – net	(1,838)	(3)
Amortization of acquired in-place leases – net	(1,291)	(1,826)
Effective yield receivable on mortgage notes	(87)	(172)
Interest paid-in-kind	(1,982)	(1,446)
Income from unconsolidated joint ventures	(951)	—
Change in operating assets and liabilities – net:
Contractual receivables	(307)	480
Straight-line rent receivables	(4,784)	(11,292)
Lease inducements	(13,786)	(9,995)
Other operating assets and liabilities	(23,055)	(23,211)
Net cash provided by operating activities	139,068	110,075
Cash flows from investing activities
Acquisition of real estate	(19,085)	(5,879)
Net proceeds from sale of real estate investments	18,091	356
Investments in construction in progress	(27,734)	(30,851)
Proceeds from direct financing lease and related trust	—	86,743
Placement of mortgage loans	(4,269)	(5,245)
Collection of mortgage principal	1,335	489
Investments in unconsolidated joint ventures	(495)	—
Distributions from unconsolidated joint ventures in excess of earnings	179	1,103
Capital improvements to real estate investments	(12,758)	(10,199)
Receipts from insurance proceeds	311	1,376
Investments in other investments	(23,813)	(8,138)
Proceeds from other investments	13,084	42,371
Net cash (used in) provided by investing activities	(55,154)	72,126
Cash flows from financing activities
Repayments of secured borrowing	(1,845)	—
Proceeds from intercompany loans payable to Omega	662,466	173,275
Repayment of intercompany loans payable to Omega	(266,000)	(289,000)
Noncontrolling members' contributions to consolidated joint venture	—	228
Equity contributions from general partners	2,429	106,553
Distributions to general partners	(154,603)	(136,633)
Distributions to limited partners	(7,290)	(7,013)
Net cash provided by (used in) financing activities	235,157	(152,590)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(429)	118
Increase in cash, cash equivalents and restricted cash	318,642	29,729
Cash, cash equivalents and restricted cash at beginning of period	33,380	11,671
Cash, cash equivalents and restricted cash at end of period	$352,022	$41,400

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2020

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

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income derives from fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of March 31, 2020, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the outstanding Omega OP Units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K filed with the SEC on February 28, 2020.

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has led governments and other authorities in the U.S., U.K. and around the world  to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. We believe many of our operators are incurring significant cost increases as a result of the pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment and supplies. In terms of occupancy levels, we believe many of our operators are experiencing declines, in part due to the elimination of elective hospital procedures. To the extent these trends continue or accelerate and are not offset by sufficient or timely government relief, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the pandemic, including potential patient litigation and decreased demand for their services.  The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

As of March 31, 2020, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entity.

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

Real Estate Investment Impairment

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset. In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess the recoverability are probability-weighted based on management’s best estimates as of the date of evaluation. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home or other healthcare facility as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment to our assets in a future period that could be material to Omega’s results of operations.

For the three months ended March 31, 2020, we recognized impairment on real estate properties of approximately $3.6 million.

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

We account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impaired loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost-recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of March 31, 2020 and December 31, 2019, we had $35.3 million and $5.1 million, respectively, of reserves on our loans. For additional information see “Accounting Pronouncements Adopted in 2020”, Note 3 – Direct Financing Leases, Note 4 – Mortgage Notes Receivable, and Note 5 – Other Investments.

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

Earnings Per Share/Unit

The computation of basic earnings per share/unit (“EPS” or “EPU”) is computed by dividing net income available to common stockholders/Omega OP Unit holders by the weighted-average number of shares of common stock/Omega OP Units outstanding during the relevant period. Diluted EPS/EPU is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares/Omega OP Units plus the effect of dilutive common equivalent shares/units during the respective period. Dilutive common shares/Omega OP Units reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including restricted stock and profit interest units, performance restricted stock and profit interest units, the assumed issuance of additional shares related to Omega OP Units held by outside investors. Dilutive Omega OP Units reflect the assumed issuance of additional Omega OP Units pursuant to certain of our share-based compensation plans, including, restricted stock and profit interest units, performance restricted stock and profit interest units.

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

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. Omega recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At March 31, 2020 and December 31, 2019, the fair value of certain qualifying cash flow hedges was $13.5 million and $3.7 million, respectively, and are included in accrued expenses and other liabilities on our Consolidated Balance Sheets.  At March 31, 2020, the fair value of certain qualifying cash flow hedges was $1.9 million and is included in other assets on our Consolidated Balance Sheets.

Net investment hedge

We are exposed to fluctuations in the GBP against its functional currency, the USD, relating to its investments in healthcare-related investments located in the U.K. The Company uses a nonderivative, GBP-denominated term loan and line of credit to manage its exposure to fluctuations in the GBP-USD exchange rate. The foreign currency transaction gain or loss on the nonderivative hedging instrument that is designated and qualifies as a net investment hedge is reported in Omega OP’s owners’ equity and Omega’s AOCL in our Consolidated Balance Sheets.

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

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)

Contractual receivables – net	$27,429	$27,122

Effective yield interest receivables	$12,827	$12,914
Straight-line rent receivables	279,380	275,549
Lease inducements	106,414	92,628
Other receivables and lease inducements	$398,621	$381,091

During the first quarter of 2020, we provided approximately $16.0 million of funding to four operators, which were accounted for as lease inducements. Of the $16.0 million, $12.9 million was funded to an operator for development and start-up related costs.

Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.   ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842.  We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach.  Upon adoption, we recorded an initial $28.8 million allowance for expected credit losses with a corresponding adjustment to equity.

Transition Impact of adopting Topic 326

	Pre-adoption balance as of	Impact of adopting	Post-adoption balance as of
Financial Statement Line Item	December 31, 2019	Topic 326	January 1, 2020
	(in thousands)
Mortgage Notes Receivable	$773,563	$(21,386)	$752,177
Investment in Direct Financing Leases	11,488	(611)	10,877
Other Investments	419,228	(6,688)	412,540
Off-Balance Sheet Commitments	20,777	(100)	20,677
Total	$1,225,056	$(28,785)	$1,196,271

We elected to disaggregate our financial assets within the scope of Topic 326 based on the type of financial instrument. These segments were further disaggregated based on our internal credit ratings.  We assess our internal credit ratings on a quarterly basis.  Our internal credit ratings consider several factors including the collateral and/or security, the performance of borrowers underlying facilities, if applicable, available credit support (e.g., guarantees), borrowings with third-parties, and other ancillary business ventures and real estate operations of the borrower.  Our internal ratings range between 1 and 7.  An internal rating of 1 reflects the lowest likelihood of loss and a 7 reflects the highest likelihood of loss.

Amortized Cost Basis By Year of Origination and Credit Quality Indicator

Rating	Financial Statement Line Item	2020	2019	2018	2017	2016	2015	2014 & older	Revolving Loans	Balance as of March 31, 2020
		(in thousands)
1	Mortgage Notes Receivable	$-	$-	$-	$-	$-	$68,064	$-	$-	$68,064
3	Mortgage Notes Receivable	-	-	-	-	-	-	35,964	-	35,964
4	Mortgage Notes Receivable	-	8,497	44,385	44,448	34,984	9,374	501,231	-	642,919
5	Mortgage Notes Receivable	-	-	19,000	1,048	-	-	8,105	-	28,153
6	Mortgage Notes Receivable	-	-	-	-	-	-	6,376	-	6,376
	Sub-total	-	8,497	63,385	45,496	34,984	77,438	551,676	-	781,476

3	Investment in Direct Financing Leases	-	-	-	-	-	11,482	-	-	11,482
7	Investment in Direct Financing Leases	-	-	-	-	217	-	-	-	217
	Sub-total	-	-	-	-	217	11,482	-	-	11,699

2	Other Investments	8,000	-	-	-	-	2,082	-	26,980	37,062
3	Other Investments	-	23,457	33,869	-	-	434	4,560	74,040	136,360
4	Other Investments	3,500	14,688	109,637	3,026	85,865	-	-	5,000	221,716
5	Other Investments	-	21,667	14,337	-	-	-	-	605	36,609
	Sub-total	11,500	59,812	157,843	3,026	85,865	2,516	4,560	106,625	431,747

Total		$11,500	$68,309	$221,228	$48,522	$121,066	$91,436	$556,236	$106,625	$1,224,922

We have a limited history of incurred losses and consequently have elected to employ external data to perform our expected credit loss calculation.  We have elected a probability of default (“PD”) and loss given default (“LGD”) methodology. Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration (the “FHA”) along with Standards & Poor’s one-year global corporate default rates.  Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the United States Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset.

Allowance for Credit Loss

Segment	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2019	Allowance for Credit Loss on January 1, 2020	Provision for Credit Loss for the period ended March 31, 2020	Allowance for Credit Loss as of March 31, 2020
		(in thousands)
Segment A-4	Mortgage Notes Receivable	$-	$19,293	$1,070	$20,363
Segment B-3	Mortgage Notes Receivable	-	901	32	933
Segment C-5	Mortgage Notes Receivable	-	829	(13)	816
Segment E-6	Mortgage Notes Receivable	4,905	363	66	5,334
	Sub-total	4,905	21,386	1,155	27,446

Segment A-3	Investment in Direct Financing Leases	217	611	21	849
	Sub-total	217	611	21	849

Segment A-4	Other Investments	-	3,158	157	3,315
Segment B-3	Other Investments	-	1,434	29	1,463
Segment C-2	Other Investments	-	195	(10)	185
Segment D-5	Other Investments	-	1,901	160	2,061
	Sub-total	-	6,688	336	7,024

Segment A-4	Off-Balance Sheet Commitments	-	100	(26)	74
	Sub-total	-	100	(26)	74

	Total	$5,122	$28,785	$1,486	$35,393

As of March 31, 2020, $12.7 million of contractual interest receivable is recorded in contractual receivables – net on our Consolidated Balance Sheets.  No interest receivable has been reserved for during the period ended March 31, 2020.  We have elected the practical expedient to exclude interest receivable from our allowance for credit losses.  We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible.

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-bank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

A summary of our investments in real estate properties subject to operating leases is as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Buildings	$7,032,697	$7,056,106
Land	896,213	901,246
Furniture and equipment	516,542	515,421
Site improvements	289,941	287,655
Construction in progress	214,519	225,566
Total real estate investments	8,949,912	8,985,994
Less accumulated depreciation	(1,846,992)	(1,787,425)
Real estate investments – net	$7,102,920	$7,198,569

At March 31, 2020, our leased real estate properties included 776 SNFs, 115 ALFs, 29 specialty facilities and two MOBs.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Rental income – operating leases	$218,340	$188,402
Variable lease income – operating leases	3,160	3,775
Total lease income	$221,500	$192,177

The following tables summarize the significant asset acquisitions that occurred during the first three months of 2020:

	Number of					Total		Building & Site	Furniture	Initial
	Facilities				Country/	Investment	Land	Improvements	& Equipment	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)				Cash Yield(1)
Q1	—	2	—	—	UK	$12.1	$3.6	$8.0	$0.5	8.00%
Q1	1	—	—	—	IN	7.0	0.7	5.8	0.5	9.50%
Total	1	2	—	—		$19.1	$4.3	$13.8	$1.0
(1)	The initial annual cash yield reflects the initial annual cash rent divided by the purchase price.

MedEquities Merger

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

The following table highlights the fair value of the assets acquired and liabilities assumed on May 17, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate investments (1)	$421,600
Mortgage notes receivable	108,097
Other investments	19,192
Investment in unconsolidated joint venture	73,834
Cash	4,067
Contractual receivables	1,461
Other assets (1) (2)	32,819
Total investments	661,070
Debt	(285,100)
Accrued expenses and other liabilities (1)(3)	(30,421)
Fair value of net assets acquired	$345,549
(1)	With the exception for real estate investments, above market lease assets and below market lease liabilities, the fair value estimates above are final.
(2)	Includes approximately $26.8 million in above market lease assets.
(3)	Includes approximately $7.5 million in below market lease liabilities.

The MedEquities facilities acquired in 2019 are included in our results of operations from the date of acquisition. For the three months ended March 31, 2020, we recognized approximately $13 million of total revenue from the assets acquired in connection with the MedEquities Merger. Our purchase price allocation will be finalized during the second quarter of 2020.

Pro Forma Acquisition Results

The following unaudited pro forma information presents consolidated financial information as if the MedEquities Merger occurred on January 1, 2019.  In the opinion of management, all significant necessary adjustments to reflect the effect of the merger have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per share amounts, unaudited)

Pro forma revenues	$253,024	$237,963
Pro forma net income	$92,279	$79,019

Earnings per share – diluted:
Net income – as reported	$0.39	$0.34
Net income – pro forma	$0.39	$0.36

Asset Sales and Impairments

During the first quarter of 2020, we sold six facilities subject to operating leases for approximately $18.1 million in net cash proceeds recognizing a net gain of approximately $1.8 million.  In addition, we recorded impairments on three facilities of approximately $3.6 million (one was subsequently reclassified to assets held for sale).

Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to held for sale, to their estimated fair values less costs to sell.  To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or  non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Minimum lease payments receivable	$26,962	$27,227
Less unearned income	(15,263)	(15,522)
Investment in direct financing leases	11,699	11,705
Less allowance for credit losses on direct financing leases	(849)	(217)
Investment in direct financing leases – net	$10,850	$11,488

Properties subject to direct financing leases	2	2
Number of direct financing leases	2	2

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of March 31, 2020, mortgage notes receivable relate to nine fixed rate mortgage notes on 53 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states that are operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Mortgage note due 2027; interest at 10.59%	$112,500	$112,500
Mortgage notes due 2029; interest at 10.07%(1)	530,419	526,520
Other mortgage notes outstanding(2)	138,557	139,448
Mortgage notes receivable, gross	781,476	778,468
Allowance for credit losses on mortgage notes receivable	(27,446)	(4,905)
Total mortgages — net	$754,030	$773,563
(1)	Approximates the weighted average interest rate on 36 facilities as of March 31, 2020. Three notes totaling approximately $38.9 million are construction mortgages with maturities through 2021. The remaining loan balance matures in 2029.
(2)	Other mortgages outstanding have a weighted average interest rate of 9.46% per annum as of March 31, 2020 and maturity dates through 2028.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Other investment notes due 2021; interest at 13.10% (1)	$78,674	$77,087
Other investment notes due 2021-2025; interest at 8.25% (1)	62,187	58,687
Other investment note due 2023; interest at 12.00%	52,278	52,213
Other investment notes due 2023; interest at 7.32% (1)	65,000	65,000
Other investment notes outstanding (2)	173,608	166,241
Total other investments, gross	431,747	419,228
Allowance for credit losses on other investments	(7,024)	—
Total other investments - net	$424,723	$419,228
(1)	Approximate weighted average interest rate as of March 31, 2020.
(2)	Other investment notes have a weighted average interest rate of 8.54% as of March 31, 2020 and maturity dates through 2029.

Other investment notes due 2021-2025

On September 30, 2016, we acquired and amended a term loan with a fair value of approximately $37.0 million with Agemo Holdings LLC (“Agemo,” an entity formed in May 2018 to silo our leases and loans formerly held by Signature Healthcare).  A $5.0 million tranche of the term loan that bore interest at 13% per annum was repaid in August 2017.  The remaining $32.0 million tranche of the term loan bears interest at 9% per annum and currently matures on December 31, 2024.  The $32.0 million term loan (and the $25.0 million working capital loan discussed below) is secured by a security interest in the collateral of Agemo.

On May 7, 2018, we provided Agemo a $25.0 million secured working capital loan bearing interest at 7% per annum that matures on April 30, 2025.  The proceeds of the working capital loan were used to pay operating expenses, settlement payments, fees, taxes and other costs approved by Omega.  As of March 31, 2020, approximately $25.0 million is outstanding on this working capital loan.

On November 5, 2019, we provided Agemo a $1.7 million term loan bearing interest at a fixed rate of 9% per annum and was initially scheduled to mature on March 31, 2020.  On February 10, 2020, we extended the maturity of this loan to January 1, 2021.  As of March 31, 2020, $1.7 million is outstanding on this term loan.

On February 28, 2020, we provided an affiliate of Agemo a $3.5 million term loan bearing interest at a fixed rate of 10% per annum and matures on February 28, 2021.  As of March 31, 2020, $3.5 million is outstanding on this term loan.  Our total loans outstanding with Agemo and their affiliates at March 31, 2020 approximate $62.2 million.

NOTE 6 – VARIABLE INTEREST ENTITIES

As of March 31, 2020 and December 31, 2019, Agemo is a VIE.  Below is a summary of our assets and collateral associated with this operator as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(in thousands)
Assets
Real estate investments – net	$384,120	$403,389
Assets held for sale	15,443	—
Other investments	62,187	58,687
Contractual receivables	18,185	18,113
Straight-line rent receivables	49,223	46,247
Lease inducement	8,495	6,810
Subtotal	537,653	533,246

Collateral
Letters of credit	(9,253)	(9,253)
Personal guarantee	(8,000)	(8,000)
Other collateral	(399,563)	(403,389)
Subtotal	(416,816)	(420,642)

Maximum exposure to loss	$120,837	$112,604

In determining our maximum exposure to loss from the VIE, we considered the underlying value of the real estate subject to leases with the operator and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any. See Note 5 – Other Investments regarding the terms of the other investments with Agemo and Note 16 – Commitments and Contingencies, regarding our commitment to provide capital expenditure funding to our operators which includes Agemo.  In May 2018, we reached an out-of-court restructuring agreement with Agemo that provided for the deferral of rent, the extension of the maturity of our lease and loans, and a working capital loan.  If Agemo’s operations deteriorate and they are unable to meet their contractual obligations to us, we may be required to account for rental income from them on a cash basis and reserve approximately $75.9 million of contractual receivables, straight-line rent receivables and lease inducements.

The table below reflects our total revenues from Agemo for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Revenue
Rental income	$15,287	$14,771
Other investment income	1,241	1,034
Total (1)	$16,528	$15,805
(1)	For the three months ended March 31, 2020 and 2019, we received cash rental income and other investment income from Agemo of approximately $13.7 million and $13.1 million, respectively.

NOTE 7 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in the following entities that are accounted for under the equity method (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment	Initial	Facility	Facilities at	March 31,	December 31,
Entity (1)%		Date	Investment(2)	Type	3/31/2020	2020	2019
Second Spring Healthcare Investments	15%	11/1/2016	$50,032	SNF	37	$23,080	$22,504
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	73,094	73,273
Cindat Joint Venture	49%	12/18/2019	104,184	ALF	67	98,064	103,976
OMG Senior Housing, LLC	50%	12/6/2019	—	ILF	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	1,650	N/A	N/A	169	131
			$229,700			$194,407	$199,884
(1)	These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture.
(2)	Our initial investment includes our transaction costs, if any.

The following table reflects our income (loss) from unconsolidated joint ventures for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Entity	2020	2019
	(in thousands)
Second Spring Healthcare Investments	$570	$657
Lakeway Realty, L.L.C.	610	—
Cindat Joint Venture	646	—
OMG Senior Housing, LLC	(161)	—
OH CHS SNP, Inc.	(105)	—
Total	$1,560	$657

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided.  For the three months ended March 31, 2020 and 2019, we recognized approximately $0.2 million of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of	Net Book Value
	Properties	(in thousands)
December 31, 2019	6	$4,922
Properties sold (1)	(4)	(4,341)
Properties added (2)	6	23,544
March 31, 2020 (3)	8	$24,125
(1)	In the first quarter of 2020, we sold four facilities for approximately $4.2 million in net cash proceeds recognizing a net loss on sale of approximately $0.5 million.
(2)	In the first quarter of 2020, we recorded approximately $1.9 million of impairment expense to reduce one facility’s book value to its estimated fair value less costs to sell before it was reclassified to assets held for sale.

(3) We plan to sell the facilities classified as assets held for sale at March 31, 2020 within the next twelve months.

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(in thousands)
Assets:
Goodwill	$643,536	$644,415

Above market leases	$49,240	$49,240
Accumulated amortization	(21,946)	(21,227)
Net intangible assets	$27,294	$28,013

Liabilities:
Below market leases	$147,292	$147,292
Accumulated amortization	(89,165)	(87,154)
Net intangible liabilities	$58,127	$60,138

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

For the three months ended March 31, 2020 and 2019, our net amortization related to intangibles was $1.3 million and $1.8 million, respectively.  The estimated net amortization related to these intangibles for the remainder of 2020 and the subsequent four years is as follows: remainder of 2020 – $3.5 million; 2021 – $4.7 million; 2022 – $4.4 million; 2023 – $4.2 million and 2024 – $4.0 million. As of March 31, 2020, the weighted average remaining amortization period of above market lease assets is eleven years and below market lease liabilities is approximately nine years.

The following is a summary of our goodwill as of March 31, 2020:

(in thousands)
Balance as of December 31, 2019	$644,415
Add: foreign currency translation	(879)
Balance as of March 31, 2020	$643,536

NOTE 10 – CONCENTRATION OF RISK

As of March 31, 2020, our portfolio of real estate investments consisted of 985 healthcare facilities, located in 40 states and the U.K. and operated by 70 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.7 billion at March 31, 2020, with approximately 97% of our real estate investments related to long-term care facilities. Our portfolio is made up of 778 SNFs, 115 ALFs, 29 specialty facilities, two medical office buildings, fixed rate mortgages on 47 SNFs, two ALFs and four specialty facilities and eight facilities that are held for sale. At March 31, 2020, we also held other investments of approximately $424.7 million, consisting primarily of secured loans to third-party operators of our facilities and $194.4 million of investments in five unconsolidated joint ventures.

At March 31, 2020 we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”). Ciena also generated approximately 10% of our total revenues for the three months ended March 31, 2020 and 2019.  At March 31, 2020, the three states in which we had our highest concentration of investments were Florida (14%), Texas (10%) and Michigan (7%).

NOTE 11 – STOCKHOLDERS’/OWNERS’ EQUITY

$200 Million Stock Repurchase Program

On March 20, 2020, Omega’s Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock from time to time over the twelve months ending March 20, 2021. We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions or in any other manner as determined by Omega’s management and in accordance with applicable law.  The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations.  Omega has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any of its outstanding common stock through March 31, 2020.

Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
January 31, 2020	February 14, 2020	$0.67
April 30, 2020	May 15, 2020	$0.67

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

$500 Million Equity Shelf Program

For the three months ended March 31, 2020 and 2019, we issued approximately 49 thousand and 2.2 million, respectively, shares of our common stock at an average price of $37.58 per share and $34.46 per share, respectively, net of issuance costs, generating net proceeds of $1.8 million and $76.5 million, respectively, under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

On March 23, 2020, we announced that we suspended our Dividend Reinvestment and Common Stock Purchase Plan. For the three months ended March 31, 2020 and 2019, we issued approximately 90 thousand and 0.9 million, respectively, shares of our common stock at an average price of $41.80 per share and $36.19 per share, respectively, through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $3.7 million and $32.3 million, respectively.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and for the
	Three Months Ended
	March 31,
	2020	2019

Foreign Currency Translation:
Beginning balance	$(35,100)	$(47,704)
Translation (loss) gain	(31,888)	6,769
Realized (loss) gain	(70)	26
Ending balance	(67,058)	(40,909)

Derivative Instruments:
Cash flow hedges:
Beginning balance	(2,369)	3,994
Unrealized loss	(7,526)	(3,011)
Realized (loss) gain (1)	(318)	308
Ending balance	(10,213)	1,291
Net investment hedge:
Beginning balance	(4,420)	70
Unrealized gain (loss)	13,187	(2,320)
Ending balance	8,767	(2,250)
Total accumulated other comprehensive loss for Omega OP(2)	(68,504)	(41,868)
Add: portion included in noncontrolling interest	2,716	1,927
Total accumulated other comprehensive loss for Omega	$(65,788)	$(39,941)
(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in Owners’ Equity.

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

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. We test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules on a quarterly and annual basis. We review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. In 2020, we expect to pay dividends in excess of our taxable income.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for five of our active subsidiaries to be treated as TRSs. Three of our TRSs are domestic and are subject to federal, state and local income taxes at the applicable corporate rates and the other two are subject to foreign income taxes. As of March 31, 2020, one of our TRSs that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.7 million. Up to 100% of the net operating loss carry-forwards arising in taxable years ending prior to January 1, 2018, may be used to reduce taxable income for any taxable year during the eligible carry-forward period.  Changes made by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) limited the amount of net operating loss (“NOL”) carry-forward arising in tax years ending subsequent to December 31, 2018, to reduce 80% of taxable income for any taxable year during the eligible carry-forward period.  Our NOL carry-forward was fully reserved as of March 31, 2020, with a valuation allowance due to uncertainties regarding realization.  Under current law, our NOL carryforwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our net operating loss carryforward generated in our taxable years ended December 31, 2019 and December 31, 2018 may be carried forward indefinitely.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 modified the NOL carryforward rules applicable to certain of the NOL carryforwards possessed by our TRSs. First, the Act defers the application of 80% of taxable income limitation, which was added to the Code by the 2017 Act, to our TRS’s taxable years ended December 31, 2021, in addition to modifying the computation of the 80% limitation. Additionally, the CARES Act permits the carryback of NOLs generated by our TRSs in 2018, 2019, and 2020 for up to five years to offset taxable income reported in any of those prior tax years and recover income taxes paid in such prior tax years. Other provisions of the CARES Act may also impact the computation of taxable income by any of our TRSs or Omega and Omega OP. The modifications to the NOL carryback rules do not permit the carryback of a NOL by a REIT and, thus, will not impact Omega. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs. We also do not expect that Omega or any Omega entity, including our TRSs, will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act.

For the three months ended March 31, 2020 and 2019, we recorded approximately $0.4 million and $0.2 million, respectively, of state and local income tax provisions.  For the three months ended March 31, 2020 and 2019, we recorded approximately $0.6 million and $0.5 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

NOTE 13 – STOCK-BASED COMPENSATION

Stock-based compensation expense was $4.6 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively.

Time Based Restricted Equity Awards

Restricted stock, restricted stock units (“RSUs”) and profits interest units (“PIUs”) are subject to forfeiture if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of service or a change in control of the Company. Prior to vesting, ownership of the shares/units cannot be transferred. The restricted stock has the same dividend and voting rights as our common stock. RSUs accrue dividend equivalents but have no voting rights. PIUs accrue distributions, which are equivalent to dividend equivalents, but have no voting rights.  Once vested, each RSU is settled by the issuance of one share of Omega common stock and each PIU is settled by the issuance of one partnership unit in Omega OP (“Omega OP Unit”), subject to certain conditions.  Restricted stock and RSUs are valued at the price of our common stock on the date of grant. The PIUs are valued using a Monte Carlo model to estimate fair value. We expense the cost of these awards ratably over their vesting period. We awarded 20,215 RSUs and 102,565 profit interest units to employees on January 1, 2020.

Performance-Based Restricted Equity Awards

Performance-based restricted equity awards include performance restricted stock units (“PRSUs”) and PIUs.  PRSUs and PIUs are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs awarded in March 2016, January 2017, January 2018, and January 2019 and the PIUs awarded in March 2016, January 2017, January 2018, January 2019 and January 2020 have varying degrees of performance requirements to achieve vesting, and each PRSU and PIU award represents the right to a variable number of shares of common stock or partnership units.  Each PIU once earned is convertible into one Omega OP Unit in Omega OP, subject to certain conditions. The vesting requirements are based on either the (i) total shareholder return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the FTSE NAREIT Equity Health Care Index for awards granted in or after 2016 (both “Relative TSR”). We expense the cost of these awards ratably over their service period.

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

The number of shares or units earned under the TSR PRSUs or PIUs depends generally on the level of achievement of Omega’s TSR over the indicated performance period. We awarded 680,038 TSR PIUs to employees on January 1, 2020.

The number of shares or units earned under the Relative TSR PRSUs or PIUs depends generally on the level of achievement of Omega’s TSR relative to other real estate investment trusts in the FTSE NAREIT Equity Health Care Index TSR over the performance period indicated. We awarded 528,499 Relative TSR PIUs to employees on January 1, 2020.

NOTE 14 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		March 31,	March 31,	December 31,
	Maturity	2020	2020	2019
			(in thousands)
Secured borrowings:
HUD mortgages(1)(5)	2046-2052	3.01%	$385,560	$387,405
Term loan(2)(5)	2021	3.25%	2,275	2,275
			387,835	389,680
Unsecured borrowings:
Revolving line of credit(3)	2021	2.08%	516,760	125,000

U.S. term loan	2022	2.44%	350,000	350,000
Sterling term loan(4)	2022	1.70%	124,000	132,480
Omega OP term loan(5)	2022	3.29%	75,000	75,000
2015 term loan	2022	3.80%	250,000	250,000
Deferred financing costs – net(6)			(2,477)	(2,742)
Total term loans – net			796,523	804,738

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.950%	400,000	400,000
2025 notes	2025	4.500%	400,000	400,000
2026 notes	2026	5.250%	600,000	600,000
2027 notes	2027	4.500%	700,000	700,000
2028 notes	2028	4.750%	550,000	550,000
2029 notes	2029	3.625%	500,000	500,000
Subordinated debt	2021	9.000%	13,541	13,541
Discount – net			(22,218)	(23,041)
Deferred financing costs – net			(22,792)	(23,778)
Total senior notes and other unsecured borrowings – net			3,818,531	3,816,722

Total unsecured borrowings – net			5,131,814	4,746,460

Total secured and unsecured borrowings – net(7)			$5,519,649	$5,136,140
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at March 31, 2020; secured by real estate assets with a net carrying value of $610.7 million as of March 31, 2020.
(2)	Borrowing is the debt of a consolidated joint venture.
(3)	During the first quarter of 2020, we drew approximately $300 million on our existing $1.25 billion revolving credit facility as a precautionary measure due to the COVID-19 outbreak. This borrowing is included in cash and cash equivalents on our Consolidated Balance Sheets as of March 31, 2020.
(4)	Actual borrowing in British Pounds Sterling and remeasured to USD.
(5)	Omega OP or wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(6)	Includes $0.2 million of net deferred financing costs related to the Omega OP term loan as of March 31, 2020.
(7)	All borrowings are direct borrowings of Omega unless otherwise noted.

$400 Million Forward Starting Swaps

On March 27, 2020, we entered into five forward starting swaps totaling $400 million. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of long-term debt, initially expected to occur within the next five years. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a fixed rate of approximately 0.8675%.  We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2020 and December 31, 2019, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

NOTE 15 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At March 31, 2020 and December 31, 2019, the net carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Assets:
Investments in direct financing leases – net	$10,850	$10,850	$11,488	$11,488
Mortgage notes receivable – net	754,030	824,924	773,563	819,083
Other investments – net	424,723	424,217	419,228	412,934
Total	$1,189,603	$1,259,991	$1,204,279	$1,243,505
Liabilities:
Revolving line of credit	$516,760	$516,760	$125,000	$125,000
Term loan	2,275	2,275	2,275	2,275
U.S. term loan	348,994	350,000	348,878	350,000
Sterling term loan	123,622	124,000	132,059	132,480
Omega OP term loan	74,788	75,000	74,763	75,000
2015 term loan	249,120	250,000	249,038	250,000
4.375% notes due 2023 – net	696,104	695,854	695,812	749,693
4.95% notes due 2024 – net	395,955	394,852	395,702	442,327
4.50% notes due 2025 – net	396,353	387,127	396,163	430,529
5.25% notes due 2026 – net	595,908	597,502	595,732	675,078
4.50% notes due 2027 – net	689,811	691,063	689,445	759,475
4.75% notes due 2028 – net	542,143	589,872	541,891	602,967
3.625% notes due 2029 – net	488,565	430,573	488,263	500,792
HUD mortgages – net	385,560	399,835	387,405	379,866
Subordinated debt – net	13,691	14,547	13,714	15,253
Total	$5,519,649	$5,519,260	$5,136,140	$5,490,735

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2019). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

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

Pursuant to a Scheduling Order entered by the Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Securities Class Action”). The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017. The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.  The Company and the officers named in the Securities Class Action filed a Motion to Dismiss on July 17, 2018.  On March 25, 2019, the Court entered an order dismissing with prejudice all claims against all defendants.  Plaintiffs have appealed the order to the United States Court of Appeals for the Second Circuit. The appeal is fully briefed, and the Court of Appeals heard oral argument on November 13, 2019.   The Company is awaiting a decision on the appeal. In the District Court, on March 26, 2020, Plaintiffs filed a motion for an indicative ruling regarding relief from final judgement based on allegedly newly-discovered evidence and for leave to file an amended complaint. The Company believes that the motion is without merit and filed an opposition on May 1, 2020.

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

Other

In September 2016, MedEquities received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Regional Medical Center (the “Lakeway Hospital”) or by providers with financial relationships with Lakeway Hospital. As a result of the acquisition of MedEquities, the Company owns a 51% interest in an unconsolidated partnership that owns the Lakeway Hospital (Lakeway Realty, L.L.C.). The CID requested certain documents and information related to the acquisition and ownership of the Lakeway Hospital through Lakeway Realty, L.L.C. The Company has learned that the DOJ is investigating MedEquities’ conduct in connection with its investigation of financial relationships related to the Lakeway Hospital, including allegations by the DOJ that these relationships violate and continue to violate the Anti-Kickback Statute and, as a result, related claims submitted to federal payors violated and continue to violate the False Claims Act.  The Company is cooperating fully with the DOJ in connection with the CID and has produced all of the information that has been requested to date.

The Company believes that the acquisition, ownership and leasing of the Lakeway Hospital through Lakeway Realty, L.L.C. was and is in compliance with all applicable laws. However, due to the uncertainties surrounding this matter and its ultimate outcome, we are unable to determine whether it is probable that any loss has been incurred.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events.  As of March 31, 2020, our maximum funding commitment under these indemnification agreements was approximately $13.1 million. Claims under these indemnification agreements may be made within 18 months to 72 months of the transition date.  These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.  The Company does not expect to fund a material amount under these indemnification agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities,  capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2020, are outlined in the table below (in thousands):

Total commitments	$657,512
Amounts funded to date (1)	(509,880)
Remaining commitments	$147,632
(1)	Includes finance costs.

NOTE 17 – EARNINGS PER SHARE/UNIT

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega		Omega OP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net income	$92,279	$72,182	$92,279	$72,182
(Less) add: net (income) loss attributable to noncontrolling interests	(2,364)	(2,480)	3	—

Net income available to common stockholders/Omega OP Unit holders	$89,915	$69,702	$92,282	$72,182
Denominator:
Denominator for basic earnings per share	227,261	204,558	233,245	211,835
Effect of dilutive securities:
Common stock equivalents	1,261	1,688	1,261	1,688
Noncontrolling interest – Omega OP Units	5,984	7,277	—	—
Denominator for diluted earnings per share/unit	234,506	213,523	234,506	213,523

Earnings per share/unit - basic:
Net income available to common stockholders/Omega OP Unit holders	$0.40	$0.34	$0.40	$0.34
Earnings per share/unit – diluted:
Net income	$0.39	$0.34	$0.39	$0.34

NOTE 18 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$347,965	$40,028
Restricted cash	4,057	1,372
Cash, cash equivalents and restricted cash at end of period	$352,022	$41,400

Supplemental information:
Interest paid during the period, net of amounts capitalized	$64,457	$64,470
Taxes paid during the period	$2,655	$1,060

Non cash investing activities
Non cash acquisition of real estate (see Note 2)	$—	$(11,874)
Non cash collection of mortgage principal	—	11,874
Non cash investment of other investments	—	(20,211)
Non cash proceeds from other investments	—	18,242
Non cash proceeds from direct financing lease	—	4,970
Initial non cash right of use asset - ground leases	—	5,593
Initial non cash lease liability - ground leases	—	(5,593)

Non cash financing activities
Change in fair value of cash flow hedges	$(7,844)	$(2,680)
Remeasurement of debt denominated in a foreign currency	(13,187)	2,320

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any of Omega’s operators in bankruptcy to reject unexpired lease obligations, modify the terms of Omega’s mortgages and impede the ability of Omega to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(iv)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	the availability and cost of capital to us;
(vi)	changes in our credit ratings and the ratings of our debt securities;
(vii)	competition in the financing of healthcare facilities;
(viii)	the impact of COVID-19 on our business and the business of our operators, including without limitation, the extent and duration of the COVID-19 pandemic, increased costs experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection therewith, and the extent to which government support may be available to operators to offset such costs and the conditions related thereto;
(ix)	additional regulatory and other changes in the healthcare sector;
(x)	changes in the financial position of our operators;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the timing, amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xv)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(xvi)	our ability to maintain our status as a REIT; and
(xvii)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

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

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income derives from fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures.  These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of March 31, 2020, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the Omega OP Units.

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

As of March 31, 2020, our portfolio of real estate investments consisted of 985 healthcare facilities, located in 40 states and the U.K. and operated by 70 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.7 billion at March 31, 2020, with approximately 97% of our real estate investments related to long-term care facilities. Our portfolio is made up of 778 SNFs, 115 ALFs, 29 specialty facilities, two medical office buildings, fixed rate mortgages on 47 SNFs, two ALFs and four specialty facilities and eight facilities that are held for sale. At March 31, 2020, we also held other investments of approximately $424.7 million, consisting primarily of secured loans to third-party operators of our facilities and $194.4 million of investments in five unconsolidated joint ventures.

As of March 31, 2020 and December 31, 2019, we do not have any material properties or operators with facilities that are not materially occupied.

While the COVID-19 pandemic did not materially impact our rental revenue for the first quarter and we have collected substantially all of our contractual rents due in April, the pandemic is having a significant impact on our operators.  As of April 30, 2020, our operators reported 4,136 total confirmed cases of COVID-19 in our facilities which includes cases involving employees and residents, including patients known to be positive at the time of admission from a hospital or healthcare center.  The total cases are within 250 facilities as of April 30, 2020, or 25.9%, of our 966 operating facilities as of March 31, 2020. The total confirmed cases reported by our operators may not be adjusted downward for recoveries, discharges or deaths, and may be significantly lower than or different from actual cases based on the availability of testing and the lag time involved in testing and reporting, as well as the accuracy of reporting.  We have not independently validated such facility virus incidence information and can provide no assurance regarding its accuracy or that there have not been any changes since the time the information was obtained from our operators; we also undertake no duty to update this information.

We believe many of our operators have incurred significant cost increases as a result of the pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment and supplies. In terms of occupancy levels, we believe many of our operators are experiencing declines, in part due to the elimination of elective hospital procedures, which drive post-acute skilled nursing admissions.  While we cannot at this time estimate the net impact going forward, we believe that government relief measures at the federal and state levels, including expanded Medicaid reimbursements, may offer meaningful support to offset a portion of these cost increases and impacts to our operators.

There are a number of uncertainties we face as we consider the potential impact of COVID-19 on our business, including how long census disruption and elevated COVID-19 costs will last and the extent to which funding support from the federal government and the states will offset these incremental costs.  We also do not know the number of Omega facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases, and CMS has required additional reporting by operators, we may not receive accurate information on the number of cases and may experience a lag in reporting. We expect to see increased clinical protocols for infection control within facilities and the monitoring of employees, guests and others entering facilities; however, we do not know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring.

As such, while we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we expect the uncertainties to our business described above to persist at least for the near term until we can gain more visibility into the costs our operators will experience and the level of governmental support that will be available to them, as well as the potential support our operators may request from us.

Given this uncertainty, we have taken several steps during and following the first quarter to enhance our capital position as a precautionary measure, including a partial draw on our $1.25 billion revolving credit facility in the amount of $300 million during the first quarter, as well as entering into $400 million (notional amount) of 10-year interest rate swaps at an average swap rate of 0.8675% that expire in 2024, which provides us with some cost certainty for the refinancing of our senior notes maturing in 2023. We believe our actions to date provide us with additional liquidity and flexibility to weather a potential pronounced and prolonged impact to our business, and as such, we maintained our dividend level of $0.67 per share for the first quarter dividend. However, we will continue to evaluate any additional steps that may be needed to maintain adequate liquidity.

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

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on its taxable income at regular corporate rates and dividends paid to our stockholders will not be deductible by us in computing taxable income. Further, we would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income; however, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT. We test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules on a quarterly and annual basis. We review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. In 2020, we expect to pay dividends in excess of our taxable income.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for five of our active subsidiaries to be treated as TRSs. Three of our TRSs are domestic and are subject to federal, state and local income taxes at the applicable corporate rates and the other two are subject to foreign income taxes. As of March 31, 2020, one of our TRSs that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.7 million. Up to 100% of the net operating loss carry-forwards arising in taxable years ending prior to January 1, 2018, may be used to reduce taxable income for any taxable year during the eligible carry-forward period.  Changes made by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) limited the amount of net operating loss (“NOL”) carry-forward arising in tax years ending subsequent to December 31, 2018, to reduce 80% of taxable income for any taxable year during the eligible carry-forward period.  Our NOL carry-forward was fully reserved as of March 31, 2020, with a valuation allowance due to uncertainties regarding realization.  Under current law, our NOL carryforwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our net operating loss carryforward generated in our taxable years ended December 31, 2019 and December 31, 2018 may be carried forward indefinitely.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 modified the NOL carryforward rules applicable to certain of the NOL carryforwards possessed by our TRSs. First, the Act defers the application of 80% of taxable income limitation, which was added to the Code by the 2017 Act, to our TRS’s taxable years ended December 31, 2021, in addition to modifying the computation of the 80% limitation. Additionally, the CARES Act permits the carryback of NOLs generated by our TRSs in 2018, 2019, and 2020 for up to five years to offset taxable income reported in any of those prior tax years and recover income taxes paid in such prior tax years. Other provisions of the CARES Act may also impact the computation of taxable income by any of our TRSs or Omega and Omega OP. The modifications to the NOL carryback rules do not permit the carryback of a NOL by a REIT and, thus, will not impact Omega. We do not anticipate that such changes will impact materially the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs. We also do not expect that Omega or any Omega entity, including our TRSs, will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act.

For the three months ended March 31, 2020 and 2019, we recorded approximately $0.4 million and $0.2 million, respectively, of state and local income tax provisions.  For the three months ended March 31, 2020 and 2019, we recorded approximately $0.6 million and $0.5 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

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

Additionally, emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, and temporary changes to regulations and reimbursement issued by the current administration in response to the 2019 novel coronavirus (“COVID-19”) pandemic continue to have a significant impact on the operations and financial condition of our operators.  The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, as well as the difference in how the pandemic may impact SNFs as opposed to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Healthcare Reform.  A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). The current administration has brought several Congressional efforts to repeal and replace the Affordable Care Act.  We expect additional rules, regulations and judicial interpretations in response to legal and other constitutional challenges to be issued that may materially affect our operators’ financial condition and operations.  Even if the Healthcare Reform Law is not ultimately amended or repealed, the current administration or Congress could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the current administration that would impact the current implementation of the Healthcare Reform Law remains uncertain.  Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended, repealed or interpreted.

Reform Requirements for Long-Term Care Facilities.  As part of the Healthcare Reform Law, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule on October 4, 2016 modifying the conditions of participation in Medicare and Medicaid for SNFs.  The extensive changes included provisions related to staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others. While many of the regulations have become effective, the implementation and enforcement of some provisions, particularly with respect to the Quality Assurance Program Improvement (“QAPI”) and compliance and ethics related requirements of the Phase 3 regulations did not become effective until November 28, 2019.

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

Reimbursement Changes Related to COVID-19.   SNFs have continued to be impacted by the Bipartisan Budget Act of 2018, which extended Medicare sequestration and Medicare reimbursement cuts to providers and plans by 2% across the board through 2027.  However, the CARES Act temporarily suspends Medicare sequestration for the period of May 1 through December 31, 2020, resulting in an increase in fee-for-service Medicare payments by approximately 2% as compared to what providers would have otherwise received during this period. In exchange for this temporary suspension, the CARES Act also extends the mandatory sequestration policy by an additional one year, i.e., through 2030. On March 18, 2020, the Families First Coronavirus Response Act was enacted, which provides a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020.  The temporary FMAP increase will extend through the last day of the calendar quarter in which the COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (“HHS”), including any extensions, terminates. As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporary increased FMAP is claimed.

Additionally, the CARES Act allocates $100 billion to a Public Health and Social Services Emergency Fund to “reimburse, through grants or other mechanisms, eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” Nursing facility operators participating in Medicare and Medicaid may be eligible to receive compensation for costs incurred in the course of providing medical services, such as those related to obtaining personal protecting equipment, COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source.  While “lost revenue” is not defined in the CARES Act, it is anticipated that it could include lost revenue due to a decrease in resident census or a change in the margin of services provided to residents.  The secretary of the Department of Health and Human Services has broad authority and discretion to determine payment eligibility and the amount of such payments. Further, Congress appropriated $75 billion for healthcare providers through the Paycheck Protection Program and Health Care Enhancement Act. HHS is distributing this money through the Provider Relief Fund, and these payments do not need to be repaid. While we believe that to date, the payouts under the Provider Relief Fund and Public Health and Social Services Emergency Fund have primarily benefited Medicare providers as opposed to Medicaid providers and have provided limited support to senior housing operators, we cannot predict the extent to which any of our operators will receive such funds, and what the financial impact of receiving such funds would be on their operations.

The CARES Act additionally provided payroll tax relief for employers allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through the end of the calendar year. Instead of depositing these taxes on a next-day or semi-weekly basis, the deposit due date for 50% of the taxes is deferred to December 31, 2021, with the remaining 50% deferred until December 31, 2022.

In an effort to increase cash flow to providers impacted by COVID-19, CMS had temporarily expanded the Accelerated and Advance Payment Programs on March 28, 2020. CMS is authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider or supplier who submits a request to the appropriate Medicare Administrative Contractor (“MAC”) and meets the required qualifications. Traditionally repayment of these advance/accelerated payments is set to begin at 90 days, however CMS has extended the repayment of these accelerated/advance payments to begin 120 days after the date of issuance of the payment. However, CMS announced  on April 26, 2020 that it would not be accepting any new applications for the Advance Payment Program and would be reevaluating all pending and new applications for Accelerated Payments in consideration of the direct payments made available to providers through the HHS Provider Relief Fund.  We cannot predict the impact of these programs on the business or financial condition of any of our operators. In addition to COVID-19 reimbursement changes, the current administration announced several quality of care related initiatives on April 30, 2020 related to addressing the COVID-19 pandemic in long-term care facilities.  One of the initiatives is the formation of the Coronavirus Commission for Safety and Quality in Nursing Homes, a special task force created for the purpose of addressing the rising death toll of residents in nursing homes.  The task force will be composed of leading industry experts, doctors and scientists, resident and patient advocates, family members, infection and prevention control specialists, and state and local authorities.  A second announcement was made which advised that the Federal Emergency Management Agency would begin shipping two weeks’ worth of personal protective equipment (“PPE”) to each of the nation’s 15,400 nursing homes, with all nursing homes receiving a total of 14 days’ worth of PPE no later than July 4, 2020.  Quantities shipped will be based on facility staffing levels and PPE usage rates.  The current administration additionally released an interim final regulation regarding the requirement for nursing home operators to report COVID-19-related data directly to the Centers for Disease Control and Prevention in addition to CMS. Nursing home providers will be required to report infections and death data at least weekly to federal authorities, and by 5 p.m. the next day to residents and family members.  An additional announcement was made that CMS will provide states with $81 million from the CARES Act to increase their inspections of nursing homes.

Medicaid.  State budgetary concerns, coupled with the implementation of rules under the Healthcare Reform Law, or prospective changes to the Healthcare Reform Law under the current administration or Congress, may result in significant changes in healthcare spending at the state level.  Additionally, the need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients could adversely affect our operators’ results of operations and financial condition, which in turn could negatively impact us.

In the state of Florida, the average Medicaid reimbursement rate for SNFs decreased 4.5% effective July 1, 2019, resulting from the loss of one-time discretionary funding applied to October 1, 2018 Florida Medicaid reimbursement rates to cover the impact of hold-harmless provisions in the new, price-based Prospective Payment System (“PPS”) enacted by Florida at that time.  However, the net impact of this rate decrease was to revert the average rate approximately to the pre-PPS, cost-based level as of September 30, 2018, which we believe operators can generally address with operational adjustments to maintain coverage levels.  A smaller discretionary increase effective October 1, 2019 will increase the average rate by 0.7%.  When the transition hold-harmless provisions expire on September 30, 2021, the PPS rates will no longer be dependent on discretionary funding levels. At March 31, 2020, 14% of our investments were in Florida.

Texas, which represents 10% of our investments as of March 31, 2020, presents a difficult operating environment for SNF operators as a result of lower statewide occupancy levels, as compared to other states, and a Medicaid rate reimbursement that we believe is among the lowest in the United States.  Several of our operators have experienced lower operating margins on their SNFs in Texas, as compared to other states, as a result of the foregoing and labor costs.

Additionally, in mid-November 2019, CMS proposed the Medicaid Fiscal Accountability Rule (“MFAR”), which would modify and refine the current federal portion of Medicaid funding for two programs commonly referred to as the upper payment limit (“UPL”) and provider taxes.  As proposed, MFAR would further regulate and in some cases materially reform, eliminate or prompt the replacement of certain state Medicaid supplemental payment systems and other allowable financing arrangements that currently benefit healthcare providers. We have operators in two states, Indiana and Texas, that participate in UPL programs and operators in 36 states who received provider tax reimbursements as of March 31, 2020. Based on our analysis of MFAR and discussions with our operators and other industry leaders, we believe MFAR as proposed would eliminate the incremental UPL funds and that most, if not all, states are or will be able to become compliant under the revised provider tax program. We cannot estimate the ultimate potential impact of MFAR on our facilities in Indiana and Texas at this time, in part as we expect any reductions in revenues may be at least partially offset by expense reductions.   The proposed MFAR is currently in a comment period and may be changed before a final rule is adopted, or may not be adopted at all.  If ultimately implemented, MFAR could reduce reimbursement to our operators in those states affected by the rule, which could ultimately have a material adverse effect on the financial condition of those operators.

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

Payments to providers are being increasingly tied to quality and efficiency.  The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, rather than the volume of services the patient receives, became effective October 1, 2019 (FY 2020).  The PDPM replaces the previous SNF prospective payment system that utilized the Resource Utilization Group IV case-mix methodology to classify SNF patients based on the volume of services received with a methodology that utilizes the International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) to classify SNF patients into certain payment groups based on their clinical disease state.  Effective October 1, 2019, group therapy is defined as a qualified rehabilitation therapist or therapy assistant treating two to six patients at the same time who are performing the same or similar activities. Also effective October 1, 2019, CMS established a 25% cap for concurrent and group therapy.  Additional changes to reimbursement for group therapy were included in the Bipartisan Budget Act of 2018, which permanently repealed the therapy caps that applied to Medicare Part B therapy services provided as of January 1, 2018 and reduced the reimbursement rate for Medicare Part B therapy services performed by therapy assistants to 85% of the physician fee schedule beginning January 1, 2022.  The former cap amounts were retained as a threshold above which claims must include confirmation that services are medically necessary as justified by appropriate documentation in the medical record.

While certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some have reported some early positive results, it is too early to assess the long-term impact of the PDPM. Given the current and ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act, which became effective on October 1, 2018.  These reimbursement changes could have an adverse effect on our operators’ financial condition and operations, adversely impacting their ability to meet their obligations to us.

Quality of Care Initiatives.  In addition to quality or value based reimbursement reforms, CMS has implemented a number of initiatives focused on the reporting of certain facility specific quality of care indicators that could affect our operators. Since December 2008, CMS has publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under its “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures.

Recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process and the implementation of new quality measures.  It is possible that these rating changes or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

Office of the Inspector General Activities.  The Office of Inspector General (“OIG”) has provided long-standing guidance for SNFs regarding compliance with federal fraud and abuse laws.  More recently, the OIG has conducted increased oversight activities and issued additional guidance regarding its findings related to identified problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes, and skilled nursing facilities.  The OIG has additionally reviewed the staffing levels reported by SNFs as part of its August 2018 and February 2019 Work Plan updates, and included a review of involuntary transfers and discharges from nursing homes in the June 2019 Work Plan updates.  Regional Recovery Audit Contractor program auditors along with the OIG and Department of Justice are expected to continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges.

Department of Justice. SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The Department of Justice (“DOJ”) launched ten regional Elder Justice Task Forces in 2016 which are coordinating and enhancing efforts to pursue SNFs that provide grossly substandard care to their residents. These Task Forces are composed of representatives from the U.S. Attorneys’ Offices, State Medicaid Fraud Control Units, state and local prosecutors’ offices, HHS, State Adult Protective Services agencies, Long Term Care Ombudsmen programs, and law enforcement.  The DOJ has indicated that it is seeking to enhance the work of the Elder Justice Initiative to identify potential criminal charges when they uncover false claims for government reimbursements of care.  The DOJ’s civil division has historically used the False Claims Act to pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard.

Medicare and Medicaid Program Audits.  Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, may conduct audits of our operators’ billing practices.  Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, to managed Medicare plans and in the Medicaid program.  CMS also employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. Should any of our operators be found out of compliance with any of these laws, regulations or programs, our business, financial position and results of operations could be negatively impacted.

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

Several of our operators have responded to subpoenas and other requests for information regarding their operations in connection with inquiries by the Department of Justice or other regulatory agencies.  In addition, MedEquities Realty Trust, Inc., which we acquired in May 2019, has responded to a Civil Investigative Demand from the Department of Justice in connection with Lakeway Regional Medical Center. See Note 16 – Commitments and Contingencies.

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

Other Laws and Regulations.  Additional federal, state and local laws and regulations affect how our operators conduct their operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operators’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and the health standards set by the federal Occupational Safety and Health Administration).  It is anticipated that our operators will continue to face additional federal and state regulatory requirements related to the operation of their facilities in response to the COVID-19 pandemic.

General and Professional Liability.  Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits in recent years challenging the validity of arbitration agreements in long term care settings.  Effective November 28, 2016, CMS had instituted a prohibition against the use of pre-dispute arbitration agreements between SNFs and residents, thereby increasing potential liabilities for SNFs and long-term care providers.  On July 16, 2019, CMS lifted the ban on pre-dispute arbitration agreements offered to residents at the time of admission provided that certain requirements are met.  The rule prohibits providers from requiring residents to sign binding arbitration agreements as a condition for receiving care and requires that the agreements specifically grant residents the explicit right to rescind the agreement within thirty calendar days of signing.  In addition, certain states have enacted protections from certain types of liability in connection with the provision of COVID-19 related services provided by SNFs and other healthcare providers.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2019.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes.  Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There have been no changes to our critical accounting policies or estimates since December 31, 2019, except for the changes that resulted from the adoption of the new credit loss accounting standard on January 1, 2020, as discussed in detail in Note 1 – Basis of Presentation and Significant Accounting Policies, section “Accounting Pronouncements Adopted in 2020” of these unaudited consolidated financial statements under Part 1, Item 1 of this report and the accompanying discussion of the credit loss accounting guidance below.  See also Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2019.

Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842.  We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach.  Upon adoption, we recorded an initial $28.8 million allowance for expected credit losses with a corresponding adjustment to equity.

Transition Impact of adopting Topic 326

	Pre-adoption balance as of	Impact of adopting	Post-adoption balance as of
Financial Statement Line Item	December 31, 2019	Topic 326	January 1, 2020
	(in thousands)
Mortgage Notes Receivable	$773,563	$(21,386)	$752,177
Investment in Direct Financing Leases	11,488	(611)	10,877
Other Investments	419,228	(6,688)	412,540
Off-Balance Sheet Commitments	20,777	(100)	20,677
Total	$1,225,056	$(28,785)	$1,196,271

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2020 and 2019

Operating Revenues

Our operating revenues for the three months ended March 31, 2020 totaled $253.0 million, an increase of $29.3 million over the same period in 2019.  The $29.3 million increase was primarily the result of (i) a $10.3 million increase in rental income resulting from the May 17, 2019, merger with MedEquities Realty Trust, Inc. (the “MedEquities Merger”), $18.1 million of rental income from the October 31, 2019, $735 million acquisition of 60 SNFs (the “Encore Portfolio Acquisition”) and $0.9 million of additional rental income from other facility acquisitions, facilities placed in service, facility transitions and lease amendments in 2019 and 2020, offset by decreases in rental income resulting from facility sales and rent from cash basis operators and (ii) a $1.6 million increase in mortgage income primarily related to mortgages acquired in the MedEquities Merger and new loans or notes and additional funding to existing operators made throughout 2019 and 2020. These increases were partially offset by a $1.3 million decrease in other investment income primarily related to a deed in lieu transitioned to leased property offset by new loans or notes and additional funding to existing operators made throughout 2019 and 2020.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 totaled $107.1 million, an increase of approximately $5.6 million over the same period in 2019.  The $5.6 million increase was primarily due to: (i) a $11.8 million increase in depreciation expense primarily resulting from facilities acquired in the MedEquities Merger, the Encore Portfolio Acquisition and other facility acquisitions, (ii) a $3.6 million increase in impairment on real estate properties related to three facilities to reduce their book values to their estimated fair value less costs to sell or fair value and (ii) a $1.5 million increase related to our provision for credit losses. These increases were partially offset by (i) a $3.2 million decrease in acquisition and merger related costs from the MedEquities Merger and (ii) a $7.7 million decrease in impairments on our direct financing leases.

Other Income (Expense)

For the three months ended March 31, 2020, total other expenses were $56.0 million, an increase of approximately $6.0 million over the same period in 2019.  The increase was due to a (i) $4.6 million increase in interest expense primarily related to increased debt balances resulting from our investments during 2019, which includes the HUD debt assumed in the fourth quarter of 2019 and (ii) a $1.1 million increase in interest income and other - net primarily related to the change in the fair value of warrants to acquire shares of another public company.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”) for the three months ended March 31, 2020 was $181.0 million compared to $144.1 million for the same period in 2019.

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

The following table presents our Nareit FFO results for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net income	$92,279	$72,182
Deduct gain from real estate dispositions	(1,838)	(3)
Deduct gain from real estate dispositions - unconsolidated joint ventures	(117)	—
	90,324	72,179
Elimination of non-cash items included in net income:
Depreciation and amortization	82,643	70,852
Depreciation – unconsolidated joint ventures	3,632	1,372
Add back impairments on real estate properties	3,639	—
Add back (deduct) unrealized loss (gain) on warrants	775	(284)
Nareit FFO (a)	$181,013	$144,119
(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following tables summarize the significant asset acquisitions that occurred during the first three months of 2020:

	Number of					Total		Building & Site	Furniture	Initial
	Facilities				Country/	Investment	Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)				Cash Yield(1)
Q1	—	2	—	—	UK	$12.1	$3.6	$8.0	$0.5	8.00%
Q1	1	—	—	—	IN	7.0	0.7	5.8	0.5	9.50%
Total	1	2	—	—		$19.1	$4.3	$13.8	$1.0
(1)	The cash yield is based on the purchase price.

Asset Held for Sale

As of March 31, 2020, we have eight facilities, totaling $24.1 million classified as assets held for sale. We expect to sell these facilities over the next twelve months.

Asset Sales, Impairments, Contractual Receivables and Other Receivables and Lease Inducements

Asset Sales

During the first quarter of 2020, we sold six facilities subject to operating leases for approximately $18.1 million in net cash proceeds recognizing a net gain of approximately $1.8 million.

Impairments

During the first quarter of 2020, we recorded impairments on real estate properties of approximately $3.6 million on three facilities. Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values.  To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or  non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

Contractual Receivables and Other Receivables and Lease Inducements

As of March 31, 2020, we have approximately $27.4 million of contractual receivables outstanding. Of the $27.4 million of contractual receivables outstanding, approximately $18.2 million relates to Agemo Holdings LLC (“Agemo,” an entity formed in May 2018 to silo the leases and loans formerly held by Signature Healthcare). In addition to the contractual receivables, we have approximately $57.7 million of straight-line rent receivables and/or lease inducements associated with Agemo as of March 31, 2020.  In May 2018, we reached an out-of-court restructuring agreement with Agemo that provided for the deferral of rent, the extension of the maturity of our lease and loans, and a working capital loan. If Agemo’s operations deteriorate and they are unable to meet their contractual obligations to us, we may be required to account for rental income from them on a cash basis and reserve approximately $75.9 million of contractual receivables, straight-line rent receivables and lease inducements. For the three months ended March 31, 2020 and 2019, we recorded rental income of approximately $15.3 million and $14.8 million, respectively, and other investment income of $1.2 million and $1.0 million, respectively, from Agemo.

In addition, we have accounted for Daybreak Venture LLC (“Daybreak”) on a cash basis of accounting since 2017. See “Daybreak” below. We have written-off our contractual rents receivable, straight-line rents receivable and lease inducements, and therefore, we have no net receivables or inducements related to Daybreak as of March 31, 2020. For the three months ended March 31, 2020, we did not record any rental income from Daybreak. For the three months ended March 31, 2019, we recorded rental income of $5.4 million from Daybreak.

Daybreak

Daybreak did not pay any rent to us during the first quarter of 2020.  Additionally, we recorded impairments of approximately $1.7 million on two Daybreak facilities that we expect to sell in 2020.  We transitioned five Daybreak facilities to existing operators and two additional facilities transitioned from Daybreak to one of those existing operators in the second quarter of 2020.  During the fourth quarter of 2019, we transitioned two Daybreak facilities to an existing operator. The total annual contractual rent from the nine transferred facilities is approximately $4.0 million.  Over the next several quarters, we intend to selectively downsize Daybreak’s portfolio through sales or releasing.  Accordingly, we are in ongoing discussions with several other Texas-based operators about selling and/or leasing several of the facilities.  Any such transitions, will of course, be subject to third-party operator due diligence, regulatory approvals, legal documentation and the cooperation of Daybreak.

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

We continue to closely monitor the performance of all of its operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At March 31, 2020, we had total assets of $10.0 billion, total equity of $4.2 billion and debt of $5.6 billion, representing approximately 56.9% of total capitalization.

Financing Activities and Borrowing Arrangements

$400 Million Forward Starting Swaps

On March 27, 2020, we entered into five forward starting swaps totaling $400 million. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of long-term debt, initially expected to occur within the next five years. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a fixed rate of approximately 0.8675%.  We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of March 31, 2020 and December 31, 2019, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

$200 Million Stock Repurchase Program

On March 20, 2020, Omega’s Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock from time to time over the twelve months ending March 20, 2021. We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions or in any other manner as determined by Omega’s management and in accordance with applicable law.  The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations.  Omega has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any of its outstanding common stock through March 31, 2020.

$500 Million Equity Shelf Program

For the three months ended March 31, 2020 and 2019, we issued approximately 49 thousand and 2.2 million, respectively, shares of our common stock at an average price of $37.58 per share and $34.46 per share, respectively, net of issuance costs, generating net proceeds of $1.8 million and $76.5 million, respectively, under our $500 million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

On March 23, 2020, we announced that we suspended our Dividend Reinvestment and Common Stock Purchase Plan. For the three months ended March 31, 2020 and 2019, we issued approximately 90 thousand and 0.9 million, respectively, shares of our common stock at an average price of $41.80 per share and $36.19 per share, respectively, through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $3.7 million and $32.3 million, respectively.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2020, are outlined in the table below (in thousands):

Total commitments	$657,512
Amounts funded to date (1)	(509,880)
Remaining commitments	$147,632
(1)	Includes finance costs.

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

For the three months ended March 31, 2020, we paid dividends of approximately $154.6 million, to our common stockholders.  On the 14th of February 2020, we paid dividends of $0.67 per outstanding common share to common stockholders of record as of last business day of January 2020.  For the three months ended March 31, 2020, Omega OP paid distributions of approximately $7.3 million to holders of Omega OP Units other than Omega.  The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

Cash, cash equivalents and restricted cash totaled $352.0 million as of March 31, 2020, an increase of $318.6 million as compared to the balance at December 31, 2019. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $139.1 million of net cash flow for the three months ended March 31, 2020, as compared to $110.1 million for the same period in 2019, an increase of $29.0 million, which is primarily due to facility acquisitions and transitions, acquired mortgages and other investments.

Investing Activities – Net cash flow from investing activities was an outflow of $55.2 million for the three months ended March 31, 2020, as compared to an inflow of $72.1 million for the same period in 2019.  The $127.3 million change in cash provided by investing activities related primarily to (i) an $86.7 million decrease in proceeds from sale of direct financing lease and related trust, (ii) a $45.0 million change in other investments – net and (iii) a $13.2 million increase in real estate acquisitions.  Offsetting these changes was primarily a $17.7 million increase in proceeds from the sales of real estate investments.

Financing Activities – Net cash flow from financing activities was an inflow of $235.2 million for the three months ended March 31, 2020, as compared to an outflow of $152.6 million for the same period in 2019.  The $387.7 million change in cash used in financing activities was primarily related to a $514.5 million change in our credit facility borrowings (of which $300 million was drawn as a precautionary measure in connection with COVID-19, as previously disclosed) – net offset by (i) a $74.7 million decrease in cash proceeds from the issuance of common stock in 2020, as compared to the same period in 2019, (ii) a $28.5 million decrease in net proceeds from our dividend reinvestment plan in 2020, as compared to the same period in 2019, (iii) an $18.0 million increase in dividends paid and (iv) a $4.1 million change in other long-term borrowings – net.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2020, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In connection with the preparation of this Form 10-Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega and Omega OP (for purposes of this Item 4, the “Companies”) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of March 31, 2020.

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

Item 1A – Risk Factors

In addition to the risk factors previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, investors should carefully consider the following additional risk factor, which should be read in conjunction with the risk factors set forth in such Form 10-K and the other information contained in this report and our other filings with the Securities and Exchange Commission.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has led governments and other authorities in the U.S., U.K. and around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.

We believe many of our operators are incurring significant cost increases as a result of the pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment and supplies. In terms of occupancy levels, we believe many of our operators are experiencing declines, in part due to the elimination of elective hospital procedures. To the extent these trends continue or accelerate and are not offset by sufficient or timely government relief, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.  Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the pandemic, including potential patient litigation and decreased demand for their services.

Numerous state, local, federal and industry-initiated efforts may also affect landlords’ and/or mortgagees’ ability to collect payments due or enforce remedies for the failure to pay amounts due. Certain of our operators and/or mortgagors may incur significant costs or losses responding to the COVID-19 pandemic, lose business due to an interruption in their operations or incur other liabilities related to shelter-in-place orders, quarantines, infection or other related factors. Risks related to the downturn in business of our operators are also described in our risk factor titled “The bankruptcy or insolvency of our operators could limit or delay our ability to recover our investments” under “Risk Factors—Risks Related to the Operators of Our Facilities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancing.  In addition, our employees may be impacted directly or indirectly by the pandemic and we may be required to make changes to our internal controls as a result of changes in our business processes or personnel; any such changes may increase our operational and financial reporting risks.

The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. To the extent the COVID-19 pandemic adversely affects our or operators’ results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2020, Omega issued an aggregate of 8,060 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Issuer Purchases of Equity Securities

Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that may
	Total Number		Announced	be Purchased
	of Shares	Average Price	Plans or	Under these Plans
Period	Purchased	Paid per Share	Programs	or Programs
January 1, 2020 - January 31, 2020	—	$—	—	—
February 1, 2020 to February 29, 2020	—	—	—	—
March 1, 2020 to March 31, 2020 (1)	—	—	—	—
Total	—	$—	—	—

(1) On March 20, 2020, the Company authorized the repurchase of up to $200 million of our outstanding common stock from time to time over the twelve months ending March 20, 2021. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law.  The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations.  The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time.

Item 6–Exhibits

Exhibit No.
10.1

Second Amendment to Credit Agreement, dated as of October 28, 2019, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders.*

10.2

Second Amendment to Credit Agreement, dated as of October 28, 2019, among OHI Healthcare Properties Limited Partnership, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders.*

10.3

Second Amendment to Amended and Restated Credit Agreement, dated as of October 28, 2019, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for such lenders.*

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

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: May 8, 2020	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 8, 2020	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date: May 8, 2020	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 8, 2020	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer