Form 10-Q
period 2020-06-30
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2020-08-07
CIK 888491, 1639315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Omega Healthcare Investors, Inc. ☐	OHI Healthcare Properties Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Omega Healthcare Investors, Inc. Yes ☐	No ⌧	OHI Healthcare Properties Limited Partnership Yes ☐	No ⌧

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of July 31, 2020

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	226,971,092

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” mean Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” mean OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP.

Parent directly owned approximately 97% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at June 30, 2020. Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement. The management of Parent consists of the same members as the management of Omega OP.

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

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$8,807,944	$8,985,994
Less accumulated depreciation	(1,902,587)	(1,787,425)
Real estate investments – net	6,905,357	7,198,569
Investments in direct financing leases – net	10,870	11,488
Mortgage notes receivable – net	886,029	773,563
	7,802,256	7,983,620
Other investments – net	434,653	419,228
Investments in unconsolidated joint ventures	195,546	199,884
Assets held for sale – net	70,516	4,922
Total investments	8,502,971	8,607,654

Cash and cash equivalents	37,022	24,117
Restricted cash	4,543	9,263
Contractual receivables – net	27,579	27,122
Other receivables and lease inducements	403,313	381,091
Goodwill	643,491	644,415
Other assets	68,665	102,462
Total assets	$9,687,584	$9,796,124

LIABILITIES AND EQUITY
Revolving line of credit	$216,434	$125,000
Term loans – net	796,349	804,738
Secured borrowings	385,976	389,680
Senior notes and other unsecured borrowings – net	3,826,799	3,816,722
Accrued expenses and other liabilities	284,959	312,040
Deferred income taxes	9,675	11,350
Total liabilities	5,520,192	5,459,530

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 226,943 shares as of June 30, 2020 and 226,631 as of December 31, 2019	22,694	22,663
Common stock – additional paid-in capital	5,999,972	5,992,733
Cumulative net earnings	2,624,630	2,463,436
Cumulative dividends paid	(4,610,828)	(4,303,546)
Accumulated other comprehensive loss	(66,235)	(39,858)
Total stockholders’ equity	3,970,233	4,135,428
Noncontrolling interest	197,159	201,166
Total equity	4,167,392	4,336,594
Total liabilities and equity	$9,687,584	$9,796,124

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Rental income	$221,532	$194,817	$443,032	$386,994
Income from direct financing leases	259	259	517	519
Mortgage interest income	21,680	18,832	41,365	36,966
Other investment income	10,932	11,133	21,584	23,047
Miscellaneous income	1,992	238	2,921	1,441
Total operating revenues	256,395	225,279	509,419	448,967

Expenses
Depreciation and amortization	83,586	73,637	166,229	144,489
General and administrative	13,969	13,875	29,892	30,008
Real estate taxes	3,655	4,030	7,321	7,912
Acquisition and merger related costs	251	1,236	26	4,185
Impairment on real estate properties	11,988	5,709	15,627	5,709
(Recovery) impairment on direct financing leases	(752)	—	(752)	7,700
Provision for credit losses	15	—	1,501	—
Total operating expenses	112,712	98,487	219,844	200,003

Other operating income
Gain (loss) on assets sold – net	12,843	(267)	14,681	(264)
Operating income	156,526	126,525	304,256	248,700

Other income (expense)
Interest income and other – net	141	(191)	(593)	146
Interest expense	(52,791)	(48,380)	(105,532)	(96,480)
Interest – amortization of deferred financing costs	(2,461)	(2,238)	(4,922)	(4,476)
Realized gain (loss) on foreign exchange	1	(195)	(69)	(169)
Total other expense	(55,110)	(51,004)	(111,116)	(100,979)

Income before income tax expense and income from unconsolidated joint ventures	101,416	75,521	193,140	147,721
Income tax expense	(858)	(793)	(1,863)	(1,468)
Income from unconsolidated joint ventures	1,402	943	2,962	1,600
Net income	101,960	75,671	194,239	147,853
Net income attributable to noncontrolling interest	(2,653)	(2,530)	(5,017)	(5,010)
Net income available to common stockholders	$99,307	$73,141	$189,222	$142,843

Earnings per common share/unit available to common stockholders:
Basic:
Net income available to common stockholders	$0.44	$0.35	$0.83	$0.69
Diluted:
Net income	$0.43	$0.34	$0.83	$0.68

Weighted-average shares outstanding, basic	227,411	211,569	227,336	208,064
Weighted-average shares outstanding, diluted	234,523	220,479	234,515	217,002

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$101,960	$75,671	$194,239	$147,853
Other comprehensive (loss) income:
Foreign currency translation	(972)	(5,766)	(19,743)	(1,291)
Cash flow hedges	513	(5,384)	(7,331)	(8,087)
Total other comprehensive (loss) income	(459)	(11,150)	(27,074)	(9,378)
Comprehensive income	101,501	64,521	167,165	138,475
Comprehensive income attributable to noncontrolling interest	(2,641)	(2,158)	(4,320)	(4,699)
Comprehensive income attributable to common stockholders	$98,860	$62,363	$162,845	$133,776

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended June 30, 2020 and 2019

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Loss	Equity	Interest	Equity
Balance at March 31, 2020	$22,686	$5,997,561	$2,525,323	$(4,458,207)	$(65,788)	$4,021,575	$197,070	$4,218,645
Grant of restricted stock to company directors	1	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	4,623	—	—	—	4,623	—	4,623
Vesting/exercising of equity compensation plan, net of tax withholdings	4	(224)	—	—	—	(220)	—	(220)
Deferred compensation directors	—	59	—	—	—	59	—	59
Equity Program	—	(34)	—	—	—	(34)	—	(34)
Vesting/exercising of Omega OP Units	—	(2,825)	—	—	—	(2,825)	2,825	—
Common dividends declared ($0.67 per share)	—	—	—	(152,621)	—	(152,621)	—	(152,621)
Conversion and redemption of Omega OP Units to common stock	3	813	—	—	—	816	(816)	—
Omega OP Units distributions	—	—	—	—	—	—	(4,561)	(4,561)
Comprehensive income:
Foreign currency translation	—	—	—	—	(947)	(947)	(25)	(972)
Cash flow hedges	—	—	—	—	500	500	13	513
Net income	—	—	99,307	—	—	99,307	2,653	101,960
Total comprehensive income								101,501
Balance at June 30, 2020	$22,694	$5,999,972	$2,624,630	$(4,610,828)	$(66,235)	$3,970,233	$197,159	$4,167,392

Balance at March 31, 2019	$20,700	$5,240,714	$2,200,213	$(3,875,884)	$(39,941)	$3,545,802	$259,840	$3,805,642
Cumulative effect of accounting change	—	—	(8,198)	—	—	(8,198)	(292)	(8,490)
Balance at April 1, 2019	20,700	5,240,714	2,192,015	(3,875,884)	(39,941)	3,537,604	259,548	3,797,152
Grant of restricted stock to company directors	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	4,040	—	—	—	4,040	—	4,040
Vesting/exercising of equity compensation plan, net of tax withholdings	2	(680)	—	—	—	(678)	—	(678)
Dividend reinvestment and stock purchase plan	59	21,759	—	—	—	21,818	—	21,818
Deferred compensation directors	—	55	—	—	—	55	—	55
Equity Shelf Program	73	26,249	—	—	—	26,322	—	26,322
Issuance of common stock - merger related	748	280,880	—	—	—	281,628	—	281,628
Vesting/exercising of Omega OP Units	—	(2,102)	—	—	—	(2,102)	2,102	—
Common dividends declared ($0.66 per share)	—	—	—	(137,232)	—	(137,232)	—	(137,232)
Conversion and redemption of Omega OP Units to common stock	24	9,129	—	—	—	9,153	(9,153)	—
Omega OP Units distributions	—	—	—	—	—	—	(5,120)	(5,120)
Comprehensive income:
Foreign currency translation	—	—	—	—	(5,573)	(5,573)	(193)	(5,766)
Cash flow hedges	—	—	—	—	(5,205)	(5,205)	(179)	(5,384)
Net income	—	—	73,141	—	—	73,141	2,530	75,671
Total comprehensive income								64,521
Balance at June 30, 2019	$21,608	$5,580,042	$2,265,156	$(4,013,116)	$(50,719)	$3,802,971	$249,535	$4,052,506

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2020 and 2019

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Loss	Equity	Interest	Equity
Balance at December 31, 2019	$22,663	$5,992,733	$2,463,436	$(4,303,546)	$(39,858)	$4,135,428	$201,166	$4,336,594
Cumulative effect of accounting change (see Note 1)	—	—	(28,028)	—	—	(28,028)	(757)	(28,785)
	22,663	5,992,733	2,435,408	(4,303,546)	(39,858)	4,107,400	200,409	4,307,809
Grant of restricted stock to company directors	1	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	9,258	—	—	—	9,258	—	9,258
Vesting/exercising of equity compensation plan, net of tax withholdings	13	(3,382)	—	—	—	(3,369)	—	(3,369)
Dividend reinvestment and stock purchase plan	9	3,738	—	—	—	3,747	—	3,747
Deferred compensation directors	—	118	—	—	—	118	—	118
Equity Program	5	1,792	—	—	—	1,797	—	1,797
Common dividends declared ($1.34 per share)	—	—	—	(307,282)	—	(307,282)	—	(307,282)
Vesting/exercising of Omega OP units	—	(5,433)	—	—	—	(5,433)	5,433	—
Conversion and redemption of Omega OP Units to common stock	3	1,149	—	—	—	1,152	(1,152)	—
Omega OP Units distributions	—	—	—	—	—	—	(11,851)	(11,851)
Comprehensive income:
Foreign currency translation	—	—	—	—	(19,235)	(19,235)	(508)	(19,743)
Cash flow hedges	—	—	—	—	(7,142)	(7,142)	(189)	(7,331)
Net income	—	—	189,222	—	—	189,222	5,017	194,239
Total comprehensive income								167,165
Balance at June 30, 2020	$22,694	$5,999,972	$2,624,630	$(4,610,828)	$(66,235)	$3,970,233	$197,159	$4,167,392

Balance at December 31, 2018	$20,235	$5,074,544	$2,130,511	$(3,739,197)	$(41,652)	$3,444,441	$320,043	$3,764,484
Cumulative effect of accounting change	—	—	(8,198)	—	—	(8,198)	(292)	(8,490)
Balance at April 1, 2019	20,235	5,074,544	2,122,313	(3,739,197)	(41,652)	3,436,243	319,751	3,755,994
Grant of restricted stock to company directors	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	8,110	—	—	—	8,110	—	8,110
Vesting/exercising of equity compensation plan, net of tax withholdings	11	(2,968)	—	—	—	(2,957)	—	(2,957)
Dividend reinvestment and stock purchase plan	148	53,955	—	—	—	54,103	—	54,103
Deferred compensation directors	—	108	—	—	—	108	—	108
Equity Shelf Program	295	102,574	—	—	—	102,869	—	102,869
Issuance of common stock - merger related	748	280,880	—	—	—	281,628	—	281,628
Common dividends declared ($1.32 per share)	—	—	—	(273,919)	—	(273,919)	—	(273,919)
Vesting/exercising of Omega OP units	—	(2,400)	—	—	—	(2,400)	2,400	—
Conversion and redemption of Omega OP Units to common stock	169	65,241	—	—	—	65,410	(65,410)	—
Omega OP Units distributions	—	—	—	—	—	—	(12,133)	(12,133)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Comprehensive income:
Foreign currency translation	—	—	—	—	(1,252)	(1,252)	(39)	(1,291)
Cash flow hedges	—	—	—	—	(7,815)	(7,815)	(272)	(8,087)
Net income	—	—	142,843	—	—	142,843	5,010	147,853
Total comprehensive income								138,475
Balance at June 30, 2019	$21,608	$5,580,042	$2,265,156	$(4,013,116)	$(50,719)	$3,802,971	$249,535	$4,052,506

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	June 30,
	2020	2019
Cash flows from operating activities
Net income	$194,239	$147,853
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,229	144,489
Impairment on real estate properties	15,627	7,561
(Recovery) impairment on direct financing leases	(752)	7,700
Provision for rental income	1,205	7,959
Provision for credit losses	1,501	—
Interest – amortization of deferred financing costs	4,922	4,476
Accretion of direct financing leases	12	9
Stock-based compensation expense	9,258	8,598
(Gain) loss on assets sold – net	(14,681)	264
Amortization of acquired in-place leases – net	(4,798)	(3,386)
Effective yield receivable on mortgage notes	(146)	(343)
Interest paid-in-kind	(3,838)	(3,203)
Income from unconsolidated joint ventures	(1,739)	—
Change in operating assets and liabilities – net:
Contractual receivables	5,812	1,588
Straight-line rent receivables	(5,764)	(24,082)
Lease inducements	(24,245)	(15,494)
Other operating assets and liabilities	(13,398)	(18,577)
Net cash provided by operating activities	329,444	265,412
Cash flows from investing activities
Acquisition of a business, net of cash acquired	—	(59,616)
Acquisition of real estate	(25,935)	(6,397)
Acquisition deposit	—	(24,532)
Net proceeds from sale of real estate investments	56,117	9,048
Investments in construction in progress	(46,750)	(75,026)
Proceeds from direct financing lease and related trust	14,897	88,730
Placement of mortgage loans	(52,653)	(9,670)
Collection of mortgage principal	2,549	42,525
Investments in unconsolidated joint ventures	(1,971)	—
Distributions from unconsolidated joint ventures in excess of earnings	482	2,089
Capital improvements to real estate investments	(24,374)	(24,604)
Receipts from insurance proceeds	346	5,834
Investments in other investments	(67,692)	(13,729)
Proceeds from other investments	48,244	50,336
Net cash used in investing activities	(96,740)	(15,012)
Cash flows from financing activities
Proceeds from credit facility borrowings	762,466	681,000
Payments on credit facility borrowings	(666,000)	(779,100)
Receipts of other long-term borrowings	—	2,275
Payments of other long-term borrowings	(3,704)	—
Receipts from dividend reinvestment plan	3,747	54,103
Payments for exercised options and restricted stock	(3,369)	(3,195)
Net proceeds from issuance of common stock	1,797	102,869
Dividends paid	(307,164)	(273,811)
Noncontrolling members' contributions to consolidated joint venture	—	228
Distributions to Omega OP Unit Holders	(11,851)	(12,133)
Net cash used in financing activities	(224,078)	(227,764)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(441)	(169)
Increase in cash, cash equivalents and restricted cash	8,185	22,467
Cash, cash equivalents and restricted cash at beginning of period	33,380	11,671
Cash, cash equivalents and restricted cash at end of period	$41,565	$34,138

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$8,807,944	$8,985,994
Less accumulated depreciation	(1,902,587)	(1,787,425)
Real estate investments – net	6,905,357	7,198,569
Investments in direct financing leases – net	10,870	11,488
Mortgage notes receivable – net	886,029	773,563
	7,802,256	7,983,620
Other investments – net	434,653	419,228
Investments in unconsolidated joint ventures	195,546	199,884
Assets held for sale – net	70,516	4,922
Total investments	8,502,971	8,607,654

Cash and cash equivalents	37,022	24,117
Restricted cash	4,543	9,263
Contractual receivables – net	27,579	27,122
Other receivables and lease inducements	403,313	381,091
Goodwill	643,491	644,415
Other assets	68,665	102,462
Total assets	$9,687,584	$9,796,124

LIABILITIES AND OWNERS’ EQUITY
Term loan – net	$74,812	$74,763
Secured borrowings	385,976	389,680
Accrued expenses and other liabilities	218,942	245,406
Deferred income taxes	9,675	11,350
Intercompany loans payable	4,830,787	4,738,331
Total liabilities	5,520,192	5,459,530

Owners’ Equity:
General partners’ equity	3,970,233	4,135,428
Limited partners’ equity	196,949	200,950
Total owners’ equity	4,167,182	4,336,378
Noncontrolling interest	210	216
Total equity	4,167,392	4,336,594
Total liabilities and equity	$9,687,584	$9,796,124

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Rental income	$221,532	$194,817	$443,032	$386,994
Income from direct financing leases	259	259	517	519
Mortgage interest income	21,680	18,832	41,365	36,966
Other investment income	10,932	11,133	21,584	23,047
Miscellaneous income	1,992	238	2,921	1,441
Total operating revenues	256,395	225,279	509,419	448,967

Expenses
Depreciation and amortization	83,586	73,637	166,229	144,489
General and administrative	13,969	13,875	29,892	30,008
Real estate taxes	3,655	4,030	7,321	7,912
Acquisition and merger related costs	251	1,236	26	4,185
Impairment on real estate properties	11,988	5,709	15,627	5,709
(Recovery) impairment on direct financing leases	(752)	—	(752)	7,700
Provision for credit losses	15	—	1,501	—
Total operating expenses	112,712	98,487	219,844	200,003

Other operating income
Gain (loss) on assets sold – net	12,843	(267)	14,681	(264)
Operating income	156,526	126,525	304,256	248,700

Other income (expense)
Interest income and other – net	141	(191)	(593)	146
Interest expense	(52,791)	(48,380)	(105,532)	(96,480)
Interest – amortization of deferred financing costs	(2,461)	(2,238)	(4,922)	(4,476)
Realized gain (loss) on foreign exchange	1	(195)	(69)	(169)
Total other expense	(55,110)	(51,004)	(111,116)	(100,979)

Income before income tax expense and income from unconsolidated joint ventures	101,416	75,521	193,140	147,721
Income tax expense	(858)	(793)	(1,863)	(1,468)
Income from unconsolidated joint ventures	1,402	943	2,962	1,600
Net income	101,960	75,671	194,239	147,853
Net loss attributable to noncontrolling interest	3	—	6	—
Net income available to owners	$101,963	$75,671	$194,245	$147,853

Earnings per unit:
Basic:
Net income available to owners'	$0.44	$0.35	$0.83	$0.69
Diluted:
Net income	$0.43	$0.34	$0.83	$0.68

Weighted-average Omega OP Units outstanding, basic	233,493	218,887	233,369	215,362
Weighted-average Omega OP Units outstanding, diluted	234,523	220,479	234,515	217,002

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$101,960	$75,671	$194,239	$147,853
Other comprehensive (loss) income:
Foreign currency translation	(972)	(5,766)	(19,743)	(1,291)
Cash flow hedges	513	(5,384)	(7,331)	(8,087)
Total other comprehensive (loss) income	(459)	(11,150)	(27,074)	(9,378)
Comprehensive income	101,501	64,521	167,165	138,475
Comprehensive loss attributable to noncontrolling interest	3	—	6	—
Comprehensive income attributable to owners	$101,504	$64,521	$167,171	$138,475

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

Three Months Ended June 30, 2020 and 2019

Unaudited

(in thousands, except per unit amounts)

	General	Limited
	Partners’	Partners’	Total	General	Limited
	Omega	Omega	Omega	Partners’	Partners’	Total Owners'	Noncontrolling	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity	Interest	Equity
Balance at March 31, 2020	226,866	5,985	232,851	$4,021,575	$196,857	$4,218,432	$213	$4,218,645
Contributions from partners	77	—	77	5,244	—	5,244	—	5,244
Distributions to partners	—	—	—	(152,621)	(4,561)	(157,182)	—	(157,182)
Vesting/exercising of Omega OP Units	—	110	110	(2,825)	2,825	—	—	—
Omega OP Unit conversions	—	(27)	(27)	—	(816)	(816)	—	(816)
Comprehensive income
Foreign currency translation	—	—	—	(947)	(25)	(972)	—	(972)
Cash flow hedges	—	—	—	500	13	513	—	513
Net income (loss)	—	—	—	99,307	2,656	101,963	(3)	101,960
Total comprehensive income								101,501
Balance at June 30, 2020	226,943	6,068	233,011	$3,970,233	$196,949	$4,167,182	$210	$4,167,392

Balance at March 31, 2019	207,001	7,277	214,278	$3,545,802	$259,612	$3,805,414	$228	$3,805,642
Cumulative effect of accounting change	—	—	—	(8,198)	(292)	(8,490)	—	(8,490)
Balance at April 1, 2019	207,001	7,277	214,278	3,537,604	259,320	3,796,924	228	3,797,152
Contributions from partners	9,088	—	9,088	342,338	—	342,338	—	342,338
Distributions to partners	—	—	—	(137,232)	(5,120)	(142,352)	—	(142,352)
Vesting/exercising of Omega OP Units	—	54	54	(2,102)	2,102	—	—	—
Omega OP Unit conversions	—	(251)	(251)	—	(9,153)	(9,153)	—	(9,153)
Comprehensive income
Foreign currency translation	—	—	—	(5,573)	(193)	(5,766)	—	(5,766)
Cash flow hedges	—	—	—	(5,205)	(179)	(5,384)	—	(5,384)
Net income	—	—	—	73,141	2,530	75,671	—	75,671
Total comprehensive income								64,521
Balance at June 30, 2019	216,089	7,080	223,169	$3,802,971	$249,307	$4,052,278	$228	$4,052,506

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

Six Months Ended June 30, 2020 and 2019

Unaudited

(in thousands, except per unit amounts)

	General	Limited
	Partners’	Partners’	Total	General	Limited	Total
	Omega	Omega	Omega	Partners’	Partners’	Owners'	Noncontrolling	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity	Interest	Equity
Balance at December 31, 2019	226,631	5,931	232,562	$4,135,428	$200,950	$4,336,378	$216	$4,336,594
Cumulative effect of accounting change	—	—	—	(28,028)	(757)	(28,785)	—	(28,785)
	226,631	5,931	232,562	4,107,400	200,193	4,307,593	216	4,307,809
Contributions from partners	312	—	312	12,703	—	12,703	—	12,703
Distributions to partners	—	—	—	(307,282)	(11,851)	(319,133)	—	(319,133)
Vesting/exercising of Omega OP Units	—	172	172	(5,433)	5,433	—	—	—
Omega OP Unit conversions	—	(35)	(35)	—	(1,152)	(1,152)	—	(1,152)
Comprehensive income
Foreign currency translation	—	—	—	(19,235)	(508)	(19,743)	—	(19,743)
Cash flow hedges	—	—	—	(7,142)	(189)	(7,331)	—	(7,331)
Net income (loss)	—	—	—	189,222	5,023	194,245	(6)	194,239
Total comprehensive income								167,165
Balance at June 30, 2020	226,943	6,068	233,011	$3,970,233	$196,949	$4,167,182	$210	$4,167,392

Balance at December 31, 2018	202,346	8,714	211,060	$3,444,441	$320,043	$3,764,484	$—	$3,764,484
Cumulative effect of accounting change	—	—	—	(8,198)	(292)	(8,490)	—	(8,490)
Balance at April 1, 2019	202,346	8,714	211,060	3,436,243	319,751	3,755,994	—	3,755,994
Contributions from partners	13,743	—	13,743	509,271	—	509,271	—	509,271
Distributions to partners	—	—	—	(273,919)	(12,133)	(286,052)	—	(286,052)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Vesting/exercising of Omega OP Units	—	63	63	(2,400)	2,400	—	—	—
Omega OP Unit conversions	—	(1,697)	(1,697)	—	(65,410)	(65,410)	—	(65,410)
Comprehensive income
Foreign currency translation	—	—	—	(1,252)	(39)	(1,291)	—	(1,291)
Cash flow hedges	—	—	—	(7,815)	(272)	(8,087)	—	(8,087)
Net income	—	—	—	142,843	5,010	147,853	—	147,853
Total comprehensive income								138,475
Balance at June 30, 2019	216,089	7,080	223,169	$3,802,971	$249,307	$4,052,278	$228	$4,052,506

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income	$194,239	$147,853
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,229	144,489
Impairment on real estate properties	15,627	7,561
(Recovery) impairment loss on direct financing leases	(752)	7,700
Provision for rental income	1,205	7,959
Provision for credit losses	1,501	—
Interest – amortization of deferred financing costs	4,922	4,476
Accretion of direct financing leases	12	9
Stock-based compensation expense	9,258	8,598
(Gain) loss on assets sold – net	(14,681)	264
Amortization of acquired in-place leases – net	(4,798)	(3,386)
Effective yield receivable on mortgage notes	(146)	(343)
Interest paid-in-kind	(3,838)	(3,203)
Income from unconsolidated joint ventures	(1,739)	—
Change in operating assets and liabilities – net:
Contractual receivables	5,812	1,588
Straight-line rent receivables	(5,764)	(24,082)
Lease inducements	(24,245)	(15,494)
Other operating assets and liabilities	(13,398)	(18,577)
Net cash provided by operating activities	329,444	265,412
Cash flows from investing activities
Acquisition of a business, net of cash acquired	—	(59,616)
Acquisition of real estate	(25,935)	(6,397)
Acquisition deposit	—	(24,532)
Net proceeds from sale of real estate investments	56,117	9,048
Investments in construction in progress	(46,750)	(75,026)
Proceeds from direct financing lease and related trust	14,897	88,730
Placement of mortgage loans	(52,653)	(9,670)
Collection of mortgage principal	2,549	42,525
Investments in unconsolidated joint ventures	(1,971)	—
Distributions from unconsolidated joint ventures in excess of earnings	482	2,089
Capital improvements to real estate investments	(24,374)	(24,604)
Receipts from insurance proceeds	346	5,834
Investments in other investments	(67,692)	(13,729)
Proceeds from other investments	48,244	50,336
Net cash used in investing activities	(96,740)	(15,012)
Cash flows from financing activities
Repayments of secured borrowing	(3,704)	—
Proceeds from intercompany loans payable to Omega	762,466	683,275
Repayment of intercompany loans payable to Omega	(666,000)	(779,100)
Noncontrolling members' contributions to consolidated joint venture	—	228
Equity contributions from general partners	2,175	153,777
Distributions to general partners	(307,164)	(273,811)
Distributions to limited partners	(11,851)	(12,133)
Net cash used in financing activities	(224,078)	(227,764)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(441)	(169)
Increase in cash, cash equivalents and restricted cash	8,185	22,467
Cash, cash equivalents and restricted cash at beginning of period	33,380	11,671
Cash, cash equivalents and restricted cash at end of period	$41,565	$34,138

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2020

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of June 30, 2020, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the outstanding Omega OP Units.

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

Risks and Uncertainties

The Company is subject to certain risks and uncertainties affecting the healthcare industry, including those stemming from the 2019 novel coronavirus (“COVID-19”) global pandemic described below, which has disproportionately impacted the senior care sector, as  well as, those stemming from healthcare legislation and changing regulation by federal, state and local governments, including those driven by the COVID-19 pandemic. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the rising cost of healthcare services.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has led governments and other authorities in the U.S., U.K. and around the world to impose measures intended to control its spread, including but not limited to, the mandated use of personal protective equipment, restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, etc.  While certain regions have entered various phases of reopening, there continues to be a wide range of government restrictions in place and uncertainty around the potential duration of the pandemic.  As of July 16, 2020, less than half of our facilities have reported a positive case of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment and processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the pandemic, including potential patient litigation and decreased demand for their services.  The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19 and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is changing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

As of June 30, 2020, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entity.

Real Estate Investments and Depreciation

The costs of significant improvements, renovations and replacements, including interest are capitalized. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Expenditures for maintenance and repairs are charged to operations as they are incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings, eight to 15 years for site improvements, and three to 10 years for furniture and equipment. Leasehold interests are amortized over the shorter of the estimated useful life or term of the lease.

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

For the three months ended June 30, 2020 and 2019, we recognized impairment on real estate properties of approximately $12.0 million and $5.7 million, respectively.  For the six months ended June 30, 2020 and 2019, we recognized impairment on real estate properties of approximately $15.6 million and $5.7 million, respectively.

In July of 2020, we executed a Forbearance and Transition Agreement with Daybreak which, among other things, sets forth the parties’ plan to sell or re-lease the Daybreak portfolio, which plan contemplates the potential sale of 28 facilities currently leased to Daybreak to a non-Omega party for $100 million, and the Company’s agreement to forbear from exercising certain default remedies during the transition period. As of June 30, 2020, the 28 facilities have a net book value of approximately $147 million.  As of August 7, 2020, we have not entered into a definitive agreement for the sale of these facilities.  We evaluated the facilities for impairment as of June 30, 2020 and concluded that the facilities were not currently impaired, as we believe our projected probability-weighted cash flows exceeded the current net book value of the 28 facilities.  In projecting the probability-weighted cash flows, we considered the potential sale of the facilities for $100 million and the potential transition of the facilities to other operators to the extent that the sale to the third party does not ultimately close.  As of June 30, 2020, we estimated a lower probability of the contemplated sale due to lack of a definitive sale agreement and evidence of buyer financing.  To the extent that our assessment of the probability of a potential sale increases in the future, we may be required to record an impairment of approximately $47 million on the 28 facilities to reduce the net book value of the 28 facilities to their estimated fair value or fair value less cost to sell and/or record a loss on the sale.

On May 26, 2020, we executed an Agreement of Purchase and Sale to sell an acute care hospital located in Nevada to an unrelated third-party for $56.5 million.  Pursuant to the Agreement of Purchase and Sale, the sale remains subject to a 60-day due diligence period which expired in July 2020. During the second quarter of 2020, we recorded an impairment of approximately $2.2 million related to this facility to reduce its net book value to its fair value less costs to sell of approximately $55.3 million and reclassified the facility to assets held for sale. In July of 2020, we agreed with the third-party buyer to lower the purchase price to approximately $49.0 million.  The reduction in the purchase price will result in   an additional impairment and/or loss on sale of approximately $7.4 million during the third quarter of 2020.

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

We account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impaired loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost-recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of June 30, 2020 and December 31, 2019, we had $35.1 million and $5.1 million, respectively, of reserves on our loans. For additional information see “Accounting Pronouncements Adopted in 2020,” Note 3 – Direct Financing Leases, Note 4 – Mortgage Notes Receivable, and Note 5 – Other Investments.

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

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. Omega recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At June 30, 2020 and December 31, 2019, the fair value of certain qualifying cash flow hedges was $13.5 million and $3.7 million, respectively, and are included in accrued expenses and other liabilities on our Consolidated Balance Sheets.  At June 30, 2020, the fair value of certain qualifying cash flow hedges was $2.4 million and is included in other assets on our Consolidated Balance Sheets.

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

A summary of our net receivables by type is as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)

Contractual receivables – net	$27,579	$27,122

Effective yield interest receivables	$12,768	$12,914
Straight-line rent receivables	273,672	275,549
Lease inducements	116,873	92,628
Other receivables and lease inducements	$403,313	$381,091

During the first quarter of 2020, we provided approximately $16.0 million of funding to four operators, which was accounted for as lease inducements. Of the $16.0 million, $12.9 million was funded to an operator for development and start-up related costs.

During the second quarter of 2020, we provided approximately $12.9 million of funding to three operators, which was accounted for as lease inducements. Of the $12.9 million, $11.0 million was funded to an operator for development and start-up related costs.

Reclassification

The  six months ended June 30, 2019 Consolidated Statements of Changes in Equity and the six months ended June 30, 2019 Consolidated Statements of Changes in Owners’ Equity have been reclassified to conform to current period presentation.

Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.   ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842.  We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach and we recorded an initial $28.8 million allowance for expected credit losses with a corresponding adjustment to equity.

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

Amortized Cost Basis By Year of Origination and Credit Quality Indicator

Rating	Financial Statement Line Item	2020	2019	2018	2017	2016	2015	2014 & older	Revolving Loans	Balance as of June 30, 2020
		(in thousands)
1	Mortgage Notes Receivable	$-	$-	$-	$-	$-	$67,747	$-	$-	$67,747
2	Mortgage Notes Receivable	43,150	-	-	-	-	-	-	-	43,150
3	Mortgage Notes Receivable	-	-	-	-	-	-	35,964	-	35,964
4	Mortgage Notes Receivable	88,259	12,117	44,356	44,431	35,396	9,374	500,821	-	734,754
5	Mortgage Notes Receivable	-	-	19,000	754	-	-	7,971	-	27,725
6	Mortgage Notes Receivable	-	-	-	-	-	-	6,377	-	6,377
	Sub-total	131,409	12,117	63,356	45,185	35,396	77,121	551,133	-	915,717

3	Investment in Direct Financing Leases	-	-	-	-	-	11,476	-	-	11,476
	Sub-total	-	-	-	-	-	11,476	-	-	11,476

1	Other Investments	17,556	-	-	-	-	-	-	-	17,556
2	Other Investments	-	-	-	-	-	2,082	-	27,265	29,347
3	Other Investments	-	23,002	33,076	-	-	411	4,300	75,084	135,873
4	Other Investments	3,500	14,402	111,258	-	85,930	-	-	5,000	220,090
5	Other Investments	266	21,994	14,361	-	-	-	-	-	36,621
	Sub-total	21,322	59,398	158,695	-	85,930	2,493	4,300	107,349	439,487

Total		$152,731	$71,515	$222,051	$45,185	$121,326	$91,090	$555,433	$107,349	$1,366,680

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

Allowance for Credit Loss

Segment	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2019	Allowance for Credit Loss on January 1, 2020	Provision for Credit Loss for the three months ended June 30, 2020	Provision for Credit Loss for the six months ended June 30, 2020	Allowance for Credit Loss as of June 30, 2020
		(in thousands)
Segment A-4	Mortgage Notes Receivable	$-	$19,293	$2,704	$3,774	$23,067
Segment B-3	Mortgage Notes Receivable	-	901	(106)	(74)	827
Segment C-5	Mortgage Notes Receivable	-	829	(396)	(409)	420
Segment E-6	Mortgage Notes Receivable	4,905	363	(93)	(27)	5,241
Segment F-2	Mortgage Notes Receivable	-	-	133	133	133
	Sub-total	4,905	21,386	2,242	3,397	29,688

Segment A-3	Investment in Direct Financing Leases	217	611	(26)	(5)	606
	Sub-total	217	611	(26)	(5)	606

Segment A-4	Other Investments	-	3,158	(983)	(826)	2,332
Segment B-3	Other Investments	-	1,434	(441)	(412)	1,022
Segment C-2	Other Investments	-	195	(61)	(71)	124
Segment D-5	Other Investments	-	1,901	(705)	(545)	1,356
	Sub-total	-	6,688	(2,190)	(1,854)	4,834

Segment A-4	Off-Balance Sheet Commitments	-	100	(11)	(37)	63
	Sub-total	-	100	(11)	(37)	63

	Total	$5,122	$28,785	$15	$1,501	$35,191

As of June 30, 2020, $13.6 million of contractual interest receivable is recorded in contractual receivables – net on our Consolidated Balance Sheets.  No interest receivable has been reserved for during the six month period ended June 30, 2020.  We have elected the practical expedient to exclude interest receivable from our allowance for credit losses.  We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible.

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

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

A summary of our investments in real estate properties subject to operating leases is as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Buildings	$6,864,761	$7,056,106
Land	883,618	901,246
Furniture and equipment	520,439	515,421
Site improvements	305,392	287,655
Construction in progress	233,734	225,566
Total real estate investments	8,807,944	8,985,994
Less accumulated depreciation	(1,902,587)	(1,787,425)
Real estate investments – net	$6,905,357	$7,198,569

At June 30, 2020, our leased real estate properties included 766 SNFs, 114 ALFs, 28 specialty facilities and two MOBs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Rental income – operating leases	$217,620	$192,026	$435,960	$380,428
Variable lease income – operating leases	3,912	2,791	7,072	6,566
Total lease income	$221,532	$194,817	$443,032	$386,994

The following tables summarize the significant asset acquisitions that occurred during the first six months of 2020:

	Number of					Total		Building & Site	Furniture	Initial
	Facilities				Country/	Investment	Land	Improvements	& Equipment	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)				Cash Yield(1)
Q1	—	2	—	—	UK	$12.1	$3.6	$8.0	$0.5	8.00%
Q1	1	—	—	—	IN	7.0	0.7	5.8	0.5	9.50%
Q2	1	—	—	—	OH	6.9	0.8	5.5	0.6	9.50%
Total	2	2	—	—		$26.0	$5.1	$19.3	$1.6
(1)	The initial annual cash yield reflects the initial annual cash rent divided by the purchase price.

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

Our purchase price allocation was finalized during the second quarter of 2020, with no material adjustments recorded. The following table highlights the final fair value of the assets acquired and liabilities assumed on May 17, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate investments	$440,690
Mortgage notes receivable	108,097
Other investments	19,192
Investment in unconsolidated joint venture	73,834
Cash	4,067
Contractual receivables	1,002
Other assets (1)	7,698
Total investments	654,580
Debt	(285,100)
Accrued expenses and other liabilities (2)	(23,931)
Fair value of net assets acquired	$345,549
(1)	Includes approximately $2.5 million in above market lease assets.
(2)	Includes approximately $1.1 million in below market lease liabilities.

The MedEquities facilities acquired in 2019 are included in our results of operations from the date of acquisition. For the three and six months ended June 30, 2020, we recognized approximately $13 million and $26 million, respectively of total revenue from the assets acquired in connection with the MedEquities Merger.

Pro Forma Acquisition Results

The following unaudited pro forma information presents consolidated financial information as if the MedEquities Merger occurred on January 1, 2019.  In the opinion of management, all significant necessary adjustments to reflect the effect of the merger have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts, unaudited)

Pro forma revenues	$256,395	$232,492	$509,419	$470,455
Pro forma net income	$101,960	$79,107	$194,239	$158,126

Earnings per share – diluted:
Net income – as reported	$0.43	$0.34	$0.83	$0.68
Net income – pro forma	$0.43	$0.35	$0.83	$0.71

Asset Sales and Impairments

During the first quarter of 2020, we sold six facilities subject to operating leases for approximately $18.1 million in net cash proceeds recognizing a net gain of approximately $1.8 million.  In addition, we recorded impairments on three facilities of approximately $3.6 million (one was subsequently reclassified to assets held for sale).

During the second quarter of 2020, we sold 15 facilities subject to operating leases and one facility subject to a direct financing lease for approximately $38.0 million in net cash proceeds recognizing a net gain of approximately $12.8 million.  In addition, we recorded impairments on 10 facilities of approximately $12.0 million (two were subsequently reclassified to assets held for sale).

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

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Minimum lease payments receivable	$26,481	$27,227
Less unearned income	(15,005)	(15,522)
Investment in direct financing leases	11,476	11,705
Less allowance for credit losses on direct financing leases	(606)	(217)
Investment in direct financing leases – net	$10,870	$11,488

Properties subject to direct financing leases	1	2
Number of direct financing leases	1	2

In June 2020, we received approximately $14.9 million from the Orianna Health Systems Distribution Trust (the “Trust”) as part of its final liquidation. As of December 31, 2019, our remaining receivable was approximately $14.1 million which was recorded in other assets on our Consolidated Balance Sheets.  Approximately $0.8 million of the overall proceeds were recorded in recovery (impairment) of direct financing leases on our Consolidated Statements of Operations for the three and six months ended June 30, 2020.

In March 2019, we received updated information from the Trust indicating diminished collectability of the accounts receivable owed to us.  As a result, we recorded an additional $7.7 million allowance during the three months ended March 31, 2019.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of June 30, 2020, mortgage notes receivable relate to ten fixed rate mortgage notes on 64 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states that are operated by seven independent healthcare operating companies. We monitor compliance with the terms of our mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Mortgage note due 2027; interest at 10.59%	$112,500	$112,500
Mortgage notes due 2029; interest at 10.37%(1)	665,403	526,520
Other mortgage notes outstanding(2)	137,814	139,448
Mortgage notes receivable, gross	915,717	778,468
Allowance for credit losses on mortgage notes receivable	(29,688)	(4,905)
Total mortgages — net	$886,029	$773,563
(1)	Approximates the weighted average interest rate on 47 facilities as of June 30, 2020. Two notes totaling approximately $23.6 million are construction mortgages with maturities in 2021. Two mortgages notes totaling $43.1 million mature in 2021 and the remaining loan balance matures in 2029.
(2)	Other mortgages outstanding have a weighted average interest rate of 9.47% per annum as of June 30, 2020 and maturity dates through 2028.

$665 Million Mortgage Notes due 2029

On May 1, 2020, we amended our initial $415 million amortizing master mortgage (the “Master Mortgage”) with Ciena Healthcare (“Ciena”) to (i) increase the interest rate on the Master Mortgage to 10.67% per annum and (ii) add an additional $83.5 million mortgage note related to eight SNFs and one ALF located in Michigan.  These nine facilities were formerly leased to Ciena and were sold to Ciena in a noncash transaction that closed on May 1, 2020 and we retained the first mortgage.  In connection with this sale, we recorded a loss of $3.6 million related to the write-off of the nine facilities’ straight-line rent receivable. The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 10.31% which increases each year by 2%.  As of June 30, 2020, the outstanding principal balance of this mortgage note is approximately $83.4 million.

In June 2020, we entered into a loan agreement with subsidiaries of Ciena to provide $43.2 million of mortgage notes related to two SNFs located in Ohio.  The mortgage notes mature on June 30, 2021 and bear an initial annual interest rate of 9.5%.  As of June 30, 2020, the outstanding principal balance of these mortgage notes is approximately $43.2 million.  As of June 30, 2020, our total outstanding mortgages notes receivable with Ciena total $665.4 million.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Other investment notes due 2021; interest at 13.11% (1)	$80,294	$77,087
Other investment notes due 2021-2025; interest at 8.25% (1)	62,187	58,687
Other investment note due 2023; interest at 12.00%	52,343	52,213
Other investment notes due 2023; interest at 7.32% (1)	65,000	65,000
Other investment notes outstanding (2)	179,663	166,241
Total other investments, gross	439,487	419,228
Allowance for credit losses on other investments	(4,834)	—
Total other investments - net	$434,653	$419,228
(1)	Approximate weighted average interest rate as of June 30, 2020.
(2)	Other investment notes have a weighted average interest rate of 7.96% as of June 30, 2020 and maturity dates through 2028.

Other Investment Notes due 2021-2025

On February 28, 2020, we provided an affiliate of Agemo Holdings LLC (“Agemo”) a $3.5 million term loan bearing interest at a fixed rate of 10% per annum and maturing on February 28, 2021.  As of June 30, 2020, $3.5 million is outstanding on this term loan.  Our total loans outstanding with Agemo and its affiliates at June 30, 2020 approximate $62.2 million.

Other Investment Notes Outstanding

On April 17, 2020, we provided a $17.6 million unsecured loan to a subsidiary of Second Spring Healthcare Investments (an entity in which we have an approximate 15% ownership interest, see Note 7 – Investment in Joint Ventures).  The loan bears interest at the greater of the prime interest rate or 3-month LIBOR plus 2.75% per annum and is due on demand.  As of June 30, 2020, the loan bears interest at 3.25% per annum and has a total outstanding balance of $17.6 million.

NOTE 6 – VARIABLE INTEREST ENTITIES

As of June 30, 2020 and December 31, 2019, Agemo is a VIE.  Below is a summary of our assets and collateral associated with this operator as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(in thousands)
Assets
Real estate investments – net	$380,115	$403,389
Other investments	62,187	58,687
Contractual receivables	18,170	18,113
Straight-line rent receivables	50,537	46,247
Lease inducement	9,469	6,810
Subtotal	520,478	533,246

Collateral
Letters of credit	(9,253)	(9,253)
Personal guarantee	(8,000)	(8,000)
Other collateral	(380,115)	(403,389)
Subtotal	(397,368)	(420,642)

Maximum exposure to loss	$123,110	$112,604

In determining our maximum exposure to loss from the VIE, we considered the underlying value of the real estate subject to leases with the operator and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any. See Note 5 – Other Investments regarding the terms of the other investments with Agemo and Note 16 – Commitments and Contingencies, regarding our commitment to provide capital expenditure funding to our operators which includes Agemo.  In May 2018, we reached an out-of-court restructuring agreement with Agemo that provided for the deferral of rent, the extension of the maturity of our lease and loans, and a working capital loan.  If Agemo is unable to meet their contractual obligations to us, we may be required to account for rental income from them on a cash basis and reserve approximately $78.2 million of contractual receivables, straight-line rent receivables and lease inducements.

The table below reflects our total revenues from Agemo for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Revenue
Rental income	$14,814	$15,558	$30,101	$30,329
Other investment income	1,297	1,093	2,538	2,127
Total (1)	$16,111	$16,651	$32,639	$32,456
(1)	For the three months ended June 30, 2020 and 2019, we received cash from Agemo of approximately $13.1 million and $13.2 million, respectively, pursuant to our lease and other investment agreements. For the six months ended June 30, 2020 and 2019, we received cash from Agemo of approximately $26.8 million and $26.2 million, respectively, pursuant to our lease and other investment agreements.

NOTE 7 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in the following entities that are accounted for under the equity method (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment	Initial	Facility	Facilities at	June 30,	December 31,
Entity (1)%		Date	Investment(2)	Type	6/30/2020	2020	2019
Second Spring Healthcare Investments(3)	15%	11/1/2016	$50,032	SNF	31	$23,795	$22,504
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	72,791	73,273
Cindat Joint Venture	49%	12/18/2019	105,585	ALF	67	98,766	103,976
OMG Senior Housing, LLC	50%	12/6/2019	—	ILF	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	348	N/A	N/A	194	131
			$229,799			$195,546	$199,884
(1)	These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture.
(2)	Our initial investment includes our transaction costs, if any.
(3)	The Company made a loan of $17.6 million to the venture which is included in other investments. See Note 5 – Other Investments.

The following table reflects our income (loss) from unconsolidated joint ventures for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2020	2019	2020	2019

	(in thousands)
Second Spring Healthcare Investments	$712	$650	$1,281	$1,307
Lakeway Realty, L.L.C.	613	293	1,223	293
Cindat Joint Venture	244	—	891	—
OMG Senior Housing, LLC	(118)	—	(279)	—
OH CHS SNP, Inc.	(49)	—	(154)	—
Total	$1,402	$943	$2,962	$1,600

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided.  For the three months ended June 30, 2020 and 2019, we recognized approximately $0.5 million and $0.3 million, respectively of asset management fees.   For the six months ended June 30, 2020 and 2019, we recognized approximately $0.7 million and $0.5 million, respectively of asset management fees.  These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of	Net Book Value
	Properties	(in thousands)
December 31, 2019	6	$4,922
Properties sold (1)	(4)	(4,341)
Properties added (2)	6	23,544
March 31, 2020	8	$24,125
Properties sold (1)	(5)	(19,910)
Properties added (2)	3	66,301
June 30, 2020 (3)	6	70,516
(1)	In the first quarter of 2020, we sold four facilities for approximately $4.2 million in net cash proceeds recognizing a net loss on sale of approximately $0.5 million. In the second quarter of 2020, we sold five facilities for approximately $38.4 million in net cash proceeds recognizing a net gain on sale of approximately $16.7 million.
(2)	In the first quarter of 2020, we recorded approximately $1.9 million of impairment expense to reduce one facility’s book value to its estimated fair value less costs to sell before it was reclassified to assets held for sale. In the second quarter of 2020, we recorded approximately $2.6 million of impairment expense to reduce two facilities’ book value to their estimated fair value less costs to sell before they were reclassified to assets held for sale.

(3) We plan to sell the facilities classified as assets held for sale at June 30, 2020 within the next twelve months.

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(in thousands)
Assets:
Goodwill	$643,491	$644,415

Above market leases	$24,920	$49,240
Accumulated amortization	(20,346)	(21,227)
Net intangible assets	$4,574	$28,013

Liabilities:
Below market leases	$140,884	$147,292
Accumulated amortization	(91,070)	(87,154)
Net intangible liabilities	$49,814	$60,138

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

For the three months ended June 30, 2020 and 2019, our net amortization related to intangibles was $3.5 million and $1.6 million, respectively.  For the six months ended June 30, 2020 and 2019, our net amortization related to intangibles was $4.8 million and $3.4 million, respectively.  The estimated net amortization related to these intangibles for the remainder of 2020 and the subsequent four years is as follows: remainder of 2020 – $3.1 million; 2021 – $6.2 million; 2022 – $5.9 million; 2023 – $5.7 million and 2024 – $5.6 million. As of June 30, 2020, the weighted average remaining amortization period of above market lease assets is eight years and below market lease liabilities is approximately eight years.

The following is a summary of our goodwill as of June 30, 2020:

(in thousands)
Balance as of December 31, 2019	$644,415
Less: foreign currency translation	(924)
Balance as of June 30, 2020	$643,491

NOTE 10 – CONCENTRATION OF RISK

As of June 30, 2020, our portfolio of real estate investments consisted of 981 healthcare facilities, located in 40 states and the U.K. and operated by 69 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.8 billion at June 30, 2020, with approximately 97% of our real estate investments related to healthcare facilities. Our portfolio is made up of 767 SNFs, 114 ALFs, 28 specialty facilities, two medical office buildings, fixed rate mortgages on 57 SNFs, three ALFs and four specialty facilities and six facilities that are held for sale. At June 30, 2020, we also held other investments of approximately $434.7 million, consisting primarily of secured loans to third-party operators of our facilities and $195.5 million of investments in five unconsolidated joint ventures.

At June 30, 2020 we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”). Ciena also generated approximately 10% of our total revenues for the three and six months ended June 30, 2020.  Ciena generated approximately 11% of our total revenues for the three and six months ended June 30, 2019.  At June 30, 2020, the three states in which we had our highest concentration of investments were Florida (14%), Texas (9%) and Michigan (7%).

NOTE 11 – STOCKHOLDERS’/OWNERS’ EQUITY

$200 Million Stock Repurchase Program

On March 20, 2020, Omega’s Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock from time to time over the twelve months ending March 20, 2021. We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions or in any other manner as determined by Omega’s management and in accordance with applicable law.  The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations.  Omega has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any of its outstanding common stock during the six months ended June 30, 2020.

Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
January 31, 2020	February 14, 2020	$0.67
April 30, 2020	May 15, 2020	$0.67
July 31, 2020	August 14, 2020	$0.67

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

$500 Million Equity Shelf Program

For the three months ended June 30, 2020, no shares were issued under our $500 Million Equity Shelf Program.   For the three months ended June 30, 2019, we issued approximately 0.7 million shares of our common stock at an average price of $35.90 per share, net of issuance costs, generating net proceeds of $26.3 million under our $500 Million Equity Shelf Program.  For the six months ended June 30, 2020 and 2019, we issued approximately 49 thousand and 3.0 million, respectively, shares of our common stock at an average price of $36.18 per share and $34.82 per share, respectively, net of issuance costs, generating net proceeds of $1.8 million and $102.9 million, respectively, under our $500 Million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

On March 23, 2020, we announced that we suspended our Dividend Reinvestment and Common Stock Purchase Plan. For the three months ended June 30, 2020, no shares were issued under our Dividend Reinvestment and Common Stock Purchase Plan. For the three months ended June 30, 2019, we issued approximately 0.6 million shares of our common stock at an average price of $37.02 per share through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $21.8 million. For the six months ended June 30, 2020 and 2019, we issued approximately 90 thousand and 1.5 million, respectively, shares of our common stock at an average price of $41.80 per share and $36.52 per share, respectively, through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $3.7 million and $54.1 million, respectively.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(67,058)	$(40,909)	$(35,100)	$(47,704)
Translation loss	(1,738)	(8,611)	(33,626)	(1,842)
Realized gain (loss)	1	(195)	(69)	(169)
Ending balance	(68,795)	(49,715)	(68,795)	(49,715)

Derivative Instruments:
Cash flow hedges:
Beginning balance	(10,213)	1,291	(2,369)	3,994
Unrealized gain (loss)	1,704	(5,728)	(5,823)	(8,739)
Realized (loss) gain (1)	(1,190)	344	(1,507)	652
Ending balance	(9,699)	(4,093)	(9,699)	(4,093)
Net investment hedge:
Beginning balance	8,767	(2,250)	(4,420)	70
Unrealized gain	766	3,040	13,953	720
Ending balance	9,533	790	9,533	790
Total accumulated other comprehensive loss for Omega OP(2)	(68,961)	(53,018)	(68,961)	(53,018)
Add: portion included in noncontrolling interest	2,726	2,299	2,726	2,299
Total accumulated other comprehensive loss for Omega	$(66,235)	$(50,719)	$(66,235)	$(50,719)
(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in Owners’ Equity.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for certain of our active subsidiaries to be treated as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates.  Our foreign TSRs are subject to foreign income taxes. As of June 30, 2020, one of our TRSs that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.7 million. Up to 100% of the net operating loss carry-forwards arising in taxable years ending prior to January 1, 2018, may be used to reduce taxable income for any taxable year during the eligible carry-forward period.  Changes made by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) limited the amount of net operating loss (“NOL”) carry-forward arising in tax years ending subsequent to December 31, 2018, to reduce 80% of taxable income for any taxable year during the eligible carry-forward period.  Our NOL carry-forward was fully reserved as of June 30, 2020, with a valuation allowance due to uncertainties regarding realization.  Under current law, our NOL carryforwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our net operating loss carryforward generated in our taxable years ended December 31, 2019 and December 31, 2018 may be carried forward indefinitely.  However, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modified the NOL carryback rules and deferred the application for the NOL carry-forward rules.

The CARES Act signed into law on March 27, 2020 modified the NOL carryforward rules applicable to certain of the NOL carryforwards possessed by our TRSs. First, the CARES Act defers the application of 80% of taxable income limitation, which was added to the Code by the 2017 Act, to our TRSs until their taxable years ended December 31, 2021, in addition to modifying the computation of the 80% limitation. Additionally, the CARES Act permits the carryback of NOLs generated by our TRSs in 2018, 2019, and 2020 for up to five years to offset taxable income reported in any of those prior tax years and recover income taxes paid in such prior tax years. Other provisions of the CARES Act may also impact the computation of taxable income by any of our TRSs or Omega and Omega OP. The modifications to the NOL carryback rules do not permit the carryback of a NOL by a REIT and, thus, will not impact Omega. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs. We also do not expect that Omega or any Omega entity, including our TRSs, will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act.

For the three months ended June 30, 2020 and 2019, we recorded approximately $0.2 million and $0.3 million, respectively, of state and local income tax provisions.  For the six months ended June 30, 2020 and 2019, we recorded approximately $0.6 million and $0.4 million, respectively, of state and local income tax provisions.  For the three months ended June 30, 2020 and 2019, we recorded approximately $0.7 million and $0.5 million, respectively, of tax provisions for foreign income taxes.  For the six months ended June 30, 2020 and 2019, we recorded approximately $1.3 million and $1.1 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

NOTE 13 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Stock-based compensation expense	$4,623	$4,040	$9,258	$8,110

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

NOTE 14 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		June 30,	June 30,	December 31,
	Maturity	2020	2020	2019

			(in thousands)
Secured borrowings:
HUD mortgages(1)(5)	2046-2052	3.01%	$383,701	$387,405
Term loan(2)(5)	2021	3.25%	2,275	2,275
			385,976	389,680
Unsecured borrowings:
Revolving line of credit(3)	2021	1.39%	216,434	125,000

U.S. term loan	2022	1.63%	350,000	350,000
Sterling term loan(4)	2022	1.54%	123,560	132,480
Omega OP term loan(5)	2022	3.29%	75,000	75,000
2015 term loan	2022	3.80%	250,000	250,000
Deferred financing costs – net(6)			(2,211)	(2,742)
Total term loans – net			796,349	804,738

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.950%	400,000	400,000
2025 notes	2025	4.500%	400,000	400,000
2026 notes	2026	5.250%	600,000	600,000
2027 notes	2027	4.500%	700,000	700,000
2028 notes	2028	4.750%	550,000	550,000
2029 notes	2029	3.625%	500,000	500,000
Subordinated debt	2021	9.000%	20,000	13,541
Discount – net			(21,395)	(23,041)
Deferred financing costs – net			(21,806)	(23,778)
Total senior notes and other unsecured borrowings – net			3,826,799	3,816,722

Total unsecured borrowings – net			4,839,582	4,746,460

Total secured and unsecured borrowings – net(7)			$5,225,558	$5,136,140
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at June 30, 2020; secured by real estate assets with a net carrying value of $603.7 million as of June 30, 2020.
(2)	Borrowing is the debt of a consolidated joint venture.
(3)	During the first quarter of 2020, we drew approximately $300 million on our existing $1.25 billion revolving credit facility as a precautionary measure due to the COVID-19 outbreak. This borrowing was included in cash and cash equivalents on our Consolidated Balance Sheets as of March 31, 2020. We repaid this $300 million borrowing in June 2020.
(4)	Actual borrowing in British Pounds Sterling and remeasured to USD.
(5)	Omega OP or wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(6)	Includes $0.2 million of net deferred financing costs related to the Omega OP term loan as of June 30, 2020.
(7)	All borrowings are direct borrowings of Omega unless otherwise noted.

Subordinated Debt

In connection with a 2010 acquisition, we assumed five separate $4.0 million subordinated notes bearing interest at 9% per annum that mature on December 21, 2021.  Interest on these notes is due quarterly with the principal balance due at maturity.  These subordinated notes may be prepaid at any time without penalty.  To the extent that the operator of the facilities fails to pay rent when due to us under our existing master lease, we have the right to offset the amounts owed to us against the amounts we owe to the lender under the notes. In the fourth quarter of 2019, we had recorded a reserve of $6.5 million in connection with the operator’s failure to pay rent, and we began offsetting certain interest and principal amounts payable by us against this reserve.  During the second quarter of 2020, expressly subject to our reservation of rights under the terms of the notes and related agreement, we reversed this reserve, and ceased offsetting amounts against our note payments, as a result of the operator’s payment of all current and past due rent.

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

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2020 and December 31, 2019, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

NOTE 15 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At June 30, 2020 and December 31, 2019, the net carrying amounts and fair values of our other financial instruments were as follows:

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$10,870	$10,870	$11,488	$11,488
Mortgage notes receivable – net	886,029	918,771	773,563	819,083
Other investments – net	434,653	433,372	419,228	412,934
Total	$1,331,552	$1,363,013	$1,204,279	$1,243,505
Liabilities:
Revolving line of credit	$216,434	$216,434	$125,000	$125,000
Term loan	2,275	2,275	2,275	2,275
U.S. term loan	349,110	350,000	348,878	350,000
Sterling term loan	123,226	123,560	132,059	132,480
Omega OP term loan	74,812	75,000	74,763	75,000
2015 term loan	249,201	250,000	249,038	250,000
4.375% notes due 2023 – net	696,397	731,683	695,812	749,693
4.95% notes due 2024 – net	396,208	424,019	395,702	442,327
4.50% notes due 2025 – net	396,543	413,691	396,163	430,529
5.25% notes due 2026 – net	596,085	646,954	595,732	675,078
4.50% notes due 2027 – net	690,177	735,801	689,445	759,475
4.75% notes due 2028 – net	542,395	584,818	541,891	602,967
3.625% notes due 2029 – net	488,867	489,288	488,263	500,792
HUD mortgages – net	383,701	418,231	387,405	379,866
Subordinated debt – net	20,127	21,753	13,714	15,253
Total	$5,225,558	$5,483,507	$5,136,140	$5,490,735

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

On November 16, 2017, a purported securities class action complaint captioned Dror Gronich v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and certain of its officers in the United States District Court for the Southern District of New York (the “ District Court”), Case No. 1:17-cv-08983-NRB.  On November 17, 2017, a second purported securities class action complaint captioned Steve Klein v. Omega Healthcare Investors, Inc., C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth was filed against the Company and the same officers in the United States District Court for the Southern District of New York, Case No. 1:17-cv-09024-NRB.  Thereafter, the District Court considered a series of applications by various shareholders to be named lead plaintiff, consolidated the two actions and designated Royce Setzer as the lead plaintiff.

Pursuant to a Scheduling Order entered by the District Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Securities Class Action”). The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017. The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.  The Company and the officers named in the Securities Class Action filed a Motion to Dismiss on July 17, 2018.  On March 25, 2019, the District Court entered an order dismissing with prejudice all claims against all defendants.  Plaintiffs appealed the order to the United States Court of Appeals for the Second Circuit and the Court of Appeals heard oral argument on November 13, 2019. On August 3, 2020, the United States Court of Appeals for the Second Circuit issued a ruling reversing the District Court’s order of dismissal and remanding the case to the District Court for further proceedings. In addition, in the District Court, on March 26, 2020, Plaintiffs filed a motion for an indicative ruling regarding relief from final judgment based on allegedly newly-discovered evidence and for leave to file an amended complaint. The Company filed an opposition on May 1, 2020.  On August 3, 2020, after the Second Circuit Court of Appeals issued its Opinion, Plaintiffs requested that the District Court treat this motion as solely a motion to amend.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events.  As of June 30, 2020, our maximum funding commitment under these indemnification agreements was approximately $10.3 million. Claims under these indemnification agreements may be made within 18 months to 72 months of the transition date.  These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.  The Company does not expect to fund a material amount under these indemnification agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2020, are outlined in the table below (in thousands):

Total commitments	$673,634
Amounts funded to date (1)	(547,886)
Remaining commitments	$125,748
(1)	Includes finance costs.

NOTE 17 – EARNINGS PER SHARE/UNIT

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Numerator:
Net income	$101,960	$75,671	$194,239	$147,853
Less: net income attributable to noncontrolling interests	(2,653)	(2,530)	(5,017)	(5,010)

Net income available to common stockholders/Omega OP Unit holders	$99,307	$73,141	$189,222	$142,843
Denominator:
Denominator for basic earnings per share	227,411	211,569	227,336	208,064
Effect of dilutive securities:
Common stock equivalents	1,030	1,592	1,146	1,640
Noncontrolling interest – Omega OP Units	6,082	7,318	6,033	7,298
Denominator for diluted earnings per share/unit	234,523	220,479	234,515	217,002

Earnings per share/unit - basic:
Net income available to common stockholders/Omega OP Unit holders	$0.44	$0.35	$0.83	$0.69
Earnings per share/unit – diluted:
Net income	$0.43	$0.34	$0.83	$0.68

	Omega OP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Numerator:
Net income	$101,960	$75,671	$194,239	$147,853
Add: net loss attributable to noncontrolling interests	3	—	6	—
Net income available to Omega OP Unit holders	$101,963	$75,671	$194,245	$147,853
Denominator:
Denominator for basic earnings per unit	233,493	218,887	233,369	215,362
Effect of dilutive securities:
Omega OP Unit equivalents	1,030	1,592	1,146	1,640
Denominator for diluted earnings per unit	234,523	220,479	234,515	217,002

Earnings per unit - basic:
Net income available to Omega OP Unit holders	$0.44	$0.35	$0.83	$0.69
Earnings per unit - diluted:
Net income	$0.43	$0.34	$0.83	$0.68

NOTE 18 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$37,022	$32,766
Restricted cash	4,543	1,372
Cash, cash equivalents and restricted cash at end of period	$41,565	$34,138

Supplemental information:
Interest paid during the period, net of amounts capitalized	$112,035	$102,200
Taxes paid during the period	$4,497	$2,284

Non cash investing activities
Non cash acquisition of a business (see Note 2)	$—	$(566,966)
Non cash acquisition of real estate (see Note 2)	—	(143,174)
Non cash proceeds from sale of real estate investments (see Note 4)	83,910	—
Non cash placement of mortgages (see Note 4)	(86,936)	—
Non cash collection of mortgage principal	—	11,874
Non cash investment of other investments	—	(25,925)
Non cash proceeds from other investments	3,026	149,542
Non cash proceeds from direct financing lease	—	4,970
Initial non cash right of use asset - ground leases	—	5,593
Initial non cash lease liability - ground leases	—	(5,593)

Non cash financing activities
Debt assumed in merger (see Note 2)	$—	$285,100
Stock exchanged in merger (see Note 2)	—	281,865
Non cash borrowing of other long-term borrowings	6,459	—
Change in fair value of cash flow hedges	(7,329)	(7,641)
Remeasurement of debt denominated in a foreign currency	(13,953)	(720)

NOTE 19 – SUBSEQUENT EVENT

During the third quarter of 2020, we amended our master lease with Maplewood Real Estate Holdings, LLC (“Maplewood”), an operator of primarily senior housing facilities, and provided a new credit facility to Maplewood.  The new credit facility expanded Maplewood’s borrowing capacity by approximately $100 million to $220 million, in part to provide Maplewood additional liquidity in view of expected ongoing delays and costs associated with COVID-19.  Maplewood refinanced existing notes and certain other funded obligations to us of approximately $120 million in aggregate via borrowings from the new credit facility.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the impact of the 2019 novel coronavirus (“COVID-19”) on our business and the business of our operators, including without limitation, the extent and duration of the COVID-19 pandemic, increased costs and decreased occupancy levels experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection therewith, and the extent to which continued government support may be available to operators to offset such costs and the conditions related thereto;
(iv)	the ability of any of Omega’s operators in bankruptcy to reject unexpired lease obligations, modify the terms of Omega’s mortgages and impede the ability of Omega to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(v)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	competition in long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(x)	additional regulatory and other changes in the healthcare sector;
(xi)	changes in the financial position of our operators;
(xii)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xiii)	changes in interest rates;
(xiv)	the timing, amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xvi)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(xvii)	our ability to maintain our status as a REIT; and
(xviii)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of June 30, 2020, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the Omega OP Units.

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

As of June 30, 2020, our portfolio of real estate investments consisted of 981 healthcare facilities, located in 40 states and the U.K. and operated by 69 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.8 billion at June 30, 2020, with approximately 97% of our real estate investments related to healthcare facilities. Our portfolio is made up of 767 SNFs, 114 ALFs, 28 specialty facilities, two medical office buildings, fixed rate mortgages on 57 SNFs, three ALFs and four specialty facilities and six facilities that are held for sale. At June 30, 2020, we also held other investments of approximately $434.7 million, consisting primarily of secured loans to third-party operators of our facilities and $195.5 million of investments in five unconsolidated joint ventures.

As of June 30, 2020 and December 31, 2019, we do not have any material properties or operators with facilities that are not materially occupied.

While the COVID-19 pandemic did not materially impact our rental revenue for the first two quarters of 2020 and we have collected substantially all of our contractual rents due during this time and in July 2020, the COVID-19 pandemic continues to have a significant impact on our operators.  As of July 30, 2020, our operators reported 6,133 total confirmed cases of COVID-19 in our facilities which includes cases involving employees and residents, including patients known to be positive at the time of admission from a hospital or healthcare center.  The total cases are within 415 facilities as of July 30, 2020, or 43.3%, of our 959 operating facilities as of June 30, 2020. The total confirmed cases reported by our operators may not be adjusted downward for recoveries, discharges or deaths, and may be significantly lower than or different from actual cases based on the availability of testing and the lag time involved in testing and reporting, as well as the accuracy of reporting.  We have not independently validated such facility virus incidence information and can provide no assurance regarding its accuracy or that there have not been any changes since the time the information was obtained from our operators; we also undertake no duty to update this information.

Many of our operators have reported incurring significant cost increases as a result of the pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment (“PPE”) and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs. While government relief measures at the federal and state levels, including expanded Medicaid reimbursements, have offered meaningful support to offset a portion of these cost increases and impacts to our SNF operators, we cannot at this time estimate the net impact going forward to these operators, and we cannot estimate the extent to which ALF operators will receive governmental relief.

There are a number of uncertainties we face as we consider the potential impact of COVID-19 on our business, including how long census disruption and elevated COVID-19 costs will last and the extent to which funding support from the federal government and the states will continue to offset these incremental costs.  We also do not know the number of Omega facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases, and the federal government has required additional reporting by operators, we may not receive accurate information on the number of cases, it may be inconsistent across operators,  and we may experience a lag in reporting. We expect that heightened clinical protocols for infection control within facilities, additional testing of employees and residents and the monitoring of employees, guests and others entering facilities will continue for some period; however, we do not know if future reimbursement rates will be sufficient to cover the increased costs of enhanced infection control and monitoring. In addition, we do not know how and when the implementation of new treatments or vaccines will impact our operators and their populations.

As such, while we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we expect the uncertainties to our business described above to persist at least for the near term until we can gain more visibility into the costs our operators will experience and for how long, and the level of additional governmental support that will be available to them, as well as the potential support our operators may request from us.

Given this uncertainty, we have taken several steps to enhance our capital position as a precautionary measure, including a partial draw on our $1.25 billion revolving credit facility in the amount of $300 million during the first quarter of 2020 which was subsequently repaid in the second quarter of 2020, as well as entering into $400 million (notional amount) of 10-year interest rate swaps at an average swap rate of 0.8675% that expire in 2024, which provides us with some cost certainty for the refinancing of our senior notes maturing in 2023. We believe the availability under our credit facility and hedging strategy support our liquidity and provide flexibility to manage the potential impact to our business. Accordingly, we have maintained our dividend level of $0.67 per share for the first and second quarters of 2020. We will continue to evaluate any additional steps that may be needed to maintain adequate liquidity.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for certain of our active subsidiaries to be treated as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TSRs are subject to foreign income taxes. As of June 30, 2020, one of our TRSs that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss carry-forward of approximately $5.7 million. Up to 100% of the net operating loss carry-forwards arising in taxable years ending prior to January 1, 2018, may be used to reduce taxable income for any taxable year during the eligible carry-forward period.  Changes made by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) limited the amount of net operating loss (“NOL”) carry-forward arising in tax years ending subsequent to December 31, 2018, to reduce 80% of taxable income for any taxable year during the eligible carry-forward period.  Our NOL carry-forward was fully reserved as of June 30, 2020, with a valuation allowance due to uncertainties regarding realization.  Under current law, our NOL carryforwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our net operating loss carryforward generated in our taxable years ended December 31, 2019 and December 31, 2018 may be carried forward indefinitely.  However, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modified the NOL carryback rules and deferred the application for the NOL carry-forward rules.

The CARES Act signed into law on March 27, 2020 modified the NOL carryforward rules applicable to certain of the NOL carryforwards possessed by our TRSs. First, the CARES Act defers the application of 80% of taxable income limitation, which was added to the Code by the 2017 Act, to our TRSs until their taxable years ended December 31, 2021, in addition to modifying the computation of the 80% limitation. Additionally, the CARES Act permits the carryback of NOLs generated by our TRSs in 2018, 2019, and 2020 for up to five years to offset taxable income reported in any of those prior tax years and recover income taxes paid in such prior tax years. Other provisions of the CARES Act may also impact the computation of taxable income by any of our TRSs or Omega and Omega OP. The modifications to the NOL carryback rules do not permit the carryback of a NOL by a REIT and, thus, will not impact Omega. We do not anticipate that such changes will impact materially the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs. We also do not expect that Omega or any Omega entity, including our TRSs, will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act.

For the three months ended June 30, 2020 and 2019, we recorded approximately $0.2 million and $0.3 million, respectively, of state and local income tax provisions.  For the six months ended June 30, 2020 and 2019, we recorded approximately $0.6 million and $0.4 million, respectively, of state and local income tax provisions.  For the three months ended June 30, 2020 and 2019, we recorded approximately $0.7 million and $0.5 million, respectively, of tax provisions for foreign income taxes.  For the six months ended June 30, 2020 and 2019, we recorded approximately $1.3 million and $1.1 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

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

Additionally, emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, and temporary changes to regulations and reimbursement issued by the current administration in response to the COVID-19 pandemic continue to have a significant impact on the operations and financial condition of our operators.  The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, as well as the difference in how the pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to the speed with which the situation is changing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

Reimbursement Generally. A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue, which may result in reductions in reimbursement at both the federal and state levels. Additionally, new and evolving payor and provider programs, including but not limited to Medicare Advantage, dual eligible, value-based purchasing and bundled payments, could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.  Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

Changes Related to COVID-19.   SNFs have continued to be impacted by the Bipartisan Budget Act of 2018, which extended Medicare sequestration and Medicare reimbursement cuts to providers and plans by 2% across the board through 2027.  However, the CARES Act temporarily suspends Medicare sequestration for the period of May 1 through December 31, 2020, resulting in an increase in fee-for-service Medicare payments by approximately 2% as compared to what providers would have otherwise received during this period. In exchange for this temporary suspension, the CARES Act also extends the mandatory sequestration policy by an additional one year, i.e., through 2030. On March 18, 2020, the Families First Coronavirus Response Act was enacted, which provides a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020.  The temporary FMAP increase will extend through the last day of the calendar quarter in which the COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (“HHS”), including any extensions, terminates. As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporary increased FMAP is claimed. HHS announced on July 23, 2020 that the public health emergency, which was currently set to expire on July 31, 2020, would be extended until October 31, 2020.  In addition to maintaining the increased FMAP, this extension also allows the temporary Section 1135 waivers, including suspension of the three-day prior hospital stay coverage requirement and the relaxation of telehealth restrictions, to continue.

Additionally, the CARES Act allocates $100 billion to a Public Health and Social Services Emergency Fund to “reimburse, through grants or other mechanisms, eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” Nursing facility operators participating in Medicare and Medicaid may be eligible to receive compensation for costs incurred in the course of providing medical services, such as those related to obtaining PPE, COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source.  While “lost revenue” is not defined in the CARES Act, it is anticipated that it could include lost revenue due to a decrease in resident census or a change in the margin of services provided to residents.  The Secretary of the HHS has broad authority and discretion to determine payment eligibility and the amount of such payments. Further, Congress appropriated $75 billion for healthcare providers through the Paycheck Protection Program and Health Care Enhancement Act. HHS is distributing this money through the Provider Relief Fund, and these payments do not need to be repaid. As of June 2020, HHS had announced distributions of congressional relief funds to healthcare providers, including approximately $50 billion to participants in the Medicare program equivalent to 2% of their annual revenue, as well as $15 billion in funding to providers that participate in Medicaid and the Children's Health Insurance Program (up to 2% of their annual revenues) but that had not received funding in the initial rounds. The ultimate allocation of these distributions to healthcare providers may differ from the methodology initially announced by HHS, in which distributions would be based on prior Medicare reimbursements or historical net patient revenue.  In addition, distributions may be conditioned on and subject to operators meeting certain compliance obligations.

In July 2020, CMS announced that it will devote $5 billion of the Provider Relief Fund authorized by the CARES Act to qualified Medicare-certified long term care facilities to address critical needs in nursing homes, such as the hiring of additional staff, implementing infection control “mentorship” programs with subject matter experts, increased testing, and providing additional technology services to residents who are unable to receive visitors.  This new funding is in addition to the $4.9 billion previously announced to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of PPE provided to nursing homes by the Federal Emergency Management Agency. CMS additionally announced that it will begin requiring, rather than recommending, that all nursing homes in states with a 5% positivity rate or greater test all nursing home staff each week, although no final rule has been promulgated and the requirement may ultimately be modified.

While we believe that to date, the payouts under the Provider Relief Fund and Public Health and Social Services Emergency Fund have primarily benefited Medicare providers, with more limited funding for Medicaid providers and for senior housing operators, we cannot predict the extent to which any of our operators will receive such funds, what the financial impact of receiving such funds would be on their operations, and whether operators will be able to meet the compliance requirements associated with the funds.

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

We cannot predict the impact of these programs on the business or financial condition of any of our operators. In addition to COVID-19 reimbursement changes, the current administration announced several quality of care related initiatives on April 30, 2020 related to addressing the COVID-19 pandemic in long-term care facilities.  One of the initiatives is the formation of the Coronavirus Commission for Safety and Quality in Nursing Homes, a special task force created for the purpose of addressing the rising death toll of residents in nursing homes.  The task force is composed of leading industry experts, doctors and scientists, resident and patient advocates, family members, infection and prevention control specialists, and state and local authorities.  A second announcement was made which advised that the Federal Emergency Management Agency would begin shipping two weeks’ worth of PPE to each of the nation’s 15,400 nursing homes, with all nursing homes receiving a total of 14 days’ worth of PPE no later than July 4, 2020. The current administration additionally released an interim final regulation regarding the requirement for nursing home operators to report COVID-19-related data directly to the Centers for Disease Control and Prevention in addition to CMS. Nursing home providers will be required to report infections and death data at least weekly to federal authorities, and by 5 p.m. the next day to residents and family members.  An additional announcement was made that CMS will provide states with $81 million from the CARES Act to increase their inspections of nursing homes. To ensure effective oversight is achieved, CMS will allocate the CARES Act funding based on performance-based metrics. On July 10, 2020, CMS announced plans to deploy Quality Improvement Organizations across the U.S. to provide immediate assistance to nursing homes in the COVID-19 hotspot areas as identified by the White House Coronavirus Task Force. CMS subsequently announced on July 14, 2020 a large-scale procurement of rapid point-of-care diagnostic testing supplies to be distributed to nursing homes in the COVID-19 hotspots areas. However, due to the lower sensitivity and specificity of these test devices, not all state public health departments allow for their use, and many have requirements in place for using these tests appropriately. This initiative is a one-time procurement of devices and tests targeted toward facilitating on-site testing among nursing home residents and staff.  Following initial distribution of testing supplies from CMS, nursing homes will be able to procure additional tests directly from the respective manufacturers.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes.  The Select Subcommittee is seeking information from CMS on the enforcement of health and safety regulations during the crisis, data collection, and provision of life-saving supplies.  Additionally, the Select Subcommittee is seeking documents and information from the five largest U.S. for-profit nursing home operators related to COVID-19 cases and deaths, testing, PPE, staffing levels and pay, legal violations, and efforts to prevent further infections, as well as additional transparency regarding the use of federal funds by nursing homes during the pandemic.

Medicaid.  State budgetary concerns, coupled with the implementation of rules under the Healthcare Reform Law, or prospective changes to the Healthcare Reform Law under the current administration or Congress, may result in additional significant changes in healthcare spending at the state level.  Additionally, the need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could can adversely impact us.

In the state of Florida, the average Medicaid reimbursement rate for SNFs decreased 4.5% effective July 1, 2019, resulting from the loss of one-time discretionary funding applied to October 1, 2018 Florida Medicaid reimbursement rates to cover the impact of hold-harmless provisions in the new, price-based Prospective Payment System (“PPS”) enacted by Florida at that time.  However, the net impact of this rate decrease was to revert the average rate approximately to the pre-PPS, cost-based level as of September 30, 2018, which we believe operators can generally address with operational adjustments to maintain coverage levels.  A smaller discretionary increase effective October 1, 2019 increased the average rate by 0.7%.  When the transition hold-harmless provisions expire on September 30, 2021, the PPS rates will no longer be dependent on discretionary funding levels. On June 29, 2020, Florida Governor Ron DeSantis signed a $92.2 billion state budget for FY 2020-2021 into law, which  includes a total Medicaid rate increase of $105 million for nursing centers. At June 30, 2020, 14% of our investments were in Florida.

Texas, which represents 9% of our investments as of June 30, 2020, presents a difficult operating environment for SNF operators as a result of lower statewide occupancy levels, as compared to other states, and a Medicaid rate reimbursement that we believe is among the lowest in the United States.  Several of our operators have experienced lower operating margins on their SNFs in Texas, as compared to other states, as a result of the foregoing and labor costs.

Additionally, in mid-November 2019, CMS proposed the Medicaid Fiscal Accountability Rule (“MFAR”), which would modify and refine the current federal portion of Medicaid funding for two programs commonly referred to as the upper payment limit (“UPL”) and provider taxes.  As proposed, MFAR would further regulate and in some cases materially reform, eliminate or prompt the replacement of certain state Medicaid supplemental payment systems and other allowable financing arrangements that currently benefit healthcare providers. We have operators in two states, Indiana and Texas, that participate in UPL programs and operators in 36 states who received provider tax reimbursements as of June 30, 2020. Based on our analysis of MFAR and discussions with our operators and other industry leaders, we believe MFAR as proposed would eliminate the incremental UPL funds and that most, if not all, states are or will be able to become compliant under the revised provider tax program. The proposed MFAR is currently in a comment period and may be changed before a final rule is adopted, or may not be adopted at all.  We believe the ultimate potential impact of MFAR on our facilities in Indiana and Texas is uncertain at this time, in part as we expect any reductions in revenues may be at least partially offset by expense reductions.  If ultimately implemented, MFAR could reduce reimbursement to our operators in those states affected by the rule, which could ultimately have a material adverse effect on the financial condition of those operators.

Medicare.  On July 31, 2020, CMS issued a final rule regarding the government fiscal year (“FY”) 2021 Medicare payment rates and quality payment programs for SNFs, with aggregate payments projected to increase by $750 million, or 2.2%, for FY 2021 compared to FY 2020. This estimated reimbursement increase is attributable to a 2.2% market basket increase factor with a 0.0% reduction for the multifactor productivity adjustment mandated by the Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”). The annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program (“QRP”).  The final rule also adopted revised geographic delineations provided by the Office of Management and Budget to identify a provider’s status as an urban or rural facility and to calculate the wage index.  The CMS applied a five percent cap on any decreases in a provider’s wage index from FY 2020 to FY 2021.

Payments to providers are being increasingly tied to quality and efficiency.  The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, rather than the volume of services the patient receives, became effective October 1, 2019 (FY 2020).  The PDPM replaces the previous SNF prospective payment system that utilized the Resource Utilization Group IV case-mix methodology to classify SNF patients based on the volume of services received with a methodology that instead utilizes the International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) to classify SNF patients into certain payment groups based on their clinical disease state. In response to industry stakeholder comments, the CMS finalized changes to the ICD-10 code mappings as part of the FY 2021 SNF prospective payment system final rule, effective October 1, 2020.

Beginning October 1, 2019, group therapy is defined as a qualified rehabilitation therapist or therapy assistant treating two to six patients at the same time who are performing the same or similar activities. Also effective October 1, 2019, CMS established a 25% cap for concurrent and group therapy. Additional changes to reimbursement for group therapy were included in the Bipartisan Budget Act of 2018, which permanently repealed the therapy caps that applied to Medicare Part B therapy services provided as of January 1, 2018 and reduced the reimbursement rate for Medicare Part B therapy services performed by therapy assistants to 85% of the physician fee schedule beginning January 1, 2022.  The former cap amounts were retained as a threshold above which claims must include confirmation that services are medically necessary as justified by appropriate documentation in the medical record.

Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act, which became effective on October 1, 2018.  These reimbursement changes have had and may in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

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

Recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process and the implementation of new quality measures. However, as a result of the COVID-19 pandemic, CMS made changes to, or temporarily suspended the collection and reporting of, certain survey inspection, staffing levels and quality measures, which impacted the information posted on the Nursing Home Compare website and used in the Five Star Quality Rating System calculation.  It is possible that these rating changes or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

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

Department of Justice. SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The Department of Justice (“DOJ”) launched ten regional Elder Justice Task Forces in 2016 which are coordinating and enhancing efforts to pursue SNFs that provide grossly substandard care to their residents. These Task Forces are composed of representatives from the U.S. Attorneys’ Offices, State Medicaid Fraud Control Units, state and local prosecutors’ offices, HHS, State Adult Protective Services agencies, Long Term Care Ombudsmen programs, and law enforcement.  The DOJ has indicated that it is seeking to enhance the work of the Elder Justice Initiative to identify potential criminal charges when they uncover false claims for government reimbursements of care.  The DOJ’s civil division has historically used the False Claims Act to pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard. In March 2020, the DOJ launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies such as poor hygiene, lax infection controls, and inadequate nurse staffing levels.  On June 1, 2020, the CMS announced the imposition of civil monetary penalties for nursing homes with persistent infection control violations and increased enforcement actions for nursing homes with lower level infection control deficiencies.

Medicare and Medicaid Program Audits.  Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our operators’ billing practices from time to time.  CMS contracts with Recovery Audit Contractors on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, to managed Medicare plans and in the Medicaid program.  CMS also employs Medicaid Integrity Contractors to perform post-payment audits of Medicaid claims and identify overpayments. In addition, the state Medicaid agencies and other contractors have increased their review activities. To the extent any of our operators are found out of compliance with any of these laws, regulations or programs, their financial position and results of operations can be adversely impacted, which in turn could adversely impact us.

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

Other Laws and Regulations.  Additional federal, state and local laws and regulations affect how our operators conduct their operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operators’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety; staffing; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and the health standards set by the federal Occupational Safety and Health Administration).  It is anticipated that our operators will continue to face additional federal and state regulatory requirements related to the operation of their facilities in response to the COVID-19 pandemic.

General and Professional Liability.  Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits in recent years challenging the validity of arbitration agreements in long term care settings.  On July 16, 2019, CMS issued a final rule lifting the prohibition on pre-dispute arbitration agreements offered to residents at the time of admission provided that certain requirements are met.  The rule prohibits providers from requiring residents to sign binding arbitration agreements as a condition for receiving care and requires that the agreements specifically grant residents the explicit right to rescind the agreement within thirty calendar days of signing.  In addition, certain states have enacted protections from certain types of liability in connection with the provision of COVID-19 related services provided by SNFs and other healthcare providers.

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

Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842.  We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach and we recorded an initial $28.8 million allowance for expected credit losses with a corresponding adjustment to equity.

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

Three Months Ended June 30, 2020 and 2019

Operating Revenues

Our operating revenues for the three months ended June 30, 2020 totaled $256.4 million, an increase of approximately $31.1 million over the same period in 2019.  The $31.1 million increase was primarily the result of (i) a $7.0 million increase in rental income resulting from the May 17, 2019, merger with MedEquities Realty Trust, Inc. (the “MedEquities Merger”), $18.1 million of rental income from the October 31, 2019, $735 million acquisition of 60 SNFs (the “Encore Portfolio Acquisition”) and $2.3 million of additional rental income from other facility acquisitions, facilities placed in service, facility transitions and lease amendments in 2019 and 2020, offset by decreases in rental income resulting from facility sales and rent from cash basis operators, (ii) a $2.8 million increase in mortgage income primarily related to mortgages acquired in the MedEquities Merger and new loans or notes and additional funding to existing operators made throughout 2019 and 2020 and (iii) a $1.8 million increase in miscellaneous income which is primarily related to an operator’s late fees.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 totaled $112.7 million, an increase of approximately $14.2 million over the same period in 2019.  The $14.2 million increase was primarily due to: (i) a $9.9 million increase in depreciation expense primarily resulting from facilities acquired in the MedEquities Merger, the Encore Portfolio Acquisition and other facility acquisitions and (ii) a $6.3 million increase in impairment on real estate properties related to ten facilities to reduce their book values to their estimated fair value less costs to sell or fair value. These increases were partially offset by (i) a $1.0 million decrease in acquisition and merger related costs from the MedEquities Merger and (ii) a $0.8 million recovery related to our direct financing leases upon final liquidation of the Orianna Health Systems Distribution Trust.

Other Income (Expense)

For the three months ended June 30, 2020, total other expenses were $55.1 million, an increase of approximately $4.1 million over the same period in 2019.  The increase was mainly due to a $4.4 million increase in interest expense primarily related to increased debt balances resulting from our investments made during 2019, which includes the HUD debt assumed in the fourth quarter of 2019 from the Encore Portfolio Acquisition, partially offset by a $0.3 million increase in interest income and other - net primarily related to the change in the fair value of warrants we hold to potentially acquire shares of another public company.

Six Months Ended June 30, 2020 and 2019

Operating Revenues

Our operating revenues for the six months ended June 30, 2020 totaled $509.4 million, an increase of approximately $60.5 million over the same period in 2019.  The $60.5 million increase was primarily the result of (i) a $17.8 million increase in rental income resulting from, the MedEquities Merger on May 17, 2019, $36.3 million of rental income from the Encore Portfolio Acquisition on October 31, 2019 and $21.4 million of additional rental income from other facility acquisitions, facilities placed in service, facility transitions and lease amendments in 2019 and 2020, offset by decreases in rental income resulting from facility sales and rent from cash basis operators, (ii) a $4.4 million increase in mortgage income primarily related to mortgages acquired in the MedEquities Merger and new loans or notes and additional funding to existing operators made throughout 2019 and 2020 and (iii) a $1.5 million increase in miscellaneous income which is primarily related to an operator’s late fees.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 totaled $219.8 million, an increase of approximately $19.8 million over the same period in 2019.  The $19.8 million increase was primarily due to: (i) a $21.7 million increase in depreciation expense primarily resulting from facilities acquired in the MedEquities Merger, the Encore Portfolio Acquisition and other facility acquisitions, (ii) a $9.9 million increase in impairment on real estate properties related to 13 facilities to reduce their book values to their estimated fair value less costs to sell or fair value and (iii) a $1.5 million increase related to our provision for credit losses. These increases were partially offset by (i) a $8.5 million decrease in impairments on our direct financing leases and (ii) a $4.2 million decrease in acquisition and merger related costs from the MedEquities Merger.

Other Income (Expense)

For the six months ended June 30, 2020, total other expenses were $111.1 million, an increase of approximately $10.1 million over the same period in 2019.  The increase was due to a (i) $9.1 million increase in interest expense primarily related to increased debt balances resulting from our investments made during 2019, which includes the HUD debt assumed in the fourth quarter of 2019 from the Encore Portfolio Acquisition and (ii) a $0.7 million increase in interest income and other - net primarily related to the change in the fair value of warrants we hold to potentially acquire shares of another public company.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”) for the three months ended June 30, 2020 was $186.5 million compared to $157.2 million for the same period in 2019. Our Nareit FFO for the six months ended June 30, 2020 was $367.5 million compared to $301.3 million for the same period in 2019.

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

The following table presents our Nareit FFO results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Net income	$101,960	$75,671	$194,239	$147,853
(Deduct gain) add back loss from real estate dispositions	(12,843)	267	(14,681)	264
Deduct gain from real estate dispositions - unconsolidated joint ventures	(1,838)	—	(1,955)	—
	87,279	75,938	177,603	148,117
Elimination of non-cash items included in net income:
Depreciation and amortization	83,586	73,637	166,229	144,489
Depreciation – unconsolidated joint ventures	3,550	1,675	7,182	3,047
Add back impairments on real estate properties	11,988	5,709	15,627	5,709
Add back (deduct) unrealized loss (gain) on warrants	65	270	840	(14)
Nareit FFO (a)	$186,468	$157,229	$367,481	$301,348
(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following tables summarize the significant asset acquisitions that occurred during the first six months of 2020:

	Number of					Total		Building & Site	Furniture	Initial
	Facilities				Country/	Investment	Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)				Cash Yield(1)
Q1	—	2	—	—	UK	$12.1	$3.6	$8.0	$0.5	8.00%
Q1	1	—	—	—	IN	7.0	0.7	5.8	0.5	9.50%
Q2	1	—	—	—	OH	6.9	0.8	5.5	0.6	9.50%
Total	2	2	—	—		$26.0	$5.1	$19.3	$1.6
(1)	The initial annual cash yield reflects the initial cash rent divided by the purchase price.

On May 1, 2020, we amended our initial $415 million amortizing master mortgage (the “Master Mortgage”) with Ciena Healthcare (“Ciena”) to (i) increase the interest rate on the Master Mortgage to 10.67% per annum and (ii) add an additional $83.5 million mortgage note related to eight SNFs and one ALF located in Michigan.  These nine facilities were formerly leased to Ciena and were sold to Ciena in a noncash transaction that closed on May 1, 2020 and we retained the first mortgage.  In connection with this sale, we recorded a loss of $3.6 million related to the write-off of the nine facilities’ straight-line rent receivable. The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 10.31% which increases each year by 2%.  As of June 30, 2020, the outstanding principal balance of this mortgage note is approximately $83.4 million.

In June 2020, we entered into a loan agreement with subsidiaries of Ciena to provide $43.2 million of mortgage notes related to two SNFs located in Ohio.  The mortgage notes mature on June 30, 2021 and bear an initial annual interest rate of 9.5%.  As of June 30, 2020, the outstanding principal balance of these mortgage notes is approximately $43.2 million.  As of June 30, 2020, our total outstanding mortgages notes receivable with Ciena total $665.4 million.

On April 17, 2020, we provided a $17.6 million unsecured loan to a subsidiary of Second Spring Healthcare Investments (an entity in which we have an approximate 15% ownership interest).  The loan bears interest at the greater of the prime interest rate or 3-month LIBOR plus 2.75% per annum and is due on demand.  As of June 30, 2020, the loan bears interest at 3.25% per annum and has a total outstanding balance of $17.6 million.

Other Recent Development

During the third quarter of 2020, we amended our master lease with Maplewood Real Estate Holdings, LLC (“Maplewood”), an operator of primarily senior housing facilities, and provided a new credit facility to Maplewood.  The new credit facility expanded Maplewood’s borrowing capacity by approximately $100 million to $220 million, in part to provide Maplewood additional liquidity in view of expected ongoing delays and costs associated with COVID-19.  Maplewood refinanced existing notes and certain other funded obligations to us of approximately $120 million in aggregate via borrowings from the new credit facility.

Asset Held for Sale

As of June 30, 2020, we have six facilities, totaling $70.5 million classified as assets held for sale. We expect to sell these facilities over the next twelve months.

Asset Sales, Impairments, Contractual Receivables and Other Receivables and Lease Inducements

Asset Sales

During the first quarter of 2020, we sold six facilities subject to operating leases for approximately $18.1 million in net cash proceeds recognizing a net gain of approximately $1.8 million.

During the second quarter of 2020, we sold 15 facilities subject to operating leases and one facility subject to a direct financing lease for approximately $38.0 million in net cash proceeds recognizing a net gain of approximately $12.8 million.

Impairments

During the first quarter of 2020, we recorded impairments on real estate properties of approximately $3.6 million on three facilities. During the second quarter of 2020, we recorded impairments on real estate properties of approximately $12.0 million on 10 facilities.  Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values.  To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or  non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

On May 26, 2020, we executed an Agreement of Purchase and Sale to sell an acute care hospital located in Nevada to an unrelated third-party for $56.5 million.  Pursuant to the Agreement of Purchase and Sale, the sale remains subject to a 60-day due diligence period which expired in July 2020. During the second quarter of 2020, we recorded an impairment of approximately $2.2 million (which is included in the $12.0 million above) related to this facility to reduce its net book value to its fair value less costs to sell of approximately $55.3 million and reclassified the facility to assets held for sale. In July of 2020, we agreed with the third-party buyer to lower the purchase price to approximately $49.0 million.  The reduction in the purchase price will result in an additional impairment and/or loss on sale of approximately $7.4 million during the third quarter of 2020.

Contractual Receivables and Other Receivables and Lease Inducements

As of June 30, 2020, we have approximately $27.6 million of contractual receivables outstanding. Of the $27.6 million of contractual receivables outstanding, approximately $18.2 million relates to Agemo Holdings LLC (“Agemo,” an entity formed in May 2018 to silo our leases and loans formerly held by Signature Healthcare). In addition to the contractual receivables, we have approximately $60.0 million of straight-line rent receivables and/or lease inducements associated with Agemo as of June 30, 2020.  In May 2018, we reached an out-of-court restructuring agreement with Agemo that provided for the deferral of rent, the extension of the maturity of our lease and loans, and a working capital loan. If Agemo’s operations deteriorate and they are unable to meet their contractual obligations to us, we may be required to account for rental income from them on a cash basis and reserve approximately $78.2 million of contractual receivables, straight-line rent receivables and lease inducements. For the three months ended June 30, 2020 and 2019, we recorded rental income of approximately $14.8 million and $15.6 million, respectively, and other investment income of $1.3 million and $1.1 million, respectively, from Agemo. For the six months ended June 30, 2020 and 2019, we recorded rental income of approximately $30.1 million and $30.3 million, respectively, and other investment income of $2.5 million and $2.1 million, respectively, from Agemo.

In addition, we have accounted for Daybreak Venture LLC (“Daybreak”) on a cash basis of accounting since 2017. See “Daybreak” below. We have previously written-off our contractual rents receivable, straight-line rents receivable and lease inducements, and therefore, we have no net receivables or inducements related to Daybreak as of June 30, 2020. For the three and six months ended June 30, 2020, we did not record any rental income from Daybreak. For the three and six months ended June 30, 2019, we recorded rental income of approximately $5.8 million and $11.1 million, respectively, from Daybreak.

Daybreak

In July of 2020, we executed a Forbearance and Transition Agreement with Daybreak which, among other things, sets forth the parties’ plan to sell or re-lease the Daybreak portfolio, which plan contemplates the potential sale of 28 facilities currently leased to Daybreak to a non-Omega party for $100 million, and the Company’s agreement to forbear from exercising certain default remedies during the transition period. Consistent with the terms of the Forbearance and Transition Agreement with Daybreak, we have transitioned seven Daybreak facilities to existing operators during the first half of 2020 and one additional facility transitioned from Daybreak to an existing operator in July 2020.  During the fourth quarter of 2019, we transitioned two Daybreak facilities to an existing operator. The total annual contractual rent from the 10 transitioned facilities is approximately $4.3 million.  In addition, we expect to transition an additional eight facilities to a new operator and/or existing operator during the third and fourth quarters of 2020 and expect annual contractual rent on these facilities of approximately $2.0 million.

During the first six months of 2020, Daybreak did not pay rent to us and we recorded impairments of approximately $11.0 million on nine Daybreak facilities that we plan to sell. As of June 30, 2020, the 28 facilities contemplated to be sold under the Forbearance and Transition Agreement have a net book value of approximately $147 million.  As of August 7, 2020, we have not entered into a definitive agreement for the sale of these facilities.  We evaluated the facilities for impairment as of June 30, 2020 and concluded that the facilities were not currently impaired, as we believe our projected probability-weighted cash flows exceeded the current net book value of the 28 facilities.  In projecting the probability-weighted cash flows, we considered the potential sale of the facilities for $100 million and the potential transition of the facilities to other operators to the extent that the sale to the third party does not ultimately close.  As of June 30, 2020, we estimated a lower probability of such contemplated sale due to lack of a definitive sale agreement and evidence of buyer financing.  To the extent that our assessment of the probability of a potential sale increases in the future, we may be required to record an impairment of approximately $47 million on the 28 facilities to reduce the net book value of the 28 facilities to their estimated fair value or fair value less cost to sell and/or record a loss on the sale.

Accordingly, we remain in ongoing discussions with several other Texas-based operators about selling and/or leasing the remaining facilities.  Any such transitions, will of course, be subject to third-party operator due diligence, regulatory approvals, legal documentation and the cooperation of Daybreak.

While the ultimate outcome and timing of this process is difficult to ascertain, we continue to believe we will receive Daybreak portfolio rent or rent equivalents of between $15 million to $17 million annually after the restructuring of the portfolio is completed.  However, our ability to complete the restructuring and secure the approvals necessary to do so and the ultimate rental income following any potential transition of select Daybreak facilities to other operators, may be less favorable than expected, and there can be no assurance whether or when such benefits or transition will occur.  If we are unable to complete the restructuring of the Daybreak portfolio on the terms we expect, we could be required to impair our remaining assets currently leased to Daybreak in addition to the potential impairment charge noted above.

We continue to closely monitor the performance of all of our operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At June 30, 2020, we had total assets of $9.7 billion, total equity of $4.2 billion and debt of $5.3 billion, representing approximately 55.8% of total capitalization.

Financing Activities and Borrowing Arrangements

Subordinated Debt

In connection with a 2010 acquisition, we assumed five separate $4.0 million subordinated notes bearing interest at 9% per annum that mature on December 21, 2021. Interest on these notes is due quarterly with the principal balance due at maturity. These subordinated notes may be prepaid at any time without penalty. To the extent that the operator of the facilities fails to pay rent when due to us under our existing master lease, we have the right to offset the amounts owed to us against the amounts we owe to the lender under the notes. In the fourth quarter of 2019, we had recorded a reserve of $6.5 million in connection with the operator’s failure to pay rent, and we began offsetting certain interest and principal amounts payable by us against this reserve. During the second quarter of 2020, expressly subject to our reservation of rights under the terms of the notes and related agreement, we reversed this reserve, and ceased offsetting amounts against our note payments, as a result of the operator’s payment of all current and past due rent.

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

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of June 30, 2020 and December 31, 2019, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

$200 Million Stock Repurchase Program

On March 20, 2020, Omega’s Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock from time to time over the twelve months ending March 20, 2021. We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions or in any other manner as determined by Omega’s management and in accordance with applicable law.  The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations.  Omega has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any of its outstanding common stock during the six months ended June 30, 2020.

$500 Million Equity Shelf Program

For the three months ended June 30, 2020, no shares were issued under our $500 Million Equity Shelf Program.   For the three months ended June 30, 2019, we issued approximately 0.7 million shares of our common stock at an average price of $35.90 per share, net of issuance costs, generating net proceeds of $26.3 million under our $500 Million Equity Shelf Program.  For the six months ended June 30, 2020 and 2019, we issued approximately 49 thousand and 3.0 million, respectively, shares of our common stock at an average price of $36.18 per share and $34.82 per share, respectively, net of issuance costs, generating net proceeds of $1.8 million and $102.9 million, respectively, under our $500 Million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

On March 23, 2020, we announced that we suspended our Dividend Reinvestment and Common Stock Purchase Plan. For the three months ended June 30, 2020, no shares were issued under our Dividend Reinvestment and Common Stock Purchase Plan.  For the three months ended June 30, 2019, we issued approximately 0.6 million shares of our common stock at an average price of $37.02 per share through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $21.8 million.   For the six months ended June 30, 2020 and 2019, we issued approximately 90 thousand and 1.5 million, respectively, shares of our common stock at an average price of $41.80 per share and $36.52 per share, respectively, through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $3.7 million and $54.1 million, respectively.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2020, are outlined in the table below (in thousands):

Total commitments	$673,634
Amounts funded to date (1)	(547,886)
Remaining commitments	$125,748
(1)	Includes finance costs.

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

For the six months ended June 30, 2020, we paid dividends of approximately $307.2 million to our common stockholders.  On the 14th of February 2020, we paid dividends of $0.67 per outstanding common share to common stockholders of record as of the last business day of January 2020.  On the 15th of May 2020, we paid dividends of $0.67 per outstanding common share to common stockholders of record as of the last business day of April 2020.  For the six months ended June 30, 2020, Omega OP paid distributions of approximately $11.9 million to holders of Omega OP Units other than Omega.  The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

Cash, cash equivalents and restricted cash totaled $41.5 million as of June 30, 2020, an increase of $8.2 million as compared to the balance at December 31, 2019. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $329.4 million of net cash flow for the six months ended June 30, 2020, as compared to $265.4 million for the same period in 2019, an increase of $64.0 million, which is primarily due to facility acquisitions and transitions, acquired mortgages and other investments.

Investing Activities – Net cash flow from investing activities was an outflow of $96.7 million for the six months ended June 30, 2020, as compared to an outflow of $15.0 million for the same period in 2019.  The $81.7 million change in cash used in investing activities related primarily to (i) an $83.0 million change in mortgages – net, (ii)  a $73.8 million decrease in proceeds from sale of direct financing lease and related trust, (iii) a $56.1 million change in other investments – net and (iv) a $19.5 million increase in real estate acquisitions.  Offsetting these changes were: (i) a $59.6 million outflow of cash to complete the MedEquities Merger in the second quarter of 2019, (ii) a $47.1 million increase in proceeds from the sales of real estate investments, (iii) a $28.3 million decrease in investment in construction in progress and (iv) a $24.5 million acquisition related deposit in the second quarter of 2019.

Financing Activities – Net cash flow from financing activities was an outflow of $224.1 million for the six months ended June 30, 2020, as compared to an outflow of $227.8 million for the same period in 2019.  The $3.7 million change in cash used in financing activities was primarily related to a $194.6 million change in our credit facility borrowings – net offset by (i) a $101.1 million decrease in cash proceeds from the issuance of common stock in 2020, as compared to the same period in 2019, (ii) a $50.4 million decrease in net proceeds from our dividend reinvestment plan in 2020, as compared to the same period in 2019, (iii) a $33.4 million increase in dividends paid and (iv) a $6.0 million change in other long-term borrowings – net.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2020, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In connection with the preparation of this Form 10-Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega and Omega OP (for purposes of this Item 4, the “Companies”) as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of June 30, 2020.

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

Item 1A – Risk Factors

In addition to the risk factors previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, investors should carefully consider the following additional risk factor, which should be read in conjunction with the risk factors set forth in such Form 10-K and Form 10-Q and the other information contained in this report and our other filings with the Securities and Exchange Commission.

The COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has led governments and other authorities in the U.S., U.K. and around the world to impose measures intended to control its spread, including but not limited to, the mandated use of PPE, restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, etc.  While certain regions have entered various phases of reopening, there continues to be a wide range of government restrictions in place and uncertainty around the potential duration of the pandemic.

Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient and timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.  Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the COVID-19 pandemic, including potential patient litigation and decreased demand for their services.

Numerous state, local, federal and industry-initiated efforts may also affect landlords’ and/or mortgagees’ ability to collect payments due or enforce remedies for the failure to pay amounts due. Certain of our operators and/or mortgagors may incur significant costs or losses responding to the COVID-19 pandemic, lose business due to an interruption in their operations, potential patient litigation or decreased demand for their services or incur other liabilities related to shelter-in-place orders, quarantines, reopening plans, infection or other related factors. Risks related to the downturn in business of our operators are also described in our risk factor titled “The bankruptcy or insolvency of our operators could limit or delay our ability to recover our investments” under “Risk Factors—Risks Related to the Operators of Our Facilities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the COVID-19 pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancing.  In addition, our employees may be impacted directly or indirectly by the pandemic and we may be required to make changes to our internal controls as a result of changes in our business processes or personnel; any such changes may increase our operational and financial reporting risks.

The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19 and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is changing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. To the extent the COVID-19 pandemic adversely affects our or operators’ results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2020, Omega issued an aggregate of 27,268 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

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

Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that may
	Total Number		Announced	be Purchased
	of Shares	Average Price	Plans or	Under these Plans
Period	Purchased	Paid per Share	Programs	or Programs
April 1, 2020 to April 30, 2020	—	$—	—	—
May 1, 2020 to May 31, 2020	—	—	—	—
June 1, 2020 to June 30, 2020	—	—	—	—
Total	—	$—	—	—

Item 6–Exhibits

Exhibit No.
10.1

Transition Agreement and Release, dated as of July 8, 2020, between Omega Healthcare Investors, Inc., Omega Asset Management LLC and Michael D. Ritz (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filed, on July 14, 2020).

10.2

Consulting Agreement, entered into as of July 8, 2020 and effective as of August 16, 2020, between Omega Healthcare Investors, Inc., and Michael D. Ritz (incorporated by reference to Exhibit 10.2 on the Company’s Form 8-K, filed on July 14, 2020).

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

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: August 7, 2020	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: August 7, 2020	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date: August 7, 2020	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: August 7, 2020	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer