Form 10-Q
period 2020-09-30
OMEGA HEALTHCARE INVESTORS INC; OHI Healthcare Properties Limited Partnership
filed 2020-11-03
CIK 888491, 1639315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Omega Healthcare Investors, Inc. ☐	OHI Healthcare Properties Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Omega Healthcare Investors, Inc. Yes ☐	No ⌧	OHI Healthcare Properties Limited Partnership Yes ☐	No ⌧

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 28, 2020

Omega Healthcare Investors, Inc.
Common Stock, $.10 par value	227,003,999

OHI Healthcare Properties Limited Partnership
N/A	No common stock outstanding
(Class)	(Number of shares)

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, (i) references to “Omega” or the “Company” mean Omega Healthcare Investors, Inc. and its consolidated subsidiaries, (ii) references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and (iii) references to “Omega OP” mean OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega is a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP.

Parent directly owned approximately 97% of the issued and outstanding partnership units in Omega OP (the “Omega OP Units”) at September 30, 2020. Each Omega OP Unit (other than those owned by Parent) is redeemable at the election of the holder for cash equal to the then-fair market value of one share of common stock of Parent, subject to Parent’s election to exchange the Omega OP Units tendered for redemption for common stock of the Parent on a one-for-one basis in an unregistered transaction, subject to adjustment as set forth in the partnership agreement. The management of Parent consists of the same members as the management of Omega OP.

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

OMEGA HEALTHCARE INVESTORS, INC.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$8,779,962	$8,985,994
Less accumulated depreciation	(1,974,038)	(1,787,425)
Real estate investments – net	6,805,924	7,198,569
Investments in direct financing leases – net	10,858	11,488
Mortgage notes receivable – net	892,539	773,563
	7,709,321	7,983,620
Other investments – net	464,503	419,228
Investments in unconsolidated joint ventures	196,214	199,884
Assets held for sale – net	35,921	4,922
Total investments	8,405,959	8,607,654

Cash and cash equivalents	35,951	24,117
Restricted cash	4,164	9,263
Contractual receivables – net	10,757	27,122
Other receivables and lease inducements	226,413	381,091
Goodwill	644,084	644,415
Other assets	71,261	102,462
Total assets	$9,398,589	$9,796,124

LIABILITIES AND EQUITY
Revolving line of credit	$170,667	$125,000
Term loans – net	802,334	804,738
Secured borrowings	371,351	389,680
Senior notes and other unsecured borrowings – net	3,828,609	3,816,722
Accrued expenses and other liabilities	277,596	312,040
Deferred income taxes	9,618	11,350
Total liabilities	5,460,175	5,459,530

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 226,980 shares as of September 30, 2020 and 226,631 as of December 31, 2019	22,698	22,663
Common stock – additional paid-in capital	6,001,092	5,992,733
Cumulative net earnings	2,533,339	2,463,436
Cumulative dividends paid	(4,763,468)	(4,303,546)
Accumulated other comprehensive loss	(49,101)	(39,858)
Total stockholders’ equity	3,744,560	4,135,428
Noncontrolling interest	193,854	201,166
Total equity	3,938,414	4,336,594
Total liabilities and equity	$9,398,589	$9,796,124

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Rental income	$83,226	$202,470	$526,258	$589,464
Income from direct financing leases	258	258	775	777
Mortgage interest income	24,013	19,796	65,378	56,762
Other investment income	11,286	9,989	32,870	33,036
Miscellaneous income	394	682	3,315	2,123
Total operating revenues	119,177	233,195	628,596	682,162

Expenses
Depreciation and amortization	81,072	76,696	247,301	221,185
General and administrative	14,812	13,762	44,704	43,770
Real estate taxes	2,127	3,921	9,448	11,833
Acquisition and merger related costs	36	887	62	5,072
Impairment on real estate properties	28,105	3,836	43,732	9,545
(Recovery) impairment on direct financing leases	(324)	—	(1,076)	7,700
Provision for credit losses	32,076	—	33,577	—
Total operating expenses	157,904	99,102	377,748	299,105

Other operating (loss) income
(Loss) gain on assets sold – net	(749)	53,067	13,932	52,803
Operating (loss) income	(39,476)	187,160	264,780	435,860

Other income (expense)
Interest income and other – net	(82)	(25)	(675)	121
Interest expense	(51,800)	(49,878)	(157,332)	(146,358)
Interest – amortization of deferred financing costs	(2,462)	(2,277)	(7,384)	(6,753)
Interest – refinancing costs	(896)	—	(896)	—
Realized gain (loss) on foreign exchange	19	23	(50)	(146)
Total other expense	(55,221)	(52,157)	(166,337)	(153,136)

(Loss) income before income tax expense and income from unconsolidated joint ventures	(94,697)	135,003	98,443	282,724
Income tax expense	(763)	(483)	(2,626)	(1,951)
Income from unconsolidated joint ventures	1,692	8,428	4,654	10,028
Net (loss) income	(93,768)	142,948	100,471	290,801
Net loss (income) attributable to noncontrolling interest	2,477	(4,208)	(2,540)	(9,218)
Net (loss) income available to common stockholders	$(91,291)	$138,740	$97,931	$281,583

Earnings per common share/unit available to common stockholders:
Basic:
Net (loss) income available to common stockholders	$(0.40)	$0.64	$0.43	$1.33
Diluted:
Net (loss) income	$(0.40)	$0.63	$0.43	$1.32

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(93,768)	$142,948	$100,471	$290,801
Other comprehensive income (loss):
Foreign currency translation	11,874	(7,952)	(7,869)	(9,243)
Cash flow hedges	5,723	169	(1,608)	(7,918)
Total other comprehensive income (loss)	17,597	(7,783)	(9,477)	(17,161)
Comprehensive (loss) income	(76,171)	135,165	90,994	273,640
Comprehensive loss (income) attributable to noncontrolling interest	2,014	(3,978)	(2,306)	(8,677)
Comprehensive (loss) income attributable to common stockholders	$(74,157)	$131,187	$88,688	$264,963

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended September 30, 2020 and 2019

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Loss	Equity	Interest	Equity
Balance at June 30, 2020	$22,694	$5,999,972	$2,624,630	$(4,610,828)	$(66,235)	$3,970,233	$197,159	$4,167,392
Stock-based compensation expense	—	5,122	—	—	—	5,122	—	5,122
Vesting/exercising of equity compensation plan, net of tax withholdings	3	(782)	—	—	—	(779)	—	(779)
Deferred compensation directors	—	61	—	—	—	61	—	61
Equity Program	—	(9)	—	—	—	(9)	—	(9)
Vesting/exercising of Omega OP Units	—	(3,355)	—	—	—	(3,355)	3,355	—
Common dividends declared ($0.67 per share)	—	—	—	(152,640)	—	(152,640)	—	(152,640)
Conversion and redemption of Omega OP Units to common stock	1	83	—	—	—	84	(84)	—
Omega OP Units distributions	—	—	—	—	—	—	(4,562)	(4,562)
Comprehensive income:
Foreign currency translation	—	—	—	—	11,561	11,561	313	11,874
Cash flow hedges	—	—	—	—	5,573	5,573	150	5,723
Net loss	—	—	(91,291)	—	—	(91,291)	(2,477)	(93,768)
Total comprehensive loss								(76,171)
Balance at September 30, 2020	$22,698	$6,001,092	$2,533,339	$(4,763,468)	$(49,101)	$3,744,560	$193,854	$3,938,414

Balance at June 30, 2019	$21,608	$5,580,042	$2,265,156	$(4,013,116)	$(50,719)	$3,802,971	$249,535	$4,052,506
Stock-based compensation expense	—	2,921	—	—	—	2,921	—	2,921
Vesting/exercising of equity compensation plan, net of tax withholdings	2	(655)	—	—	—	(653)	—	(653)
Dividend reinvestment and stock purchase plan	100	37,642	—	—	—	37,742	—	37,742
Deferred compensation directors	—	56	—	—	—	56	—	56
Equity Shelf Program	12	4,163	—	—	—	4,175	—	4,175
Vesting/exercising of Omega OP Units	—	(2,029)	—	—	—	(2,029)	2,029	—
Common dividends declared ($0.66 per share)	—	—	—	(143,497)	—	(143,497)	—	(143,497)
Conversion and redemption of Omega OP Units to common stock	125	48,987	—	—	—	49,112	(49,112)	—
Omega OP Units distributions	—	—	—	—	—	—	(4,953)	(4,953)
Comprehensive income:
Foreign currency translation	—	—	—	—	(7,718)	(7,718)	(234)	(7,952)
Cash flow hedges	—	—	—	—	165	165	4	169
Net income	—	—	138,740	—	—	138,740	4,208	142,948
Total comprehensive income								135,165
Balance at September 30, 2019	$21,847	$5,671,127	$2,403,896	$(4,156,613)	$(58,272)	$3,881,985	$201,477	$4,083,462

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2020 and 2019

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Loss	Equity	Interest	Equity
Balance at December 31, 2019	$22,663	$5,992,733	$2,463,436	$(4,303,546)	$(39,858)	$4,135,428	$201,166	$4,336,594
Cumulative effect of accounting change (see Note 1)	—	—	(28,028)	—	—	(28,028)	(757)	(28,785)
	22,663	5,992,733	2,435,408	(4,303,546)	(39,858)	4,107,400	200,409	4,307,809
Grant of restricted stock to company directors	1	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	14,380	—	—	—	14,380	—	14,380
Vesting/exercising of equity compensation plan, net of tax withholdings	16	(4,164)	—	—	—	(4,148)	—	(4,148)
Dividend reinvestment and stock purchase plan	9	3,738	—	—	—	3,747	—	3,747
Deferred compensation directors	—	179	—	—	—	179	—	179
Equity Program	5	1,783	—	—	—	1,788	—	1,788
Common dividends declared ($2.01 per share)	—	—	—	(459,922)	—	(459,922)	—	(459,922)
Vesting/exercising of Omega OP units	—	(8,788)	—	—	—	(8,788)	8,788	—
Conversion and redemption of Omega OP Units to common stock	4	1,232	—	—	—	1,236	(1,236)	—
Omega OP Units distributions	—	—	—	—	—	—	(16,413)	(16,413)
Comprehensive income:
Foreign currency translation	—	—	—	—	(7,674)	(7,674)	(195)	(7,869)
Cash flow hedges	—	—	—	—	(1,569)	(1,569)	(39)	(1,608)
Net income	—	—	97,931	—	—	97,931	2,540	100,471
Total comprehensive income								90,994
Balance at September 30, 2020	$22,698	$6,001,092	$2,533,339	$(4,763,468)	$(49,101)	$3,744,560	$193,854	$3,938,414

Balance at December 31, 2018	$20,235	$5,074,544	$2,130,511	$(3,739,197)	$(41,652)	$3,444,441	$320,043	$3,764,484
Cumulative effect of accounting change	—	—	(8,198)	—	—	(8,198)	(292)	(8,490)
Balance at March 31, 2019	20,235	5,074,544	2,122,313	(3,739,197)	(41,652)	3,436,243	319,751	3,755,994
Grant of restricted stock to company directors	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	11,031	—	—	—	11,031	—	11,031
Vesting/exercising of equity compensation plan, net of tax withholdings	13	(3,623)	—	—	—	(3,610)	—	(3,610)
Dividend reinvestment and stock purchase plan	248	91,597	—	—	—	91,845	—	91,845
Deferred compensation directors	—	164	—	—	—	164	—	164
Equity Shelf Program	307	106,737	—	—	—	107,044	—	107,044
Issuance of common stock - merger related	748	280,880	—	—	—	281,628	—	281,628
Common dividends declared ($1.98 per share)	—	—	—	(417,416)	—	(417,416)	—	(417,416)
Vesting/exercising of Omega OP units	—	(4,429)	—	—	—	(4,429)	4,429	—
Conversion and redemption of Omega OP Units to common stock	294	114,228	—	—	—	114,522	(114,522)	—
Omega OP Units distributions	—	—	—	—	—	—	(17,086)	(17,086)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Comprehensive income:
Foreign currency translation	—	—	—	—	(8,970)	(8,970)	(273)	(9,243)
Cash flow hedges	—	—	—	—	(7,650)	(7,650)	(268)	(7,918)
Net income	—	—	281,583	—	—	281,583	9,218	290,801
Total comprehensive income								273,640
Balance at September 30, 2019	$21,847	$5,671,127	$2,403,896	$(4,156,613)	$(58,272)	$3,881,985	$201,477	$4,083,462

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	September 30,
	2020	2019
Cash flows from operating activities
Net income	$100,471	$290,801
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,301	221,185
Impairment on real estate properties	47,210	13,220
(Recovery) impairment on direct financing leases	(1,076)	7,700
Provision for rental income	144,502	10,970
Provision for credit losses	33,577	—
Interest – amortization of deferred financing costs	7,384	6,753
Accretion of direct financing leases	18	6
Stock-based compensation expense	14,380	11,519
Gain on assets sold – net	(13,932)	(52,803)
Amortization of acquired in-place leases – net	(8,460)	(4,673)
Effective yield receivable on mortgage notes	(433)	(258)
Interest paid-in-kind	(5,789)	(5,269)
Loss from unconsolidated joint ventures	153	—
Change in operating assets and liabilities – net:
Contractual receivables	5,359	(156)
Straight-line rent receivables	(16,112)	(35,592)
Lease inducements	(23,391)	(27,353)
Other operating assets and liabilities	(20,265)	(30,295)
Net cash provided by operating activities	510,897	405,755
Cash flows from investing activities
Acquisition of a business, net of cash acquired	—	(59,616)
Acquisition of real estate	(27,230)	(31,287)
Acquisition deposit	—	(22,050)
Net proceeds from sale of real estate investments	117,164	186,011
Investments in construction in progress	(61,991)	(98,187)
Proceeds from direct financing lease and related trust	15,220	88,730
Placement of mortgage loans	(59,922)	(14,739)
Collection of mortgage principal	4,005	43,379
Investments in unconsolidated joint ventures	(2,175)	—
Distributions from unconsolidated joint ventures in excess of earnings	2,852	8,075
Capital improvements to real estate investments	(27,018)	(39,540)
Receipts from insurance proceeds	346	6,878
Investments in other investments	(116,462)	(68,260)
Proceeds from other investments	99,239	72,137
Net cash (used in) provided by investing activities	(55,972)	71,531
Cash flows from financing activities
Proceeds from credit facility borrowings	939,466	887,000
Payments on credit facility borrowings	(893,000)	(1,485,100)
Receipts of other long-term borrowings	—	494,985
Payments of other long-term borrowings	(18,329)	(100,000)
Payments of financing related costs	(896)	(4,054)
Receipts from dividend reinvestment plan	3,747	91,845
Payments for exercised options and restricted stock	(4,148)	(3,848)
Net proceeds from issuance of common stock	1,788	107,044
Dividends paid	(459,743)	(417,252)
Noncontrolling members’ contributions to consolidated joint venture	—	228
Distributions to Omega OP Unit Holders	(16,413)	(17,086)
Net cash used in financing activities	(447,528)	(446,238)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(662)	(487)
Increase in cash, cash equivalents and restricted cash	6,735	30,561
Cash, cash equivalents and restricted cash at beginning of period	33,380	11,671
Cash, cash equivalents and restricted cash at end of period	$40,115	$42,232

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$8,779,962	$8,985,994
Less accumulated depreciation	(1,974,038)	(1,787,425)
Real estate investments – net	6,805,924	7,198,569
Investments in direct financing leases – net	10,858	11,488
Mortgage notes receivable – net	892,539	773,563
	7,709,321	7,983,620
Other investments – net	464,503	419,228
Investments in unconsolidated joint ventures	196,214	199,884
Assets held for sale – net	35,921	4,922
Total investments	8,405,959	8,607,654

Cash and cash equivalents	35,951	24,117
Restricted cash	4,164	9,263
Contractual receivables – net	10,757	27,122
Other receivables and lease inducements	226,413	381,091
Goodwill	644,084	644,415
Other assets	71,261	102,462
Total assets	$9,398,589	$9,796,124

LIABILITIES AND OWNERS’ EQUITY
Term loan – net	$74,837	$74,763
Secured borrowings	371,351	389,680
Accrued expenses and other liabilities	219,958	245,406
Deferred income taxes	9,618	11,350
Intercompany loans payable	4,784,411	4,738,331
Total liabilities	5,460,175	5,459,530

Owners’ Equity:
General partners’ equity	3,744,560	4,135,428
Limited partners’ equity	193,647	200,950
Total owners’ equity	3,938,207	4,336,378
Noncontrolling interest	207	216
Total equity	3,938,414	4,336,594
Total liabilities and equity	$9,398,589	$9,796,124

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Rental income	$83,226	$202,470	$526,258	$589,464
Income from direct financing leases	258	258	775	777
Mortgage interest income	24,013	19,796	65,378	56,762
Other investment income	11,286	9,989	32,870	33,036
Miscellaneous income	394	682	3,315	2,123
Total operating revenues	119,177	233,195	628,596	682,162

Expenses
Depreciation and amortization	81,072	76,696	247,301	221,185
General and administrative	14,812	13,762	44,704	43,770
Real estate taxes	2,127	3,921	9,448	11,833
Acquisition and merger related costs	36	887	62	5,072
Impairment on real estate properties	28,105	3,836	43,732	9,545
(Recovery) impairment on direct financing leases	(324)	—	(1,076)	7,700
Provision for credit losses	32,076	—	33,577	—
Total operating expenses	157,904	99,102	377,748	299,105

Other operating (loss) income
(Loss) gain on assets sold – net	(749)	53,067	13,932	52,803
Operating (loss) income	(39,476)	187,160	264,780	435,860

Other income (expense)
Interest income and other – net	(82)	(25)	(675)	121
Interest expense	(51,800)	(49,878)	(157,332)	(146,358)
Interest – amortization of deferred financing costs	(2,462)	(2,277)	(7,384)	(6,753)
Interest – refinancing costs	(896)	—	(896)	—
Realized gain (loss) on foreign exchange	19	23	(50)	(146)
Total other expense	(55,221)	(52,157)	(166,337)	(153,136)

(Loss) income before income tax expense and income from unconsolidated joint ventures	(94,697)	135,003	98,443	282,724
Income tax expense	(763)	(483)	(2,626)	(1,951)
Income from unconsolidated joint ventures	1,692	8,428	4,654	10,028
Net (loss) income	(93,768)	142,948	100,471	290,801
Net loss attributable to noncontrolling interest	3	9	9	9
Net (loss) income available to owners	$(93,765)	$142,957	$100,480	$290,810

Earnings per unit:
Basic:
Net (loss) income available to owners’	$(0.40)	$0.64	$0.43	$1.33
Diluted:
Net (loss) income	$(0.40)	$0.63	$0.43	$1.32

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(93,768)	$142,948	$100,471	$290,801
Other comprehensive income (loss):
Foreign currency translation	11,874	(7,952)	(7,869)	(9,243)
Cash flow hedges	5,723	169	(1,608)	(7,918)
Total other comprehensive income (loss)	17,597	(7,783)	(9,477)	(17,161)
Comprehensive (loss) income	(76,171)	135,165	90,994	273,640
Comprehensive loss attributable to noncontrolling interest	3	9	9	9
Comprehensive (loss) income attributable to owners	$(76,168)	$135,174	$91,003	$273,649

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

Three Months Ended September 30, 2020 and 2019

Unaudited

(in thousands, except per unit amounts)

	General	Limited
	Partners’	Partners’	Total	General	Limited
	Omega	Omega	Omega	Partners’	Partners’	Total Owners’	Noncontrolling	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity	Interest	Equity
Balance at June 30, 2020	226,943	6,068	233,011	$3,970,233	$196,949	$4,167,182	$210	$4,167,392
Contributions from partners	37	—	37	4,479	—	4,479	—	4,479
Distributions to partners	—	—	—	(152,640)	(4,562)	(157,202)	—	(157,202)
Vesting/exercising of Omega OP Units	—	110	110	(3,355)	3,355	—	—	—
Omega OP Unit conversions	—	(3)	(3)	—	(84)	(84)	—	(84)
Comprehensive income
Foreign currency translation	—	—	—	11,561	313	11,874	—	11,874
Cash flow hedges	—	—	—	5,573	150	5,723	—	5,723
Net loss	—	—	—	(91,291)	(2,474)	(93,765)	(3)	(93,768)
Total comprehensive loss								(76,171)
Balance at September 30, 2020	226,980	6,175	233,155	$3,744,560	$193,647	$3,938,207	$207	$3,938,414

Balance at June 30, 2019	216,089	7,080	223,169	$3,802,971	$249,307	$4,052,278	$228	$4,052,506
Contributions from partners	2,389	—	2,389	93,353	—	93,353	—	93,353
Distributions to partners	—	—	—	(143,497)	(4,953)	(148,450)	—	(148,450)
Vesting/exercising of Omega OP Units	—	56	56	(2,029)	2,029	—	—	—
Omega OP Unit conversions	—	(1,249)	(1,249)	—	(49,112)	(49,112)	—	(49,112)
Comprehensive income
Foreign currency translation	—	—	—	(7,718)	(234)	(7,952)	—	(7,952)
Cash flow hedges	—	—	—	165	4	169	—	169
Net income	—	—	—	138,740	4,217	142,957	(9)	142,948
Total comprehensive income								135,165
Balance at September 30, 2019	218,478	5,887	224,365	$3,881,985	$201,258	$4,083,243	$219	$4,083,462

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

Nine Months Ended September 30, 2020 and 2019

Unaudited

(in thousands, except per unit amounts)

	General	Limited
	Partners’	Partners’	Total	General	Limited	Total
	Omega	Omega	Omega	Partners’	Partners’	Owners’	Noncontrolling	Total
	OP Units	OP Units	OP Units	Equity	Equity	Equity	Interest	Equity
Balance at December 31, 2019	226,631	5,931	232,562	$4,135,428	$200,950	$4,336,378	$216	$4,336,594
Cumulative effect of accounting change	—	—	—	(28,028)	(757)	(28,785)	—	(28,785)
	226,631	5,931	232,562	4,107,400	200,193	4,307,593	216	4,307,809
Contributions from partners	349	—	349	17,182	—	17,182	—	17,182
Distributions to partners	—	—	—	(459,922)	(16,413)	(476,335)	—	(476,335)
Vesting/exercising of Omega OP Units	—	282	282	(8,788)	8,788	—	—	—
Omega OP Unit conversions	—	(38)	(38)	—	(1,236)	(1,236)	—	(1,236)
Comprehensive income
Foreign currency translation	—	—	—	(7,674)	(195)	(7,869)	—	(7,869)
Cash flow hedges	—	—	—	(1,569)	(39)	(1,608)	—	(1,608)
Net income	—	—	—	97,931	2,549	100,480	(9)	100,471
Total comprehensive income								90,994
Balance at September 30, 2020	226,980	6,175	233,155	$3,744,560	$193,647	$3,938,207	$207	$3,938,414

Balance at December 31, 2018	202,346	8,714	211,060	$3,444,441	$320,043	$3,764,484	$—	$3,764,484
Cumulative effect of accounting change	—	—	—	(8,198)	(292)	(8,490)	—	(8,490)
Balance at March 31, 2019	202,346	8,714	211,060	3,436,243	319,751	3,755,994	—	3,755,994
Contributions from partners	16,132	—	16,132	602,624	—	602,624	—	602,624
Distributions to partners	—	—	—	(417,416)	(17,086)	(434,502)	—	(434,502)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Vesting/exercising of Omega OP Units	—	119	119	(4,429)	4,429	—	—	—
Omega OP Unit conversions	—	(2,946)	(2,946)	—	(114,522)	(114,522)	—	(114,522)
Comprehensive income
Foreign currency translation	—	—	—	(8,970)	(273)	(9,243)	—	(9,243)
Cash flow hedges	—	—	—	(7,650)	(268)	(7,918)	—	(7,918)
Net income	—	—	—	281,583	9,227	290,810	(9)	290,801
Total comprehensive income								273,640
Balance at September 30, 2019	218,478	5,887	224,365	$3,881,985	$201,258	$4,083,243	$219	$4,083,462

See notes to consolidated financial statements.

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$100,471	$290,801
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,301	221,185
Impairment on real estate properties	47,210	13,220
(Recovery) impairment loss on direct financing leases	(1,076)	7,700
Provision for rental income	144,502	10,970
Provision for credit losses	33,577	—
Interest – amortization of deferred financing costs	7,384	6,753
Accretion of direct financing leases	18	6
Stock-based compensation expense	14,380	11,519
Gain on assets sold – net	(13,932)	(52,803)
Amortization of acquired in-place leases – net	(8,460)	(4,673)
Effective yield receivable on mortgage notes	(433)	(258)
Interest paid-in-kind	(5,789)	(5,269)
Loss from unconsolidated joint ventures	153	—
Change in operating assets and liabilities – net:
Contractual receivables	5,359	(156)
Straight-line rent receivables	(16,112)	(35,592)
Lease inducements	(23,391)	(27,353)
Other operating assets and liabilities	(20,265)	(30,295)
Net cash provided by operating activities	510,897	405,755
Cash flows from investing activities
Acquisition of a business, net of cash acquired	—	(59,616)
Acquisition of real estate	(27,230)	(31,287)
Acquisition deposit	—	(22,050)
Net proceeds from sale of real estate investments	117,164	186,011
Investments in construction in progress	(61,991)	(98,187)
Proceeds from direct financing lease and related trust	15,220	88,730
Placement of mortgage loans	(59,922)	(14,739)
Collection of mortgage principal	4,005	43,379
Investments in unconsolidated joint ventures	(2,175)	—
Distributions from unconsolidated joint ventures in excess of earnings	2,852	8,075
Capital improvements to real estate investments	(27,018)	(39,540)
Receipts from insurance proceeds	346	6,878
Investments in other investments	(116,462)	(68,260)
Proceeds from other investments	99,239	72,137
Net cash (used in) provided by investing activities	(55,972)	71,531
Cash flows from financing activities
Repayments of secured borrowing	(18,329)	—
Proceeds from intercompany loans payable to Omega	939,466	1,381,985
Repayment of intercompany loans payable to Omega	(893,000)	(1,585,100)
Payment of financing related costs incurred by Omega	(896)	(4,054)
Noncontrolling members’ contributions to consolidated joint venture	—	228
Equity contributions from general partners	1,387	195,041
Distributions to general partners	(459,743)	(417,252)
Distributions to limited partners	(16,413)	(17,086)
Net cash used in financing activities	(447,528)	(446,238)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(662)	(487)
Increase in cash, cash equivalents and restricted cash	6,735	30,561
Cash, cash equivalents and restricted cash at beginning of period	33,380	11,671
Cash, cash equivalents and restricted cash at end of period	$40,115	$42,232

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC. AND OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2020

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Omega”) was incorporated in the State of Maryland on March 31, 1992 and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega and Omega OP, collectively.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants, mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income derives from fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of September 30, 2020, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the outstanding Omega OP Units.

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

Risks and Uncertainties

The Company is subject to certain risks and uncertainties affecting the healthcare industry, including those stemming from the novel coronavirus (“COVID-19”) global pandemic described below, which has disproportionately impacted the senior care sector, as  well as, those stemming from healthcare legislation and changing regulation by federal, state and local governments, including those driven by the COVID-19 pandemic. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the rising cost of healthcare services.

The COVID-19 pandemic has led governments and other authorities in the U.S., U.K. and around the world to impose measures intended to control its spread, including but not limited to, the mandated use of personal protective equipment, restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, etc.  A range of government restrictions remain in place along with continuing uncertainty around the potential duration of the pandemic.  As of October 22, 2020, approximately half of our facilities have reported one or more positive cases of COVID-19 among the residents and/or operator employee populations. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment and processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the pandemic, including potential patient litigation and decreased demand for their services. The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

As of September 30, 2020, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entity.

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

For the three months ended September 30, 2020 and 2019, we recognized impairment on real estate properties of approximately $28.1 million and $3.8 million, respectively.  For the nine months ended September 30, 2020 and 2019, we recognized impairment on real estate properties of approximately $43.7 million and $9.5 million, respectively.

In July 2020, we executed a Forbearance and Transition Agreement with Daybreak Venture LLC (“Daybreak”) which, among other things, set forth the parties’ plan to sell or re-lease the Daybreak portfolio (which plan contemplated the potential sale of 28 facilities currently leased to Daybreak to a non-Omega party for $100 million), and the Company’s agreement to forbear from exercising certain default remedies during the transition period. During the third quarter of 2020, discussions terminated on the contemplated sale transaction for $100 million, and in October 2020 the Forbearance and Transition Agreement was amended and restated to continue the forbearance. The Company is in negotiations with other third-party operators to re-lease these 28 facilities, along with three additional facilities. Further, the Company expects to re-lease or sell one additional Daybreak facility with a net book value of $0.1 million either in connection with or separate from these transactions. As of September 30, 2020, the 31 facilities subject to current re-lease negotiations have a net book value of approximately $147 million. We evaluated the facilities for impairment as of September 30, 2020 and concluded that the facilities were not impaired, as we believe that our expected annual nominal cash flows from re-leasing these facilities exceed our current net book value of the 31 facilities.  To the extent certain of these 31 facilities are not re-leased to a third-party operator and are instead identified for sale, we may be required to record an impairment to the extent the sales price for a facility is less than its net book value.

On May 26, 2020, we executed an agreement to sell an acute care hospital located in Nevada to an unrelated third-party for $56.5 million.  The agreement provided that the sale was subject to a 60-day due diligence period which expired in July 2020. During the second quarter of 2020, we recorded an impairment of approximately $2.2 million related to this facility to reduce its net book value to its fair value less costs to sell of approximately $55.3 million and reclassified the facility to assets held for sale. In July 2020, we agreed with the third-party buyer to lower the purchase price to approximately $49.0 million.  The reduction in the purchase price resulted in an additional impairment of approximately $7.4 million in July 2020, and the facility was subsequently sold in September 2020.

Allowance for Losses on Mortgages, Other Investments and Direct Financing Leases

The allowances for losses on mortgage notes receivable, other investments and direct financing leases (collectively, our “loans”) are maintained at a level believed adequate to absorb potential losses. The determination of the allowances is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, financial strength of the borrower and guarantors and the value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreements. Consistent with this definition, all loans on non-accrual status may be deemed impaired. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. When management identifies a loan impairment, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral. We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral.

We account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost-recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impaired loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost-recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income. Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement. As of September 30, 2020 and December 31, 2019, we had $61.0 million and $5.1 million, respectively, of reserves on our loans. For additional information see “Accounting Pronouncements Adopted in 2020,” Note 3 – Direct Financing Leases, Note 4 – Mortgage Notes Receivable, and Note 5 – Other Investments.

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

Earnings Per Share/Unit

The computation of basic earnings per share/unit (“EPS” or “EPU”) is computed by dividing net (loss) income available to common stockholders/Omega OP Unit holders by the weighted-average number of shares of common stock/Omega OP Units outstanding during the relevant period. Diluted EPS/EPU is computed using the treasury stock method, which is net (loss) income divided by the total weighted-average number of common outstanding shares/Omega OP Units plus the effect of dilutive common equivalent shares/units during the respective period. Dilutive common shares/Omega OP Units reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including restricted stock and profit interest units, performance restricted stock and profit interest units, the assumed issuance of additional shares related to Omega OP Units held by outside investors. Dilutive Omega OP Units reflect the assumed issuance of additional Omega OP Units pursuant to certain of our share-based compensation plans, including, restricted stock and profit interest units, performance restricted stock and profit interest units. To the extent we have a net loss, potential common shares/units are not included in the computation of diluted earnings per share as the effect would be an antidilutive per share amount.

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

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. Omega recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in Omega OP’s owners’ equity and Omega’s AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At September 30, 2020 and December 31, 2019, the fair value of certain qualifying cash flow hedges was $12.0 million and $3.7 million, respectively, and are included in accrued expenses and other liabilities on our Consolidated Balance Sheets (see Note 19 – Subsequent Events).  At September 30, 2020, the fair value of certain qualifying cash flow hedges was $6.6 million and is included in other assets on our Consolidated Balance Sheets (see Note 14 – Borrowing Activities and Arrangements).

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

We assess the probability of collecting substantially all payments under our leases based on several factors, including, among other things, payment history of the lessee, the financial strength of the lessee and any guarantors, historical operations and operating trends, current and future economic conditions and expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern).  If our evaluation of these factors indicates it is probable that we will be unable to collect substantially all rents, we place that operator on a cash basis and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. As a result of placing an operator on a cash basis, we may recognize a charge to rental income for any contractual rent receivable, straight-line rent receivable and lease inducements. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.

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

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)

Contractual receivables – net	$10,757	$27,122

Effective yield interest receivables	$12,481	$12,914
Straight-line rent receivables	129,559	275,549
Lease inducements	84,373	92,628
Other receivables and lease inducements	$226,413	$381,091

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

During the third quarter of 2020, we wrote-off approximately $142.3 million of contractual receivables, straight-line rent receivables, and lease inducements to rental income as a result of placing three operators on a cash basis resulting from a change in our evaluation of the collectability of future rent payments due under the respective lease agreements as we considered information the Company received from these three operators regarding substantial doubt as to their ability to continue as a going concern. Of the $142.3 million, $64.9 million related to Genesis Healthcare, Inc. (“Genesis”), $75.3 million related to Agemo Holdings, LLC (“Agemo”) and $2.1 million related to another operator which leases two facilities from the Company. During the third quarter of 2020, we also wrote-off approximately $1.0 million of straight-line rent receivable to rental income as a result of transitioning facilities to another existing operator. In addition, during the third quarter of 2020, we received a one-time rent payment of approximately $55.4 million from Maplewood Real Estate Holdings, LLC (“Maplewood”), in conjunction with the restructuring of its master lease and loans with Omega (see Note 5 – Other Investments).  This payment was accounted for as an adjustment to straight-line rent receivables and is being amortized over the remaining term of the master lease.

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

We elected to disaggregate our financial assets within the scope of Topic 326 based on the type of financial instrument. These segments were further disaggregated based on our internal credit ratings.  We assess our internal credit ratings on a quarterly basis.  Our internal credit ratings consider several factors including the collateral and/or security, the performance of borrowers underlying facilities, if applicable, available credit support (e.g., guarantees), borrowings with third parties, and other ancillary business ventures and real estate operations of the borrower.  Our internal ratings range between 1 and 7.  An internal rating of 1 reflects the lowest likelihood of loss and a 7 reflects the highest likelihood of loss.

Amortized Cost Basis By Year of Origination and Credit Quality Indicator

Rating	Financial Statement Line Item	2020	2019	2018	2017	2016	2015	2014 & older	Revolving Loans	Balance as of September 30, 2020
		(in thousands)
1	Mortgage Notes Receivable	$-	$-	$-	$-	$-	$67,381	$-	$-	$67,381
2	Mortgage Notes Receivable	43,150	-	-	-	-	-	-	-	43,150
3	Mortgage Notes Receivable	-	-	-	-	-	-	35,964	-	35,964
4	Mortgage Notes Receivable	88,749	15,765	44,451	46,491	36,297	9,561	500,399	-	741,713
5	Mortgage Notes Receivable	-	-	19,000	305	-	-	7,834	-	27,139
6	Mortgage Notes Receivable	-	-	-	-	-	-	6,377	-	6,377
	Sub-total	131,899	15,765	63,451	46,796	36,297	76,942	550,574	-	921,724

3	Investment in Direct Financing Leases	-	-	-	-	-	11,470	-	-	11,470
	Sub-total	-	-	-	-	-	11,470	-	-	11,470

1	Other Investments	17,556	-	-	-	-	-	-	-	17,556
2	Other Investments	-	-	-	-	-	2,082	-	15,265	17,347
3	Other Investments	-	23,237	32,283	-	-	388	4,032	144,368	204,308
4	Other Investments	3,500	14,117	112,910	-	83,495	-	-	5,000	219,022
5	Other Investments	-	22,326	14,436	-	-	-	-	700	37,462
	Sub-total	21,056	59,680	159,629	-	83,495	2,470	4,032	165,333	495,695

Total		$152,955	$75,445	$223,080	$46,796	$119,792	$90,882	$554,606	$165,333	$1,428,889

We have a limited history of incurred losses and consequently have elected to employ external data to perform our expected credit loss calculation.  We have elected a probability of default (“PD”) and loss given default (“LGD”) methodology. Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration (“FHA”) along with Standards & Poor’s one-year global corporate default rates.  Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the United States Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset.

Allowance for Credit Loss

Segment	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2019	Allowance for Credit Loss on January 1, 2020	Provision for Credit Loss for the three months ended September 30, 2020	Provision for Credit Loss for the nine months ended September 30, 2020	Allowance for Credit Loss as of September 30, 2020
		(in thousands)
Segment A-4	Mortgage Notes Receivable	$-	$19,293	$(415)	$3,359	$22,652
Segment B-3	Mortgage Notes Receivable	-	901	(11)	(85)	816
Segment C-5	Mortgage Notes Receivable	-	829	(66)	(475)	354
Segment E-6	Mortgage Notes Receivable	4,905	363	25	(2)	5,266
Segment F-2	Mortgage Notes Receivable	-	-	(36)	97	97
	Sub-total	4,905	21,386	(503)	2,894	29,185

Segment A-3	Investment in Direct Financing Leases	217	611	6	1	612
	Sub-total	217	611	6	1	612

Segment A-4	Other Investments	-	3,158	23,574	22,748	25,906
Segment B-3	Other Investments	-	1,434	2,911	2,499	3,933
Segment C-2	Other Investments	-	195	(41)	(112)	83
Segment D-5	Other Investments	-	1,901	(86)	(631)	1,270
	Sub-total	-	6,688	26,358	24,504	31,192

Segment A-4	Off-Balance Sheet Mortgage Commitments	-	100	(36)	(73)	27
Segment B-3	Off-Balance Sheet Note Commitments	-	-	2,389	2,389	2,389
Segment C-2	Off-Balance Sheet Note Commitments	-	-	16	16	16
	Sub-total	-	100	2,369	2,332	2,432

	Total	$5,122	$28,785	$28,230	$29,731	$63,421

As of September 30, 2020, $10.3 million of contractual interest receivable is recorded in contractual receivables – net on our Consolidated Balance Sheets.  We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible. During the third quarter of 2020, we determined that interest receivable of $3.8 million (related to the Agemo term loans, see Note 5 – Other Investments) was no longer considered collectible. As such, we reserved approximately $3.8 million of interest receivable through the provision for credit losses during the three month period ended September 30, 2020. The $3.8 million reserve for interest receivable is excluded from the table above.

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

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

A summary of our investments in real estate properties subject to operating leases is as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Buildings	$7,027,766	$7,056,106
Land	880,498	901,246
Furniture and equipment	528,324	515,421
Site improvements	303,978	287,655
Construction in progress	39,396	225,566
Total real estate investments	8,779,962	8,985,994
Less accumulated depreciation	(1,974,038)	(1,787,425)
Real estate investments – net	$6,805,924	$7,198,569

At September 30, 2020, our leased real estate properties included 754 SNFs, 114 ALFs, 28 specialty facilities and two MOBs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Rental income – operating leases	$81,424	$199,193	$517,384	$579,621
Variable lease income – operating leases	1,802	3,277	8,874	9,843
Total lease income	$83,226	$202,470	$526,258	$589,464

The following table summarizes the significant asset acquisitions that occurred during the first nine months of 2020:

	Number of					Total		Building & Site	Furniture	Initial
	Facilities				Country/	Investment	Land	Improvements	& Equipment	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)				Cash Yield(1)
Q1	—	2	—	—	UK	$12.1	$3.6	$8.0	$0.5	8.00%
Q1	1	—	—	—	IN	7.0	0.7	5.8	0.5	9.50%
Q2	1	—	—	—	OH	6.9	0.8	5.5	0.6	9.50%
Total	2	2	—	—		$26.0	$5.1	$19.3	$1.6
(1)	The initial annual cash yield reflects the initial annual cash rent divided by the purchase price.

During the third quarter of 2020, we acquired one parcel of land (not reflected in the table above) for approximately $1.3 million.

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

Pro Forma Acquisition Results

The following unaudited pro forma information presents consolidated financial information as if the MedEquities Merger occurred on January 1, 2019.  In the opinion of management, all significant, necessary adjustments to reflect the effect of the merger have been made.

Pro Forma
Nine Months Ended
September 30,
2019

Pro forma revenues	$703,650
Pro forma net income	$301,074

Earnings per share – diluted:
Net income – as reported	$1.32
Net income – pro forma	$1.33

Asset Sales and Impairments

During the first quarter of 2020, we sold six facilities subject to operating leases for approximately $18.1 million in net cash proceeds, recognizing a net gain of approximately $1.8 million.  In addition, we recorded impairments on three facilities of approximately $3.6 million (one was subsequently reclassified to assets held for sale).

During the second quarter of 2020, we sold 15 facilities (also see Note 4 – Mortgages Notes Receivable) subject to operating leases and one facility subject to a direct financing lease for approximately $38.0 million in net cash proceeds, recognizing a net gain of approximately $12.8 million.  In addition, we recorded impairments on 10 facilities of approximately $12.0 million (two were subsequently reclassified to assets held for sale).

During the third quarter of 2020, we sold six facilities and a parcel of land subject to operating leases for approximately $61.0 million in net cash proceeds, recognizing a net loss of approximately $0.7 million. In addition, we recorded impairments on seven facilities of approximately $28.1 million (six were subsequently reclassified to assets held for sale during the third quarter of 2020). Our impairments for the third quarter of 2020 were offset by approximately $3.5 million of insurance proceeds related to a facility that was previously destroyed and impaired.

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

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Minimum lease payments receivable	$26,217	$27,227
Less unearned income	(14,747)	(15,522)
Investment in direct financing leases	11,470	11,705
Less allowance for credit losses on direct financing leases	(612)	(217)
Investment in direct financing leases – net	$10,858	$11,488

Properties subject to direct financing leases	1	2
Number of direct financing leases	1	2

In June 2020, we received approximately $14.9 million from the Orianna Health Systems Distribution Trust (the “Trust”) as part of its final liquidation. As of December 31, 2019, our remaining receivable was approximately $14.1 million which was recorded in other assets on our Consolidated Balance Sheets.  Approximately $0.8 million of the overall proceeds of $14.9 million were recorded in recovery (impairment) of direct financing leases. During the third quarter of 2020, we received additional proceeds of approximately $0.3 million from the Trust, which were recorded in recovery (impairment) of direct financing leases on our Consolidated Statements of Operations.

In March 2019, we received updated information from the Trust indicating diminished collectability of the accounts receivable owed to us.  As a result, we recorded an additional $7.7 million allowance during the three months ended March 31, 2019.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of September 30, 2020, mortgage notes receivable relate to ten fixed rate mortgage notes on 64 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states that are operated by seven independent healthcare operating companies. We monitor compliance with the terms of our mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Mortgage note due 2027; interest at 10.59%	$112,500	$112,500
Mortgage notes due 2029; interest at 10.52%(1)	672,364	526,520
Other mortgage notes outstanding(2)	136,860	139,448
Mortgage notes receivable, gross	921,724	778,468
Allowance for credit losses on mortgage notes receivable	(29,185)	(4,905)
Total mortgages — net	$892,539	$773,563
(1)	Approximates the weighted average interest rate on 47 facilities as of September 30, 2020. Two notes totaling approximately $28.6 million are construction mortgages with maturities in 2021. Two mortgage notes totaling $43.2 million mature in 2021 and the remaining loan balance matures in 2029.
(2)	Other mortgages outstanding have a weighted average interest rate of 9.40% per annum as of September 30, 2020 and maturity dates through 2028.

$672 Million Mortgage Notes due 2029

On May 1, 2020, we amended our initial $415 million amortizing master mortgage (the “Master Mortgage”) with Ciena Healthcare (“Ciena”) to (i) increase the interest rate on the Master Mortgage to 10.67% per annum and (ii) add an additional $83.5 million mortgage note related to eight SNFs and one ALF located in Michigan.  These nine facilities were formerly leased to Ciena and were sold to Ciena in a noncash transaction that closed on May 1, 2020 and we retained the first mortgage.  In connection with this sale, we recorded a loss of $3.6 million related to the write-off of the nine facilities’ straight-line rent receivable. The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 10.31% which increases each year by 2%.  As of September 30, 2020, the outstanding principal balance of this mortgage note is approximately $83.4 million.

In June 2020, we entered into a loan agreement with subsidiaries of Ciena to provide $43.2 million of mortgage notes related to two SNFs located in Ohio.  The mortgage notes mature on June 30, 2021 and bear an initial annual interest rate of 9.5%.  As of September 30, 2020, the outstanding principal balance of these mortgage notes is approximately $43.2 million.  As of September 30, 2020, our total outstanding mortgage notes receivable with Ciena total $672.4 million.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Other investment notes due 2021; interest at 13.11% (1)	$81,948	$77,087
Other investment notes due 2021-2025; interest at 8.25% (1)	62,187	58,687
Other investment note due 2023; interest at 12.00%	49,908	52,213
Other investment notes due 2030; interest at 7.00%	132,148	65,000
Other investment notes outstanding (2)	169,504	166,241
Total other investments, gross	495,695	419,228
Allowance for credit losses on other investments	(31,192)	—
Total other investments - net	$464,503	$419,228
(1)	Approximate weighted average interest rate as of September 30, 2020.
(2)	Other investment notes have a weighted average interest rate of 7.92% as of September 30, 2020 and maturity dates through 2028.

Other Investment Notes due 2021

On July 29, 2016, we provided Genesis a $48.0 million secured term loan bearing interest at a rate equal to the Eurodollar base rate (determined using reference rates, subject to a floor of 1.0%) or an alternative base rate (determined using reference rates, subject to a floor of 2.0%), plus in each case a specified applicable margin. The initial applicable margin for the Eurodollar base rate loans is 13.0% per annum and the initial applicable margin for the alternative base rate loans is 12.0% per annum.  This loan was initially scheduled to mature on July 29, 2020.  On May 9, 2019, we extended the maturity of this loan to November 30, 2021.  This term loan (and the 2018 term loan discussed below) is secured by a first priority lien on and security interest in certain collateral of Genesis.

On March 6, 2018, we amended certain terms of the 2016 term loan to Genesis. Commencing February 22, 2018, the 2016 term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum shall be paid-in-kind.  Additionally, the amended term loan does not require monthly payments of principal.  All principal and accrued and unpaid interest will be due at maturity on November 30, 2021.  Prior to the amendment, the term loan had required monthly principal payments of $0.25 million through July 2019, and $0.5 million from August 2019 through maturity, with a portion of the monthly interest accrued to the outstanding principal balance of the loan.  In addition, in November 2017, we had provided Genesis forbearance through February 2018, which had allowed for the deferral of principal payments and permitted Genesis to accrue all interest due to the outstanding principal balance of the loan. As of September 30, 2020, approximately $63.8 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind, that was initially scheduled to mature on July 29, 2020.  On May 9, 2019, we extended the maturity of this loan to November 30, 2021. As of September 30, 2020, approximately $18.2 million is outstanding on this term loan.

As of September 30, 2020, our total other investments outstanding with Genesis approximate $81.9 million. We evaluated our loans with Genesis for impairment during the third quarter of 2020, with no incremental provision for credit loss recognized given the underlying collateral value.

Other Investment Notes due 2021-2025

On September 30, 2016, we acquired and amended a term loan of approximately $37.0 million with Agemo. A $5.0 million tranche of the term loan that bore interest at 13% per annum was repaid in August 2017. The remaining $32.0 million tranche of the term loan (the “$32.0 million term loan”) bears interest at 9% per annum and matures on December 31, 2024. The $32.0 million term loan and the $1.7 million term loan (discussed below) are secured by a security interest in certain collateral of Agemo.

On November 5, 2019, we provided Agemo a $1.7 million term loan (which was added to the $32.0 million term loan) that bears interest at a fixed rate of 9% per annum and was initially scheduled to mature on March 31, 2020.  On February 10, 2020, we extended the maturity of this loan to January 1, 2021.  During the third quarter of 2020, the Company concluded that both the $32.0 million term loan and $1.7 million term loan were impaired, based in part on our consideration of information the Company received from the operator regarding substantial doubt as to its ability to continue as a going concern. We recorded a provision for credit loss of $24.4 million to reduce the carrying value of these loans to the fair value of the underlying collateral, which was limited to our $9.3 million letter of credit (a Level 1 input).  We also fully reserved approximately $3.8 million of contractual interest receivable related to the $32.0 million term loan (see Note 1 – Basis of Presentation and Significant Accounting Policies). As of September 30, 2020, approximately $9.3 million is outstanding on these term loans.  On September 1, 2020, we placed both the $32.0 million and the $1.7 million term loans on a cash basis for purposes of revenue recognition.

On May 7, 2018, the Company provided Agemo a $25.0 million secured working capital loan bearing interest at 7% per annum and matures on April 30, 2025.  The working capital loan is primarily secured by a collateral package that includes a second lien on the accounts receivable of the borrowers.  The proceeds of the working capital loan were used to pay operating expenses, settlement payments, fees, taxes and other costs approved by the Company. As of September 30, 2020, approximately $25.0 million is outstanding on this working capital loan. During the third quarter of 2020, no incremental provision for credit loss was recorded for this loan given the underlying collateral value.

On February 28, 2020, we provided an affiliate of Agemo a $3.5 million term loan bearing interest at a fixed rate of 10% per annum (with the interest paid-in-kind) and matures on February 28, 2021. As of September 30, 2020, $3.5 million is outstanding on this term loan. During the third quarter of 2020, no incremental provision for credit loss was recorded for this loan given the underlying collateral value.

At September 30, 2020, the total carrying value of our loans with Agemo and its affiliates, net of allowances for credit losses, is approximately $37.8 million.

Other Investment Notes due 2030

In 2015 and 2017, we entered into two separate $50.0 million and $15.0 million secured revolving credit facilities with Maplewood and its subsidiaries. These revolving credit facilities bore interest at approximately 6.66% per annum and 9.5% per annum, respectively, and were initially scheduled to mature in 2023. As a part of an overall restructuring with this operator, the Company entered into a $220.5 million secured revolving credit facility with Maplewood on July 31, 2020, of which $132.1 million was drawn at closing. The funds drawn at closing were used to repay the prior credit facilities with Maplewood, as well as other lease obligations owed to the Company, of which approximately $55.4 million was scheduled to be repaid at termination of the master lease.  Loan proceeds under the new credit facility may also be used to fund Maplewood’s working capital needs. Loans made under this facility bear interest at a fixed rate of 7% per annum and mature on June 30, 2030. As of September 30, 2020, $132.1 million remains outstanding on this credit facility to Maplewood.

As a result of entering into the $220.5 million secured revolving credit facility in July 2020, the Company reassessed its relationship with Maplewood and concluded that Maplewood was a VIE (see Note 6 – Variable Interest Entities).

Other Investment Notes Outstanding

On April 17, 2020, we provided a $17.6 million unsecured loan to a subsidiary of Second Spring Healthcare Investments (an entity in which we have an approximate 15% ownership interest, see Note 7 – Investment in Joint Ventures).  The loan bears interest at the greater of the prime interest rate or 3-month LIBOR plus 2.75% per annum and is due on demand.  As of September 30, 2020, the loan bears interest at 3.25% per annum and has a total outstanding balance of $17.6 million.

NOTE 6 – VARIABLE INTEREST ENTITIES

As of September 30, 2020 and December 31, 2019, Agemo is a VIE.  As of September 30, 2020, Maplewood is also a VIE.  Below is a summary of our assets, liabilities and collateral associated with these operators as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Agemo	Maplewood	Agemo
	(in thousands)		(in thousands)
Assets
Real estate investments – net	$375,641	$746,956	$403,389
Other investments	37,753	132,148	58,687
Contractual receivables	641	771	18,113
Straight-line rent receivables	—	(61,207)	46,247
Lease inducement	—	71,006	6,810
Subtotal	414,035	889,674	533,246

Liabilities
Net in-place lease liability	—	(337)	—
Contingent liability	—	(43,915)	—
Subtotal	—	(44,252)	—

Collateral
Letters of credit	(9,253)	—	(9,253)
Personal guarantee	(8,000)	(40,000)	(8,000)
Other collateral	(375,641)	(746,956)	(403,389)
Subtotal	(392,894)	(786,956)	(420,642)

Maximum exposure to loss	$21,141	$58,466	$112,604

In determining our maximum exposure to loss from the VIE, we considered the underlying carrying value of the real estate subject to leases with the operator and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any, as well as other liabilities recognized with respect to these operators. See Note 5 – Other Investments regarding the terms of the other investments with Agemo and Maplewood.

The table below reflects our total revenues from Agemo and Maplewood for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2020	2019	2019	2020	2020	2019	2019
	Agemo	Maplewood	Agemo	Maplewood	Agemo	Maplewood	Agemo	Maplewood

	(in thousands)
Revenue
Rental income(1)	$(63,128)	$13,199	$15,145	$10,337	$(33,026)	$33,381	$45,473	$28,804
Other investment income	1,059	1,979	1,168	1,215	3,597	4,833	3,295	3,606
Total (2)	$(62,069)	$15,178	$16,313	$11,552	$(29,429)	$38,214	$48,768	$32,410
(1)	The rental income related to Agemo for the three and nine months ended September 30, 2020, reflects the write-off of approximately $75.3 million of contractual rent receivable, straight-line rent receivable and lease inducements (see Note 1 – Basis of Presentation and Significant Accounting Policies).
(2)	For the three months ended September 30, 2020 and 2019, we received cash from Agemo of approximately $13.4 million and $13.5 million, respectively, pursuant to our lease and other investment agreements. For the nine months ended September 30, 2020 and 2019, we received cash from Agemo of approximately $40.1 million and $39.7 million, respectively, pursuant to our lease and other investment agreements. For the three months ended September 30, 2020 and 2019, we received cash rental income and other investment income from Maplewood of approximately $17.5 million and $11.4 million, respectively. For the nine months ended September 30, 2020 and 2019, we received cash rental income and other investment income from Maplewood of approximately $51.4 million and $31.7 million, respectively.

NOTE 7 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in the following entities that are accounted for under the equity method (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment	Initial	Facility	Facilities at	September 30,	December 31,
Entity (1)%		Date	Investment(2)	Type	9/30/2020	2020	2019
Second Spring Healthcare Investments(3)	15%	11/1/2016	$50,032	SNF	23	$20,386	$22,504
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	72,585	73,273
Cindat Joint Venture	49%	12/18/2019	105,687	ALF	67	103,052	103,976
OMG Senior Housing, LLC	50%	12/6/2019	—	ILF	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	450	N/A	N/A	191	131
			$230,003			$196,214	$199,884
(1)	These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture.
(2)	Our initial investment includes our transaction costs, if any.
(3)	The Company made a loan of $17.6 million to the venture which is included in other investments. See Note 5 – Other Investments.

The following table reflects our income (loss) from unconsolidated joint ventures for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2020	2019	2020	2019

	(in thousands)
Second Spring Healthcare Investments	$1,666	$7,832	$2,947	$9,139
Lakeway Realty, L.L.C.	637	596	1,860	889
Cindat Joint Venture	(398)	—	493	—
OMG Senior Housing, LLC	(108)	—	(387)	—
OH CHS SNP, Inc.	(105)	—	(259)	—
Total	$1,692	$8,428	$4,654	$10,028

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided.  For the three months ended September 30, 2020 and 2019, we recognized approximately $0.3 million and $0.2 million, respectively of asset management fees. For the nine months ended September 30, 2020 and 2019, we recognized approximately $1.0 million and $0.7 million, respectively of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of	Net Book Value
	Properties	(in thousands)
December 31, 2019	6	$4,922
Properties sold (1)	(4)	(4,341)
Properties added (2)	6	23,544
March 31, 2020	8	24,125
Properties sold (1)	(5)	(19,910)
Properties added (2)	3	66,301
June 30, 2020	6	70,516
Properties sold (1)	(4)	(66,560)
Properties added (2)	11	31,965
September 30, 2020 (3)	13	$35,921
(1)	In the first quarter of 2020, we sold four facilities for approximately $4.2 million in net cash proceeds recognizing a net loss on sale of approximately $0.5 million. In the second quarter of 2020, we sold five facilities for approximately $38.4 million in net cash proceeds recognizing a net gain on sale of approximately $16.7 million. In the third quarter of 2020, we sold four facilities and a parcel of land for approximately $60.7 million in net cash proceeds recognizing a net loss on sale of approximately $1.0 million. During the third quarter of 2020, we recorded a $7.4 million impairment on one facility to reduce its net book value to its fair value less cost to sell.
(2)	In the first quarter of 2020, we recorded approximately $1.9 million of impairment expense to reduce one facility’s book value to its estimated fair value less costs to sell before it was reclassified to assets held for sale. In the second quarter of 2020, we recorded approximately $2.6 million of impairment expense to reduce two facilities’ book value to their estimated fair value less costs to sell before they were reclassified to assets held for sale. In the third quarter of 2020, we recorded approximately $24.2 million of impairment expense to reduce six facilities’ book value to their estimated fair value less costs to sell before they were reclassified to assets held for sale.

(3) We plan to sell the facilities classified as assets held for sale at September 30, 2020 within the next twelve months.

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

	(in thousands)
Assets:
Goodwill	$644,084	$644,415

Above market leases	$22,822	$49,240
Accumulated amortization	(20,526)	(21,227)
Net intangible assets	$2,296	$28,013

Liabilities:
Below market leases	$140,744	$147,292
Accumulated amortization	(94,914)	(87,154)
Net intangible liabilities	$45,830	$60,138

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

For the three months ended September 30, 2020 and 2019, our net amortization related to intangibles was $3.7 million and $1.3 million, respectively.  For the nine months ended September 30, 2020 and 2019, our net amortization related to intangibles was $8.5 million and $4.7 million, respectively.  The estimated net amortization related to these intangibles for the remainder of 2020 and the subsequent four years is as follows: remainder of 2020 – $2.7 million; 2021 – $6.1 million; 2022 – $5.8 million; 2023 – $5.6 million and 2024 – $5.4 million. As of September 30, 2020, the weighted average remaining amortization period of above market lease assets is nine years and below market lease liabilities is approximately eight years.

The following is a summary of our goodwill as of September 30, 2020:

(in thousands)
Balance as of December 31, 2019	$644,415
Less: foreign currency translation	(331)
Balance as of September 30, 2020	$644,084

NOTE 10 – CONCENTRATION OF RISK

As of September 30, 2020, our portfolio of real estate investments consisted of 976 healthcare facilities, located in 40 states and the U.K. and operated by 69 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.7 billion at September 30, 2020, with approximately 97% of our real estate investments related to healthcare facilities. Our portfolio is made up of (i) 755 SNFs, 114 ALFs, 28 specialty facilities, two medical office buildings, (ii) fixed rate mortgages on 57 SNFs, three ALFs and four specialty facilities, and (iii) 13 facilities that are held for sale. At September 30, 2020, we also held other investments of approximately $464.5 million, consisting primarily of secured loans to third-party operators of our facilities and $196.2 million of investments in five unconsolidated joint ventures.

At September 30, 2020 we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”). Ciena also generated approximately 11% of our total revenues for the three and nine months ended September 30, 2020.  Ciena generated approximately 11% of our total revenues for the three and nine months ended September 30, 2019.  At September 30, 2020, the three states in which we had our highest concentration of investments were Florida (14%), Texas (9%) and Michigan (7%).

NOTE 11 – STOCKHOLDERS’/OWNERS’ EQUITY

$200 Million Stock Repurchase Program

On March 20, 2020, Omega’s Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock from time to time over the twelve months ending March 20, 2021. We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions or in any other manner as determined by Omega’s management and in accordance with applicable law.  The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations.  Omega has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any of its outstanding common stock during the nine months ended September 30, 2020.

Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
January 31, 2020	February 14, 2020	$0.67
April 30, 2020	May 15, 2020	$0.67
July 31, 2020	August 14, 2020	$0.67
November 2, 2020	November 16, 2020	$0.67

On the same dates listed above, Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

$500 Million Equity Shelf Program

For the three months ended September 30, 2020, no shares were issued under our $500 Million Equity Shelf Program.   For the three months ended September 30, 2019, we issued approximately 0.1 million shares of our common stock at an average price of $33.91 per share, net of issuance costs, generating net proceeds of $4.2 million under our $500 Million Equity Shelf Program.  For the nine months ended September 30, 2020 and 2019, we issued approximately 49 thousand and 3.1 million, respectively, shares of our common stock at an average price of $34.64 per share and $34.78 per share, respectively, net of issuance costs, generating net proceeds of $1.7 million and $107.0 million, respectively, under our $500 Million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

On March 23, 2020, we announced that we suspended our Dividend Reinvestment and Common Stock Purchase Plan. For the three months ended September 30, 2020, no shares were issued under our Dividend Reinvestment and Common Stock Purchase Plan. For the three months ended September 30, 2019, we issued approximately 1.0 million shares of our common stock at an average price of $37.87 per share through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $37.7 million. For the nine months ended September 30, 2020 and 2019, we issued approximately 90 thousand and 2.5 million, respectively, shares of our common stock at an average price of $41.80 per share and $37.06 per share, respectively, through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $3.7 million and $91.8 million, respectively.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(68,795)	$(49,715)	$(35,100)	$(47,704)
Translation loss	21,808	(12,015)	(11,818)	(13,857)
Realized gain (loss)	19	23	(50)	(146)
Ending balance	(46,968)	(61,707)	(46,968)	(61,707)

Derivative Instruments:
Cash flow hedges:
Beginning balance	(9,699)	(4,093)	(2,369)	3,994
Unrealized gain (loss)	7,223	(26)	1,401	(8,765)
Realized (loss) gain (1)	(1,500)	195	(3,008)	847
Ending balance	(3,976)	(3,924)	(3,976)	(3,924)
Net investment hedge:
Beginning balance	9,533	790	(4,420)	70
Unrealized gain	(9,953)	4,040	4,000	4,760
Ending balance	(420)	4,830	(420)	4,830
Total accumulated other comprehensive loss for Omega OP(2)	(51,364)	(60,801)	(51,364)	(60,801)
Add: portion included in noncontrolling interest	2,263	2,529	2,263	2,529
Total accumulated other comprehensive loss for Omega	$(49,101)	$(58,272)	$(49,101)	$(58,272)
(1)	Recorded in interest expense on the Consolidated Statements of Operations.
(2)	These amounts are included in Owners’ Equity.

NOTE 12 – TAXES

Since our inception, Omega has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (“Code”). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed each taxable year and certain other requirements are met, including asset and income tests. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates.  Our foreign TSRs are subject to foreign income taxes. As of September 30, 2020, one of our TRSs that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $5.7 million. Up to 100% of the NOL carry-forwards arising in taxable years ending prior to January 1, 2018, may be used to reduce taxable income for any taxable year during the eligible carry-forward period.  Changes made by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) limited the amount of taxable income that may be offset by a NOL carryforward to 80% of taxable income to the extent the NOL originated in tax years beginning after December 31, 2017 (the “80% Limitation”). Our NOL carry-forward was fully reserved as of September 30, 2020, with a valuation allowance due to uncertainties regarding realization.  Under current law, our NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our NOL carry-forwards generated in our taxable years ended December 31, 2019 and December 31, 2018 may be carried forward indefinitely.  However, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified the NOL carryback rules and deferred the application for the NOL carry-forward rules.

The CARES Act, which was signed into law on March 27, 2020, modified the NOL carry-forward rules applicable to certain of the NOL carry-forwards possessed by our TRSs. First, the CARES Act defers the application of the 80% Limitation to our TRSs until their taxable years ended December 31, 2021, in addition to modifying the computation of the 80% Limitation. Additionally, the CARES Act permits the carryback of NOLs generated by our TRSs in 2018, 2019, and 2020 for up to five years to offset taxable income reported in any of those prior taxable years and recover income taxes paid in such prior taxable years. Other provisions of the CARES Act may also impact the computation of taxable income by any of our TRSs or Omega and Omega OP. The modifications to the NOL carryback rules do not permit the carryback of an NOL by a REIT and, thus, will not impact Omega. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs. We also do not expect that Omega or any Omega entity, including our TRSs, will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act.

For the three months ended September 30, 2020 and 2019, we recorded approximately $0.2 million and $0.3 million, respectively, of state and local income tax provisions.  For the nine months ended September 30, 2020 and 2019, we recorded approximately $0.8 million and $0.7 million, respectively, of state and local income tax provisions.  For the three months ended September 30, 2020 and 2019, we recorded approximately $0.5 million and $0.2 million, respectively, of tax provisions for foreign income taxes.  For the nine months ended September 30, 2020 and 2019, we recorded approximately $1.8 million and $1.3 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

NOTE 13 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Stock-based compensation expense	$5,122	$2,921	$14,380	$11,031

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

NOTE 14 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		September 30,	September 30,	December 31,
	Maturity	2020	2020	2019

			(in thousands)
Secured borrowings:
HUD mortgages(1)(5)	2046-2052	3.01%	$369,076	$387,405
Term loan(2)(5)	2021	3.25%	2,275	2,275
			371,351	389,680
Unsecured borrowings:
Revolving line of credit(3)	2021	1.34%	170,667	125,000

U.S. term loan	2022	1.59%	350,000	350,000
Sterling term loan(4)	2022	1.50%	129,280	132,480
Omega OP term loan(5)	2022	3.29%	75,000	75,000
2015 term loan	2022	3.80%	250,000	250,000
Deferred financing costs – net(6)			(1,946)	(2,742)
Total term loans – net			802,334	804,738

2023 notes	2023	4.375%	700,000	700,000
2024 notes	2024	4.950%	400,000	400,000
2025 notes	2025	4.500%	400,000	400,000
2026 notes	2026	5.250%	600,000	600,000
2027 notes	2027	4.500%	700,000	700,000
2028 notes	2028	4.750%	550,000	550,000
2029 notes	2029	3.625%	500,000	500,000
Subordinated debt	2021	9.000%	20,000	13,541
Discount – net			(20,571)	(23,041)
Deferred financing costs – net			(20,820)	(23,778)
Total senior notes and other unsecured borrowings – net			3,828,609	3,816,722

Total unsecured borrowings – net			4,801,610	4,746,460

Total secured and unsecured borrowings – net(7)			$5,172,961	$5,136,140
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at September 30, 2020; secured by real estate assets with a net carrying value of $577.6 million as of September 30, 2020.
(2)	Borrowing is the debt of a consolidated joint venture.
(3)	During the first quarter of 2020, we drew approximately $300 million on our existing $1.25 billion revolving credit facility as a precautionary measure due to the COVID-19 outbreak. This borrowing was included in cash and cash equivalents on our Consolidated Balance Sheets as of March 31, 2020. We repaid this $300 million borrowing in June 2020.
(4)	Actual borrowing in British Pounds Sterling and remeasured to USD.
(5)	Omega OP or wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(6)	Includes $0.2 million of net deferred financing costs related to the Omega OP term loan as of September 30, 2020.
(7)	All borrowings are direct borrowings of Omega unless otherwise noted.

HUD Mortgage Loan Payoffs

On August 26, 2020, we paid approximately $13.7 million to retire two mortgage loans guaranteed by HUD.  The loans were assumed as part of an acquisition in 2019, and had an average interest rate of 3.08% per annum with maturities in 2051 and 2052.  The payoff included a $0.9 million prepayment fee which is included in interest – refinancing costs on our Consolidated Statements of Operations.

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

$400 Million Forward Starting Swaps

On March 27, 2020, we entered into five forward starting swaps totaling $400 million. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of long-term debt, initially expected to occur within the next five years. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a fixed rate of approximately 0.8675%. In October 2020, we issued $700 million aggregate principal amount of our 3.375% Senior Notes due 2031 and discontinued hedge accounting.  Amounts reported in accumulated other comprehensive loss related to these discontinued cash flow hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s debt.  Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2020 and December 31, 2019, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

NOTE 15 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At September 30, 2020 and December 31, 2019, the net carrying amounts and fair values of our other financial instruments were as follows:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$10,858	$10,858	$11,488	$11,488
Mortgage notes receivable – net	892,539	920,800	773,563	819,083
Other investments – net	464,503	468,694	419,228	412,934
Total	$1,367,900	$1,400,352	$1,204,279	$1,243,505
Liabilities:
Revolving line of credit	$170,667	$170,667	$125,000	$125,000
Term loan	2,275	2,275	2,275	2,275
U.S. term loan	349,226	350,000	348,878	350,000
Sterling term loan	128,989	129,280	132,059	132,480
Omega OP term loan	74,837	75,000	74,763	75,000
2015 term loan	249,282	250,000	249,038	250,000
4.375% notes due 2023 – net	696,688	756,678	695,812	749,693
4.95% notes due 2024 – net	396,461	431,497	395,702	442,327
4.50% notes due 2025 – net	396,734	427,411	396,163	430,529
5.25% notes due 2026 – net	596,261	659,994	595,732	675,078
4.50% notes due 2027 – net	690,543	757,945	689,445	759,475
4.75% notes due 2028 – net	542,647	606,329	541,891	602,967
3.625% notes due 2029 – net	489,170	507,158	488,263	500,792
HUD mortgages – net	369,076	419,925	387,405	379,866
Subordinated debt – net	20,105	21,828	13,714	15,253
Total	$5,172,961	$5,565,987	$5,136,140	$5,490,735

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

Pursuant to a Scheduling Order entered by the District Court, lead plaintiff Setzer and additional plaintiff Earl Holtzman filed a Consolidated Amended Class Action Complaint on May 25, 2018 (the “Securities Class Action”). The Securities Class Action purports to be a class action brought on behalf of shareholders who acquired the Company’s securities between May 3, 2017 and October 31, 2017. The Securities Class Action alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The Securities Class Action, which purports to assert claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.  The Company and the officers named in the Securities Class Action filed a Motion to Dismiss on July 17, 2018.  On March 25, 2019, the District Court entered an order dismissing with prejudice all claims against all defendants.  Plaintiffs appealed the order to the United States Court of Appeals for the Second Circuit and the Court of Appeals heard oral argument on November 13, 2019. On August 3, 2020, the United States Court of Appeals for the Second Circuit issued a ruling reversing the District Court’s order of dismissal and remanding the case to the District Court for further proceedings. Pursuant to an agreed upon Stipulation, Plaintiffs filed a second amended complaint on August 28, 2020.  The second amended complaint extends the class period to include shareholders who acquired the Company’s securities between February 8, 2017 and October 31, 2017. Pursuant to an agreed upon Stipulation and Order, the motion to dismiss the second amended complaint is due to be filed on November 24, 2020.

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

On January 30, 2019, Swan filed a derivative action in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company against certain current and former directors of the Company as well as certain officers, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Swan v. Pickett, et al., No. 24-C-19-000573. Swan alleges that the Swan Shareholder Demand was wrongfully refused.  On February 21, 2019, Bradley and Smith filed a derivative action in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company against certain current and former directors of the Company as well as certain officers, asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment.  Bradley and Smith v. Callen, et al., No. 24-c-19-000972.  Bradley and Smith allege that the Bradley/Smith Shareholder Demands were wrongly refused.  The derivative actions brought by Swan and Bradley and Smith have been consolidated under the heading of the Swan action.  The parties in those actions have agreed to a stay of proceedings through the close of factual discovery in the Securities Class Action.

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

On September 29, 2020 the Department of Justice announced it had reached a settlement of a False Claims Act case with Lakeway Regional Medical Center wherein Lakeway Regional Medical Center agreed to pay $1.1 million for inducing certain physicians to refer patients by offering a low risk and high return investment in the form of a joint venture to purchase and then lease back the hospital to Lakeway Regional Medical Center.  A MedEquities subsidiary was a party to this transaction but was not included in settlement discussions.  As of November 2, 2020, the documents relating to the settlement were not publicly available.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events.  As of September 30, 2020, our maximum funding commitment under these indemnification agreements was approximately $11.5 million. Claims under these indemnification agreements may be made within 18 months to 72 months of the transition date.  These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.  The Company does not expect to fund a material amount under these indemnification agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at September 30, 2020, are outlined in the table below (in thousands):

Total commitments	$562,262
Amounts funded to date (1)	(467,141)
Remaining commitments (2)	$95,121
(1)	Includes finance costs.
(2)	This amount excludes our remaining commitments to fund under our other investments of approximately $109.3 million.

NOTE 17 – (LOSS) EARNINGS PER SHARE/UNIT

The following tables set forth the computation of basic and diluted earnings per share/unit:

	Omega
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(93,768)	$142,948	$100,471	$290,801
Add/deduct: net loss (income) attributable to noncontrolling interests	2,477	(4,208)	(2,540)	(9,218)

Net (loss) income available to common stockholders/Omega OP Unit holders	$(91,291)	$138,740	$97,931	$281,583
Denominator:
Denominator for basic earnings per share	227,507	217,818	227,393	211,315
Effect of dilutive securities:
Common stock equivalents	—	1,754	1,065	1,678
Net forward share contract	—	319	—	106
Noncontrolling interest – Omega OP Units	6,168	6,622	6,078	7,072
Denominator for diluted earnings per share/unit	233,675	226,513	234,536	220,171

Earnings per share/unit - basic:
Net (loss) income available to common stockholders/Omega OP Unit holders	$(0.40)	$0.64	$0.43	$1.33
Earnings per share/unit – diluted:
Net (loss) income(1)	$(0.40)	$0.63	$0.43	$1.32
(1)	For the three months ended September 30, 2020, approximately 904 potential common shares/units are not included in the computation of diluted earnings per share as a net loss exists and therefore the effect would be an antidilutive per share amount.

	Omega OP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(93,768)	$142,948	$100,471	$290,801
Add: net loss attributable to noncontrolling interests	3	9	9	9
Net (loss) income available to Omega OP Unit holders	$(93,765)	$142,957	$100,480	$290,810
Denominator:
Denominator for basic earnings per unit	233,675	224,440	233,471	218,387
Effect of dilutive securities:
Omega OP Unit equivalents	—	1,754	1,065	1,678
Net forward share contract	—	319	—	106
Denominator for diluted earnings per unit	233,675	226,513	234,536	220,171

Earnings per unit - basic:
Net (loss) income available to Omega OP Unit holders	$(0.40)	$0.64	$0.43	$1.33
Earnings per unit - diluted:
Net (loss) income(1)	$(0.40)	$0.63	$0.43	$1.32
(1)	For the three months ended September 30, 2020, approximately 904 potential common shares/units are not included in the computation of diluted earnings per share as a net loss exists and therefore the effect would be an antidilutive per share amount.

NOTE 18 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$35,951	$40,860
Restricted cash	4,164	1,372
Cash, cash equivalents and restricted cash at end of period	$40,115	$42,232

Supplemental information:
Interest paid during the period, net of amounts capitalized	$174,247	$170,045
Taxes paid during the period	$5,493	$3,510

Non cash investing activities
Non cash acquisition of a business (see Note 2)	$—	$(566,966)
Non cash acquisition of real estate (see Note 2)	—	(143,174)
Non cash proceeds from sale of real estate investments (see Note 4)	83,910	—
Non cash placement of mortgages (see Note 4)	(86,936)	—
Non cash collection of mortgage principal	—	11,874
Non cash investment in other investments (see Note 5)	(121,139)	(25,925)
Non cash proceeds from other investments (see Note 5)	68,025	149,542
Non cash proceeds from direct financing lease	—	4,970
Initial non cash right of use asset - ground leases	—	5,593
Initial non cash lease liability - ground leases	—	(5,593)

Non cash financing activities
Debt assumed in merger (see Note 2)	$—	$285,100
Stock exchanged in merger (see Note 2)	—	281,865
Non cash borrowing of other long-term borrowings	6,459	—
Change in fair value of cash flow hedges	(1,637)	(9,316)
Remeasurement of debt denominated in a foreign currency	(4,000)	(4,760)

NOTE 19 – SUBSEQUENT EVENTS

On November 1, 2020, we acquired seven facilities from an unrelated third-party for $78 million. The seven facilities consist of six SNFs and one ALF representing 876 operating beds located in Virginia, were simultaneously added to an existing operator’s triple net master lease with initial annual contractual cash rent of $7.4 million.

On October 9, 2020, we issued $700 million aggregate principal amount of our 3.375% Senior Notes due 2031 (the “2031 Senior Notes”). The 2031 Senior Notes mature on February 1, 2031. The 2031 Senior Notes were sold at an issue price of 98.249% of their face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $680.5 million. We used the net proceeds from the 2031 Senior Notes offering to repay the outstanding balance on our U.S. term loan and 2015 term loan and partially paydown the Omega OP term loan and revolving line of credit.

As a result of the repayment of the 2015 term loan and the partial paydown of the Omega OP term loan, on October 14, 2020, we settled certain interest rate swaps (interest rate swaps originated in 2015 and/or assumed in 2019) with an aggregate notional value of $275 million related to the 2015 term loan and the Omega OP term loan and paid our swap counterparties approximately $11 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the impact of the novel coronavirus (“COVID-19”) on our business and the business of our operators, including without limitation, the extent and duration of the COVID-19 pandemic, increased costs and decreased occupancy levels experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection therewith, and the extent to which continued government support may be available to operators to offset such costs and the conditions related thereto;
(iv)	the ability of any of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(v)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	competition in long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(x)	additional regulatory and other changes in the healthcare sector;
(xi)	changes in the financial position of our operators;
(xii)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xiii)	changes in interest rates;
(xiv)	the timing, amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xvi)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(xvii)	our ability to maintain our status as a REIT; and
(xviii)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Overview

Omega Healthcare Investors, Inc. (“Omega”) was incorporated in the State of Maryland on March 31, 1992, and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Omega OP was formed as a limited partnership and organized in the State of Delaware on October 24, 2014. Unless stated otherwise or the context otherwise requires, the terms the “Company,” “we,” “our” and “us” means Omega and Omega OP, collectively.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants, mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income derives from fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures.  These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the Partnership Agreement. As of September 30, 2020, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the Omega OP Units.

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

As of September 30, 2020, our portfolio of real estate investments consisted of 976 healthcare facilities, located in 40 states and the U.K. and operated by 69 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.7 billion at September 30, 2020, with approximately 97% of our real estate investments related to healthcare facilities. Our portfolio is made up of (i) 755 SNFs, 114 ALFs, 28 specialty facilities, two medical office buildings, (ii) fixed rate mortgages on 57 SNFs, three ALFs and four specialty facilities, and (iii) 13 facilities that are held for sale. At September 30, 2020, we also held other investments of approximately $464.5 million, consisting primarily of secured loans to third-party operators of our facilities and $196.2 million of investments in five unconsolidated joint ventures.

As of September 30, 2020 and December 31, 2019, we do not have any material properties or operators with facilities that are not materially occupied.

For the first three quarters of 2020, we have collected substantially all of our contractual rents due.  However, the COVID-19 pandemic continues to have a significant impact on our operators.  As of October 22, 2020, our operators have reported (subject to the qualifications noted below) 7,735 total confirmed cases of COVID-19 in our facilities which includes cases involving employees and residents, including patients known to be positive at the time of admission from a hospital or healthcare center.  The total cases are located within 464 facilities, or 48.5%, of our 957 operating facilities as of September 30, 2020. The total confirmed cases reported by our operators may in certain cases not be adjusted downward for recoveries, discharges or deaths, may for certain operators reflect cumulative cases rather than active cases, and may be significantly lower than or different from actual cases based on the availability of testing and the lag time involved in testing and reporting, as well as the accuracy of reporting. We have not independently validated such facility virus incidence information and can provide no assurance regarding its accuracy or that there have not been any changes since the time the information was obtained from our operators; we also undertake no duty to update this information.

Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment and processes and supplies. In terms of occupancy levels, many of our operators have reported experiencing declines, in part due to the elimination or suspension of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs. While government relief measures at the federal and state levels, including expanded Medicaid reimbursements, have offered meaningful support to offset a portion of these cost increases and impacts to our SNF operators, and to a lesser extent our ALF operators, we cannot at this time estimate the net impact going forward to these operators, and we cannot estimate the extent to which operators will receive additional governmental relief. To the extent government support is not sufficient or timely to offset these impacts, or to the extent these trends continue or accelerate and are not offset by additional government relief that is sufficient or timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.  Citing in part the impact of the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support, three of our operators, have noted in their financial statements substantial doubt regarding their ability to continue as going concerns.

There are a number of uncertainties we face as we consider the potential impact of COVID-19 on our business, including how long census disruption and elevated COVID-19 costs will last and the extent to which funding support from the federal government and the states will continue to offset these incremental costs.  We also do not know the number of Omega facilities that will ultimately experience widespread, high-cost outbreaks of COVID-19, and while we have requested reporting from operators of their numbers of cases, and the federal government has required additional reporting by operators, we may not receive accurate information on the number of cases, it may be inconsistent across operators,  and we may experience a lag in reporting. We expect that heightened clinical protocols for infection control within facilities, additional testing of employees and residents and the monitoring of employees, guests and others entering facilities will continue for some period; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring. In addition, we do not know how and when the implementation of new treatments or vaccines will impact our operators and their populations.

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

We believe the availability under our credit facility supports our liquidity and provides flexibility to manage the potential impact to our business. Accordingly, we have maintained our dividend level of $0.67 per share for the first three quarters of 2020. We will continue to evaluate any additional steps that may be needed to maintain adequate liquidity.

Taxation

Since our inception, Omega has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (“Code”). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed each taxable year and certain other requirements are met, including asset and income tests. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates.  Our foreign TSRs are subject to foreign income taxes. As of September 30, 2020, one of our TRSs that is subject to federal, state and local income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $5.7 million. Up to 100% of the NOL carry-forwards arising in taxable years ending prior to January 1, 2018, may be used to reduce taxable income for any taxable year during the eligible carry-forward period.  Changes made by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) limited the amount of taxable income that may be offset by a NOL carryforward to 80% of taxable income to the extent the NOL originated in tax years beginning after December 31, 2017 (the “80% Limitation”). Our NOL carry-forward was fully reserved as of September 30, 2020, with a valuation allowance due to uncertainties regarding realization.  Under current law, our NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our NOL carry-forwards generated in our taxable years ended December 31, 2019 and December 31, 2018 may be carried forward indefinitely.  However, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified the NOL carryback rules and deferred the application for the NOL carry-forward rules.

The CARES Act, which was signed into law on March 27, 2020, modified the NOL carry-forward rules applicable to certain of the NOL carry-forwards possessed by our TRSs. First, the CARES Act defers the application of the 80% Limitation to our TRSs until their taxable years ended December 31, 2021, in addition to modifying the computation of the 80% Limitation. Additionally, the CARES Act permits the carryback of NOLs generated by our TRSs in 2018, 2019, and 2020 for up to five years to offset taxable income reported in any of those prior taxable years and recover income taxes paid in such prior taxable years. Other provisions of the CARES Act may also impact the computation of taxable income by any of our TRSs or Omega and Omega OP. The modifications to the NOL carryback rules do not permit the carryback of an NOL by a REIT and, thus, will not impact Omega. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs. We also do not expect that Omega or any Omega entity, including our TRSs, will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act.

For the three months ended September 30, 2020 and 2019, we recorded approximately $0.2 million and $0.3 million, respectively, of state and local income tax provisions.  For the nine months ended September 30, 2020 and 2019, we recorded approximately $0.8 million and $0.7 million, respectively, of state and local income tax provisions.  For the three months ended September 30, 2020 and 2019, we recorded approximately $0.5 million and $0.2 million, respectively, of tax provisions for foreign income taxes.  For the nine months ended September 30, 2020 and 2019, we recorded approximately $1.8 million and $1.3 million, respectively, of tax provisions for foreign income taxes.  The expenses were included in income tax expense on our Consolidated Statements of Operations.

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

Additionally, emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, and temporary changes to regulations and reimbursement issued by the current administration in response to the COVID-19 pandemic, continue to have a significant impact on the operations and financial condition of our operators.  The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the sufficiency and timeliness of additional governmental relief, the duration, spread and intensity of the outbreak, as well as the difference in how the pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue, which may result in reductions in reimbursement at both the federal and state levels. Additionally, new and evolving payor and provider programs, including but not limited to Medicare Advantage, dual eligible, value-based purchasing, payments to providers that are tied to quality and efficiency such as the Patient Driven Payment Model, and bundled payments, could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.  Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Reimbursement Changes Related to COVID-19:

Temporary Medicaid FMAP Increase. On March 18, 2020, the Families First Coronavirus Response Act was enacted, which provides a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020.  As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporary increased FMAP is claimed. The temporary FMAP increase will extend through the last day of the calendar quarter in which the COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (“HHS”), including any extensions, terminates.  HHS announced on October 2, 2020 that, effective October 23, 2020 the public health emergency, which had been set to expire on October 31, 2020, would be extended until December 31, 2020.  In addition to maintaining the increased FMAP, this extension also allows the temporary Section 1135 waivers, including suspension of the three-day prior hospital stay coverage requirement and the relaxation of telehealth restrictions, to continue. States will make individual determinations about how this additional Medicaid reimbursement will be applied to SNFs, if at all.

CARES Act and Provider Funds Appropriating $175 Billion.  In further response to the pandemic, on March 27, 2020, the President signed into law the CARES Act. The CARES Act allocates $100 billion to a Public Health and Social Services Emergency Fund to “reimburse, through grants or other mechanisms, eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” Nursing facility operators participating in Medicare and Medicaid may be eligible to receive compensation for costs incurred in the course of providing medical services, such as those related to obtaining personal protective equipment, COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source. The Secretary of HHS has broad authority and discretion to determine payment eligibility and the amount of such payments.  Congress additionally appropriated $75 billion for healthcare providers through the Paycheck Protection Program and Health Care Enhancement Act, which was signed into law on April 24, 2020. HHS is distributing this money through the Provider Relief Fund, and these payments do not need to be repaid to the extent they are used in compliance with the applicable requirements. Certain provisions of the CARES Act related to SNFs are summarized below.

Distribution of Relief Funds:

●Phases 1, 2, 3 General Distributions of $88 Billion to Healthcare Providers: From April to June 2020, HHS announced distributions of congressional relief funds to healthcare providers, including a Phase 1 General Distribution of approximately $50 billion to participants in the Medicare program equivalent to 2% of their annual revenue, as well as a Phase 2 General Distribution including $18 billion in funding to providers that participate in Medicaid and the Children’s Health Insurance Program (up to 2% of their annual revenues) but who had not received funding in the initial rounds. The ultimate allocation of these distributions to healthcare providers may differ from the methodology initially announced by HHS, in which distributions would be based on prior Medicare reimbursements or historical net patient revenue.  In October 2020, HHS announced a Phase 3 General Distribution of $20 billion funding for frontline healthcare providers dealing with the COVID-19 pandemic; these funds are intended to take into account financial losses and changes in operating expenses caused by COVID-19.  Providers that have already received relief fund payments may also apply for these funds.  In addition, in October 2020, HHS announced that certain behavioral health specialists as well as previously ineligible health care providers will be eligible to receive funds from the Provider Relief Fund. The allocation of any of these funds will not be determined until all applications are received and reviewed.  In addition, distributions may be conditioned on and subject to operators meeting certain compliance obligations.
●Additional Targeted SNF Distributions of Approximately $9.5 Billion: In May 2020, HHS announced targeted distributions to skilled nursing facilities of approximately $4.9 billion from the Provider Relief Fund to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency. From August through September 2020, HHS announced additional targeted distributions of $4.5 billion from the Provider Relief Fund in total to skilled nursing facilities to address critical needs in nursing homes related to infection control, such as the hiring of additional staff, implementing infection control “mentorship” programs with subject matter experts, increased testing, and providing additional technology services to residents who are unable to receive visitors.  The $4.5 billion of distributions included an initial $2.5 billion to be paid out to all Medicare certified skilled nursing facilities, as well as a second distribution of approximately $2 billion to be paid out over four months as performance-based incentive payments, based on each nursing home’s relative infection and mortality rates, with the infection control component accounting for 80% of the incentive payment dollars and the mortality component accounting for 20% of the incentive payment.  In addition, in August 2020, CMS released a Medicaid Informational Bulletin that provided guidance to states on flexibilities that are available to increase Medicaid reimbursement for nursing facilities that implement specific infection control practices, such as designating a quarantine or isolation wing for COVID-19 patients.
●Availability of ALF Funding:  In September 2020, HHS announced that assisted living facilities may apply for funding under the Provider Relief Fund Phase 2 General Distribution allocation.

HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. There are substantial uncertainties regarding the extent to which our operators will receive such funds, the financial impact of receiving such funds on their operations or financial condition, and whether operators will be able to meet the compliance requirements associated with the funds.

Temporary Suspension of Medicare Sequestration:

SNFs have continued to be impacted by the Bipartisan Budget Act of 2019, which extended Medicare sequestration and Medicare reimbursement cuts to providers and plans by 2% across the board through 2029. However, the CARES Act temporarily suspends Medicare sequestration for the period of May 1 through December 31, 2020, resulting in an increase in fee-for-service Medicare payments by approximately 2% as compared to what providers would have otherwise received during this period. In exchange for this temporary suspension, the CARES Act also extends the mandatory sequestration policy by an additional one year, i.e., through 2030.

Temporary suspension of certain patient coverage criteria and documentation and care requirements:

The CARES Act and a series of temporary waivers and guidance issued by the CMS suspend various Medicare patient coverage criteria as well as documentation and care requirements to provide regulatory relief to ensure patients continue to have adequate access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic. These regulatory actions could contribute to a change in census volumes and skilled nursing mix that may not otherwise have occurred.  It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion.

Medicare Accelerated and Advanced Payment Program:

In an effort to increase cash flow to providers impacted by COVID-19, CMS had temporarily expanded the Accelerated and Advance Payment Programs from March 28, 2020 until April 26, 2020 in order to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider or supplier who submitted a request to the appropriate Medicare Administrative Contractor and met the required qualifications. Traditionally repayment of these advance/accelerated payments is set to begin at 90 days, however CMS initially extended the repayment of these accelerated/advance payments to begin 120 days after the date of issuance of the payment and in October 2020, further extended the repayment to begin one year after payment was issued and occur over an extended period of time.

Payroll Tax Deferral:

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

Quality of Care Initiatives Related to COVID-19: In addition to COVID-19 reimbursement changes, the current administration and CMS have announced several regulatory initiatives focused on addressing quality of care in long-term care facilities, including those related to COVD-19 testing and infection control protocols, staffing levels, reporting requirements and visitation policies.

●April 30, 2020: CMS announced that approximately $81 million in CARES Act funding would be provided to State Agencies through September 20, 2023 to increase their inspections of nursing homes.

●April 2020: The current administration announced the formation of the Coronavirus Commission for Safety and Quality in Nursing Homes, a special task force created for the purpose of addressing the rising death toll of residents in nursing homes that is composed of leading industry experts, doctors and scientists, resident and patient advocates, family members, infection and prevention control specialists, and state and local authorities. Recommendations from the task force were released on September 16, 2020 and provided a list of steps that both providers and regulators should take to address future pandemic conditions or public health emergencies.
●April 2020: The current administration released Interim final regulation regarding the requirement for nursing home operators to report COVID-19-related data directly to the Centers for Disease Control and Prevention in addition to CMS. Nursing home providers are required to report infections and death data at least weekly to federal authorities, and by 5 p.m. the next day to residents and family members.  In July 2020, CMS announced that it would begin requiring, rather than recommending, that all nursing homes in states with a specified positivity rate or greater test all nursing home staff on a regular basis, and in August 2020, CMS issued the testing requirement.
●August 26, 2020:  CMS released guidance for nursing homes and clinical laboratories to assist in enhancing their abilities to prevent the spread of COVID-19 to nursing home residents and their front line staff. The nursing home guidance memo outlines steps that facilities must take under the new testing requirements, including instruction on terms of frequency, reporting, documentation and other requirements and a revised facility survey tool for program compliance.  On September 23, 2020, CMS updated this guidance to adjust the frequency of testing in order to reduce the burden on skilled nursing facilities.
●September 17, 2020:  CMS issued new guidance regarding visitation policies and procedures in nursing homes during the COVID-19 public health emergency.  While CMS indicated that SNFs  may still restrict visitation under certain circumstances,  a facility’s failure to facilitate visitation, without adequate reason related to clinical necessity or resident safety, would constitute a potential violation of 42 CFR 483.10(f)(4), and the facility would be subject to citation and enforcement actions.
●Beginning in July 2020, CMS has announced various measures to supply PPE, via the Federal Emergency Management Agency, and testing equipment to nursing home providers, and in October 2020, announced measures to facilitate and prioritize distribution of vaccines, once available, to nursing homes.   CMS announced that the distribution of testing equipment was designed to reduce the costs required with the mandatory testing.

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

Medicaid.  State budgetary concerns, coupled with the implementation of rules under the Healthcare Reform Law (described further below), or prospective changes to the Healthcare Reform Law under the current administration or Congress, may result in additional significant changes in healthcare spending at the state level.  Additionally, the need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could can adversely impact us.

In the state of Florida, the average Medicaid reimbursement rate for SNFs decreased 4.5% effective July 1, 2019, resulting from the loss of one-time discretionary funding applied to October 1, 2018 Florida Medicaid reimbursement rates to cover the impact of hold-harmless provisions in the new, price-based Prospective Payment System (“PPS”) enacted by Florida at that time.  However, the net impact of this rate decrease was to revert the average rate approximately to the pre-PPS, cost-based level as of September 30, 2018, which we believe operators can generally address with operational adjustments to maintain coverage levels.  A smaller discretionary increase effective October 1, 2019 increased the average rate by 0.7%.  When the transition hold-harmless provisions expire on September 30, 2021, the PPS rates will no longer be dependent on discretionary funding levels. On June 29, 2020, Florida Governor Ron DeSantis signed a $92.2 billion state budget for FY 2020-2021 into law, which includes a total Medicaid rate increase of $105 million for nursing centers. At September 30, 2020, 14% of our investments were in Florida.

Texas, which represents 9% of our investments as of September 30, 2020, presents a difficult operating environment for SNF operators as a result of lower statewide occupancy levels, as compared to other states, and a Medicaid rate reimbursement that we believe is among the lowest in the United States.  Several of our operators have experienced lower operating margins on their SNFs in Texas, as compared to other states, as a result of the foregoing and labor costs.

In mid-November 2019, CMS proposed the Medicaid Fiscal Accountability Rule (“MFAR”), which would have modified and refined the current federal portion of Medicaid funding for two programs commonly referred to as the upper payment limit (“UPL”) and provider taxes.  However, the CMS withdrew the proposed rule from the regulatory agenda on September 14, 2020 in response to concerns that had been raised by states and providers about potential unintended consequences of the proposed rule, including significant funding cuts to the Medicaid program annually.

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

Payments to providers continue to be increasingly tied to quality and efficiency.  The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, rather than the volume of services the patient receives, became effective October 1, 2019 (FY 2020).  The PDPM replaces the previous SNF prospective payment system that utilized the Resource Utilization Group IV case-mix methodology to classify SNF patients based on the volume of services received with a methodology that instead utilizes the International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) to classify SNF patients into certain payment groups based on their clinical disease state. In response to industry stakeholder comments, the CMS finalized changes to the ICD-10 code mappings as part of the FY 2021 SNF prospective payment system final rule, effective October 1, 2020.

Effective October 1, 2019, CMS revised the definition of group therapy provided in SNFs so that it aligns with the group therapy definition used in the inpatient rehabilitation facility setting.  The new definition defines group therapy as a qualified rehabilitation therapist or therapy assistant treating two to six patients at the same time who are performing the same or similar activities. CMS additionally established under the PDPM a 25% cap for concurrent and group therapy Additional changes to reimbursement for Medicare Part B therapy were included in the Bipartisan Budget Act of 2018, which permanently repealed the therapy caps that applied to Medicare Part B therapy services provided as of January 1, 2018 and reduced the reimbursement rate for Medicare Part B therapy services performed by therapy assistants to 85% of the physician fee schedule beginning January 1, 2022.  The former cap amounts were retained as a threshold above which claims must include confirmation that services are medically necessary as justified by appropriate documentation in the medical record.  Included within the proposed Physician Fee Schedule Rule for FY 2021, was a nine percent (9%) cut to reimbursement 9% from Medicare payments for Medicare Part B services.

On May 27, 2020, CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a skilled nursing facility as a part of the COVID-19 1135 waiver provisions. The COVID-19 1135 waiver provisions also allow for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through the end of the public health emergency.

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

Healthcare Reform.  A substantial number of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). The current administration has brought several Congressional efforts to repeal and replace the Affordable Care Act.  We expect additional rules, regulations and judicial interpretations in response to legal and other constitutional challenges to be issued that may materially affect our operators’ financial condition and operations.  Even if the Healthcare Reform Law is not ultimately amended or repealed, the current administration or Congress could propose changes impacting implementation of the Healthcare Reform Law. The ultimate composition and timing of any legislation enacted under the current administration that would impact the current implementation of the Healthcare Reform Law remains uncertain.  Given the complexity and uncertainty regarding the future of the Healthcare Reform Law, the future impact on our operators or their ability to meet their obligations to us cannot be predicted, whether in its current form or as amended, repealed or interpreted.

As part of the Healthcare Reform Law, CMS issued a final rule on October 4, 2016 modifying the conditions of participation in Medicare and Medicaid for SNFs.  The extensive changes included provisions related to staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others. While many of the regulations have become effective, the implementation and enforcement of some provisions, particularly with respect to the Quality Assurance Program Improvement and compliance and ethics related requirements of the Phase 3 regulations did not become effective until November 28, 2019.

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

Recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds and the implementation of new quality measures. However, as a result of the COVID-19 pandemic, CMS made changes to, or temporarily suspended the collection and reporting of, certain survey inspection, staffing levels and quality measures, which impacted the information posted on the Nursing Home Compare website and used in the Five Star Quality Rating System calculation. In responding to the COVID-19 pandemic, CMS announced a new, targeted inspection plan to focus inspections on urgent patient safety threats and infection control, therefore causing a shift in the number of nursing homes inspected and how the inspections are conducted.   It is possible that these rating changes or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

Office of the Inspector General Activities.  The Office of Inspector General (“OIG”) has provided long-standing guidance for SNFs regarding compliance with federal fraud and abuse laws.  More recently, the OIG has conducted increased oversight activities and issued additional guidance regarding its findings related to identified problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes, and skilled nursing facilities.  The OIG has additionally reviewed the staffing levels reported by SNFs as part of its August 2018 and February 2019 Work Plan updates, and included a review of involuntary transfers and discharges from nursing homes in the June 2019 Work Plan updates.  In August 2020, the OIG released its findings regarding its review of staffing levels in SNFs from 2018.  The OIG recommended that CMS enhance efforts to ensure nursing homes meet daily staffing requirements and explore ways to provide consumers with additional information on nursing homes’ daily staffing levels and variability.  The OIG indicated that while the review was initiated before the COVID-19 pandemic emerged, the 2020 pandemic reinforces the importance of sufficient staffing for nursing homes, as inadequate staffing can make it more difficult for nursing homes to respond to infectious disease outbreaks like COVID-19.   It is unknown what impact, if any, enhanced scrutiny of staffing levels by OIG and CMS will have on our operators.

Department of Justice. SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The Department of Justice (“DOJ”) launched ten regional Elder Justice Task Forces in 2016 which are coordinating and enhancing efforts to pursue SNFs that provide grossly substandard care to their residents. These Task Forces are composed of representatives from the U.S. Attorneys’ Offices, State Medicaid Fraud Control Units, state and local prosecutors’ offices, HHS, State Adult Protective Services agencies, Long Term Care Ombudsmen programs, and law enforcement.  The DOJ has indicated that it is seeking to enhance the work of the Elder Justice Initiative to identify potential criminal charges when they uncover false claims for government reimbursements of care.  The DOJ’s civil division has historically used the False Claims Act to pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard. In March 2020, the DOJ launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies such as poor hygiene, lax infection controls, and inadequate nurse staffing levels.  On June 1, 2020, the CMS announced the imposition of civil monetary penalties for nursing homes with persistent infection control violations and increased enforcement actions for nursing homes with lower level infection control deficiencies.  The CMS announced on August 14, 2020 that the agency has imposed more than $15 million in civil money penalties (CMPs) to more than 3,400 nursing homes during the public health emergency for noncompliance with infection control requirements and the failure to report coronavirus disease 2019 (COVID-19) data.   On March 4, 2020, CMS prioritized its inspection protocols to allow inspectors to focus on the most serious health and safety threats like infectious diseases and abuse.  Since March 4, 2020, CMS and the state survey agencies have completed infection control surveys in over 99.2% of nursing homes.  These surveys have resulted in more than 180 immediate jeopardy level findings for infection control, which is triple the rate of such deficiencies found in 2019.  CMS imposed civil monetary penalties (“CMPs”) for these violations totaling nearly $10 million to nursing homes across 22 states, with the average CMP imposed in the amount of $55,000.  Such enforcement activities are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these enforcement activities or investigations incurred by our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on their reputation, business, results of operations and cash flows.

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

Other Laws and Regulations.  Additional federal, state and local laws and regulations affect how our operators conduct their operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operators’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety; staffing; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and the health standards set by the federal Occupational Safety and Health Administration).  It is anticipated that our operators will continue to face additional federal and state regulatory requirements related to the operation of their facilities in response to the COVID-19 pandemic. Such proceedings are unpredictable and may develop over lengthy periods of time.

General and Professional Liability.  Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long term care providers, there have been numerous lawsuits in recent years challenging the validity of arbitration agreements in long term care settings.  On July 16, 2019, CMS issued a final rule lifting the prohibition on pre-dispute arbitration agreements offered to residents at the time of admission provided that certain requirements are met.  The rule prohibits providers from requiring residents to sign binding arbitration agreements as a condition for receiving care and requires that the agreements specifically grant residents the explicit right to rescind the agreement within thirty calendar days of signing.  A growing number of professional liability and employment related claims have been filed or are threatened to be filed against long-term care providers related to COVID-19. While such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation, an adverse resolution of any of legal proceeding or investigations against our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our operators’ reputation, business, results of operations and cash flows.

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

Three Months Ended September 30, 2020 and 2019

Operating Revenues

Our operating revenues for the three months ended September 30, 2020 totaled $119.2 million, a decrease of approximately $114.0 million over the same period in 2019. Our third quarter 2020 operating revenue of $119 million includes primarily non-cash charges, on a net basis of $135 million, which reflects the write-off of contractual rent receivables, straight-line rent receivables and lease inducements, partially offset by the repayment of lease inducements and the acceleration of certain in-place lease liabilities. Specifically, the decrease in operating revenue was primarily the result of a $142.3 million non-cash decrease in the accounting for rental income resulting from placing three operators on a cash basis during the third quarter of 2020 and reserving the contractual receivables, straight-line rent receivables and lease inducements related to those operators. Also impacting the quarter’s operating income were a $6.7 million decrease resulting from facility sales and transitions, offset by increases in rental income of  $17.3 million from the $735 million acquisition of 60 SNFs on October 31, 2019 (the “Encore Portfolio Acquisition”), a $7.8 million of additional rental income from facilities placed in service and other lease amendments in 2019 and 2020, as well as, a $5.5 million increase in mortgage and other investment income related to new mortgages and other investments to existing operators made throughout 2019 and 2020.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 totaled $157.9 million, an increase of approximately $58.8 million over the same period in 2019.  The $58.8 million increase was primarily due to: (i) a $24.3 million increase in impairment on real estate properties related to seven facilities to reduce their books values to their estimated fair value less costs to sell or fair value, (ii) a $32.1 million increase in provision for credit losses which primarily relates to a $28.2 million reserve related to our term loans with Agemo Holdings, LLC (“Agemo”) and our adoption of ASU 2016-13 on January 1, 2020, and (iii) a $4.4 million increase in depreciation expense primarily resulting from facilities acquired in the Encore Portfolio Acquisition, other facility acquisitions, capital additions and assets placed in service. These increases were partially offset by (i) a $0.9 million decrease in acquisition and merger related costs from the MedEquities Merger and (ii) a $1.8 million decrease in real estate taxes related to facility sales and transitions and lease amendments.

Other Income (Expense)

For the three months ended September 30, 2020, total other expenses were $55.2 million, an increase of approximately $3.1 million over the same period in 2019.  The increase was mainly due to (i) a $1.9 million increase in interest expense primarily related to increased debt balances resulting from our investments made during 2019, which includes the $500 million senior unsecured bonds issued in the third quarter of 2019 and the U.S. Department of Housing and Urban Development (“HUD”)  debt assumed in the fourth quarter of 2019 from the Encore Portfolio Acquisition, and (ii) a $0.9 million increase in interest refinancing costs primarily related to the early extinguishment of two HUD loans in the third quarter of 2020.

Nine Months Ended September 30, 2020 and 2019

Operating Revenues

Our operating revenues for the nine months ended September 30, 2020 totaled $628.6 million, a decrease of approximately $53.6 million over the same period in 2019.  The $53.6 million decrease was primarily the result of (i) an approximate $139.0 million decrease in rental income resulting from placing three operators on a cash basis during the third quarter of 2020 and reserving the contractual receivables, straight-line rent receivables and lease inducements related to those operators, and (ii) a $17.2 million decrease in rental income from facility sales and a cash basis operator offset by (i) a $58.6 million increase in rental income from the Encore Portfolio Acquisition on October 31, 2019, (ii) a $17.8 million increase in rental income from the MedEquities Merger on May 17, 2019, (iii) a $12.8 million increase from facility transitions and other lease amendments in 2019 and 2020, (iv) a $8.6 million increase in mortgage income primarily related to mortgages acquired in the MedEquities Merger and new mortgages and additional funding to existing operators made throughout 2019 and 2020, and (v) a $1.2 million increase in miscellaneous income which is primarily related to an operator’s late fees.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 totaled $377.7 million, an increase of approximately $78.6 million over the same period in 2019.  The $78.6 million increase was primarily due to: (i) a $26.1 million increase in depreciation expense primarily resulting from the Encore Portfolio Acquisition and other facility acquisitions, (ii) a $34.2 million increase in impairment on real estate properties related to 18 facilities to reduce their book values to their estimated fair value less costs to sell or fair value and (iii) a $33.6 million increase related to our provision for credit losses which primarily relates a $28.2 million reserve related to our term loans with Agemo and our adoption of ASU 2016-13 on January 1, 2020. These increases were partially offset by (i) a $8.8 million recovery on our direct financing leases related to the final settlement of the Oriana bankruptcy and (ii) a $5.0 million decrease in acquisition and merger related costs from the MedEquities Merger.

Other Income (Expense)

For the nine months ended September 30, 2020, total other expenses were $166.3 million, an increase of approximately $13.2 million over the same period in 2019.  The increase was due to a (i) $11.0 million increase in interest expense primarily related to increased debt balances resulting from our investments made during 2019, which includes the $500 million senior unsecured bonds issued in the third quarter of 2019 and the HUD debt assumed in the fourth quarter of 2019 from the Encore Portfolio Acquisition, (ii) a $0.9 million increase in interest refinancing costs related to the early extinguishment of two HUD loans in the third quarter of 2020, and (iii) a $0.6 million increase in amortization of deferred financing costs primarily related to fees on the $500 million senior unsecured bonds issued in the third quarter of 2019.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”) for the three months ended September 30, 2020 was $15.1 million compared to $163.1 million for the same period in 2019. Our Nareit FFO for the nine months ended September 30, 2020 was $382.6 million compared to $464.4 million for the same period in 2019.

We calculate and report Nareit FFO in accordance with the definition of Funds from Operations and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“Nareit”), and, consequently, Nareit FFO is defined as net (loss) income (computed in accordance with GAAP), adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures and changes in the fair value of warrants.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.  We believe that Nareit FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. Nareit FFO was designed by the real estate industry to address this issue.  Nareit FFO herein is not necessarily comparable to Nareit FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

Nareit FFO is a non-GAAP financial measure. We use Nareit FFO as one of several criteria to measure the operating performance of our business. We further believe that by excluding the effect of depreciation, amortization, impairment on real estate assets and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Nareit FFO can facilitate comparisons of operating performance between periods and between other REITs. We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and Nareit FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net (loss) income. The following table presents our Nareit FFO results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Net (loss) income	$(93,768)	$142,948	$100,471	$290,801
Add back loss (deduct gain) from real estate dispositions	749	(53,067)	(13,932)	(52,803)
Deduct gain from real estate dispositions - unconsolidated joint ventures	(4,483)	(9,345)	(6,438)	(9,345)
	(97,502)	80,536	80,101	228,653
Elimination of non-cash items included in net income:
Depreciation and amortization	81,072	76,696	247,301	221,185
Depreciation – unconsolidated joint ventures	3,379	1,841	10,561	4,888
Add back impairments on real estate properties	28,105	3,836	43,732	9,545
Add back unrealized loss on warrants	87	184	927	170
Nareit FFO (a)	$15,141	$163,093	$382,622	$464,441
(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

The following table summarizes the significant asset acquisitions that occurred during the first nine months of 2020:

	Number of					Total		Building & Site	Furniture	Initial
	Facilities				Country/	Investment	Land	Improvements	& Fixtures	Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)				Cash Yield(1)
Q1	—	2	—	—	UK	$12.1	$3.6	$8.0	$0.5	8.00%
Q1	1	—	—	—	IN	7.0	0.7	5.8	0.5	9.50%
Q2	1	—	—	—	OH	6.9	0.8	5.5	0.6	9.50%
Total	2	2	—	—		$26.0	$5.1	$19.3	$1.6
(1)	The initial annual cash yield reflects the initial cash rent divided by the purchase price.

During the third quarter of 2020, we acquired one parcel of land (not reflected in the table above) for approximately $1.3 million.

On May 1, 2020, we amended our initial $415 million amortizing master mortgage (the “Master Mortgage”) with Ciena Healthcare (“Ciena”) to (i) increase the interest rate on the Master Mortgage to 10.67% per annum and (ii) add an additional $83.5 million mortgage note related to eight SNFs and one ALF located in Michigan.  These nine facilities were formerly leased to Ciena and were sold to Ciena in a noncash transaction that closed on May 1, 2020 and we retained the first mortgage.  In connection with this sale, we recorded a loss of $3.6 million related to the write-off of the nine facilities’ straight-line rent receivable. The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 10.31% which increases each year by 2%. As of September 30, 2020, the outstanding principal balance of this mortgage note is approximately $83.4 million.

In June 2020, we entered into a loan agreement with subsidiaries of Ciena to provide $43.2 million of mortgage notes related to two SNFs located in Ohio.  The mortgage notes mature on June 30, 2021 and bear an initial annual interest rate of 9.5%.  As of September 30, 2020, the outstanding principal balance of these mortgage notes is approximately $43.2 million.  As of September 30, 2020, our total outstanding mortgage notes receivable with Ciena total $672.4 million.

On April 17, 2020, we provided a $17.6 million unsecured loan to a subsidiary of Second Spring Healthcare Investments (an entity in which we have an approximate 15% ownership interest).  The loan bears interest at the greater of the prime interest rate or 3-month LIBOR plus 2.75% per annum and is due on demand.  As of September 30, 2020, the loan bears interest at 3.25% per annum and has a total outstanding balance of $17.6 million.

In 2015 and 2017, we entered into two separate $50.0 million and $15.0 million secured revolving credit facilities with Maplewood Real Estate Holdings, LLC (“Maplewood”) and its subsidiaries. These revolving credit facilities bore interest at approximately 6.66% per annum and 9.5% per annum, respectively, and were initially scheduled to mature in 2023. As a part of an overall restructuring with this operator, the Company entered into a $220.5 million secured revolving credit facility with Maplewood on July 31, 2020, of which $132.1 million was drawn at closing. The funds drawn at closing were used to repay the prior credit facilities with Maplewood, as well as other lease obligations owed to the Company, of which approximately $55.4 million was scheduled to be repaid at termination of the master lease.  Loan proceeds under the new credit facility may also be used to fund Maplewood’s working capital needs. Loans made under this facility bear interest at a fixed rate of 7% per annum and mature on June 30, 2030. As of September 30, 2020, $132.1 million remains outstanding on this credit facility to Maplewood.

Other Recent Developments

On November 1, 2020, we acquired seven facilities from an unrelated third-party for $78 million. The seven facilities consist of six SNFs and one ALF representing 876 operating beds located in Virginia, were simultaneously added to an existing operator’s triple net master lease with initial annual contractual cash rent of $7.4 million.

On October 9, 2020, we issued $700 million aggregate principal amount of our 3.375% Senior Notes due 2031 (the “2031 Senior Notes”). The 2031 Senior Notes mature on February 1, 2031. The 2031 Senior Notes were sold at an issue price of 98.249% of their face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $680.5 million. We used the net proceeds from the 2031 Senior Notes offering to repay the outstanding balance on our U.S. term loan and 2015 term loan and partially paydown the Omega OP term loan and revolving line of credit.

As a result of the repayment of the 2015 term loan and the partial paydown of the Omega OP term loan, on October 14, 2020, we settled certain interest rate swaps (interest rate swaps originated in 2015 and/or assumed in 2019) with an aggregate notional value of $275 million related to the 2015 term loan and the Omega OP term loan and paid our swap counterparties approximately $11 million.

Asset Held for Sale

As of September 30, 2020, we have 13 facilities, totaling $35.9 million classified as assets held for sale. We expect to sell these facilities over the next twelve months.

Asset Sales, Impairments, Contractual Receivables and Other Receivables and Lease Inducements

Asset Sales

During the first quarter of 2020, we sold six facilities subject to operating leases for approximately $18.1 million in net cash proceeds, recognizing a net gain of approximately $1.8 million.

During the second quarter of 2020, we sold 15 facilities (see Portfolio and Recent Developments above) subject to operating leases and one facility subject to a direct financing lease for approximately $38.0 million in net cash proceeds, recognizing a net gain of approximately $12.8 million.

During the third quarter of 2020, we sold six facilities and a parcel of land subject to operating leases for approximately $61.0 million in net cash proceeds, recognizing a net loss of approximately $0.7 million.

Impairments

During the first quarter of 2020, we recorded impairments on real estate properties of approximately $3.6 million on three facilities. During the second quarter of 2020, we recorded impairments on real estate properties of approximately $12.0 million on 10 facilities.  During the third quarter of 2020, we recorded impairments of approximately $28.1 million on seven facilities. Our impairments for the third quarter of 2020 were offset by approximately $3.5 million of insurance proceeds related to a facility that was previously destroyed and impaired. Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.  We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to held for sale, to their estimated fair values less costs to sell. To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or  non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

On May 26, 2020, we executed an agreement to sell an acute care hospital located in Nevada to an unrelated third-party for $56.5 million.  The agreement provided that the sale was subject to a 60-day due diligence period which expired in July 2020. During the second quarter of 2020, we recorded an impairment of approximately $2.2 million related to this facility to reduce its net book value to its fair value less costs to sell of approximately $55.3 million and reclassified the facility to assets held for sale. In July 2020, we agreed with the third-party buyer to lower the purchase price to approximately $49.0 million.  The reduction in the purchase price resulted in an additional impairment of approximately $7.4 million in July 2020, and the facility was subsequently sold in September 2020.

Contractual Receivables, Other Receivables and Lease Inducements

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)

Contractual receivables – net	$10,757	$27,122

Effective yield interest receivables	$12,481	$12,914
Straight-line rent receivables	129,559	275,549
Lease inducements	84,373	92,628
Other receivables and lease inducements	$226,413	$381,091

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

During the third quarter of 2020, we wrote-off approximately $142.3 million of contractual receivables, straight-line rent receivables, and lease inducements to rental income as a result of placing three operators on a cash basis resulting from a change in our evaluation of the collectability of future rent payments due under the respective lease agreements as we considered information the Company received from these three operators regarding substantial doubt as to their ability to continue as a going concern. Of the $142.3 million, $64.9 million related to Genesis Healthcare, Inc. (“Genesis”), $75.3 million related to Agemo and $2.1 million related to another operator which leases two facilities from the Company. During the third quarter of 2020, we also wrote-off approximately $1.0 million of straight-line rent receivable to rental income as a result of transitioning facilities to another existing operator. In addition, during the third quarter of 2020, we received a one-time rent payment of approximately $55.4 million from Maplewood, in conjunction with the restructuring of its master lease and loans with Omega (see Portfolio and Recent Developments above).  This payment was accounted for as an adjustment to straight-line rent receivables and is being amortized over the remaining term of the master lease.

For the three months ended September 30, 2020 and 2019, we recorded rental income of approximately $(63.1) million and $15.1 million, respectively, and other investment income of $1.1 million and $1.2 million, respectively, from Agemo. For the nine months ended September 30, 2020 and 2019, we recorded rental income of approximately $(33.0) million and $45.5 million, respectively, and other investment income of $3.6 million and $3.3 million, respectively, from Agemo.

For the three months ended September 30, 2020 and 2019, we recorded rental income of approximately $(43.6) million and $15.7 million, respectively, and other investment income of $2.7 million and $2.5 million, respectively, from Genesis. For the nine months ended September 30, 2020 and 2019, we recorded rental income of approximately $(12.5) million and $48.1 million, respectively, and other investment income of $7.8 million and $7.2 million, respectively, from Genesis.

In addition, we have accounted for Daybreak Venture LLC (“Daybreak”) on a cash basis of accounting since 2017. See “Daybreak” below. We have previously written-off our contractual rents receivable, straight-line rents receivable and lease inducements, and therefore, we have no net receivables or inducements related to Daybreak as of September 30, 2020. For the three and nine months ended September 30, 2020, we did not record any rental income from Daybreak. For the three and nine months ended September 30, 2019, we recorded rental income of approximately $0.8 million and $11.1 million, respectively, from Daybreak.

Other Investments

On September 30, 2016, we acquired and amended a term loan of approximately $37.0 million with Agemo. A $5.0 million tranche of the term loan that bore interest at 13% per annum was repaid in August 2017. The remaining $32.0 million tranche of the term loan (the “$32.0 million term loan”) bears interest at 9% per annum and matures on December 31, 2024. The $32.0 million term loan and the $1.7 million term loan (discussed below) are secured by a security interest in certain collateral of Agemo.

On November 5, 2019, we provided Agemo a $1.7 million term loan (which was added to the $32.0 million term loan) that bears interest at a fixed rate of 9% per annum and was initially scheduled to mature on March 31, 2020.  On February 10, 2020, we extended the maturity of this loan to January 1, 2021.  During the third quarter of 2020, the Company concluded that both the $32.0 million term loan and $1.7 million term loan were impaired, based in part on our consideration of information the Company received from the operator regarding substantial doubt as to its ability to continue as a going concern. We recorded a provision for credit loss of $24.4 million to reduce the carrying value of these loans to the fair value of the underlying collateral, which was limited to our $9.3 million letter of credit (a Level 1 input).  We also fully reserved approximately $3.8 million of contractual interest receivable related to the $32.0 million term loan (see Note 1 – Basis of Presentation and Significant Accounting Policies). As of September 30, 2020, approximately $9.3 million is outstanding on these term loans.  On September 1, 2020, we placed both the $32.0 million and the $1.7 million term loans on a cash basis for purposes of revenue recognition.

On May 7, 2018, the Company provided Agemo a $25.0 million secured working capital loan bearing interest at 7% per annum and matures on April 30, 2025.  The working capital loan is primarily secured by a collateral package that includes a second lien on the accounts receivable of the borrowers.  The proceeds of the working capital loan were used to pay operating expenses, settlement payments, fees, taxes and other costs approved by the Company. As of September 30, 2020, approximately $25.0 million is outstanding on this working capital loan. During the third quarter of 2020, no incremental provision for credit loss was recorded for this loan given the underlying collateral value.

On February 28, 2020, we provided an affiliate of Agemo a $3.5 million term loan bearing interest at a fixed rate of 10% per annum (with the interest paid-in-kind) and matures on February 28, 2021. As of September 30, 2020, $3.5 million is outstanding on this term loan. During the third quarter of 2020, no incremental provision for credit loss was recorded for this loan given the underlying collateral value. At September 30, 2020, the total carrying value of our loans with Agemo and its affiliates, net of allowances for credit losses, is approximately $37.8 million.

On July 29, 2016, we provided Genesis a $48.0 million secured term loan bearing interest at a rate equal to the Eurodollar base rate (determined using reference rates, subject to a floor of 1.0%) or an alternative base rate (determined using reference rates, subject to a floor of 2.0%), plus in each case a specified applicable margin. The initial applicable margin for the Eurodollar base rate loans is 13.0% per annum and the initial applicable margin for the alternative base rate loans is 12.0% per annum.  This loan was initially scheduled to mature on July 29, 2020. On May 9, 2019, we extended the maturity of this loan to November 30, 2021.  This term loan (and the 2018 term loan discussed below) is secured by a first priority lien on and security interest in certain collateral of Genesis.

On March 6, 2018, we amended certain terms of the 2016 term loan to Genesis. Commencing February 22, 2018, the 2016 term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum shall be paid-in-kind.  Additionally, the amended term loan does not require monthly payments of principal.  All principal and accrued and unpaid interest will be due at maturity on November 30, 2021.  Prior to the amendment, the term loan had required monthly principal payments of $0.25 million through July 2019, and $0.5 million from August 2019 through maturity, with a portion of the monthly interest accrued to the outstanding principal balance of the loan.  In addition, in November 2017, we had provided Genesis forbearance through February 2018, which had allowed for the deferral of principal payments and permitted Genesis to accrue all interest due to the outstanding principal balance of the loan. As of September 30, 2020, approximately $63.8 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind, that was initially scheduled to mature on July 29, 2020.  On May 9, 2019, we extended the maturity of this loan to November 30, 2021. As of September 30, 2020, approximately $18.2 million is outstanding on this term loan. As of September 30, 2020, our total other investments outstanding with Genesis approximate $81.9 million. We evaluated our loans with Genesis for impairment during the third quarter of 2020, with no incremental provision for credit loss recognized given the underlying collateral value.

Daybreak

In July 2020, we executed a Forbearance and Transition Agreement with Daybreak which, among other things, sets forth the parties’ plan to sell or re-lease the Daybreak portfolio (which plan contemplates the potential sale of 28 facilities currently leased to Daybreak to a non-Omega party for $100 million), and the Company’s agreement to forbear from exercising certain default remedies during the transition period. Consistent with the terms of the Forbearance and Transition Agreement with Daybreak, we have transitioned 14 Daybreak facilities to existing operators during the first nine months of 2020. During the fourth quarter of 2019, we transitioned two Daybreak facilities to an existing operator. The total annual contractual rent from the 16 transitioned facilities is approximately $6.1 million.  In addition, we expect to transition an additional facility to an existing operator during the fourth quarter of 2020 and expect annual contractual rent on this facility of approximately $0.3 million.

Additionally, during the first nine months of 2020, Daybreak did not pay rent to us and we recorded impairments of approximately $11.0 million on nine Daybreak facilities that we have sold or plan to sell.

During the third quarter of 2020, discussions terminated on the contemplated sale transaction for $100 million, and in October 2020 the Forbearance and Transition Agreement was amended and restated to continue the forbearance. The Company is in negotiations with other third-party operators to re-lease these 28 facilities, along with three additional facilities. Further, the Company expects to re-lease or sell one additional Daybreak facility with a net book value of $0.1 million either in connection with or separate from these transactions. As of September 30, 2020, the 31 facilities subject to current re-lease negotiations have a net book value of approximately $147 million. We evaluated the facilities for impairment as of September 30, 2020 and concluded that the facilities were not impaired, as we believe that our expected annual nominal cash flows from re-leasing these facilities exceed our current net book value of the 31 facilities.  To the extent certain of these 31 facilities are not re-leased to a third-party operator and are instead identified for sale, we may be required to record an impairment to the extent the sales price for a facility is less than its net book value.

Accordingly, we remain in ongoing discussions with several other operators about re-leasing the remaining facilities.  Any such transitions, will of course, be subject to third-party operator due diligence, regulatory approvals, legal documentation and the cooperation of Daybreak.

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

Liquidity and Capital Resources

At September 30, 2020, we had total assets of $9.4 billion, total equity of $3.9 billion and debt of $5.2 billion, representing approximately 57.0% of total capitalization.

Financing Activities and Borrowing Arrangements

HUD Mortgage Loan Payoffs

On August 26, 2020, we paid approximately $13.7 million to retire two mortgage loans guaranteed by HUD.  The loans were assumed as part of an acquisition in 2019, and had an average interest rate of 3.08% per annum with maturities in 2051 and 2052.  The payoff included a $0.9 million prepayment fee which is included in interest – refinancing costs on our Consolidated Statements of Operations.

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

$400 Million Forward Starting Swaps

On March 27, 2020, we entered into five forward starting swaps totaling $400 million. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of long-term debt, initially expected to occur within the next five years. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a fixed rate of approximately 0.8675%. In October 2020, we issued the 2031 Senior Notes and discontinued hedge accounting.  Amounts reported in accumulated other comprehensive loss related to these discontinued cash flow hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s debt.  Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2020 and December 31, 2019, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings. Omega OP, the guarantor of Parent’s outstanding senior notes, does not directly own any substantive assets other than its interest in non-guarantor subsidiaries.

$200 Million Stock Repurchase Program

On March 20, 2020, Omega’s Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock from time to time over the twelve months ending March 20, 2021. We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions or in any other manner as determined by Omega’s management and in accordance with applicable law.  The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations.  Omega has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any of its outstanding common stock during the nine months ended September 30, 2020.

$500 Million Equity Shelf Program

For the three months ended September 30, 2020, no shares were issued under our $500 Million Equity Shelf Program.   For the three months ended September 30, 2019, we issued approximately 0.1 million shares of our common stock at an average price of $33.91 per share, net of issuance costs, generating net proceeds of $4.2 million under our $500 Million Equity Shelf Program.  For the nine months ended September 30, 2020 and 2019, we issued approximately 49 thousand and 3.1 million, respectively, shares of our common stock at an average price of $34.64 per share and $34.78 per share, respectively, net of issuance costs, generating net proceeds of $1.7 million and $107.0 million, respectively, under our $500 Million Equity Shelf Program.

Dividend Reinvestment and Common Stock Purchase Plan

On March 23, 2020, we announced that we suspended our Dividend Reinvestment and Common Stock Purchase Plan. For the three months ended September 30, 2020, no shares were issued under our Dividend Reinvestment and Common Stock Purchase Plan.  For the three months ended September 30, 2019, we issued approximately 1.0 million shares of our common stock at an average price of $37.87 per share through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $37.7 million. For the nine months ended September 30, 2020 and 2019, we issued approximately 90 thousand and 2.5 million, respectively, shares of our common stock at an average price of $41.80 per share and $37.06 per share, respectively, through our Dividend Reinvestment and Common Stock Purchase Plan for gross proceeds of approximately $3.7 million and $91.8 million, respectively.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at September 30, 2020, are outlined in the table below (in thousands):

-

Total commitments	$562,262
Amounts funded to date (1)	(467,141)
Remaining commitments (2)	$95,121
(1)	Includes finance costs.
(2)	This amount excludes our remaining commitments to fund under our other investments of approximately $109.3 million.

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

For the nine months ended September 30, 2020, we paid dividends of approximately $459.7 million to our common stockholders. On February 14, 2020, May 15, 2020, and August 14, 2020 we paid dividends of $0.67 per outstanding common share, respectively, to the common stockholders of record as of the last business day of the preceding month.  For the nine months ended September 30, 2020, Omega OP paid distributions of approximately $16.4 million to holders of Omega OP Units other than Omega.  The Omega OP Unit holders received the same distributions per unit as those paid to the common stockholders of Omega.

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

Cash, cash equivalents and restricted cash totaled $40.1 million as of September 30, 2020, an increase of $6.7 million as compared to the balance at December 31, 2019. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $510.9 million of net cash flow for the nine months ended September 30, 2020, as compared to $405.8 million for the same period in 2019, an increase of $105.1 million, which is primarily due to facility acquisitions and transitions, acquired mortgages and other investments.

Investing Activities – Net cash flow from investing activities was an outflow of $56.0 million for the nine months ended September 30, 2020, as compared to an inflow of $71.5 million for the same period in 2019.  The $127.5 million change in cash flow from investing activities related primarily to (i) a $84.6 million change in mortgages – net, (ii)  a $73.5 million decrease in proceeds from sale of direct financing lease and related trust, (iii) a $21.1 million change in other investments – net and (iv) a $68.8 million decrease in proceeds from the sales of real estate investments.  Offsetting these changes were: (i) a $59.6 million outflow of cash to complete the MedEquities Merger in the second quarter of 2019, (ii)  a $48.7 million decrease in investment in construction in progress and capital expenditures and (iii) a $22.1 million acquisition related deposit in the second quarter of 2019.

Financing Activities – Net cash flow from financing activities was an outflow of $447.5 million for the nine months ended September 30, 2020, as compared to an outflow of $446.2 million for the same period in 2019.  The $1.3 million change in cash used in financing activities was primarily related to a $644.6 million change in our credit facility borrowings – net offset by (i) a $105.3 million decrease in cash proceeds from the issuance of common stock in 2020, as compared to the same period in 2019, (ii) a $88.1 million decrease in net proceeds from our dividend reinvestment plan in 2020, as compared to the same period in 2019, and (iii) a $413.3 million change in other long-term borrowings – net.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2020, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In connection with the preparation of this Form 10-Q, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of Omega and Omega OP (for purposes of this Item 4, the “Companies”) as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Companies were effective at a reasonable assurance level as of September 30, 2020.

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

The COVID-19 pandemic has led governments and other authorities in the U.S., U.K. and around the world to impose measures intended to control its spread, including but not limited to, the mandated use of PPE, restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, etc.  A range of government restrictions remain in place along with continuing uncertainty around the potential duration of the pandemic.

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

Additionally, a growing number of professional liability and employment related claims have been filed or are threatened to be filed against long-term care providers related to the COVID-19 pandemic. While such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation, an adverse resolution of any of legal proceeding or investigations against our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our reputation, business, results of operations and cash flows.

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

The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the outbreak, which may depend on factors such as the development and implementation of an effective vaccine and treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. To the extent the COVID-19 pandemic adversely affects our or operators’ results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2020, Omega issued an aggregate of 2,562 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

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

Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that may
	Total Number		Announced	be Purchased
	of Shares	Average Price	Plans or	Under these Plans
Period	Purchased	Paid per Share	Programs	or Programs
July 1, 2020 to July 31, 2020	—	$—	—	—
August 1, 2020 to August 31, 2020	—	—	—	—
September 1, 2020 to September 30, 2020	—	—	—	—
Total	—	$—	—	—

Item 6–Exhibits

Exhibit No.
4.1

Indenture dated as of October 9, 2020, among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership, as Subsidiary Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 on the Company’s Form 8-K, filed on October 9, 2020).

4.2

First Supplemental Indenture, dated as of October 30, 2020, among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership, as Subsidiary Guarantor, and U.S. Bank National Association, as trustee, related to the 3.625% Senior Notes due 2029.*

10.1

Transition Agreement and Release, dated as of July 8, 2020, between Omega Healthcare Investors, Inc., Omega Asset Management LLC and Michael D. Ritz (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filed, on July 14, 2020).

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

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: November 3, 2020	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: November 3, 2020	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

OHI HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Co-Registrant

By: Omega Healthcare Investors, Inc., its General Partner

Date: November 3, 2020	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: November 3, 2020	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer