Form 10-K
period 2020-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2021-02-22
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes ☒ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻
Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☒ No ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common stock Omega Healthcare Investors, Inc. held by non-affiliates was $6,747,008,166 as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $29.73 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 12, 2021, there were 231,776,284 shares of Omega Healthcare Investors, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020, is incorporated by reference in Part III herein.

Item 1 – Business

Overview; Recent Events

Omega Healthcare Investors, Inc. (“Omega”) was incorporated in the state of Maryland on March 31, 1992, and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, the terms “Omega”, the “Company,” “we,” “our” and “us” refer to Omega Healthcare Investors, Inc. and its consolidated subsidiaries, including Omega OP, references to Parent refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and references to “Omega OP” mean OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries. As of December 31, 2020, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases to our operators are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income derives from fixed and variable rate loans to our operators to fund working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

On January 20, 2021, we acquired 24 senior living facilities from Healthpeak Properties, Inc. for $510 million. The acquisition involved the assumption of an in-place master lease with Brookdale Senior Living. The master lease provides for 2021 contractual rent of approximately $43.5 million, and includes 24 facilities representing 2,552 operating units located in Arizona (1), California (1), Florida (1), Illinois (1), New Jersey (1), Oregon (6), Pennsylvania (1), Tennessee (1), Texas (6), Virginia (1), and Washington (4).

In February 2021, we sold 16 facilities for approximately $149.6 million in cash proceeds and recorded a gain on sale of approximately $94.4 million.  These 16 facilities were held for sale as of December 31, 2020 with a carrying value of approximately $49.3 million.

In 2020, we completed the following transactions totaling approximately $258 million in new investments:

●	Acquisition of eight SNFs and three ALFs for approximately $104 million from unrelated third parties. The facilities are located in the U.K., Indiana, Ohio and Virginia, and were added to the existing operators’ master leases with initial cash yields between 8.0% and 9.5%.
●	$43 million of investments in two SNF mortgages.
●	$111 million of investments in capital expenditure and construction projects.

As of December 31, 2020, our portfolio of investments included 967 healthcare facilities located in 40 states and the U.K. and operated by 69 third-party operators and was made up of the following:

●	738 SNFs, 115 ALFs, 28 specialty facilities and two MOBs;
●	fixed rate mortgages on 56 SNFs, three ALFs and three specialty facilities; and
●	22 facilities held for sale.

As of December 31, 2020, our investments in these facilities, net of impairments and allowances, totaled approximately $9.7 billion. In addition, we held other investments of approximately $467.4 million, consisting primarily of secured loans to third-party operators of our facilities and $200.6 million of investment in five unconsolidated joint ventures.

For the year ended December 31, 2020, we have collected substantially all of the contractual rents owed to us from our operators.  However, the COVID-19 pandemic continues to have a significant impact on our operators.  Many of our operators have reported incurring significant cost increases and declines in occupancy as a result of the COVID-19 pandemic. While government relief measures at the federal and state levels, including expanded Medicaid reimbursements, have offered meaningful support to offset a portion of these cost increases and impacts to our SNF operators, and to a lesser extent our ALF operators, we cannot at this time estimate the net impact going forward to these operators, and we cannot estimate the extent to which operators will receive additional governmental relief. For further discussion of the impact of COVID-19, See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook.

While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we expect the uncertainties to our business described above to persist at least for the near term until we can gain more visibility into the costs our operators will experience and for how long, and the level of additional governmental support that will be available to them, the potential support our operators may request from us and the future demand for needs-based skilled nursing care and senior living facilities. We continue to monitor the impact of occupancy declines at many of our operators, and it remains uncertain whether and when demand and occupancy levels will return to pre-COVID-19 levels.

Summary of Financial Information by Asset Category

The following table summarizes our revenues by asset category for 2020, 2019 and 2018. (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 – Properties, Note 4 – Direct Financing Leases, Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments).

Revenues by Asset Category

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Real estate related income:
Rental income	$753,427	$804,076	$767,340
Income from direct financing leases	1,033	1,036	1,636
Mortgage interest income	89,422	76,542	70,312
Total real estate related revenues	843,882	881,654	839,288
Other investment income	44,864	43,400	40,228
Miscellaneous income	3,635	3,776	2,166
Total operating revenues	$892,381	$928,830	$881,682

The following table summarizes our real estate assets by asset category as of December 31, 2020 and 2019:

Assets by Category

(in thousands)

	As of December 31,
	2020	2019
Real estate assets:
Buildings	$6,961,509	$7,056,106
Land	883,765	901,246
Furniture, fixtures and equipment	518,664	515,421
Site improvements	308,087	287,655
Construction in progress	30,129	225,566
Total real estate assets	8,702,154	8,985,994
Investments in direct financing leases - net	10,764	11,488
Mortgage notes receivable - net	885,313	773,563
Assets held for sale	81,452	4,922
Total real estate related assets	9,679,683	9,775,967
Other investments - net	467,442	419,228
Investments in unconsolidated joint ventures	200,638	199,884
Total investments	$10,347,763	$10,395,079

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

As healthcare delivery continues to evolve, we continuously evaluate potential investments, as well as our assets, operators and markets to position our portfolio for long-term success. Our strategy includes applying data analytics to our investment underwriting and asset management, as well as selling or transitioning assets that do not meet our portfolio criteria.

We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures, such as mortgages and investments in joint ventures. The following summarizes our primary investment structures. The average annualized yields described below reflect obligations under existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of December 31, 2020, set forth below, are not necessarily indicative of future yields, which may be lower.

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

Triple-Net Operating Leases. Triple-net operating leases typically range from 5 to 15 years, plus renewal options. Our leases generally provide for minimum annual rents that are subject to annual escalators. At December 31, 2020, our average annualized yield from operating leases was approximately 9.7%. At December 31, 2020, approximately 93% of our operating leases have initial lease terms expiring after 2025. The majority of our leased real estate properties are leased under provisions of master lease agreements that govern more than one facility and to a lesser extent we lease facilities under single facility leases.

Fixed-Rate Mortgages. Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At December 31, 2020, our average annualized yield on these investments was approximately 10.4%. At December 31, 2020, approximately 84% of our mortgages have primary terms that expire after 2025.

The table set forth in Item 2 – Properties contains information regarding our properties and investments as of December 31, 2020.

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

Competition. The healthcare industry is highly competitive and will likely become more competitive in the future. We face competition in making and pricing new investments from other public and private REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom have greater resources and lower costs of capital than us.  We believe our use of data analytics to underwrite investments and manage our portfolio may provide us a competitive advantage. In addition, a significant amount of our rental and mortgage income is generally derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may reduce competition for our operators and enhance the value of our properties. Our operators compete on a local and regional basis with operators of facilities that provide comparable services. The basis of competition for our operators includes, amongst other factors, the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population and surrounding areas.

Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

Taxation of Omega

Omega elected to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 1992. To continue to qualify as a REIT, we must continue to meet certain tests that, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than net capital gains) to our stockholders annually. Provided we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent such net income is distributed to our stockholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property. We believe that we were organized and have operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will allow us to maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.

We have utilized, and may continue to utilize, one or more taxable REIT subsidiary (“TRS”) to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Our TRSs generally are taxable as regular corporations, and therefore, subject to federal, state and local income taxes.

To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. If we were to fail to qualify as a REIT in any taxable year, as a result of a determination that we failed to meet the annual distribution requirement or otherwise, we would be subject to federal income tax, and any applicable alternative minimum tax on our taxable income at regular corporate rates with respect to each such taxable year for which the statute of limitations remains open. In addition, we could become subject to certain punitive excise taxes on nonqualified REIT income.  Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability for the years involved, which could significantly impact our financial condition.

All of our investments are held directly or through entities owned by Omega OP. Omega OP is a pass through entity for United States federal income tax purposes, and therefore we are required to take into account our allocable share of each item of Omega OP’s income, gain, loss, deduction, and credit for any taxable year of Omega OP ending within or with our taxable year, without regard to whether we have received or will receive any distribution from Omega OP. Although a partnership agreement for pass through entities generally will determine the allocation of income and losses among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of the Code and Treasury Regulations governing partnership allocations. If an allocation is not recognized for federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners’ interests in the partnership, which will be determined by considering all the facts and circumstances relating to the economic arrangement of the partners with respect to such item. While Omega OP should generally not be a taxable entity for federal income tax purposes, any state or local revenue, excise or franchise taxes that result from the operating activities of the Omega OP may be incurred at the entity level.

Investors are strongly urged to consult their own tax advisors regarding the potential tax consequences of an investment in us based on such investor’s particular circumstances.

Government Regulation and Reimbursement

The healthcare industry is heavily regulated. Our operators, which are primarily based in the U.S., are subject to extensive and complex federal, state and local healthcare laws and regulations; we also have several U.K.-based operators that are impacted by a variety of laws and regulations in their jurisdiction. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act, among others.

Additionally, emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, and temporary changes to regulations and reimbursement in response to the COVID-19 pandemic, continue to have a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s effect on the Company’s and our operators’ operational and financial performance will depend on future developments, including the sufficiency and timeliness of additional governmental relief, the duration, spread and intensity of the outbreak, the impact of new vaccine distributions on our operators and their populations, as well as the difference in how the pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, financial condition and cash flows could be material.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid; the balance represents reimbursement payments from alternative payors. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue, which may result in reductions in reimbursement at both the federal and state levels. Additionally, new and evolving payor and provider programs, including but not limited to Medicare Advantage, dual eligible, value-based purchasing, payments to providers that are tied to quality and efficiency such as the Patient Driven Payment Model, and bundled payments, could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government health care programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

In addition to quality or value based reimbursement reforms, the U.S. Centers for Medicare and Medicaid Services (“CMS”) has implemented a number of initiatives focused on the reporting of certain facility specific quality of care indicators that could affect our operators, including publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under the CMS “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures. These rating changes have impacted referrals to SNFs, and it is possible that changes to this system or other ranking systems could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

The following is a discussion of certain U.S. laws and regulations generally applicable to our operators, and in certain cases, to us.

Reimbursement Changes Related to COVID-19:

CARES Act and Provider Funds Appropriating $178 Billion.  In response to the pandemic, on March 27, 2020, the CARES Act was signed into law in the U.S. The CARES Act allocates $100 billion to a Public Health and Social Services Emergency Fund to “reimburse, through grants or other mechanisms, eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” Certain healthcare operators may be eligible to receive compensation for lost revenue or costs incurred in the course of providing medical services, such as those related to obtaining personal protective equipment (“PPE”), COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source. The Secretary of the U.S. Department of Health and Human Services (“HHS”) has broad authority and discretion to determine payment eligibility and the amount of such payments.  Congress appropriated an additional $75 billion for healthcare providers through the Paycheck Protection Program and Health Care Enhancement Act, which was signed into law on April 24, 2020, and an additional $3 billion was added through a federal stimulus bill enacted in December 2020. HHS is distributing this money through the Provider Relief Fund, and these payments do not need to be repaid to the extent they are used in compliance with the applicable requirements. Certain provisions of the CARES Act related to SNFs and/or ALFs are summarized below.

Distribution of Relief Funds:

●Phases 1, 2, 3 General Distributions of $92.5 Billion to Healthcare Providers: HHS announced several distributions of congressional relief funds to healthcare providers, including
◾	A Phase 1 General Distribution of approximately $50 billion to participants in the Medicare program equivalent to 2% of their annual revenue,
◾	A Phase 2 General Distribution including $18 billion in funding to be provided to providers that participate in Medicaid and the Children’s Health Insurance Program as well as ALF providers (up to 2% of their annual revenues) but who had not received funding in the initial rounds, and
◾	A Phase 3 General Distribution of $20 billion in funding for frontline healthcare providers, including SNFs and ALFs, dealing with the COVID-19 pandemic, which is intended to take into account financial losses caused by COVID-19. In December 2020, HHS announced an additional $4.5 billion in Phase 3 General Distribution funding, with nursing homes receiving $1.10 billion in federal funding as part of the Phase 3 General Distribution. Providers that have already received relief fund payments may also apply for these funds, as well as certain behavioral health specialists and previously ineligible health care providers.

In addition, distributions may be conditioned on and subject to operators meeting certain compliance obligations. The ultimate allocation of these distributions to healthcare providers may differ from the methodology initially announced by HHS, in which distributions would be based on prior Medicare reimbursements or historical net patient revenue.

●Additional Targeted SNF Distributions of Approximately $9.5 Billion: In 2020, HHS announced several rounds of targeted distributions to skilled nursing facilities, including
◾	A first round of approximately $4.9 billion announced in May 2020 to Medicare-certified SNFs from the Provider Relief Fund to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency declared by HHS.

◾	A second round announced from August through September 2020, including additional targeted distributions of $4.5 billion from the Provider Relief Fund in total to SNFs to address critical needs in nursing homes related to infection control, such as the hiring of additional staff, implementing infection control “mentorship” programs with subject matter experts, increased testing, and providing additional technology services to residents who are unable to receive visitors. The $4.5 billion of distributions included an initial $2.5 billion to be paid out to all Medicare-certified SNFs, as well as a second distribution of approximately $2 billion to be paid out as performance-based incentive payments, based on each nursing home’s infection rates relative to the county it is located in and mortality rates relative to a national standard for nursing homes, with the infection control component accounting for 80% of the incentive payment dollars and the mortality component accounting for 20% of the incentive payment. In October 2020, HHS announced the distribution of approximately $331 million in payments under the Nursing Home Quality Incentive Program for the September 2020 performance period. In December 2020, approximately $523 million in second round payments under the Nursing Home Quality Incentive Program were distributed for the October 2020 performance period. We believe HHS began distributions for the November 2020 performance period in January 2021.

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

Temporary Suspension of Medicare Sequestration:

SNFs have continued to be impacted by the Bipartisan Budget Act of 2019, which extended Medicare sequestration and Medicare reimbursement cuts to providers and plans by 2% across the board through 2029. However, the CARES Act temporarily suspended Medicare sequestration for the period of May 1, 2020 through December 31, 2020, resulting in an increase in fee-for-service Medicare payments by approximately 2% as compared to what providers would have otherwise received during this period. In exchange for this temporary suspension, the CARES Act also extends the mandatory sequestration policy by an additional one year, i.e., through 2030. The Bipartisan-Bicameral Omnibus COVID Relief Deal passed in December 2020 extended the suspension of the Medicare sequestration until March 31, 2021.

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

Medicare Accelerated and Advanced Payment Program:

In an effort to increase cash flow to providers impacted by COVID-19, CMS had temporarily expanded the Accelerated and Advance Payment Programs from March 28, 2020 until April 26, 2020 in order to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider or supplier who submitted a request to the appropriate Medicare Administrative Contractor and met the required qualifications. Traditionally repayment of these advance/accelerated payments is set to begin at 90 days, however CMS initially extended the repayment of these accelerated/advance payments to begin 120 days after the date of issuance of the payment and in October 2020, further extended the repayment to begin one year after payment was issued for repayment to occur over an extended period of time.

Payroll Tax Deferral:

The CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020. Instead of depositing these taxes on a next-day or semi-weekly basis, the deposit due date for 50% of the taxes is deferred to December 31, 2021, with the remaining 50% deferred until December 31, 2022.

Quality of Care Initiatives Related to COVID-19:

In addition to COVID-19 reimbursement changes, several regulatory initiatives announced in 2020 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. Recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds and the implementation of new quality measures. While, as a result of the COVID-19 pandemic, CMS made changes to, or temporarily suspended the collection and reporting of, certain survey inspection, staffing levels and quality measures, which impacted the information posted on the Nursing Home Compare website and used in the Five Star Quality Rating System calculation, CMS announced a new, targeted inspection plan to focus inspections on urgent patient safety threats and infection control, therefore causing a shift in the number of nursing homes inspected and how the inspections are conducted. In addition, in August 2020, CMS released a Medicaid Informational Bulletin that provided guidance to states on flexibilities that are available to increase Medicaid reimbursement for nursing facilities that implement specific infection control practices, such as designating a quarantine or isolation wing for COVID-19 patients.  Further, the Coronavirus Commission for Safety and Quality in Nursing Homes, a special task force created for the purpose of addressing the rising death toll of residents in nursing homes, issued recommendations in September 2020 with steps that both providers and regulators should take to address future pandemic conditions or public health emergencies.

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

Temporary Medicaid FMAP Increase. On March 18, 2020, the Families First Coronavirus Response Act was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020.  As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporary increased FMAP is claimed. The temporary FMAP increase will extend through the last day of the calendar quarter in which the COVID-19 public health emergency declared by the HHS, including any extensions, terminates. HHS has announced an extension of the public health emergency due to the COVID-19 pandemic through April 21, 2021. In addition to maintaining the increased FMAP, this extension also allows the temporary Section 1135 waivers, including suspension of the three-day prior hospital stay coverage requirement and the relaxation of telehealth restrictions, to continue. States will make individual determinations about how this additional Medicaid reimbursement will be applied to SNFs, if at all.

Reimbursement Generally:

Medicaid.  State budgetary concerns, coupled with the implementation of rules under the Healthcare Reform Law (described further below), or prospective changes to the Healthcare Reform Law, may result in additional significant changes in healthcare spending at the state level, which may particularly impact us in states where we have a larger presence, including Florida and Texas. In Texas in particular, several of our operators have experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Additionally, the need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

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

Payments to providers continue to be increasingly tied to quality and efficiency.  The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, rather than the volume of services the patient receives, became effective October 1, 2019 (FY 2020). Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act, which became effective on October 1, 2018.  These reimbursement changes have had and may in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

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

Other Regulation:

Office of the Inspector General Activities.  The Office of Inspector General (“OIG”) of HHS has provided long-standing guidance for SNFs regarding compliance with federal fraud and abuse laws.  More recently, the OIG has conducted increased oversight activities and issued additional guidance regarding its findings related to identified problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes, and skilled nursing facilities.  The OIG has additionally reviewed the staffing levels reported by SNFs as part of its August 2018 and February 2019 Work Plan updates, and included a review of involuntary transfers and discharges from nursing homes in the June 2019 Work Plan updates.  In August 2020, the OIG released its findings regarding its review of staffing levels in SNFs from 2018.  The OIG recommended that CMS enhance efforts to ensure nursing homes meet daily staffing requirements and explore ways to provide consumers with additional information on nursing homes’ daily staffing levels and variability.  The OIG indicated that while the review was initiated before the COVID-19 pandemic emerged, the 2020 pandemic reinforces the importance of sufficient staffing for nursing homes, as inadequate staffing can make it more difficult for nursing homes to respond to infectious disease outbreaks like COVID-19.   It is unknown what impact, if any, enhanced scrutiny of staffing levels by OIG and CMS will have on our operators.

Department of Justice and Other Enforcement Actions. SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The Department of Justice (“DOJ”) launched ten regional Elder Justice Task Forces in 2016 which are coordinating and enhancing efforts to pursue SNFs that provide grossly substandard care to their residents. These Task Forces are composed of representatives from the U.S. Attorneys’ Offices, State Medicaid Fraud Control Units, state and local prosecutors’ offices, HHS, State Adult Protective Services agencies, Long Term Care Ombudsmen programs, and law enforcement.  The DOJ has indicated that it is seeking to enhance the work of the Elder Justice Initiative to identify potential criminal charges when they uncover false claims for government reimbursements of care.  The DOJ’s civil division has historically used the False Claims Act to pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard. In 2020, the DOJ launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies such as poor hygiene, lax infection controls, and inadequate nurse staffing levels.  In addition, the CMS announced on August 14, 2020 that the agency has imposed more than $15 million in civil money penalties (“CMPs”) to more than 3,400 nursing homes during the public health emergency for noncompliance with infection control requirements and the failure to report COVID-19 data. Such enforcement activities are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these enforcement activities or investigations incurred by our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on their reputation, business, results of operations and cash flows.

Medicare and Medicaid Program Audits.  Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our operators’ billing practices from time to time.  CMS contracts with Recovery Audit Contractors on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, to managed Medicare plans and in the Medicaid program.  Regional Recovery Audit Contractor program auditors along with the OIG and DOJ are expected to continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges.  CMS also employs Medicaid Integrity Contractors to perform post-payment audits of Medicaid claims and identify overpayments. In addition, the state Medicaid agencies and other contractors have increased their review activities. To the extent any of our operators are found out of compliance with any of these laws, regulations or programs, their financial position and results of operations can be adversely impacted, which in turn could adversely impact us.

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

Several of our operators have responded to subpoenas and other requests for information regarding their operations in connection with inquiries by the Department of Justice or other regulatory agencies.  In addition, MedEquities Realty Trust, Inc., which we acquired in May 2019, has responded to a Civil Investigative Demand from the Department of Justice in connection with Lakeway Regional Medical Center. See Note 18 – Commitments and Contingencies.

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

Other Laws and Regulations.  Additional federal, state and local laws and regulations affect how our operators conduct their operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operators’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety; the Americans with Disabilities Act (the “ADA”), which imposes certain requirements to make facilities accessible to persons with disabilities, the costs for which we may be directly or indirectly responsible; the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”), which amended requirements for staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others; staffing; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and health standards, including those set by the federal Occupational Safety and Health Administration (in the U.S.).  It is anticipated that our operators will continue to face additional federal and state regulatory requirements related to the operation of their facilities in response to the COVID-19 pandemic. These requirements may continue to evolve and develop over lengthy periods of time.

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

Human Capital Management

As of February 1, 2021, we had 68 full-time employees, including the five executive officers listed below. Due to the size and nature of our business, our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. As such, the ability to attract, develop and retain qualified personnel will continue to be key to the Company’s long-term success.

We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. Our employees are provided a competitive benefits program, including comprehensive healthcare benefits, a 401(k) plan with a matching contribution, bonus and incentive pay opportunities, an employee stock purchase program, competitive paid time-off benefits and paid parental leave, wellness programs, continuing education and development opportunities, and periodic engagement surveys.

We also have a long-standing commitment to being an equal opportunity employer and have implemented equal employer opportunity policies. Omega was one of 380 companies across 11 sectors to be included in the 2021 Bloomberg Gender-Equality Index. In addition, we believe that giving back to our community is an extension of our mission to improve the lives of our employees and their families. The Company has implemented a matching program for charitable contributions.

Information about our Executive Officers

Biographical information regarding our executive officers and their ages as of February 1, 2021 are set forth below:

C. Taylor Pickett (59) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett has also been a member of the board of trustees of Corporate Office Properties Trust, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (57) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

Steven J. Insoft (57) is our Chief Corporate Development Officer and has served in this capacity since April 1, 2015. Mr. Insoft served as President and Chief Operating Officer of Aviv REIT, Inc. from 2012 until it was acquired by Omega in 2015, while previously serving as Chief Financial Officer and Treasurer of Aviv REIT, Inc. Prior to joining Aviv REIT, Inc. in 2005, Mr. Insoft spent eight years as a Vice President and Senior Investment Officer of Nationwide Health Properties, Inc., a publicly-traded REIT. Before that, he was President and Chief Financial Officer of CMI Senior Housing & Healthcare, Inc., a privately-held nursing home and assisted living facility operations and development company, for seven years.

Robert O. Stephenson (57) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Gail D. Makode (45) is our Chief Legal Officer, General Counsel and has served in this capacity since September 2019. Previously, she served as Senior Vice President, General Counsel and Corporate Secretary of IES Holdings, Inc., from October 2012 to September 2019. Prior to IES, she served in various legal capacities at MBIA Inc., including as General Counsel and Member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc., from 2006 to 2012. Earlier in her career, she served as Vice President and Counsel for Deutsche Bank AG, and as an associate at Cleary, Gottlieb, Steen, & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

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

Item 1A – Risk Factors

This section discusses material risk factors that may affect our business, operations and financial condition. It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities. If any of the following risks, or any other risks and uncertainties that are not addressed below or that we have not yet identified, actually occur, we could be materially adversely affected and the value of our securities could decline.

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

Failure by our operators to comply with government regulations may adversely impact their ability to make debt or lease payments to us.

Our operators are subject to numerous federal, state and local laws and regulations, including those described below, that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from new legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators, guarantors and managers. Any of these changes may be more pronounced following federal and state leadership changes and particularly following a change in presidential administrations. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us.

●	Reimbursement; Medicare and Medicaid. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. Failure to maintain certification in these programs, or other restrictions on reimbursements, would result in a loss of reimbursement from such programs and could result in a reduction in an operator’s revenues and operating margins, thereby negatively impacting an operator’s ability to meet its obligations to us.
●	Quality of Care Initiatives. The CMS has implemented several initiatives focused on the quality of care provided by nursing homes that could affect our operators, including a quality rating system for nursing homes. Any unsatisfactory rating of our operators under any rating system promulgated by the CMS could result in the loss of our operators’ residents or lower reimbursement rates, which could adversely impact their revenues and our business.

●	Licensing and Certification. Our operators and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. Failure to obtain, or the loss or suspension of, any required licensure or certification, or any violations or deficiencies with respect to relevant operating standards may require a facility to cease operations or result in ineligibility for reimbursement until any such failures, violations or deficiencies are cured. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently. Additionally, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, closure or change of ownership of certain healthcare facilities, which has the potential to impact some of our operators’ abilities to expand or change their businesses. Further, Medicare and Medicaid provider approvals, as applicable, may be needed prior to an operator’s change of ownership.
●	Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. In addition to our operators, there is the potential that we may become subject directly to healthcare laws and regulations because of the broad nature of some these provisions. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts and are subject to change. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud investigations and initiatives against healthcare providers, and provide for, among other things, claims to be filed by qui tam relators. The violation by an operator of any of these extensive laws or regulations, including the Anti-kickback Statute, False Claims Act and the Stark Law, could result in the imposition of criminal fines and imprisonment, civil monetary penalties, and exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties, in addition to expending considerable resources responding to an investigation or enforcement action, could adversely affect an operator’s financial position and jeopardize an operator’s ability to make lease or mortgage payments to us or to continue operating its facility. Additionally, many states have adopted or are considering legislative proposals similar to the federal anti-fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to private or other third-party payors, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of whether the service was reimbursed by Medicare or Medicaid. Healthcare providers and facilities may also experience an increase in medical record reviews from a host of government agencies and contractors.
●	Privacy and Security Laws. Our operators are subject to federal, state and local laws and regulations designed to protect the privacy and security of patient health information, including HIPAA, among others, and which require our operators to expend resources to protect the confidentiality and security of patient health information, including for operational and technology upgrades. Operators found in violation of these laws may face significant monetary penalties. In addition, a breach of unsecured protected health information could cause reputational harm to an operator’s business in addition to a material adverse effect on the operator’s financial position and cash flows.
●	Other Laws. Other federal, state and local laws and regulations affect how our operators conduct their operations. See Item 1. Business – Government Regulation and Reimbursement – Other Laws and Regulations. We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.
●	Legislative and Regulatory Developments. Each year, legislative and regulatory proposals are introduced at the federal, state and local levels that, if adopted, would result in major changes to the healthcare system. We cannot accurately predict whether any proposals will be adopted, and if adopted, what effect (if any) these proposals would have on our operators or our business. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of new laws and regulations, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced or modified, including through reductions to the Medicare and Medicaid programs.

Changes in the reimbursement rate or methods of payment from governmental and other third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Reimbursement from governmental and other third party payors could be reduced as part of spending cuts and tax reform initiatives that impact Medicare, Medicaid or Medicare Advantage Plans, or as part of retroactive adjustments during claims settlement processes or as a result of post-payment audits. Further, alternative payment models, as well as other legislative initiatives, have the potential to affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, setting reimbursement caps, implementing value based purchasing and payment bundling, and studying the appropriateness of restrictions on payments for health care acquired conditions. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures or freeze Medicaid rates and to make changes to private healthcare insurance, and several commercial payors have expressed an intent to pursue certain value-based purchasing models and initiatives. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us. Significant limits on the scope of services reimbursed and on reimbursement rates, as well as changes in reimbursement policies or other measures altering payment methodologies for services provided by our operators, could have a material adverse effect on our operators’ results of operations and financial condition, which could cause the revenues of our operators to decline and negatively impact their ability to meet their obligations to us.

We may be unable to find a replacement operator for one or more of our leased properties.

From time to time, we need to find a replacement operator for one or more of our leased properties for a variety of reasons, including upon the expiration of the lease term or the occurrence of an operator default. While we are attempting to locate one or more replacement operators, we sometimes experience and may in the future experience a decrease or cessation of rental payments on the applicable property or properties. We cannot assure you that any of our current or future operators will elect to renew their respective leases with us upon expiration of the terms thereof. Similarly, we cannot assure you that we will be able to locate a suitable replacement operator or, if we are successful in locating a replacement operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. Our ability to locate a suitable replacement operator may be significantly delayed or limited by various state licensing, receivership, certificate of need or other laws, as well as by Medicare and Medicaid change-of-ownership rules. We also may incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could materially delay or impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for default.

Our operators may be subject to significant legal actions that could result in their increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us; and we may become party to such legal actions.

Our operators may be subject to claims for damages relating to the services that they provide. While we are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, we believe that long-term care providers will continue to be the focus of governmental investigations, particularly in the area of Medicare/Medicaid false claims and in the use of COVID-19 related funds and compliance with infection control and quality standards. We can give no assurance that the insurance coverage maintained by our operators will cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional and general liability claims and/or litigation may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on an operator’s financial condition and its ability to meet its obligations to us, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

In addition, we may in some circumstances be named as a defendant in litigation involving the services provided by our operators. In the past, we and several of our wholly owned subsidiaries have been named as defendants in professional liability and general liability claims related to our owned and operated facilities, and we could be named as defendants in similar suits in the future. In these suits, patients of our operators have alleged significant damages, including punitive damages, against the defendants. Although we generally have no involvement in the services provided by our operators, and our standard lease and loan agreements generally require our operators to indemnify us and carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover the judgment.

Increased competition as well as increased operating costs result in lower revenues for some of our operators and may affect the ability of our operators to meet their obligations to us.

The long-term healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Our operators compete on a number of different levels including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas. Our operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments and meet their obligations to us.

In addition, the market for qualified personnel is highly competitive and our operators may experience difficulties in attracting and retaining such personnel, in particular due to labor constraints and, in some cases, wage increases imposed by the COVID-19 pandemic. Increases in labor costs could affect our operators’ ability to meet their obligations to us, which could be particularly acute in certain states that have established minimum staffing requirements.

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

Under the terms of our leases, our operators are generally required to maintain comprehensive general liability, fire, flood, earthquake, boiler and machinery, nursing home or long-term care professional liability and extended coverage insurance with respect to our properties with policy specifications set forth in the leases or other written agreements between us and the operator. However, our properties may be adversely affected by casualty losses which exceed insurance coverages and reserves. In addition, we cannot provide any assurances that our tenants will maintain the required coverages, that we will continue to require the same levels of insurance under our leases, or that such insurance will be available at a reasonable cost in the future or that the policies maintained will fully cover all losses on our properties upon the occurrence of a catastrophic event. We also cannot make any guaranty as to the future financial viability of the insurers that underwrite the policies maintained by our tenants, or, alternatively if our tenants utilize captive or self-insurance programs, that such programs will be adequately funded.

Should an uninsured loss or a loss in excess of insured limits occur, we could lose both our investment in, and anticipated profits and cash flows from, the property and disputes over insurance claims could arise. Even if it were practicable to restore the property to its condition prior to the damage caused by a major casualty, the operations of the affected property would likely be suspended for a considerable period of time.

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

The COVID-19 pandemic has significantly adversely impacted, and may continue to so impact, SNFs and long term care providers generally, with higher rates of virus transmission and fatality among the elderly and frail populations these facilities serve. As a result, many of our operators have been and may continue to be significantly impacted by the pandemic. In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, PPE, quality of care, visitation protocols, staffing levels, and reporting, among other regulations, throughout the pandemic. It remains uncertain when and to what extent vaccination programs for COVID-19, which have been implemented in many of our facilities, will mitigate the effects of COVID-19 in our facilities; the impact of these programs will depend in part on the speed, distribution, and delivery of the vaccine in our facilities, as well as participation levels in vaccination programs among the residents and employees of our operators. Our operators have reported considerable variation in participation levels among both employees and residents, which may change over time as additional vaccination clinics are held.

In addition to the risks associated with managing the spread of the virus, delivery of the vaccines and care of their patients and residents, many of our operators reported incurring, and may continue to incur, significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and delivery of the vaccine. In addition, many of our operators have reported experiencing declines in occupancy levels as a result of the pandemic. We believe these declines may be in part due to COVID-19-induced fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs. While substantial government support, primarily through the federal CARES Act and distribution of PPE and testing equipment by the federal government, has been allocated to SNFs and to a lesser extent to ALFs, further government support will likely be needed to continue to offset these impacts and it is unclear whether and to what extent such government support has been and will continue to be sufficient and timely to offset these impacts.  Further, to the extent these impacts continue or accelerate and are not offset by additional government relief that is sufficient and timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.  Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the COVID-19 pandemic, including potential patient litigation and decreased demand for their services, loss of business due to an interruption in their operations, or other liabilities related to gathering restrictions, quarantines, reopening plans, vaccine distribution or delivery, spread of infection or other related factors.

Numerous state and local governments and the federal government have initiated efforts that may also affect landlords’ and/or mortgagees’ ability to collect payments due or enforce remedies for the failure to pay amounts due. Additionally, a growing number of professional liability and employment related claims have been filed or are threatened to be filed against long-term care providers related to the COVID-19 pandemic. While such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation, an adverse resolution of any of legal proceeding or investigations against our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our reputation, business, results of operations and cash flows.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. The pandemic has led governments and other authorities in the U.S., U.K. and around the world to impose measures intended to control its spread, including but not limited to, restrictions on freedom of movement and business operations which may remain in place along with continuing uncertainty around the potential duration of the pandemic. We cannot assure you that conditions in the bank lending, capital and other financial markets will not deteriorate as a result of the COVID-19 pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancing.  In addition, our employees may be impacted directly or indirectly by the pandemic and we may be required to make changes to our internal controls as a result of changes in our business processes or personnel; any such changes may increase our operational and financial reporting risks.

The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ability to control the spread of the outbreak generally and in our facilities, and the delivery of and participation in vaccination programs and other treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

There are no assurances of our ability to pay dividends in the future.

Our ability to pay dividends may be adversely affected upon the occurrence of any of the risks described herein. Our payment of dividends is subject to compliance with restrictions contained in our credit agreements, the indentures governing our senior notes and any preferred stock that our Board may from time to time designate and authorize for issuance. All dividends will be paid at the discretion of our Board and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include a return of capital.

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

Our ability to raise capital through equity sales is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business, or other factors we do not control, could negatively impact such market price and availability of equity capital.

As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors, some of which we cannot control, that may change from time to time including:

●	the extent of investor interest;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	the financial performance of us and our operators;
●	concentrations in our investment portfolio by tenant and facility type;

●	concerns about our tenants’ financial condition due to uncertainty regarding reimbursement from governmental and other third-party payor programs;
●	our credit ratings and analyst reports on us and the REIT industry in general, including recommendations, and our ability to meet our guidance estimates or analysts’ estimates;
●	general economic, global and market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;
●	our failure to maintain or increase our dividend, which is dependent, to a large part, on the increase in funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and
●	other factors such as governmental regulatory action and changes in REIT tax laws, as well as changes in litigation and regulatory proceedings.

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

We are subject to risks associated with debt financing, including changes in our credit ratings, which could negatively impact our business and limit our ability to make distributions to our stockholders and to repay maturing debt.

The financing required to make future investments and satisfy maturing commitments may be provided by borrowings under our credit facilities, private or public offerings of debt or equity, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. To the extent we must obtain debt financing from external sources to fund our capital requirements, we cannot guarantee such financing will be available on favorable terms, if at all. In addition, if we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient to make distributions to our stockholders and repay our maturing debt. Furthermore, if prevailing interest rates, changes in our debt credit ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Factors that may affect our credit ratings include, among other things, our financial performance, our success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. Further, additional debt financing increases the amount of our leverage. The degree of leverage could have important consequences to stockholders, including affecting our investment grade ratings and our ability to obtain additional financing in the future, and making us more vulnerable to a downturn in our results of operations or the economy generally.

The interest rate of our credit facilities, term loan facilities and derivatives contracts are priced using LIBOR and are subject to risks associated with the transition from LIBOR to an alternative reference rate.

London Inter-bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in credit facilities, term loan facilities and derivative contracts. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and while the transition period for many LIBOR tenors has been extended to June 2023, the United States Federal Reserve has advised banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Further, the consequences of these developments, or any alternative reference rate that is adopted, cannot be entirely predicted but could include an increase in the cost of our variable rate borrowings, of which we had $287.9 million of borrowings outstanding as of December 31, 2020 and $450 million notional value derivative instruments that are indexed to LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as this may require negotiation with the respective counterparty.

We may be subject to additional risks in connection with our acquisitions of long-term care facilities.

We may be subject to additional risks in connection with our acquisitions of long-term care facilities, including but not limited to the following:

●	our limited prior business experience with certain of the operators of the facilities we have recently acquired or may acquire in the future;

●	the facilities may underperform due to various factors, including unfavorable terms and conditions of the lease agreements that we assume, disruptions caused by the management of the operators of the facilities or changes in economic conditions impacting the facilities and/or the operators;
●	large acquisitions or investments could place significant additional demands on, and require us to expand, our management, resources and personnel, as well as to adapt our administrative, accounting and operational systems to integrate and manage the long-term care facilities we have acquired or may acquire in a timely manner;
●	diversion of our management’s attention away from other business concerns;
●	exposure to any undisclosed or unknown potential liabilities relating to the facilities; and
●	potential underinsured losses on the facilities.

We cannot assure you that we will be able to manage our recently acquired facilities, or the future growth in our business, without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Our growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.

Our assets, including our real estate and loans, are subject to impairment charges, and our valuation and reserve estimates are based on assumptions and may be subject to adjustment.

Our asset portfolio primarily consists of real estate and mortgage loans, which are subject to write-downs in value. From time to time, we close facilities and actively market such facilities for sale. To the extent we are unable to sell these properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.  In addition, we periodically, but not less than annually, evaluate our real estate investments and other assets for impairment indicators, and we establish general and specific reserves for our issued loans at least quarterly. The quarterly evaluation of our investments for impairment may result in significant fluctuations in our provision for credit losses or real estate impairments from quarter to quarter, impacting our results of operations. Judgments regarding the existence of impairment indicators or loan reserves are based on a number of factors, including market conditions, operator performance and legal structure, and these factors may involve estimates. If we determine that a significant impairment has occurred, we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations. Our estimates of loan reserves, and other accounting estimates, are inherently uncertain and may be subject to future adjustment, leading potentially to an increase in reserves.

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

Further, we have the ability to incur substantial additional debt, including secured debt, which could intensify the risks above. In addition, if we are unable to refinance any of our floating rate debt, we would continue to be subject to interest rate risk. The short-term nature of some of our debt also subjects us to the risk that market conditions may be unfavorable or may prevent us from refinancing our debt at or prior to their existing maturities. In addition, our cash flow from operations may not be sufficient to repay all of our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, if at all, to refinance our debt.

Covenants in our debt documents limit our operational flexibility, and a covenant breach could materially adversely affect our operations.

The terms of our credit agreements and note indentures require us to comply with a number of customary financial and other covenants that may limit our management’s discretion by restricting our ability to, among other things, incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments, engage in mergers and consolidations, create liens, sell assets or engage in new lines of business. In addition, our credit facilities require us to maintain compliance with specified financial covenants, including those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth and minimum unsecured interest coverage. Any additional financing we may obtain could contain similar or more restrictive covenants. Our continued ability to incur indebtedness, conduct our operations, and take advantage of business opportunities as they arise is subject to compliance with these financial and other covenants. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. Any such breach could materially adversely affect our business, results of operations and financial condition.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property or a secured lender may be liable in certain circumstances for the costs of investigation, removal or remediation of certain hazardous or toxic substances at such property, as well as certain other potential related costs, including government fines and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. As a result, liability may be imposed on the owner in connection with the activities of an operator of the property, and the owner’s liability could exceed the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect an operators’ ability to attract additional residents and our ability to sell or rent such property or to borrow using such property as collateral which, in turn, could negatively impact our revenues.

Although our leases and mortgage loans generally require the lessee and the mortgagor to indemnify us for certain environmental liabilities, they may be unable to fulfill their indemnification obligations to us, and the scope of such obligations may be limited. For instance, most of our leases do not require the lessee to indemnify us for environmental liabilities arising before the lessee took possession of the premises.

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

Our charter and bylaws contain various procedural and other requirements which could make it difficult for stockholders to effect certain corporate actions. Our Board of Directors (“Board”) has the authority to issue additional shares of preferred stock and to fix the preferences, rights and limitations of the preferred stock without stockholder approval. In addition, our charter contains limitations on the ownership of our capital stock intended to ensure we continue to meet the requirements for qualification as a REIT. For example, our charter, among other restrictions, prohibits the beneficial or constructive ownership (as defined for federal income tax purposes) by any person of more than 9.8% in value or in number of shares of the outstanding shares of any class or series of our capital stock, unless our Board grants an exemption or modifies the ownership limit for such person and certain conditions are satisfied. These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities and/or result in the delay, deferral or prevention of a change in control or other transactions that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock.

Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our U.S. investments, including currency fluctuations.

We have investments in the U.K., and may from time to time may seek to acquire other properties in the U.K. or otherwise outside the U.S. Although we currently have investments in the U.K., we have limited experience investing in healthcare properties or other real estate-related assets located outside the U.S. International development, investment, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the income tests that we must satisfy annually in order to qualify and maintain our status as a REIT; fluctuations in the exchange rates between USD and the British Pound Sterling (“GBP”), or other foreign currencies in which we may transact in the future, which we may be unable to protect against through hedging; changes in foreign political, regulatory, and economic conditions; challenges in managing international operations; challenges of complying with a variety of foreign laws and regulations, including those relating to real estate, healthcare operations, taxes, employment and legal proceedings; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

On January 31, 2020, the U.K. withdrew from the European Union (“E.U.”), commonly referred to as “Brexit.”  A transition period (the “Transition Period”) applied until December 31, 2020, under which the U.K. effectively continued to be treated as an E.U. Member state. On December 24, 2020 the U.K. and E.U. entered into a Trade & Cooperation Agreement, effective as of January 1, 2021 (the “TCA”) to govern their future relationship. Under the TCA, the U.K. will no longer be a part of the single market and customs union of the E.U., and will be treated as a non-E.U. country from a regulatory perspective. Changes in economic conditions in the U.K. relating to Brexit may subject the operators of our facilities in the U.K. to increased risk, including potential disruptions in supply, increases in costs, or difficulty staffing. In addition, the uncertainty related to Brexit has caused foreign exchange rate fluctuations in the past, including the strengthening of the USD relative to the Euro and GBP immediately following the announcement of Brexit, and may continue to do so in the future. Furthermore, Brexit could lead to legal uncertainty or the imposition of additional legal or regulatory requirements on the Company, which could have adverse consequences on our business, financial condition and results of operations. The implementation of, or further developments with respect to, Brexit could further impact foreign exchange rates, which could materially adversely affect our business, financial condition and results of operations.

Economic and other conditions that negatively affect states in which a greater percentage of our investments are located could adversely affect our financial results.

At December 31, 2020, the three states in which we had our highest concentration of investments were Florida (14%), Texas (9%) and Michigan (7%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including unfavorable Medicaid reimbursements rates for SNFs, downturns in the local economies, local real estate conditions, increased competition or decreased demand for our facilities, regional climate events, and unfavorable legislative or regulatory developments, which could adversely affect our business and results of operations.

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

Our investments in joint ventures could be adversely affected by shared decision-making authority, our joint venture partners’ financial condition, and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2020, we have ownership interest in one consolidated joint venture and several unconsolidated joint ventures. These joint ventures involve additional risks, including the following:

●	We may be unable to take actions that are opposed by our joint venture partners under arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property, our ability to sell or transfer our interest in a joint venture or the making of additional capital contributions for the benefit of the property;
●	For joint ventures in which we have a noncontrolling interest, our joint venture partners may take actions that we oppose;
●	Our joint venture partners may become bankrupt or fail to fund their share of required capital contributions, which could delay construction or development of a property or increase our financial commitment to the joint venture;
●	Our joint venture partners may have business interests or goals with respect to a property that conflict with our business interests and goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

●	Disagreements with our joint venture partners could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and
●	We may suffer losses resulting from actions taken by our joint venture partners with respect to our joint venture investments.

Risks Related to Taxation

Qualifying as a REIT involves highly technical and complex provisions of the Code; failure to qualify as a REIT would subject us to increased taxes and impair our ability to expand our business and make distributions; and complying with REIT requirements may affect our profitability.

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Code. See Item 1. Business – Taxation of Omega. Qualification as a REIT involves the application of technical and intricate Code provisions for which there are only limited judicial and administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. We cannot assure that we will at all times satisfy these rules and tests. Even a technical or inadvertent violation could jeopardize our REIT qualification.

If we were to fail to qualify as a REIT in any taxable year, as a result of a determination that we failed to meet the annual distribution requirement or otherwise, we would be subject to federal corporate income tax, and any applicable alternative minimum tax with respect to each such taxable year for which the statute of limitations remains open, as well certain excise taxes on nonqualified REIT income, or disqualification from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability for the years involved, which could significantly impact our financial condition.  We generally must distribute annually at least 90% of our taxable income to our stockholders to maintain our REIT status. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to you.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. Thus, we may be required to liquidate otherwise attractive investments from our portfolio or be unable to pursue investments that would be otherwise advantageous to us, to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution (e.g., if we have assets which generate mismatches between taxable income and available cash). Having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. As a result, satisfying the REIT requirements could have an adverse effect on our business results and profitability.

There is a risk of changes in the tax law applicable to REITs.

The Internal Revenue Service, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us, our properties, or our shareholders.

Risks Related to Our Stock and Capital Structure

Our issuance of additional capital stock, warrants or debt securities, whether or not convertible, may reduce the market price for our outstanding securities, including our common stock, and dilute the ownership interests of existing stockholders, and we may issue securities with greater dividend, liquidation and other rights than our common stock.

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

Any debt securities, preferred shares, warrants or other rights to acquire shares or convertible or exchangeable securities that we issue in the future may have some rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us.

General Risk Factors

Our success depends in part on our ability to retain key personnel and our ability to attract or retain other qualified personnel.

Our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees, the loss of whom could have an adverse impact on our operations. Although we have entered into employment agreements with the members of our executive management team, these agreements may not assure their continued service. In addition, our failure to successfully attract, hire, retain and train the people we need may impede our ability to implement our business strategy.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. In addition, we may from time to time offer technology services to tenants, which may involve storage of customer or resident data. We purchase some of our information technology from vendors, on whom our systems depend. We generally rely on third party systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems, and the privacy of the data we store, or failure to comply with related regulations, could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations. The regulatory environment related to cyber and information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business or to which we may become subject, including European Union data protection legislation, such as they General Data Protection Regulation, or the GDPR, and the U.K.’s Data Protection Act, which impose significant data protection requirements and penalties for noncompliance. Compliance with any of these requirements may result in additional costs and could impact how we conduct in business in new jurisdictions.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and stock price.

We are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes, and internal control over financial reporting may not prevent or detect misstatements due to inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls or to implement required new or improved controls, our business, results of operations and financial condition could be materially adversely harmed, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price. In addition, we may be adversely impacted by new accounting pronouncements which change our lease recognition or other accounting practices or otherwise alter how we report our financial results, or which require that we change our internal control and operating procedures, which we may be unable to do in a timely manner.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

At December 31, 2020, our real estate investments include SNFs and ALFs and to a lesser extent ILFs, specialty facilities and MOBs, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) mortgages on facilities that are operated by the mortgagors or their affiliates. The properties are located in 40 states and the United Kingdom and are operated by 69 operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties). In some cases, our tenants and mortgagors contract with a healthcare operator to operate the facilities. The following table summarizes our property investments as of December 31, 2020:

	Number of		Gross Real Estate
	Operating	Number of	Investment
Investment Structure/Operator	Beds	Facilities	(in thousands)
Operating Lease Facilities(1)
Consulate Health Care(2)	8,975	80	$939,082
Maplewood Real Estate Holdings, LLC	1,306	16	833,633
Saber Health Group	5,561	49	563,229
Agemo Holdings LLC	5,982	55	519,749
CommuniCare Health Services, Inc.	3,945	32	417,701
Genesis HealthCare	5,241	46	351,196
Nexion Health Inc.	4,464	47	326,388
Ciena Healthcare	2,332	23	321,231
Healthcare Homes	1,985	39	310,607
Health and Hospital Corporation	4,606	44	304,698
Remaining Operators	43,295	451	3,814,640
	87,692	882	8,702,154

Assets Held for Sale	1,834	22	81,452

Investment in Direct Financing Leases	83	1	11,458

Mortgages(3)
Ciena Healthcare	4,653	46	670,015
Guardian LTC Management Inc.	808	9	112,500
Remaining Operators	712	7	136,043
	6,173	62	918,558

Total	95,782	967	$9,713,622

(1) Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.

(2)	Certain of the real estate indicated are security for HUD loan borrowings.

(3) In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our real estate investments by state and the U.K. as of December 31, 2020:

				% of
			Gross Real Estate	Gross Real
	Number of	Number of	Investment	Estate
Location	Operating Beds	Facilities	(in thousands)	Investment
Florida	15,536	128	$1,400,648	14.4%
Texas	11,331	117	859,136	8.8%
Michigan	5,005	49	663,640	6.8%
Indiana	7,294	70	639,590	6.6%
Pennsylvania	5,073	55	584,601	6.0%
Ohio	5,071	53	576,867	5.9%
California	4,848	57	567,784	5.8%
United Kingdom	2,977	57	442,248	4.6%
Virginia	3,845	29	409,175	4.2%
North Carolina	4,189	41	349,316	3.6%
Remaining States	30,613	311	3,220,617	33.3%
	95,782	967	$9,713,622	100.0%

Item 3 – Legal Proceedings

See Note 18 — Commitments and Contingencies in the Financial Statements - Part IV, Item 15, which is hereby incorporated by reference in response to this item.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Omega common stock are traded on the New York Stock Exchange under the symbol “OHI.” As of February 12, 2021, there were 2,684 registered holders and 231,776,284 of Omega common shares outstanding.

Issuer Purchases of Equity Securities

On March 20, 2020, the Company authorized the repurchase of up to $200 million of our outstanding common stock from time to time over the twelve months ending March 20, 2021. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations.  The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any of its outstanding common stock under this announced program during 2020.

During the fourth quarter of 2020, we purchased 17,436 outstanding shares of our common stock in connection with tax withholdings upon vesting of equity awards.

(d)
			(c)	Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
	(a)		Part of Publicly	Shares that may
	Total Number	(b)	Announced	be Purchased
	of Shares	Average Price	Plans or	Under these Plans
Period	Purchased (1)	Paid per Share	Programs	or Programs
October 1, 2020 to October 31, 2020	17,436	$29.94	—	—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020	—	—	—	—
Total	17,436	$29.94	—	—
(1)	Represents shares purchased from employees to pay the withholding taxes related to the vesting of equity awards. The shares were not part of a publicly announced repurchase plan or program.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2020, Omega did not issue any shares of Omega common stock in exchange for Omega OP Units.

Item 6 – Selected Financial Data

We have elected early compliance with the SEC’s recent amendments to Form 10-K eliminating the requirement to present selected financial data. The consolidated financial statements and the report of Ernst & Young LLP’s, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information with respect to our 2018 activity, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020 (the “2019 Form 10-K”), which is available free of charge on the SEC’s website at www.sec.gov and the Company’s website at www.omegahealthcare.com.

Forward-Looking Statements and Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the impact of the novel coronavirus (“COVID-19”) on our business and the business of our operators, including without limitation, the extent and duration of the COVID-19 pandemic, increased costs and decreased occupancy levels experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection therewith, the ability of operators to comply with new infection control and vaccine protocols, and the extent to which continued government support may be available to operators to offset such costs and the conditions related thereto;

(4)	the ability of any of Omega’s operators in bankruptcy to reject unexpired lease obligations, modify the terms of Omega’s mortgages and impede the ability of Omega to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(5)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(6)	the availability and cost of capital to us;
(7)	changes in our credit ratings and the ratings of our debt securities;
(8)	competition in the financing of healthcare facilities;
(9)	competition in long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(10)	additional regulatory and other changes in the healthcare sector;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	the potential impact of changes in the skilled nursing facility (“SNF”) and assisted living facility (“ALF”) markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(17)	our ability to maintain our status as a REIT; and
(18)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Overview and Outlook

The Company has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases to our healthcare operators are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income is derived from fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Our portfolio of investments at December 31, 2020, included 967 healthcare facilities, located in 40 states and the U.K. that are operated by 69 third-party operators. Our real estate investment in these facilities totaled approximately $9.7 billion at December 31, 2020, with approximately 97% of our real estate investments related to long-term healthcare facilities. The portfolio is made up of (i) 738 SNFs, (ii) 115 ALFs, (iii) 28 specialty facilities, (iv) two medical office buildings, (v) fixed rate mortgages on 56 SNFs, three ALFs and three specialty facilities and (vi) 22 facilities that are held for sale. At December 31, 2020, we held other investments of approximately $467.4 million, consisting primarily of secured loans to third-party operators of our facilities and $200.6 million of investment in five unconsolidated joint ventures.

Omega’s consolidated financial statements include the accounts of (i) Parent, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega and (iv) other entities in which Omega or Omega OP has a majority voting interest and control.  All intercompany accounts and transactions have been eliminated in consolidation, and Omega’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

As healthcare delivery continues to evolve, we continuously evaluate potential investments, our assets, operators and markets to position our portfolio for long-term success. Our strategy includes applying data analytics to our investment underwriting and asset management, as well as selling or transitioning assets that do not meet our portfolio criteria.

COVID-19 Pandemic Update

For the year ended December 31, 2020, we have collected substantially all of the contractual rents owed to us from our operators. However, the COVID-19 pandemic continues to have a significant impact on our operators. As of February 9, 2021, our operators have reported cases of COVID-19 within 535, or 56.4%, of our 949 operating facilities as of December 31, 2020, which includes cases involving employees and residents. We caution that we have not independently validated such facility virus incidence information, it may be reported on an inconsistent basis by our operators, and we can provide no assurance regarding its accuracy or that there have not been any changes since the time the information was obtained from our operators; we also undertake no duty to update this information. It remains uncertain when and to what extent vaccination programs for COVID-19, which have been implemented in many of our facilities, will mitigate the effects of COVID-19 in our facilities; the impact of these programs will depend in part on the speed, distribution, and delivery of the vaccine in our facilities, as well as participation levels in vaccination programs among the residents and employees of our operators. Our operators have reported considerable variation in participation levels among both employees and residents, which may change over time as additional vaccination clinics are held.

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, personal protective equipment (“PPE”), quality of care, visitation protocols, staffing levels, and reporting, among other regulations, throughout the pandemic. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, many of our operators have reported experiencing declines, in some cases that are material, in occupancy levels as a result of the pandemic. We believe these declines may be in part due to COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While substantial government support, primarily through the federal CARES Act in the U.S. and distribution of PPE, vaccines and testing equipment by the federal government, has been allocated to SNFs and to a lesser extent to ALFs, further government support will likely be needed to continue to offset these impacts and it is unclear whether and to what extent such government support has been and will continue to be sufficient and timely to offset these impacts.  Further, to the extent these impacts continue or accelerate and are not offset by additional government relief that is sufficient and timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. Citing in part the impact of the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support, during the third and fourth quarters of 2020, four of our operators indicated in their financial statements substantial doubt regarding their ability to continue as going concerns.

There are a number of uncertainties we face as we consider the potential impact of COVID-19 on our business, including how long census disruption and elevated COVID-19 costs will last, the impact of vaccination programs and participation levels in those programs in reducing the spread of COVID-19 in our facilities, and the extent to which funding support from the federal government and the states will continue to offset these incremental costs as well as lost revenues. Notwithstanding vaccination programs, we expect that heightened clinical protocols for infection control within facilities will continue for some period; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring.

While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we expect the uncertainties to our business described above to persist at least for the near term until we can gain more visibility into the costs our operators will experience and for how long, and the level of additional governmental support that will be available to them, the potential support our operators may request from us and the future demand for needs-based skilled nursing care and senior living facilities. We continue to monitor the impact of occupancy declines at many of our operators, and it remains uncertain whether and when demand and occupancy levels will return to pre-COVID-19 levels.

We continue to monitor the impacts of other regulatory changes, as discussed in Item 1. Business – Government Regulation and Reimbursement, including any significant limits on the scope of services reimbursed and on reimbursement rates and fees, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

2020 and Recent Highlights

Acquisition and Other Investments

On January 20, 2021, we acquired 24 senior living facilities from Healthpeak Properties, Inc. for $510 million. The acquisition involved the assumption of an in-place master lease with Brookdale Senior Living. The master lease provides for 2021 contractual rent of approximately $43.5 million, and includes 24 facilities representing 2,552 operating units located in located in Arizona (1), California (1), Florida (1), Illinois (1), New Jersey (1), Oregon (6), Pennsylvania (1), Tennessee (1), Texas (6), Virginia (1), and Washington (4).

In February 2021, we sold 16 facilities for approximately $149.6 million in cash proceeds and recorded a gain on sale of approximately $94.4 million.  These 16 facilities were held for sale as of December 31, 2020 with a carrying value of approximately $49.3 million.

See “Portfolio and Other Developments” below for a description of 2020 acquisitions and other developments.

Financing Highlights

$700 Million 3.375% Senior Notes due 2031

On October 9, 2020, we issued $700 million aggregate principal amount of our 3.375% Senior Notes due 2031 (the “2031 Senior Notes”). The 2031 Senior Notes mature on February 1, 2031. The 2031 Senior Notes were sold at an issue price of 98.249% of their face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $680.5 million. We used the net proceeds from the 2031 Senior Notes offering to repay the outstanding balance on our U.S. term loan, our 2015 term loan and pay down the Omega OP term loan and revolving line of credit.

As a result of the repayment of the 2015 term loan and the partial paydown of the Omega OP term loan, on October 14, 2020, we settled certain interest rate swaps (interest rate swaps originated in 2015 and/or assumed in 2019) with an aggregate notional value of $275 million related to the 2015 term loan and the Omega OP term loan and paid our swap counterparties approximately $11 million.

Portfolio and Other Developments

2020 Acquisitions and Other

The following table summarizes the significant asset acquisitions that occurred in 2020:

	Number of			Total	Initial
	Facilities		Country/	Investment	Annual
Period	SNF	ALF	State	(in millions)	Cash Yield(1)
Q1	—	2	U.K.	$12.1	8.00%
Q1	1	—	IN	7.0	9.50%
Q2	1	—	OH	6.9	9.50%
Q4	6	1	VA	78.4	9.50%
Total	8	3		$104.4
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.

In 2020, the Company also invested $43 million in two SNF mortgages and $111 million in capital expenditure and construction projects.

2019 Acquisitions and Other

The following table summarizes the significant transactions that occurred in 2019:

	Number of					Total		Initial
	Facilities				Country/	Investment		Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)		Cash Yield(1)
Q1	1	—	—	—	OH	$11.9	(3)	12.00%
Q2	20	1	11	1	CA, CT, IN, NV, SC, TN, TX	440.7	(2)	9.82%
Q2	7	1	3	—	PA, VA	131.8	(3)	9.35%
Q3	3	—	—	—	NC, VA	24.9		9.50%
Q4	58	2	—	—	FL, ID, KY, LA, MS, MO, MT, NC	735.2		8.71%
Total	89	4	14	1		$1,344.5
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	The acquisition was accounted for as a business combination. The other acquisitions were accounted for as asset acquisitions.
(3)	Acquired via a deed-in-lieu of foreclosure.

Encore Portfolio Acquisition

On October 31, 2019, we completed the approximate $757 million portfolio acquisition of 60 facilities (the “Encore Portfolio”).  Consideration consisted of approximately $369 million of cash and the assumption of approximately $389 million in mortgage loans guaranteed by the HUD.

MedEquities Merger

On May 17, 2019, we completed our merger (the “MedEquities Merger”) with MedEquities Realty Trust, Inc. (“MedEquities”) and its subsidiary operating partnership and the general partner of its subsidiary operating partnership. In connection with the MedEquities Merger, we issued approximately 7.5 million shares of Omega common stock and paid approximately $63.7 million of cash consideration to former MedEquities stockholders. We borrowed approximately $350 million under our existing senior unsecured revolving credit facility to fund the cash consideration and the repayment of MedEquities’ previously outstanding debt. As a result of the MedEquities Merger, we acquired 33 facilities subject to operating leases, four mortgages, three other investments and an investment in an unconsolidated joint venture. We also acquired other assets and assumed debt and other liabilities. Based on the closing price of our common stock on May 16, 2019, the fair value of the consideration exchanged approximated $346 million.

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

Asset Sales, Impairments, Contractual Receivables and Other Receivables and Lease Inducements

Asset Sales

During the fourth quarter of 2020, we sold 16 facilities (12 were previously held for sale at September 30, 2020) for approximately $63.7 million in net cash proceeds recognizing a gain on sale of approximately $5.2 million.

In 2020, we sold 43 facilities (six were previously held for sale at December 31, 2019) for approximately $180.9 million in net cash proceeds recognizing a net gain of approximately $19.1 million.

In 2019, we sold 34 facilities (one was previously held for sale at December 31, 2018) for approximately $219.3 million in net cash proceeds recognizing a net gain of approximately $55.7 million.

As of December 31, 2020, 22 facilities, totaling approximately $81.5 million are classified as assets held for sale. We expect to sell these facilities over the next twelve months.

Impairments

During the fourth quarter of 2020, we recorded impairments on real estate properties of approximately $30.2 million on seven facilities (none of which were subsequently reclassified to held for sale).

For the year ended December 31, 2020, we recorded impairments on real estate properties of approximately $76.0 million on 25 facilities. After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties was approximately $12.3 million as of December 31, 2020, with approximately $0.2 million related to properties classified as assets held for sale. Our impairments were offset by approximately $3.5 million of insurance proceeds received related to a facility that was previously destroyed and impaired.

For the year ended December 31, 2019, we recorded net impairments on real estate properties of approximately $45.3 million on 23 facilities. After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties was approximately $23.4 million as of December 31, 2019, with approximately $4.6 million related to properties classified as assets held for sale. Our impairments were offset by approximately $3.7 million of insurance proceeds received related to two facilities that were previously destroyed and impaired.

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

Contractual Receivables and Other Receivables and Lease Inducements

	December 31,	December 31,
	2020	2019

	(in thousands)

Contractual receivables – net	$10,408	$27,122

Effective yield interest receivables	$12,195	$12,914
Straight-line rent receivables	139,046	275,549
Lease inducements	83,425	92,628
Other receivables and lease inducements	$234,666	$381,091

In 2020, we wrote-off approximately $143.0 million of contractual receivables, straight-line rent receivables, and lease inducements to rental income as a result of placing four operators on a cash basis resulting from a change in our evaluation of the collectibility of future rent payments due under the respective lease agreements as further discussed in Note 2 – Summary of Significant Accounting Policies. In part, our conclusions were based on information the Company received from these four operators during the third and fourth quarters of 2020 regarding substantial doubt as to their ability to continue as a going concern. Of the $143.0 million, $64.9 million related to Genesis Healthcare, Inc. (“Genesis”), $75.3 million related to Agemo Holdings, LLC (“Agemo”) and $2.8 million related to two other operators which lease five facilities from the Company. During 2020, we also wrote-off approximately $3.6 million of straight-line rent receivables to rental income as a result of transitioning facilities to other existing operators. In addition, during 2020, we received a one-time rent payment of approximately $55.4 million from Maplewood Real Estate Holdings, LLC (“Maplewood”), in conjunction with the restructuring of its master lease and loans with Omega.  This payment was accounted for as an adjustment to straight-line rent receivables and is being amortized over the remaining term of the master lease. During 2020, we also provided approximately $34.1 million of funding to four operators, which was accounted for as lease inducements. Of the $34.1 million, $23.9 million was funded to Maplewood for development and start-up related costs.

For the years ended December 31, 2020 and 2019, we recorded rental (loss) income of approximately $(22.4) million and $60.6 million, respectively, and other investment income of $4.9 million and $4.5 million, respectively, from Agemo.

For the years ended December 31, 2020 and 2019, we recorded rental income of approximately $2.3 million and $64.0 million, respectively, and other investment income of $10.6 million and $9.7 million, respectively, from Genesis.

Other investments

Agemo

On September 30, 2016, we acquired and amended a term loan with a fair value of approximately $37.0 million with Agemo. A $5.0 million tranche of the term loan that bore interest at 13% per annum was repaid in August 2017. The remaining $32.0 million tranche of the term loan bears interest at 9% per annum and currently matures on December 31, 2024. The $32.0 million term loan is secured by a security interest in certain collateral of Agemo. During the third quarter of 2020, we concluded that the $32.0 million term loan was impaired, based in part on our consideration of information we received in the quarter from the operator regarding substantial doubt as to its ability to continue as a going concern. We recorded a provision for credit loss of $22.7 million to reduce the carrying value of this loan to the fair value of the underlying collateral, which was limited to our $9.3 million letter of credit and placed the loan on a cash basis. We also fully reserved approximately $3.8 million of contractual interest receivable related to the $32.0 million term loan (see Note 2 – Summary of Significant Accounting Policies). As of December 31, 2020, the carrying amount of the loan, net of allowances is approximately $9.3 million.

On May 7, 2018, we provided Agemo a $25.0 million secured working capital loan bearing interest at 7% per annum that matures on April 30, 2025. The working capital loan is primarily secured by a collateral package that includes a second lien on the accounts receivable of the borrowers. The proceeds of the working capital loan were used to pay operating expenses, settlement payments, fees, taxes and other costs approved by Omega. As of December 31, 2020, approximately $25.0 million is outstanding on this working capital loan. During 2020, no incremental provision for credit loss was recorded for this loan given the underlying collateral value.

On November 5, 2019, we provided Agemo a $1.7 million term loan (which was added to the $32.0 million term loan) bearing interest at a fixed rate of 9% per annum with a scheduled maturity in January 2021. This loan was repaid in 2020.

On February 28, 2020, we provided an affiliate of Agemo a $3.5 million term loan bearing interest at a fixed rate of 10% per annum (with the interest paid-in-kind) with a scheduled maturity in February 2021. This loan was repaid in 2020.

At December 31, 2020, the total carrying value of our loans outstanding with Agemo and its affiliates, net of allowances for credit losses, is approximately $34.3 million.

Genesis

On March 6, 2018, we amended certain terms of our $48.0 million secured term loan with Genesis. The $48.0 million term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum is paid-in-kind and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended to January 1, 2022. This term loan (and the $16.0 million term loan discussed below) are secured by a first priority lien on and security interest in certain collateral of Genesis. As of December 31, 2020, approximately $65.2 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind, and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended to January 1, 2022. As of December 31, 2020, approximately $18.4 million is outstanding on this term loan.

As of December 31, 2020, our total other investments outstanding with Genesis was approximately $83.6 million. We evaluated our loans with Genesis for impairment during 2020, with no incremental provision for credit loss recognized given the underlying collateral value.

Orianna

On January 11, 2019, pursuant to a bankruptcy court order, affiliates of Orianna Health Systems (“Orianna”) purchased the remaining 15 SNFs (during 2018 we recorded $27.2 million of additional impairment to reduce the remaining investment in direct financing lease covering 15 facilities located in the Southeast region of the U.S. to their estimated fair values) subject to the direct financing lease with Orianna for $176 million of consideration, comprised of $146 million in cash received by Orianna and a $30.0 million seller note held by the Company. The $30.0 million note bears interest at 6% per annum and matures on January 11, 2026.  Interest on the unpaid principal balance is due quarterly in arrears. Commencing on January 11, 2022, quarterly principal payments are due based on a 15-year amortization schedule on the then outstanding principal balance of the loan. On the same date, Orianna repaid $25.0 million of our then outstanding debtor in possession financing, including all related interest.

On January 16, 2019, the bankruptcy court confirmed Orianna’s plan of reorganization, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio. In January 2019, we reclassified our net investment in direct financing lease of $115.8 million from the Trust to other assets on our Consolidated Balance Sheets. For the period from January 16, 2019 through December 31, 2019, we received approximately $94 million from the Trust as a partial liquidation.

In March 2019, we received updated information from the Trust indicating diminished collectibility of the accounts receivable owed to us. As a result, we recorded an additional $7.7 million allowance. As of December 31, 2019, our remaining receivable from the Trust was approximately $14.1 million which was recorded in other assets on our Consolidated Balance Sheets. During 2020, we received approximately $17.2 million from the Trust of which approximately $3.1 million is recorded in (recovery) impairment of direct financing leases on our Consolidated Statements of Operations.

Daybreak

During the third quarter of 2017, we placed Daybreak on a cash basis for revenue recognition as a result of nonpayment of funds owed to us. During the fourth quarter of 2017, we executed a Settlement and Forbearance Agreement with Daybreak which permitted Daybreak to defer payments up to 23% of their contractual rent until January 2018, subject to certain conditions.  During the fourth quarter of 2018, Daybreak was no longer in compliance with the 2017 Settlement and Forbearance Agreement.

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

During 2020, as part of our plan to transition and sell our Daybreak facilities, we transitioned 31 Daybreak facilities to existing operators. The total annual contractual rent from the 31 transitioned facilities is approximately $12.4 million. In 2021, we expect to transition 14 additional facilities to existing operators with annual contractual rent of approximately $4.0 million. We currently plan to sell the remaining four Daybreak facilities (with a net book value as of December 31, 2020 of approximately $1.6 million) in 2021. The transition or sale of these facilities will complete our exit from our relationship with Daybreak.

During 2020 and 2019, we recorded impairments of approximately $41.2 million and $28.3 million on 16 facilities and 11 facilities with Daybreak, respectively.  During 2020 and 2019, we sold seven Daybreak facilities and a parcel of land and two Daybreak facilities, respectively for gains on sale of $1.3 million and $0.5 million, respectively. Daybreak did not pay any rent to us in 2020.

Upon conclusion of the restructuring of the Daybreak portfolio, we expect to receive rent or rent equivalents of between $15 million to $17 million annually related to that portfolio.

Results of Operations

The following is our discussion of the consolidated results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019.  For a discussion of our results of operation for the year ended December 31, 2019 as compared to the year ended December 31, 2018, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K.

Revenues

Our revenues for the year ended December 31, 2020 totaled $892.4 million, a decrease of $36.4 million over the same period in 2019.  Following is a description of certain of the changes in revenues for the year ended December 31, 2020 compared to 2019:

●	Rental income was $753.4 million, a decrease of $50.6 million over the same period in 2019. The decrease was primarily the result of (i) $144.7 million related to placing four operators on a cash basis of revenue recognition due to information we received from them regarding substantial doubt as to their ability to continue as a going concern and reserving for our contractual receivables, straight-line rent receivables and lease inducements related to these operators, (ii) $4.7 million related to certain other operators on cash basis, (iii) $13.1 million from facility transitions and sales in 2019 and 2020, offset by (i) $12.3 million from facilities placed in service during 2019 and 2020, (ii) $83.9 million related to facility acquisitions and (iii) $8.3 million related to the acceleration of in-place leases resulting from facility transitions, lease terminations and acquired leases.

●	Mortgage interest income totaled $89.4 million, an increase of $12.9 million over the same period in 2019. The increase was primarily due to the new mortgages and additional funding to existing operators made throughout 2019 and 2020 and mortgages acquired in the MedEquities Merger.

Expenses

Our expenses for the year ended December 31, 2020, totaled $735.0 million, an increase of approximately $93.5 million over the same period in 2019.  Following is a description of certain of the changes in our expenses for the year ended December 31, 2020 compared to 2019:

●	Our depreciation and amortization expense was $329.9 million for the year ended December 31, 2020, compared to $301.7 million for the same period in 2019. The increase was primarily resulting from the MedEquities Merger and Encore Portfolio acquisition, other facility acquisitions, capital additions and assets placed in-service offset by a reduction in depreciation expense related to facility sales and facilities reclassified to assets held for sale.
●	Our general and administrative expense was $59.9 million, compared to $57.9 million for the same period in 2019. The increase primarily related to the increase in stock based compensation expense offset by a reduction in professional service and other costs.
●	Our real estate taxes decreased $2.6 million compared to the same period in 2019. The decrease primarily resulted from lease amendments, facility sales and transitions.
●	Our $3.1 million decrease in acquisition, merger and transition related costs primarily resulted from the MedEquities Merger.
●Our impairment on real estate properties was $72.5 million, compared to $45.3 million for the same period in 2019. The 2020 impairments primarily related to 25 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value. The 2019 impairments primarily related to 23 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value. The 2020 and 2019 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.

●Our (recovery) impairment on direct financing leases was approximately $(3.1) million, compared to $7.9 million for the same period in 2019. Our (recovery) impairment on direct financing leases primarily relates to the Orianna bankruptcy and proceeds received from the Trust.

●Our $38.0 million increase in provision for credit losses was the result of adopting Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020 and includes reserves related to our other investments with Agemo.
●	Our interest expense was $223.4 million, compared to $208.7 million for the same period in 2019. The increase primarily related to (i) interest on the $700 million senior notes issued in October 2020, (ii) interest on the $500 million senior notes issued in September 2019 and (iii) interest on the HUD debt that we assumed in the Encore Portfolio acquisition, partially offset by paydowns of certain term loans and the credit facility.

Other Income (Expenses)

For the year ended December 31, 2020, total other income was $4.9 million, a decrease of approximately $51.6 million over the same period in 2019. The decrease was primarily due to (i) a $13.3 million loss on debt extinguishment primarily resulting from the termination of certain interest rate swaps, the write-off of unamortized deferred costs related to the repayment of certain term loans and the prepayment of two mortgage loans guaranteed by HUD and (ii) a $36.6 million decrease in gain on assets sold – net resulting from the sale of 43 facilities and 34 facilities during 2020 and 2019, respectively, as we continue to exit certain facilities, operator relationships and/or states to improve the strength of our overall portfolio.

2020 Taxes

As a REIT, we generally are not subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2020, we made common dividend payments of $612.3 million to satisfy REIT requirements relating to qualifying income. We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes. As of December 31, 2020, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $5.7 million. The loss carry-forward is fully reserved as of December 31, 2020 with a valuation allowance due to uncertainties regarding realization.

Under current law, our NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our NOL carry-forwards generated in our taxable years ended December 31, 2020, December 31, 2019 and December 31, 2018 may be carried forward indefinitely. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified the NOL carryback rules to limit recovery of taxes paid in prior tax periods. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs. We also do not expect that Omega or any Omega entity, including our TRSs, will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act.

For the year ended December 31, 2020, we recorded approximately $1.3 million of federal, state and local income tax provision and approximately $3.6 million of tax provision for foreign income taxes.  These amounts do not include any income or franchise taxes payable to certain states and municipalities.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”), a non-GAAP financial measure as further described below, for the year ended December 31, 2020 was $555.9 million compared to $640.0 million for the same period in 2019.

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

The following table presents our Nareit FFO results for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	(in thousands)
Net income	$163,545	$351,947
Deduct gain from real estate dispositions	(19,113)	(55,696)
Deduct gain from real estate dispositions - unconsolidated joint ventures	(5,894)	(9,345)
	138,538	286,906
Elimination of non-cash items included in net income:
Depreciation and amortization	329,924	301,683
Depreciation – unconsolidated joint ventures	14,000	6,513
Add back impairments on real estate properties	72,494	45,264
Add back (deduct) unrealized loss (gain) on warrants	988	(410)
Nareit FFO	$555,944	$639,956

Liquidity and Capital Resources

At December 31, 2020, we had total assets of $9.5 billion, total equity of $4.0 billion and total net debt of $5.2 billion, with such debt representing approximately 56.4% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2020:

	Payments due by period
		Less than			More than
	Total	1 year	Years 2-3	Years 4-5	5 years

	(in thousands)
Debt(1)	$5,227,382	$130,876	$902,274	$816,537	$3,377,695
Interest payments on long-term debt	1,419,326	211,832	422,384	319,610	465,500
Operating lease and other obligations(2)	42,155	1,904	3,943	4,121	32,187
Total	$6,688,863	$344,612	$1,328,601	$1,140,268	$3,875,382
(1)	The $5.2 billion of debt outstanding includes: (i) $101 million in borrowings under the Revolving Credit Facility due in May 2021, (ii) $137 million under the British Pound Sterling term loan facility due May 2022, (iii) $50 million under the Omega OP Term Loan Facility due May 2022, (iv) $700 million of 4.375% Senior Notes due August 2023, (v) $400 million of 4.95% Senior Notes due April 2024, (vi) $400 million of 4.50% Senior Notes due January 2025, (vii) $600 million of 5.25% Senior Notes due January 2026, (viii) $700 million of 4.5% Senior Notes due April 2027, (ix) $550 million of 4.75% Senior Notes due January 2028, (x) $500 million of 3.625% Senior Notes due October 2029, (xi) $700 million of 3.375% Senior Notes due February 2031, (xii) $20 million of 9.0% per annum subordinated debt maturing in December 2021, (xiii) $2.3 million of 3.25% per annum debt held at a consolidated joint venture due February 2021 and (xiv) $367 million of HUD debt at a 3.01% weighted average interest rate due between 2046 and 2052. Other than the $50 million outstanding under the Omega OP Term Loan Facility, the $367 million of HUD debt and the $2.3 million of debt held at a consolidated joint venture, the Parent is the obligor of all outstanding debt.
(2)	In connection with the adoption of Topic 842, we recognized lease liabilities in connection with ground and/or facility leases. Certain operators pay these obligations directly to the landlord. We recognize rental income for ground and/or facility leases where the operator reimburses us, or pays the obligation directly to the landlord on our behalf.

Financing Activities and Borrowing Arrangements

$700 Million 3.375% Senior Notes due 2031

On October 9, 2020, we issued $700 million aggregate principal amount of our 3.375% Senior Notes due 2031 (the “2031 Senior Notes”). The 2031 Senior Notes mature on February 1, 2031. The 2031 Senior Notes were sold at an issue price of 98.249% of their face value before the underwriters’ discount. Our net proceeds from the 2031 Senior Notes offering, after deducting underwriting discounts and expenses, were approximately $680.5 million. We used the net proceeds from the 2031 Senior Notes offering to repay the outstanding balance on our U.S. term loan, our 2015 term loan and pay down the Omega OP term loan and revolving line of credit.

As a result of the repayment of the 2015 term loan and the partial paydown of the Omega OP term loan, on October 14, 2020, we settled certain interest rate swaps (interest rate swaps originated in 2015 and/or assumed in 2019) with an aggregate notional value of $275 million related to the 2015 term loan and the Omega OP term loan and paid our swap counterparties approximately $11 million.

HUD Mortgage Loan Payoffs

On August 26, 2020, we paid approximately $13.7 million to retire two mortgage loans guaranteed by HUD. The loans were assumed in 2019 and had an average interest rate of 3.08% per annum with maturities in 2051 and 2052. The payoff included a $0.9 million prepayment fee which is included in loss on debt extinguishment on our Consolidated Statements of Operations.

Subordinated Debt

In connection with a 2010 acquisition, we assumed five separate $4.0 million subordinated notes bearing interest at 9% per annum that mature on December 21, 2021.  Interest on these notes is due quarterly with the principal balance due at maturity.  These subordinated notes may be prepaid at any time without penalty.  To the extent that the operator of the facilities fails to pay rent when due to us under our existing master lease, we have the right to offset the amounts owed to us against the amounts we owe to the lender under the notes. In the fourth quarter of 2019, we had recorded a reserve of $6.5 million in connection with the operator’s failure to pay rent, and we began offsetting certain interest and principal amounts payable by us against this reserve. During 2020, expressly subject to our reservation of rights under the terms of the notes and related agreement, we reversed this reserve, and ceased offsetting amounts against our note payments, as a result of the operator’s payment of all current and past due rent.

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

Revolving Credit Facility

We have a $1.25 billion senior unsecured revolving credit facility that matures on May 25, 2021, subject to Omega’s option to extend such maturity date for two, six-month periods (subject to compliance with a notice requirement and other customary conditions). As of December 31, 2020, $101.2 million of borrowings were outstanding under our revolving credit facility. We currently plan to refinance our credit facility or exercise our option to extend the maturity of the existing facility by May 25, 2021. Our ability to refinance our credit facilities on favorable terms or at all is subject to prevailing market conditions.

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2020 and 2019, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued approximately $4.6 billion aggregate principal of senior notes outstanding at December 31, 2020 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

The SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities, such as our senior notes. As a result of these amendments, registrants are permitted to provide certain alternative financial and non-financial disclosures, to the extent material, in lieu of separate financial statements for subsidiary issuers and guarantors of registered debt securities. Accordingly, separate consolidated financial statements of Omega OP have not been presented. Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under the senior unsecured revolving and term loan credit facility, Omega OP term loan and the outstanding senior notes) and their investments in non-guarantor subsidiaries.

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of December 31, 2020, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years.  Our remaining commitments at December 31, 2020, are outlined in the table below (in thousands):

Total commitments	$557,119
Amounts funded to date (1)	(450,766)
Remaining commitments (2)	$106,353
(1)	Includes finance costs.
(2)	This amount excludes our remaining commitments to fund under our other investments of approximately $95.7 million.

$200 Million Stock Repurchase Program

On March 20, 2020, Omega’s Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock from time to time over the twelve months ending March 20, 2021. We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions or in any other manner as determined by Omega’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. Omega has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any of its outstanding common stock during 2020.

$500 Million Equity Shelf Program

On September 3, 2015, we entered into separate Equity Distribution Agreements (collectively, the “Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $500 million (the “2015 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”). Under the terms of the Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $500 million. Sales of the shares, if any, are made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We pay each Manager compensation for sales of the shares up to 2% of the gross sales price per share for shares sold through such Manager under the applicable Equity Shelf Agreements.

The table below presents information regarding the shares issued under the Equity Shelf Program for each of the years ended December 31, 2018, 2019, and 2020:

	Shares issued	Average Price	Net Proceeds
Year Ended	(in millions)	Per Share	(in millions)
December 31, 2018	2.3	$33.18	$75.5
December 31, 2019	3.1	34.79	109.0
December 31, 2020	4.2	36.16	152.6

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  On March 23, 2020, we temporarily suspended the DRSPP and on December 17, 2020, we reinstated the DRSPP. The table below presents information regarding the shares issued under the DRSPP for each of the years ended December 31, 2018, 2019, and 2020:

	Shares issued	Gross Proceeds
Year Ended	(in millions)	(in millions)
December 31, 2018	1.5	$46.8
December 31, 2019	3.0	115.1
December 31, 2020	0.1	3.7

Dividends

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

In 2020, we paid dividends of $612.3 million to our common stockholders.

The Board has declared common stock dividends as set forth below:

		Dividend per
Record Date	Payment Date	Common Share
January 31, 2020	February 14, 2020	$0.67
April 30, 2020	May 15, 2020	0.67
July 31, 2020	August 14, 2020	0.67
November 2, 2020	November 16, 2020	0.67
February 8, 2021	February 16, 2021	0.67

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

Cash, cash equivalents and restricted cash totaled $167.6 million as of December 31, 2020, an increase of $134.2 million as compared to the balance at December 31, 2019. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $708.3 million of net cash flow for the year ended December 31, 2020, as compared to $553.7 million for the same period in 2019, an increase of $154.5 million which is primarily due to the MedEquities Merger, the Encore portfolio acquisition, facility transitions and investments in mortgages and other investments.

Investing Activities – Net cash flow from investing activities was an outflow of $89.1 million for the year ended December 31, 2020, as compared to an outflow of $379.0 million for the same period in 2019. The $289.9 million change in cash used by investing activities related primarily to (i) a $272.2 million decrease in real estate acquisitions, primarily related to the Encore portfolio acquisition in the fourth quarter of 2019, (ii) $101.5 million decrease in investments in unconsolidated joint ventures primarily related to new joint venture investments in 2019, (iii) a $86.4 million decrease in capital improvements to real estate investments and construction in progress and (iv) a $54.6 million decrease in business acquisitions, primarily related to the MedEquities Merger in the second quarter of 2019. Offsetting these changes were: (i) a $9.0 million change in other investments – net, (ii) a $86.4 million change in mortgages – net which is primarily the result of new mortgages in 2020 and fewer mortgage payoffs in 2020 as compared to 2019, (iii) a $78.3 million decrease in proceeds from sale of direct financing lease assets and related trust and (iv) a $38.4 million decrease in proceeds from the sales of real estate investments.

Financing Activities – Net cash flow from financing activities was an outflow of $485.5 million for the year ended December 31, 2020, as compared to an outflow of $154.0 million for the same period in 2019. The $331.6 million change in cash used in financing activities was primarily related to (i) a $351.2 million change in other long-term borrowings – net which is the result of greater other long-term debt repayments in 2020 offset by additional long-term borrowings in 2020 as compared to 2019, (ii) a $252.1 million decrease in cash proceeds from the issuance of common stock in 2020, as compared to the same period in 2019, (iii) a $111.3 million decrease in net proceeds from our dividend reinvestment plan in 2020, as compared to the same period in 2019, and (iv) a $48.2 million increase in dividends paid primarily resulting from additional share issuances throughout 2019 and 2020, offset by (i) a $444.6 million change in our credit facility borrowings – net.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses.  Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies.  These policies were followed in preparing the consolidated financial statements for all periods presented.  Actual results could differ from those estimates.

We have identified the following significant accounting policies that we believe are critical accounting policies.  These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant assumptions, judgments and estimates.  With respect to these critical accounting policies, we believe the application of assumptions, judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented.  The following table presents information about our critical accounting policies, as well as the material assumptions used to develop each estimate:

Nature of Critical Accounting Estimate	Assumptions/Approach Used
Revenue Recognition

Rental income from our operating leases is generally recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments are probable. If we determine that it is not probable that substantially all of the lease payments will be collected, we account for the revenue under the lease on a cash basis.

We assess the probability of collecting substantially all payments under our leases based on several factors, including, among other things, payment history of the lessee, the financial strength of the lessee and any guarantors, historical operations and operating trends, current and future economic conditions and expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern). If our evaluation of these factors indicates it is probable that we will be unable to collect substantially all rents, we place that operator on a cash basis and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. As a result of placing an operator on a cash basis, we may recognize a charge to rental income for any contractual rent receivable, straight-line rent receivable and lease inducements. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection, potentially resulting in increased volatility of rental income.

Nature of Critical Accounting Estimate	Assumptions/Approach Used
Real Estate Investment Impairment

Assessing impairment of real property involves subjectivity in determining if indicators of impairment are present and in estimating the future undiscounted cash flows. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset. In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess the recoverability are probability-weighted based on management’s best estimates as of the date of evaluation. These estimates can have a significant impact on the undiscounted cash flows.

We evaluate our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to our estimate of future undiscounted cash flows of the underlying facilities to determine if an impairment charge is necessary. This analysis requires us to use judgment in determining whether indicators of impairment exist, probabilities of potential outcomes and to estimate the expected future undiscounted cash flows or estimated fair values of the facility which impact our assessment of impairment, if any.

Asset Acquisitions

We believe that our real estate acquisitions are typically considered asset acquisitions. The assets acquired and liabilities assumed are recognized by allocating the cost of the acquisition, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. Tangible assets consist primarily of land, building and site improvements and furniture and equipment. Identifiable intangible assets and liabilities primarily consist of the above or below market component of in-place leases.

The allocation of the purchase price to the related real estate acquired (tangible assets and intangible assets and liabilities) involves subjectivity as such allocations are based on a relative fair value analysis. In determining the fair values that drive such analysis, we estimate the fair value of each component of the real estate acquired which generally includes land, buildings and site improvements, furniture and equipment, and the above or below market component of in-place leases. Significant assumptions used to determine such fair values include comparable land sales, capitalization rates, discount rates, market rental rates and property operating data, all of which can be impacted by expectations about future market or economic conditions. Our estimates of the values of these components affect the amount of depreciation and amortization we record over the estimated useful life of the property or the term of the lease.

Allowance for Losses on Mortgages, Other Investments and Direct Financing Leases

The allowances for losses on mortgage notes receivable, other investments and direct financing leases (collectively, our “loans”) are maintained at a level that we believe are adequate to absorb potential losses. The determination of the allowance is based on a quarterly evaluation of all outstanding loans. If facts and circumstances indicate that there is greater risk of loan charge-offs, additional allowances, impairments or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreements.

We assess the probability of collecting substantially all payments due under our loans based on several factors, including, among other things, payment history, the financial strength of the lessee and/or borrower and any guarantors, historical operations and operating trends, current and future economic conditions, expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern) and the value of the underlying collateral of the agreement, if any. When we identify a loan impairment, the loan is written down to the present value of the expected future cash flows which requires the judgement of management. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral. We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral.

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

Senior unsecured notes and HUD mortgages - The fair value of the senior unsecured notes and HUD mortgages is estimated based on open market trading activity provided by third parties.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2020 was approximately $5.8 billion. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $324.2 million at December 31, 2020.

We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. At December 31, 2020 and 2019, $1.0 million and $3.7 million, respectively, of qualifying cash flow hedges were recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets. At December 31, 2020, $17.0 million of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

Item 8 – Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. There have been no retrospective changes to our Consolidated Statements of Comprehensive Income for any of the quarters within the two most recent fiscal years that are individually or in the aggregate material.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2020, management evaluated the effectiveness of the design and operation of disclosure controls and procedures of the Company as of December 31, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Companies concluded that the disclosure controls and procedures of the Company were effective at the reasonable assurance level as of December 31, 2020.

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

In connection with the preparation of this Form 10-K, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on management’s assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm’s attestation reports regarding the Company’s internal control over financial reporting is included in the 2020 financial statements under the caption entitled Report of Independent Registered Public Accounting Firm and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 identified in connection with the evaluation of their disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

For information regarding executive officers of our Company, see Item 1 – Business – Information about our Executive Officers.

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

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, except as set forth below.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2020:

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights (1)	warrants and rights (2)	reflected in column (a) (3)
Equity compensation plans approved by security holders	3,959,277	$—	3,701,093
Equity compensation plans not approved by security holders	—	—	—
Total	3,959,277	$—	3,701,093
(1)	Reflects (i) 150,812 shares that could be issued if certain performance conditions are achieved related to the January 1, 2017 award of performance restricted stock units or PIUs, (ii) 138,847 restricted stock units that were granted on January 1, 2018, (iii) 973,142 shares that could be issued if certain performance conditions are achieved related to the January 1, 2018 award of performance restricted stock units or PIUs, (iv) 114,112 restricted stock units and PIUs that were granted on January 1, 2019, (v) 755,198 shares that could be issued if certain performance conditions are achieved related to the January 1, 2019 award of performance restricted stock units or PIUs, (vi) 120,774 restricted stock units and PIUs that were granted on January 1, 2020, (vii) 1,169,156 shares that could be issued if certain performance conditions are achieved related to the January 1, 2020 award of performance restricted stock units or PIUs and (viii) 537,236 shares in respect of outstanding deferred stock units.
(2)	No exercise price is payable with respect to the restricted stock units and performance restricted stock units.
(3)	Reflects (i) 3,208,097 shares of common stock under our 2018 Stock Incentive Plan and (ii) 492,996 shares of common stock under the Omega Healthcare Investors, Inc. Employee Stock Purchase Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Omega Healthcare Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc.  (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-13

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the measurement of credit losses on financial instruments in 2020 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Collectability of future lease payments
Description of the Matter

The Company recognized rental income of $753 million during 2020. As described in Note 2 to the consolidated financial statements, the timing and pattern of rental income recognition for operating leases is affected by the Company’s determination as to whether the collectability of lease payments is probable.

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

February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Omega Healthcare Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 22, 2021

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2020	2019

ASSETS
Real estate properties
Real estate investments	$8,702,154	$8,985,994
Less accumulated depreciation	(1,996,914)	(1,787,425)
Real estate investments – net	6,705,240	7,198,569
Investments in direct financing leases – net	10,764	11,488
Mortgage notes receivable – net	885,313	773,563
	7,601,317	7,983,620
Other investments – net	467,442	419,228
Investments in unconsolidated joint ventures	200,638	199,884
Assets held for sale – net	81,452	4,922
Total investments	8,350,849	8,607,654

Cash and cash equivalents	163,535	24,117
Restricted cash	4,023	9,263
Contractual receivables – net	10,408	27,122
Other receivables and lease inducements	234,666	381,091
Goodwill	651,737	644,415
Other assets	82,231	102,462
Total assets	$9,497,449	$9,796,124

LIABILITIES AND EQUITY
Revolving line of credit	$101,158	$125,000
Term loans – net	186,349	804,738
Secured borrowings	369,524	389,680
Senior notes and other unsecured borrowings – net	4,512,221	3,816,722
Accrued expenses and other liabilities	280,824	312,040
Deferred income taxes	10,766	11,350
Total liabilities	5,460,842	5,459,530

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding - none	—	—
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 231,199 shares as of December 31, 2020 and 226,631 as of December 31, 2019	23,119	22,663
Common stock – additional paid-in capital	6,152,887	5,992,733
Cumulative net earnings	2,594,735	2,463,436
Cumulative dividends paid	(4,916,097)	(4,303,546)
Accumulated other comprehensive loss	(12,768)	(39,858)
Total stockholders’ equity	3,841,876	4,135,428
Noncontrolling interest	194,731	201,166
Total equity	4,036,607	4,336,594
Total liabilities and equity	$9,497,449	$9,796,124

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Rental income	$753,427	$804,076	$767,340
Income from direct financing leases	1,033	1,036	1,636
Mortgage interest income	89,422	76,542	70,312
Other investment income	44,864	43,400	40,228
Miscellaneous income	3,635	3,776	2,166
Total revenues	892,381	928,830	881,682

Expenses
Depreciation and amortization	329,924	301,683	281,279
General and administrative	59,889	57,869	63,508
Real estate taxes	12,316	14,933	—
Acquisition, merger and transition related costs	2,018	5,115	383
Impairment on real estate properties	72,494	45,264	29,839
(Recovery) impairment on direct financing leases	(3,079)	7,917	27,168
Provision for credit losses	37,997	—	6,689
Interest expense	223,389	208,715	201,422
Total expenses	734,948	641,496	610,288

Other income (expense)
Other (expense) income – net	(879)	814	345
Loss on debt extinguishment	(13,340)	—	—
Gain on assets sold – net	19,113	55,696	24,774
Total other income	4,894	56,510	25,119

Income before income tax expense and income from unconsolidated joint ventures	162,327	343,844	296,513
Income tax expense	(4,925)	(2,844)	(3,010)
Income from unconsolidated joint ventures	6,143	10,947	381
Net income	163,545	351,947	293,884
Net income attributable to noncontrolling interest	(4,218)	(10,824)	(12,306)
Net income available to common stockholders	$159,327	$341,123	$281,578

Earnings per common share/unit available to common stockholders:
Basic:
Net income available to common stockholders	$0.70	$1.60	$1.41
Diluted:
Net income	$0.70	$1.58	$1.40

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$163,545	$351,947	$293,884
Other comprehensive income (loss):
Foreign currency translation	7,762	8,114	(14,532)
Cash flow hedges	20,087	(6,363)	2,531
Total other comprehensive income (loss)	27,849	1,751	(12,001)
Comprehensive income	191,394	353,698	281,883
Comprehensive income attributable to noncontrolling interest	(4,977)	(10,781)	(11,807)
Comprehensive income attributable to common stockholders	$186,417	$342,917	$270,076

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid‑in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Loss	Equity	Interest	Equity

Balance at December 31, 2017	$19,831	$4,936,302	$1,839,356	$(3,210,248)	$(30,150)	$3,555,091	$333,167	$3,888,258
Cumulative effect of accounting change (see Note 2)	—	—	9,577	—	—	9,577	423	10,000
Balance at January 1, 2018	19,831	4,936,302	1,848,933	(3,210,248)	(30,150)	3,564,668	333,590	3,898,258
Stock related compensation	7	16,233	—	—	—	16,240	—	16,240
Vesting/exercising of equity compensation, net of tax withholdings	9	(1,663)	—	—	—	(1,654)	—	(1,654)
Dividend reinvestment plan	155	46,646	—	—	—	46,801	—	46,801
Equity Shelf Program	228	75,304	—	—	—	75,532	—	75,532
Common dividends declared ($2.64 per share)	—	—	—	(528,949)	—	(528,949)	—	(528,949)
Conversion of Omega OP Units to common stock	5	1,722	—	—	—	1,727	—	1,727
Redemption of Omega OP Units	—	—	—	—	—	—	(1,861)	(1,861)
Omega OP Units distributions	—	—	—	—	—	—	(23,493)	(23,493)
Comprehensive income:
Foreign currency translation	—	—	—	—	(13,924)	(13,924)	(608)	(14,532)
Cash flow hedges	—	—	—	—	2,422	2,422	109	2,531
Net income	—	—	281,578	—	—	281,578	12,306	293,884
Total comprehensive income								281,883
Balance at December 31, 2018	20,235	5,074,544	2,130,511	(3,739,197)	(41,652)	3,444,441	320,043	3,764,484
Cumulative effect of accounting change (see Note 2)	—	—	(8,198)	—	—	(8,198)	(292)	(8,490)
Stock related compensation	2	15,091	—	—	—	15,093	—	15,093
Vesting/exercising of equity compensation plan, net of tax withholdings	15	(4,333)	—	—	—	(4,318)	—	(4,318)
Dividend reinvestment plan	304	114,747	—	—	—	115,051	—	115,051
Equity Shelf Program	313	108,683	—	—	—	108,996	—	108,996
Issuance of common stock	1,498	575,997	—	—	—	577,495	—	577,495
Common dividends declared ($2.65 per share)	—	—	—	(564,349)	—	(564,349)	—	(564,349)
Vesting/exercising of OP units	—	(6,648)	—	—	—	(6,648)	6,648	—
Conversion and redemption of Omega OP Units to common stock	296	114,652	—	—	—	114,948	(114,948)	—
Omega OP Units distributions	—	—	—	—	—	—	(21,294)	(21,294)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Comprehensive income:
Foreign currency translation	—	—	—	—	7,931	7,931	183	8,114
Cash flow hedges	—	—	—	—	(6,137)	(6,137)	(226)	(6,363)
Net income	—	—	341,123	—	—	341,123	10,824	351,947
Total comprehensive income								353,698
Balance at December 31, 2019	22,663	5,992,733	2,463,436	(4,303,546)	(39,858)	4,135,428	201,166	4,336,594
Cumulative effect of accounting change (see Note 2)	—	—	(28,028)	—	—	(28,028)	(757)	(28,785)
Balance at January 1, 2020	22,663	5,992,733	2,435,408	(4,303,546)	(39,858)	4,107,400	200,409	4,307,809
Stock related compensation	3	19,061	—	—	—	19,064	—	19,064
Vesting/exercising of equity compensation plan, net of tax withholdings	17	(4,686)	—	—	—	(4,669)	—	(4,669)
Dividend reinvestment plan	9	3,738	—	—	—	3,747	—	3,747
Equity Shelf Program	423	152,360	—	—	—	152,783	—	152,783
Common dividends declared ($2.68 per share)	—	—	—	(612,551)	—	(612,551)	—	(612,551)
Vesting/exercising of OP units	—	(11,551)	—	—	—	(11,551)	11,551	—
Conversion and redemption of Omega OP Units to common stock	4	1,232	—	—	—	1,236	(1,236)	—
Omega OP Units distributions	—	—	—	—	—	—	(20,970)	(20,970)
Comprehensive income:
Foreign currency translation	—	—	—	—	7,540	7,540	222	7,762
Cash flow hedges	—	—	—	—	19,550	19,550	537	20,087
Net income	—	—	159,327	—	—	159,327	4,218	163,545
Total comprehensive income								191,394
Balance at December 31, 2020	$23,119	$6,152,887	$2,594,735	$(4,916,097)	$(12,768)	$3,841,876	$194,731	$4,036,607

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$163,545	$351,947	$293,884
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329,924	301,683	281,279
Impairment on real estate properties	75,972	48,939	35,014
(Recovery) impairment on direct financing leases	(3,079)	7,917	27,168
Provision for rental income	146,608	11,120	—
Provision for credit losses	37,997	—	6,689
Amortization of deferred financing costs and loss on debt extinguishment	11,608	9,564	8,960
Accretion of direct financing leases	30	13	109
Stock-based compensation expense	18,822	15,359	15,987
Gain on assets sold – net	(19,113)	(55,696)	(24,774)
Amortization of acquired in-place leases – net	(14,187)	(5,904)	(10,707)
Effective yield receivable on mortgage notes	(719)	(173)	(1,068)
Interest paid-in-kind	(7,718)	(7,160)	(6,360)
(Income) loss from unconsolidated joint ventures	(1,315)	22	—
Change in operating assets and liabilities – net:
Contractual receivables	5,709	(5,931)	2,368
Straight-line rent receivables	(28,968)	(46,580)	(61,559)
Lease inducements	(22,443)	(42,071)	(32,738)
Other operating assets and liabilities	15,583	(29,302)	(34,879)
Net cash provided by operating activities	708,256	553,747	499,373
Cash flows from investing activities
Acquisition of a business, net of cash acquired	(5,058)	(59,616)	—
Acquisition of real estate	(105,663)	(377,841)	(105,119)
Acquisition deposit	(2,500)	—	—
Net proceeds from sale of real estate investments	180,851	219,262	309,586
Investments in construction in progress	(75,111)	(139,678)	(139,441)
Proceeds from direct financing lease and related trust	15,414	93,730	20,979
Placement of mortgage loans	(62,432)	(20,702)	(65,340)
Collection of mortgage principal	9,867	54,529	26,088
Investments in unconsolidated joint ventures	(2,471)	(103,963)	—
Distributions from unconsolidated joint ventures in excess of earnings	6,291	9,079	5,471
Capital improvements to real estate investments	(31,072)	(52,892)	(29,824)
Receipts from insurance proceeds	897	8,170	8,717
Investments in other investments	(167,936)	(100,312)	(385,707)
Proceeds from other investments	149,866	91,281	181,371
Net cash used in investing activities	(89,057)	(378,953)	(173,219)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,164,466	1,507,000	1,291,000
Payments on credit facility borrowings	(1,193,000)	(1,980,100)	(1,268,000)
Receipts of other long-term borrowings	687,743	494,985	—
Payments of other long-term borrowings	(645,155)	(101,222)	(2,049)
Payments of financing related costs	(18,183)	(4,787)	(8)
Receipts from dividend reinvestment plan	3,747	115,051	46,801
Payments for exercised options and restricted stock	(4,669)	(4,556)	(1,654)
Net proceeds from issuance of common stock	152,783	404,863	75,532
Dividends paid	(612,310)	(564,127)	(528,696)
Noncontrolling members’ contributions to consolidated joint venture	—	228	—
Redemption of Omega OP Units	—	—	(134)
Distributions to Omega OP Unit Holders	(20,970)	(21,294)	(23,493)
Net cash used in financing activities	(485,548)	(153,959)	(410,701)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	527	874	(590)
Increase (decrease) in cash, cash equivalents and restricted cash	134,178	21,709	(85,137)
Cash, cash equivalents and restricted cash at beginning of year	33,380	11,671	96,808
Cash, cash equivalents and restricted cash at end of year	$167,558	$33,380	$11,671

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega”) was incorporated in the State of Maryland on March 31, 1992 and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP”).  Unless stated otherwise or the context otherwise requires, the terms “Omega”, the “Company,” “we,” “our” and “us” refer to Omega Healthcare Investors, Inc. and its consolidated subsidiaries, including Omega OP, references to Parent refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and  references to “Omega OP” mean OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases to our operators are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income derives from fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of December 31, 2020, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Consolidation

Omega’s consolidated financial statements include the accounts of (i) Parent, (ii) Omega OP, (iii) all direct and indirect wholly owned subsidiaries of Omega and (iv) other entities in which Omega or Omega OP has a majority voting interest and control. All intercompany transactions and balances have been eliminated in consolidation, and Omega’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, personal protective equipment (“PPE”), quality of care, visitation protocols, staffing levels, and reporting, among other regulations, throughout the pandemic. While we expect the approval of multiple vaccines for COVID-19 to reduce the spread and impact of the virus, particularly with respect to residents in our facilities given the prioritization of these populations in receiving the vaccines, there remain risks associated with the speed, distribution, and delivery of the vaccine in our facilities, as well as participation levels in vaccination programs among the residents and employees of our operators.  In addition to the risks associated with managing the spread of the virus, delivery of the vaccines and care of their patients and residents, many of our operators reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs.  In addition, many of our operators have reported experiencing declines, in some cases that are material, in occupancy levels as a result of the pandemic. We believe these declines may be in part due to COVID-19 related fatalities at our facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While substantial government support, primarily through the federal CARES Act in the U.S. and distribution of PPE, vaccines and testing equipment by the federal government, has been allocated to SNFs and to a lesser extent to ALFs, further government support will likely be needed to continue to offset these impacts and it is unclear whether and to what extent such government support has been and will continue to be sufficient and timely to offset these impacts.  Further, to the extent these impacts continue or accelerate and are not offset by additional government relief that is sufficient and timely, the operating results of our operators are likely to be adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.  Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the COVID-19 pandemic, including potential patient litigation and decreased demand for their services, loss of business due to an interruption in their operations, or other liabilities related to gathering restrictions, quarantines, reopening plans, vaccine distribution or delivery, spread of infection or other related factors.

The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ability to control the spread of the outbreak generally and in our facilities and the delivery of and participation in vaccination programs and other treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, all of which are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

OMEGA HEALTHCARE INVESTORS, INC.

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

As of December 31, 2020, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entities.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Real Estate Investment Impairment

Management evaluates our real estate investments for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset. In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess the recoverability of the assets are probability-weighted based on management’s best estimates as of the date of evaluation. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home or other healthcare facility as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment to our assets in a future period that could be material to our results of operations.

Lease Accounting

On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, Leases (“Topic 842”) using the modified retrospective method. Topic 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). At the inception of a lease and over its term, we evaluate each lease to determine the proper lease classification. Certain of these leases provide our operators or us the contractual right to use and economically benefit from all of the physical space specified in the lease, therefore we have determined that they should be evaluated as lease arrangements.

Upon adoption of Topic 842, we applied the package of practical expedients that allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method, which allowed us to initially apply Topic 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of equity in the period of adoption. During the year ended December 31, 2019, we made an adjustment of approximately $8.5 million to the equity balance to reflect our assessment of the collectibility of certain operator’s future contractual lease payments based on the facts and circumstances that existed as of January 1, 2019. In addition, we recorded total initial non-cash right of use assets and lease liabilities of approximately $11.1 million.

Lessor Accounting

Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales type leases, direct financing leases and operating leases. As a lessor, our leased real estate properties are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. As of December 31, 2020, we have determined that all but one of our leases should be accounted for as operating leases. One lease is accounted for as a direct financing lease. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

For leases accounted for as operating leases, we retain ownership of the asset and record depreciation expense, see “Business Combinations”, “Asset Acquisitions” and “Real Estate Investments and Depreciation” above for additional information regarding our investment in real estate leased under operating lease agreements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Certain direct financing leases include annual rent escalators, see “Lessor Accounting for Direct Financing Lease Income” below for further discussion regarding the recording of interest income on our direct financing leases.

Lessor Accounting for Rental Income

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

We assess the probability of collecting substantially all payments due under our leases on several factors, including, among other things, payment history, the financial strength of the lessee and/or borrower and any guarantors, historical operations and operating trends, current and future economic conditions, and expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern).  If our evaluation of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion, potentially resulting in increased volatility of rental income.

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

Certain of our operating leases require the operators to reimburse us for property taxes and other expenditures that are not considered components of the lease and therefore no consideration is allocated to them as they do not result in the transfer of a good or service to the operators. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components. We apply Topic 842 to the combined component. Income derived from our leases is recorded in rental income in our Consolidated Statements of Operations. Upon adoption of Topic 842, we began recording variable lease payments as rental income and corresponding real estate tax expense for those facilities’ property taxes that we pay directly and are reimbursed for by our operators. Prior to the adoption of Topic 842, we did not include amounts for property taxes and other expenditures in rental income.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Lessor Accounting for Real Estate Sales

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“Topic 606”) using a modified retrospective approach. As a result of adopting Topic 606, we recognize gains related to the sale of real estate when we transfer control of the property and when it is probable that we will collect substantially all of the related consideration. As a result of adopting Topic 606 on January 1, 2018, we recognized $10.0 million of deferred gain resulting from the sale of facilities to a third-party in December 2017 through opening equity on January 1, 2018.

Lessee Accounting

Topic 842 requires a lessee to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

As a lessee, the Company is party to ground and/or facility leases which are classified as operating leases.  Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on the specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 1.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index); or (iii) specific dollar increases over prior years.  The initial terms of our ground leases range between 10 years and 100 years.  Our office leases have initial terms of approximately 10 years.  Certain leases have options to extend, terminate or purchase the asset and have been considered in our analysis of the lease term and the measurement of the right-of-use assets and lease liabilities.  The discount rate utilized in forming the basis of our right of use assets and lease liabilities approximates our cost of debt.  We have not recognized a right of use asset and/or lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset. Our right of use assets and lease liabilities are included in other assets and accrued expenses and other liabilities, respectively on our Consolidated Balance Sheets.

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

Upon adoption of Topic 842, we began recording on a straight-line basis rental income and ground lease expense for those assets we lease and are reimbursed by our operators and/or are paid for directly by our operators.

In-Place Leases

In-place lease assets and liabilities result when we assume a lease as part of an asset acquisition or business combination. The fair value of in-place leases consists of the following components, as applicable (1) the estimated cost to replace the leases and (2) the above or below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place at the time of acquisition to projected cash flows of comparable market-rate leases.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Mortgages, Other Investments and Direct Financing Leases (collectively, our “loans”) and Allowance for Credit Losses

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

Lessor Accounting for Direct Financing Lease Income

We record direct financing lease income on a constant interest rate basis over the term of the lease. Costs related to originating direct financing leases are deferred and amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases.

Allowance for Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“Topic 326”) (“ASU 2016-13”), which changed the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The new approach requires the calculation of expected lifetime credit losses and is applied to financial assets measured at amortized cost, including loans, as well as certain off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit loss on the loans is a valuation amount that is deducted from the amortized cost basis of the loans not held at fair value to present the net amount expected to be collected over the contractual term of the loans.

The allowance for credit losses on loans is measured using relevant information about past events, including historical credit loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. Changes to the allowance for credit losses on loans resulting from quarterly evaluations are recorded through provision for credit losses on the Consolidated Statements of Operations. The Company’s unfunded lending commitments are calculated using the same as the methodology for the loans over the contractual term of the commitment.  The loss estimate is recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets with quarterly changes to the liability recorded through provision for credit losses on the Consolidated Statements of Operations.

ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842. We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach and we recorded an initial $28.8 million allowance for expected credit losses with a corresponding adjustment to equity.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Amortized Cost Basis By Year of Origination and Credit Quality Indicator

Rating	Financial Statement Line Item	2020	2019	2018	2017	2016	2015	2014 & older	Revolving Loans	Balance as of December 31, 2020
		(in thousands)
1	Mortgage Notes Receivable	$-	$-	$-	$-	$-	$67,012	$-	$-	$67,012
2	Mortgage Notes Receivable	43,150	-	-	-	-	-	-	-	43,150
3	Mortgage Notes Receivable	-	-	-	-	-	-	35,964	-	35,964
4	Mortgage Notes Receivable	89,006	17,383	44,426	46,474	37,076	9,561	495,438	-	739,364
5	Mortgage Notes Receivable	-	-	19,000	-	-	-	7,691	-	26,691
6	Mortgage Notes Receivable	-	-	-	-	-	-	6,377	-	6,377
	Sub-total	132,156	17,383	63,426	46,474	37,076	76,573	545,470	-	918,558

3	Investment in Direct Financing Leases	-	-	-	-	-	11,458	-	-	11,458
	Sub-total	-	-	-	-	-	11,458	-	-	11,458

1	Other Investments	17,556	-	-	-	-	-	-	-	17,556
2	Other Investments	-	-	-	-	-	2,082	-	15,265	17,347
3	Other Investments	-	22,442	31,491	-	-	363	3,756	161,591	219,643
4	Other Investments	-	12,131	114,375	-	82,960	-	-	5,000	214,466
5	Other Investments	-	22,662	5,925	-	600	-	-	700	29,887
	Sub-total	17,556	57,235	151,791	-	83,560	2,445	3,756	182,556	498,899

Total		$149,712	$74,618	$215,217	$46,474	$120,636	$90,476	$549,226	$182,556	$1,428,915

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Allowance for Credit Losses Rollforward

Segment	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2019	Allowance for Credit Loss on January 1, 2020	Provision for Credit Loss for the year ended December 31, 2020	Write-offs charged against allowance for the year ended December 31, 2020	Allowance for Credit Loss as of December 31, 2020
		(in thousands)
Segment A-4	Mortgage Notes Receivable	$-	$19,293	$7,572	$-	$26,865
Segment B-3	Mortgage Notes Receivable	-	901	53	-	954
Segment C-5	Mortgage Notes Receivable	-	829	(396)	-	433
Segment E-6	Mortgage Notes Receivable	4,905	363	(363)	-	4,905
Segment F-2	Mortgage Notes Receivable	-	-	88	-	88
	Sub-total	4,905	21,386	6,954	-	33,245

Segment A-3	Investment in Direct Financing Leases	217	611	83	(217)	694
	Sub-total	217	611	83	(217)	694

Segment A-4	Other Investments	-	3,158	21,239	-	24,397
Segment B-3	Other Investments	-	1,434	3,679	-	5,113
Segment C-2	Other Investments	-	195	(101)	-	94
Segment D-5	Other Investments	-	1,901	(48)	-	1,853
	Sub-total	-	6,688	24,769	-	31,457

Segment A-4	Off-Balance Sheet Mortgage Commitments	-	100	(76)	-	24
Segment B-3	Off-Balance Sheet Note Commitments	-	-	2,305	-	2,305
Segment C-2	Off-Balance Sheet Note Commitments	-	-	116	-	116
	Sub-total	-	100	2,345	-	2,445

	Total	$5,122	$28,785	$34,151	$(217)	$67,841

As of December 31, 2020, $10.0 million of contractual interest receivable is recorded in contractual receivables – net on our Consolidated Balance Sheets. We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible.  Our assessment of collectibility considers several factors, including, among other things, payment history, the financial strength of the borrower and any guarantors, historical operations and operating trends, current and future economic conditions, expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern) and the value of the underlying collateral of the agreement, if any. During 2020, we determined that interest receivable of $3.8 million (related to the Agemo term loans, see Note 6 – Other Investments) was no longer considered collectible. As such, we reserved approximately $3.8 million of interest receivable through the provision for credit losses during the year ended December 31, 2020. The $3.8 million reserve for interest receivable is excluded from the table above.

Periodically, the Company may identify an individual loan for impairment. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreements. Consistent with this definition, all loans on non-accrual status may be deemed impaired. To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status. When we identify a loan impairment, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral. We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

A summary of our other receivables and inducements by type is as follows:

	December 31,	December 31,
	2020	2019

	(in thousands)

Contractual receivables – net	$10,408	$27,122

Effective yield interest receivables	$12,195	$12,914
Straight-line rent receivables	139,046	275,549
Lease inducements	83,425	92,628
Other receivables and lease inducements	$234,666	$381,091

In 2020, we wrote-off approximately $143.0 million of contractual receivables, straight-line rent receivables, and lease inducements to rental income as a result of placing four operators on a cash basis resulting from a change in our evaluation of the collectibility of future rent payments due under the respective lease agreements as further discussed in Note 2 – Summary of Significant Accounting Policies. In part, our conclusions were based on information the Company received from these four operators during the third and fourth quarters of 2020 regarding substantial doubt as to their ability to continue as a going concern. Of the $143.0 million, $64.9 million related to Genesis Healthcare, Inc. (“Genesis”), $75.3 million related to Agemo Holdings, LLC (“Agemo”) and $2.8 million related to two other operators which lease five facilities from the Company. During 2020, we also wrote-off approximately $3.6 million of straight-line rent receivables to rental income as a result of transitioning facilities to other existing operators. In addition, during 2020, we received a one-time rent payment of approximately $55.4 million from Maplewood Real Estate Holdings, LLC (“Maplewood”), in conjunction with the restructuring of its master lease and loans with Omega (see Note 6 – Other Investments).  This payment was accounted for as an adjustment to straight-line rent receivables and is being amortized over the remaining term of the master lease. During 2020, we also provided approximately $34.1 million of funding to four operators, which was accounted for as lease inducements. Of the $34.1 million, $23.9 million was funded to Maplewood for development and start-up related costs.

In 2019, we wrote-off approximately $11.1 million of contractual receivables, straight-line rent receivables and lease inducements to rental income, of which $9.9 million resulted from placing five operators on a cash-basis due to changes in our evaluation of the collectibility of future rent payments due under the respective lease agreements. The remaining $1.2 million write-off of straight-line rent receivables to rental income resulted from transitioning a facility to another existing operator.  In 2019, we paid certain operators $50.8 million which were accounted for as lease inducements that are amortized as a reduction to rental income over the remaining term of the lease. Of the $50.8 million, $15.0 million was paid to Genesis and $35.8 million was paid to seven other existing operators.

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

In 2018, we wrote-off approximately $11.5 million of straight-line rent receivables and contractual receivables to provision for credit losses, as a result of facility transitions and placing an operator on a cash basis. The provision for credit losses was offset by a recovery of approximately $4.8 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

No impairment loss on our investments in unconsolidated joint ventures was recognized during the three years ended December 31, 2020.

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

Goodwill Impairment

We test goodwill for potential impairment at least annually in the fourth quarter, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

In evaluating goodwill for impairment, we assess qualitative factors such as a significant decline in real estate valuations, current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance or a significant decline in the value of our market capitalization, to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Goodwill is not deductible for tax purposes. We have had no goodwill impairment charges for the last three fiscal years.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Income Taxes

Omega and its wholly owned subsidiaries were organized to qualify for taxation as a REIT under Section 856 through 860 of the Internal Revenue Code (“Code”). As long as we qualify as a REIT; we will not be subject to federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions. However, with respect to certain of our subsidiaries that have elected to be treated as TRSs, we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations. Omega OP is a pass-through entity for United States federal income tax purposes.

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carry-forwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

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

Deferred Financing Costs and Original Issuance Premium and/or Discounts for Debt Issuance

External costs incurred from the placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Deferred financing costs related to our revolving line of credit are included in other assets on our Consolidated Balance Sheets and deferred financing costs related to our other borrowings are included as a direct deduction from the carrying amount of the related liability on our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. All premiums and discounts are recorded as an addition to or reduction from debt on our Consolidated Balance Sheets. Amortization of deferred financing costs and original issuance premiums or discounts totaled $10.1 million, $9.6 million and $9.0 million in 2020, 2019 and 2018, respectively, and are recorded in interest expense on our Consolidated Statements of Operations. When financings are terminated, unamortized deferred financing costs and unamortized premiums or discounts, as well as charges incurred for the termination, are recognized as expense or income at the time the termination is made. Gains and losses from the extinguishment of debt are presented in loss on debt extinguishment on our Consolidated Statements of Operations.

Earnings Per Share

The computation of basic earnings per share/unit (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period. Diluted EPS is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period. Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including restricted stock and profit interest units, performance restricted stock and profit interest units, the assumed issuance of additional shares related to Omega OP Units held by outside investors.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Redeemable Limited Partnership Unitholder Interests and Noncontrolling Interests

Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to Omega’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in Omega OP’s partnership agreement. As of December 31, 2020, Omega owns approximately 97% of the issued and outstanding Omega OP Units, and investors own approximately 3% of the outstanding Omega OP Units.

Noncontrolling Interests

Noncontrolling interests is the portion of equity not attributable to the respective reporting entity. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity on our Consolidated Balance Sheets. We include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Operations.

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

We and certain of our consolidated subsidiaries may have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature in which case the adjustments are included in AOCL and a proportionate amount of gain or loss is allocated to noncontrolling interests, if applicable.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities on the Consolidated Balance Sheets at fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in AOCL as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At December 31, 2020 and 2019, $1.0 million and $3.7 million, respectively, of qualifying cash flow hedges were recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets. At December 31, 2020, $17.0 million of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

Net investment hedge

The Company is exposed to fluctuations in the GBP against its functional currency, the USD, relating to its investments in healthcare-related real estate properties located in the U.K. The Company uses a nonderivative, GBP-denominated term loan to manage its exposure to fluctuations in the GBP-USD exchange rate. The foreign currency transaction gain or loss on the nonderivative hedging instrument that is designated and qualifies as a net investment hedge is reported in AOCL in our Consolidated Balance Sheets.

Reclassification

Certain line items on our Consolidated Statements of Operations and Consolidated Statements of Changes in Equity have been reclassified to conform to the current period presentation.

Accounting Pronouncements Adopted in 2020

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-bank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 3 – PROPERTIES

Leased Property

Our leased real estate properties, represented by 737 SNFs, 115 ALFs, 28 specialty facilities and two medical office buildings at December 31, 2020, are leased under provisions of single or master operating leases. Also see Note 4 – Direct Financing Leases for information regarding additional properties accounted for as direct financing leases.

A summary of our investment in leased real estate properties is as follows:

	December 31,	December 31,
	2020	2019

	(in thousands)
Buildings	$6,961,509	$7,056,106
Land	883,765	901,246
Furniture and equipment	518,664	515,421
Site improvements	308,087	287,655
Construction in progress	30,129	225,566
Total real estate investments	8,702,154	8,985,994
Less accumulated depreciation	(1,996,914)	(1,787,425)
Real estate investments – net	$6,705,240	$7,198,569

For the years ended December 31, 2020, 2019 and 2018, we capitalized $10.0 million, $13.9 million and $11.1 million, respectively, of interest to our projects under development.

	Year Ended December 31
	2020	2019
	(in thousands)	(in thousands)
Rental income – operating leases	$741,681	$792,010
Variable lease income – operating leases	11,746	12,066
Total lease income	$753,427	$804,076

Real estate tax expense	$12,316	$14,933
General and administrative – ground lease expense	1,448	1,208
Total	$13,764	$16,141

The following amounts reflect the estimated contractual rents due to us for the remainder of the initial terms of our operating leases as of December 31, 2020:

(in thousands)
2021	$867,780
2022	868,976
2023	863,985
2024	875,099
2025	878,956
Thereafter	4,259,773
Total	$8,614,569

As of December 31, 2020 and 2019, the Company is a lessee under ground and/or facility leases related to 11 SNFs and two offices with annual rent of approximately $2.2 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2020 Acquisitions and Other

The following table summarizes the significant asset acquisitions that occurred in 2020:

	Number of			Total	Initial
	Facilities		Country/	Investment	Annual
Period	SNF	ALF	State	(in millions)	Cash Yield(1)
Q1	—	2	U.K.	$12.1	8.00%
Q1	1	—	IN	7.0	9.50%
Q2	1	—	OH	6.9	9.50%
Q4	6	1	VA	78.4	9.50%
Total	8	3		$104.4
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.

2019 Acquisitions and Other

The following table summarizes the significant transactions that occurred in 2019:

	Number of					Total		Initial
	Facilities				Country/	Investment		Annual
Period	SNF	ALF	Specialty	MOB	State	(in millions)		Cash Yield(1)
Q1	1	—	—	—	OH	$11.9	(3)	12.00%
Q2	20	1	11	1	CA, CT, IN, NV, SC, TN, TX	440.7	(2)	9.82%
Q2	7	1	3	—	PA, VA	131.8	(3)	9.35%
Q3	3	—	—	—	NC, VA	24.9		9.50%
Q4	58	2	—	—	FL, ID, KY, LA, MS, MO, MT, NC	735.2		8.71%
Total	89	4	14	1		$1,344.5
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	The acquisition was accounted for as a business combination. The other acquisitions were accounted for as asset acquisitions.
(3)	Acquired via a deed-in-lieu of foreclosure.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MedEquities Merger

On May 17, 2019, we completed our merger with MedEquities and its subsidiary operating partnership and the general partner of its subsidiary operating partnership. Pursuant to the Agreement and Plan of Merger, as amended by the First Amendment to the Agreement and Plan of Merger, dated March 26, 2019, (the “Merger Agreement”) we acquired MedEquities and MedEquities was merged with and into Omega (the “Merger”) at the effective time of the Merger with Omega continuing as the surviving company.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pro Forma Acquisition Results

The following unaudited pro forma information presents consolidated financial information as if the MedEquities Merger occurred on January 1, 2018. In the opinion of management, all significant necessary adjustments to reflect the effect of the merger have been made. The following pro forma information is not indicative of future operations.

	Pro Forma
	Year Ended December 31,
	2019	2018

Pro forma revenues	$950,318	$938,782
Pro forma net income	$362,220	$321,232

Earnings per share – diluted:
Net income – as reported	$1.58	$1.40
Net income – pro forma	$1.60	$1.48

2018 Acquisitions and Other

The following table summarizes the significant asset acquisitions that occurred in 2018:

	Number of			Total		Initial
	Facilities		Country/	Investment		Annual

Period	SNF	ALF/ILF	State	(in millions)		Cash Yield (3)
Q1	—	1	U.K.	$4.0	(1)	8.50%
Q1	—	1	U.K.	5.7	(2)	8.50%
Q1	1	—	PA	7.4		9.50%
Q1	1	—	VA	13.2		9.50%
Q2	5	—	TX	22.8		9.50%
Q4	3	1	PA	35.1		9.50%
Q4	1	—	IN	8.3		9.50%
Q4	1	—	OH	9.2		9.50%
Total	12	3		$105.7
(1)	We recorded a non-cash deferred tax liability of approximately $0.4 million in connection with this acquisition.
(2)	We recorded a non-cash deferred tax liability of approximately $0.2 million in connection with this acquisition.
(3)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.

During 2018, we transitioned 21 SNFs and one ALF subject to direct financing leases (not reflected in the table above) with a net carrying value of approximately $184.5 million from an existing operator to five other existing operators subject to single or master operating leases with an initial annual cash yield of approximately 9%. We recorded approximately $184.5 million of real estate investments consisting of land ($11.2 million), building and site improvements ($159.1 million) and furniture and fixtures ($14.2 million) in partial satisfaction of the direct financing leases. In connection with these transitions, we provided the new operators with working capital loans with a maximum borrowing capacity of $45.7 million, commitments to fund capital improvements up to $10.6 million and indemnities with a maximum funding of $7.4 million. Claims against these indemnities must occur within 18 months to 36 months of the transition date. These indemnities were provided to the new operators upon transition and would be utilized in the event that the prior operator does not perform under their transition agreements. As of December 31, 2020, we have not and we do not expect to fund a material amount under these indemnity agreements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Asset Sales, Impairments and Other

During the fourth quarter of 2020, we sold 16 facilities (12 were previously held for sale at September 30, 2020) for approximately $63.7 million in net cash proceeds recognizing a gain on sale of approximately $5.2 million. In addition, we recorded impairments on real estate properties of approximately $30.2 million on seven facilities (none of which were reclassified to held for sale).

In 2020, we sold 43 facilities (six were previously held for sale at December 31, 2019) for approximately $180.9 million in net cash proceeds recognizing a net gain of approximately $19.1 million. In addition, we recorded impairments on real estate properties of approximately $76.0 million on 25 facilities. After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties was approximately $12.3 million as of December 31, 2020, with approximately $0.2 million related to properties classified as assets held for sale. Our impairments were offset by approximately $3.5 million of insurance proceeds received related to a facility that was previously destroyed and impaired.

In 2019, we sold 34 facilities (one was previously held for sale at December 31, 2018) for approximately $219.3 million in net cash proceeds recognizing a net gain of approximately $55.7 million. In addition, we recorded net impairments on real estate properties of approximately $45.3 million on 23 facilities. After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties was approximately $23.4 million as of December 31, 2019, with approximately $4.6 million related to properties classified as assets held for sale. Our impairments were offset by approximately $3.7 million of insurance proceeds received related to two facilities that were previously destroyed and impaired.

In 2018, we sold 78 facilities (22 previously held for sale at December 31, 2017) subject to operating leases for approximately $309.6 million in net proceeds recognizing a gain on sale of approximately $24.8 million. In addition, we recorded impairments on real estate properties of approximately $35.0 million on 35 facilities. Our impairments were offset by $5.2 million of insurance proceeds received related to a facility destroyed in November 2017. After considering the impairments recorded and facilities sold during the year, the total net recorded investment in these properties was approximately $14.8 million as of December 31, 2018, with approximately $1.0 million related to properties classified as assets held for sale.

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

The recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to held for sale, to their estimated fair value less costs to sell. To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 4 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	December 31,	December 31,
	2020	2019

	(in thousands)
Minimum lease payments receivable	$25,947	$27,227
Less unearned income	(14,489)	(15,522)
Investment in direct financing leases	11,458	11,705
Less allowance for credit losses on direct financing leases	(694)	(217)
Investment in direct financing leases – net	$10,764	$11,488

Properties subject to direct financing leases	1	2
Number of direct financing leases	1	2

Orianna Direct Financing Lease

On January 11, 2019, pursuant to a bankruptcy court order, affiliates of Orianna Health Systems (“Orianna”) purchased the remaining 15 SNFs (during 2018 we recorded $27.2 million of additional impairment to reduce the remaining investment in the direct financing lease covering 15 facilities located in the Southeast region of the U.S. to their estimated fair values) subject to the direct financing lease with Orianna for $176 million of consideration, comprised of $146 million in cash received by Orianna and a $30.0 million seller note held by the Company. The $30.0 million note bears interest at 6% per annum and matures on January 11, 2026.  Interest on the unpaid principal balance is due quarterly in arrears. Commencing on January 11, 2022, quarterly principal payments are due based on a 15-year amortization schedule on the then outstanding principal balance of the loan. On the same date, Orianna repaid $25.0 million of our then outstanding debtor in possession financing, including all related interest.

On January 16, 2019, the bankruptcy court confirmed Orianna’s plan of reorganization, creating a Distribution Trust (the “Trust”) to distribute the proceeds from Orianna’s sale of the remaining 15 SNFs, as well as the Trust’s collections of Orianna’s accounts receivable portfolio. In January 2019, we reclassified our net investment in direct financing lease of $115.8 million from the Trust to other assets on our Consolidated Balance Sheets. For the period from January 16, 2019 through December 31, 2019, we received approximately $94 million from the Trust as a partial liquidation.

In March 2019, we received updated information from the Trust indicating diminished collectibility of the accounts receivable owed to us. As a result, we recorded an additional $7.7 million allowance. As of December 31, 2019, our remaining receivable from the Trust was approximately $14.1 million which was recorded in other assets on our Consolidated Balance Sheets. During 2020, we received approximately $17.2 million from the Trust of which approximately $3.1 million is recorded in (recovery) impairment of direct financing leases on our Consolidated Statements of Operations.

NOTE 5 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2020, mortgage notes receivable relate to nine fixed rate mortgages on 62 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states, operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	December 31,	December 31,
	2020	2019

	(in thousands)
Mortgage note due 2027; interest at 10.59%	$112,500	$112,500
Mortgage notes due 2029; interest at 10.53%(1)	670,015	526,520
Other mortgage notes outstanding(2)	136,043	139,448
Mortgage notes receivable, gross	918,558	778,468
Allowance for credit losses on mortgage notes receivable	(33,245)	(4,905)
Total mortgages — net	$885,313	$773,563
(1)	Approximates the weighted average interest rate on 46 facilities. Two notes totaling approximately $29.7 million are construction mortgages with maturities in 2021. Two mortgage notes totaling $43.2 million mature in 2021 and the remaining loan balance matures in 2029.
(2)	Other mortgage notes outstanding have a weighted average interest rate of 9.41% per annum and maturity dates through 2028.

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

$670 Million of Ciena Healthcare (“Ciena”) Mortgage Notes due 2029

●	$415 million amortizing mortgage (the “Master Mortgage”) that matures in 2029. The Master Mortgage note bore an initial interest rate of 9.0% per annum which increases by 0.225% per annum. In May 2020, we amended the Master Mortgage to increase the interest rate by 54 basis points from 10.13% per annum to 10.67% per annum and we sold eight SNFs and one ALF located in Michigan to Ciena for $83.5 million (as discussed below). As of December 31, 2020, the outstanding principal balance of the Master Mortgage note is approximately $374.6 million and is secured by 25 facilities.
●	Additional borrowings in the form of incremental facility mortgages, construction and/or improvement mortgages with maturities through 2029 with initial annual interest rates ranging between 8.5% and 10% and fixed annual escalators of 2% or 2.5% over the prior year’s interest rate, or a fixed increase of 0.225% per annum. As of December 31, 2020, the outstanding principal balance of these mortgage notes which are secured by five facilities is approximately $124.9 million.
●	$44.7 million mortgage note related to five SNFs located in Michigan. The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 9.5% which increases each year by 0.225%. As of December 31, 2020, the outstanding principal balance of this mortgage note is approximately $43.9 million. Additionally, the Company committed to fund an additional $9.6 million to Ciena if certain performance metrics are achieved by the portfolio.
●	$83.5 million mortgage note related to eight SNFs and one ALF located in Michigan. These nine facilities were formerly leased to Ciena and were sold to Ciena by issuance of a first mortgage on May 1, 2020. In connection with this sale, we recorded a loss of $3.6 million related to the write-off of the nine facilities’ straight-line rent receivable. The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 10.31% which increases each year by 2%. As of December 31, 2020, the outstanding principal balance of this mortgage note is approximately $83.4 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

●	$43.2 million of mortgage notes related to two SNFs located in Ohio. The mortgage notes mature on June 30, 2021 and bears an initial annual interest rate of 9.5%. As of December 31, 2020, the outstanding principal balance of these mortgage notes is approximately $43.2 million.

The mortgage notes with Ciena are cross-defaulted and cross-collateralized with our existing master lease and other investment notes with the operator.

NOTE 6 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,	December 31,
	2020	2019

	(in thousands)
Other investment notes due 2022; interest at 13.12% (1)	$83,636	$77,087
Other investment notes due 2024-2025; interest at 8.12% (1)	56,987	58,687
Other investment note due 2023; interest at 12.00%	49,973	52,213
Other investment notes due 2030; interest at 7.00%	147,148	65,000
Other investment notes outstanding (2)	161,155	166,241
Total other investments, gross	498,899	419,228
Allowance for credit losses on other investments	(31,457)	—
Total other investments - net	$467,442	$419,228
(1)	Approximate weighted average interest rate as of December 31, 2020.
(2)	Other investment notes have a weighted average interest rate of 7.75% and maturity dates through 2028.

Other investment notes due 2022

On March 6, 2018, we amended certain terms of our $48.0 million secured term loan with Genesis. The $48.0 million term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum is paid-in-kind and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended to January 1, 2022. This term loan (and the $16.0 million term loan discussed below) are secured by a first priority lien on and security interest in certain collateral of Genesis. As of December 31, 2020, approximately $65.2 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind, and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended to January 1, 2022. As of December 31, 2020, approximately $18.4 million is outstanding on this term loan.

As of December 31, 2020, our total other investments outstanding with Genesis was approximately $83.6 million. We evaluated our loans with Genesis for impairment during 2020, with no incremental provision for credit loss recognized given the underlying collateral value.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other investment notes due 2024-2025

On September 30, 2016, we acquired and amended a term loan with a fair value of approximately $37.0 million with Agemo. A $5.0 million tranche of the term loan that bore interest at 13% per annum was repaid in August 2017. The remaining $32.0 million tranche of the term loan bears interest at 9% per annum and currently matures on December 31, 2024. The $32.0 million term loan is secured by a security interest in certain collateral of Agemo. During the third quarter of 2020, we concluded that the $32.0 million term loan was impaired, based in part on our consideration of information we received in the quarter from the operator regarding substantial doubt as to its ability to continue as a going concern. We recorded a provision for credit loss of $22.7 million to reduce the carrying value of this loan to the fair value of the underlying collateral, which was limited to our $9.3 million letter of credit (a Level 1 input) and placed the loan on a cash basis. We also fully reserved approximately $3.8 million of contractual interest receivable related to the $32.0 million term loan (see Note 2 – Summary of Significant Accounting Policies). As of December 31, 2020, the carrying amount of the loan, net of allowances is approximately $9.3 million.

On May 7, 2018, we provided Agemo a $25.0 million secured working capital loan bearing interest at 7% per annum that matures on April 30, 2025. The working capital loan is primarily secured by a collateral package that includes a second lien on the accounts receivable of the borrowers. The proceeds of the working capital loan were used to pay operating expenses, settlement payments, fees, taxes and other costs approved by the Company. As of December 31, 2020, approximately $25.0 million is outstanding on this working capital loan. During 2020, no incremental provision for credit loss was recorded for this loan given the underlying collateral value.

On November 5, 2019, we provided Agemo a $1.7 million term loan (which was added to the $32.0 million term loan) bearing interest at a fixed rate of 9% per annum with a scheduled maturity in January 2021. This loan was repaid in 2020.

On February 28, 2020, we provided an affiliate of Agemo a $3.5 million term loan bearing interest at a fixed rate of 10% per annum (with the interest paid-in-kind) with a scheduled maturity in February 2021. This loan was repaid in 2020.

At December 31, 2020, the total carrying value of our loans outstanding with Agemo and its affiliates, net of allowances for credit losses, is approximately $34.3 million.

Other investment note due 2023

On February 26, 2016, we acquired and funded a $50.0 million mezzanine loan at a discount of approximately $0.75 million.  In May 2018, the Company amended the mezzanine loan with the borrower which is secured by an equity interest in subsidiaries of the borrower. As part of the refinancing, we increased the mezzanine loan by $10.0 million, extended the maturity date to May 31, 2023 and fixed the interest rate at 12% per annum. The mezzanine loan requires semi-annual principal payments of $2.5 million commencing December 31, 2018. As of December 31, 2020, our total other investments outstanding with this borrower was approximately $50.0 million. In connection with the amendment, we recognized fees of approximately $1.1 million of which $0.5 million was paid at closing with the remainder due at maturity. The discount and loan fees are deferred and are being recognized on an effective basis over the term of the loan.

Other investment notes due 2030

In 2015 and 2017, we entered into two separate $50.0 million and $15.0 million secured revolving credit facilities with Maplewood and its subsidiaries. These revolving credit facilities bore interest at approximately 6.66% per annum and 9.5% per annum, respectively, and were initially scheduled to mature in 2023. As a part of an overall restructuring with this operator, we entered into a $220.5 million secured revolving credit facility with Maplewood on July 31, 2020, of which $132.1 million was drawn at closing. The funds drawn at closing were used to repay our prior credit facilities with Maplewood, as well as other lease obligations owed to us, of which approximately $55.4 million was scheduled to be repaid at termination of the master lease. Loan proceeds under the new credit facility may also be used to fund Maplewood’s working capital needs. Loans made under this facility bear interest at a fixed rate of 7% per annum and mature on June 30, 2030. As of December 31, 2020, $147.1 million remains outstanding on this credit facility to Maplewood.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As a result of entering into the $220.5 million secured revolving credit facility in July 2020, we reassessed our relationship with Maplewood and concluded that Maplewood was a VIE (see Note 7 – Variable Interest Entities).

Other investment note outstanding

On April 17, 2020, we provided a $17.6 million unsecured loan to a subsidiary of Second Spring Healthcare Investments (an entity in which we have an approximate 15% ownership interest, see Note 8 – Investments in Joint Ventures). The loan bears interest at the greater of the prime interest rate or 3-month LIBOR plus 2.75% per annum and is due on demand. As of December 31, 2020, the loan bears interest at 3.25% per annum and has a total outstanding balance of $17.6 million.

NOTE 7 – VARIABLE INTEREST ENTITIES

The following operators are considered VIEs as of December 31, 2020 and 2019.  Below is a summary of our assets and liabilities associated with each operator:

	December 31, 2020		December 31, 2019
	Agemo	Maplewood	Agemo
	(in thousands)		(in thousands)
Assets
Real estate investments – net	$371,010	$750,488	$403,389
Other investments	34,253	147,148	58,687
Contractual receivables	346	887	18,113
Straight-line rent receivables	—	(56,664)	46,247
Lease inducement	—	69,666	6,810
Subtotal	405,609	911,525	533,246

Liabilities
Net in-place lease liability	—	(331)	—
Contingent liability	—	(43,915)	—
Subtotal	—	(44,246)	—

Collateral
Letters of credit	(9,253)	—	(9,253)
Personal guarantee	(8,000)	(40,000)	(8,000)
Other collateral	(371,010)	(750,488)	(403,389)
Subtotal	(388,263)	(790,488)	(420,642)

Maximum exposure to loss	$17,346	$76,791	$112,604

In determining our maximum exposure to loss from these VIEs, we considered the underlying value of the real estate subject to leases with these operators and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any, as well as other liabilities. See Note 6 – Other Investments regarding the terms of our Other Investments with these two operators.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below reflects our total revenues from Agemo and Maplewood for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Agemo	Maplewood	Agemo	Maplewood	Agemo	Maplewood

Revenue
Rental (loss) income(1)	$(22,387)	$52,442	$60,639	$39,111	$59,291	$33,892
Other investment income	4,913	6,951	4,502	4,821	3,500	4,615
Total (2)	$(17,474)	$59,393	$65,141	$43,932	$62,791	$38,507
(1)	The rental income related to Agemo for the year ended December 31, 2020, reflects the write-off of approximately $75.3 million of contractual rent receivable, straight-line rent receivable and lease inducements (see Note 2 – Summary of Significant Accounting Policies).
(2)	For the years ended December 31, 2020, 2019 and 2018, we received cash rental income and other investment income from Agemo of approximately $53.9 million, $53.7 million and $56.8 million, respectively. For the years ended December 31, 2020, 2019 and 2018, we received cash rental income and other investment income from Maplewood of approximately $69.6 million, $44.9 million and $35.5 million, respectively.

NOTE 8 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	December 31,	December 31,
Entity (1)%		Date	Investment(2)	Type	12/31/2020	2020	2019
Second Spring Healthcare Investments(3)	15%	11/1/2016	$50,032	SNF	21	$17,700	$22,504
Lakeway Realty, L.L.C.(4)	51%	5/17/2019	73,834	Specialty facility	1	72,318	73,273
Cindat Joint Venture(5)	49%	12/18/2019	105,688	ALF	67	110,360	103,976
OMG Senior Housing, LLC	50%	12/6/2019	—	ILF	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	746	N/A	N/A	260	131
			$230,300			$200,638	$199,884
(1)	These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture.
(2)	Our investment includes our transaction costs, if any.
(3)	The Company made a loan of $17.6 million to the venture which is included in other investments. See Note 6 – Other Investments. During 2020, this joint venture sold 16 SNFs subject to an operating lease for approximately $259.1 million in net cash proceeds and recognized a gain on sale of approximately $40.4 million. During 2019, this joint venture sold 14 SNFs subject to an operating lease for approximately $311.8 million in net cash proceeds and recognized a gain on sale of approximately $64.0 million. During 2018, this joint venture sold 13 SNFs subject to an operating lease for approximately $164.0 million in net cash proceeds and recognized a loss on sale of approximately $4.6 million. During 2018, this joint venture also recorded $4.2 million of impairment expense on these real estate properties.
(4)	We acquired an interest in a joint venture that owns the Lakeway Regional Medical Center (the “Lakeway Hospital”) in Lakeway, Texas. Our initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. The lessee of the Lakeway Hospital has an option to purchase the facility from the joint venture. The lessee also has a right of first refusal and a right of first offer in the event the joint venture intends to sell or otherwise transfer Lakeway Hospital.
(5)	We acquired a 49% interest in Cindat Ice Portfolio JV, GP Limited, Cindat Ice Portfolio Holdings, LP and Cindat Ice Portfolio Lender, LP. Cindat Ice Portfolio Holdings, LP owns 67 care homes leased to two operators in the U.K. pursuant to operating leases. Cindat Ice Portfolio Lender, LP holds loans to a third-party operator. Our investment in Cindat Joint Venture consists primarily of real estate. Our initial basis difference of approximately $35 million is being amortized on a straight-line basis over approximately 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table reflects our income (loss) from unconsolidated joint ventures for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Entity	2020	2019	2018
	(in thousands)
Second Spring Healthcare Investments	$2,807	$9,490	$381
Lakeway Realty, L.L.C.	2,483	1,479	—
Cindat Joint Venture	1,812	(22)	—
OMG Senior Housing, LLC	(497)	—	—
OH CHS SNP, Inc.	(462)	—	—
Total	$6,143	$10,947	$381

Lakeway Realty, L.L.C.

In connection with the MedEquities Merger on May 17, 2019, the Company acquired a first mortgage lien issued to Lakeway Realty, L.L.C in the original principal amount of approximately $73.0 million bearing interest at 8% per annum based on a 25-year amortization schedule and maturing on March 20, 2025. We determined the acquisition date fair value of the acquired mortgage was $69.1 million.  As of December 31, 2020 and 2019, this mortgage has a carrying value of $67.0 million and $68.3 million, respectively.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For the years ended December 31, 2020, 2019 and 2018, we recognized approximately $1.2 million, $0.9 million and $1.8 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 9 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of	Net Book Value
	Properties	(in thousands)
December 31, 2018	3	$989
Properties sold (1)	(8)	(6,486)
Properties added (2)	11	10,419
December 31, 2019	6	4,922
Properties sold (1)	(25)	(126,532)
Properties added (2)	41	203,062
December 31, 2020 (3)	22	$81,452
(1)	In 2019, we sold seven facilities for approximately $22.9 million in net proceeds recognizing a gain on sale of approximately $14.8 million. One facility classified as held for sale at December 31, 2018 was no longer considered held for sale during the second quarter of 2019 and was reclassified to leased property at approximately $0.3 million which represents the facility’s then carrying value adjusted for depreciation that was not recognized while classified as held for sale. In 2020, we sold 25 facilities and a parcel of land for approximately $142.8 million in net proceeds recognizing a gain on sale of approximately $16.2 million.
(2)	In 2019, we recorded approximately $9.2 million of impairment expense to reduce eight facilities’ book values to their estimated fair values less costs to sell before they were reclassified to assets held for sale. In 2020, we recorded approximately $36.4 million of impairment expense to reduce 11 facilities’ book values to their estimated fair values less costs to sell before they were reclassified to assets held for sale.
(3)	We plan to sell the facilities classified as held for sale at December 31, 2020 within the next twelve months.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 10 – INTANGIBLES

The following is a summary of our lease intangibles as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

	(in thousands)
Assets:
Above market leases	$22,822	$49,240
Accumulated amortization	(20,882)	(21,227)
Net above market leases	$1,940	$28,013

Liabilities:
Below market leases	$139,515	$147,292
Accumulated amortization	(100,996)	(87,154)
Net below market leases	$38,519	$60,138

For the years ended December 31, 2020, 2019 and 2018, our net amortization related to intangibles was $14.2 million, $5.9 million and $10.7 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2021 – $6.8 million; 2022 – $4.7 million; 2023 – $4.5 million; 2024 – $4.4 million; 2025 – $4.2 million and $11.9 million thereafter. As of December 31, 2020, the weighted average remaining amortization period of above market lease assets is approximately ten years and of below market lease liabilities is approximately eight years.

The following is a summary of our goodwill:

(in thousands)
Balance as of December 31, 2019	$644,415
Add: foreign currency translation	438
Add: goodwill from business combination	6,884
Balance as of December 31, 2020	$651,737

NOTE 11 - CONCENTRATION OF RISK

As of December 31, 2020, our portfolio of real estate investments consisted of 967 healthcare facilities, located in 40 states and the U.K. and operated by 69 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.7 billion at December 31, 2020, with approximately 97% of our real estate investments related to long-term care facilities.  Our portfolio is made up of 738 SNFs, 115 ALFs, 28 specialty facilities, two medical office buildings, fixed rate mortgages on 56 SNFs, three ALFs and three specialty facilities and 22 facilities that are held for sale. At December 31, 2020, we also held other investments of approximately $467.4 million, consisting primarily of secured loans to third-party operators of our facilities and $200.6 million of investment in five unconsolidated joint ventures.

At December 31, 2020 and 2019, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena Healthcare (“Ciena”). Ciena generated approximately 11%, 10% and 11% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.  As of December 31, 2020 and 2019, we had approximately $16.0 million and $21.6 million, respectively of other investments outstanding with Ciena and $30.3 million and $32.6 million, respectively of contractual receivables, other receivables and lease inducements with Ciena.

At December 31, 2020, the three states in which we had our highest concentration of investments were Florida (14%), Texas (9%) and Michigan (7%).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 12 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and other deposits, security deposits and letters of credit from certain operators pursuant to our lease and mortgage agreements. These generally represent the rental and/or mortgage interest for periods ranging from three to six months with respect to certain of our investments or the required deposits in connection with our HUD borrowings. At December 31, 2020 and 2019, we held $4.0 million and $9.3 million, respectively, in liquidity and other deposits, $43.2 million and $38.6 million, respectively, in security deposits and $52.5 million and $54.2 million, respectively, in letters of credit.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 13 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

			Annual
			Interest Rate
			as of
			December 31,	December 31,
	Net Proceeds	Maturity	2020	2020	2019

	(in millions)			(in thousands)
Secured borrowings:
HUD mortgages(1)(2)		2046-2052	3.01%	$367,249	$387,405
Term loan(3)		2021	3.50%	2,275	2,275
				369,524	389,680
Unsecured borrowings:
Revolving line of credit(4)(5)		2021	1.27%	101,158	125,000

U.S. term loan(5)		N/A	N/A	—	350,000
Sterling term loan(5)(6)		2022	1.47%	136,700	132,480
Omega OP term loan(7)		2022	3.29%	50,000	75,000
2015 term loan(5)		N/A	N/A	—	250,000
Deferred financing costs – net				(351)	(2,742)
Total term loans – net				186,349	804,738

Senior Notes:(5)
2023 notes	$692.0	2023	4.375%	700,000	700,000
2024 notes	394.3	2024	4.950%	400,000	400,000
2025 notes	397.7	2025	4.500%	400,000	400,000
2026 notes	594.4	2026	5.250%	600,000	600,000
2027 notes	683.0	2027	4.500%	700,000	700,000
2028 notes	540.8	2028	4.750%	550,000	550,000
2029 notes	487.8	2029	3.625%	500,000	500,000
2031 notes(8)	680.5	2031	3.375%	700,000	—
Subordinated debt(2)		2021	9.000%	20,000	13,541
Discount – net				(31,709)	(23,041)
Deferred financing costs – net				(26,070)	(23,778)
Total senior notes and other unsecured borrowings – net				4,512,221	3,816,722

Total unsecured borrowings – net				4,799,728	4,746,460

Total secured and unsecured borrowings – net(9)				$5,169,252	$5,136,140
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at December 31, 2020. Secured by real estate assets with a net carrying value of $571.2 million as of December 31, 2020.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Borrowing is the debt of a consolidated joint venture.
(4)	The Revolving line of credit matures on May 25, 2021, subject to an option by us to extend such maturity date for two, six month periods.
(5)	Guaranteed by Omega OP.
(6)	Actual borrowing in British Pounds Sterling and remeasured to USD.
(7)	Omega OP is the obligor on this borrowing.
(8)	We used the proceeds from this offering to repay the outstanding balance on our U.S. term loan, our 2015 term loan and pay down the Omega OP term loan and Revolving line of credit.
(9)	All borrowings are direct borrowings of Parent unless otherwise noted.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Secured Borrowings

HUD Mortgage Debt

On October 31, 2019, we assumed approximately $389 million in mortgage loans guaranteed by HUD. The HUD loans have maturity dates between 2046 and 2052 with fixed interest rates ranging from 2.82% per annum to 3.24% per annum. The HUD loans may be prepaid subject to an initial penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required.

On August 26, 2020, we paid approximately $13.7 million to retire two mortgage loans guaranteed by HUD that were assumed in 2019 and had an average interest rate of 3.08% per annum with maturities in 2051 and 2052. The payoff included a $0.9 million prepayment fee which is included in loss on debt extinguishment on our Consolidated Statements of Operations.

All HUD loans are subject to the regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, debt service and capital replacement expenditures. As of December 31, 2020, the Company has total escrow reserves of $26.5 million with the loan servicer that is reported within other assets on the Consolidated Balance Sheets. See Note 3 – Properties.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The U.S. Term Loan Facility and the Sterling Term Loan Facility bear interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The U.S. Term Loan Facility and the Sterling Term Loan Facility each mature on May 25, 2022. In October 2020, we repaid the outstanding balance on our U.S. Term Loan Facility and wrote-off $0.8 million of unamortized deferred costs to loss on debt extinguishment on our Consolidated Statements of Operations.

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

In September 2019 and October 2020, we used $25.0 million and $25.0 million, respectively of proceeds from our senior notes issuances to repay borrowings under the 2017 Omega OP Term Loan Facility. At December 31, 2020, we had $50.0 million in outstanding borrowings under this facility.

In connection with the MedEquities Merger on May 17, 2019, we assumed various interest rate swap contracts. We designated the interest rate swap contracts as cash flow hedges of interest rate risk associated with the 2017 Omega OP Credit Agreement. The assumed interest rate swap contracts effectively convert $75 million of our 2017 Omega OP Credit Agreement to an aggregate fixed rate of approximately 3.29% through February 10, 2022. The effective fixed rate achieved by the combination of the 2017 Omega OP Credit Agreement and the interest rate swaps could fluctuate up by 55 basis points or down by 45 basis points based on future changes to our credit ratings. The 2017 Omega OP Credit Agreement will be unhedged for the period after February 10, 2022 through its maturity on May 25, 2022. In October 2020, we terminated $25.0 million of notional value interest rate swaps in connection with the partial repayment and paid our swap counterparty $0.6 million which is recorded in loss on debt extinguishment on our Consolidated Statements of Operations.

Amended 2015 Term Loan Facility

On May 25, 2017, Omega entered into an amended and restated credit agreement (the “Amended 2015 Credit Agreement”), which amended and restated our previous $250 million senior unsecured term loan facility (the “Amended 2015 Term Loan Facility”). The Amended 2015 Term Loan Facility bore interest at LIBOR plus an applicable percentage (with a range of 140 to 235 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. We repaid the Amended 2015 Term Loan Facility in October 2020 with proceeds from the senior notes issuance and wrote-off $0.7 million of unamortized deferred costs to loss on debt extinguishment on our Consolidated Statements of Operations.

As a result of exposure to interest rate movements associated with the Amended 2015 Term Loan Facility, on December 16, 2015, we entered into various forward-starting interest rate swap arrangements, which effectively converted $250 million of our variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.8005% effective December 30, 2016. The effective fixed rate achieved by the combination of the Amended 2015 Term Loan Facility and the interest rate swaps could fluctuate up by 55 basis points or down by 40 basis points based on future changes to our credit ratings. Each of these swaps had a scheduled maturity date of December 15, 2022. In October 2020, we terminated these $250.0 million of notional value interest rate swaps in connection with the repayment of the Amended 2015 Term Loan Facility and paid our swap counterparties $10.3 million which is recorded in loss on debt extinguishment on our Consolidated Statements of Operations.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Subordinated Debt

In connection with a 2010 acquisition, we assumed five separate $4.0 million subordinated notes bearing interest at 9% per annum that mature on December 21, 2021.  Interest on these notes is due quarterly with the principal balance due at maturity.  These subordinated notes may be prepaid at any time without penalty.  To the extent that the operator of the facilities fails to pay rent when due to us under our existing master lease, we have the right to offset the amounts owed to us against the amounts we owe to the lender under the notes. In the fourth quarter of 2019, we had recorded a reserve of $6.5 million in connection with the operator’s failure to pay rent, and we began offsetting certain interest and principal amounts payable by us against this reserve. During 2020, expressly subject to our reservation of rights under the terms of the notes and related agreement, we reversed this reserve, and ceased offsetting amounts against our note payments, as a result of the operator’s payment of all current and past due rent.

$400 Million Forward Starting Swaps

On March 27, 2020, we entered into five forward starting swaps totaling $400 million. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, initially expected to occur within the next five years. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a fixed rate of approximately 0.8675%. In October 2020, we issued $700 million aggregate principal amount of our 3.375% Senior Notes due 2031 and discontinued hedge accounting. Amounts reported in accumulated other comprehensive loss related to these discontinued cash flow hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s debt. Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Other Debt Assumption and Repayment

In connection with the MedEquities Merger on May 17, 2019, we assumed a $125.0 million term loan and outstanding borrowings of $160.1 million under MedEquities’ previous revolving credit facility. We repaid the total outstanding balance on both the term loan and the revolving credit facility and terminated the related agreements on May 17, 2019.

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2020 and 2019, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under the senior unsecured revolving and term loan credit facility, Omega OP term loan and the outstanding senior notes) and their investments in non-guarantor subsidiaries. Substantially all of our assets are held by non-guarantor subsidiaries.

The required principal payments, excluding the premium or discount and deferred financing costs on our secured and unsecured borrowings, for each of the five years following December 31, 2020 and the aggregate due thereafter are set forth below:

(in thousands)
2021	$130,876
2022	194,370
2023	707,904
2024	408,144
2025	408,393
Thereafter	3,377,695
Total	$5,227,382

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In 2020, we paid approximately $10.9 million to our swap counterparties to settle certain interest rate swaps with an aggregate notional value of $275 million related to the 2015 term loan and the Omega OP term loan. In addition, we recorded approximately $1.5 million of write-offs of unamortized deferred financing costs. We also paid $0.9 million in prepayment penalties associated with two mortgage loans guaranteed by HUD and costs associated with the repayment of the U.S. term loan, the 2015 term loan and the partial paydown of the Omega OP term loan.

NOTE 14 - FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At December 31, 2020 and 2019, the net carrying amounts and fair values of other financial instruments were as follows:

	2020		2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$10,764	$10,764	$11,488	$11,488
Mortgage notes receivable – net	885,313	924,353	773,563	819,083
Other investments – net	467,442	474,552	419,228	412,934
Total	$1,363,519	$1,409,669	$1,204,279	$1,243,505
Liabilities:
Revolving line of credit	$101,158	$101,158	$125,000	$125,000
Term loan	2,275	2,275	2,275	2,275
U.S. term loan	—	—	348,878	350,000
Sterling term loan	136,453	136,700	132,059	132,480
Omega OP term loan	49,896	50,000	74,763	75,000
2015 term loan	—	—	249,038	250,000
4.375% notes due 2023 – net	696,981	770,635	695,812	749,693
4.95% notes due 2024 – net	396,714	441,194	395,702	442,327
4.50% notes due 2025 – net	396,924	444,652	396,163	430,529
5.25% notes due 2026 – net	596,437	697,993	595,732	675,078
4.50% notes due 2027 – net	690,909	794,294	689,445	759,475
4.75% notes due 2028 – net	542,899	633,950	541,891	602,967
3.625% notes due 2029 – net	489,472	532,248	488,263	500,792
3.375% notes due 2031 – net	681,802	731,541	—	—
HUD mortgages – net	367,249	409,004	387,405	379,866
Subordinated debt – net	20,083	21,599	13,714	15,253
Total	$5,169,252	$5,767,243	$5,136,140	$5,490,735

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

NOTE 15 – TAXES

Omega and Omega OP, including their wholly owned subsidiaries were organized, have operated, and intend to continue to operate in a manner that enables Omega to qualify for taxation as a REIT under Sections 856 through 860 of the Code. On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules. If we fail to meet the requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of the requirements.

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

As a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2020, 2019, and 2018, we distributed dividends in excess of our taxable income.

We currently own stock in an entity that has elected to be taxed as a REIT. This subsidiary entity is required to individually satisfy all of the rules for qualification as a REIT.

We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes. As of December 31, 2020, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $5.7 million. Our NOL carry-forward was fully reserved as of December 31, 2020, with a valuation allowance due to uncertainties regarding realization. Under current law, our NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our NOL carry-forwards generated in our taxable years ended December 31, 2020, December 31, 2019 and December 31, 2018 may be carried forward indefinitely. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified the NOL carryback rules to limit recovery of taxes paid in prior tax periods. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs. We also do not expect that Omega or any Omega entity, including our TRSs, will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of our provision for income taxes:

	December 31,
	2020	2019	2018

	(in millions)
Provision for federal, state and local income taxes	$1.3	$0.8	$0.8
Provision for foreign income taxes	3.6	2.0	2.2
Total provision for income taxes (1)	$4.9	$2.8	$3.0
(1)	The above amounts do not include income or franchise taxes payable to certain states and municipalities.

The following is a summary of deferred tax assets and liabilities:

	December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Federal net operating loss carryforward	$1,194	$1,199

Deferred tax liability:
Foreign deferred tax liability (1)	(10,766)	(11,350)
Valuation allowance on deferred tax asset	(1,194)	(1,199)
Net deferred tax liability	$(10,766)	$(11,350)
(1)	The deferred tax liability primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition.

NOTE 16 – STOCKHOLDERS’ EQUITY

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

$200 Million Stock Repurchase Program

On March 20, 2020, Omega’s Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock from time to time over the twelve months ending March 20, 2021. We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions or in any other manner as determined by Omega’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. Omega has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any of its outstanding common stock under this announced program during 2020.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

$500 Million Equity Shelf Program

On September 3, 2015, we entered into separate Equity Distribution Agreements (collectively, the “Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $500 million (the “2015 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”). Under the terms of the Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $500 million. Sales of the shares, if any, are made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We pay each Manager compensation for sales of the shares up to 2% of the gross sales price per share for shares sold through such Manager under the applicable Equity Shelf Agreements. The table below presents information regarding the shares issued under the Equity Shelf Program for each of the years ended December 31, 2018, 2019, and 2020:

	Shares issued	Average Price	Net Proceeds
Year Ended	(in millions)	Per Share	(in millions)
December 31, 2018	2.3	$33.18	$75.5
December 31, 2019	3.1	34.79	109.0
December 31, 2020	4.2	36.16	152.6

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  On March 23, 2020, we temporarily suspended the DRSPP and on December 17, 2020, we reinstated the DRSPP. The table below presents information regarding the shares issued under the DRSPP for each of the years ended December 31, 2018, 2019, and 2020:

	Shares issued	Gross Proceeds
Year Ended	(in millions)	(in millions)
December 31, 2018	1.5	$46.8
December 31, 2019	3.0	115.1
December 31, 2020	0.1	3.7

Common Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
January 31, 2020	February 14, 2020	$0.67
April 30, 2020	May 15, 2020	0.67
July 31, 2020	August 14, 2020	0.67
November 2, 2020	November 16, 2020	0.67
February 8, 2021	February 16, 2021	0.67

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
Common	2020	2019	2018
Ordinary income	$1.961	$1.763	$1.691
Return of capital	0.654	0.591	0.931
Capital gains	0.065	0.296	0.018
Total dividends paid	$2.680	$2.650	$2.640

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For additional information regarding dividends, see Note 15 – Taxes.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss, net of tax where applicable:

	As of and for the
	Year Ended December 31,

	2020	2019	2018

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(35,100)	$(47,704)	$(26,033)
Translation gain (loss)	16,595	12,646	(21,703)
Realized gain (loss)	78	(42)	32
Ending balance	(18,427)	(35,100)	(47,704)

Derivative Instruments:
Cash flow hedges:
Beginning balance	(2,369)	3,994	1,463
Unrealized gain (loss)	34,712	(7,071)	2,593
Realized (loss) gain (1)	(14,625)	708	(62)
Ending balance	17,718	(2,369)	3,994
Net investment hedge:
Beginning balance	(4,420)	70	(7,070)
Unrealized (loss) gain	(8,911)	(4,490)	7,140
Ending balance	(13,331)	(4,420)	70
Total accumulated other comprehensive loss before noncontrolling interest	(14,040)	(41,889)	(43,640)
Add: portion included in noncontrolling interest	1,272	2,031	1,988
Total accumulated other comprehensive loss for Omega	$(12,768)	$(39,858)	$(41,652)
(1)	Recorded in interest expense and loss on debt extinguishment on the Consolidated Statements of Operations.

NOTE 17 – STOCK-BASED COMPENSATION

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Performance Based Restricted Equity Awards

Performance-based restricted equity awards include performance restricted stock units (“PRSUs”) and PIUs.  PRSUs and PIUs are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. PRSUs and PIUs have varying degrees of performance requirements to achieve vesting, and each PRSU and PIU award represents the right to a variable number of shares of common stock or partnership units.  Each PIU once earned is convertible into one Omega OP Unit in Omega OP, subject to certain conditions. The vesting requirements are based on either the (i) total shareholder return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the FTSE NAREIT Equity Health Care Index (“Relative TSR”). We expense the cost of these awards ratably over their service period.

Prior to vesting and the distribution of shares or Omega OP Units, ownership of the PRSUs or PIUs cannot be transferred. Dividend equivalents on the PRSUs are accrued and paid to the extent the applicable performance requirements are met. While each PIU is unearned, the employee receives a partnership distribution equal to 10% of the quarterly approved regular periodic distributions per Omega OP Unit. Partnership distributions (which in the case of normal periodic distributions is equal to the total approved quarterly dividend on Omega’s common stock), less the 10% already paid, on the PIUs accumulate, and if the PIUs are earned, the accumulated distributions are paid.  We used a Monte Carlo model to estimate the fair value for the PRSUs and PIUs granted to the employees. The following are the significant assumptions used in estimating the value of the awards for grants made on the following dates:

	January 1,			January 1,			January 1,
	2018			2019			2020
Closing price on date of grant	$27.54			$35.15			$42.35
Dividend yield	9.44%			7.51%			6.33%
Risk free interest rate at time of grant	1.60%	to	2.05%	2.45%	to	2.57%	1.63%	to	1.68%
Expected volatility	21.03%	to	23.24%	21.78%	to	22.76%	21.26%	to	21.97%

The following table summarizes the activity in restricted stock, RSUs, PRSUs, and PIUs for the years ended December 31, 2018, 2019 and 2020:

	Time Based		Performance Based
		Weighted -		Weighted -	Total
	Number of	Average Grant-	Number of	Average Grant-	Compensation
	Shares/Omega	Date Fair Value	Shares/Omega	Date Fair Value	Cost (1)
	OP Units	per Share	OP Units	per Share	(in millions)
Non-vested at December 31, 2017	337,509	32.78	1,360,780	14.82
Granted during 2018	217,717	28.19	1,012,032	10.40	$16.60
Cancelled during 2018	(5,941)	30.82	—	—
Forfeited during 2018	—	—	(203,380)	11.82
Vested during 2018	(190,412)	33.89	—	—
Non-vested at December 31, 2018	358,873	29.44	2,169,432	13.04
Granted during 2019	160,158	35.20	822,584	14.80	$17.82
Cancelled during 2019	(32,376)	30.38	(125,885)	14.57
Vested during 2019	(188,063)	31.01	(465,044)	15.89
Non-vested at December 31, 2019	298,592	31.44	2,401,087	13.01
Granted during 2020	158,572	39.88	1,208,537	17.11	$27.00
Cancelled during 2020	(2,006)	42.05	(54,076)	16.52
Vested during 2020 (2)	(184,480)	29.28	(658,052)	14.85
Non-vested at December 31, 2020	270,678	$37.78	2,897,496	$14.24
(1)	Total compensation cost to be recognized on the awards based on grant date fair value.
(2)	PRSUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of December 31, 2020, unrecognized compensation costs related to unvested awards to employees is as follows:

●	$4.6 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 36 months.
●	$10.5 million on TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 48 months.
●	$12.1 million on Relative TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 48 months.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards (units). The deferred stock awards (units) participate in future dividend equivalents as well as the change in the value of the Company’s common stock. As of December 31, 2020 and 2019, the Company had 537,236 and 459,389 deferred stock units outstanding.

Tax Withholding for Stock Compensation Plans

Stock withheld to pay tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2020, 2019 and 2018, was $4.7 million, $4.8 million and $1.7 million, respectively.

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

As of December 31, 2020, approximately 3.2 million shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company and certain of its officers, C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth, are defendants in a purported securities class action lawsuit pending in the U.S. District Court for the Southern District of New York (the “Securities Class Action”). Brought by lead plaintiff Royce Setzer and additional plaintiff Earl Holtzman, the Securities Class Action purports to assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. The Securities Class Action alleges that the defendants violated the Exchange Act by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The initial complaint was dismissed with prejudice by the U.S District Court, but the dismissal was overturned by the U.S Court of Appeals for the Second Circuit in 2020. Thereafter, the plaintiffs filed a Second Consolidated Amended Complaint in August 2020. In November 2020, the Company and the officers named in the Securities Class Action filed a Motion to Dismiss the Second Consolidated Amended Complaint, which is fully briefed and pending before the District Court.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Certain derivative actions have also been brought against the officers named in the Securities Class Action, and certain current and former directors of the Company, alleging claims relating to the matters at issue in the Securities Class Action.  These derivative actions are currently stayed pending certain developments in the Securities Class Action.

In  2018, Stourbridge Investments LLC, a purported stockholder of the Company, filed a derivative action purportedly on behalf of the Company in the United States District Court for the Southern District of New York, alleging violations of Section 14(a) of the Exchange Act and state-law claims including breach of fiduciary duty.  The complaint alleges, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna Health Systems, the alleged non-disclosures that are also the subject of the Securities Class Action described above.  The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile.  The case has been stayed pending the entry of judgement or a voluntary dismissal with prejudice in the Securities Class Action.

In 2019, purported stockholder Phillip Swan by his counsel, and stockholders Tom Bradley and Sarah Smith by their counsel, filed derivative actions in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment against the named defendants. Those actions have been consolidated and stayed in the Maryland court pending completion of fact discovery in the Securities Class Action.  Prior to filing suit, each of these stockholders had made demands on the Board of Directors in 2018 that the Company bring such lawsuits. After an investigation and due consideration, and in the exercise of its business judgment, the Board determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the demands.

In addition, in late 2020, Robert Wojcik, a purported shareholder of the Company, filed a derivative action in the U.S. District Court for the District of Maryland, purportedly on behalf of the Company, asserting violations of Section 14(a) of the Exchange Act, Sections 10(b) and 21D of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Wojcik also did not make a demand on the Company prior to filing suit. The case has been stayed pending the entry of judgement or a voluntary dismissal with prejudice in the Securities Class Action.

The Company believes that the claims asserted against it in these lawsuits are without merit and intends to vigorously defend against them.

Other

In September 2016, MedEquities received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Hospital or by providers with financial relationships with Lakeway Hospital. As a result of the acquisition of MedEquities, the Company owns a 51% interest in an unconsolidated partnership that owns Lakeway Hospital (the “Lakeway Realty, L.L.C.”). The CID requested certain documents and information related to the acquisition and ownership of Lakeway Hospital through Lakeway Realty, L.L.C.. The Company has learned that the DOJ is investigating MedEquities’ conduct in connection with its investigation of financial relationships related to Lakeway Hospital, including allegations by the DOJ that these relationships violate and continue to violate the Anti-Kickback Statute and, as a result, related claims submitted to federal payors violated and continue to violate the False Claims Act.  The Company is cooperating fully with the DOJ in connection with the CID and has produced all of the information that has been requested to date.

On September 29, 2020 the Department of Justice announced it had reached a settlement of a False Claims Act case with Lakeway Regional Medical Center wherein Lakeway Regional Medical Center agreed to pay $1.1 million for inducing certain physicians to refer patients by offering a low risk and high return investment in the form of a joint venture to purchase and then lease back the hospital to Lakeway Regional Medical Center. A MedEquities subsidiary was a party to this transaction but was not included in settlement discussions.  The documents relating to the settlement are not publicly available.

The Company believes that the acquisition, ownership and leasing of Lakeway Hospital through the Lakeway Partnership was and is in compliance with all applicable laws. However, due to the uncertainties surrounding this matter and its ultimate outcome, we are unable to determine whether it is probable that any loss has been incurred.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events.  As of December 31, 2020, our maximum funding commitment under these indemnification agreements was approximately $12.6 million.  Claims under these indemnification agreements may be made within 18 months to 72 months of the transition date.  These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.  The Company does not expect to fund a material amount under these indemnification agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at December 31, 2020, are outlined in the table below (in thousands):

Total commitments	$557,119
Amounts funded to date (1)	(450,766)
Remaining commitments (2)	$106,353
(1)	Includes finance costs.
(2)	This amount excludes our remaining commitments to fund under our other investments of approximately $95.7 million.

Environmental Matters

As of December 31, 2020 and 2019, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2020 and 2019, no liability for conditional asset retirement obligations was recorded on our accompanying Consolidated Balance Sheets.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 19 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$163,535	$24,117	$10,300
Restricted cash	4,023	9,263	1,371
Cash, cash equivalents and restricted cash at end of year	$167,558	$33,380	$11,671

Supplemental information:
Interest paid during the year, net of amounts capitalized	$216,206	$205,943	$211,863
Taxes paid during the year	$6,974	$5,097	$4,772

Non cash investing activities
Non cash acquisition of business (See Note 3)	$(1,826)	$(566,966)	$—
Non cash acquisition of real estate (See Note 3)	—	(531,801)	(185,592)
Non cash proceeds from sale of real estate investments (See Note 3 and Note 5)	83,910	—	53,118
Non cash placement of mortgage principal (See Note 3 and Note 5)	(86,936)	—	—
Non cash surrender of mortgage (See Note 3)	—	11,874	—
Non cash investment in other investments (See Note 6)	(121,139)	(27,408)	(16,153)
Non cash proceeds from other investments (See Note 3 and Note 6)	68,025	149,542	7,000
Non cash settlement of direct financing lease (See Note 3)	—	4,970	184,462
Initial non cash right of use asset - ground leases	—	5,593	—
Initial non cash lease liability - ground leases	—	(5,593)	—

Non cash financing activities
Debt assumed in merger (see Note 3)	$—	$285,100	$—
Stock exchanged in merger (see Note 3)	—	281,865	—
Acquisition of other long term borrowings (see Note 13)	—	388,627	—
Non cash disposition of other long-term borrowings (see Note 13)	—	—	(53,118)
Non cash borrowing (repayment) of other long term debt (see Note 13)	6,459	(6,459)	—
Change in fair value of cash flow hedges	19,788	(7,757)	2,531
Remeasurement of debt denominated in a foreign currency	8,911	4,490	(7,140)

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 20 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except per share amounts)
Numerator:
Net income	$163,545	$351,947	$293,884
Deduct: net income attributable to noncontrolling interests	(4,218)	(10,824)	(12,306)

Net income available to common stockholders	$159,327	$341,123	$281,578
Denominator:
Denominator for basic earnings per share	227,741	213,404	200,279
Effect of dilutive securities:
Common stock equivalents	1,239	1,753	691
Net forward share contract	—	179	—
Noncontrolling interest – Omega OP Units	6,124	6,789	8,741
Denominator for diluted earnings per share	235,104	222,125	209,711

Earnings per share - basic:
Net income available to common stockholders	$0.70	$1.60	$1.41
Earnings per share – diluted:
Net income	$0.70	$1.58	$1.40

In September 2019, we entered into a forward equity sales agreement to sell up to an aggregate of 7.5 million shares of our common stock at an initial net price of $40.01 per share, after underwriting discounts and commissions.  On December 27, 2019, we completed the forward equity sale and issued the 7.5 million shares of common stock at a net price of $39.45 per share, and received approximately $295.9 million of net proceeds.  See Note 16 – Stockholders’ Equity – Forward Equity Sales Agreement. The shares issuable prior to settlement of the forward equity sales agreement are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of our common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward equity sales agreement over the number of common shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period).

NOTE 21 – SUBSEQUENT EVENTS

On January 20, 2021, we acquired 24 senior living facilities from Healthpeak Properties, Inc. for $510 million. The acquisition involved the assumption of an in-place master lease with Brookdale Senior Living. The master lease provides for 2021 contractual rent of approximately $43.5 million, and includes 24 facilities representing 2,552 operating units located in Arizona (1), California (1), Florida (1), Illinois (1), New Jersey (1), Oregon (6), Pennsylvania (1), Tennessee (1), Texas (6), Virginia (1) and Washington (4).

In February 2021, we sold 16 facilities for approximately $149.6 million in cash proceeds and recorded a gain on sale of approximately $94.4 million.  These 16 facilities were held for sale as of December 31, 2020 with a carrying value of approximately $49.3 million.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

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

The Company adopted Topic 326 on January 1, 2020. As a result of this adoption, we have disclosed a rollforward of our allowance for credit loss for 2020 in Note 2 – Summary of Significant Accounting Policies.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2020

							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period (3) (5)						Depreciation
				Acquisition						(4)		(7)	in Latest
			Buildings and		Carrying	(6)		Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Consulate Health Care:
Florida (ALF, SNF)	(2)	$57,250	$558,604	$3,709	$—	$—	$57,250	$562,313	$619,563	$62,120	1950 - 2000	1993 - 2019	25 years to 37 years
Louisiana (SNF)	(2)	1,751	25,249	—	—	—	1,751	25,249	27,000	1,558	1962 - 1988	2019	25 years
Mississippi (SNF)	(2)	3,548	56,618	—	—	—	3,548	56,618	60,166	3,432	1965 - 1974	2019	25 years
North Carolina (SNF)	(2)	7,126	94,113	—	—	(711)	7,126	93,402	100,528	17,019	1969 - 1995	2010 - 2019	25 years to 36 years
Pennsylvania (ALF, ILF, SNF)		8,361	82,661	—	—	—	8,361	82,661	91,022	6,385	1964 - 1999	2019	25 years
Virginia (SNF)		1,588	39,215	—	—	—	1,588	39,215	40,803	3,099	1967 - 1975	2019	25 years
Total Consulate Health Care:		$79,624	$856,460	$3,709	$—	$(711)	$79,624	$859,458	$939,082	$93,613

Maplewood Real Estate Holdings, LLC:
Connecticut (ALF)		$25,063	$254,085	$6,959	$—	$—	$25,063	$261,044	$286,107	$45,699	1968 - 2019	2010 - 2017	30 years to 33 years
Massachusetts (ALF, SNF)		19,041	113,728	15,964	—	(680)	19,041	129,012	148,053	28,582	1988 - 2017	2014	30 years to 33 years
New Jersey (ALF)		10,673	—	23,870	826	—	10,673	24,696	35,369	—	N/A	2019	N/A
New York (ALF)		118,606	—	173,571	40,543	—	118,606	214,114	332,720	3,129	2020	2015	25 years
Ohio (ALF)		3,683	27,628	73	—	—	3,683	27,701	31,384	5,735	1999 - 2016	2013 - 2014	30 years to 33 years
Total Maplewood Real Estate Holdings, LLC		$177,066	$395,441	$220,437	$41,369	$(680)	$177,066	$656,567	$833,633	$83,145

Saber Health Group:
Florida (SNF)		$423	$4,422	$283	$—	$—	$423	$4,705	$5,128	$1,269	2009	2011	33 years
North Carolina (SNF)		11,978	129,432	3,806	—	—	11,978	133,238	145,216	29,194	1965 - 2019	2016 - 2019	25 years to 30 years
Ohio (SNF)		3,028	82,070	5,422	—	(268)	3,028	87,224	90,252	20,059	1979 - 2000	2011 - 2016	30 years to 33 years
Pennsylvania (SNF)		6,328	104,222	3,958	—	—	6,328	108,180	114,508	23,810	1873 - 2002	2007 - 2011	33 years
Virginia (SNF, ALF)		19,678	182,438	6,294	—	(285)	19,678	188,447	208,125	24,475	1964 - 2017	2013 - 2020	25 years to 30 years
Total Saber Health Group		$41,435	$502,584	$19,763	$—	$(553)	$41,435	$521,794	$563,229	$98,807

Agemo Holdings, LLC:
Florida (SNF)		$12,311	$148,949	$32,413	$1,468	$—	$12,311	$182,830	$195,141	$60,107	1940 - 2020	1996 - 2016	3 years to 39 years
Georgia (SNF)		3,833	10,847	3,949	—	—	3,833	14,796	18,629	11,321	1964 - 1970	2007	20 years
Kentucky (SNF)		12,893	79,825	3,422	—	—	12,893	83,247	96,140	30,560	1964 - 1980	1999 - 2016	20 years to 33 years
Maryland (SNF)		1,480	19,663	1,183	—	—	1,480	20,846	22,326	9,922	1959 - 1977	2010	29 years to 30 years
Tennessee (ALF, SNF)		7,664	179,849	—	—	—	7,664	179,849	187,513	36,829	1966 - 2016	2014 - 2016	25 years to 30 years
Total Agemo Holdings, LLC		$38,181	$439,133	$40,967	$1,468	$—	$38,181	$481,568	$519,749	$148,739

CommuniCare Health Services, Inc.:
Indiana (SNF)		$20,737	$208,944	$888	$—	$6,093	$20,737	$215,925	$236,662	$35,039	1963 - 2015	2013 - 2020	20 years to 30 years
Maryland (SNF)		7,190	74,029	4,803	—	—	7,190	78,832	86,022	27,810	1921 - 1985	2010 - 2011	25 years to 30 years
Ohio (SNF, BHP)		1,829	17,878	16,230	345	(2,662)	1,829	31,791	33,620	4,158	1979 - 2020	2005 - 2018	30 years to 39 years
Pennsylvania (SNF)		1,753	18,533	11,299	—	—	1,753	29,832	31,585	16,628	1950 - 1964	2005	39 years
Virginia (SNF)		2,408	10,757	1,254	—	—	2,408	12,011	14,419	1,674	1979	2018	30 years
West Virginia (SNF)		450	14,759	184	—	—	450	14,943	15,393	4,496	1963	2011	35 years
Total CommuniCare Health Services, Inc.		$34,367	$344,900	$34,658	$345	$3,431	$34,367	$383,334	$417,701	$89,805

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2020

						Gross Amount at
	Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
	Company		Subsequent to			Close of Period (3) (5)						Depreciation
			Acquisition						(6)		(7)	in Latest
		Buildings and		Carrying	(6)		Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Other:
Alabama (SNF)	$1,817	$33,356	$12,916	$—	$—	$1,817	$46,272	$48,089	$38,527	1960 - 1982	1992 - 1997	31 years to 33 years
Arizona (ALF, SNF)	10,737	86,537	488	—	—	10,737	87,025	97,762	22,325	1949 - 1999	2005 - 2014	33 years to 40 years
Arkansas (ALF, SNF)	2,893	59,094	8,516	—	(36)	2,893	67,574	70,467	38,280	1967 - 1988	1992 - 2014	25 years to 31 years
California (ALF, SH, SNF, TBI)	86,015	460,611	5,095	—	(599)	86,015	465,107	551,122	107,122	1938 - 2013	1997 - 2015	5 years to 35 years
Colorado (ILF, SNF)	11,279	88,830	7,791	—	—	11,279	96,621	107,900	44,818	1925 - 1975	1998 - 2016	20 years to 39 years
Connecticut (SNF)	1,390	6,196	—	—	—	1,390	6,196	7,586	688	1991	2017	25 years
Florida (ALF, SNF)	53,683	527,086	13,016	—	(12,968)	52,743	528,074	580,817	195,254	1933 - 2019	1994 - 2017	2 years to 40 years
Georgia (ALF, SNF)	3,740	47,689	769	—	—	3,740	48,458	52,198	12,080	1967 - 1997	1998 - 2016	30 years to 40 years
Idaho (SNF)	6,205	61,203	1,763	—	(13,922)	6,205	49,044	55,249	18,181	1920 - 2008	1997 - 2014	25 years to 39 years
Indiana (ALF, ILF, IRF, MOB, SH, SNF)	27,792	376,542	435	—	(1,841)	27,771	375,157	402,928	123,502	1942 - 2008	1992 - 2018	20 years to 40 years
Iowa (ALF, SNF)	2,343	59,310	—	—	—	2,343	59,310	61,653	16,245	1961 - 1998	2010 - 2014	23 years to 33 years
Kansas (SNF)	4,153	43,482	14,218	—	(4,850)	4,092	52,911	57,003	17,999	1957 - 1977	2005 - 2011	25 years
Kentucky (ALF, SNF)	3,193	55,267	3,502	—	—	3,193	58,769	61,962	14,809	1969 - 2002	2014	33 years
Louisiana (SNF)	4,925	52,869	22,245	448	(929)	4,925	74,633	79,558	25,795	1957 - 2020	1997 - 2018	22 years to 39 years
Massachusetts (SNF)	4,580	29,444	1,784	—	—	4,580	31,228	35,808	20,820	1964 - 1992	1997 - 2010	20 years to 33 years
Michigan (SNF, ALF)	1,158	48,179	166	—	—	1,158	48,345	49,503	13,004	1964 - 1997	2005 - 2014	25 years to 33 years
Minnesota (ALF, ILF, SNF)	10,502	52,585	5,971	—	—	10,502	58,556	69,058	15,029	1966 - 1983	2014	33 years
Mississippi (SNF)	7,925	177,825	827	—	—	7,925	178,652	186,577	37,677	1962 - 2008	2009 - 2013	20 years to 40 years
Missouri (SNF)	6,268	109,731	693	—	(30,351)	6,259	80,082	86,341	18,417	1955 - 1994	1999 - 2019	25 years to 33 years
Montana (SNF)	1,319	11,698	—	—	—	1,319	11,698	13,017	2,662	1963 - 1971	2005	33 years
Nebraska (SNF)	750	14,892	—	—	—	750	14,892	15,642	4,239	1966 - 1969	2012 - 2015	20 years to 33 years
Nevada (BHS, SH, SNF, TBI)	8,811	92,797	8,350	—	—	8,811	101,147	109,958	24,323	1972 - 2012	2009 - 2017	25 years to 33 years
New Hampshire (ALF, SNF)	1,782	19,837	1,463	—	—	1,782	21,300	23,082	10,823	1963 - 1999	1998 - 2006	33 years to 39 years
New Mexico (SNF)	6,330	45,285	1,612	—	—	6,330	46,897	53,227	9,872	1960 - 1985	2005	10 years to 33 years
North Carolina (SNF)	6,286	89,383	4,580	—	—	6,286	93,963	100,249	36,305	1927 - 1992	1994 - 2017	30 years to 33 years
Ohio (SH, SNF, ALF)	23,010	287,213	4,362	—	—	23,010	291,575	314,585	71,909	1920 - 2007	1994 - 2020	20 years to 39 years
Oklahoma (SNF)	4,148	29,749	—	—	—	4,148	29,749	33,897	13,145	1965 - 2013	2010 - 2013	20 years to 33 years
Oregon (ALF, SNF)	3,641	45,218	4,009	—	—	3,641	49,227	52,868	11,967	1959 - 2004	2005 - 2014	25 years to 33 years
Pennsylvania (ALF, ILF, SNF)	14,762	209,887	366	—	(5)	14,756	210,254	225,010	76,097	1942 - 2012	2004 - 2018	20 years to 39 years
Rhode Island (SNF)	3,299	23,487	3,804	—	—	3,299	27,291	30,590	14,327	1965 - 1981	2006	39 years
South Carolina (SNF)	8,480	76,912	2,860	—	—	8,480	79,772	88,252	19,512	1959 - 2007	2014 - 2016	20 years to 33 years
Tennessee (BHP, SNF)	5,883	99,535	5,897	—	—	5,883	105,432	111,315	54,375	1974 - 2018	1992 - 2017	20 years to 31 years
Texas (SH, ALF, BHS, IRF, MOB, SNF)	66,436	758,981	28,684	125	(62,302)	65,434	726,490	791,924	180,376	1949 - 2019	1997 - 2019	20 years to 40 years
United Kingdom (ALF)	87,678	362,316	8,729	—	(16,476)	86,559	355,688	442,247	61,208	1700 - 2012	2015 - 2020	25 years to 30 years
Vermont (SNF)	318	6,005	602	—	—	318	6,607	6,925	3,103	1971	2004	39 years
Virginia (ALF, SNF)	9,321	124,901	179	—	(174)	9,147	125,080	134,227	24,399	1979 - 2007	2010 - 2017	30 years to 40 years
Washington (ALF, SNF)	11,719	138,055	2,736	—	(68)	11,652	140,790	152,442	42,557	1930 - 2004	1995 - 2015	20 years to 33 years
West Virginia (SNF)	1,523	52,187	6,878	—	—	1,523	59,065	60,588	38,718	1961 - 1996	1994 - 2008	25 years to 39 years
Wisconsin (SNF)	399	4,581	2,154	—	—	399	6,735	7,134	2,316	1974	2005	33 years
Total Other	$516,493	$4,868,755	$187,460	$573	$(144,521)	$513,094	$4,915,666	$5,428,760	$1,482,805

Total	$887,166	$7,407,273	$506,994	$43,755	$(143,034)	$883,767	$7,818,387	$8,702,154	$1,996,914
(1)	The real estate included in this schedule is being used in either the operation of skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), independent living facilities (“ILF”), traumatic brain injury (“TBI”), medical office buildings (“MOB”) or specialty hospitals (“SH”) located in the states or country indicated.
(2)	Certain of the real estate indicated are security for the HUD loan borrowings totaling $367.2 million at December 31, 2020.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2020

(3)

	Year Ended December 31,
	2018	2019	2020
Balance at beginning of period	$7,655,960	$7,746,410	$8,985,994
Acquisitions through foreclosure	—	143,753	—
Acquisitions (a)	294,202	1,201,924	125,060
Impairment	(35,014)	(48,939)	(69,913)
Improvements	187,408	170,997	88,130
Disposals/other	(356,146)	(228,151)	(427,117)
Balance at close of period	$7,746,410	$8,985,994	$8,702,154
(a)	Includes approximately $158.6 million, $750.6 million and $19.1 million of non-cash consideration exchanged and/or valuation adjustments during the years ended December 31, 2018, 2019 and 2020, respectively.

(4)

	Year Ended December 31,
	2018	2019	2020
Balance at beginning of period	$1,376,828	$1,562,619	$1,787,425
Provisions for depreciation	280,871	301,177	329,508
Dispositions/other	(95,080)	(76,371)	(120,019)
Balance at close of period	$1,562,619	$1,787,425	$1,996,914
(5)	The reported amount of our real estate at December 31, 2020 is greater than the tax basis of the real estate by approximately $0.2 billion.
(6)	Reflects bed sales, impairments (including the write-off of accumulated depreciation), land easements and impacts from foreign currency exchange rates.
(7)	To the extent that we acquired an entity previously owning the underlying facility, the acquisition date reflects the date that the entity acquired the facility.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

(in thousands)

December 31, 2020

									Carrying
									Amount of
								Carrying	Loans
							Face	Amount	Subject to
				Final			Amount	of	Delinquent
		Interest	Fixed/	Maturity		Prior	of	Mortgages	Principal
Grouping	Description (1)	Rate	Variable	Date	Periodic Payment Terms	Liens	Mortgages	(3) (4) (6)	or Interest

	First Mortgages
1	Michigan (25 SNFs)	10.90%	F(2)	2029	Interest plus approximately $152.0 of principal payable monthly with $352,454 due at maturity	None	$415,000	$374,607	$—
2	Michigan (5 SNFs)	9.95%	F(2)	2029	Interest plus approximately $11.0 of principal payable monthly with $42,341 due at maturity	None	44,200	43,936	—
3	Michigan (2 SNFs)	10.18%	F(2)	2029	Interest plus approximately $3.0 of principal payable monthly with $10,466 due at maturity	None	11,000	10,900	—
4	Maryland (3 SNFs)	13.75%	F(2)	2028	Interest payable monthly until maturity	None	74,928	35,964	—
5	Ohio (2 SNFs) and Pennsylvania (5 SNFs and 2 ALFs)	10.59%	F(2)	2027	Interest payable monthly until maturity	None	112,500	112,500	—
6	Idaho (1 specialty facility)	10.00%	F	2021	Interest payable monthly until maturity	None	19,000	19,000	—
7	Texas (1specialty facility)	7.85%	F	2025	Interest plus approximately $128.0 of principal payable monthly with $59,749 due at maturity	None	72,960	67,012	—
8	Massachusetts (1 specialty facility)	9.00%	F	2023	Interest plus approximately $50.0 of principal payable monthly with $6,078 due at maturity	None	9,000	7,691	—
9	Tennessee ( 1 SNF)	8.35%	F	2015	Past due	None	6,997	1,472	1,472	(5)
10	Michigan (1 SNF)	9.20%	F(2)	2029	Interest payable monthly until maturity	None	14,045	14,045	—
11	Michigan (1 SNF)	10.18%	F(2)	2029	Interest plus approximately $3.0 of principal payable monthly with $17,613 due at maturity	None	18,147	18,115	—
12	Ohio (2 SNFs)	9.50%	F	2021	Interest payable monthly until maturity	None	43,150	43,150	—
13	Michigan (8 SNFs and 1 ALF)	10.31%	F(2)	2029	Interest plus approximately $13.0 of principal payable monthly with $81,302 due at maturity	None	83,454	83,368	—

	Capital Expenditure Mortgages
17	Michigan	10.23%	F(2)	2029	Interest payable monthly until maturity	None	465	455	—
16	Michigan	11.90%	F(2)	2029	Interest payable monthly until maturity	None	4,220	4,220	—
15	Michigan	11.60%	F(2)	2029	Interest payable monthly until maturity	None	4,120	4,112	—
14	Michigan	11.31%	F(2)	2029	Interest payable monthly until maturity	None	9,645	9,373	—
18	Michigan	10.49%	F(2)	2029	Interest payable monthly until maturity	None	24,175	23,032	—
19	Michigan	9.95%	F(2)	2029	Interest payable monthly until maturity	None	500	490	—
20	Michigan	9.74%	F(2)	2029	Interest payable monthly until maturity	None	5,450	4,726	—
21	Michigan	9.18%	F(2)	2029	Interest payable monthly until maturity	None	2,900	2,542	—
22	Michigan	9.50%	F(2)	2029	Interest payable monthly until maturity	None	200	187	—
23	Michigan	10.23%	F(2)	2029	Interest payable monthly until maturity	None	3,025	3,025	—

	Construction Mortgages
24	Michigan (1 SNF)	10.18%	F(2)	2021	Interest payable monthly until maturity	None	17,032	17,004	—
25	Ohio (1 SNF)	8.50%	F(2)	2021	Interest payable monthly until maturity	None	14,000	12,727	—

	Allowance for credit loss on mortgage loans						—	(28,340)	—

							$1,010,113	$885,313	$1,472
(1)	Loans included in this schedule represent first mortgages, capital expenditure mortgages and construction mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)	Interest on the loans escalates annually at a fixed rate.
(3)	The aggregate cost for federal income tax purposes is approximately $919.2 million.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE — continued

(in thousands)

December 31, 2020

(4)

	Year Ended December 31,
	2018	2019	2020
Balance at beginning of period	$671,232	$710,858	$773,563
Additions during period - new mortgage loans or additional fundings (a)	65,841	129,108	149,957
Deductions during period - collection of principal/other (b)	(26,215)	(66,403)	(9,867)
Allowance for credit loss on mortgage loans	—	—	(28,340)
Balance at close of period	$710,858	$773,563	$885,313
(a)	The 2018 amount includes $0.5 million of non-cash interest paid-in-kind. The 2019 amount includes $0.3 million of non-cash interest paid-in-kind. The 2020 amount includes $0.6 million of non-cash interest paid-in-kind and $86.9 million of non-cash placement of mortgage capital.
(b)	The 2018 amount includes $0.1 million of amortization of premium. The 2019 amount includes $11.9 million of non-cash deed-in-lieu of foreclosure.

(5)	Mortgage written down to the fair value of the underlying collateral.
(6)	Mortgages included in the schedule which were extended during 2020 aggregated approximately $35.1 million.

INDEX TO EXHIBITS TO 2020 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
2.1

Agreement and Plan of Merger, dated as of January 2, 2019, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership, MedEquities Realty Trust, Inc., MedEquities OP GP, LLC and MedEquities Realty Operating Partnership, LP together with First Amendment thereto dated March 26, 2019 (Incorporated by reference to Annex A of Amendment No. 1 to Form S-4, filed March 29, 2019).

3.1

Articles of Amendment and Restatement of Omega Healthcare Investors, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR, filed September 3, 2015).

3.2

Articles Supplementary of Omega Healthcare Investors, Inc. filed with the State Department of Assessments and Taxation of Maryland on November 5, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2019).

3.3	Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of June 8, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).
3.4	Certificate of Limited Partnership of OHI Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 3.121 to the Company’s Form S-4, filed April 16, 2015).
3.5

Second Amended and Restated Agreement of Limited Partnership by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed April 3, 2015).

4.0	See Exhibits 3.1 to 3.5.
4.1

Indenture, dated as of March 11, 2014, by and among the Company, the guarantors named therein, and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 11, 2014).

4.1A

First Supplemental Indenture, dated as of June 27, 2014, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed August 6, 2014).

4.1B

Second Supplemental Indenture, dated as of November 25, 2014, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association, and that certain Third Supplemental Indenture, dated as of January 23, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4B to the Company’s Annual Report on Form 10-K, filed February 27, 2015).

4.1C

Fourth Supplemental Indenture, dated effective as of March 2, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3B to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2015).

4.1D

Fifth Supplemental Indenture, dated as of April 1, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3C to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2015).

4.1E

Sixth Supplemental Indenture, dated as of August 4, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed November 6, 2015).

4.1F

Seventh Supplemental Indenture, dated as of November 9, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2F to the Company’s Annual Report on Form 10-K, filed February 29, 2016).

4.1G

Eighth Supplemental Indenture, dated as of March 29, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2016).

4.1H

Ninth Supplemental Indenture, dated as of May 13, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2016).

4.1I

Tenth Supplemental Indenture, dated as of August 9, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2016).

4.1J

Eleventh Supplemental Indenture, dated as of November 10, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2J to the Company’s Annual Report on Form 10-K, filed February 24, 2017).

4.1K

Twelfth Supplemental Indenture, dated as of March 17, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2017).

4.1L

Thirteenth Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.1M

Fourteenth Supplemental Indenture, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1A to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.2

Indenture, dated as of September 11, 2014, by and among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 11, 2014).

4.2A

First Supplemental Indenture, dated as of November 25, 2014, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association, and that certain Second Supplemental Indenture, dated as of January 23, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5A to the Company’s Annual Report on Form 10-K, filed February 27, 2015).

4.2B

Third Supplemental Indenture, dated effective as of March 2, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed April 16, 2015).

4.2C

Fourth Supplemental Indenture, dated as of April 1, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed April 16, 2015).

4.2D

Fifth Supplemental Indenture, dated as of August 4, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed November 6, 2015).

4.2E

Sixth Supplemental Indenture, dated as of November 9, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3E to the Company’s Annual Report on Form 10-K, filed February 29, 2016).

4.2F

Seventh Supplemental Indenture, dated as of March 29, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2016).

4.2G

Eighth Supplemental Indenture, dated as of May 13, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2016).

4.2H

Ninth Supplemental Indenture, dated as of August 9, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2016).

4.2I

Tenth Supplemental Indenture, dated as of November 10, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3I to the Company’s Annual Report on Form 10-K, filed February 24, 2017).

4.2J

Eleventh Supplemental Indenture, dated as of March 17, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2017).

4.2K

Twelfth Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.2L

Thirteenth Supplemental Indenture, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2A to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.3

Indenture, dated as of March 18, 2015, by and among the Company, the subsidiary guarantors named therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2015).

4.3A

First Supplemental Indenture, dated as of April 1, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5A to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2015).

4.3B

Second Supplemental Indenture, dated as of August 4, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2A to the Company’s Registration Statement on Form S-4, filed October 6, 2015).

4.3C

Third Supplemental Indenture, dated as of November 9, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2B to the Amendment to the Company’s Registration Statement on Form S-4/A, filed November 12, 2015).

4.3D

Fourth Supplemental Indenture, dated as of March 29, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2016).

4.3E

Fifth Supplemental Indenture, dated as of May 13, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2016).

4.3F

Sixth Supplemental Indenture, dated as of August 9, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2016).

4.3G

Seventh Supplemental Indenture, dated as of November 10, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4G to the Company’s Annual Report on Form 10-K, filed February 24, 2017).

4.3H

Eighth Supplemental Indenture, dated as of March 17, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2017).

4.3I

Ninth Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.3J

Tenth Supplemental Indenture, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3A to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.4

Indenture, dated as of September 23, 2015, by and among the Company, each of the subsidiary guarantors listed therein, and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 29, 2015).

4.4A

First Supplemental Indenture, dated as of November 9, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1A to the Company’s Registration Statement on Form S-4, filed November 12, 2015).

4.4B

Second Supplemental Indenture, dated as of March 29, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2016).

4.4C

Third Supplemental Indenture, dated as of May 13, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2016).

4.4D

Fourth Supplemental Indenture, dated as of August 9, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2016).

4.4E

Fifth Supplemental Indenture, dated as of November 10, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5E to the Company’s Annual Report on Form 10-K, filed February 24, 2017).

4.4F

Sixth Supplemental Indenture, dated as of March 17, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2017).

4.4G

Seventh Supplemental Indenture, dated as of May 11, 2017 among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.4H

Eighth Supplemental Indenture, dated as of May 25, 2017 among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4A to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.5

Indenture, dated as of July 12, 2016, by and among the Company, each of the subsidiary guarantors listed therein, and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 12, 2016).

4.5A

First Supplemental Indenture, dated as of August 9, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6A to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2016).

4.5B

Second Supplemental Indenture, dated as of November 10, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6B to the Company’s Annual Report on Form 10-K, filed February 24, 2017).

4.5C

Third Supplemental Indenture, dated as of March 17, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2017).

4.5D

Fourth Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.5E

Fifth Supplemental Indenture, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5A to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.6

Indenture, dated as of April 4, 2017, by and among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 4, 2017).

4.6A

First Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6A to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.6B

Second Supplemental Indenture, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6B to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.7

Indenture, dated as of September 20, 2019, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 20, 2019).

4.8

Indenture, dated as of October 9, 2020, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 9, 2020).

4.8A

First Supplemental Indenture, dated as of October 30, 2020, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed November 3, 2020).

4.9

Description of Securities registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K, filed February 28, 2020).

10.1	Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed February 23, 2018).
10.2

Amended and Restated Deferred Stock Plan, dated October 16, 2012, and forms of related agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.3

Credit Agreement, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein, the lenders named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 31, 2017).

10.3A

First Amendment to the Credit Agreement, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and Bank of America, N.A. dated as of February 1, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, filed February 6, 2019).

10.3B

Second Amendment to Credit Agreement, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and Bank of America, N.A. dated as of October 28, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2020).

10.4

Credit Agreement, dated as of May 25, 2017, among OHI Healthcare Properties Limited Partnership, the lenders named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 31, 2017).

10.4A

First Amendment to the Credit Agreement dated as of May 25, 2017, among OHI Healthcare Properties Limited Partnership and Bank of America, N.A. dated as of February 1, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report Form 8-K, filed February 6, 2019).

10.4B

Second Amendment to the Credit Agreement, dated as of May 25, 2017, among OHI Healthcare Properties Limited Partnership and Bank of America, N.A. dated as of October 28, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2020).

10.5

Amended and Restated Credit Agreement, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein, the lenders named therein and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 31, 2017).

10.5A

First Amendment to the Credit Agreement dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and MUFG Bank, LTD. (F/K/A The Bank of Tokyo-Mitsubishi UFJ, LTD.) dated as of February 1, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report Form 8-K, filed February 6, 2019).

10.5B

Second Amendment to the Credit Agreement, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and MUFG Bank, LTD. (F/K/A The Bank of Tokyo-Mitsubishi UFJ, LTD.) dated as of October 28, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2020).

10.6

Form of Equity Distribution Agreement, dated September 3, 2015, among the Company and each of BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed September 4, 2015).

10.7

Form of Amendment dated September 7, 2018 to Equity Distribution Agreement dated September 3, 2015, among the Company. and each of BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Credit Agricole Securities (USA) Inc., JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Securities Americas Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 7, 2018).

10.8	Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 11, 2018). +
10.8A

2019 Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8A of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8B

2019 Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8B of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8C

2019 Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8C of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8D

2019 Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8D of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8E

2019 Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8E of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8F

2019 Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8F of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.8G

2020 Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8G to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.8H

2020 Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8H to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.8I

2020 Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8I to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.8J

2020 Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8J to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.8K

2020 Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8K to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.8L

2020 Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8L to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.9	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed August 5, 2013). +
10.10

Form of Employment Agreement for Company’s executive officers, other than Ms. Makode, effective as of January 1, 2020 for the Company’s executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 20, 2019). +

10.11

Employment Agreement, effective as of January 1, 2020, between the Company and Gail Makode (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 20, 2019). +

10.12	Form of Amendment to Employment Agreement for the Company’s executive officers, effective as of January 1, 2021 for the Company’s executive officers. +*
10.13	Form of Time-Based Restricted Stock Unit Agreement for Grants made 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 23, 2016). +
10.14

Form of Performance-Based Restricted Stock Unit Agreement for Grants made 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 23, 2016). +

10.15	Form of Performance-Based LTIP Unit Agreement for Grants made 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 23, 2016). +
10.16

Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 10.8 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed May 2, 2011). +

10.17

Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan with form of Deferral Agreement pursuant to the Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan (June 30, 2018) (Incorporated by reference to Exhibit 10.2 to Omega Healthcare Investor Inc.’s Form 10-Q filed August 8, 2018). +

10.18

Transition Agreement and Release, dated as of July 8, 2020, among the Company, Omega Asset Management LLC and Michael D. Ritz (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 14, 2020). +

10.19

Consulting Agreement, entered into as of July 8, 2020 and effective as of August 16, 2020, among the Company and Michael D. Ritz (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed July 14, 2020). +

21.1	Subsidiaries of the Registrant.*
22.1	Subsidiary guarantors of guaranteed securities.*
23.1	Consent of Independent Registered Public Accounting Firm for Omega Healthcare Investors, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Exhibits that are filed or furnished herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	February 22, 2021	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Omega Healthcare Investors, Inc., for itself and in the capacities on the date indicated.

Signatures	Title	Date
/s/ C. Taylor Pickett	Chief Executive Officer	February 22, 2021
C. Taylor Pickett	(Principal Executive Officer)

/s/ Robert O. Stephenson	Chief Financial Officer	February 22, 2021
Robert O. Stephenson	(Principal Financial Officer)

/s/ Neal A. Ballew	Chief Accounting Officer	February 22, 2021
Neal A. Ballew	(Principal Accounting Officer)

/s/ Craig R. Callen	Chairman of the Board	February 22, 2021
Craig R. Callen

/s/ Kapila K. Anand	Director	February 22, 2021
Kapila K. Anand

/s/ Barbara B. Hill	Director	February 22, 2021
Barbara B. Hill

/s/ Kevin J. Jacobs	Director	February 22, 2021
Kevin J. Jacobs

/s/ Edward Lowenthal	Director	February 22, 2021
Edward Lowenthal

/s/ C. Taylor Pickett	Director	February 22, 2021
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 22, 2021
Stephen D. Plavin /s/ Burke W. Whitman	Director	February 22, 2021
Burke W. Whitman