Form 10-Q
period 2021-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2021-05-04
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 29, 2021, there were 235,359,702 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$9,261,190	$8,702,154
Less accumulated depreciation	(2,069,822)	(1,996,914)
Real estate investments – net	7,191,368	6,705,240
Investments in direct financing leases – net	10,757	10,764
Mortgage notes receivable – net	890,068	885,313
	8,092,193	7,601,317
Other investments – net	444,719	467,442
Investments in unconsolidated joint ventures	204,646	200,638
Assets held for sale – net	7,922	81,452
Total investments	8,749,480	8,350,849

Cash and cash equivalents	51,376	163,535
Restricted cash	4,522	4,023
Contractual receivables – net	11,428	10,408
Other receivables and lease inducements	236,669	234,666
Goodwill	651,679	651,737
Other assets	117,648	82,231
Total assets	$9,822,802	$9,497,449

LIABILITIES AND EQUITY
Revolving line of credit	$135,000	$101,158
Term loans – net	49,914	186,349
Secured borrowings	367,685	369,524
Senior notes and other unsecured borrowings – net	4,855,286	4,512,221
Accrued expenses and other liabilities	256,338	280,824
Deferred income taxes	10,249	10,766
Total liabilities	5,674,472	5,460,842

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding - none	—	—
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 233,386 shares as of March 31, 2021 and 231,199 as of December 31, 2020	23,338	23,119
Common stock – additional paid-in capital	6,226,543	6,152,887
Cumulative net earnings	2,754,713	2,594,735
Cumulative dividends paid	(5,074,432)	(4,916,097)
Accumulated other comprehensive income (loss)	23,230	(12,768)
Total stockholders’ equity	3,953,392	3,841,876
Noncontrolling interest	194,938	194,731
Total equity	4,148,330	4,036,607
Total liabilities and equity	$9,822,802	$9,497,449

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Rental income	$237,761	$221,500
Income from direct financing leases	258	258
Mortgage interest income	23,625	19,685
Other investment income	11,652	10,652
Miscellaneous income	472	929
Total revenues	273,768	253,024

Expenses
Depreciation and amortization	84,849	82,643
General and administrative	16,152	15,923
Real estate taxes	2,729	3,666
Acquisition, merger and transition related costs	1,814	(225)
Impairment on real estate properties	28,689	3,639
Recovery on direct financing leases	(553)	—
(Recovery) provision for credit losses	(1,024)	1,486
Interest expense	58,521	55,202
Total expenses	191,177	162,334

Other income (expense)
Other income (expense) – net	231	(804)
Loss on debt extinguishment	(29,670)	—
Gain on assets sold – net	100,342	1,838
Total other income	70,903	1,034

Income before income tax expense and income from unconsolidated joint ventures	153,494	91,724
Income tax expense	(958)	(1,005)
Income from unconsolidated joint ventures	11,830	1,560
Net income	164,366	92,279
Net income attributable to noncontrolling interest	(4,388)	(2,364)
Net income available to common stockholders	$159,978	$89,915

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.69	$0.40
Diluted:
Net income	$0.69	$0.39

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$164,366	$92,279
Other comprehensive income (loss):
Foreign currency translation	1,186	(18,771)
Cash flow hedges	35,801	(7,844)
Total other comprehensive income (loss)	36,987	(26,615)
Comprehensive income	201,353	65,664
Comprehensive income attributable to noncontrolling interest	(5,377)	(1,679)
Comprehensive income attributable to common stockholders	$195,976	$63,985

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2021 and 2020

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2020	$23,119	$6,152,887	$2,594,735	$(4,916,097)	$(12,768)	$3,841,876	$194,731	$4,036,607
Stock related compensation	2	5,431	—	—	—	5,433	—	5,433
Vesting/exercising of equity compensation plan, net of tax withholdings	13	(2,525)	—	—	—	(2,512)	—	(2,512)
Dividend reinvestment and stock purchase plan	42	15,450	—	—	—	15,492	—	15,492
Equity Shelf Program	162	59,985	—	—	—	60,147	—	60,147
Vesting/exercising of Omega OP Units	—	(4,767)	—	—	—	(4,767)	4,767	—
Common dividends declared ($0.67 per share)	—	—	—	(158,335)	—	(158,335)	—	(158,335)
Conversion and redemption of Omega OP Units to common stock	—	82	—	—	—	82	(82)	—
Omega OP Units distributions	—	—	—	—	—	—	(9,855)	(9,855)
Comprehensive income:
Foreign currency translation	—	—	—	—	1,153	1,153	33	1,186
Cash flow hedges	—	—	—	—	34,845	34,845	956	35,801
Net income	—	—	159,978	—	—	159,978	4,388	164,366
Total comprehensive income								201,353
Balance at March 31, 2021	$23,338	$6,226,543	$2,754,713	$(5,074,432)	$23,230	$3,953,392	$194,938	$4,148,330

Balance at December 31, 2019	$22,663	$5,992,733	$2,463,436	$(4,303,546)	$(39,858)	$4,135,428	$201,166	$4,336,594
Cumulative effect of accounting change	—	—	(28,028)	—	—	(28,028)	(757)	(28,785)
	22,663	5,992,733	2,435,408	(4,303,546)	(39,858)	4,107,400	200,409	4,307,809
Stock related compensation	—	4,694	—	—	—	4,694	—	4,694
Vesting/exercising of equity compensation plan, net of tax withholdings	9	(3,158)	—	—	—	(3,149)	—	(3,149)
Dividend reinvestment and stock purchase plan	9	3,738	—	—	—	3,747	—	3,747
Equity Shelf Program	5	1,826	—	—	—	1,831	—	1,831
Vesting/exercising of Omega OP Units	—	(2,608)	—	—	—	(2,608)	2,608	—
Common dividends declared ($0.67 per share)	—	—	—	(154,661)	—	(154,661)	—	(154,661)
Conversion and redemption of Omega OP Units to common stock	—	336	—	—	—	336	(336)	—
Omega OP Units distributions	—	—	—	—	—	—	(7,290)	(7,290)
Comprehensive income:
Foreign currency translation	—	—	—	—	(18,288)	(18,288)	(483)	(18,771)
Cash flow hedges	—	—	—	—	(7,642)	(7,642)	(202)	(7,844)
Net income	—	—	89,915	—	—	89,915	2,364	92,279
Total comprehensive income								65,664
Balance at March 31, 2020	$22,686	$5,997,561	$2,525,323	$(4,458,207)	$(65,788)	$4,021,575	$197,070	$4,218,645

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	March 31,
	2021	2020
Cash flows from operating activities
Net income	$164,366	$92,279
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,849	82,643
Impairment on real estate properties	28,689	3,639
Recovery on direct financing leases	(553)	—
Provision for rental income	2,750	—
(Recovery) provision for credit losses	(1,024)	1,486
Amortization of deferred financing costs and loss on debt extinguishment	32,423	2,461
Accretion of direct financing leases	12	6
Stock-based compensation expense	5,396	4,635
Gain on assets sold – net	(100,342)	(1,838)
Amortization of acquired in-place leases – net	(6,221)	(1,291)
Effective yield payable (receivable) on mortgage notes	311	(87)
Interest paid-in-kind	(1,754)	(1,982)
Loss (income) from unconsolidated joint ventures	72	(951)
Change in operating assets and liabilities – net:
Contractual receivables	(1,020)	(307)
Straight-line rent receivables	(13,459)	(4,784)
Lease inducements	1,168	(13,786)
Other operating assets and liabilities	(19,688)	(23,055)
Net cash provided by operating activities	175,975	139,068
Cash flows from investing activities
Acquisition of real estate	(594,504)	(19,085)
Refund of acquisition deposit	2,500	—
Net proceeds from sale of real estate investments	188,253	18,091
Investments in construction in progress	(9,806)	(27,734)
Proceeds from sale of direct financing lease and related trust	553	—
Placement of mortgage loans	(4,717)	(4,269)
Collection of mortgage principal	1,065	1,335
Investments in unconsolidated joint ventures	(10,443)	(495)
Distributions from unconsolidated joint ventures in excess of earnings	7,489	179
Capital improvements to real estate investments	(4,012)	(12,758)
Receipts from insurance proceeds	3,017	311
Investments in other investments	(27,636)	(23,813)
Proceeds from other investments	51,911	13,084
Net cash used in investing activities	(396,330)	(55,154)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,210,000	662,466
Payments on credit facility borrowings	(1,177,490)	(266,000)
Receipts of other long-term borrowings	695,128	—
Payments of other long-term borrowings	(490,217)	(1,845)
Payments of financing related costs	(33,836)	—
Receipts from dividend reinvestment plan	15,492	3,747
Payments for exercised options and restricted stock	(2,512)	(3,149)
Net proceeds from issuance of common stock	60,147	1,831
Dividends paid	(158,298)	(154,603)
Distributions to Omega OP Unit Holders	(9,855)	(7,290)
Net cash provided by financing activities	108,559	235,157
Effect of foreign currency translation on cash, cash equivalents and restricted cash	136	(429)
(Decrease) increase in cash, cash equivalents and restricted cash	(111,660)	318,642
Cash, cash equivalents and restricted cash at beginning of period	167,558	33,380
Cash, cash equivalents and restricted cash at end of period	$55,898	$352,022

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2021

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Omega”) was incorporated in the State of Maryland on March 31, 1992 and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, the terms “Omega”, the “Company,” “we,” “our” and “us” refer to Omega Healthcare Investors, Inc. and its consolidated subsidiaries, including Omega OP, references to “Parent” refer to Omega Healthcare Investors, Inc. without regard to its consolidated subsidiaries, and references to “Omega OP” mean OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income derives from fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of March 31, 2021, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K filed with the SEC on February 22, 2021.

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

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, personal protective equipment (“PPE”), quality of care, visitation protocols, staffing levels, and reporting, among other regulations, throughout the pandemic. It remains uncertain when and to what extent vaccination programs for COVID-19, which have been implemented in many of our facilities, will continue to mitigate the effects of COVID-19 in our facilities, or how effective existing vaccines will be against variants of the COVID-19 virus; the impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine in our facilities, as well as participation levels in vaccination programs among the residents and employees of our operators. In addition to the risks associated with managing the spread of the virus, delivery of the vaccines and care of their patients and residents, many of our operators reported incurring, and may continue to incur, significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, many of our operators have reported experiencing declines, in some cases that are material, in occupancy levels as a result of the pandemic, which declines on average appear to be stabilizing. We believe these declines may be in part due to COVID-19 related fatalities at our facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs. We continue to monitor the impact of occupancy declines at many of our operators, and it remains uncertain whether and when demand and occupancy levels will return to pre-COVID-19 levels.

While substantial government support has been allocated to SNFs and to a lesser extent to ALFs, further government support will likely be needed to continue to offset these impacts and it is unclear whether and to what extent such government support has been and will continue to be sufficient and timely to offset these impacts. Further, to the extent the impacts of the pandemic continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of certain of our operators would be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.  Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the COVID-19 pandemic, including potential patient litigation and decreased demand for their services, loss of business due to an interruption in their operations, workforce challenges, new regulatory restrictions, or other liabilities related to gathering restrictions, quarantines, reopening plans, vaccine distribution or delivery, spread of infection or other related factors.

The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ability to control the spread of the outbreak generally and in our facilities and the delivery and efficacy of and participation in vaccination programs and other treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, as well as the future demand for needs-based skilled nursing care and senior living facilities, all of which are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

As of March 31, 2021, we have not consolidated any VIEs, as we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entities.

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

Lease Accounting

Lessor Accounting

As a lessor, our leased real estate properties are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. As of March 31, 2021, we have determined that all but one of our leases should be accounted for as operating leases. One lease is accounted for as a direct financing lease. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

For leases accounted for as operating leases, we retain ownership of the asset and record depreciation expense (see “Business Combinations”, “Asset Acquisitions” and “Real Estate Investments and Depreciation” above for additional information regarding our investment in real estate leased under operating lease agreements). Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on the specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index); or (iii) specific dollar increases over prior years. Rental income from operating leases is generally recognized on a straight-line basis over the lease term when we have determined that the collectibility of substantially all of the lease payments is probable.

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

Lessee Accounting

As a lessee, the Company is party to ground and/or facility leases which are classified as operating leases.  Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on the specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 1.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index); or (iii) specific dollar increases over prior years. The initial terms of our ground leases range between 10 years and 100 years. Our office leases have initial terms of approximately 10 years. Certain leases have options to extend, terminate or purchase the asset and have been considered in our analysis of the lease term and the measurement of the right-of-use assets and lease liabilities. The discount rate utilized in forming the basis of our right of use assets and lease liabilities approximates our cost of debt. We have not recognized a right of use asset and/or lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset. Our right of use assets and lease liabilities are included in other assets and accrued expenses and other liabilities, respectively, on our Consolidated Balance Sheets.

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

The allowance for credit losses on loans is measured using relevant information about past events, including historical credit loss experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the remaining cash flows over the contractual term of the loans. Changes to the allowance for credit losses on loans resulting from quarterly evaluations are recorded through provision for credit losses on the Consolidated Statements of Operations. The Company’s unfunded lending commitments are calculated using the same as the methodology for the loans over the contractual term of the commitment.  The loss estimate is recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets with quarterly changes to the liability recorded through provision for credit losses on the Consolidated Statements of Operations.

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

We have a limited history of incurred losses and consequently have elected to employ external data to perform our expected credit loss calculation. We have elected a probability of default (“PD”) and loss given default (“LGD”) methodology. Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration along with Standards & Poor’s one-year global corporate default rates. Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the United States Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset.   As of March 31, 2021, $10.4 million of contractual interest receivable is recorded in contractual receivables – net on our Consolidated Balance Sheets. We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible. Our assessment of collectibility considers several factors, including, among other things, payment history, the financial strength of the borrower and any guarantors, historical operations and operating trends, current and future economic conditions, expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern) and the value of the underlying collateral of the agreement, if any.

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

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)

Contractual receivables – net	$11,428	$10,408

Effective yield interest receivables	$11,884	$12,195
Straight-line rent receivables	143,599	139,046
Lease inducements	81,186	83,425
Other receivables and lease inducements	$236,669	$234,666

During the first quarter of 2021, we wrote-off approximately $2.7 million of straight-line rent receivables to rental income as a result of transitioning one facility and placing one operator on a cash basis due to changes in our evaluation of the collectibility of future rent payments due under the lease agreement.

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

Foreign Operations

The U.S. dollar (“USD”) is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound (“GBP”). For our consolidated subsidiaries whose functional currency is not the USD, we translate their financial statements into the USD. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (“AOCI”), as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interests, if applicable.

We and certain of our consolidated subsidiaries may have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature in which case the adjustments are included in AOCI and a proportionate amount of gain or loss is allocated to noncontrolling interests, if applicable.

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in AOCI as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. As a matter of policy, we do not use derivatives for trading or speculative purposes. At March 31, 2021 and December 31, 2020, $0.7 million and $1.0 million, respectively, of qualifying cash flow hedges were recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020, $52.6 and $17.0 million, respectively, of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

Net investment hedge

We are exposed to fluctuations in the GBP against its functional currency, the USD, relating to our investments in healthcare-related real estate located in the U.K. For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported in AOCI as a part of the cumulative translation adjustment in our Consolidated Balance Sheets. For nonderivative financial instruments that are designated and qualify as net investment hedges, the foreign currency transaction gain or loss on the nonderivative financial instrument is reported in AOCI as a part of the cumulative translation adjustment in our Consolidated Balance Sheets. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. From the issuance date of our GBP borrowings through the prepayment date in March 2021, we used a nonderivative, GBP-denominated term loan and line of credit totaling £174 million to hedge a portion of our net investments in foreign operations. During March 2021 and concurrent with the prepayment of our GBP-denominated term loan and line of credit, we entered into four foreign currency forwards that mature on March 8, 2024 to hedge a portion of our net investments in foreign operations, effectively replacing the terminated net investment hedge. At March 31, 2021, $0.9 million of qualifying net investment hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

Reclassification

Certain line items on our Consolidated Statements of Operations and Consolidated Statements of Changes in Equity have been reclassified to conform to the current period presentation.

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

A summary of our investments in real estate properties subject to operating leases is as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Buildings	$7,425,801	$6,961,509
Land	935,739	883,765
Furniture and equipment	534,011	518,664
Site improvements	330,833	308,087
Construction in progress	34,806	30,129
Total real estate investments	9,261,190	8,702,154
Less accumulated depreciation	(2,069,822)	(1,996,914)
Real estate investments – net	$7,191,368	$6,705,240

At March 31, 2021, our leased real estate properties included 734 SNFs, 133 ALFs, 35 specialty facilities and two medical office buildings.

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Rental income – operating leases	$235,062	$218,340
Variable lease income – operating leases	2,699	3,160
Total lease income	$237,761	$221,500

The following table summarizes the significant asset acquisitions that occurred during the first three months of 2021:

	Number of				Total		Initial
	Facilities			Country/	Investment		Annual
Period	SNF	ALF	Specialty	State	(in millions)		Cash Yield(1)
Q1	—	17	7	AZ, CA, FL, IL, NJ, OR, PA, TN, TX, VA, WA	$511.3	(2)	8.43%
Q1	6	—	—	FL	83.1		9.25%
Total	6	17	7		$594.4
(1)	The initial annual cash yield reflects the initial annual cash rent divided by the purchase price.
(2)	On January 20, 2021, we acquired 24 facilities from Healthpeak Properties, Inc. The acquisition involved the assumption of an in-place master lease with Brookdale Senior Living Inc.

Asset Sales and Impairments

During the first quarter of 2021, we sold 24 facilities subject to operating leases for approximately $188.3 million in net cash proceeds, recognizing a net gain of approximately $100.3 million. In addition, we recorded impairments on four facilities of approximately $28.7 million (three were subsequently reclassified to assets held for sale).

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

NOTE 3 – MORTGAGE NOTES RECEIVABLE

As of March 31, 2021, mortgage notes receivable relate to nine fixed rate mortgage notes on 63 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states that are operated by seven independent healthcare operating companies. We monitor compliance with the terms of our mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Mortgage note due 2027; interest at 10.81%	$112,500	$112,500
Mortgage notes due 2029; interest at 10.55%(1)	674,205	670,015
Other mortgage notes outstanding(2)	135,505	136,043
Mortgage notes receivable, gross	922,210	918,558
Allowance for credit losses on mortgage notes receivable	(32,142)	(33,245)
Total mortgages — net	$890,068	$885,313
(1)	Approximates the weighted average interest rate on 47 facilities as of March 31, 2021. Two notes totaling approximately $30.7 million are construction mortgages with maturities in 2021. Two mortgage notes totaling $43.2 million mature in 2021 and the remaining loan balance matures in 2029.
(2)	Other mortgages outstanding have a weighted average interest rate of 9.41% per annum as of March 31, 2021 and maturity dates through 2028.

NOTE 4 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Other investment notes due 2024; interest at 13.13% (1)	$85,361	$83,636
Other investment notes due 2024-2025; interest at 8.12% (1)	56,987	56,987
Other investment note due 2023; interest at 12.00%	42,538	49,973
Other investment notes due 2030; interest at 7.00%	162,368	147,148
Other investment notes outstanding (2)	129,407	161,155
Total other investments, gross	476,661	498,899
Allowance for credit losses on other investments	(31,942)	(31,457)
Total other investments - net	$444,719	$467,442
(1)	Approximate weighted average interest rate as of March 31, 2021.
(2)	Other investment notes have a weighted average interest rate of 8.26% as of March 31, 2021 and maturity dates through 2028.

Other investment notes due 2024

On March 6, 2018, we amended certain terms of our $48.0 million secured term loan with Genesis. The $48.0 million term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum is paid-in-kind and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended during the first quarter of 2021 to January 1, 2024. This term loan (and the $16.0 million term loan discussed below) is secured by a first priority lien on and security interest in certain collateral of Genesis. As of March 31, 2021, approximately $66.7 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind, and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended during the first quarter of 2021 to January 1, 2024. As of March 31, 2021, approximately $18.6 million is outstanding on this term loan.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses is as follows:

Segment	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2020	(Recovery) Provision for Credit Loss for the period ended March 31, 2021	Write-offs charged against allowance for the period ended March 31, 2021	Allowance for Credit Loss as of March 31, 2021
		(in thousands)
Segment A-4	Mortgage Notes Receivable	$26,865	$(913)	$-	$25,952
Segment B-3	Mortgage Notes Receivable	954	(38)	-	916
Segment C-5	Mortgage Notes Receivable	433	(107)	-	326
Segment E-6	Mortgage Notes Receivable	4,905	-	-	4,905
Segment F-2	Mortgage Notes Receivable	88	(45)	-	43
	Sub-total	33,245	(1,103)	-	32,142

Segment A-3	Investment in Direct Financing Leases	694	(6)	-	688
	Sub-total	694	(6)	-	688

Segment A-4	Other Investments	24,397	413	-	24,810
Segment B-3	Other Investments	5,113	217	-	5,330
Segment C-2	Other Investments	94	(40)	-	54
Segment D-5	Other Investments	1,853	(10)	(95)	1,748
	Sub-total	31,457	580	(95)	31,942

Segment A-4	Off-Balance Sheet Mortgage Commitments	24	38	-	62
Segment B-3	Off-Balance Sheet Note Commitments	2,305	(538)	-	1,767
Segment C-2	Off-Balance Sheet Note Commitments	116	5	-	121
	Sub-total	2,445	(495)	-	1,950

	Total	$67,841	$(1,024)	$(95)	$66,722

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2021	2020	2019	2018	2017	2016	2015 & older	Revolving Loans	Balance as of March 31, 2021
		(in thousands)
1	Mortgage Notes Receivable	$-	$-	$-	$-	$-	$-	$66,621	$-	$66,621
2	Mortgage Notes Receivable	-	43,150	-	-	-	-	-	-	43,150
3	Mortgage Notes Receivable	-	-	-	-	-	-	35,964	-	35,964
4	Mortgage Notes Receivable	2,685	89,325	18,585	44,395	46,455	37,550	504,559	-	743,554
5	Mortgage Notes Receivable	-	-	-	19,000	-	-	7,544	-	26,544
6	Mortgage Notes Receivable	-	-	-	-	-	-	6,377	-	6,377
	Sub-total	2,685	132,475	18,585	63,395	46,455	37,550	621,065	-	922,210

3	Investment in Direct Financing Leases	-	-	-	-	-	-	11,445	-	11,445
	Sub-total	-	-	-	-	-	-	11,445	-	11,445

2	Other Investments	-	-	-	-	-	-	2,082	10,265	12,347
3	Other Investments	-	-	21,782	30,698	-	-	3,809	171,510	227,799
4	Other Investments	-	-	11,845	114,974	-	75,525	-	5,000	207,344
5	Other Investments	-	467	23,004	5,700	-	-	-	-	29,171
	Sub-total	-	467	56,631	151,372	-	75,525	5,891	186,775	476,661

Total		$2,685	$132,942	$75,216	$214,767	$46,455	$113,075	$638,401	$186,775	$1,410,316

NOTE 6 – VARIABLE INTEREST ENTITIES

As of March 31, 2021 and December 31, 2020, Agemo Holdings, LLC (“Agemo”) and Maplewood Real Estate Holdings, LLC (“Maplewood”) are both VIEs. Below is a summary of our assets, liabilities and collateral associated with these operators as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Agemo	Maplewood	Agemo	Maplewood
	(in thousands)		(in thousands)
Assets
Real estate investments – net	$357,501	749,260	$371,010	$750,488
Assets held for sale	755	—	—	—
Other investments	34,253	162,368	34,253	147,148
Contractual receivables	615	979	346	887
Straight-line rent receivables	—	(52,892)	—	(56,664)
Lease inducement	—	68,326	—	69,666
Subtotal	393,124	928,041	405,609	911,525

Liabilities
Net in-place lease liability	—	(324)	—	(331)
Security deposit	(343)	(4,609)	—	—
Contingent liability	—	(43,915)	—	(43,915)
Subtotal	(343)	(48,848)	—	(44,246)

Collateral
Letters of credit	(9,253)	—	(9,253)	—
Personal guarantee	(8,000)	(40,000)	(8,000)	(40,000)
Other collateral	(358,256)	(749,260)	(371,010)	(750,488)
Subtotal	(375,509)	(789,260)	(388,263)	(790,488)

Maximum exposure to loss	$17,272	$89,933	$17,346	$76,791

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

The table below reflects our total revenues from Agemo and Maplewood for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Agemo	Maplewood	Agemo	Maplewood
	(in thousands)
Revenue
Rental income	$11,492	$19,032	$15,287	$10,140
Other investment income	1,157	2,788	1,241	1,202
Total (1)	$12,649	$21,820	$16,528	$11,342
(1)	For the three months ended March 31, 2021 and 2020, we received cash from Agemo of approximately $14.0 million and $13.7 million, respectively, pursuant to our lease and other investment agreements. For the three months ended March 31, 2021 and 2020, we received cash rental income and other investment income from Maplewood of approximately $19.3 million and $16.8 million, respectively.

NOTE 7 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in the following entities that are accounted for under the equity method (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	March 31,	December 31,
Entity (1)%		Date	Investment(2)	Type	3/31/2021	2021	2020
Second Spring Healthcare Investments(3)	15%	11/1/2016	$50,032	SNF	—	$10,624	$17,700
Second Spring II LLC(4)	15%	3/10/2021	10,330	SNF	5	9,873	—
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	72,077	72,318
Cindat Joint Venture	49%	12/18/2019	105,688	ALF	67	111,871	110,360
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	859	N/A	N/A	201	260
			$240,743			$204,646	$200,638
(1)	These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture.
(2)	Our initial investment includes our transaction costs, if any.
(3)	During the first quarter of 2021, this joint venture sold 16 SNFs to an unrelated third party for approximately $328 million in net proceeds and recognized a gain on sale of approximately $102.2 million ($14.9 million of which represents the Company’s share of the gain). During the first quarter of 2021, this joint venture also sold 5 SNFs to Second Spring II LLC for approximately $70.8 million in net proceeds.
(4)	We acquired approximately a 15% interest in Second Spring II LLC for approximately $10.3 million. During the first quarter of 2021, this joint venture acquired 5 SNFs from Second Spring Healthcare Investments for approximately $70.8 million.

The following table reflects our income (loss) from unconsolidated joint ventures for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Entity	2021	2020

	(in thousands)
Second Spring Healthcare Investments(1)	$11,411	$570
Second Spring II LLC	(457)	—
Lakeway Realty, L.L.C.	645	610
Cindat Joint Venture	486	646
OMG Senior Housing, LLC	(101)	(161)
OH CHS SNP, Inc.	(154)	(105)
Total	$11,830	$1,560
(1)	The income from this unconsolidated joint venture includes a $14.9 million gain on sale of real estate investments.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided.  For each of the three months ended March 31, 2021 and 2020, we recognized approximately $0.2 million of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 8 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Properties Held For Sale
	Number of	Net Book Value
	Properties	(in thousands)
December 31, 2020	22	$81,452
Properties sold (1)	(21)	(81,252)
Properties added (2)	5	7,722
March 31, 2021(3)	6	$7,922
(1)	In the first quarter of 2021, we sold 21 facilities for approximately $187.6 million in net cash proceeds recognizing a net gain on sale of approximately $100.3 million.
(2)	In the first quarter of 2021, we recorded approximately $16.9 million of impairment expense to reduce three facilities’ book value to their estimated fair value less costs to sell before they were reclassified to assets held for sale.

(3) We plan to sell the facilities classified as assets held for sale at March 31, 2021 within the next twelve months.

NOTE 9 – INTANGIBLES

The following is a summary of our intangibles as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

	(in thousands)
Assets:
Above market leases	$22,822	$22,822
Accumulated amortization	(20,966)	(20,882)
Net above market leases	$1,856	$1,940

Liabilities:
Below market leases	$139,100	$139,515
Accumulated amortization	(107,301)	(100,996)
Net below market leases	$31,799	$38,519

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

For the three months ended March 31, 2021 and 2020, our net amortization related to intangibles was $6.2 million and $1.3 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2021 and the subsequent four years is as follows: remainder of 2021 – $3.3 million; 2022 – $4.2 million; 2023 – $4.0 million; 2024 – $3.9 million and 2025 – $3.6 million. As of March 31, 2021, the weighted average remaining amortization period of above market lease assets is approximately ten years and below market lease liabilities is approximately eight years.

The following is a summary of our goodwill as of March 31, 2021:

(in thousands)
Balance as of December 31, 2020	$651,737
Add: foreign currency translation	(58)
Balance as of March 31, 2021	$651,679

NOTE 10 – CONCENTRATION OF RISK

As of March 31, 2021, our portfolio of real estate investments consisted of 974 healthcare facilities, located in 42 states and the U.K. and operated by 70 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $10.2 billion at March 31, 2021, with approximately 97% of our real estate investments related to healthcare facilities. Our portfolio is made up of (i) 735 SNFs, 133 ALFs, 35 specialty facilities, two medical office buildings, (ii) fixed rate mortgages on 57 SNFs, three ALFs and three specialty facilities, and (iii) six facilities that are held for sale. At March 31, 2021, we also held other investments of approximately $444.7 million, consisting primarily of secured loans to third-party operators of our facilities and $204.6 million of investments in six unconsolidated joint ventures.

At March 31, 2021 we had investments with one operator/or manager that exceeded 10% of our total investments: Consulate Health Care (“Consulate”). Consulate also generated approximately 9% and 10% of our total revenues for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, the three states in which we had our highest concentration of investments were Florida (15%), Texas (10%) and Michigan (6%).

NOTE 11 – STOCKHOLDERS’ EQUITY

Dividends

The Board of Directors has declared cash dividends on common stock as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
February 8, 2021	February 16, 2021	$0.67
May 3, 2021	May 17, 2021	0.67

$500 Million Equity Shelf Program

The table below presents information regarding the shares issued under the Equity Shelf Program for the three months ended March 31, 2020 and 2021:

	Shares issued	Average Price	Net Proceeds
Three Months Ended	(in millions)	Per Share	(in millions)
March 31, 2020	0.1	$37.58	$1.8
March 31, 2021	1.6	37.16	60.1

Dividend Reinvestment and Common Stock Purchase Plan

The table below presents information regarding the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three months ended March 31, 2020 and 2021:

	Shares issued	Gross Proceeds
Three Months Ended	(in millions)	(in millions)
March 31, 2020	0.1	$3.7
March 31, 2021	0.4	15.5

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the
	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(18,427)	$(35,100)
Translation gain (loss)	3,530	(31,888)
Realized gain (loss)	666	(70)
Ending balance	(14,231)	(67,058)

Derivative Instruments:
Cash flow hedges:
Beginning balance	17,718	(2,369)
Unrealized gain (loss)	35,191	(7,526)
Realized gain (loss)(1)	610	(318)
Ending balance	53,519	(10,213)
Net investment hedge:
Beginning balance	(13,331)	(4,420)
Unrealized (loss) gain	(3,010)	13,187
Ending balance	(16,341)	8,767
Total accumulated other comprehensive income (loss) before noncontrolling interest	22,947	(68,504)
Add: portion included in noncontrolling interest	283	2,716
Total accumulated other comprehensive income (loss) for Omega	$23,230	$(65,788)
(1)	Recorded in interest expense on the Consolidated Statements of Operations.

NOTE 12 – TAXES

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

We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes. As of March 31, 2021, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $6.5 million. Our NOL carry-forward was fully reserved as of March 31, 2021, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and NOL carry-forwards generated in our taxable years ended December 31, 2018 and after may be carried forward indefinitely. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified the NOL carryback rules to limit recovery of taxes paid in prior tax periods. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs. We also do not expect that Omega or any Omega entity, including our TRSs, will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act.

For the three months ended March 31, 2021 and 2020, we recorded approximately $0.3 million and $0.4 million, respectively, of state and local income tax provisions.  For the three months ended March 31, 2021 and 2020, we recorded approximately $0.7 million and $0.6 million, respectively, of tax provisions for foreign income taxes. The expenses were included in income tax expense on our Consolidated Statements of Operations.

NOTE 13 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Stock-based compensation expense	$5,396	$4,635

We granted 22,051 time based restricted stock units (“RSUs”) and 142,719 time based profits interest units (“PIUs”) during the first quarter of 2021 to certain officers and key employees, and those units vest on December 31, 2023 (three years after the grant date), subject to continued employment and vesting in certain other events.

We also granted 1,232,178 performance based PIUs during the first quarter of 2021 to certain officers and key employees, which are earned based on the level of performance over the performance period (normally three years) and vest quarterly in the fourth year, subject to continued employment and vesting in certain other events.

NOTE 14 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

			Annual
			Interest Rate
			as of
			March 31,	March 31,	December 31,
	Net Proceeds	Maturity	2021	2021	2020

	(in millions)			(in thousands)
Secured borrowings:
HUD mortgages(1)(2)		2046-2052	3.01%	$365,410	$367,249
Term loan(3)		2022	3.75%	2,275	2,275
				367,685	369,524
Unsecured borrowings:
Revolving line of credit(4)(5)		2021	1.36%	135,000	101,158

Sterling term loan(5)(6)		N/A	N/A	—	136,700
Omega OP term loan(7)		2022	3.29%	50,000	50,000
Deferred financing costs – net				(86)	(351)
Total term loans – net				49,914	186,349

Senior Notes:(5)
2023 notes(8)	$692.0	2023	4.375%	350,000	700,000
2024 notes	394.3	2024	4.950%	400,000	400,000
2025 notes	397.7	2025	4.500%	400,000	400,000
2026 notes	594.4	2026	5.250%	600,000	600,000
2027 notes	683.0	2027	4.500%	700,000	700,000
2028 notes	540.8	2028	4.750%	550,000	550,000
2029 notes	487.8	2029	3.625%	500,000	500,000
2031 notes	680.5	2031	3.375%	700,000	700,000
2033 notes(9)	689.3	2033	3.250%	700,000	—
Subordinated debt(2)		2021	9.000%	20,000	20,000
Discount – net				(35,128)	(31,709)
Deferred financing costs – net				(29,586)	(26,070)
Total senior notes and other unsecured borrowings – net				4,855,286	4,512,221

Total unsecured borrowings – net				5,040,200	4,799,728

Total secured and unsecured borrowings – net(10)				$5,407,885	$5,169,252
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at March 31, 2021. Secured by real estate assets with a net carrying value of $564.5 million as of March 31, 2021.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Borrowing is the debt of a consolidated joint venture.
(4)	On April 30, 2021, the Revolving line of credit (which was scheduled to mature on May 25, 2021) was terminated and replaced with a new four-year $1.45 billion senior unsecured credit facility (“Credit Facility”).
(5)	Guaranteed by Omega OP.
(6)	Actual borrowing is in British Pounds Sterling and remeasured to USD. The Sterling term loan was settled in March 2021 using proceeds from the 3.250% 2033 Senior Notes offering.
(7)	Omega OP is the obligor on this borrowing. On April 30, 2021, the Omega OP term loan facility (which was scheduled to mature on May 25, 2022) was terminated and replaced with a new four-year $50 million senior unsecured term loan facility (“OP Term Loan Facility”).
(8)	In March 2021, we used a portion of the proceeds from the 2033 Senior Notes offering to fund the tender offer to purchase $350 million of the 4.375% Senior Notes due 2023. In connection with this transaction, we recorded approximately $29.7 million in related fees, premiums, and expenses which were recorded as Loss on debt extinguishment in our Consolidated Statement of Operations.
(9)	We used the proceeds from this offering to pay down outstanding borrowings on the Revolving Line of Credit, repay the Sterling term loan, and fund the tender offer to purchase $350 million of the 4.375% Senior Notes due 2023 and the payment of accrued interest and related fees, premiums and expenses.
(10)	All borrowings are direct borrowings of Parent unless otherwise noted.

$400 Million Forward Starting Swaps

On March 27, 2020, we entered into five forward starting swaps totaling $400 million. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, initially expected to occur within the next five years. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a fixed rate of approximately 0.8675%. In March 2021, in conjunction with the issuance of $700 million aggregate principal amount of our 3.25% Senior Notes due 2033, we discontinued hedge accounting for these five forward starting swaps. Amounts reported in Accumulated Other Comprehensive Income related to these discontinued cash flow hedging relationships will be reclassified to interest expense over a ten year term. Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

£174 Million Foreign Exchange Forward Starting Swaps

From the issuance date of our GBP borrowings through the prepayment date in March 2021, we used a nonderivative, GBP-denominated term loan and line of credit totaling £174 million to hedge a portion of our net investments in foreign operations. During March 2021 and concurrent with the settlement of our GBP-denominated term loan and repayment of our GBP denominated borrowings under our line of credit, we entered into four foreign currency forwards that mature on March 8, 2024 to hedge a portion of our net investments in foreign operations, effectively replacing the terminated net investment hedge. For these derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2021 and December 31, 2020, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

NOTE 15 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At March 31, 2021 and December 31, 2020, the net carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$10,757	$10,757	$10,764	$10,764
Mortgage notes receivable – net	890,068	929,623	885,313	924,353
Other investments – net	444,719	452,848	467,442	474,552
Total	$1,345,544	$1,393,228	$1,363,519	$1,409,669
Liabilities:
Revolving line of credit	$135,000	$135,000	$101,158	$101,158
Term loan	2,275	2,275	2,275	2,275
Sterling term loan	—	—	136,453	136,700
Omega OP term loan	49,914	50,000	49,896	50,000
4.375% notes due 2023 – net	348,674	379,864	696,981	770,635
4.95% notes due 2024 – net	396,966	445,362	396,714	441,194
4.50% notes due 2025 – net	397,114	436,262	396,924	444,652
5.25% notes due 2026 – net	596,614	685,558	596,437	697,993
4.50% notes due 2027 – net	691,275	770,272	690,909	794,294
4.75% notes due 2028 – net	543,152	607,222	542,899	633,950
3.625% notes due 2029 – net	489,774	511,116	489,472	532,248
3.375% notes due 2031 – net	682,250	693,896	681,802	731,541
3.25% notes due 2033 – net	689,405	671,583	—	—
HUD mortgages – net	365,410	384,979	367,249	409,004
Subordinated debt – net	20,062	21,207	20,083	21,599
Total	$5,407,885	$5,794,596	$5,169,252	$5,767,243

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2020). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company and certain of its officers, C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth, are defendants in a purported securities class action lawsuit pending in the U.S. District Court for the Southern District of New York (the “Securities Class Action”). Brought by lead plaintiff Royce Setzer and additional plaintiff Earl Holtzman, the Securities Class Action purports to assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. The Securities Class Action alleges that the defendants violated the Exchange Act by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The initial complaint was dismissed with prejudice by the U.S. District Court, but the dismissal was overturned by the U.S Court of Appeals for the Second Circuit in 2020. Thereafter, the plaintiffs filed a Second Consolidated Amended Complaint in August 2020. In November 2020, the Company and the officers named in the Securities Class Action filed a Motion to Dismiss the Second Consolidated Amended Complaint, which is fully briefed and pending before the District Court.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events.  As of March 31, 2021, our maximum funding commitment under these indemnification agreements was approximately $8.1 million. Claims under these indemnification agreements may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.  The Company does not expect to fund a material amount under these indemnification agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2021, are outlined in the table below (in thousands):

Total commitments	$596,615
Amounts funded to date (1)	(454,837)
Remaining commitments (2)	$141,778
(1)	Includes finance costs.
(2)	This amount excludes our remaining commitments to fund under our other investments of approximately $81.0 million.

NOTE 17 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands, except per share amounts)
Numerator:
Net income	$164,366	$92,279
Deduct: net income attributable to noncontrolling interests	(4,388)	(2,364)

Net income available to common stockholders	$159,978	$89,915
Denominator:
Denominator for basic earnings per share	232,572	227,261
Effect of dilutive securities:
Common stock equivalents	944	1,261
Noncontrolling interest – Omega OP Units	6,391	5,984
Denominator for diluted earnings per share	239,907	234,506

Earnings per share - basic:
Net income available to common stockholders	$0.69	$0.40
Earnings per share – diluted:
Net income	$0.69	$0.39

NOTE 18 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$51,376	$347,965
Restricted cash	4,522	4,057
Cash, cash equivalents and restricted cash at end of period	$55,898	$352,022

Supplemental information:
Interest paid during the period, net of amounts capitalized	$67,538	$64,457
Taxes paid during the period	$1,509	$2,655

Non cash financing activities
Change in fair value of cash flow hedges	36,672	(7,844)
Remeasurement of debt denominated in a foreign currency	3,010	(13,187)

NOTE 19 – SUBSEQUENT EVENTS

On April 30, 2021, the Company closed a new four-year $1.45 billion senior unsecured credit facility (“Credit Facility”). The Credit Facility replaced a $1.25 billion senior unsecured credit facility that was scheduled to mature on May 25, 2021.

On April 30, 2021, the Company closed a new four-year $50 million senior unsecured term loan facility (“OP Term Loan Facility”) to its operating partnership subsidiary. The OP Term Loan Facility replaced a $50 million senior unsecured term loan facility that was scheduled to mature on May 25, 2022.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the impact of the novel coronavirus (“COVID-19”) on our business and the business of our operators, including without limitation, the extent and duration of the COVID-19 pandemic, increased costs and decreased occupancy levels experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection therewith, the ability of operators to comply with new infection control and vaccine protocols, the long-term impact of vaccination on facility infection rates, and the extent to which continued government support may be available to operators to offset such costs and the conditions related thereto;
(iv)	the ability of any of Omega’s operators in bankruptcy to reject unexpired lease obligations, modify the terms of Omega’s mortgages and impede the ability of Omega to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(v)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	competition in long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(x)	additional regulatory and other changes in the healthcare sector;
(xi)	changes in the financial position of our operators;
(xii)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xiii)	changes in interest rates;
(xiv)	the timing, amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xvi)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(xvii)	our ability to maintain our status as a REIT; and
(xviii)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Overview

Omega Healthcare Investors, Inc. (“Omega”) was incorporated in the State of Maryland on March 31, 1992, and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (“Omega OP”). Unless stated otherwise or the context otherwise requires, the terms “Omega”, the “Company,” “we,” “our” and “us” refer to Omega Healthcare Investors, Inc. and its consolidated subsidiaries, including Omega OP, references to “Parent” refer to Omega Healthcare Properties, Inc. without regard to its consolidated subsidiaries, and references to “Omega OP” mean OHI Healthcare Properties Limited Partnership and its consolidated subsidiaries. As of March 31, 2021, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the Omega OP Units.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs and ALFs, and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) to pay all property-related expenses. Our mortgage revenue derives from fixed rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Our other investment income derives from fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures.  These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments.

COVID-19 Pandemic Update

For the year ended December 31, 2020 and for the first quarter of 2021, we have collected substantially all of the contractual rents owed to us from our operators (other than operators under a forbearance agreement prior to the pandemic). However, the COVID-19 pandemic continues to have a significant impact on our operators. As of April 27, 2021, our operators reported cases of COVID-19 within 212, or 22%, of our 949 operating facilities as of December 31, 2020, which includes cases involving employees and residents. This represents a meaningful decline in cases from the 614 facilities with cases, or 64% of our 959 operating facilities, that our operators reported as of December 22, 2020.  We caution that we have not independently validated such facility virus incidence information, it may be reported on an inconsistent basis by our operators, and we can provide no assurance regarding its accuracy or that there have not been any changes since the time the information was obtained from our operators; we also undertake no duty to update this information. While we believe the decline in reported cases noted above is due in large part to vaccination programs for COVID-19 which have been implemented in many of our facilities, it remains uncertain when and to what extent these vaccination programs will continue to mitigate the effects of COVID-19 in our facilities, or how effective existing vaccines will be against variants of the COVID-19 virus. The impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine in our facilities, as well as participation levels in vaccination programs among the residents and employees of our operators. Our operators have reported considerable variation in participation levels among both employees and residents, which may change over time as additional vaccination clinics are held.

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, personal protective equipment (“PPE”), quality of care, visitation protocols, staffing levels, and reporting, among other regulations, throughout the pandemic. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, many of our operators have reported experiencing declines, in some cases that are material, in occupancy levels as a result of the pandemic, which declines on average appear to be stabilizing. We believe these declines may be in part due to COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While substantial government support, primarily through the federal CARES Act in the U.S. and distribution of PPE, vaccines and testing equipment by federal and state governments, has been allocated to SNFs and to a lesser extent to ALFs, further government support will likely be needed to continue to offset these impacts. It is unclear whether and to what extent such government support will continue to be sufficient and timely to offset these impacts. In particular, it remains unclear as to whether unallocated funds under the Provider Relief Fund will be distributed to our operators in any meaningful way, whether additional funds will be added to the Provider Relief Fund or otherwise allocated to health care operators or our operators, or whether additional Medicaid funds under the recently enacted American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) in the U.S. will ultimately support reimbursement to our operators. Further, to the extent the cost and occupancy impacts on our operators continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of certain of our operators would be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. Citing in part the impact of the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support, during the third and fourth quarters of 2020, four of our operators indicated in their financial statements substantial doubt regarding their ability to continue as going concerns.

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

While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we expect the uncertainties to our business described above to persist at least for the near term until we can gain more information as to the level of costs our operators will continue to experience and for how long, and the level of additional governmental support that will be available to them, the potential support our operators may request from us and the future demand for needs-based skilled nursing care and senior living facilities. We continue to monitor the impact of occupancy declines at many of our operators, and it remains uncertain whether and when demand and occupancy levels will return to pre-COVID-19 levels.

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

The following information supplements and updates, and should be read in conjunction with, the information contained under the caption “Item 1. Business – Government Regulation and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as discussed below, there have been no changes to the matters discussed therein that we believe materially impact us.

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through July 20, 2021,  allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions could contribute to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, continue to have a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s effect on the Company’s and our operators’ operational and financial performance will depend on future developments, including the sufficiency and timeliness of additional governmental relief, the duration, spread and intensity of the outbreak, the impact of new vaccine distributions on our operators and their populations, as well as the difference in how the pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, financial condition and cash flows could be material.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government health care programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses.

The following is a discussion of recent developments regarding certain U.S. laws and regulations generally applicable to our operators, and in certain cases, to us, and their impact. This discussion supplements and should be read in conjunction with the information under the heading “Item 1. Business – Government Regulation and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Reimbursement Changes Related to COVID-19:

U.S. Federal Stimulus Funds, through the CARES Act and Provider Relief Fund, Appropriating $178 Billion to Health Care Providers. In response to the pandemic, Congress enacted a series of economic stimulus and relief measures throughout 2020. On March 18, 2020, the Families First Coronavirus Response Act was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter in which the public health emergency terminates. States will make individual determinations about how this additional Medicaid reimbursement will be applied to SNFs, if at all.

In a further response to the pandemic, the CARES Act authorized approximately $178 Billion to be distributed through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”) to reimburse eligible healthcare providers for health care related expenses or lost revenues that are attributable to coronavirus. The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements.

HHS began distributing Provider Relief Fund grants in April 2020 and has made grants available to various provider groups in three general phases. In May 2020, HHS announced that approximately $9.5 Billion in targeted distributions would be made available to eligible skilled nursing facilities, approximately $2.5 Billion of which were composed of performance-based incentive payments tied to a facility’s infection rate. Approximately $8.5 billion in additional funds were added to the Provider Relief Fund through the American Rescue Plan Act enacted on March 11, 2021; however, these funds are limited to rural providers and suppliers.

As of March 15, 2021, based on data published by HHS, it appears that less than $29 billion of the Provider Relief Fund remains unallocated. HHS continues to evaluate and provide allocations of, and issue regulations and guidance regarding, grants made under the CARES Act and related legislation. There are substantial uncertainties regarding the extent to which our operators will receive funds which have not been allocated, whether additional funds will be allocated to the Provider Relief Fund, health care providers or senior care providers and whether additional payments will be distributed to providers, the financial impact of receiving any of these funds on their operations or financial condition, and whether operators will be able to meet the compliance requirements associated with the funds. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act.

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which have the potential to impact our operators to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments are loans that providers must repay.  Additionally, CMS suspended Medicare sequestration payment adjustments, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020 through December 31, 2021, but also extended sequestration through 2030.  While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

Quality of Care Initiatives and Additional Requirements Related to COVID-19:

In addition to COVID-19 reimbursement changes, several regulatory initiatives announced in 2020 and the first quarter of 2021 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. For example, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds and the implementation of new quality measures. Although the American Rescue Plan Act did not allocate specific funds to SNF or assisted living facility providers, approximately $200 million was allocated to quality improvement organizations to provide infection control and vaccination uptake support to SNFs.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020 and the first quarter of 2021. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. health care system, including the impact on quality of care provided within the skilled nursing industry. These hearings could result in legislation imposing additional requirements on our operators.

Reimbursement Generally:

Medicaid.  The American Rescue Plan Act contains several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. For example, the American Rescue Plan Act increases the FMAP by 10 percentage points for state home and community-based services expenditures beginning April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. As a condition for receiving the FMAP increase, states must enhance, expand, or strengthen their Medicaid home and community-based services program during this period. These potential enhancements to Medicaid reimbursement funding may be offset in certain states by state budgetary concerns, the ability of the state to allocate matching funds and to comply with the new requirements, the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic, and the potential allocation of state Medicaid funds available for reimbursement away from SNFs in favor of home and community-based programs. These challenges may particularly impact us in states where we have a larger presence, including Florida and Texas. In Texas in particular, several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

Medicare.  Payments to providers continue to be increasingly tied to quality and efficiency.  The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act, which became effective on October 1, 2018. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

Department of Justice and Other Enforcement Actions:

SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The Department of Justice (“DOJ”) has historically used the False Claims Act to civilly pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard. For example, California prosecutors announced in March 2021 an investigation into a skilled nursing provider that is affiliated with one of our operators, alleging the chain manipulated the submission of staffing level data in order to improve its Five Star rating. In 2020, the DOJ launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies. Such enforcement activities are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these enforcement activities or investigations incurred by our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on their reputation, business, results of operations and cash flows.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2020.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There have been no material changes to our critical accounting policies or estimates since December 31, 2020.  See also Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2021 and 2020

Revenues

Our revenues for the three months ended March 31, 2021 totaled $273.8 million, an increase of approximately $20.7 million over the same period in 2020. The $20.7 million increase was primarily the result of (i) a $26.8 million increase in rental income resulting from facility acquisitions, facilities placed in service, and facility transitions, (ii) a $4.9 million increase in rental income resulting from the acceleration of certain in-place lease liabilities, and (iii) a $1.0 million increase in other investment income primarily related to new mortgages or notes and additional funding to existing operators. These increases were partially offset by (i) a $8.6 million decrease in rental income resulting from placing operators on cash basis of revenue recognition and (ii) a $3.6 million decrease in rental income resulting from facility sales and facility transitions.

Expenses

Expenses for the three months ended March 31, 2021 totaled $191.2 million, an increase of approximately $28.8 million over the same period in 2020. The $28.8 million increase was primarily due to: (i) a $25.1 million increase in impairment on real estate properties related to four facilities in the first quarter of 2021 (compared to three facilities during the same period in 2020) to reduce their book values to their estimated fair value less costs to sell or fair value, (ii) a $3.1 million increase in interest expense primarily resulting from the issuance during the fourth quarter of 2020 of the $700 million of Senior Notes due 2031 and the issuance during the first quarter of 2021 of the $700 million of Senior Notes due 2033, partially offset by the retirement of term loans in the fourth quarter of 2020, (iii) a $2.2 million increase in depreciation expense primarily resulting from facility acquisitions and capital additions, offset by facility sales and facilities reclassified to assets held for sale, and (iv) a $2.0 million increase in acquisition, merger and transition related costs primarily resulting from the Daybreak transition. These increases were partially offset by (i) a $1.0 million recovery for credit losses primarily resulting from decreases in average time to maturity, decreases in loss rates, and decreases in loan balances compared to a $1.5 million provision for credit losses during the same period in 2020 and (ii) a $0.9 million decrease in real estate taxes primarily related to facility sales and transitions.

Other Income (Expense)

For the three months ended March 31, 2021, total other income was $70.9 million, an increase of approximately $69.9 million over the same period in 2020. The increase was mainly due to a $98.5 million increase in gain on assets sold related to the sale of 24 facilities in the first quarter of 2021 compared to the sale of six facilities during the same period in 2020 offset by a $29.7 million increase in loss on debt extinguishment primarily related to fees, premiums, and expenses related to the purchase of $350 million of the 4.375% Senior Notes due 2023 during the first quarter of 2021.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”) for the three months ended March 31, 2021 was $170.2 million compared to $181.0 million for the same period in 2020.

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

Nareit FFO is a non-GAAP financial measure. We use Nareit FFO as one of several criteria to measure the operating performance of our business. We further believe that by excluding the effect of depreciation, amortization, impairment on real estate assets and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Nareit FFO can facilitate comparisons of operating performance between periods and between other REITs. We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and Nareit FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income. The following table presents our Nareit FFO results for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net income	$164,366	$92,279
Deduct gain from real estate dispositions	(100,342)	(1,838)
Deduct gain from real estate dispositions - unconsolidated joint ventures	(14,924)	(117)
	49,100	90,324
Elimination of non-cash items included in net income:
Depreciation and amortization	84,849	82,643
Depreciation – unconsolidated joint ventures	3,361	3,632
Add back impairments on real estate properties	28,689	3,639
Add back impairments on real estate properties - unconsolidated joint ventures	4,178	—
Add back unrealized loss on warrants	72	775
Nareit FFO	$170,249	$181,013

Portfolio and Recent Developments

The following table summarizes the significant asset acquisitions that occurred during the first three months of 2021:

	Number of				Total		Initial
	Facilities			Country/	Investment		Annual
Period	SNF	ALF	Specialty	State	(in millions)		Cash Yield(1)
Q1	—	17	7	AZ, CA, FL, IL, NJ, OR, PA, TN, TX, VA, WA	$511.3	(2)	8.43%
Q1	6	—	—	FL	83.1		9.25%
Total	6	17	7		$594.4
(1)	The initial annual cash yield reflects the initial cash rent divided by the purchase price.
(2)	On January 20, 2021, we acquired 24 facilities from Healthpeak Properties, Inc. The acquisition involved the assumption of an in-place master lease with Brookdale Senior Living Inc.

Other Recent Developments

On April 30, 2021, the Company closed a new four-year $1.45 billion senior unsecured credit facility (“Credit Facility”). The Credit Facility replaced a $1.25 billion senior unsecured credit facility that was scheduled to mature on May 25, 2021.

On April 30, 2021, the Company closed a new four-year $50 million senior unsecured term loan facility (“OP Term Loan Facility”) to its operating partnership subsidiary. The OP Term Loan Facility replaced a $50 million senior unsecured term loan facility that was scheduled to mature on May 25, 2022.

Asset Held for Sale

As of March 31, 2021, we have 6 facilities, totaling $7.9 million classified as assets held for sale. We expect to sell these facilities over the next twelve months.

Asset Sales, Impairments, Contractual Receivables and Other Receivables and Lease Inducements

Asset Sales

During the first quarter of 2021, we sold 24 facilities subject to operating leases for approximately $188.3 million in net cash proceeds, recognizing a net gain of approximately $100.3 million.

Impairments

During the first quarter of 2021, we recorded impairments on real estate properties of approximately $28.7 million on four facilities (three were subsequently reclassified to assets held for sale). Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to held for sale, to their estimated fair values less costs to sell. To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

Contractual Receivables, Other Receivables and Lease Inducements

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)

Contractual receivables – net	$11,428	$10,408

Effective yield interest receivables	$11,884	$12,195
Straight-line rent receivables	143,599	139,046
Lease inducements	81,186	83,425
Other receivables and lease inducements	$236,669	$234,666

During the first quarter of 2021, we wrote-off approximately $2.7 million of straight-line rent receivables to rental income as a result of transitioning one facility and placing one operator on a cash basis due to changes in our evaluation of the collectibility of future rent payments due under the lease agreement.

Other Investments

Genesis

On March 6, 2018, we amended certain terms of our $48.0 million secured term loan with Genesis. The $48.0 million term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum is paid-in-kind and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended during the first quarter of 2021 to January 1, 2024. This term loan (and the $16.0 million term loan discussed below) is secured by a first priority lien on and security interest in certain collateral of Genesis. As of March 31, 2021, approximately $66.7 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind, and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended during the first quarter of 2021 to January 1, 2024. As of March 31, 2021, approximately $18.6 million is outstanding on this term loan.

Daybreak

During the first quarter of 2021, we transitioned 14 Daybreak facilities to existing operators and sold two Daybreak facilities. As of March 31, 2021, we had two remaining Daybreak facilities with a net book value of approximately $0.7 million, which we expect to sell during the second quarter of 2021. The total annual rent or rent equivalents achieved through transitioning the Daybreak portfolio equal $16.6 million. On April 6, 2021, we terminated the Daybreak master lease and exited that relationship.

We continue to closely monitor the performance of all of our operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At March 31, 2021, we had total assets of $9.8 billion, total equity of $4.1 billion and debt of $5.5 billion, representing approximately 56.9% of total capitalization.

Financing Activities and Borrowing Arrangements

$700 Million 3.250% Senior Notes due 2033

In March 2021, we issued $700 million aggregate principal amount of our 3.250% Senior Notes due 2033 (the “2033 Senior Notes”). The 2033 Senior Notes mature on April 15, 2033. The 2033 Senior Notes were sold at an issue price of 99.304% of their face value before the underwriters’ discount. We used the proceeds from this offering to pay down outstanding borrowings on the Revolving Line of Credit, repay the Sterling term loan, and fund the tender offer to purchase $350 million of the 4.375% Senior Notes due 2023 and the payment of accrued interest and related fees, premiums and expenses. In connection with this transaction, we recorded approximately $29.7 million in related fees, premiums, and expenses which were recorded as Loss on debt extinguishment in our Consolidated Statement of Operations.

$400 Million Forward Starting Swaps

On March 27, 2020, we entered into five forward starting swaps totaling $400 million. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, initially expected to occur within the next five years. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a fixed rate of approximately 0.8675%. In March 2021, in conjunction with the issuance of $700 million aggregate principal amount of our 3.25% Senior Notes due 2033, we discontinued hedge accounting for these five forward starting swaps. Amounts reported in Accumulated Other Comprehensive Income related to these discontinued cash flow hedging relationships will be reclassified to interest expense over a ten year term. Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

£174 Million Foreign Exchange Forward Starting Swaps

From the issuance date of our GBP borrowings through the prepayment date in March 2021, we used a nonderivative, GBP-denominated term loan and line of credit totaling £174 million to hedge a portion of our net investments in foreign operations. During March 2021 and concurrent with the settlement of our GBP-denominated term loan and repayment of our GBP denominated borrowings under our line of credit, we entered into four foreign currency forwards that mature on March 8, 2024 to hedge a portion of our net investments in foreign operations, effectively replacing the terminated net investment hedge. For these derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2021 and December 31, 2020, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued approximately $4.9 billion aggregate principal of senior notes outstanding at March 31, 2021 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of March 31, 2021, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

$500 Million Equity Shelf Program

The table below presents information regarding the shares issued under the Equity Shelf Program for the three months ended March 31, 2020 and 2021:

	Shares issued	Average Price	Net Proceeds
Three Months Ended	(in millions)	Per Share	(in millions)
March 31, 2020	0.1	$37.58	$1.8
March 31, 2021	1.6	37.16	60.1

Dividend Reinvestment and Common Stock Purchase Plan

The table below presents information regarding the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three months ended March 31, 2020 and 2021:

	Shares issued	Gross Proceeds
Three Months Ended	(in millions)	(in millions)
March 31, 2020	0.1	$3.7
March 31, 2021	0.4	15.5

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2021, are outlined in the table below (in thousands):

Total commitments	$596,615
Amounts funded to date (1)	(454,837)
Remaining commitments (2)	$141,778
(1)	Includes finance costs.
(2)	This amount excludes our remaining commitments to fund under our other investments of approximately $81.0 million.

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

For the three months ended March 31, 2021, we paid dividends of approximately $158.3 million to our common stockholders. On February 16, 2021, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 8, 2021.

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

Cash, cash equivalents and restricted cash totaled $55.9 million as of March 31, 2021, a decrease of $111.7 million as compared to the balance at December 31, 2020. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $176.0 million of net cash flow for the three months ended March 31, 2021, as compared to $139.1 million for the same period in 2020, an increase of $36.9 million, which is primarily due to facility acquisitions and transitions, investments in mortgages and other investments, and a reduction in lease inducements provided to our operators.

Investing Activities – Net cash flow from investing activities was an outflow of $396.3 million for the three months ended March 31, 2021, as compared to an outflow of $55.2 million for the same period in 2020. The $341.1 million change in cash flow from investing activities related primarily to a $575.4 million increase in real estate acquisitions, offset by (i) a $170.2 million increase in proceeds from the sales of real estate investments, (ii) a $35.0 million change in other investments – net, (iii) a $26.7 million decrease in investment in construction in progress and capital expenditures and (iv) a $2.5 million refund of an acquisition related deposit in the first quarter of 2021.

Financing Activities – Net cash flow from financing activities was an inflow of $108.6 million for the three months ended March 31, 2021, as compared to an inflow of $235.2 million for the same period in 2020. The $126.6 million change in cash provided by financing activities was primarily related to (i) a $364.0 million change in our credit facility borrowings – net, (ii) a $33.8 million increase in payment of financing related costs and (iii) a $3.7 million increase in dividends paid, offset by (i) a $206.8 million change in other long-term borrowings – net, (ii) a $58.3 million increase in cash proceeds from the issuance of common stock in 2021, as compared to the same period in 2020 and (iii) a $11.7 million increase in net proceeds from our dividend reinvestment plan in 2021, as compared to the same period in 2020.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2021, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In connection with the preparation of our Form 10-Q as of and for the quarter ended March 31, 2021, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of the Company as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Company were effective at a reasonable assurance level as of March 31, 2021.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 16 – Commitments and Contingencies in the Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

In addition to the risk factors previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, investors should carefully consider the following additional risk factor, which should be read in conjunction with the risk factors set forth in such Form 10-K and Form 10-Q and the other information contained in this report and our other filings with the Securities and Exchange Commission.

The COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The COVID-19 pandemic has significantly adversely impacted, and may continue to so impact, SNFs and long term care providers generally, with higher rates of virus transmission and fatality among the elderly and frail populations these facilities serve. As a result, many of our operators have been and may continue to be significantly impacted by the pandemic. In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, PPE, quality of care, visitation protocols, staffing levels, and reporting, among other regulations, throughout the pandemic. It remains uncertain when and to what extent vaccination programs for COVID-19, which have been implemented in many of our facilities, will continue to mitigate the effects of COVID-19 in our facilities, or how effective existing vaccines will be against the variants of the COVID-19 virus; the impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine in our facilities, as well as participation levels in vaccination programs among the residents and employees of our operators. Our operators have reported considerable variation in participation levels among both employees and residents, which may change over time as additional vaccination clinics are held.

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

While substantial government support, primarily through the federal CARES Act in the U.S. and distribution of PPE and testing equipment by federal and state governments, has been allocated to SNFs and to a lesser extent to ALFs, further government support will likely be needed to continue to offset these impacts and it is unclear whether and to what extent such government support has been and will continue to be sufficient and timely to offset these impacts. In particular, it remains unclear as to whether unallocated funds under the Provider Relief Fund will be distributed to our operators in any meaningful way, whether additional funds will be added to the Provider Relief Fund or otherwise allocated to health care operators or our operators, or whether additional Medicaid funds under the federal American Rescue Plan Act will ultimately support reimbursement to our operators. Further, to the extent the impacts of the pandemic continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of certain of our operators would be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.  Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the COVID-19 pandemic, including potential patient litigation and decreased demand for their services, loss of business due to an interruption in their operations, workforce challenges, new regulatory restrictions, or other liabilities related to gathering restrictions, quarantines, reopening plans, vaccine distribution or delivery, spread of infection or other related factors.

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

The extent of the COVID-19 pandemic’s effect on our and our operators’ operational and financial performance will depend on future developments, including the ability to control the spread of the outbreak generally and in our facilities, and the delivery and efficacy of and participation in vaccination programs and other treatments for COVID-19, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic, as well as the future demand for needs-based skilled nursing care and senior living facilities, all of which are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2021, Omega issued an aggregate of 2,221 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the Partnership Agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

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

During the first quarter of 2021, we did not purchase any shares of our outstanding common stock.

Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that may
	Total Number		Announced	be Purchased
	of Shares	Average Price	Plans or	Under these Plans
Period	Purchased	Paid per Share	Programs	or Programs
January 1, 2021 to January 31, 2021	—	$—	—	—
February 1, 2021 to February 28, 2021	—	—	—	—
March 1, 2021 to March 31, 2021	—	—	—	—
Total	—	$—	—	—

Item 6–Exhibits

Exhibit No.
3.1	Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of April 8, 2021 (incorporated by reference to Exhibit 3.1 on the Company’s Form 8-K, filed on April 14, 2021).
4.1

Indenture dated as of March 10, 2021, among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership, as Subsidiary Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 on the Company’s Form 8-K, filed on March 10, 2021).

10.1

Form of Amendment to Employment Agreement for the Company’s executive officers, effective as of January 1, 2021 for the Company’s executive officers (incorporated by reference to Exhibit 10.12 on the Company’s Form 10-K, filed on February 22, 2021).

22.1	Subsidiary guarantors of guaranteed securities.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: May 4, 2021	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 4, 2021	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer