Form 10-Q
period 2021-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2021-08-03
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 29, 2021, there were 238,875,381 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$9,228,332	$8,702,154
Less accumulated depreciation	(2,139,100)	(1,996,914)
Real estate investments – net	7,089,232	6,705,240
Investments in direct financing leases – net	10,807	10,764
Mortgage notes receivable – net	857,162	885,313
	7,957,201	7,601,317
Other investments – net	458,664	467,442
Investments in unconsolidated joint ventures	197,912	200,638
Assets held for sale	35,335	81,452
Total investments	8,649,112	8,350,849

Cash and cash equivalents	100,824	163,535
Restricted cash	3,736	4,023
Contractual receivables – net	10,948	10,408
Other receivables and lease inducements	229,509	234,666
Goodwill	651,697	651,737
Other assets	113,228	82,231
Total assets	$9,759,054	$9,497,449

LIABILITIES AND EQUITY
Revolving credit facility	$—	$101,158
Secured borrowings	365,831	369,524
Senior notes and other unsecured borrowings – net	4,906,734	4,698,570
Accrued expenses and other liabilities	266,818	280,824
Deferred income taxes	9,645	10,766
Total liabilities	5,549,028	5,460,842

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding - none	—	—
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 237,570 shares as of June 30, 2021 and 231,199 as of December 31, 2020	23,756	23,119
Additional paid-in capital	6,377,238	6,152,887
Cumulative net earnings	2,839,236	2,594,735
Cumulative dividends paid	(5,232,692)	(4,916,097)
Accumulated other comprehensive income (loss)	4,523	(12,768)
Total stockholders’ equity	4,012,061	3,841,876
Noncontrolling interest	197,965	194,731
Total equity	4,210,026	4,036,607
Total liabilities and equity	$9,759,054	$9,497,449

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

			r
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Rental income	$220,955	$221,532	$458,716	$443,032
Income from direct financing leases	257	259	515	517
Mortgage interest income	24,021	21,680	47,646	41,365
Other investment income	11,813	10,932	23,465	21,584
Miscellaneous income	374	1,992	846	2,921
Total revenues	257,420	256,395	531,188	509,419

Expenses
Depreciation and amortization	85,799	83,586	170,648	166,229
General and administrative	15,200	13,969	31,352	29,892
Real estate taxes	3,001	3,655	5,730	7,321
Acquisition, merger and transition related costs	—	251	1,814	26
Impairment on real estate properties	8,822	11,988	37,511	15,627
Recovery on direct financing leases	(164)	(752)	(717)	(752)
Provision for credit losses	3,536	15	2,512	1,501
Interest expense	58,879	55,252	117,400	110,454
Total expenses	175,073	167,964	366,250	330,298

Other income (expense)
Other income (expense) – net	540	142	771	(662)
Loss on debt extinguishment	(395)	—	(30,065)	—
Gain on assets sold – net	4,123	12,843	104,465	14,681
Total other income	4,268	12,985	75,171	14,019

Income before income tax expense and income from unconsolidated joint ventures	86,615	101,416	240,109	193,140
Income tax expense	(939)	(858)	(1,897)	(1,863)
Income from unconsolidated joint ventures	1,187	1,402	13,017	2,962
Net income	86,863	101,960	251,229	194,239
Net income attributable to noncontrolling interest	(2,340)	(2,653)	(6,728)	(5,017)
Net income available to common stockholders	$84,523	$99,307	$244,501	$189,222

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.36	$0.44	$1.04	$0.83
Diluted:
Net income	$0.36	$0.43	$1.04	$0.83

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$86,863	$101,960	$251,229	$194,239
Other comprehensive income (loss):
Foreign currency translation	940	(972)	2,126	(19,743)
Cash flow hedges	(20,167)	513	15,634	(7,331)
Total other comprehensive income (loss)	(19,227)	(459)	17,760	(27,074)
Comprehensive income	67,636	101,501	268,989	167,165
Comprehensive income attributable to noncontrolling interest	(1,820)	(2,641)	(7,197)	(4,320)
Comprehensive income attributable to common stockholders	$65,816	$98,860	$261,792	$162,845

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended June 30, 2021 and 2020

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Income (Loss)	Equity	Interest	Equity
Balance at March 31, 2021	$23,338	$6,226,543	$2,754,713	$(5,074,432)	$23,230	$3,953,392	$194,938	$4,148,330
Stock related compensation	—	5,847	—	—	—	5,847	—	5,847
Issuance of common stock	418	151,180	—	—		151,598	—	151,598
Common dividends declared ($0.67 per share)	—	—	—	(158,260)	—	(158,260)	—	(158,260)
Vesting/exercising of Omega OP Units	—	(6,603)	—	—	—	(6,603)	6,603	—
Conversion and redemption of Omega OP Units to common stock	—	271	—	—	—	271	(271)	—
Omega OP Units distributions	—	—	—	—	—	—	(5,125)	(5,125)
Other comprehensive loss	—	—	—	—	(18,707)	(18,707)	(520)	(19,227)
Net income	—	—	84,523	—	—	84,523	2,340	86,863
Balance at June 30, 2021	$23,756	$6,377,238	$2,839,236	$(5,232,692)	$4,523	$4,012,061	$197,965	$4,210,026

Balance at March 31, 2020	$22,686	$5,997,561	$2,525,323	$(4,458,207)	$(65,788)	$4,021,575	$197,070	$4,218,645
Stock related compensation	—	4,623	—	—	—	4,623	—	4,623
Issuance of common stock	5	(200)	—	—	—	(195)	—	(195)
Common dividends declared ($0.67 per share)	—	—	—	(152,621)	—	(152,621)	—	(152,621)
Vesting/exercising of Omega OP Units	—	(2,825)	—	—	—	(2,825)	2,825	—
Conversion and redemption of Omega OP Units to common stock	3	813	—	—	—	816	(816)	—
Omega OP Units distributions	—	—	—	—	—	—	(4,561)	(4,561)
Other comprehensive loss	—	—	—	—	(447)	(447)	(12)	(459)
Net income	—	—	99,307	—	—	99,307	2,653	101,960
Balance at June 30, 2020	$22,694	$5,999,972	$2,624,630	$(4,610,828)	$(66,235)	$3,970,233	$197,159	$4,167,392

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2021 and 2020

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Loss	Equity	Interest	Equity
Balance at December 31, 2020	$23,119	$6,152,887	$2,594,735	$(4,916,097)	$(12,768)	$3,841,876	$194,731	$4,036,607
Stock related compensation	—	11,282	—	—	—	11,282	—	11,282
Issuance of common stock	637	224,086	—	—		224,723	—	224,723
Common dividends declared ($1.34 per share)	—	—	—	(316,595)	—	(316,595)	—	(316,595)
Vesting/exercising of Omega OP units	—	(11,370)	—	—	—	(11,370)	11,370	—
Conversion and redemption of Omega OP Units to common stock	—	353	—	—	—	353	(353)	—
Omega OP Units distributions	—	—	—	—	—	—	(14,980)	(14,980)
Other comprehensive income	—	—	—	—	17,291	17,291	469	17,760
Net income	—	—	244,501	—	—	244,501	6,728	251,229
Balance at June 30, 2021	$23,756	$6,377,238	$2,839,236	$(5,232,692)	$4,523	$4,012,061	$197,965	$4,210,026

Balance at December 31, 2019	$22,663	$5,992,733	$2,463,436	$(4,303,546)	$(39,858)	$4,135,428	$201,166	$4,336,594
Cumulative effect of accounting change	—	—	(28,028)	—	—	(28,028)	(757)	(28,785)
	22,663	5,992,733	2,435,408	(4,303,546)	(39,858)	4,107,400	200,409	4,307,809
Stock related compensation	—	9,258	—	—	—	9,258	—	9,258
Issuance of common stock	28	2,265	—	—	—	2,293	—	2,293
Common dividends declared ($1.34 per share)	—	—	—	(307,282)	—	(307,282)	—	(307,282)
Vesting/exercising of Omega OP units	—	(5,433)	—	—	—	(5,433)	5,433	—
Conversion and redemption of Omega OP Units to common stock	3	1,149	—	—	—	1,152	(1,152)	—
Omega OP Units distributions	—	—	—	—	—	—	(11,851)	(11,851)
Other comprehensive loss	—	—	—	—	(26,377)	(26,377)	(697)	(27,074)
Net income	—	—	189,222	—	—	189,222	5,017	194,239
Balance at June 30, 2020	$22,694	$5,999,972	$2,624,630	$(4,610,828)	$(66,235)	$3,970,233	$197,159	$4,167,392

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	June 30,
	2021	2020
Cash flows from operating activities
Net income	$251,229	$194,239
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,648	166,229
Impairment on real estate properties	37,511	15,627
Recovery on direct financing leases	(717)	(752)
Provision for rental income	20,151	1,205
Provision for credit losses	2,512	1,501
Amortization of deferred financing costs and loss on debt extinguishment	36,038	4,922
Accretion of direct financing leases	24	12
Stock-based compensation expense	11,207	9,258
Gain on assets sold – net	(104,465)	(14,681)
Amortization of acquired in-place leases – net	(7,344)	(4,798)
Effective yield payable (receivable) on mortgage notes	641	(146)
Interest paid-in-kind	(3,546)	(3,838)
Income from unconsolidated joint ventures	(928)	(1,739)
Change in operating assets and liabilities – net:
Contractual receivables	(541)	5,812
Straight-line rent receivables	(25,696)	(5,764)
Lease inducements	2,849	(24,245)
Other operating assets and liabilities	(11,246)	(13,398)
Net cash provided by operating activities	378,327	329,444
Cash flows from investing activities
Acquisition of real estate	(604,939)	(25,935)
Refund of acquisition deposit	2,500	—
Net proceeds from sale of real estate investments	201,183	56,117
Investments in construction in progress	(19,297)	(46,750)
Proceeds from sale of direct financing lease and related trust	717	14,897
Placement of mortgage loans	(13,436)	(52,653)
Collection of mortgage principal	42,952	2,549
Investments in unconsolidated joint ventures	(10,484)	(1,971)
Distributions from unconsolidated joint ventures in excess of earnings	15,507	482
Capital improvements to real estate investments	(13,312)	(24,374)
Receipts from insurance proceeds	3,493	346
Investments in other investments	(48,554)	(67,692)
Proceeds from other investments	56,527	48,244
Net cash used in investing activities	(387,143)	(96,740)
Cash flows from financing activities
Proceeds from long-term borrowings	2,090,128	762,466
Payments of long-term borrowings	(1,989,561)	(669,704)
Payments of financing related costs	(48,076)	—
Receipts from dividend reinvestment plan	77,286	3,747
Taxes paid on vested restricted stock	(3,269)	(3,369)
Net proceeds from issuance of common stock	150,706	1,797
Dividends paid	(316,520)	(307,164)
Distributions to Omega OP Unit Holders	(14,980)	(11,851)
Net cash used in financing activities	(54,286)	(224,078)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	104	(441)
(Decrease) increase in cash, cash equivalents and restricted cash	(62,998)	8,185
Cash, cash equivalents and restricted cash at beginning of period	167,558	33,380
Cash, cash equivalents and restricted cash at end of period	$104,560	$41,565

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2021

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

Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of June 30, 2021, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2021.

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

Reclassification

Certain line items on our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Impact of COVID-19

The Company is subject to certain risks and uncertainties affecting the healthcare industry, including those stemming from the novel coronavirus (“COVID-19”) global pandemic described below, which has disproportionately impacted the senior care sector, as well as those stemming from healthcare legislation and changing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the rising cost of healthcare services.

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, staffing levels, personal protective equipment (“PPE”), quality of care, visitation protocols, and reporting, among other regulations, throughout the pandemic while facing staffing shortages that have accelerated during the pandemic and that may impede the delivery of care. It remains uncertain when and to what extent vaccination programs for COVID-19, which have been implemented in most of our facilities, will continue to mitigate the effects of COVID-19 in our facilities, or how effective existing vaccines will be against variants of the COVID-19 virus; the impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine in our facilities, as well as participation levels in vaccination programs among the residents and employees of our operators. In addition to the risks associated with managing the spread of the virus, delivery of the vaccines and care of their patients and residents, many of our operators reported incurring, and may continue to incur, significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, in part due to staffing shortages, including the increased use of overtime and bonus pay and reliance on agency staffing, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, many of our operators have reported experiencing declines, in some cases that are material, in occupancy levels as a result of the pandemic. While these declines on average appear to be stabilizing and even marginally improving in recent months, it remains unclear when demand and occupancy levels will return to pre-COVID-19 levels. We believe these occupancy declines may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19 related fatalities at our facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs. We continue to monitor the impact of occupancy declines at many of our operators, and it remains uncertain whether and when demand, staffing and occupancy levels will return to pre-COVID-19 levels.

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

Derivative Instruments

Cash flow hedges

During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and currency risk. As a matter of policy, we do not use derivatives for trading or speculative purposes. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Consolidated Balance Sheets at their fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in accumulated other comprehensive income (“AOCI”) as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. We also assess and document, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative. At June 30, 2021 and December 31, 2020, $0.5 million and $1.0 million, respectively, of qualifying cash flow hedges were recorded at fair value in accrued expenses and other liabilities on our Consolidated Balance Sheets. At June 30, 2021 and December 31, 2020, $34.1 million and $17.0 million, respectively, of qualifying cash flow hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

Net investment hedges

We are exposed to fluctuations in the British Pound (“GBP”) against its functional currency, the U.S. Dollar (“USD”), relating to our investments in healthcare-related real estate located in the U.K. For derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported in AOCI as part of the cumulative translation adjustment in our Consolidated Balance Sheets. For nonderivative financial instruments that are designated and qualify as net investment hedges, the foreign currency transaction gain or loss on the nonderivative financial instrument is reported in AOCI as a part of the cumulative translation adjustment in our Consolidated Balance Sheets. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. From the issuance date of our GBP borrowings through the prepayment date in March 2021, we used a nonderivative, GBP-denominated term loan and line of credit totaling £174 million to hedge a portion of our net investments in foreign operations. During March 2021 and concurrent with the prepayment of our GBP-denominated term loan and line of credit, we entered into four foreign currency forwards that mature on March 8, 2024 to hedge a portion of our net investments in foreign real estate, effectively replacing the terminated net investment hedge. At June 30, 2021, $0.3 million of qualifying net investment hedges were recorded at fair value in other assets on our Consolidated Balance Sheets.

NOTE 2 – PROPERTIES AND INVESTMENTS

Leased Property

A summary of our investments in real estate properties subject to operating leases is as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Buildings	$7,424,693	$6,961,509
Land	941,672	883,765
Furniture and equipment	533,169	518,664
Site improvements	328,765	308,087
Construction in progress	33	30,129
Total real estate investments	9,228,332	8,702,154
Less accumulated depreciation	(2,139,100)	(1,996,914)
Real estate investments – net	$7,089,232	$6,705,240

At June 30, 2021, our leased real estate properties included 728 SNFs, 132 ALFs, 35 specialty facilities and two medical office buildings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Rental income – operating leases	$218,247	$217,620	$453,309	$435,960
Variable lease income – operating leases	2,708	3,912	5,407	7,072
Total rental income	$220,955	$221,532	$458,716	$443,032

The following table summarizes the significant asset acquisitions that occurred during the first six months of 2021:

	Number of				Total		Initial
	Facilities			Country/	Investment		Annual
Period	SNF	ALF	Specialty	State	(in millions)		Cash Yield(1)
Q1	—	17	7	AZ, CA, FL, IL, NJ, OR, PA, TN, TX, VA, WA	$511.3	(2)	8.43%
Q1	6	—	—	FL	83.1		9.25%
Total	6	17	7		$594.4
(1)	The initial annual cash yield reflects the initial annual cash rent divided by the purchase price.
(2)	On January 20, 2021, we acquired 24 facilities from Healthpeak Properties, Inc. The acquisition involved the assumption of an in-place master lease with Brookdale Senior Living Inc.

During the second quarter of 2021, we acquired one parcel of land (not reflected in the table above) for approximately $10.4 million.

Asset Sales and Impairments

During the first quarter of 2021, we sold 24 facilities subject to operating leases for approximately $188.3 million in net cash proceeds, recognizing a net gain of approximately $100.3 million. In addition, we recorded impairments on four facilities of approximately $28.7 million (three were subsequently reclassified to assets held for sale in the first quarter of 2021).

During the second quarter of 2021, we sold six facilities subject to operating leases for approximately $12.9 million in net cash proceeds, recognizing a net gain of approximately $4.1 million. In addition, we recorded impairments on three facilities of approximately $8.8 million (all three were subsequently reclassified to assets held for sale in the second quarter of 2021).

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

NOTE 3 – CONTRACTUAL RECEIVABLES AND OTHER RECEIVABLES AND LEASE INDUCEMENTS

A summary of our net receivables by type is as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)

Contractual receivables – net	$10,948	$10,408

Effective yield interest receivables	$11,554	$12,195
Straight-line rent receivables	138,449	139,046
Lease inducements	79,506	83,425
Other receivables and lease inducements	$229,509	$234,666

During the first and second quarters of 2021, we wrote-off approximately $2.7 million and $17.4 million, respectively, of straight-line rent receivables to rental income as a result of transitioning one facility and placing two operators on a cash basis due to changes in our evaluation of the collectibility of future rent payments due under the lease agreements.

Based on our evaluation of the collectibility of future rent payments due under the lease agreements for the two operators discussed above, we do not believe it is probable that we will be able to collect substantially all rents due. These two operators generated approximately 3% of our total revenues (excluding the impact of straight-line rent receivable write-offs in 2021) for the six months ended June 30, 2021 and 2020. For the six months ended June 30, 2021, we have been unable to collect approximately $3.5 million of contractual rents due from these operators.  We have applied $2.5 million of one of the operator’s security deposit funds against their uncollected receivables, which represents one month of contractual rent under the lease agreement. We have subordinated debt to a third party with an outstanding principal balance of $20 million that matures in December 2021 (see Note 13 – Borrowing Arrangements in our Annual Report on Form 10-K for the year ended December 31, 2020). However, that indebtedness (interest and, under some circumstances, principal) is subject to offset if contractual rent is not paid when due by one of the subject operators.

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of June 30, 2021, mortgage notes receivable relate to seven fixed rate mortgage notes on 63 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in seven states that are operated by six independent healthcare operating companies. We monitor compliance with the terms of our mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Mortgage note due 2027; interest at 10.81%	$112,500	$112,500
Mortgage notes due 2029; interest at 10.59%(1)	655,133	670,015
Other mortgage notes outstanding(2)	122,409	136,043
Mortgage notes receivable, gross	890,042	918,558
Allowance for credit losses on mortgage notes receivable	(32,880)	(33,245)
Total mortgages — net	$857,162	$885,313
(1)	Approximates the weighted average interest rate on 46 facilities as of June 30, 2021. As of June 30, 2021, the carrying amount includes two mortgages that mature in 2021, a construction mortgage with an outstanding principal balance of $13.9 million and a facility mortgage with an outstanding principal balance of $21.3 million, with the remaining loan balance maturing in 2029. During the second quarter of 2021, one construction mortgage with an original maturity date of 2021 was extended to 2029 and converted into a facility mortgage.
(2)	Other mortgages outstanding have a weighted average interest rate of 9.38% per annum as of June 30, 2021 and maturity dates ranging from 2023 through 2032.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Other investment notes due 2024; interest at 13.13% (1)	$87,145	$83,636
Other investment notes due 2024-2025; interest at 8.12% (1)	56,987	56,987
Other investment note due 2023; interest at 12.00%	42,603	49,973
Other investment notes due 2030; interest at 7.00%	174,988	147,148
Other investment notes outstanding (2)	132,401	161,155
Total other investments, gross	494,124	498,899
Allowance for credit losses on other investments	(35,460)	(31,457)
Total other investments — net	$458,664	$467,442
(1)	Approximate weighted average interest rate as of June 30, 2021.
(2)	Other investment notes have a weighted average interest rate of 8.37% as of June 30, 2021 and maturity dates ranging from 2021 through 2028.

Other investment notes due 2024

On March 6, 2018, we amended certain terms of our $48.0 million secured term loan with Genesis Healthcare, Inc. (“Genesis”). The $48.0 million term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum is paid-in-kind and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended during the first quarter of 2021 to January 1, 2024. This term loan (and the $16.0 million term loan discussed below) is secured by a first priority lien on and security interest in certain collateral of Genesis. As of June 30, 2021, approximately $68.2 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind, and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended during the first quarter of 2021 to January 1, 2024. As of June 30, 2021, approximately $18.9 million is outstanding on this term loan.

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses on loans is measured using relevant information about past events, including historical credit loss experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the remaining cash flows over the contractual term of the loans. We elected to disaggregate our financial assets within the scope of Accounting Standards Codification 326 based on the type of financial instrument. These segments were further disaggregated based on our internal credit ratings. We assess our internal credit ratings on a quarterly basis. Our internal credit ratings consider several factors including the collateral and/or security, the performance of borrowers underlying facilities, if applicable, available credit support (e.g., guarantees), borrowings with third parties, and other ancillary business ventures and real estate operations of the borrower. Our internal ratings range between 1 and 7. An internal rating of 1 reflects the lowest likelihood of loss and a 7 reflects the highest likelihood of loss.

We have a limited history of incurred losses and consequently have elected to employ external data to perform our expected credit loss calculation. We have elected a probability of default (“PD”) and loss given default (“LGD”) methodology. Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration along with Standards & Poor’s one-year global corporate default rates. Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the U.S. Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset. As of June 30, 2021, $10.2 million of contractual interest receivable is recorded in contractual receivables – net and $11.6 million of effective yield interest receivables is recorded in other receivables and lease inducements on our Consolidated Balance Sheets, both of which are excluded from our allowance for credit losses.

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

A rollforward of our allowance for credit losses for the six months ended June 30, 2021 is as follows:

Segment	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2020	Provision (recovery) for Credit Loss for the three months ended June 30, 2021	Write-offs charged against allowance for the three months ended June 30, 2021		Provision (recovery) for Credit Loss for the six months ended June 30, 2021	Write-offs charged against allowance for the six months ended June 30, 2021		Allowance for Credit Loss as of June 30, 2021
		(in thousands)
Segment A-4	Mortgage Notes Receivable	$26,865	$793		$-	$(120)		$-	$26,745
Segment B-3	Mortgage Notes Receivable	954	61		-	23		-	977
Segment C-5	Mortgage Notes Receivable	433	(108)		-	(215)		-	218
Segment E-6	Mortgage Notes Receivable	4,905	-		-	-		-	4,905
Segment F-2	Mortgage Notes Receivable	88	(8)		-	(53)		-	35
	Sub-total	33,245	738		-	(365)		-	32,880

Segment A-3	Investment in Direct Financing Leases	694	(62)		-	(68)		-	626
	Sub-total	694	(62)		-	(68)		-	626

Segment A-4	Other Investments	24,397	4,076	(1)	-	4,489	(1)	-	28,886
Segment B-3	Other Investments	5,113	(483)		-	(266)		-	4,847
Segment C-2	Other Investments	94	(18)		-	(58)		-	36
Segment D-5	Other Investments	1,853	(57)		-	(67)		(95)	1,691
	Sub-total	31,457	3,518		-	4,098		(95)	35,460

Segment A-4	Off-Balance Sheet Mortgage Commitments	24	(31)		-	7		-	31
Segment B-3	Off-Balance Sheet Note Commitments	2,305	(585)		-	(1,123)		-	1,182
Segment C-2	Off-Balance Sheet Note Commitments	116	(42)		-	(37)		-	79
	Sub-total	2,445	(658)		-	(1,153)		-	1,292

	Total	$67,841	$3,536		$-	$2,512		$(95)	$70,258
(1)	This provision primarily relates to a $4.5 million reserve recorded on a term loan during the second quarter of 2021.

A rollforward of our allowance for credit losses for the six months ended June 30, 2020 is as follows:

Segment	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2019	Allowance for Credit Loss on January 1, 2020	Provision (recovery) for Credit Loss for the three months ended June 30, 2020	Write-offs charged against allowance for the three months ended June 30, 2020	Provision (recovery) for Credit Loss for the six months ended June 30, 2020	Write-offs charged against allowance for the six months ended June 30, 2020	Allowance for Credit Loss as of June 30, 2020
		(in thousands)
Segment A-4	Mortgage Notes Receivable	$-	$19,293	$2,704	$-	$3,774	-	$23,067
Segment B-3	Mortgage Notes Receivable	-	901	(106)	-	(74)	-	827
Segment C-5	Mortgage Notes Receivable	-	829	(396)	-	(409)	-	420
Segment E-6	Mortgage Notes Receivable	4,905	363	(93)	-	(27)	-	5,241
Segment F-2	Mortgage Notes Receivable	-	-	133	-	133	-	133
	Sub-total	4,905	21,386	2,242	-	3,397	-	29,688

Segment A-3	Investment in Direct Financing Leases	217	611	(26)	(217)	(5)	(217)	606
	Sub-total	217	611	(26)	(217)	(5)	(217)	606

Segment A-4	Other Investments	-	3,158	(983)	-	(826)	-	2,332
Segment B-3	Other Investments	-	1,434	(441)	-	(412)	-	1,022
Segment C-2	Other Investments	-	195	(61)	-	(71)	-	124
Segment D-5	Other Investments	-	1,901	(705)	-	(545)	-	1,356
	Sub-total	-	6,688	(2,190)	-	(1,854)	-	4,834

Segment A-4	Off-Balance Sheet Commitments	-	100	(11)	-	(37)	-	63
	Sub-total	-	100	(11)	-	(37)	-	63

	Total	$5,122	$28,785	$15	$(217)	$1,501	$(217)	$35,191

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2021	2020	2019	2018	2017	2016	2015 & older	Revolving Loans	Balance as of June 30, 2021
		(in thousands)
1	Mortgage Notes Receivable	$-	$-	$-	$-	$-	$-	$66,251	$-	$66,251
2	Mortgage Notes Receivable	-	21,325	-	-	-	-	-	-	21,325
3	Mortgage Notes Receivable	6,420	-	-	-	-	-	35,964	-	42,384
4	Mortgage Notes Receivable	4,307	89,373	18,883	44,374	46,431	38,830	504,110	-	746,308
5	Mortgage Notes Receivable	-	-	-	-	-	-	7,397	-	7,397
6	Mortgage Notes Receivable	-	-	-	-	-	-	6,377	-	6,377
	Sub-total	10,727	110,698	18,883	44,374	46,431	38,830	620,099	-	890,042

3	Investment in Direct Financing Leases	-	-	-	-	-	-	11,433	-	11,433
	Sub-total	-	-	-	-	-	-	11,433	-	11,433

2	Other Investments	-	-	-	-	-	-	2,082	10,820	12,902
3	Other Investments	6,000	-	20,805	28,602	-	-	3,493	184,588	243,488
4	Other Investments	-	-	11,560	116,608	-	75,590	-	5,000	208,758
5	Other Investments	-	-	23,351	5,625	-	-	-	-	28,976
	Sub-total	6,000	-	55,716	150,835	-	75,590	5,575	200,408	494,124

Total		$16,727	$110,698	$74,599	$195,209	$46,431	$114,420	$637,107	$200,408	$1,395,599

NOTE 7 – VARIABLE INTEREST ENTITIES

As of June 30, 2021 and December 31, 2020, Agemo Holdings, LLC (“Agemo”) and Maplewood Real Estate Holdings, LLC (“Maplewood”) are both variable interest entities (“VIEs”). As of June 30, 2021, we have not consolidated any VIEs, as we have concluded that we are not the primary beneficiary. This conclusion is based on the fact that we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entities. Below is a summary of our assets, liabilities and collateral associated with these operators as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Agemo	Maplewood	Agemo	Maplewood
	(in thousands)		(in thousands)
Assets
Real estate investments – net	$338,291	750,953	$371,010	$750,488
Assets held for sale	14,710	—	—	—
Other investments	34,253	174,988	34,253	147,148
Contractual receivables	475	1,021	346	887
Straight-line rent receivables	—	(49,119)	—	(56,664)
Lease inducement	—	66,987	—	69,666
Total Assets	387,729	944,830	405,609	911,525

Liabilities
Net in-place lease liability	—	(318)	—	(331)
Security deposit	(343)	(4,609)	—	—
Contingent liability	—	(43,915)	—	(43,915)
Total Liabilities	(343)	(48,842)	—	(44,246)

Collateral
Letters of credit	(9,253)	—	(9,253)	—
Personal guarantee	(8,000)	(40,000)	(8,000)	(40,000)
Other collateral	(353,001)	(750,953)	(371,010)	(750,488)
Total Collateral	(370,254)	(790,953)	(388,263)	(790,488)

Maximum exposure to loss	$17,132	$105,035	$17,346	$76,791

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

In May 2018, we reached an out-of-court restructuring agreement with Agemo that, among other terms, provided for the deferral of rent up to $6.3 million per annum through April 2021. During the second quarter of 2021, the Agemo lease was amended to allow for the deferral of four additional months of rent, representing $2.1 million, through August 2021. As a result of concerns of our ability to collect all future rent payments, the Company had begun recognizing rental income related to Agemo on a cash basis in September 2020 and had written off all remaining contractual rent receivables, straight-line rent receivables, and lease inducements. Our conclusion on collectibility was based on information the Company received from Agemo regarding substantial doubt as to their ability to continue as a going concern.

The table below reflects our total revenues from Agemo and Maplewood for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2021	2020	2020	2021	2021	2020	2020
	Agemo	Maplewood	Agemo	Maplewood	Agemo	Maplewood	Agemo	Maplewood
	(in thousands)				(in thousands)
Revenue
Rental income	$12,282	$19,093	$14,814	$10,041	$23,774	$38,125	$30,101	$20,182
Other investment income	1,178	3,052	1,297	1,202	2,335	5,840	2,538	2,404
Total (1)	$13,460	$22,145	$16,111	$11,243	$26,109	$43,965	$32,639	$22,586
(1)	For the three months ended June 30, 2021 and 2020, we received cash from Agemo of approximately $14.0 million and $13.1 million, respectively, pursuant to our lease and other investment agreements. For the six months ended June 30, 2021 and 2020, we received cash from Agemo of approximately $28.0 million and $26.8 million, respectively, pursuant to our lease and other investment agreements. For the three months ended June 30, 2021 and 2020, we received cash from Maplewood of approximately $19.7 million and $17.2 million, respectively, pursuant to our lease and other investment agreements. For the six months ended June 30, 2021 and 2020, we received cash from Maplewood of approximately $39.0 million and $33.9 million, respectively, pursuant to our lease and other investment agreements.

NOTE 8 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in a number of joint ventures that are accounted for under the equity method. These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture. The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	June 30,	December 31,
Entity	%	Date	Investment(1)	Type	6/30/2021	2021	2020
Second Spring Healthcare Investments(2)	15%	11/1/2016	$50,032	SNF	—	$10,916	$17,700
Second Spring II LLC(3)	15%	3/10/2021	10,330	SNF	1	2,279	—
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	71,831	72,318
Cindat Joint Venture	49%	12/18/2019	105,688	ALF	66	112,656	110,360
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	900	N/A	N/A	230	260
			$240,784			$197,912	$200,638
(1)	Our initial investment includes our transaction costs, if any.
(2)	During the first quarter of 2021, this joint venture sold 16 SNFs to an unrelated third party for approximately $328 million in net proceeds and recognized a gain on sale of approximately $102.2 million ($14.9 million of which represents the Company’s share of the gain). During the first quarter of 2021, this joint venture also sold five SNFs to Second Spring II LLC for approximately $70.8 million in net proceeds.
(3)	We acquired a 15% interest in Second Spring II LLC for approximately $10.3 million. During the first quarter of 2021, this joint venture acquired five SNFs from Second Spring Healthcare Investments for approximately $70.8 million. During the second quarter of 2021, this joint venture sold four SNFs to an unrelated third party for approximately $50 million in net proceeds and recognized a loss on sale of approximately $0.3 million ($0.1 million of which represents the Company’s share of the loss).

The following table reflects our income (loss) from unconsolidated joint ventures for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2021	2020	2021	2020

	(in thousands)
Second Spring Healthcare Investments(1)	$293	$712	$11,704	$1,281
Second Spring II LLC	(299)	—	(756)	—
Lakeway Realty, L.L.C.	641	613	1,286	1,223
Cindat Joint Venture	646	244	1,132	891
OMG Senior Housing, LLC	(103)	(118)	(204)	(279)
OH CHS SNP, Inc.	9	(49)	(145)	(154)
Total	$1,187	$1,402	$13,017	$2,962
(1)	The income from this unconsolidated joint venture for the six months ended June 30, 2021 includes a $14.9 million gain on sale of real estate investments.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For each of the three months ended June 30, 2021 and 2020, we recognized approximately $0.3 million and $0.5 million, respectively, of asset management fees. For each of the six months ended June 30, 2021 and 2020, we recognized approximately $0.5 million and $0.7 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 9 – ASSETS HELD FOR SALE

The following is a summary of our assets held for sale:

	Facilities Held For Sale
	Number of Facilities	(in thousands)
December 31, 2020	22	$81,452
Facilities sold/other(1)	(21)	(81,252)
Facilities added(2)	5	7,722
March 31, 2021	6	$7,922
Facilities sold/other(1)	(5)	(1,795)
Facilities added(2)(3)	8	29,208
June 30, 2021(3)	9	$35,335
(1)	In the first quarter of 2021, we sold 21 facilities for approximately $187.6 million in net cash proceeds recognizing a net gain on sale of approximately $100.3 million. In the second quarter of 2021, we sold four facilities for approximately $3.5 million in net cash proceeds recognizing a net gain on sale of approximately $1.9 million. One facility classified as held for sale at March 31, 2021 was no longer considered held for sale during the second quarter of 2021 and was reclassified to leased property at approximately $0.2 million which represents the facility’s carrying value.
(2)	In the first quarter of 2021, we recorded approximately $16.9 million of impairment expense to reduce three facilities’ book value to their estimated fair value less costs to sell before they were reclassified to assets held for sale. In the second quarter of 2021, we recorded approximately $8.8 million of impairment expense to reduce three facilities’ book value to their estimated fair value less costs to sell before they were reclassified to assets held for sale.
(3)	Number of facilities excludes one parcel of land.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of June 30, 2021:

(in thousands)
Balance as of December 31, 2020	$651,737
Add: foreign currency translation	(40)
Balance as of June 30, 2021	$651,697

The following is a summary of our intangibles as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

	(in thousands)
Assets:
Above market leases	$22,410	$22,822
Accumulated amortization	(20,638)	(20,882)
Net above market leases	$1,772	$1,940

Liabilities:
Below market leases	$139,069	$139,515
Accumulated amortization	(108,508)	(100,996)
Net below market leases	$30,561	$38,519

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

For the three months ended June 30, 2021 and 2020, our net amortization related to intangibles was $1.1 million and $3.5 million, respectively. For the six months ended June 30, 2021 and 2020, our net amortization related to intangibles was $7.3 million and $4.8 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2021 and the subsequent four years is as follows: remainder of 2021 – $2.2 million; 2022 – $4.2 million; 2023 – $4.0 million; 2024 – $3.8 million and 2025 – $3.6 million. As of June 30, 2021, the weighted average remaining amortization period of above market lease assets is approximately ten years and below market lease liabilities is approximately eight years.

NOTE 11 – CONCENTRATION OF RISK

As of June 30, 2021, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, and assets held for sale) consisted of 970 healthcare facilities, located in 42 states and the U.K. and operated by 65 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $10.1 billion at June 30, 2021, with approximately 97% of our real estate investments related to healthcare facilities. Our portfolio is made up of (i) 729 SNFs, 132 ALFs, 35 specialty facilities, two medical office buildings, (ii) fixed rate mortgages on 58 SNFs, three ALFs and two specialty facilities, and (iii) nine facilities that are held for sale. At June 30, 2021, we also held other investments of approximately $458.7 million, consisting primarily of secured loans to third-party operators of our facilities and $197.9 million of investments in six unconsolidated joint ventures.

At June 30, 2021 we had investments with one operator/or manager that exceeded 10% of our total investments: Consulate Health Care (“Consulate”). Consulate also generated approximately 10% of our total revenues for the three and six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, the three states in which we had our highest concentration of investments were Florida (15%), Texas (10%) and Michigan (6%).

NOTE 12 – STOCKHOLDERS’ EQUITY

Dividends

The Board of Directors has declared cash dividends on common stock as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
February 8, 2021	February 16, 2021	$0.67
May 3, 2021	May 17, 2021	0.67
August 2, 2021	August 13, 2021	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The table below presents information regarding the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and six months ended June 30, 2020 and 2021:

		Shares issued	Gross Proceeds
	Period Ended	(in millions)	(in millions)
Three Months Ended	June 30, 2020	-	$-
Three Months Ended	June 30, 2021	1.6	61.8
Six Months Ended	June 30, 2020	0.1	3.7
Six Months Ended	June 30, 2021	2.0	77.3

At-The-Market Offering Programs

During the third quarter of 2015, Omega entered into Equity Distribution Agreements with several financial institutions to sell $500.0 million of shares of common stock from time to time through an “at-the-market” (“ATM”) offering program (the “2015 ATM Program”).

During the second quarter of 2021, we terminated the 2015 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion (the “2021 ATM Program”) may be sold from time to time (i) by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals, or (ii) by several financial institutions acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Under the 2021 ATM Program, compensation for sales of the shares will not exceed 2% of the gross sales price per share for shares sold through each financial institution. The use of forward sales under the 2021 ATM Program generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the 2021 ATM Program during the three months ended June 30, 2021.

The table below presents information regarding the shares issued under the 2021 and 2015 ATM Programs for the three and six months ended June 30, 2020 and 2021:

		Shares issued	Average Net Price	Gross Proceeds	Commissions	Net Proceeds
	Period Ended	(in millions)	Per Share(1)	(in millions)
Three Months Ended	June 30, 2020	-	$-	$-	$-	$-
Three Months Ended	June 30, 2021	2.5	36.23	92.4	1.9	90.5
Six Months Ended	June 30, 2020	0.1	36.18	2.0	0.2	1.8
Six Months Ended	June 30, 2021	4.1	36.60	153.8	3.2	150.6
(1)	Represents the average price per share after commissions.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(14,231)	$(67,058)	$(18,427)	$(35,100)
Translation gain (loss)	601	(1,738)	4,131	(33,626)
Realized gain (loss)	22	1	688	(69)
Ending balance	(13,608)	(68,795)	(13,608)	(68,795)

Derivative Instruments:
Cash flow hedges:
Beginning balance	53,519	(10,213)	17,718	(2,369)
Unrealized (loss) gain	(20,900)	1,704	14,291	(5,823)
Realized gain (loss)(1)	733	(1,190)	1,343	(1,507)
Ending balance	33,352	(9,699)	33,352	(9,699)
Net investment hedges:
Beginning balance	(16,341)	8,767	(13,331)	(4,420)
Unrealized gain (loss)	317	766	(2,693)	13,953
Ending balance	(16,024)	9,533	(16,024)	9,533
Total accumulated other comprehensive income (loss) before noncontrolling interest	3,720	(68,961)	3,720	(68,961)
Add: portion included in noncontrolling interest	803	2,726	803	2,726
Total accumulated other comprehensive income (loss) for Omega	$4,523	$(66,235)	$4,523	$(66,235)
(1)	Recorded in interest expense on the Consolidated Statements of Operations.

NOTE 13 – TAXES

Omega was organized, has operated, and intends to continue to operate in a manner that enables Omega to qualify for taxation as a REIT under Sections 856 through 860 of the Code. On a quarterly and annual basis, we perform several analyses to test our compliance within the REIT taxation rules. If we fail to meet the requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of the requirements.

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

We currently own stock in entities that have elected to be taxed as a REIT. These subsidiary REITs are required to individually satisfy all of the rules for qualification as a REIT.

We have elected to treat certain of our active subsidiaries as taxable REIT subsidiaries (“TRSs”). Our domestic TRSs are subject to income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes and may be subject to current-year income inclusion relating to ownership of a controlled foreign corporation for U.S. income tax purposes. As of June 30, 2021, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $6.5 million. Our NOL carry-forward was fully reserved as of June 30, 2021, with a valuation allowance due to uncertainties regarding realization.

The following is a summary of our provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Provision for federal, state and local income taxes	$0.3	$0.2	$0.6	$0.6
Provision for foreign income taxes	0.6	0.7	1.3	1.3
Total provision for income taxes (1)	$0.9	$0.9	$1.9	$1.9
(1)	The above amounts do not include gross receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Stock-based compensation expense	$5,811	$4,623	$11,207	$9,258

We granted 22,051 time-based restricted stock units (“RSUs”) and 142,719 time-based profits interest units (“PIUs”) during the first quarter of 2021 to certain officers and key employees, and those units vest on December 31, 2023 (three years after the grant date), subject to continued employment and vesting in certain other events.

We also granted 1,232,178 performance based PIUs during the first quarter of 2021 to certain officers and key employees, which are earned based on the level of performance over the performance period (normally three years) and vest quarterly in the fourth year, subject to continued employment and vesting in certain other events.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

			Annual
			Interest Rate
			as of
			June 30,	June 30,	December 31,
	Net Proceeds	Maturity	2021	2021	2020

	(in millions)			(in thousands)
Secured borrowings
HUD mortgages(1)(2)		2046-2052	3.01%	$363,556	$367,249
Term loan(3)		2022	3.75%	2,275	2,275
Total secured borrowings				365,831	369,524

Unsecured borrowings
Revolving borrowings:
2017 Revolving credit facility(4)		N/A	N/A	—	101,158
Revolving credit facility(4)		2025	1.30%	—	—
Total revolving borrowings				—	101,158

Senior notes and other unsecured borrowings:
2023 notes(4)(5)	$692.0	2023	4.375%	350,000	700,000
2024 notes(4)	394.3	2024	4.950%	400,000	400,000
2025 notes(4)	397.7	2025	4.500%	400,000	400,000
2026 notes(4)	594.4	2026	5.250%	600,000	600,000
2027 notes(4)	683.0	2027	4.500%	700,000	700,000
2028 notes(4)	540.8	2028	4.750%	550,000	550,000
2029 notes(4)	487.8	2029	3.625%	500,000	500,000
2031 notes(4)	680.5	2031	3.375%	700,000	700,000
2033 notes(4)(6)	689.3	2033	3.250%	700,000	—
Subordinated debt(2)		2021	9.000%	20,000	20,000
Sterling term loan(4)(7)		N/A	N/A	—	136,700
2017 OP term loan(8)		N/A	N/A	—	50,000
OP term loan(8)		2025	3.29%	50,000	—
Deferred financing costs – net				(29,326)	(26,421)
Discount – net				(33,940)	(31,709)
Total senior notes and other unsecured borrowings – net				4,906,734	4,698,570

Total unsecured borrowings – net				4,906,734	4,799,728

Total secured and unsecured borrowings – net(9)(10)				$5,272,565	$5,169,252
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at June 30, 2021. Secured by real estate assets with a net carrying value of $558.0 million as of June 30, 2021.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Borrowing is the debt of a consolidated joint venture.
(4)	Guaranteed by Omega OP.
(5)	In March 2021, we used a portion of the proceeds from the 2033 Senior Notes offering to fund the tender offer to purchase $350 million of the 4.375% Senior Notes due 2023. In connection with this transaction, we recorded approximately $29.7 million in related fees, premiums, and expenses which were recorded as Loss on debt extinguishment in our Consolidated Statement of Operations.
(6)	We used the proceeds from this offering to pay down outstanding borrowings on the 2017 Revolving Credit Facility, repay the Sterling term loan, and fund the tender offer to purchase $350 million of the 4.375% Senior Notes due 2023 and the payment of accrued interest and related fees, premiums and expenses.
(7)	Actual borrowing is in GBP and remeasured to USD. The Sterling term loan was settled in March 2021 using proceeds from the 3.250% 2033 Senior Notes offering.
(8)	Omega OP is the obligor on this borrowing.
(9)	All borrowings are direct borrowings of Parent unless otherwise noted.
(10)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2021 and December 31, 2020, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Unsecured Borrowings

Revolving Credit Facility

On April 30, 2021, Omega entered into a credit agreement (the “2021 Omega Credit Agreement”) providing us with a new $1.45 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”), replacing our previous $1.25 billion senior unsecured 2017 multicurrency revolving credit facility (the “2017 Revolving Credit Facility”). The 2021 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $2.5 billion, by requesting an increase in the aggregate commitments under the Revolving Credit Facility or by adding term loan tranches.

The Revolving Credit Facility bears interest at LIBOR (or in the case of loans denominated in GBP, the Sterling overnight index average reference rate plus an adjustment of 0.1193% per annum) plus an applicable percentage (with a range of 95 to 185 basis points) based on our credit ratings. The Revolving Credit Facility matures on April 30, 2025, subject to Omega’s option to extend such maturity date for two six-month periods. The Revolving Credit Facility may be drawn in Euros, GBP, Canadian Dollars (collectively, “Alternative Currencies”) or USD, with a $1.15 billion tranche available in USD and a $300 million tranche available in Alternative Currencies. For purposes of the Revolving Credit Facility, references to LIBOR include the Canadian dealer offered rates for amounts offered in Canadian Dollars and any other Alternative Currency rate approved in accordance with the terms of the 2021 Omega Credit Agreement for amounts offered in any other non-London interbank offered rate quoted currency, as applicable.

We incurred $12.9 million of deferred costs in connection with the 2021 Omega Credit Agreement.

OP Term Loan

On April 30, 2021, Omega OP entered into a credit agreement (the “2021 Omega OP Credit Agreement”) providing it with a new $50 million senior unsecured term loan facility (the “OP Term Loan”). The OP Term Loan replaces the $50 million senior unsecured term loan obtained in 2017 (the “2017 OP Term Loan”) and the related credit agreement. The OP Term Loan bears interest at LIBOR plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. The OP Term Loan matures on April 30, 2025, subject to Omega OP’s option to extend such maturity date for two, six-month periods.

We incurred $0.4 million of deferred costs in connection with the 2021 Omega OP Credit Agreement.

$400 Million Forward Starting Swaps

On March 27, 2020, we entered into five forward starting swaps totaling $400 million. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, initially expected to occur within the next five years. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a fixed rate of approximately 0.8675%. In March 2021, in conjunction with the issuance of $700 million aggregate principal amount of our 3.25% Senior Notes due 2033, we discontinued hedge accounting for these five forward starting swaps. Amounts reported in AOCI related to these discontinued cash flow hedging relationships will be reclassified to interest expense over a ten-year term. Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

£174 Million Foreign Exchange Forward Starting Swaps

From the issuance date of our GBP borrowings through the prepayment date in March 2021, we used a nonderivative, GBP-denominated term loan and line of credit totaling £174 million to hedge a portion of our net investments in foreign operations. During March 2021 and concurrent with the settlement of our GBP-denominated term loan and repayment of our GBP-denominated borrowings under our line of credit, we entered into four foreign currency forwards, that mature on March 8, 2024, to hedge a portion of our net investments in foreign operations, effectively replacing the terminated net investment hedge. For these derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

NOTE 16 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At June 30, 2021 and December 31, 2020, the net carrying amounts and fair values of our other financial instruments were as follows:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$10,807	$10,807	$10,764	$10,764
Mortgage notes receivable – net	857,162	897,342	885,313	924,353
Other investments – net	458,664	466,690	467,442	474,552
Total	$1,326,633	$1,374,839	$1,363,519	$1,409,669
Liabilities:
2017 Revolving credit facility	$—	$—	$101,158	$101,158
Revolving credit facility	—	—	—	—
Term loan	2,275	2,275	2,275	2,275
Sterling term loan	—	—	136,453	136,700
2017 OP term loan	—	—	49,896	50,000
OP Term loan	49,616	50,000	—	—
4.375% notes due 2023 – net	348,816	379,284	696,981	770,635
4.95% notes due 2024 – net	397,219	442,023	396,714	441,194
4.50% notes due 2025 – net	397,305	444,675	396,924	444,652
5.25% notes due 2026 – net	596,790	697,838	596,437	697,993
4.50% notes due 2027 – net	691,642	790,201	690,909	794,294
4.75% notes due 2028 – net	543,404	627,615	542,899	633,950
3.625% notes due 2029 – net	490,076	538,108	489,472	532,248
3.375% notes due 2031 – net	682,697	721,067	681,802	731,541
3.25% notes due 2033 – net	689,128	698,804	—	—
HUD mortgages – net	363,556	396,266	367,249	409,004
Subordinated debt – net	20,041	20,799	20,083	21,599
Total	$5,272,565	$5,808,955	$5,169,252	$5,767,243

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Direct financing leases: The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3).
●	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving line of credit, secured borrowing and term loan: The fair value of our borrowings under variable rate agreements are estimated using a present value technique based on expected cash flows discounted using the current market rates (Level 3).
●	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on inputs from trading activity provided by a third-party (Level 2).
●	HUD mortgages: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

In 2018, Stourbridge Investments LLC, a purported stockholder of the Company, filed a derivative action purportedly on behalf of the Company in the U.S. District Court for the Southern District of New York, alleging violations of Section 14(a) of the Exchange Act and state-law claims including breach of fiduciary duty. The complaint alleges, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna Health Systems, the alleged non-disclosures that are also the subject of the Securities Class Action described above. The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile. The case has been stayed pending the entry of judgment or a voluntary dismissal with prejudice in the Securities Class Action.

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

In addition, in late 2020, Robert Wojcik, a purported shareholder of the Company, filed a derivative action in the U.S. District Court for the District of Maryland, purportedly on behalf of the Company, asserting violations of Section 14(a) of the Exchange Act, Sections 10(b) and 21D of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Wojcik also did not make a demand on the Company prior to filing suit. The case has been stayed pending the entry of judgment or a voluntary dismissal with prejudice in the Securities Class Action.

The Company believes that the claims asserted against it in these lawsuits are without merit and intends to vigorously defend against them.

Other

In September 2016, MedEquities received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Hospital or by providers with financial relationships with Lakeway Hospital. As a result of the acquisition of MedEquities, the Company owns a 51% interest in an unconsolidated partnership that owns Lakeway Hospital (the “Lakeway Realty, L.L.C.”). The CID requested certain documents and information related to the acquisition and ownership of Lakeway Hospital through Lakeway Realty, L.L.C. The Company has learned that the DOJ is investigating MedEquities’ conduct in connection with its investigation of financial relationships related to Lakeway Hospital, including allegations by the DOJ that these relationships violate and continue to violate the Anti-Kickback Statute and, as a result, related claims submitted to federal payors violated and continue to violate the False Claims Act. The Company is cooperating fully with the DOJ in connection with the CID and has produced all of the information that has been requested to date.

On September 29, 2020, the Department of Justice announced it had reached a settlement of a False Claims Act case with Lakeway Regional Medical Center wherein Lakeway Regional Medical Center agreed to pay $1.1 million for inducing certain physicians to refer patients by offering a low risk and high return investment in the form of a joint venture to purchase and then lease back the hospital to Lakeway Regional Medical Center. A MedEquities subsidiary was a party to this transaction but was not included in settlement discussions. The documents relating to the settlement are not publicly available.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events.  As of June 30, 2021, our maximum funding commitment under these indemnification agreements was approximately $8.6 million. Claims under these indemnification agreements may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements. The Company does not expect to fund a material amount under these indemnification agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2021, are outlined in the table below (in thousands):

Total commitments	$539,528
Amounts funded to date (1)	(415,281)
Remaining commitments (2)	$124,247
(1)	Includes finance costs.
(2)	This amount excludes our remaining commitments to fund under our other investments of approximately $67.6 million.

NOTE 18 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Numerator:
Net income	$86,863	$101,960	$251,229	$194,239
Deduct: net income attributable to noncontrolling interests	(2,340)	(2,653)	(6,728)	(5,017)

Net income available to common stockholders	$84,523	$99,307	$244,501	$189,222
Denominator:
Denominator for basic earnings per share	236,229	227,411	234,401	227,336
Effect of dilutive securities:
Common stock equivalents	1,130	1,030	1,037	1,146
Noncontrolling interest – Omega OP Units	6,549	6,082	6,470	6,033
Denominator for diluted earnings per share	243,908	234,523	241,908	234,515

Earnings per share - basic:
Net income available to common stockholders	$0.36	$0.44	$1.04	$0.83
Earnings per share – diluted:
Net income	$0.36	$0.43	$1.04	$0.83

NOTE 19 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$100,824	$37,022
Restricted cash	3,736	4,543
Cash, cash equivalents and restricted cash at end of period	$104,560	$41,565

Supplemental information:
Interest paid during the period, net of amounts capitalized	$105,634	$112,035
Taxes paid during the period	$3,072	$4,497

Non cash investing activities
Non cash proceeds from sale of real estate investments	$—	$83,910
Non cash placement of mortgages	$(1,000)	$(86,936)
Non cash proceeds from other investments	$1,000	$3,026

Non cash financing activities
Non cash borrowing of other long-term borrowings	$—	$6,459
Change in fair value of cash flow hedges	$17,869	$(7,329)
Remeasurement of debt denominated in a foreign currency	$3,010	$(13,953)

NOTE 20 – SUBSEQUENT EVENTS

On July 1, 2021, we financed six SNFs in Ohio and amended an existing $6.4 million mortgage to include the six facilities in a consolidated $72.4 million mortgage for eight Ohio facilities bearing interest at an initial rate of 10.5% per annum. In conjunction with this transaction, we also acquired three Maryland facilities that were previously subject to a mortgage issued by Omega bearing interest at 13.75% per annum with a principal balance of $36.0 million. The purchase price for these three facilities was equal to the remaining mortgage principal amount, and the three acquired Maryland facilities were subsequently leased back to the seller for a term expiring on December 31, 2032, assuming Omega exercises the options under the agreement. The base rent in the initial year is approximately $5.0 million and includes annual escalators of 2.5%. On July 1, 2021, we also entered into a $12.0 million revolving credit facility agreement with this operator for working capital expenses for the eight Ohio facilities discussed above with a maturity date of June 30, 2022. The credit facility bears interest at 10% per annum.

On July 14, 2021, we acquired two U.K. facilities for $9.5 million and entered into a lease with an existing operator with an initial term expiring on April 23, 2027. The base rent in the initial year is approximately $0.8 million and includes annual escalators of 2.5%.

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

Forward-Looking Statements and Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the impact of the novel coronavirus (“COVID-19”) on our business and the business of our operators, including without limitation, the extent and duration of the COVID-19 pandemic, increased costs, staffing shortages and decreased occupancy levels experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection therewith, the ability of operators to comply with new infection control and vaccine protocols, the long-term impact of vaccination on facility infection rates, and the extent to which continued government support may be available to operators to offset such costs and the conditions related thereto;
(iv)	the ability of any of Omega’s operators in bankruptcy to reject unexpired lease obligations, modify the terms of Omega’s mortgages and impede the ability of Omega to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(v)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	competition in long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(x)	additional regulatory and other changes in the healthcare sector;
(xi)	changes in the financial position of our operators;
(xii)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xiii)	changes in interest rates;
(xiv)	the timing, amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xvi)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(xvii)	our ability to maintain our status as a REIT; and
(xviii)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Overview

Omega was incorporated in the State of Maryland on March 31, 1992 and has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP. As of June 30, 2021, Omega owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 3% of the Omega OP Units.

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

COVID-19 Pandemic Update

For the year ended December 31, 2020 and for the first quarter of 2021, we collected substantially all of the contractual rents and mortgage interest payments owed to us from our operators (other than operators under a forbearance agreement prior to the pandemic). However, in June 2021, we were informed by an operator, which represents approximately 3% of our revenue for the six months ended June 30, 2021 and 2020 (excluding the impact of the straight-line write-offs in 2021), that it would be unable to pay rent to us in the foreseeable future. As of June 30, 2021, we have been unable to collect approximately $2.5 million of contractual rents due from this operator, which represents one month of contractual rent under the lease agreement, and have applied $2.5 million of the operator’s security deposit funds against their uncollected receivables. As such, we placed the operator on a cash basis for revenue recognition based on our evaluation of the collectibility of future rent payments due under its lease agreement, and in connection with this, we wrote off approximately $17.4 million of straight-line receivables to rental income during the quarter. We believe this operator was impacted by, among other things, reduced revenue as a result of lower occupancy and increased expenses, both as a result of the COVID-19 pandemic. As discussed in Note 2 – Contractual Receivables and Other Receivables, we also placed a smaller operator on a cash basis in the first quarter due to collectability concerns as a result of the impacts of the COVID-19 pandemic. With respect to our other operators, we collected substantially all contractual rents and mortgage interest payments due to us from our operators during the second quarter of 2021; however, we remain cautious as the COVID-19 pandemic continues to have a significant impact on our operators and their financial conditions, particularly given continued uncertainty regarding the availability of sufficient government support, the persistence of staffing shortages that continue to impact our operators’ occupancy levels and profitability, and the commencement in April 2021 for many of our operators of the repayment of accelerated payments of Medicare funds that were previously received as Advanced Medicare payments in 2020.

As of July 27, 2021, our operators reported cases of COVID-19 within 153, or 16%, of our 949 operating facilities as of December 31, 2020, which includes cases involving employees and residents. This represents a meaningful decline in cases from the 614 facilities with cases, or 64% of our 959 operating facilities, that our operators reported as of December 22, 2020, and from the 212 facilities with cases, or 22%, of our 949 operating facilities, that our operators reported as of April 27, 2021. We caution that we have not independently validated any such facility virus incidence information, it may be reported on an inconsistent basis by our operators, and we can provide no assurance regarding its accuracy or that there have not been any changes since the time the information was obtained from our operators; we also undertake no duty to update this information. While we believe the declines in reported cases noted above is due in large part to vaccination programs for COVID-19 which have been implemented in most of our facilities, it remains uncertain when and to what extent these vaccination programs will continue to mitigate the effects of COVID-19 in our facilities, or how effective existing vaccines will be against variants of the COVID-19 virus. The impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine in our facilities, as well as participation levels in vaccination programs among the residents and employees of our operators. Our operators have continued to report considerable variation in participation levels among both employees and residents, which we believe may change over time with additional vaccination education efforts.

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, staffing levels, personal protective equipment (“PPE”), quality of care, visitation protocols, and reporting, among other regulations, throughout the pandemic while facing staffing shortages that have accelerated during the pandemic and that may impede the delivery of care. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay and reliance on agency staffing due to staffing shortages, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, many of our operators have reported experiencing declines, in some cases that are material, in occupancy levels as a result of the pandemic. While these declines on average appear to be stabilizing and even marginally improving in recent months, it remains unclear when and the extent to which demand and occupancy levels will return to pre-COVID-19 levels. We believe these occupancy declines may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While substantial government support, primarily through the federal CARES Act in the U.S. and distribution of PPE, vaccines and testing equipment by federal and state governments, has been allocated to SNFs and to a lesser extent to ALFs, further government support will likely be needed to continue to offset these impacts. It is unclear whether and to what extent such government support will continue to be sufficient and timely to offset these impacts. In particular, it remains unclear as to whether unallocated funds under the Public Health and Social Services Emergency Fund (“Provider Relief Fund”) will be distributed to our operators in any meaningful way, whether additional funds will be added to the Provider Relief Fund or otherwise allocated to health care operators or our operators, or whether additional Medicaid funds under the recently enacted American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) in the U.S. will ultimately support reimbursement to our operators. Further, to the extent the cost and occupancy impacts on our operators continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of certain of our operators would be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. Citing in part the impact of the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support, during the third and fourth quarters of 2020, four of our operators indicated in their financial statements substantial doubt regarding their ability to continue as going concerns.

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

While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we expect the uncertainties to our business described above to persist at least for the near term until we can gain more information as to the level of costs our operators will continue to experience and for how long, and the level of additional governmental support that will be available to them, the potential support our operators may request from us and the future demand for needs-based skilled nursing care and senior living facilities. We continue to monitor the impact of occupancy declines at many of our operators, and it remains uncertain whether and when demand, staffing availability and occupancy levels will return to pre-COVID-19 levels.

We continue to monitor the impacts of other regulatory changes, as discussed below, including any significant limits on the scope of services reimbursed and on reimbursement rates and fees, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

Government Regulation and Reimbursement

The following information supplements and updates, and should be read in conjunction with, the information contained under the caption Item 1. Business – Government Regulation and Reimbursement in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through October 17, 2021, allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions could contribute to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion.

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

In a further response to the pandemic, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for health care related expenses or lost revenues that are attributable to coronavirus. The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements.

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

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which have the potential to impact our operators to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments are loans that providers are scheduled to repay beginning one year from the issuance date of each provider’s or supplier’s accelerated or advance payment, with repayment made through automatic recoupment of 25% of Medicare payments otherwise owed to the provider or supplier for eleven months, followed by an increase to 50% for another six months, after which any outstanding balance would be repaid subject to an interest rate of 4%. We believe these repayments commenced for many of our operators in April 2021 and have adversely impacted, and will continue to adversely impact, operating cash flows of these operators.

Additionally, the Centers for Medicare and Medicaid Services (“CMS”) suspended Medicare sequestration payment adjustments, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020 through December 31, 2021, but also extended sequestration through 2030.  While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

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

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020 and the first quarter of 2021. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. health care system, including the impact on quality of care provided within the skilled nursing industry. These hearings, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in legislation imposing additional requirements on our operators.

Reimbursement Generally:

Medicaid.  The American Rescue Plan Act contains several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. For example, the American Rescue Plan Act increases the FMAP by 10 percentage points for state home and community-based services expenditures beginning April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. As a condition for receiving the FMAP increase, states must enhance, expand, or strengthen their Medicaid home and community-based services program during this period. These potential enhancements to Medicaid reimbursement funding may be offset in certain states by state budgetary concerns, the ability of the state to allocate matching funds and to comply with the new requirements, the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic, and the potential allocation of state Medicaid funds available for reimbursement away from SNFs in favor of home and community-based programs. These challenges may particularly impact us in states where we have a larger presence, including Florida and Texas. In Texas in particular, several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Our operators in Texas may also be adversely impacted by the expected expiration, upon expiration of the federally declared public health emergency, of an add-on by the state to the daily reimbursement rate for Medicaid patients during the pandemic. In Florida, added support to our operators during the pandemic has generally been limited, and our operators in the state may be additionally adversely impacted by the scheduled expiration in December 2021 of a three-year temporary Medicaid reimbursement rate increase by the state. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

Medicare.  On July 29, 2021, CMS issued a final rule regarding the government fiscal year 2022 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $410 million, or 1.2%, for fiscal year 2022 compared to fiscal year 2021. This estimated reimbursement increase is attributable to a 2.7% market basket increase factor less a 0.8 percentage point forecast error adjustment and a 0.7 percentage point productivity adjustment, and a $1.2 million decrease due to the proposed reduction to the SNF prospective payment system rates to account for the recent blood-clotting factors exclusion.  The annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $184.25 million in fiscal year 2022.

Payments to providers continue to be increasingly tied to quality and efficiency.  The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act, which became effective on October 1, 2018. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. We have described our accounting policies in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies or estimates since December 31, 2020.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended June 30, 2021 and 2020

Revenues

Our revenues for the three months ended June 30, 2021 totaled $257.4 million, an increase of approximately $1.0 million over the same period in 2020. The $1.0 million increase was primarily the result of (i) a $30.4 million increase in rental income resulting from facility acquisitions, facilities placed in service, and facility transitions and (ii) a $3.2 million increase in mortgage interest income and other investment income primarily related to new and refinanced mortgages or notes and additional funding to existing operators offset by principal payments. These increases were partially offset by (i) a $21.5 million decrease in rental income primarily resulting from placing certain operators on a cash basis for revenue recognition, (ii) a $2.4 million decrease in rental income resulting from the acceleration of certain in-place lease liabilities, (iii) a $6.8 million decrease in rental income resulting from facility sales and facility transitions and (iv) a $1.6 million decrease in miscellaneous income which is primarily related to an operator’s late fees and reduced management fees.

Expenses

Expenses for the three months ended June 30, 2021 totaled $175.1 million, an increase of approximately $7.1 million over the same period in 2020. The $7.1 million increase was primarily due to: (i) a $3.5 million increase in provision for credit losses primarily resulting from a $4.5 million reserve related to a term loan, (ii) a $3.6 million increase in interest expense primarily resulting from the issuance during the fourth quarter of 2020 of the $700 million of Senior Notes due 2031 and the issuance during the first quarter of 2021 of the $700 million of Senior Notes due 2033, partially offset by the retirement of term loans in the fourth quarter of 2020 and (iii) a $2.2 million increase in depreciation expense primarily resulting from facility acquisitions and capital additions, offset by facility sales and facilities reclassified to assets held for sale. These increases were partially offset by a $3.2 million decrease in impairment on real estate properties related to three facilities in the second quarter of 2021 compared to 10 facilities during the same period in 2020.

Other Income (Expense)

For the three months ended June 30, 2021, total other income was $4.3 million, a decrease of approximately $8.7 million over the same period in 2020. The decrease was mainly due to an $8.7 million decrease in gain on assets sold related to the sale of six facilities in the second quarter of 2021 compared to the sale of 15 facilities during the same period in 2020.

Six Months Ended June 30, 2021 and 2020

Revenues

Our revenues for the six months ended June 30, 2021 totaled $531.2 million, an increase of approximately $21.8 million over the same period in 2020. The $21.8 million increase was primarily the result of (i) a $54.7 million increase in rental income resulting from facility acquisitions, facilities placed in service, and facility transitions and (ii) an $8.2 million increase in mortgage interest income and other investment income primarily related to new and refinanced mortgages or notes and additional funding to existing operators. These increases were partially offset by (i) a $29.4 million decrease in rental income resulting from operators placed on a cash basis for revenue recognition, (ii) a $5.3 million decrease in rental income resulting from facility sales and facility transitions, and (iii) a $2.1 million decrease in miscellaneous income which is primarily related to an operator’s late fees and reduced management fees.

Expenses

Expenses for the six months ended June 30, 2021 totaled $366.3 million, an increase of approximately $36.0 million over the same period in 2020. The $36.0 million increase was primarily due to: (i) a $21.9 million increase in impairment on real estate properties related to seven facilities compared to 13 facilities during the same period in 2020, (ii) a $6.9 million increase in interest expense primarily resulting from the issuance during the fourth quarter of 2020 of the $700 million of Senior Notes due 2031 and the issuance during the first quarter of 2021 of the $700 million of Senior Notes due 2033, partially offset by the retirement of term loans in the fourth quarter of 2020, (iii) a $4.4 million increase in depreciation expense primarily resulting from facility acquisitions and capital additions, offset by facility sales and facilities reclassified to assets held for sale (discussed in further detail below), (iv) a $1.8 million increase in acquisition, merger and transition related costs primarily resulting from the Daybreak transition, and (v) a $1.0 million increase in provision for credit losses primarily resulting from a $4.5 million reserve related to a term loan, increases in loan balances and increases in average time to maturity offset by decreases in loss rates compared to the same period in 2020.

Other Income (Expense)

For the six months ended June 30, 2021, total other income was $75.2 million, an increase of approximately $61.2 million over the same period in 2020. The increase was mainly due to a $89.8 million increase in gain on assets sold related to the sale of 30 facilities compared to the sale of 21 facilities during the same period in 2020 offset by a $30.1 million increase in loss on debt extinguishment primarily related to fees, premiums, and expenses related to the purchase of $350 million of the 4.375% Senior Notes due 2023 during the first quarter of 2021.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations (“Nareit FFO”) for the three months ended June 30, 2021 was $180.8 million compared to $186.5 million for the same period in 2020. Our Nareit FFO for the six months ended June 30, 2021 was $351.1 million compared to $367.5 million for the same period in 2020.

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

Nareit FFO is a non-GAAP financial measure. We use Nareit FFO as one of several criteria to measure the operating performance of our business. We further believe that by excluding the effect of depreciation, amortization, impairment on real estate assets and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Nareit FFO can facilitate comparisons of operating performance between periods and between other REITs. We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and Nareit FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income. The following table presents our Nareit FFO results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Net income	$86,863	$101,960	$251,229	$194,239
Deduct gain from real estate dispositions	(4,123)	(12,843)	(104,465)	(14,681)
Add back loss (deduct gain) from real estate dispositions - unconsolidated joint ventures	177	(1,838)	(14,747)	(1,955)
	82,917	87,279	132,017	177,603
Elimination of non-cash items included in net income:
Depreciation and amortization	85,799	83,586	170,648	166,229
Depreciation – unconsolidated joint ventures	3,067	3,550	6,428	7,182
Add back impairments on real estate properties	8,822	11,988	37,511	15,627
Add back impairments on real estate properties - unconsolidated joint ventures	252	—	4,430	—
(Deduct) add back unrealized (gain) loss on warrants	(29)	65	43	840
Nareit FFO	$180,828	$186,468	$351,077	$367,481

Portfolio and Recent Developments

The following table summarizes the significant asset acquisitions that occurred during the first six months of 2021:

	Number of				Total		Initial
	Facilities			Country/	Investment		Annual
Period	SNF	ALF	Specialty	State	(in millions)		Cash Yield(1)
Q1	—	17	7	AZ, CA, FL, IL, NJ, OR, PA, TN, TX, VA, WA	$511.3	(2)	8.43%
Q1	6	—	—	FL	83.1		9.25%
Total	6	17	7		$594.4
(1)	The initial annual cash yield reflects the initial cash rent divided by the purchase price.
(2)	On January 20, 2021, we acquired 24 facilities from Healthpeak Properties, Inc. The acquisition involved the assumption of an in-place master lease with Brookdale Senior Living Inc.

During the second quarter of 2021, we acquired one parcel of land (not reflected in the table above) for approximately $10.4 million.

Other Recent Developments

On July 1, 2021, the Company financed six SNFs in Ohio and amended an existing $6.4 million mortgage to include the six facilities in a consolidated $72.4 million mortgage for eight Ohio facilities bearing interest at an initial rate of 10.5% per annum. In conjunction with this transaction, the Company also acquired three Maryland facilities that were previously subject to a mortgage issued by the Company bearing interest at 13.75% per annum with a principal balance of $36.0 million. The purchase price for these three facilities was equal to the remaining mortgage principal amount, and the three acquired Maryland facilities were subsequently leased back to the seller for a term expiring on December 31, 2032, assuming Omega exercises the options under the agreement. The base rent in the initial year is approximately $5.0 million and includes annual escalators of 2.5%. On July 1, 2021, the Company also entered into a $12.0 million revolving credit facility agreement with this operator for working capital expenses for the eight Ohio facilities discussed above with a maturity date of June 30, 2022. The credit facility bears interest at 10% per annum.

On July 14, 2021, the Company acquired two U.K. facilities for $9.5 million and entered into a lease with an existing operator with an initial term expiring on April 23, 2027. The base rent in the initial year is approximately $0.8 million and includes annual escalators of 2.5%.

Asset Sales, Impairments, Contractual Receivables and Other Receivables and Lease Inducements

Asset Sales

During the first quarter of 2021, we sold 24 facilities subject to operating leases for approximately $188.3 million in net cash proceeds, recognizing a net gain of approximately $100.3 million.

During the second quarter of 2021, we sold six facilities subject to operating leases for approximately $12.9 million in net cash proceeds, recognizing a net gain of approximately $4.1 million. As of June 30, 2021, we have nine facilities and one parcel of land, totaling $35.3 million, classified as assets held for sale. We expect to sell these facilities over the next twelve months.

Impairments

During the first quarter of 2021, we recorded impairments on real estate properties of approximately $28.7 million on four facilities (three were subsequently reclassified to assets held for sale in the first quarter of 2021). During the second quarter of 2021, we recorded impairments on real estate properties of approximately $8.8 million on three facilities (all three were subsequently reclassified to assets held for sale in the second quarter of 2021). Our recorded impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators. We reduced the net book value of the impaired facilities to their estimated fair values or, with respect to the facilities reclassified to held for sale, to their estimated fair values less costs to sell. To estimate the fair value of the facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) and/or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

Contractual Receivables, Other Receivables and Lease Inducements

A summary of our net receivables by type is as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)

Contractual receivables – net	$10,948	$10,408

Effective yield interest receivables	$11,554	$12,195
Straight-line rent receivables	138,449	139,046
Lease inducements	79,506	83,425
Other receivables and lease inducements	$229,509	$234,666

During the first and second quarters of 2021, we wrote-off approximately $2.7 million and $17.4 million, respectively, of straight-line rent receivables to rental income as a result of transitioning one facility and placing two operators on a cash basis due to changes in our evaluation of the collectibility of future rent payments due under the lease agreements.

Based on our evaluation of the collectibility of future rent payments due under the lease agreements for the two operators discussed above, we do not believe it is probable that we will be able to collect substantially all rents due. These two operators generated approximately 3% of our total revenues (excluding the impact of straight-line rent  receivable write-offs in 2021) for the six months ended June 30, 2021 and 2020. For the six months ended June 30, 2021, we have been unable to collect approximately $3.5 million of contractual rents due from these operators. We have applied $2.5 million of one of the operator’s security deposit funds against their uncollected receivables, which represents one month of contractual rent under the lease agreement. We have subordinated debt to a third party with an outstanding principal balance of $20 million that matures in December 2021 (see Note 13 – Borrowing Arrangements in our Annual Report on Form 10-K for the year ended December 31, 2020). However, that indebtedness (interest and, under some circumstances, principal) is subject to offset if contractual rent is not paid when due by one of the subject operators.

Other Investments

Genesis

On March 6, 2018, we amended certain terms of our $48.0 million secured term loan with Genesis Healthcare, Inc. (“Genesis”). The $48.0 million term loan bears interest at a fixed rate of 14% per annum, of which 9% per annum is paid-in-kind and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended during the first quarter of 2021 to January 1, 2024. This term loan (and the $16.0 million term loan discussed below) is secured by a first priority lien on and security interest in certain collateral of Genesis. As of June 30, 2021, approximately $68.2 million is outstanding on this term loan.

Also on March 6, 2018, we provided Genesis an additional $16.0 million secured term loan bearing interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind, and was initially scheduled to mature on July 29, 2020. The maturity date of this loan was extended during the first quarter of 2021 to January 1, 2024. As of June 30, 2021, approximately $18.9 million is outstanding on this term loan.

Daybreak

During the first quarter of 2021, we transitioned 14 Daybreak Ventures, LLC (“Daybreak”) facilities to existing operators and sold two Daybreak facilities. During the second quarter of 2021, we sold the two remaining Daybreak facilities. The total annual rent or rent equivalents achieved through transitioning the Daybreak portfolio equal $16.6 million. On April 6, 2021, we terminated the Daybreak master lease and exited that relationship.

We continue to closely monitor the performance of all of our operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At June 30, 2021, we had total assets of $9.8 billion, total equity of $4.2 billion and debt of $5.3 billion, representing approximately 55.9% of total capitalization.

Financing Activities and Borrowing Arrangements

Revolving Credit Facility

On April 30, 2021, Omega entered into a credit agreement (the “2021 Omega Credit Agreement”) providing us with a new $1.45 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”), replacing our previous $1.25 billion senior unsecured 2017 multicurrency revolving credit facility (the “2017 Revolving Credit Facility”). The 2021 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $2.5 billion, by requesting an increase in the aggregate commitments under the Revolving Credit Facility or by adding term loan tranches.

The Revolving Credit Facility bears interest at LIBOR (or in the case of loans denominated in GBP, the Sterling overnight index average reference rate plus an adjustment of 0.1193% per annum) plus an applicable percentage (with a range of 95 to 185 basis points) based on our credit ratings. The Revolving Credit Facility matures on April 30, 2025, subject to Omega’s option to extend such maturity date for two six-month periods. The Revolving Credit Facility may be drawn in Euros, GBP, Canadian Dollars (collectively, “Alternative Currencies”) or U.S. Dollars (“USD”), with a $1.15 billion tranche available in USD and a $300 million tranche available in Alternative Currencies. For purposes of the Revolving Credit Facility, references to LIBOR include the Canadian dealer offered rates for amounts offered in Canadian Dollars and any other Alternative Currency rate approved in accordance with the terms of the 2021 Omega Credit Agreement for amounts offered in any other non-London interbank offered rate quoted currency, as applicable.

We incurred $12.9 million of deferred costs in connection with the 2021 Omega Credit Agreement.

OP Term Loan

On April 30, 2021, Omega OP entered into a credit agreement (the “2021 Omega OP Credit Agreement”) providing it with a new $50 million senior unsecured term loan facility (the “OP Term Loan”). The OP Term Loan replaces the $50 million senior unsecured term loan obtained in 2017 (the “2017 OP Term Loan”) and the related credit agreement. The OP Term Loan bears interest at LIBOR plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. The OP Term Loan matures on April 30, 2025, subject to Omega OP’s option to extend such maturity date for two, six-month periods.

We incurred $0.4 million of deferred costs in connection with the 2021 Omega OP Credit Agreement.

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

$400 Million Forward Starting Swaps

On March 27, 2020, we entered into five forward starting swaps totaling $400 million. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, initially expected to occur within the next five years. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a fixed rate of approximately 0.8675%. In March 2021, in conjunction with the issuance of $700 million aggregate principal amount of our 3.25% Senior Notes due 2033, we discontinued hedge accounting for these five forward starting swaps. Amounts reported in Accumulated Other Comprehensive Income (“AOCI”) related to these discontinued cash flow hedging relationships will be reclassified to interest expense over a ten year term. Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

£174 Million Foreign Exchange Forward Starting Swaps

From the issuance date of our GBP borrowings through the prepayment date in March 2021, we used a nonderivative, GBP-denominated term loan and line of credit totaling £174 million to hedge a portion of our net investments in foreign operations. During March 2021 and concurrent with the settlement of our GBP-denominated term loan and repayment of our GBP-denominated borrowings under our line of credit, we entered into four foreign currency forwards that mature on March 8, 2024 to hedge a portion of our net investments in foreign operations, effectively replacing the terminated net investment hedge. For these derivatives that are designated and qualify as net investment hedges, the gain or loss on the derivative is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Supplemental Guarantor Information

Parent has issued approximately $4.9 billion aggregate principal of senior notes outstanding at June 30, 2021 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

The SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities, such as our senior notes. As a result of these amendments, registrants are permitted to provide certain alternative financial and non-financial disclosures, to the extent material, in lieu of separate financial statements for subsidiary issuers and guarantors of registered debt securities. Accordingly, separate consolidated financial statements of Omega OP have not been presented. Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under the outstanding senior notes, the Revolving Credit Facility and the OP Term Loan) and their investments in non-guarantor subsidiaries.

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of June 30, 2021, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

At-The-Market Offering Programs

During the third quarter of 2015, Omega entered into Equity Distribution Agreements with several financial institutions to sell $500.0 million of shares of common stock from time to time through an “at-the-market” (“ATM”) offering program (the “2015 ATM Program”).

During the second quarter of 2021, the we terminated the 2015 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion (the “2021 ATM Program”) may be sold from time to time (i) by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals, or (ii) by several financial institutions acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Under the 2021 ATM Program, compensation for sales of the shares will not exceed 2% of the gross sales price per share for shares sold through each financial institution. The use of forward sales under the 2021 ATM Program generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the 2021 ATM Program during the three months ended June 30, 2021.

The table below presents information regarding the shares issued under the 2021 and 2015 ATM Programs for the three and six months ended June 30, 2020 and 2021:

		Shares issued	Average Net Price	Gross Proceeds	Commissions	Net Proceeds
	Period Ended	(in millions)	Per Share(1)	(in millions)
Three Months Ended	June 30, 2020	-	$-	$-	$-	$-
Three Months Ended	June 30, 2021	2.5	36.23	92.4	1.9	90.5
Six Months Ended	June 30, 2020	0.1	36.18	2.0	0.2	1.8
Six Months Ended	June 30, 2021	4.1	36.60	153.8	3.2	150.6
(1)	Represents the average price per share after commissions.

Dividend Reinvestment and Common Stock Purchase Plan

The table below presents information regarding the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and six months ended June 30, 2020 and 2021:

		Shares issued	Gross Proceeds
	Period Ended	(in millions)	(in millions)
Three Months Ended	June 30, 2020	-	$-
Three Months Ended	June 30, 2021	1.6	61.8
Six Months Ended	June 30, 2020	0.1	3.7
Six Months Ended	June 30, 2021	2.0	77.3

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2021, are outlined in the table below (in thousands):

Total commitments	$539,528
Amounts funded to date (1)	(415,281)
Remaining commitments (2)	$124,247
(1)	Includes finance costs.
(2)	This amount excludes our remaining commitments to fund under our other investments of approximately $67.6 million.

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

For the six months ended June 30, 2021, we paid dividends of approximately $316.5 million to our common stockholders. On February 16, 2021, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 8, 2021.  On May 17, 2021, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on May 3, 2021.

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

Cash, cash equivalents and restricted cash totaled $104.6 million as of June 30, 2021, a decrease of $63.0 million as compared to the balance at December 31, 2020. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $378.3 million of net cash flow for the six months ended June 30, 2021, as compared to $329.4 million for the same period in 2020, an increase of $48.9 million, which is primarily driven by an increase of $45.9 million of net income, adjusted for non-cash items, due to revenue growth as a result of facility acquisitions and transitions, investments in mortgages and other investments. A $3.0 million change in the net movements of the operating assets and liabilities, primarily driven by a reduction in lease inducements provided to our operators, also contributed to the overall increase in cash provided by operating activities.

Investing Activities – Net cash flow from investing activities was an outflow of $387.1 million for the six months ended June 30, 2021, as compared to an outflow of $96.7 million for the same period in 2020. The $290.4 million change in cash flow from investing activities related primarily to (i) a $579.0 million increase in real estate acquisitions and (ii) a $8.5 million increase in investments in unconsolidated joint ventures, offset by (i) a $145.1 million increase in proceeds from the sales of real estate investments, (ii) a $79.6 million increase in mortgages collections, net of placements, (iii) a $38.5 million decrease in investment in construction in progress and capital expenditures, (iv) a $27.4 million increase in other investment proceeds, net of new investments, (v) a $3.1 million increase in receipts from insurance proceeds and (vi) a $2.5 million refund of an acquisition related deposit in the first quarter of 2021.

Financing Activities – Net cash flow from financing activities was an outflow of $54.3 million for the six months ended June 30, 2021, as compared to an outflow of $224.1 million for the same period in 2020. The $169.8 million change in cash provided by financing activities was primarily related to (i) a $148.9 million increase in cash proceeds from the issuance of common stock in 2021, as compared to the same period in 2020, (ii) a $73.5 million increase in net proceeds from our dividend reinvestment plan in 2021, as compared to the same period in 2020 and (iii) $7.8 million increase in proceeds from other long-term borrowings, net of repayments offset by (i) a $48.1 million increase in payment of financing related costs and (ii) a $9.4 million increase in dividends paid.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2021, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In connection with the preparation of our Form 10-Q as of and for the quarter ended June 30, 2021, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of the Company as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Company were effective at a reasonable assurance level as of June 30, 2021.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 17 – Commitments and Contingencies in the Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

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

The COVID-19 pandemic has significantly adversely impacted, and may continue to so impact, SNFs and long term care providers generally, with higher rates of virus transmission and fatality among the elderly and frail populations these facilities serve. As a result, many of our operators have been and may continue to be significantly impacted by the pandemic. In June 2021, we were informed by an operator, which represents approximately 3% of our revenue for the six months ended June 30, 2021 and 2020 (excluding the impact of the straight-line write-offs in 2021), that it would be unable to pay rent to us in the foreseeable future. As of June 30, 2021, we have been unable to collect approximately $2.5 million of contractual rents due from this operator, which represents one month of contractual rent under the lease agreement, and have applied $2.5 million of the operator’s security deposit funds against their uncollected receivables. As such, we placed the operator on a cash basis for revenue recognition based on our evaluation of the collectibility of future rent payments due under its lease agreement, and in connection with this, we wrote off approximately $17.4 million of straight-line receivables to rental income during the quarter. We believe this operator was impacted by, among other things, reduced revenue as a result of lower occupancy and increased expenses, both as a result of the COVID-19 pandemic. Continued uncertainty regarding the availability of sufficient government support, the persistence of staffing shortages that have impacted, and may continue to impact, our operators’ occupancy levels and profitability, and the commencement in April 2021 for many of our operators of the repayment of accelerated payments of Medicare funds that were previously received as Advanced Medicare payments in 2020 could result in other operators having difficulty meeting their payments obligations generally or meeting their payment obligations to us. In the latter such event, we may record impairment charges with respect to straight-line rent receivables associated with such operator and our financial condition could be adversely impacted.  See “Our assets, including our real estate and loans, are subject to impairment charges, and our valuation and reserve estimates are based on assumptions and may be subject to adjustment” in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Our operators have been, and continue to be, impacted by the pandemic in numerous ways. In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, staffing levels, PPE, quality of care, visitation protocols, and reporting, among other regulations, throughout the pandemic while facing staffing shortages that have accelerated during from the pandemic and that may impede the delivery of care. It remains uncertain when and to what extent vaccination programs for COVID-19, which have been implemented in most of our facilities, will continue to mitigate the effects of COVID-19 in our facilities, or how effective existing vaccines will be against the variants of the COVID-19 virus; the impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine in our facilities, as well as participation levels in vaccination programs among the residents and employees of our operators. Our operators have continued to report considerable variation in participation levels among both employees and residents, which we believe may change over time with additional vaccination education efforts.

In addition to the risks associated with managing the spread of the virus, delivery of the vaccines and care of their patients and residents, many of our operators reported incurring, and may continue to incur, significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, in part as a result of staffing shortages, including the increased use of overtime and bonus pay and reliance on agency staffing, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and delivery of the vaccine. In addition, many of our operators have reported experiencing declines in occupancy levels as a result of the pandemic. We believe these declines may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19-induced fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs. We continue to monitor the impact of occupancy declines at many of our operators, and it remains uncertain whether and when demand and occupancy levels will return to pre-COVID-19 levels.

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

The COVID-19 pandemic has also caused, and may continue to cause, severe economic, market and other disruptions worldwide. The pandemic has led governments and other authorities in the U.S., U.K. and around the world to impose measures intended to control its spread, including but not limited to, restrictions on freedom of movement and business operations which may remain in place or be reinstated along with continuing uncertainty around the potential duration of the pandemic. We cannot assure you that conditions in the bank lending, capital and other financial markets will not deteriorate as a result of the COVID-19 pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancing. In addition, our employees may be impacted directly or indirectly by the pandemic and we may be required to make changes to our internal controls as a result of changes in our business processes or personnel; any such changes may increase our operational and financial reporting risks.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2021, Omega issued an aggregate of 7,539 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of its partnership agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Issuer Purchases of Equity Securities

During the second quarter of 2021, we did not purchase any shares of our outstanding common stock.

Item 5 – Other Information

 On July 22, 2021, the Board of Directors revised the Company’s compensation program for non-employee directors to consist of the following components effective as of June 4, 2021:

●	annual cash retainer of $75,000 payable in quarterly installments of $18,750 on or about August 15, November 15, February 15 and May 15; provided, however, that each director may elect each year to receive the retainer in common stock (or at the director’s option, a number of profits interest units with equivalent value) to be included in the annual equity grant described below;
●	annual grant as of the date of the annual meeting of a number of shares of restricted common stock determined by dividing $150,000 by the fair market value per share of common stock on the date of grant (or at the director’s option, a number of profits interest units with equivalent value), vesting based on the director’s continuing service until the date of the next succeeding annual meeting of stockholders (subject to 100% acceleration upon death, disability, change in control or any other event that in the discretion of the Compensation Committee of the Board of Directors is deemed to be an appropriate basis for acceleration);
●	Chair of the Board of Directors: $120,000 annual payment, of which 50% will be added to, and treated as part of, the annual equity grant;

●	Additional annual cash payments for committee service:

Committee	Chair	Member
Audit Committee	$25,000	$12,500
Compensation Committee	$20,000	$9,000
Nominating and Corporate Governance Committee	$20,000	$7,500
Investment Committee	$20,000	$7,500

●	$1,500 per meeting for attendance at each meeting of the Board of Directors or committee of the Board of Directors in excess of the following number of meetings during the year of a director’s term:

Board/Committee	Number of Meetings
Board of Directors	10
Audit Committee	6
Compensation Committee	6
Nominating and Corporate Governance Committee	5
Investment Committee	5

The non-employee directors may elect to have all annual cash retainers (i.e., the annual cash retainer paid quarterly, the Chair of the Board of Directors cash fee, the committee chair fee and the committee member fees described above): (a) paid in cash, (b) added to the annual equity grant that is normally subject to one-year vesting, or (c) deferred and paid in cash in the future.

Item 6–Exhibits

Exhibit No.
3.1	Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of April 8, 2021 (incorporated by reference to Exhibit 3.1 on the Company’s Form 8-K, filed on April 14, 2021).
10.1

Credit Agreement, dated as of April 30, 2021, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2021).

10.2

Credit Agreement, dated as of April 30, 2021, among OHI Healthcare Properties Limited Partnership, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 4, 2021).

22.1	Subsidiary guarantors of guaranteed securities (incorporated by reference to Exhibit 22.1 to the Company’s Form 10-Q for the quarter ended March 31, 2021).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: August 3, 2021	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: August 3, 2021	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer