Form 10-Q
period 2021-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2021-11-05
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 2, 2021, there were 238,974,122 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Real estate properties
Real estate investments	$9,268,967	$8,702,154
Less accumulated depreciation	(2,174,546)	(1,996,914)
Real estate investments – net	7,094,421	6,705,240
Investments in direct financing leases – net	10,762	10,764
Mortgage notes receivable – net	873,737	885,313
	7,978,920	7,601,317
Other investments – net	434,028	467,442
Investments in unconsolidated joint ventures	193,741	200,638
Assets held for sale	21,528	81,452
Total investments	8,628,217	8,350,849

Cash and cash equivalents	102,664	163,535
Restricted cash	3,341	4,023
Contractual receivables – net	16,658	10,408
Other receivables and lease inducements	236,964	234,666
Goodwill	651,354	651,737
Other assets	140,751	82,231
Total assets	$9,779,949	$9,497,449

LIABILITIES AND EQUITY
Revolving credit facility	$—	$101,158
Secured borrowings	363,963	369,524
Senior notes and other unsecured borrowings – net	4,909,090	4,698,570
Accrued expenses and other liabilities	260,630	280,824
Deferred income taxes	8,798	10,766
Total liabilities	5,542,481	5,460,842

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding - none	—	—
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 238,939 shares as of September 30, 2021 and 231,199 as of December 31, 2020	23,893	23,119
Additional paid-in capital	6,425,720	6,152,887
Cumulative net earnings	2,978,183	2,594,735
Cumulative dividends paid	(5,393,284)	(4,916,097)
Accumulated other comprehensive income (loss)	1,476	(12,768)
Total stockholders’ equity	4,035,988	3,841,876
Noncontrolling interest	201,480	194,731
Total equity	4,237,468	4,036,607
Total liabilities and equity	$9,779,949	$9,497,449

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Rental income	$247,164	$83,226	$705,880	$526,258
Income from direct financing leases	257	258	772	775
Mortgage interest income	23,047	24,013	70,693	65,378
Other investment income	10,780	11,286	34,245	32,870
Miscellaneous income	424	394	1,270	3,315
Total revenues	281,672	119,177	812,860	628,596

Expenses
Depreciation and amortization	86,097	81,072	256,745	247,301
General and administrative	15,372	14,812	46,724	44,704
Real estate taxes	3,272	2,127	9,002	9,448
Acquisition, merger and transition related costs	—	36	1,814	62
Impairment on real estate properties	4,942	28,105	42,453	43,732
Recovery on direct financing leases	—	(324)	(717)	(1,076)
Provision for credit losses	25,511	32,076	28,023	33,577
Interest expense	58,979	54,262	176,379	164,716
Total expenses	194,173	212,166	560,423	542,464

Other income (expense)
Other (expense) income – net	(767)	(63)	4	(725)
Loss on debt extinguishment	(642)	(896)	(30,707)	(896)
Gain (loss) on assets sold – net	56,169	(749)	160,634	13,932
Total other income (expense)	54,760	(1,708)	129,931	12,311

Income (loss) before income tax expense and income from unconsolidated joint ventures	142,259	(94,697)	382,368	98,443
Income tax expense	(976)	(763)	(2,873)	(2,626)
Income from unconsolidated joint ventures	1,552	1,692	14,569	4,654
Net income (loss)	142,835	(93,768)	394,064	100,471
Net (income) loss attributable to noncontrolling interest	(3,888)	2,477	(10,616)	(2,540)
Net income (loss) available to common stockholders	$138,947	$(91,291)	$383,448	$97,931

Earnings per common share available to common stockholders:
Basic:
Net income (loss) available to common stockholders	$0.58	$(0.40)	$1.62	$0.43
Diluted:
Net income (loss)	$0.58	$(0.40)	$1.62	$0.43

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$142,835	$(93,768)	$394,064	$100,471
Other comprehensive (loss) income:
Foreign currency translation	(5,027)	11,874	(2,901)	(7,869)
Cash flow hedges	1,895	5,723	17,529	(1,608)
Total other comprehensive (loss) income	(3,132)	17,597	14,628	(9,477)
Comprehensive income (loss)	139,703	(76,171)	408,692	90,994
Comprehensive (income) loss attributable to noncontrolling interest	(3,803)	2,014	(11,000)	(2,306)
Comprehensive income (loss) attributable to common stockholders	$135,900	$(74,157)	$397,692	$88,688

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended September 30, 2021 and 2020

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2021	$23,756	$6,377,238	$2,839,236	$(5,232,692)	$4,523	$4,012,061	$197,965	$4,210,026
Stock related compensation	—	5,750	—	—	—	5,750	—	5,750
Issuance of common stock	134	47,572	—	—		47,706	—	47,706
Common dividends declared ($0.67 per share)	—	—	—	(160,592)	—	(160,592)	—	(160,592)
Vesting/exercising of Omega OP Units	—	(5,596)	—	—	—	(5,596)	5,596	—
Conversion and redemption of Omega OP Units to common stock	3	756	—	—	—	759	(759)	—
Omega OP Units distributions	—	—	—	—	—	—	(5,125)	(5,125)
Other comprehensive loss	—	—	—	—	(3,047)	(3,047)	(85)	(3,132)
Net income	—	—	138,947	—	—	138,947	3,888	142,835
Balance at September 30, 2021	$23,893	$6,425,720	$2,978,183	$(5,393,284)	$1,476	$4,035,988	$201,480	$4,237,468

Balance at June 30, 2020	$22,694	$5,999,972	$2,624,630	$(4,610,828)	$(66,235)	$3,970,233	$197,159	$4,167,392
Stock related compensation	—	5,122	—	—	—	5,122	—	5,122
Issuance of common stock	3	(730)	—	—	—	(727)	—	(727)
Common dividends declared ($0.67 per share)	—	—	—	(152,640)	—	(152,640)	—	(152,640)
Vesting/exercising of Omega OP Units	—	(3,355)	—	—	—	(3,355)	3,355	—
Conversion and redemption of Omega OP Units to common stock	1	83	—	—	—	84	(84)	—
Omega OP Units distributions	—	—	—	—	—	—	(4,562)	(4,562)
Other comprehensive income	—	—	—	—	17,134	17,134	463	17,597
Net loss	—	—	(91,291)	—	—	(91,291)	(2,477)	(93,768)
Balance at September 30, 2020	$22,698	$6,001,092	$2,533,339	$(4,763,468)	$(49,101)	$3,744,560	$193,854	$3,938,414

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2021 and 2020

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid-in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends Paid	Loss	Equity	Interest	Equity
Balance at December 31, 2020	$23,119	$6,152,887	$2,594,735	$(4,916,097)	$(12,768)	$3,841,876	$194,731	$4,036,607
Stock related compensation	—	17,032	—	—	—	17,032	—	17,032
Issuance of common stock	771	271,658	—	—		272,429	—	272,429
Common dividends declared ($2.01 per share)	—	—	—	(477,187)	—	(477,187)	—	(477,187)
Vesting/exercising of Omega OP units	—	(16,966)	—	—	—	(16,966)	16,966	—
Conversion and redemption of Omega OP Units to common stock	3	1,109	—	—	—	1,112	(1,112)	—
Omega OP Units distributions	—	—	—	—	—	—	(20,105)	(20,105)
Other comprehensive income	—	—	—	—	14,244	14,244	384	14,628
Net income	—	—	383,448	—	—	383,448	10,616	394,064
Balance at September 30, 2021	$23,893	$6,425,720	$2,978,183	$(5,393,284)	$1,476	$4,035,988	$201,480	$4,237,468

Balance at December 31, 2019	$22,663	$5,992,733	$2,463,436	$(4,303,546)	$(39,858)	$4,135,428	$201,166	$4,336,594
Cumulative effect of accounting change	—	—	(28,028)	—	—	(28,028)	(757)	(28,785)
	22,663	5,992,733	2,435,408	(4,303,546)	(39,858)	4,107,400	200,409	4,307,809
Stock related compensation	—	14,380	—	—	—	14,380	—	14,380
Issuance of common stock	31	1,535	—	—	—	1,566	—	1,566
Common dividends declared ($2.01 per share)	—	—	—	(459,922)	—	(459,922)	—	(459,922)
Vesting/exercising of Omega OP units	—	(8,788)	—	—	—	(8,788)	8,788	—
Conversion and redemption of Omega OP Units to common stock	4	1,232	—	—	—	1,236	(1,236)	—
Omega OP Units distributions	—	—	—	—	—	—	(16,413)	(16,413)
Other comprehensive loss	—	—	—	—	(9,243)	(9,243)	(234)	(9,477)
Net income	—	—	97,931	—	—	97,931	2,540	100,471
Balance at September 30, 2020	$22,698	$6,001,092	$2,533,339	$(4,763,468)	$(49,101)	$3,744,560	$193,854	$3,938,414

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$394,064	$100,471
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,745	247,301
Impairment on real estate properties	42,453	47,210
Recovery on direct financing leases	(717)	(1,076)
Provision for rental income	22,357	144,502
Provision for credit losses	28,023	33,577
Amortization of deferred financing costs and loss on debt extinguishment	39,832	7,384
Accretion of direct financing leases	37	18
Stock-based compensation expense	16,913	14,380
Gain on assets sold – net	(160,634)	(13,932)
Amortization of acquired in-place leases – net	(8,452)	(8,460)
Effective yield payable (receivable) on mortgage notes	1,085	(433)
Interest paid-in-kind	(5,422)	(5,789)
(Income) loss from unconsolidated joint ventures	(1,530)	153
Change in operating assets and liabilities – net:
Contractual receivables	(6,250)	5,359
Straight-line rent receivables	(38,401)	(16,112)
Lease inducements	4,556	(23,391)
Other operating assets and liabilities	(19,052)	(20,265)
Net cash provided by operating activities	565,607	510,897
Cash flows from investing activities
Acquisition of real estate	(615,907)	(27,230)
Refund of acquisition deposit	2,500	—
Net proceeds from sale of real estate investments	310,849	117,164
Investments in construction in progress	(91,923)	(61,991)
Proceeds from sale of direct financing lease and related trust	717	15,220
Placement of mortgage loans	(84,012)	(59,922)
Collection of mortgage principal	44,039	4,005
Investments in unconsolidated joint ventures	(10,484)	(2,175)
Distributions from unconsolidated joint ventures in excess of earnings	17,671	2,852
Capital improvements to real estate investments	(28,955)	(27,018)
Receipts from insurance proceeds	5,948	346
Investments in other investments	(94,222)	(116,462)
Proceeds from other investments	91,627	99,239
Net cash used in investing activities	(452,152)	(55,972)
Cash flows from financing activities
Proceeds from long-term borrowings	2,220,128	939,466
Payments of long-term borrowings	(2,121,429)	(911,329)
Payments of financing related costs	(48,934)	(896)
Net proceeds from issuance of common stock	272,429	1,387
Dividends paid	(477,068)	(459,743)
Distributions to Omega OP Unit Holders	(20,105)	(16,413)
Net cash used in financing activities	(174,979)	(447,528)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(29)	(662)
(Decrease) increase in cash, cash equivalents and restricted cash	(61,553)	6,735
Cash, cash equivalents and restricted cash at beginning of period	167,558	33,380
Cash, cash equivalents and restricted cash at end of period	$106,005	$40,115

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2021

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega”, the “Company”, “we”, “our”, “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) within the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of long-term “triple net” leases and mortgage agreements.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of September 30, 2021, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all  the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2021.

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

Segments

We conduct our operations and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business and is consistent with the manner in which our Chief Operating Decision Maker (CODM), our Chief Executive Officer, evaluates performance and makes resource and operating decisions for the business.

Reclassification

Certain line items on our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Risks and Uncertainties including COVID-19

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

Accounting Pronouncements Adopted in 2021

On July 19, 2021, the Financial Accounting Standards Board issued ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments. This guidance requires lessors to classify leases with variable lease payments, that do not depend on an index or rate, as an operating lease on the commencement date of the lease if specified criteria are met. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. We early adopted this guidance prospectively effective July 1, 2021. The adoption of the guidance did not have an impact on our unaudited consolidated financial statements.

NOTE 2 – REAL ESTATE INVESTMENTS

A summary of our investments in real estate properties subject to operating leases is as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Buildings	$7,394,094	$6,961,509
Land	940,088	883,765
Furniture and equipment	532,157	518,664
Site improvements	329,290	308,087
Construction in progress	73,338	30,129
Total real estate investments	9,268,967	8,702,154
Less accumulated depreciation	(2,174,546)	(1,996,914)
Real estate investments – net	$7,094,421	$6,705,240

At September 30, 2021, our leased real estate properties included 715 SNFs, 134 ALFs, 35 specialty facilities and two medical office buildings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Rental income – operating leases	$243,831	$81,424	$697,140	$517,384
Variable lease income – operating leases	3,333	1,802	8,740	8,874
Total rental income	$247,164	$83,226	$705,880	$526,258

Asset Acquisitions

The following table summarizes the significant asset acquisitions that occurred during the first nine months of 2021:

	Number of				Total		Initial
	Facilities			Country/	Investment		Annual
Period	SNF	ALF	Specialty	State	(in millions)		Cash Yield(1)
Q1	—	17	7	AZ, CA, FL, IL, NJ, OR, PA, TN, TX, VA, WA	$511.3	(2)	8.43%
Q1	6	—	—	FL	83.1		9.25%
Q3	—	2	—	U.K.	9.6		7.89%
Total	6	19	7		$604.0
(1)	The initial annual cash yield reflects the initial annual cash rent divided by the purchase price.
(2)	On January 20, 2021, we acquired 24 facilities from Healthpeak Properties, Inc. The acquisition involved the assumption of an in-place master lease with Brookdale Senior Living Inc.

During the second quarter of 2021, we acquired one parcel of land (not reflected in the table above) for approximately $10.4 million.

During the third quarter of 2021, we purchased a real estate property located in Washington, D.C. (not reflected in the table above) for approximately $68.0 million and plan to redevelop the property into a 174 bed ALF. Concurrent with the acquisition, we entered into a single facility lease for this property with Maplewood Senior Living (“Maplewood”) through August 31, 2045. For accounting purposes, the lease will commence upon the substantial completion of construction of the ALF, which is currently expected to be in the first quarter of 2025.  The lease provides for the accrual of financing costs at a rate of 5% per annum during the construction phase. The lease provides for an annual cash yield of 6% in the first year following the completion of construction, increasing to 7% in year two and 8% in year three with 2.5% annual escalators thereafter. We are committed to a maximum funding of $177.7 million for the redevelopment of the real estate property, subject to ordinary development related cost changes (see Note 18 - Commitments and Contingencies).

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we will sell facilities to reduce our concentration in certain operators, geographies, and non-strategic assets or due to the exercise of a tenant purchase option. The following is a summary of our assets held for sale:

	September 30, 2021		December 31, 2020
Number of Facilities Held for Sale	11	(1)	22
Amount of Assets Held for Sale (in thousands)	$21,528		$81,452
(1)	Number of facilities excludes one parcel of land.

Asset Sales

During the three and nine months ended September 30, 2021, we sold 15 and 45 facilities, subject to operating leases, for approximately $109.7 million and $310.8 million in net cash proceeds, recognizing net gains of approximately $56.2 million and $160.6 million.

Real Estate Impairments

During the three and nine months ended September 30, 2021, we recorded impairments on six and 13 facilities of approximately $4.9 million and $42.5 million, respectively. Our recorded impairments were primarily the result of reclassifying 12 facilities to assets held for sale for which the carrying values exceeded the estimated fair values less costs to sell. We also recognized an impairment on one held for use facility because of the closure of the facility in the first quarter. To estimate the fair value of these facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

NOTE 4 – CONTRACTUAL RECEIVABLES AND OTHER RECEIVABLES AND LEASE INDUCEMENTS

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)

Contractual receivables – net	$16,658	$10,408

Effective yield interest receivables	$10,031	$12,195
Straight-line rent receivables	149,134	139,046
Lease inducements	77,799	83,425
Other receivables and lease inducements	$236,964	$234,666

Agemo Holdings, LLC

In August and September 2021, Agemo Holdings, LLC (“Agemo”), a nonconsolidated variable interest entity (“VIE”), failed to pay contractual rent and interest due under their lease and loan agreements. Subsequent to quarter end, Agemo also failed to make contractual payments in October 2021. Agemo was formed in May 2018 by Signature Healthcare, LLC, as part of an out-of-court restructuring agreement, to be the holding company of their leases and loans with Omega. We placed Agemo on a cash basis of revenue recognition during the third quarter of 2020 as collection of substantially all contractual lease payments due from them was deemed no longer probable because of information received regarding substantial doubt of their ability to continue as a going concern. Agemo continued to make their rental and interest payments to us until August 2021. During August and September 2021, we recorded $8.4 million of revenue by drawing on the letter of credit and through application of the security deposit balance. See Note 6 – Other Investments for additional details on our loans with Agemo. For the nine months ended September 30, 2021 and 2020, Agemo generated approximately 4.7% and 6.0%, respectively, of our total revenues (excluding the impact of write-offs in 2020).

As part of the 2018 restructuring agreement with Agemo discussed above, Omega agreed to, among other terms, defer rent of $6.3 million per annum through April 2021. During the nine months ended September 30, 2021, the Agemo lease was amended to allow for the extension of the rent deferral through October 2021, which represents an additional deferral of approximately $3.2 million of rent. Additionally, in the third quarter, we entered into a forbearance agreement with Agemo pursuant to which we agreed to forbear from exercising remedies under our lease and loan agreements until October 31, 2021. The forbearance period and rent deferral period were subsequently extended to November 30, 2021.

Gulf Coast Health Care, LLC

During the second quarter of 2021, Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) stopped paying contractual rent under its master lease agreement for 24 facilities because of on-going liquidity issues. As discussed further in Note 21 - Subsequent Events, on October 14, 2021, Gulf Coast commenced voluntary cases under chapter 11 of the United States Bankruptcy Code. Gulf Coast represents approximately 2.6% and 2.8% of our total revenues (excluding the impact of write-offs in 2021) for the nine months ended September 30, 2021 and 2020, respectively.

As a result of Gulf Coast’s non-payment of contractual rent, in the second quarter of 2021, we placed Gulf Coast on a cash basis of revenue recognition and wrote-off straight-line rent receivable balances of $17.4 million through rental income. Subsequent to placing Gulf Coast on a cash basis of revenue recognition in June 2021, we recognized $9.8 million of contractual rent during the second and third quarters, based on our ability to offset any uncollected rent receivables against Gulf Coast’s security deposit and against certain debt obligations of Omega, as discussed further below. We held a security deposit of $3.3 million from Gulf Coast, which we have applied against Gulf Coast’s obligations in the second and third quarters of 2021. In relation to Gulf Coast, Omega, through subsidiaries, is the obligor on five notes due to third parties with aggregate outstanding principal of $20.0 million (collectively, the “Subordinated Debt”) that bear interest at 9% per annum with a maturity date of December 21, 2021 (see Note 15 – Borrowing Activities and Arrangements). Under the terms of the Subordinated Debt, to the extent Gulf Coast fails to pay rent when due to us under its master lease, Gulf Coast’s unpaid rent can be used to offset Omega’s obligations under the Subordinated Debt (on a quarterly basis with respect to interest and, under some circumstances, on an annual basis with respect to principal). As of September 30, 2021, we have offset $0.9 million of accrued interest under the Subordinated Debt against the uncollected receivables of Gulf Coast. We intend to offset any unpaid contractual receivables, after reflecting the application of security deposits and interest offsets, against the principal of the Subordinated Debt in the fourth quarter of 2021. As of September 30, 2021, we have $5.6 million of contractual rent receivables outstanding from Gulf Coast, after reflecting the application of security deposits and interest offsets, and without giving effect to our legal acceleration of rent discussed below.

As a result of Gulf Coast’s non-payment of contractual rent, in August 2021, we exercised our right to accelerate the full amount of rent due under Gulf Coast’s master lease agreement, payment of which will be subject to the Bankruptcy Code and approval of the bankruptcy court in Gulf Coast’s chapter 11 cases. In August 2021, following an assertion by the holders of the Subordinated Debt that our prior exercise of offset rights had resulted in defaults under the terms of the Subordinated Debt, we also filed suit in the Circuit Court for Baltimore County against the holders of the Subordinated Debt seeking a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by Omega under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt are to be offset in full as of December 31, 2021. In October 2021, the defendants in the case filed a motion to dismiss for lack of personal jurisdiction. While Omega believes it is entitled to the enforcement of the offset rights sought in the action, the outcome of litigation is unpredictable, and Omega cannot predict the outcome of the declaratory judgment action.

Other straight-line receivables and write-offs

In addition to the Gulf Coast straight-line receivable write-off in the second quarter discussed above, during the nine months ended September 30, 2021, we wrote-off straight-line rent receivable balances of $3.4 million through rental income primarily due to placing three other operators (1 operator in the first quarter and 2 operators in the third quarter) on a cash basis of revenue recognition. We determined that collection of substantially all contractual lease payments with these operators was no longer probable for various reasons. The placement of an operator on a cash basis of revenue recognition during the first quarter was because the operator stopped paying contractual rent under our lease agreement. The two operators placed on a cash basis of revenue recognition during the third quarter are current with rent payments as of September 30, 2021. The three operators collectively represent approximately 0.3% and 0.5%, respectively, of our total revenues (excluding the impact of write-offs in 2021) for the nine months ended September 30, 2021 and 2020.

NOTE 5 – MORTGAGE NOTES RECEIVABLE

As of September 30, 2021, mortgage notes receivable relate to six fixed rate mortgage notes on 65 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in six states that are operated by six independent healthcare operating companies. We monitor compliance with the terms of our mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Mortgage note due 2027; interest at 10.81%	$112,500	$112,500
Mortgage notes due 2029; interest at 10.78%(1)	651,304	670,015
Other mortgage notes outstanding(2)	151,916	136,043
Mortgage notes receivable, gross	915,720	918,558
Allowance for credit losses on mortgage notes receivable	(41,983)	(33,245)
Total mortgages — net	$873,737	$885,313
(1)	Approximates the weighted average interest rate on 45 facilities as of September 30, 2021. As of September 30, 2021, the carrying amount includes a construction mortgage that was originated during the third quarter of 2021 with an outstanding principal balance of $7.4 million that matures in 2023 and a facility mortgage with an outstanding principal balance of $21.3 million that matures in 2021, with the remaining loan balance maturing in 2029. During the second quarter of 2021, one construction mortgage with an original maturity date of 2021 was extended to 2029 and converted into a facility mortgage. During the third quarter of 2021, we acquired a facility which was previously subject to a $13.9 million construction mortgage and subsequently leased the property back to the operator that was the borrower under the mortgage.
(2)	Other mortgages outstanding have a weighted average interest rate of 8.84% per annum as of September 30, 2021 and maturity dates ranging from 2023 through 2032.

Other mortgage notes outstanding

On July 1, 2021, we financed six SNFs in Ohio and amended an existing $6.4 million mortgage, inclusive of 2 Ohio SNFs, to include the six facilities in a consolidated $72.4 million mortgage for eight Ohio facilities bearing interest at an initial rate of 10.5% per annum. In conjunction with this transaction, we also acquired three Maryland facilities that were previously subject to a mortgage issued by Omega bearing interest at 13.75% per annum with a principal balance of $36.0 million that was included in other mortgage notes outstanding. The purchase price for these three facilities was equal to the remaining mortgage principal amount, and the three acquired Maryland facilities were subsequently leased back to the seller for a term expiring on December 31, 2032, assuming Omega exercises the options under the agreement. The base rent in the initial year is approximately $5.0 million and includes annual escalators of 2.5%.

NOTE 6 – OTHER INVESTMENTS

Our other investments consist of fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures. These loans may be either unsecured or secured by the collateral of the borrower. Interest income related to other investments is recorded as other investment income in the consolidated statement of operations. A summary of our other investments is as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Other investment notes due 2024; interest at 13.14% (1)(2)	$88,929	$83,636
Other investment notes due 2024-2025; interest at 8.12% (1)	56,190	56,987
Other investment note due 2023; interest at 12.00%	40,167	49,973
Other investment notes due 2030; interest at 7.00%	187,048	147,148
Other investment notes outstanding (3)	113,185	161,155
Total other investments, gross	485,519	498,899
Allowance for credit losses on other investments	(51,491)	(31,457)
Total other investments - net	$434,028	$467,442
(1)	Approximates the weighted average interest rate as of September 30, 2021.
(2)	Includes two term loans, secured by a first priority lien and a security interest in certain collateral, with Genesis Healthcare, Inc. that have outstanding principal amounts of $69.8 million and $19.1 million, as of September 30, 2021. These loans both were scheduled to mature on July 29, 2020, but the maturity dates were extended to January 1, 2024 during the first quarter of 2021.
(3)	Other investment notes have a weighted average interest rate of 8.81% as of September 30, 2021 with maturity dates ranging from 2021 through 2031.

Other investment notes due 2024-2025

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Agemo failed to pay contractual rent and interest to us from August 2021 through October 2021. As of September 30, 2021, we have two loans outstanding to Agemo, a term loan with remaining principal of $32.0 million that bears interest at 9% per annum and matures on December 31, 2024 (the “Agemo Term Loan”) and a $25.0 million secured working capital loan bearing interest at 7% per annum that matures on April 30, 2025 (the “Agemo WC Loan”). The Agemo Term Loan is secured by a security interest in certain collateral of Agemo and the Agemo WC Loan is secured by a collateral package that includes a second lien on the accounts receivable of Agemo. During the third quarter of 2020, we evaluated both loans for impairment upon receiving information from Agemo regarding substantial doubt of its ability to continue as a going concern. Based on our evaluation, we recorded a provision for credit loss of $22.7 million in the third quarter of 2020 to reduce the carrying value of the loans to the fair value of the underlying collateral.

We have continued to monitor the fair value of the collateral associated with these loans on a quarterly basis. In the third quarter of 2021, we recorded an additional provision for credit losses of $16.7 million related to these loans as a result of a reduction in the fair value of the underlying collateral assets supporting the current carrying values. The reduction in fair value of the collateral assets was primarily driven by the application of Agemo’s $9.3 million letter of credit to Omega’s uncollected receivables, that supported the value of the Agemo Term Loan, and a reduction in Agemo’s working capital accessible to Omega as collateral, after considering other liens on the assets.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

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

We have a limited history of incurred losses and consequently have elected to employ external data to perform our expected credit loss calculation. We have elected a probability of default (“PD”) and loss given default (“LGD”) methodology. Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration along with Standards & Poor’s one-year global corporate default rates. Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the U.S. Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset. As of September 30, 2021, $10.6 million of contractual interest receivable is recorded in contractual receivables – net and $10.0 million of effective yield interest receivables is recorded in other receivables and lease inducements on our Consolidated Balance Sheets, both of which are excluded from our allowance for credit losses. During the third quarter of 2020, we determined that interest receivable of $3.8 million (related to the Agemo term loans) was no longer considered collectible. As such, we reserved approximately $3.8 million of interest receivable through the provision for credit losses during the three month period ended September 30, 2020.

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

A rollforward of our allowance for credit losses for the nine months ended September 30, 2021 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2020	Provision (recovery) for Credit Loss for the three months ended September 30, 2021	Write-offs charged against allowance for the three months ended September 30, 2021		Provision (recovery) for Credit Loss for the nine months ended September 30, 2021	Write-offs charged against allowance for the nine months ended September 30, 2021		Allowance for Credit Loss as of September 30, 2021
		(in thousands)
2	Mortgage Notes Receivable	$88	$(12)		$-	$(65)		$-	$23
3	Mortgage Notes Receivable	954	1,580		-	1,603		-	2,557
4	Mortgage Notes Receivable	26,865	(1,705)	(1)	-	(1,825)	(1)	-	25,040
5	Mortgage Notes Receivable	433	9,240	(1)	-	9,025	(1)	-	9,458
6	Mortgage Notes Receivable	4,905	-		-	-		-	4,905
	Sub-total	33,245	9,103		-	8,738		-	41,983

3	Investment in Direct Financing Leases	694	33		-	(35)		-	659
	Sub-total	694	33		-	(35)		-	659

2	Other Investments	94	20		-	(38)		-	56
3	Other Investments	5,113	894		-	628		-	5,741
4	Other Investments	24,397	(27,164)	(2)	-	(22,675)	(2)	-	1,722
5	Other Investments	1,853	6,327	(3)	-	6,260	(3)	(95)	8,018
6	Other Investments	-	35,954	(2)	-	35,954	(2)	-	35,954
	Sub-total	31,457	16,031		-	20,129		(95)	51,491

2	Off-Balance Sheet Note Commitments	116	(53)		-	(90)		-	26
3	Off-Balance Sheet Note Commitments	2,305	(177)		-	(1,300)		-	1,005
4	Off-Balance Sheet Note Commitments	-	373		-	373		-	373
4	Off-Balance Sheet Mortgage Commitments	24	201		-	208		-	232
	Sub-total	2,445	344		-	(809)		-	1,636

	Total	$67,841	$25,511		$-	$28,023		$(95)	$95,769
(1)	Amount reflects the movement of reserves associated with a $112.5 million mortgage for 9 facilities with Guardian Healthcare (“Guardian”) due to a reduction of our internal risk rating from a 4 to a 5 on the loan in the third quarter of 2021. The risk rating reduction was primarily due to concerns regarding the fair value of the collateral associated with the mortgage loan as well as an increase in the probability of a modification to the loan that may result in a troubled debt restructuring. As discussed further in Note 21 – Subsequent Events, in October 2021, Guardian stopped paying contractual rent and interest under its lease and loan agreements.
(2)	Amount reflects the movement of $27.2 million of reserves from Other Investments with a rating of 4 to Other Investments with a rating of 6 as a result of a reduction of our internal credit rating from a 4 to a 6 on the Agemo Term Loan and one other loan during the third quarter of 2021. The provision for Other Investments with a rating of 6 also reflects $8.8 million of additional allowance recorded in the third quarter of 2021 to fully impair the remaining carrying value of the Agemo Term Loan. See Note 6 – Other Investments for additional information on the conditions that drove the Agemo Term Loan impairment and ratings reduction.
(3)	The provision includes an additional $7.9 million of allowance recorded on the Agemo WC Loan during the third quarter of 2021. We also reduced the internal rating on the Agemo WC Loan from a 4 to a 5 during the third quarter of 2021. See Note 6 – Other Investments for additional information on the conditions that drove the Agemo WC Loan impairment and rating reduction.

A rollforward of our allowance for credit losses for the nine months ended September 30, 2020 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2019	Allowance for Credit Loss on January 1, 2020	Provision (recovery) for Credit Loss for the three months ended September 30, 2020	Write-offs charged against allowance for the three months ended September 30, 2020	Provision (recovery) for Credit Loss for the nine months ended September 30, 2020	Write-offs charged against allowance for the nine months ended September 30, 2020	Allowance for Credit Loss as of September 30, 2020
		(in thousands)
2	Mortgage Notes Receivable	$-	$-	$(36)	$-	$97	$-	$97
3	Mortgage Notes Receivable	-	901	(11)	-	(85)	-	816
4	Mortgage Notes Receivable	-	19,293	(415)	-	3,359	-	22,652
5	Mortgage Notes Receivable	-	829	(66)	-	(475)	-	354
6	Mortgage Notes Receivable	4,905	363	25	-	(2)	-	5,266
	Sub-total	4,905	21,386	(503)	-	2,894	-	29,185

3	Investment in Direct Financing Leases	217	611	6	-	1	(217)	612
	Sub-total	217	611	6	-	1	(217)	612

2	Other Investments	-	195	(41)	-	(112)	-	83
3	Other Investments	-	1,434	2,911	-	2,499	-	3,933
4	Other Investments	-	3,158	23,574	-	22,748	-	25,906
5	Other Investments	-	1,901	(86)	-	(631)	-	1,270
	Sub-total	-	6,688	26,358	-	24,504	-	31,192

2	Off-Balance Sheet Note Commitments	-	-	16	-	16	-	16
3	Off-Balance Sheet Note Commitments	-	-	2,389	-	2,389	-	2,389
4	Off-Balance Sheet Mortgage Commitments	-	100	(36)	-	(73)	-	27
	Sub-total	-	100	2,369	-	2,332	-	2,432

	Total	$5,122	$28,785	$28,230	$-	$29,731	$(217)	$63,421

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2021	2020	2019	2018	2017	2016	2015 & older	Revolving Loans	Balance as of September 30, 2021
		(in thousands)
1	Mortgage Notes Receivable	$-	$-	$-	$-	$-	$-	$65,874	$-	$65,874
2	Mortgage Notes Receivable	-	21,325	-	-	-	-	-	-	21,325
3	Mortgage Notes Receivable	72,420	-	-	-	-	-	-	-	72,420
4	Mortgage Notes Receivable	14,230	89,351	4,996	44,341	46,404	39,505	391,151	-	629,978
5	Mortgage Notes Receivable	-	-	-	-	-	-	119,746	-	119,746
6	Mortgage Notes Receivable	-	-	-	-	-	-	6,377	-	6,377
	Sub-total	86,650	110,676	4,996	44,341	46,404	39,505	583,148	-	915,720

3	Investment in Direct Financing Leases	-	-	-	-	-	-	11,421	-	11,421
	Sub-total	-	-	-	-	-	-	11,421	-	11,421

2	Other Investments	-	-	-	-	-	-	-	18,200	18,200
3	Other Investments	-	-	19,706	27,810	-	-	3,167	203,598	254,281
4	Other Investments	667	-	11,222	88,929	-	41,167	-	5,000	146,985
5	Other Investments	-	-	-	30,099	-	-	-	-	30,099
6	Other Investments	-	-	-	4,463	-	31,491	-	-	35,954
	Sub-total	667	-	30,928	151,301	-	72,658	3,167	226,798	485,519

Total		$87,317	$110,676	$35,924	$195,642	$46,404	$112,163	$597,736	$226,798	$1,412,660

NOTE 8 – VARIABLE INTEREST ENTITIES

As of September 30, 2021 and December 31, 2020, Agemo and Maplewood are both VIEs. As of September 30, 2021, we have not consolidated any VIEs, as we have concluded that we are not the primary beneficiary. This conclusion is based on the fact that we do not have the power to direct the activities of any VIEs that most significantly impact their economic performance and we do not have the obligation to absorb losses or receive benefits of the VIEs that could be significant to the entities.

Below is a summary of our assets, liabilities and collateral associated with these operators as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Agemo	Maplewood		Agemo	Maplewood
	(in thousands)			(in thousands)
Assets
Real estate investments – net	$334,996		$814,396	$371,010	$750,488
Assets held for sale	—		—	—	—
Other investments – net	16,699	(1)	187,048	34,253	147,148
Contractual receivables – net	—	(1)	1,091	346	887
Straight-line rent receivables	—		(45,263)	—	(56,664)
Lease inducement	—		65,647	—	69,666
Other assets	—		673	—	—
Total Assets	351,695		1,023,592	405,609	911,525

Liabilities
Net in-place lease liability	—		(311)	—	(331)
Security deposit	(115)		(4,651)	—	—
Contingent liability	—		(43,915)	—	(43,915)
Other liabilities	—		(673)	—	—
Total Liabilities	(115)		(49,550)	—	(44,246)

Collateral
Letters of credit	—	(1)	—	(9,253)	—
Personal guarantee	(8,000)		(40,000)	(8,000)	(40,000)
Other collateral	(334,996)	(2)	(814,396)	(371,010)	(750,488)
Total Collateral	(342,996)		(854,396)	(388,263)	(790,488)

Maximum exposure to loss	$8,584		$119,646	$17,346	$76,791
(1)	As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, we applied Agemo’s entire letter of credit against their uncollected rent receivables during the third quarter of 2021. As discussed in Note 6 – Other Investments and Note 7 – Allowance for Credit Loss, we recorded an additional reserve of $16.7 million on our loans with Agemo during the third quarter of 2021.
(2)	Amount excludes Agemo’s accounts receivable that Omega has a second priority security interest on as collateral under the Agemo WC Loan. The fair value of the accounts receivable available to Omega was $16.7 million and $25.0 million as of September 30, 2021 and December 31, 2020, respectively.

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

The table below reflects our total revenues from Agemo and Maplewood for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2021	2020	2020	2021	2021	2020	2020
	Agemo	Maplewood	Agemo	Maplewood	Agemo	Maplewood	Agemo	Maplewood
	(in thousands)				(in thousands)
Revenue
Rental income	$12,624	$20,768	$(63,128)	$13,199	$36,399	$58,893	$(33,026)	$33,381
Other investment income	240	3,311	1,059	1,979	2,575	9,151	3,597	4,833
Total (1)	$12,864	$24,079	$(62,069)	$15,178	$38,974	$68,044	$(29,429)	$38,214
(1)	For the three months ended September 30, 2021 and 2020, we received cash (including letter of credit funds and security deposit balance) from Agemo of approximately $14.1 million and $13.4 million, respectively, pursuant to our lease and other investment agreements. For the nine months ended September 30, 2021 and 2020, we received cash (including letter of credit funds and security deposit balance) from Agemo of approximately $42.1 million and $40.1 million, respectively, pursuant to our lease and other investment agreements. For the three months ended September 30, 2021 and 2020, we received cash from Maplewood of approximately $21.5 million and $17.5 million, respectively, pursuant to our lease and other investment agreements. For the nine months ended September 30, 2021 and 2020, we received cash from Maplewood of approximately $60.5 million and $51.4 million, respectively, pursuant to our lease and other investment agreements.

NOTE 9 – INVESTMENTS IN JOINT VENTURES AND OTHER EQUITY INVESTMENTS

Unconsolidated Joint Ventures

Omega owns an interest in a number of joint ventures that are accounted for under the equity method. These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture. The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	September 30,	December 31,
Entity	%	Date	Investment(1)	Type	9/30/2021	2021	2020
Second Spring Healthcare Investments(2)	15%	11/1/2016	$50,032	SNF	—	$11,226	$17,700
Second Spring II LLC(3)	15%	3/10/2021	10,330	SNF	—	75	—
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	71,579	72,318
Cindat Joint Venture	49%	12/18/2019	105,688	ALF	66	110,649	110,360
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	900	N/A	N/A	212	260
			$240,784			$193,741	$200,638
(1)	Our initial investment includes our transaction costs, if any.
(2)	During the first quarter of 2021, this joint venture sold 16 SNFs to an unrelated third-party for approximately $328 million in net proceeds and recognized a gain on sale of approximately $102.2 million ($14.9 million of which represents the Company’s share of the gain). During the first quarter of 2021, this joint venture also sold five SNFs to Second Spring II LLC for approximately $70.8 million in net proceeds.
(3)	We acquired a 15% interest in Second Spring II LLC for approximately $10.3 million. During the first quarter of 2021, this joint venture acquired five SNFs from Second Spring Healthcare Investments for approximately $70.8 million. During the second and third quarters of 2021, this joint venture sold five SNFs to an unrelated third-party for approximately $65 million in net proceeds and recognized a loss on sale of approximately $0.4 million ($0.1 million of which represents the Company’s share of the loss).

The following table reflects our income (loss) from unconsolidated joint ventures for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2021	2020	2021	2020

	(in thousands)
Second Spring Healthcare Investments(1)	$309	$1,666	$12,013	$2,947
Second Spring II LLC	(1)	—	(757)	—
Lakeway Realty, L.L.C.	637	637	1,923	1,860
Cindat Joint Venture	707	(398)	1,839	493
OMG Senior Housing, LLC	(105)	(108)	(309)	(387)
OH CHS SNP, Inc.	5	(105)	(140)	(259)
Total	$1,552	$1,692	$14,569	$4,654
(1)	The income from this unconsolidated joint venture for the nine months ended September 30, 2021 includes a $14.9 million gain on sale of real estate investments.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For each of the three months ended September 30, 2021 and 2020, we recognized approximately $0.2 million and $0.3 million, respectively, of asset management fees. For each of the nine months ended September 30, 2021 and 2020, we recognized approximately $0.7 million and $1.0 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

Other Equity Investments

In the third quarter of 2021, we made an investment of $20.0 million in SafelyYou, Inc. (“SafelyYou”), a technology company that has developed artificial intelligence-enabled video that detects and helps prevent resident falls in ALFs and SNFs. Through our investment, we obtained preferred shares representing 5% of the outstanding equity of SafelyYou and warrants to purchase SafelyYou common stock representing an additional 5% of outstanding equity as of the date of our investment. SafelyYou has committed, for a specified period, to using the proceeds of our investment to install its technology in our facilities or other facilities of our operators. The vesting of the warrants is contingent upon SafelyYou’s attainment of certain installation targets in our facilities. To the extent these installation targets are not attained, the investment funds associated with the unvested warrants would be returned to Omega. The investment in the preferred shares and warrants are recorded within other assets on the Consolidated Balance Sheets.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of September 30, 2021:

(in thousands)
Balance as of December 31, 2020	$651,737
Foreign currency translation	(383)
Balance as of September 30, 2021	$651,354

The following is a summary of our intangibles as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

	(in thousands)
Assets:
Above market leases	$22,410	$22,822
Accumulated amortization	(20,721)	(20,882)
Net above market leases	$1,689	$1,940

Liabilities:
Below market leases	$139,069	$139,515
Accumulated amortization	(109,699)	(100,996)
Net below market leases	$29,370	$38,519

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

For the three months ended September 30, 2021 and 2020, our net amortization related to intangibles was $1.1 million and $3.7 million, respectively. For both the nine months ended September 30, 2021 and 2020, our net amortization related to intangibles was $8.5 million. The estimated net amortization related to these intangibles for the remainder of 2021 and the subsequent four years is as follows: remainder of 2021 – $1.1 million; 2022 – $4.1 million; 2023 – $4.0 million; 2024 – $3.9 million and 2025 – $3.7 million. As of September 30, 2021, the weighted average remaining amortization period of above market lease assets is approximately ten years and below market lease liabilities is approximately eight years.

NOTE 11 – CONCENTRATION OF RISK

As of September 30, 2021, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, and assets held for sale) consisted of 963 healthcare facilities, located in 42 states and the U.K. and operated by 63 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $10.2 billion at September 30, 2021, with approximately 98% of our real estate investments related to healthcare facilities. Our portfolio is made up of (i) 716 SNFs, 134 ALFs, 35 specialty facilities, two medical office buildings, (ii) fixed rate mortgages on 60 SNFs, three ALFs and two specialty facilities, and (iii) 11 facilities that are held for sale. At September 30, 2021, we also held other investments of approximately $434.0 million, consisting primarily of secured loans to third-party operators of our facilities and $193.7 million of investments in six unconsolidated joint ventures.

At September 30, 2021 we had investments with two operators/or managers that approximated or exceeded 10% of our total investments: Maplewood and Consulate Health Care (“Consulate”). Maplewood generated approximately 8% and 5% of our total revenues for the three months ended September 30, 2021 and 2020, respectively, and 8% and 5% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively. Consulate generated approximately 9% of our total revenues for the three months ended September 30, 2021 and 2020, respectively, and 9% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, the three states in which we had our highest concentration of investments were Florida (15%), Texas (10%) and Michigan (6%).

NOTE 12 – STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of our declared cash dividends on common stock:

Record	Payment	Dividend per
Date	Date	Common Share
February 8, 2021	February 16, 2021	$0.67
May 3, 2021	May 17, 2021	0.67
August 2, 2021	August 13, 2021	0.67
November 5, 2021	November 15, 2021	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and nine months ended September 30, 2020 and 2021:

		Shares issued	Gross Proceeds
	Period Ended	(in millions)	(in millions)
Three Months Ended	September 30, 2020	—	$—
Three Months Ended	September 30, 2021	1.3	47.2
Nine Months Ended	September 30, 2020	0.1	3.7
Nine Months Ended	September 30, 2021	3.3	124.5

At-The-Market Offering Programs

During the third quarter of 2015, Omega entered into Equity Distribution Agreements with several financial institutions to sell $500.0 million of shares of common stock from time to time through an “at-the-market” (“ATM”) offering program (the “2015 ATM Program”).

During the second quarter of 2021, we terminated the 2015 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion (the “2021 ATM Program”) may be sold from time to time (i) by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals, or (ii) by several financial institutions acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Under the 2021 ATM Program, compensation for sales of the shares will not exceed 2% of the gross sales price per share for shares sold through each financial institution. The use of forward sales under the 2021 ATM Program generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the 2021 ATM Program during the second or third quarter of 2021.

The following is a summary of the shares issued under the 2021 and 2015 ATM Programs for the three and nine months ended September 30, 2020 and 2021:

		Shares issued	Average Net Price	Gross Proceeds	Commissions	Net Proceeds
	Period Ended	(in millions)	Per Share(1)	(in millions)
Three Months Ended	September 30, 2020	—	$—	$—	$—	$—
Three Months Ended	September 30, 2021	0.1	32.82	1.3	0.1	1.2
Nine Months Ended	September 30, 2020	0.1	34.64	2.0	0.3	1.7
Nine Months Ended	September 30, 2021	4.2	36.56	155.1	3.3	151.8
(1)	Represents the average price per share after commissions.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(13,608)	$(68,795)	$(18,427)	$(35,100)
Translation (loss) gain	(12,646)	21,808	(8,515)	(11,818)
Realized (loss) gain	(18)	19	670	(50)
Ending balance	(26,272)	(46,968)	(26,272)	(46,968)

Derivative Instruments:
Cash flow hedges:
Beginning balance	33,352	(9,699)	17,718	(2,369)
Unrealized gain	1,116	7,223	15,407	1,401
Realized gain (loss)(1)	779	(1,500)	2,122	(3,008)
Ending balance	35,247	(3,976)	35,247	(3,976)
Net investment hedges:
Beginning balance	(16,024)	9,533	(13,331)	(4,420)
Unrealized gain (loss)	7,637	(9,953)	4,944	4,000
Ending balance	(8,387)	(420)	(8,387)	(420)
Total accumulated other comprehensive income (loss) before noncontrolling interest	588	(51,364)	588	(51,364)
Add: portion included in noncontrolling interest	888	2,263	888	2,263
Total accumulated other comprehensive income (loss) for Omega	$1,476	$(49,101)	$1,476	$(49,101)
(1)	Recorded in interest expense on the Consolidated Statements of Operations.

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

As a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2020, we distributed dividends in excess of our taxable income.

We currently own stock in entities that have elected to be taxed as a REIT. These subsidiary REITs are required to individually satisfy all of the rules for qualification as a REIT.

We have elected to treat certain of our active subsidiaries as taxable REIT subsidiaries (“TRSs”). Our domestic TRSs are subject to income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes and may be subject to current-year income inclusion relating to ownership of a controlled foreign corporation for U.S. income tax purposes. As of September 30, 2021, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $6.5 million. Our NOL carry-forward was fully reserved as of September 30, 2021, with a valuation allowance due to uncertainties regarding realization.

The following is a summary of our provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Provision for federal, state and local income taxes	$0.4	$0.3	$1.0	$0.8
Provision for foreign income taxes	0.6	0.5	1.9	1.8
Total provision for income taxes (1)	$1.0	$0.8	$2.9	$2.6
(1)	The above amounts do not include gross receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Stock-based compensation expense	$5,706	$5,122	$16,913	$14,380

We granted 22,051 time-based restricted stock units (“RSUs”) and 142,719 time-based profits interest units (“PIUs”) during the first quarter of 2021 to certain officers and key employees, and those units vest on December 31, 2023 (three years after the grant date), subject to continued employment and vesting in certain other events.

We also granted 1,232,178 performance-based PIUs during the first quarter of 2021 to certain officers and key employees, which are earned based on the level of performance over the performance period (normally three years) and vest quarterly in the fourth year, subject to continued employment and vesting in certain other events.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		September 30,	September 30,	December 31,
	Maturity	2021	2021	2020

			(in thousands)
Secured borrowings
HUD mortgages(1)(2)	2046-2052	3.01%	$361,688	$367,249
Term loan(3)	2022	3.75%	2,275	2,275
Total secured borrowings			363,963	369,524

Unsecured borrowings
Revolving borrowings:
2017 Revolving credit facility(4)	N/A	N/A	—	101,158
Revolving credit facility(4)	2025	1.28%	—	—
Total revolving borrowings			—	101,158

Senior notes and other unsecured borrowings:
2023 notes(4)(5)	2023	4.375%	350,000	700,000
2024 notes(4)	2024	4.950%	400,000	400,000
2025 notes(4)	2025	4.500%	400,000	400,000
2026 notes(4)	2026	5.250%	600,000	600,000
2027 notes(4)	2027	4.500%	700,000	700,000
2028 notes(4)	2028	4.750%	550,000	550,000
2029 notes(4)	2029	3.625%	500,000	500,000
2031 notes(4)	2031	3.375%	700,000	700,000
2033 notes(4)(6)	2033	3.250%	700,000	—
Subordinated debt(2)(7)	2021	9.000%	20,000	20,000
Sterling term loan(4)(8)	N/A	N/A	—	136,700
2017 OP term loan(9)	N/A	N/A	—	50,000
OP term loan(9)(10)	2025	3.29%	50,000	—
Deferred financing costs – net			(28,157)	(26,421)
Discount – net			(32,753)	(31,709)
Total senior notes and other unsecured borrowings – net			4,909,090	4,698,570

Total unsecured borrowings – net			4,909,090	4,799,728

Total secured and unsecured borrowings – net(11)(12)			$5,273,053	$5,169,252
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at September 30, 2021. Secured by real estate assets with a net carrying value of $551.3 million as of September 30, 2021.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Borrowing is the debt of a consolidated joint venture.
(4)	Guaranteed by Omega OP.
(5)	In March 2021, we used a portion of the proceeds from the 2033 Senior Notes offering to fund the tender offer to purchase $350 million of the 4.375% Senior Notes due 2023. In connection with this transaction, we recorded approximately $29.7 million in related fees, premiums, and expenses which were recorded as Loss on debt extinguishment in our Consolidated Statement of Operations.
(6)	We used the proceeds from this offering to pay down outstanding borrowings on the 2017 Revolving Credit Facility, repay the Sterling term loan, and fund the tender offer to purchase $350 million of the 4.375% Senior Notes due 2023 and the payment of accrued interest and related fees, premiums and expenses.
(7)	As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, to the extent Gulf Coast fails to pay rent when due to us under its master lease, this Subordinated debt is subject to offset.
(8)	Actual borrowing is in GBP and remeasured to USD. The Sterling term loan was settled in March 2021 using proceeds from the 3.250% 2033 Senior Notes offering.
(9)	Omega OP is the obligor on this borrowing.
(10)	The weighted average interest rate of the OP Term Loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the LIBOR based portion of the interest rate at 1.84%.
(11)	All borrowings are direct borrowings of Parent unless otherwise noted.
(12)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2021 and December 31, 2020, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

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

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks.

Cash Flow Hedges of Interest Rate Risk

We enter into interest rate swaps in order to maintain a capital structure containing targeted amounts of fixed and floating-rate debt and manage interest rate risk. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our fixed-rate payments. These interest rate swap agreements are used to hedge the variable cash flows associated with variable-rate debt.

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

In addition to the forward swaps discussed above, we also have two interest rate swaps that were entered into in May 2019 with aggregate notional amounts of $50.0 million. These interest rate swaps are designated as hedges against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP Term Loan.

Foreign Currency Forward Contracts and Debt Designated as Net Investment Hedges

British pound (“GBP”) denominated borrowings under the Sterling term loan and the 2017 Revolving Credit Facility, were previously used to hedge a portion of our investments in the U.K. against fluctuations in GBP against the USD. The GBP denominated borrowings under both debt instruments were deemed an effective hedge from issuance in May 2017 until the settlement of the Sterling term loan and the repayment of the GBP denominated borrowings under the 2017 Revolving Credit Facility in March 2021. Gains and losses associated with these nonderivative net investment hedges were recorded in foreign currency translation within other comprehensive income (loss) (“OCI”).

Concurrent with the settlement of the GBP denominated debt, we entered into four foreign currency forwards with notional amounts totaling £174.0 million, that mature on March 8, 2024, to hedge a portion of our net investments in the U.K., effectively replacing the terminated net investment hedge. The gains and losses associated with these foreign currency forwards are also recorded in foreign currency translation within OCI. Amounts associated with these net investment hedges would be reclassified out of AOCI into earnings when our hedged net investment in the U.K. is either sold or substantially liquidated.

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	September 30,	December 31,
	2021	2020

Cash flow hedges:	(in thousands)
Other assets	$36,864	$17,005
Accrued expenses and other liabilities	$318	$955

Net investment hedges:
Other assets	$7,954	$—
Accrued expenses and other liabilities	$—	$—

The fair value of the interest rate swaps and foreign currency forwards is derived from observable market data such as yield curves and foreign exchange rates and represents a Level 2 measurement on the fair value hierarchy.

NOTE 17 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At September 30, 2021 and December 31, 2020, the net carrying amounts and fair values of our other financial instruments were as follows:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$10,762	$10,762	$10,764	$10,764
Mortgage notes receivable – net	873,737	920,305	885,313	924,353
Other investments – net	434,028	443,051	467,442	474,552
Total	$1,318,527	$1,374,118	$1,363,519	$1,409,669
Liabilities:
2017 Revolving credit facility	$—	$—	$101,158	$101,158
Revolving credit facility	—	—	—	—
Term loan	2,275	2,275	2,275	2,275
Sterling term loan	—	—	136,453	136,700
2017 OP term loan	—	—	49,896	50,000
OP Term loan	49,635	50,000	—	—
4.375% notes due 2023 – net	348,958	370,531	696,981	770,635
4.95% notes due 2024 – net	397,472	435,064	396,714	441,194
4.50% notes due 2025 – net	397,495	435,968	396,924	444,652
5.25% notes due 2026 – net	596,966	680,964	596,437	697,993
4.50% notes due 2027 – net	692,007	779,618	690,909	794,294
4.75% notes due 2028 – net	543,656	617,886	542,899	633,950
3.625% notes due 2029 – net	490,379	525,580	489,472	532,248
3.375% notes due 2031 – net	683,145	711,956	681,802	731,541
3.25% notes due 2033 – net	689,357	692,769	—	—
HUD mortgages – net	361,688	396,606	367,249	409,004
Subordinated debt – net	20,020	20,408	20,083	21,599
Total	$5,273,053	$5,719,625	$5,169,252	$5,767,243

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving line of credit and OP Term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.

●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.
●	Subordinated debt: The fair value of our borrowings under these agreements are estimated using a present value technique based on inputs from trading activity provided by a third-party (Level 2).
●	HUD mortgages: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

Shareholder Litigation

The Company and certain of its officers, C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth, are defendants in a purported securities class action lawsuit pending in the U.S. District Court for the Southern District of New York (the “Securities Class Action”). Brought by lead plaintiff Royce Setzer and additional plaintiff Earl Holtzman, the Securities Class Action purports to assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. The Securities Class Action alleges that the defendants violated the Exchange Act by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The initial complaint was dismissed with prejudice by the U.S. District Court, but the dismissal was overturned by the U.S. Court of Appeals for the Second Circuit in 2020. Thereafter, the plaintiffs filed a Second Consolidated Amended Complaint in August 2020. In November 2020, the Company and the officers named in the Securities Class Action filed a Motion to Dismiss the Second Consolidated Amended Complaint. On September 28, 2021, the Court issued an order denying the motion to dismiss insofar as it requested dismissal of the entire action on grounds of loss causation, and granting it insofar as it sought dismissal of any claims arising out of defendants’ statements in February 2017.  Because the dismissed claims were the basis for defendants’ efforts to begin the alleged class period in February 2017, the decision means that the alleged class period runs from May 3, 2017 to October 31, 2017.

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

In 2019, purported stockholder Phillip Swan by his counsel, and stockholders Tom Bradley and Sarah Smith by their counsel, filed derivative actions in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment against the named defendants. Those actions have been consolidated and stayed in the Maryland court pending completion of fact discovery in the Securities Class Action. Prior to filing suit, each of these stockholders had made demands on the Board of Directors in 2018 that the Company bring such lawsuits. After an investigation and due consideration, and in the exercise of its business judgment, the Board of Directors determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the demands.

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

Other

Gulf Coast Subordinated Debt

In August 2021, we filed suit in the Circuit Court for Baltimore County against the holders of certain Subordinated Debt associated with our Gulf Coast master lease agreement, following an assertion by the holders that our prior exercise of offset rights in connection with Gulf Coast’s non-payment of rent had resulted in defaults under the terms of the Subordinated Debt. The suit seeks a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by Omega under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt are to be offset in full as of December 31, 2021. In October 2021, the defendants in the case filed a motion to dismiss for lack of personal jurisdiction. While Omega believes it is entitled to the enforcement of the offset rights sought in the action, the outcome of litigation is unpredictable, and Omega cannot predict the outcome of the declaratory judgment action. See Note 4 – Contractual Receivables and Other Receivables and Lease Inducements – Gulf Coast Health Care, LLC.

Lakeway Realty, L.L.C.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events.  As of September 30, 2021, our maximum funding commitment under these indemnification agreements was approximately $8.5 million. Claims under these indemnification agreements may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at September 30, 2021, are outlined in the table below (in thousands):

Total commitments (1)	$743,154
Amounts funded to date (2)	(502,020)
Remaining commitments (3)	$241,134
(1)	Includes our $177.7 million commitment relating to the redevelopment of the real estate property located in Washington, D.C. discussed in Note 2 – Real Estate Investments.
(2)	Includes finance costs.
(3)	This amount excludes our remaining commitments to fund under our other investments of approximately $60.1 million.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$142,835	$(93,768)	$394,064	$100,471
Deduct: net (income) loss attributable to noncontrolling interests	(3,888)	2,477	(10,616)	(2,540)
Net income (loss) available to common stockholders	$138,947	$(91,291)	$383,448	$97,931
Denominator:
Denominator for basic earnings per share	239,282	227,507	236,027	227,393
Effect of dilutive securities:
Common stock equivalents	634	—	903	1,065
Noncontrolling interest – Omega OP Units	6,701	6,168	6,547	6,078
Denominator for diluted earnings per share	246,617	233,675	243,477	234,536

Earnings per share - basic:
Net income (loss) available to common stockholders	$0.58	$(0.40)	$1.62	$0.43
Earnings per share – diluted:
Net income (loss)(1)	$0.58	$(0.40)	$1.62	$0.43
(1)	For the three months ended September 30, 2020, approximately 904 potential common shares/units are not included in the computation of diluted earnings per share as a net loss exists and therefore the effect would be an antidilutive per share amount.

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$102,664	$35,951
Restricted cash	3,341	4,164
Cash, cash equivalents and restricted cash at end of period	$106,005	$40,115

Supplemental information:
Interest paid during the period, net of amounts capitalized	$166,934	$174,247
Taxes paid during the period	$5,028	$5,493

Non cash investing activities
Non cash acquisition of real estate	$(49,857)	$—
Non cash proceeds from sale of real estate investments	$—	$83,910
Non cash placement of mortgages	$(7,000)	$(86,936)
Non cash collection of mortgage principal	$49,857	$—
Non cash investment in other investments	$—	$(121,139)
Non cash proceeds from other investments	$7,000	$68,025

Non cash financing activities
Non cash borrowing of other long-term borrowings	$—	$6,459
Change in fair value of cash flow hedges	$28,450	$(1,637)
Remeasurement of debt denominated in a foreign currency	$3,010	$(4,000)

NOTE 21 – SUBSEQUENT EVENTS

Gulf Coast

On October 14, 2021, Gulf Coast commenced voluntary cases under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  Gulf Coast operates 24 facilities subject to a master lease with Omega and represents approximately 2.6% of Omega’s total revenues (excluding the impact of write-offs in 2021) for the nine months ended September 30, 2021. As described in Gulf Coast’s filings with the Bankruptcy Court, we have entered into a Restructuring Support Agreement (the “Support Agreement”) that is expected to form the basis for Gulf Coast’s restructuring and liquidation. The Support Agreement establishes a timeline (subject to Gulf Coast’s assumption of the Support Agreement with the approval of the Bankruptcy Court) for the implementation of Gulf Coast’s planned restructuring and liquidation, including the potential transition of management of the operations of the facilities to a third-party operator. In order to provide liquidity to Gulf Coast during its chapter 11 cases, we have committed to provide up to $25 million of senior secured debtor-in-possession (“DIP”) financing, a portion of which funding is tied to certain milestones, including the transition of the management of the operations of the facilities. The DIP financing is guaranteed by all debtors and is secured by liens on substantially all of their assets, including post-petition accounts receivable, subject in certain cases to other priorities. The Bankruptcy Court has approved on an interim basis the debtors’ borrowing of up to $15.75 million of DIP financing. The Bankruptcy Court has scheduled a hearing to consider approval of all borrowings available under the DIP facility on a final basis on November 12, 2021. See Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, for additional information on the financial statement impact of Gulf Coast’s nonpayment of rent during the third quarter of 2021 and the Company’s rights with respect to certain offsetting amounts.

Guardian

In October 2021, Guardian failed to make contractual rent and interest payments under its lease agreement for 26 operating facilities and on its $112.5 million mortgage loan agreement, bearing interest at 10.81%, for nine facilities, due to on-going liquidity issues. We have had discussions with Guardian regarding restructuring certain lease and mortgage loan terms but have yet to reach an agreement. As of September 30, 2021, we had $7.4 million of letters of credit from Guardian as collateral which may be applied against our uncollected rent and interest receivables. As discussed in Note 7 – Allowance for Credit Losses, during the third quarter of 2021, we reduced the risk rating on the mortgage loan from a 4 to a 5. Guardian represents approximately 3.2% and 3.5% of our total revenues (excluding the impact of straight-line write-offs) for the nine months ended September 30, 2021, and 2020, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the impact of the novel coronavirus (“COVID-19”) on our business and the business of our operators, including without limitation, the extent and duration of the COVID-19 pandemic, increased costs, staffing shortages and decreased occupancy levels experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection therewith, the ability of operators to comply with infection control and vaccine protocols, the long-term impact of vaccination on facility infection rates, and the extent to which continued government support may be available to operators to offset such costs and the conditions related thereto;
(iv)	the ability of any of Omega’s operators in bankruptcy to reject unexpired lease obligations, modify the terms of Omega’s mortgages and impede the ability of Omega to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(v)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(vi)	the availability and cost of capital to us;
(vii)	changes in our credit ratings and the ratings of our debt securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	competition in long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(x)	additional regulatory and other changes in the healthcare sector;
(xi)	changes in the financial position of our operators;
(xii)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xiii)	changes in interest rates;
(xiv)	the timing, amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(xvi)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(xvii)	our ability to maintain our status as a REIT; and
(xviii)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega”, the “Company”, “we”, “our”, “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to operators (we use the term “operator” to refer to our tenants and mortgagors and their affiliates who manage and/or operate our properties) within the long-term healthcare industry with a particular focus on SNFs, ALFs, and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of long-term “triple net” leases and mortgage agreements.

Omega has elected to be taxed as a REIT for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of September 30, 2021, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

COVID-19 Pandemic Update

The COVID-19 pandemic has significantly and adversely impacted SNFs and long-term care providers due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve. As a result, many of our operators have been and may continue to be significantly impacted by the pandemic. During the third and fourth quarters of 2020, four of our operators, including Agemo Holdings, LLC (“Agemo”) and Genesis Healthcare, Inc. (“Genesis”), indicated in their financial statements substantial doubt regarding their ability to continue as going concerns, citing in part the impact of the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support. This resulted in placing these operators on a cash basis of revenue recognition and a corresponding write-off of approximately $143.0 million in aggregate of contractual receivables, straight-line receivables, and lease inducements to rental income during fiscal year 2020. During the nine months ended September 30, 2021, Agemo, Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) and one other operator either failed to make contractual rent or interest payments for a period or have informed us that they would be unable to pay us rent for the foreseeable future. As of September 30, 2021, we have placed four operators, inclusive of Gulf Coast and the one other non-paying operator noted above, on a cash basis of revenue recognition during 2021 as collection of substantially all contractual lease payments with these four operators was no longer probable. On October 14, 2021, Gulf Coast commenced voluntary cases under chapter 11 of the United States Bankruptcy Code. See “Receivables, Other Investments and Operator Collectibility – Gulf Coast” below. Additionally, in October 2021, Guardian Healthcare (“Guardian”), excluded from the discussion above, failed to make contractual rent and interest payments under its lease agreement for 26 operating facilities and on its $112.5 million mortgage loan agreement. See “Portfolio and Recent Developments – Guardian” below.

We believe these operators were impacted by, among other things, reduced revenue as a result of lower occupancy and increased expenses resulting from the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support. In connection with these developments, we wrote off approximately $20.8 million in aggregate of straight-line receivables to rental income for the nine months ended September 30, 2021. Additionally, in the third quarter of 2021, we have recorded impairment charges of $16.7 million related to two loans outstanding with Agemo. The operators that have missed rent or interest payments, stopped paying rent or that were placed on a cash basis prior to the end of the third quarter of 2021 collectively represent 7.6% and 9.3%, respectively, of our total revenues (excluding the impact of the write-offs in 2021 and 2020) for the nine months ended September 30, 2021 and 2020. We remain cautious as the COVID-19 pandemic continues to have a significant impact on our operators and their financial conditions, particularly given continued uncertainty regarding the availability of sufficient government support, the persistence of staffing shortages that continue to impact our operators’ occupancy levels and profitability, the impact of governmental vaccine mandates for staff on these ongoing staffing shortages, other factors that may impact virus transmission in our facilities, the commencement in April 2021 for many of our operators of the repayment of accelerated payments of Medicare funds that were previously received as Advanced Medicare payments in 2020 and the expected commencement in December 2021 of repayment of deferred FICA obligations.

As of October 27, 2021, our operators reported cases of COVID-19 within 263, or 27.7%, of our 949 operating facilities as of December 31, 2020, which includes cases involving employees and residents. This represents a meaningful decline in cases from the 614 facilities with cases, or 64% of our 959 operating facilities, that our operators reported as of December 22, 2020, but an increase from the 153 facilities with cases, or 16%, of our 949 operating facilities, that our operators reported as of July 27, 2021. Consistent with national trends, we experienced a slight downturn in the number of COVID-19 cases in our facilities during September 2021. We caution that we have not independently validated any such facility virus incidence information, it may be reported on an inconsistent basis by our operators, and we can provide no assurance regarding its accuracy or that there have not been any changes since the time the information was obtained from our operators; we also undertake no duty to update this information. While we believe the decline noted above in reported cases since late 2020 is due in large part to vaccination programs for COVID-19 which have been implemented in most of our facilities, it remains uncertain when and to what extent vaccination programs for COVID-19 and any booster doses will continue to mitigate the effects of COVID-19 in our facilities, the impact of governmental vaccine mandates for staff on ongoing staffing shortages in our facilities, other factors that impact virus transmission in our facilities, or how effective existing vaccines or booster doses will be against the variants of the COVID-19 virus; the impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine and booster doses in our facilities, compliance with staff vaccination requirements as well as participation levels in vaccination programs among the residents and employees of our operators.

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, staffing levels, personal protective equipment (“PPE”), quality of care, visitation protocols, and reporting, among other regulations, throughout the pandemic while facing staffing shortages that have accelerated during the pandemic and that may impede the delivery of care. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. These increases have been offset to some extent by increases in reimbursements due to increased skilling in place, which has been necessitated by pandemic-related protocols and which may decrease when such protocols subside.  We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay and reliance on agency staffing due to staffing shortages, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. The federal government announced in August and September 2021 that it would be requiring SNF and health care workers to be vaccinated against COVID-19 and issued an emergency implementing regulation effective November 5, 2021 requiring covered health care facilities to ensure eligible staff have received a first vaccine dose as of December 5, 2021 and a second dose of a two-dose vaccine as of January 4, 2022, with certain permitted exemptions in alignment with federal law. While we expect vaccination rates in our facilities to increase once such requirements are implemented, significant uncertainty remains regarding the potential impact such mandates may have on ongoing staffing shortages in our facilities. In addition, our facilities, on average, have experienced declines, in some cases that are material, in occupancy levels as a result of the pandemic. While these declines have improved on average during 2021, average occupancy has not returned to pre-pandemic levels and improvements in occupancy levels remain uneven; it remains unclear when and the extent to which demand and occupancy levels will return to pre-COVID-19 levels. We believe these challenges to occupancy recovery may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While substantial government support, primarily through the federal CARES Act in the U.S. and distribution of PPE, vaccines and testing equipment by federal and state governments, was allocated to SNFs and to a lesser extent to ALFs in 2020, federal relief efforts have been limited in 2021 as have relief efforts in certain states, and further government support will likely be needed to continue to offset these impacts. It is unclear whether and to what extent such government support will continue to be sufficient and timely to offset these impacts. In particular, while $25.5 billion in federal funding for health care providers impacted by COVID-19 was announced in September 2021, it remains unclear the extent to which these funds or remaining unallocated funds under the Public Health and Social Services Emergency Fund (“Provider Relief Fund”) will be distributed to our operators in any meaningful way, whether additional funds will be added to the Provider Relief Fund or otherwise allocated to health care operators or our operators, or whether additional Medicaid funds under the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) in the U.S. will ultimately support reimbursement to our operators. Further, to the extent the cost and occupancy impacts on our operators continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of certain of our operators would be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.

There are a number of uncertainties we face as we consider the potential impact of COVID-19 on our business, including how long census disruption and elevated COVID-19 costs will last, the impact of vaccination programs, including booster doses, and participation levels in those programs in reducing the spread of COVID-19 in our facilities, the impact of vaccine mandates on ongoing staffing shortages in our facilities, and the extent to which funding support from the federal government and the states will continue to offset these incremental costs as well as lost revenues. Notwithstanding vaccination programs, we expect that heightened clinical protocols for infection control within facilities will continue for some period; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring.

While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we expect the uncertainties to our business described above to persist at least for the near term until we can gain more information as to the level of costs our operators will continue to experience and for how long, and the level of additional governmental support that will be available to them, the potential support our operators may request from us and the future demand for needs-based skilled nursing care and senior living facilities. We continue to monitor the rate of occupancy recovery at many of our operators, and it remains uncertain whether and when demand, staffing availability and occupancy levels will return to pre-COVID-19 levels.

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

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through January 16, 2022, allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions could contribute to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, continue to have a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s effect on the Company’s and our operators’ operational and financial performance will depend on future developments, including the sufficiency and timeliness of additional governmental relief, the duration, spread and intensity of the outbreak, the impact of vaccine distributions and booster doses on our operators and their populations, the impact of vaccine mandates on staffing shortages at our operators, as well as the difference in how the pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

Reimbursement Changes Related to COVID-19:

U.S. Federal Stimulus Funds and Financial Assistance for Health Care Providers. In response to the pandemic, Congress has enacted a series of economic stimulus and relief measures. On March 18, 2020, the Families First Coronavirus Response Act was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter in which the public health emergency terminates. States will make individual determinations about how this additional Medicaid reimbursement will be applied to SNFs, if at all.

In further response to the pandemic, in 2020, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for health care related expenses or lost revenues that are attributable to coronavirus, and in September 2021, HHS announced the availability of $25.5 billion in provider funding through the CARES Act and American Rescue Plan Act.  The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements.

HHS began distributing Provider Relief Fund grants in April 2020 and has made grants available to various provider groups in four general phases. In May 2020, HHS announced that approximately $9.5 billion in targeted distributions would be made available to eligible skilled nursing facilities, approximately $2.5 billion of which were composed of performance-based incentive payments tied to a facility’s infection rate. Approximately $8.5 billion in additional funds were added to the Provider Relief Fund through the American Rescue Plan Act enacted on March 11, 2021; however, these funds are limited to rural providers and suppliers.  In September 2021, HHS announced the release of $25.5 billion of funding, including $17 billion in Phase 4 Provider Relief Fund payments for a broad range of healthcare providers who can document revenue loss and expenses associated with the pandemic between July 1, 2020 and March 31, 2021, as well as release of the $8.5 billion in funding for rural providers, including those with Medicaid and Medicare patients.  In addition, in September 2021, the CDC announced it would allocate $500 million to staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks.

Given that HHS has announced that a portion of the Provider Relief Fund is being allocated to reimbursement of the testing, treatment and vaccination of uninsured patients, it remains unclear the extent to which any additional amounts from the Provider Relief Fund will be released to support healthcare providers. In general, there are substantial uncertainties regarding the extent to which our operators will receive funds under the additional funding announced in September 2021, or will receive funds which have not been allocated, whether additional funds will be allocated to the Provider Relief Fund, health care providers or senior care providers and whether additional payments will be distributed to providers, the financial impact of receiving any of these funds on their operations or financial condition, and whether operators will be able to meet the compliance requirements associated with the funds. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act.

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

Quality of Care Initiatives and Additional Requirements Related to COVID-19:

In addition to COVID-19 reimbursement changes, several regulatory initiatives announced in 2020 and 2021 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In August 2021,  CMS announced it was developing an emergency regulation requiring staff vaccinations within the nation’s more than 15,000 Medicare and Medicaid-participating nursing homes, and in September 2021, CMS further announced that the scope of the regulation will be expanded to include workers in hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. In addition, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds and the implementation of new quality measures. Although the American Rescue Plan Act did not allocate specific funds to SNF or assisted living facility providers, approximately $200 million was allocated to quality improvement organizations to provide infection control and vaccination uptake support to SNFs and $500 million has been allocated by the CDC to staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020 and the third quarter of 2021. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. health care system, including the impact on quality of care provided within the skilled nursing industry. These hearings, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in legislation imposing additional requirements on our operators.

Reimbursement Generally:

Medicaid.  The American Rescue Plan Act contains several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. For example, the American Rescue Plan Act increases the FMAP by 10 percentage points for state home and community-based services expenditures beginning April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. As a condition for receiving the FMAP increase, states must enhance, expand, or strengthen their Medicaid home and community-based services program during this period. These potential enhancements to Medicaid reimbursement funding may be offset in certain states by state budgetary concerns, the ability of the state to allocate matching funds and to comply with the new requirements, the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic, and the potential allocation of state Medicaid funds available for reimbursement away from SNFs in favor of home and community-based programs. These challenges may particularly impact us in states where we have a larger presence, including Florida and Texas. In Texas in particular, several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Our operators in Texas may also be adversely impacted by the expected expiration, to be effective upon expiration of the federally declared public health emergency, of an add-on by the state to the daily reimbursement rate for Medicaid patients during the pandemic. In Florida, while added support to our operators during the pandemic has generally been limited, we expect our operators in the state may receive some additional support through the state’s approval on November 4, 2021, of approximately $100 million in additional FMAP funds for nursing homes, to be distributed through increased Medicaid rates over a three-month period . Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

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

Payments to providers continue to be increasingly tied to quality and efficiency.  The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

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

Three Months Ended September 30, 2021 and 2020

Revenues

Our revenues for the three months ended September 30, 2021 totaled $281.7 million, an increase of approximately $162.5 million over the same period in 2020. The $162.5 million increase was primarily the result of (i) a $142.2 million increase in rental income due to a net reduction in straight-line rent receivable and lease inducement write-offs in 2021 following significant write-offs associated with Agemo and Genesis in the third quarter of 2020 as a result of placing these operators on a cash basis for revenue recognition and (ii) a $28.1 million increase in rental income resulting from facility acquisitions, facilities placed in service, and facility transitions.  These increases were partially offset by (i) a $2.6 million decrease in rental income resulting from the acceleration of certain in-place lease liabilities, (ii) a $1.1 million decrease in rental income due to facility sales and (iii) a $1.5 million decrease in mortgage interest income and other investment income primarily related to loan settlements, and principal payments made against outstanding loans.

Expenses

Expenses for the three months ended September 30, 2021 totaled $194.2 million, a decrease of approximately $18.0 million over the same period in 2020. The $18.0 million decrease was primarily due to: (i) a $6.6 million decrease in provision for credit losses primarily as a result of lower reserves taken against loans outstanding to Agemo (see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Receivables, Other Investments and Operator Collectibility– Agemo) in the third quarter of 2021 compared to the same period in 2020 and (ii) a $23.2 million decrease in impairment on real estate properties related to six facilities in the third quarter of 2021 compared to seven facilities during the same period in 2020. These decreases were partially offset by (i) a $5.0 million increase in depreciation expense primarily resulting from facility acquisitions and capital additions, offset by facility sales and facilities reclassified to assets held for sale and (ii) a $4.7 million increase in interest expense primarily resulting from the issuance during the fourth quarter of 2020 of the $700 million of Senior Notes due 2031 and the issuance during the first quarter of 2021 of the $700 million of Senior Notes due 2033, partially offset by the retirement of term loans in the fourth quarter of 2020 and lower average borrowings under the revolving credit facility.

Other Income (Expense)

For the three months ended September 30, 2021, total other income was $54.8 million, an increase of approximately $56.5 million over the same period in 2020. The decrease was mainly due to a $56.9 million increase in gain on assets sold related to the sale of 15 facilities in the third quarter of 2021 compared to the sale of six facilities during the same period in 2020.

Nine Months Ended September 30, 2021 and 2020

Revenues

Our revenues for the nine months ended September 30, 2021 totaled $812.9 million, an increase of approximately $184.3 million over the same period in 2020. The $184.3 million increase was primarily the result of (i) a $123.7 million increase in rental income due to a net reduction in straight-line rent receivable and lease inducement write-offs in 2021 following significant write-offs associated with Agemo and Genesis in the third quarter of 2020 as a result of placing these operators on a cash basis for revenue recognition, (ii) a $83.1 million increase in rental income resulting from facility acquisitions, facilities placed in service, and facility transitions and (iii) an $6.7 million increase in mortgage interest income and other investment income primarily due to new and refinanced mortgages and notes and additional funding to existing operators partially offset by principal payments. These increases were partially offset by (i) a $25.9 million decrease in rental income resulting from not recording straight-line rent for operators placed on a cash basis for revenue recognition in 2020 and facility sales and (ii) a $2.0 million decrease in miscellaneous income which is primarily related to an operator’s late fees and reduced management fees.

Expenses

Expenses for the nine months ended September 30, 2021 totaled $560.4 million, an increase of approximately $18.0 million over the same period in 2020. The $18.0 million increase was primarily due to: (i) a $11.6 million increase in interest expense primarily resulting from the issuance during the fourth quarter of 2020 of the $700 million of Senior Notes due 2031 and the issuance during the first quarter of 2021 of the $700 million of Senior Notes due 2033, partially offset by the retirement of term loans in the fourth quarter of 2020 and lower average borrowings under the credit facility, (ii) a $9.4 million increase in depreciation expense primarily resulting from facility acquisitions and capital additions, offset by facility sales and facilities reclassified to assets held for sale (discussed in further detail below) and (iii) a $1.8 million increase in acquisition, merger and transition related costs primarily resulting from transitioning 14 facilities and selling 4 facilities associated with Daybreak Ventures, LLC (“Daybreak”). These increases were partially offset by (i) a $1.3 million decrease in impairment on real estate properties related to 13 facilities compared to 18 facilities during the same period in 2020 and (ii) a $5.6 million decrease in provision for credit losses as a result of lower reserves taken against loans outstanding to Agemo (see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Receivables, Other Investments and Operator Collectibility – Agemo) in the third quarter of 2021 compared to the same period in 2020.

Other Income (Expense)

For the nine months ended September 30, 2021, total other income was $129.9 million, an increase of approximately $117.6 million over the same period in 2020. The increase was mainly due to a $146.7 million increase in gain on assets sold related to the sale of 45 facilities compared to the sale of 27 facilities during the same period in 2020 offset by a $29.8 million increase in loss on debt extinguishment primarily related to fees, premiums, and expenses related to the purchase of $350 million of the 4.375% Senior Notes due 2023 during the first quarter of 2021.

National Association of Real Estate Investment Trusts Funds From Operations

We use funds from operations (“Nareit FFO”), a non-GAAP financial measure, as one of several criteria to measure the operating performance of our business. We calculate and report Nareit FFO in accordance with the definition of Funds from Operations and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit FFO is defined as net income (computed in accordance with GAAP), adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures and changes in the fair value of warrants. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Revenue recognized based on the application of security deposits and letters of credit or based on the ability to offset against other financial instruments is included within Nareit FFO. We believe that Nareit FFO is an important supplemental measure of our operating performance. As real estate assets (except land) are depreciated under GAAP, such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. Nareit FFO was designed by the real estate industry to address this issue. Nareit FFO herein is not necessarily comparable to Nareit FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

The following table presents our Nareit FFO results for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income (loss)(1)(2)	$142,835	$(93,768)	$394,064	$100,471
(Deduct gain) add back loss from real estate dispositions	(56,169)	749	(160,634)	(13,932)
Add back loss (deduct gain) from real estate dispositions - unconsolidated joint ventures	2	(4,483)	(14,745)	(6,438)
	86,668	(97,502)	218,685	80,101
Elimination of non-cash items included in net income:
Depreciation and amortization	86,097	81,072	256,745	247,301
Depreciation – unconsolidated joint ventures	2,951	3,379	9,379	10,561
Add back impairments on real estate properties	4,942	28,105	42,453	43,732
Add back impairments on real estate properties - unconsolidated joint ventures	—	—	4,430	—
Add back unrealized loss on warrants	—	87	43	927
Nareit FFO	$180,658	$15,141	$531,735	$382,622
(1)	The three and nine months ended September 30, 2021 includes the application of $9.3 million and $11.7 million, respectively, of Agemo and Gulf Coast security deposits (letter of credit and cash deposits) in revenue.
(2)	The three and nine months ended September 30, 2021 includes $6.5 million of revenue related to Gulf Coast recognized based on our ability to offset uncollected rent against the interest and principal (in the fourth quarter) of certain debt obligations of Omega.

Portfolio and Recent Developments

The following table summarizes the significant asset acquisitions that occurred during the first nine months of 2021:

	Number of				Total		Initial
	Facilities			Country/	Investment		Annual
Period	SNF	ALF	Specialty	State	(in millions)		Cash Yield(1)
Q1	—	17	7	AZ, CA, FL, IL, NJ, OR, PA, TN, TX, VA, WA	$511.3	(2)	8.43%
Q1	6	—	—	FL	83.1		9.25%
Q3	—	2	—	U.K.	9.6		7.89%
Total	6	19	7		$604.0
(1)	The initial annual cash yield reflects the initial annual cash rent divided by the purchase price.
(2)	On January 20, 2021, we acquired 24 facilities from Healthpeak Properties, Inc. The acquisition involved the assumption of an in-place master lease with Brookdale Senior Living Inc.

During the second quarter of 2021, we acquired one parcel of land (not reflected in the table above) for approximately $10.4 million.

During the third quarter of 2021, we purchased a real estate property located in Washington, D.C. (not reflected in the table above) for approximately $68.0 million and plan to redevelop the property into a 174 bed ALF. Concurrent with the acquisition, we entered into a single facility lease for this property with Maplewood Senior Living (“Maplewood”) through August 31, 2045. For accounting purposes, the lease will commence upon the substantial completion of construction of the ALF, which is currently expected to be in the first quarter of 2025. The lease provides for the accrual of financing costs at a rate of 5% per annum during the construction phase. The lease provides for an annual cash yield of 6% in the first year following the completion of construction, increasing to 7% in year two and 8% in year three with 2.5% annual escalators thereafter. We are committed to a maximum funding of $177.7 million for the redevelopment of the real estate property, subject to ordinary development related cost changes (see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Commitments).

On July 1, 2021, we financed six SNFs in Ohio and amended an existing $6.4 million mortgage, inclusive of 2 Ohio SNFs, to include the six facilities in a consolidated $72.4 million mortgage for eight Ohio facilities bearing interest at an initial rate of 10.5% per annum. In conjunction with this transaction, we also acquired three Maryland facilities that were previously subject to a mortgage issued by Omega bearing interest at 13.75% per annum with a principal balance of $36.0 million that was included in other mortgage notes outstanding. The purchase price for these three facilities was equal to the remaining mortgage principal amount, and the three acquired Maryland facilities were subsequently leased back to the seller for a term expiring on December 31, 2032, assuming Omega exercises the options under the agreement. The base rent in the initial year is approximately $5.0 million and includes annual escalators of 2.5%.

Other Equity Investments

In the third quarter of 2021, we made an investment of $20.0 million in SafelyYou, Inc. (“SafelyYou”), a technology company that has developed artificial-intelligence enabled video that detects and helps prevent resident falls in ALFs and SNFs. Through our investment, we obtained preferred shares representing 5% of the outstanding equity of SafelyYou and warrants to purchase SafelyYou common stock representing an additional 5% of outstanding equity as of the date of our investment. SafelyYou has committed, for a specified period, to using the proceeds of our investment to install its technology in our facilities or other facilities of our operators. The vesting of the warrants is contingent upon SafelyYou’s attainment of certain installation targets in our facilities. To the extend these installation targets are not attained, the investment funds associated with the unvested warrants would be returned to Omega. The investment in the preferred shares and warrants are recorded within other assets on the consolidated balance sheets.

Other Recent Developments

Gulf Coast

During the second quarter of 2021, Gulf Coast stopped paying contractual rent under its master lease agreement for 24 facilities because of on-going liquidity issues. On October 14, 2021, Gulf Coast commenced voluntary cases under chapter 11 of the United States Bankruptcy Code. See “Receivables, Other Investments and Operator Collectibility – Gulf Coast” below.

Guardian

In October 2021, Guardian failed to make contractual rent and interest payments under its lease agreement for 26 operating facilities and on its $112.5 million mortgage loan agreement, bearing interest at 10.81%, for nine facilities, due to on-going liquidity issues. We have had discussions with Guardian regarding restructuring certain lease and mortgage loan terms but have yet to reach an agreement. As of September 30, 2021, we had $7.4 million of letters of credit from Guardian as collateral which may be applied against our uncollected rent and interest receivables. As discussed in Note 7 – Allowance for Credit Losses, during the third quarter of 2021, we reduced the risk rating on the mortgage loan from a 4 to a 5. Guardian represents approximately 3.2% and 3.5% of our total revenues (excluding the impact of straight-line write-offs) for the nine months ended September 30, 2021, and 2020, respectively.

Asset Sales and Impairments

Asset Sales

During the three and nine months ended September 30, 2021, we sold 15 and 45 facilities, subject to operating leases, for approximately $109.7 million and $310.8 million in net cash proceeds, recognizing net gains of approximately $56.2 million and $160.6 million.

As of September 30, 2021, we have 11 facilities and one parcel of land, totaling $21.5 million, classified as assets held for sale. We expect to sell these facilities over the next twelve months.

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

Real Estate Impairments

During the three and nine months ended September 30, 2021, we recorded impairments on six and 13 facilities of approximately $4.9 million and $42.5 million, respectively. Our recorded impairments were primarily the result of reclassifying 12 facilities to assets held for sale for which the carrying values exceeded the estimated fair values less costs to sell. We also recognized an impairment on one held for use facility because of the closure of the facility in the first quarter. To estimate the fair value of these facilities, we utilized a market approach which considered binding sale agreements (a Level 1 input) or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

Receivables, Other Investments and Operator Collectibility

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)

Contractual receivables – net	$16,658	$10,408

Effective yield interest receivables	$10,031	$12,195
Straight-line rent receivables	149,134	139,046
Lease inducements	77,799	83,425
Other receivables and lease inducements	$236,964	$234,666

Agemo

In August and September 2021, Agemo, a nonconsolidated variable interest entity (“VIE”), failed to pay contractual rent and interest due under their lease and loan agreements. Subsequent to quarter end, Agemo also failed to make contractual payments in October 2021. Agemo was formed in May 2018 by Signature Healthcare, LLC, as part of an out-of-court restructuring agreement, to be the holding company of their leases and loans with Omega. We placed Agemo on a cash basis of revenue recognition during the third quarter of 2020 as collection of substantially all contractual lease payments due from them was deemed no longer probable because of information received regarding substantial doubt of their ability to continue as a going concern. Agemo continued to make their rental and interest payments to us until August 2021. During August and September 2021, we recorded $8.4 million of revenue by drawing on the letter of credit and through application of the security deposit balance. For the nine months ended September 30, 2021 and 2020, Agemo generated approximately 4.7% and 6.0%, respectively, of our total revenues (excluding the impact of write-offs related to this operator in 2020).

As part of the 2018 restructuring agreement with Agemo discussed above, Omega agreed to, among other terms, defer rent of $6.3 million per annum through April 2021. During the nine months ended September 30, 2021, the Agemo lease was amended to allow for the extension of the rent deferral through October 2021, which represents an additional deferral of approximately $3.2 million of rent. Additionally, in the third quarter, we entered into a forbearance agreement with Agemo pursuant to which we agreed to forbear from exercising remedies under our lease and loan agreements until October 31, 2021. The forbearance period and rent deferral period were subsequently extended to November 30, 2021.

As of September 30, 2021, we have two loans outstanding to Agemo, a term loan with remaining principal of $32.0 million that bears interest at 9% per annum and matures on December 31, 2024 (the “Agemo Term Loan”) and a $25.0 million secured working capital loan bearing interest at 7% per annum that matures on April 30, 2025 (the “Agemo WC Loan”). The Agemo Term Loan is secured by a security interest in certain collateral of Agemo and the Agemo WC Loan is secured by a collateral package that includes a second lien on the accounts receivable of Agemo. During the third quarter of 2020, we evaluated both loans for impairment upon receiving information from Agemo regarding substantial doubt of its ability to continue as a going concern. Based on our evaluation, we recorded a provision for credit loss of $22.7 million in the third quarter of 2020 to reduce the carrying value of the loans to the fair value of the underlying collateral.

We have continued to monitor the fair value of the collateral associated with these loans on a quarterly basis. In the third quarter of 2021, we recorded an additional provision for credit losses of $16.7 million related to these loans as a result of a reduction in the fair value of the underlying collateral assets supporting the current carrying values. The reduction in fair value of the collateral assets was primarily driven by the application of Agemo’s $9.3 million letter of credit to Omega’s uncollected receivables, that supported the value of the Agemo Term Loan, and a reduction in Agemo’s working capital accessible to Omega as collateral, after considering other liens on the assets.

Gulf Coast

During the second quarter of 2021, Gulf Coast stopped paying contractual rent under its master lease agreement for 24 facilities because of on-going liquidity issues. As discussed below, on October 14, 2021, Gulf Coast commenced voluntary cases under chapter 11 of the United States Bankruptcy Code. Gulf Coast represents approximately 2.6% and 2.8% of our total revenues (excluding the impact of write-offs related to Gulf Coast in 2021) for the nine months ended September 30, 2021 and 2020, respectively.

As a result of Gulf Coast’s non-payment of contractual rent, in the second quarter of 2021, we placed Gulf Coast on a cash basis of revenue recognition and wrote-off straight-line rent receivable balances of $17.4 million through rental income. Subsequent to placing Gulf Coast on a cash basis of revenue recognition in June 2021, we recognized $9.8 million of contractual rent during the second and third quarters, based on our ability to offset any uncollected rent receivables against Gulf Coast’s security deposit and against certain debt obligations of Omega, as discussed further below. We held a security deposit of $3.3 million from Gulf Coast, which we have applied against Gulf Coast’s obligations in the second and third quarters of 2021. In relation to Gulf Coast, Omega, through subsidiaries, is the obligor on five notes due to third parties with aggregate outstanding principal of $20.0 million (collectively, the “Subordinated Debt”) that bear interest at 9% per annum with a maturity date of December 21, 2021 (see Note 15 – Borrowing Activities and Arrangements). Under the terms of the Subordinated Debt, to the extent Gulf Coast fails to pay rent when due to us under its master lease, Gulf Coast’s unpaid rent can be used to offset Omega’s obligations under the Subordinated Debt (on a quarterly basis with respect to interest and, under some circumstances, on an annual basis with respect to principal). As of September 30, 2021, we have offset $0.9 million of accrued interest under the Subordinated Debt against the uncollected receivables of Gulf Coast. We intend to offset any unpaid contractual receivables, after reflecting the application of security deposits and interest offsets, against the principal of the Subordinated Debt in the fourth quarter of 2021. As of September 30, 2021, we have $5.6 million of contractual rent receivables outstanding from Gulf Coast, after reflecting the application of security deposits and interest offsets, and without giving effect to our legal acceleration of rent discussed below.

As a result of Gulf Coast’s non-payment of contractual rent, in August 2021, we exercised our right to accelerate the full amount of rent due under Gulf Coast’s master lease agreement, payment of which will be subject to the Bankruptcy Code and approval of the bankruptcy court in Gulf Coast’s chapter 11 cases. In August 2021, following an assertion by the holders of the Subordinated Debt that our prior exercise of offset rights had resulted in defaults under the terms of the Subordinated Debt, we also filed suit in the Circuit Court for Baltimore County against the holders of the Subordinated Debt seeking a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by Omega under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt are to be offset in full as of December 31, 2021. In October 2021, the defendants in the case filed a motion to dismiss for lack of personal jurisdiction. While Omega believes it is entitled to the enforcement of the offset rights sought in the action, the outcome of litigation is unpredictable, and Omega cannot predict the outcome of the declaratory judgment action.

As noted above, on October 14, 2021, Gulf Coast commenced voluntary cases under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As described in Gulf Coast’s filings with the Bankruptcy Court, we have entered into a Restructuring Support Agreement (the “Support Agreement”) that is expected to form the basis for Gulf Coast’s restructuring and liquidation. The Support Agreement establishes a timeline (subject to Gulf Coast’s assumption of the Support Agreement with the approval of the Bankruptcy Court) for the implementation of Gulf Coast’s planned restructuring and liquidation, including the potential transition of management of the operations of the facilities to a third-party operator. In order to provide liquidity to Gulf Coast during its chapter 11 cases, we have committed to provide up to $25 million of senior secured debtor-in-possession (“DIP”) financing, a portion of which funding is tied to certain milestones, including the transition of the management of the operations of the facilities. The DIP financing is guaranteed by all debtors and is secured by liens on substantially all of their assets, including post-petition accounts receivable, subject in certain cases to other priorities. The Bankruptcy Court has approved on an interim basis the debtors’ borrowing of up to $15.75 million of DIP financing. The Bankruptcy Court has scheduled a hearing to consider approval of all borrowings available under the DIP facility on a final basis on November 12, 2021.

Omega’s collection of unpaid rent due from Gulf Coast, repayment of the DIP financing and ability to offset unpaid rent against amounts due under third-party debt are subject to risks. These include limits that may be applied by the Bankruptcy Court to Omega’s ability to enforce its master lease, the Support Agreement, and DIP financing terms, including any potential caps imposed by the Bankruptcy Code on Omega’s rent claims, and the other risks described under the caption “The bankruptcy or insolvency of our operators could limit or delay our ability to recover on our investments” in Part I, Item1A – Risk Factors of our Form 10-K for the year ended December 31, 2020. Omega’s ability to transfer and/or sell the leased facilities to third parties may be subject to delays that Omega cannot control. If Omega is unable to transfer and/or sell the leased facilities in a timely manner or for sufficient consideration, we may experience a material adverse effect on our properties, operations, or business.

Other straight-line receivables and write-offs

In addition to the Gulf Coast straight-line receivable write-off in the second quarter discussed above, during the nine months ended September 30, 2021, we wrote-off straight-line rent receivable balances of $3.4 million through rental income primarily due to placing three other operators (1 operator in the first quarter and 2 operators in the third quarter) on a cash basis of revenue recognition. We determined that collection of substantially all contractual lease payments with these operators was no longer probable for various reasons. The placement of an operator on a cash basis of revenue recognition during the first quarter was because the operator stopped paying contractual rent under our lease agreement. The two operators placed on a cash basis of revenue recognition during the third quarter are current with rent payments as of September 30, 2021. The three operators collectively represent approximately 0.3% and 0.5%, respectively, of our total revenues (excluding the impact of write-offs related to these operators in 2021) for the nine months ended September 30, 2021 and 2020.

We continue to closely monitor the performance of all of our operators, as well as industry trends and developments generally.

Liquidity and Capital Resources

At September 30, 2021, we had total assets of $9.8 billion, total equity of $4.2 billion and debt of $5.3 billion, representing approximately 55.7% of total capitalization.

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

Cash Flow Hedges of Interest Rate Risk

We enter into interest rate swaps in order to maintain a capital structure containing targeted amounts of fixed and floating-rate debt and manage interest rate risk. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our fixed-rate payments. These interest rate swap agreements are used to hedge the variable cash flows associated with variable-rate debt.

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

In addition to the forward swaps discussed above, we also have two interest rate swaps that were entered into in May 2019 with aggregate notional amounts of $50.0 million. These interest rate swaps are designated as hedges against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP Term Loan.

Foreign Currency Forward Contracts and Debt Designated as Net Investment Hedges

British pound (“GBP”) denominated borrowings under the Sterling term loan and the 2017 Revolving Credit Facility, were previously used to hedge a portion of our investments in the U.K. against fluctuations in GBP against the USD. The GBP denominated borrowings under both debt instruments were deemed an effective hedge from there issuance in May 2017 until the settlement of the Sterling term loan and the repayment of the GBP denominated borrowings under the 2017 Revolving Credit Facility in March 2021. Gains and losses associated with these nonderivative net investment hedges were recorded in foreign currency translation within other comprehensive income (loss) (“OCI”).

Concurrent with the settlement of the GBP denominated debt, we entered into four foreign currency forwards with notional amounts totaling £174.0 million, that mature on March 8, 2024, to hedge a portion of our net investments in the U.K., effectively replacing the terminated net investment hedge. The gains and losses associated with these foreign currency forwards are also recorded in foreign currency translation within OCI. Amounts associated with these net investment hedges would be reclassified out of AOCI into earnings when our hedged net investment in the U.K. is either sold or substantially liquidated.

Supplemental Guarantor Information

Parent has issued approximately $4.9 billion aggregate principal of senior notes outstanding at September 30, 2021 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of September 30, 2021, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

At-The-Market Offering Programs

During the third quarter of 2015, Omega entered into Equity Distribution Agreements with several financial institutions to sell $500.0 million of shares of common stock from time to time through an “at-the-market” (“ATM”) offering program (the “2015 ATM Program”).

During the second quarter of 2021, the we terminated the 2015 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion (the “2021 ATM Program”) may be sold from time to time (i) by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals, or (ii) by several financial institutions acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Under the 2021 ATM Program, compensation for sales of the shares will not exceed 2% of the gross sales price per share for shares sold through each financial institution. The use of forward sales under the 2021 ATM Program generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the 2021 ATM Program during the second or third quarter of 2021.

The table below presents information regarding the shares issued under the 2021 and 2015 ATM Programs for the three and nine months ended September 30, 2020 and 2021:

		Shares issued	Average Net Price	Gross Proceeds	Commissions	Net Proceeds
	Period Ended	(in millions)	Per Share(1)	(in millions)
Three Months Ended	September 30, 2020	—	$—	$—	$—	$—
Three Months Ended	September 30, 2021	0.1	32.82	1.3	0.1	1.2
Nine Months Ended	September 30, 2020	0.1	34.64	2.0	0.3	1.7
Nine Months Ended	September 30, 2021	4.2	36.56	155.1	3.3	151.8
(1)	Represents the average price per share after commissions.

Dividend Reinvestment and Common Stock Purchase Plan

The table below presents information regarding the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and nine months ended September 30, 2020 and 2021:

		Shares issued	Gross Proceeds
	Period Ended	(in millions)	(in millions)
Three Months Ended	September 30, 2020	—	$—
Three Months Ended	September 30, 2021	1.3	47.2
Nine Months Ended	September 30, 2020	0.1	3.7
Nine Months Ended	September 30, 2021	3.3	124.5

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at September 30, 2021, are outlined in the table below (in thousands):

Total commitments (1)	$743,154
Amounts funded to date (2)	(502,020)
Remaining commitments (3)	$241,134
(1)	Includes our $177.7 million commitment relating to the redevelopment of the real estate property located in Washington, D.C. discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Recent Developments.
(2)	Includes finance costs.
(3)	This amount excludes our remaining commitments to fund under our other investments of approximately $60.1 million.

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

For the nine months ended September 30, 2021, we paid dividends of approximately $477.1 million to our common stockholders. On February 16, 2021, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 8, 2021. On May 17, 2021, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on May 3, 2021. On August 13, 2021, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on August 2, 2021. On November 15, 2021, we will pay dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on November 5, 2021.

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

Cash, cash equivalents and restricted cash totaled $106.0 million as of September 30, 2021, a decrease of $61.6 million as compared to the balance at December 31, 2020. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $565.6 million of net cash flow for the nine months ended September 30, 2021, as compared to $510.9 million for the same period in 2020, an increase of $54.7 million, which is primarily driven by an increase of $59.4 million of net income, adjusted for non-cash items, due to revenue growth as a result of facility acquisitions and transitions, investments in mortgages and other investments. A $4.7 million change in the net movements of the operating assets and liabilities, primarily driven by a reduction in lease inducements provided to our operators, also contributed to the overall increase in cash provided by operating activities.

Investing Activities – Net cash flow from investing activities was an outflow of $452.2 million for the nine months ended September 30, 2021, as compared to an outflow of $56.0 million for the same period in 2020. The $396.2 million change in cash flow from investing activities related primarily to (i) a $588.7 million increase in real estate acquisitions driven by the acquisition of 24 senior living facilities from Healthpeak Properties, Inc. for $511.3 million in the first quarter of 2021, (ii) a $8.3 million increase in investments in unconsolidated joint ventures and (iii) a $31.9 million increase in investment in construction in progress and capital expenditures, offset by (i) a $193.7 million increase in proceeds from the sales of real estate investments, (ii) a $15.9 million increase in mortgages collections, net of placements, (iii) $14.6 million increase in other investment proceeds, net of new investments, (iv) a $5.6 million increase in receipts from insurance proceeds and (v) a $2.5 million refund of an acquisition related deposit in the first quarter of 2021.

Financing Activities – Net cash flow from financing activities was an outflow of $175.0 million for the nine months ended September 30, 2021, as compared to an outflow of $447.5 million for the same period in 2020. The $272.5 million change in cash flow from financing activities was primarily related to (i) a $271.0 million increase in cash proceeds from the issuance of common stock in 2021 due to increased issuances under our Dividend Reinvestment and Common Stock Purchase Plan and our 2015 and 2021 ATM Programs, as compared to the same period in 2020 and (ii) $70.6 million increase in proceeds from other long-term borrowings, net of repayments offset by (i) a $48.0 million increase in payment of financing related costs and (ii) a $17.3 million increase in dividends paid.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2021, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In connection with the preparation of our Form 10-Q as of and for the quarter ended September 30, 2021, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of the Company as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Company were effective at a reasonable assurance level as of September 30, 2021.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 18 – Commitments and Contingencies in the Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

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

The COVID-19 pandemic has significantly and adversely impacted, and may continue to impact SNFs and long-term care providers due to higher rates of virus transmission and fatality among the elderly and frail populations these facilities serve. As a result, many of our operators have been, and may continue to be, significantly impacted by the pandemic. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview. During the nine months ended September 30, 2021, three of our operators (one during the quarter ended September 30, 2021) have either missed contractual payments for a period or have informed us that they would be unable to pay us rent for the foreseeable future. We also placed four operators, including two of the non-paying operators, on a cash basis of revenue recognition during the nine months ended September 30, 2021, as collection of substantially all contractual lease payments with these four operators was no longer probable. We believe these operators were impacted by, among other things, reduced revenue as a result of lower occupancy and increased expenses resulting from the COVID-19 pandemic, as well as uncertainties regarding the availability of sufficient government support. In connection with these developments, we have written off approximately $20.8 million in aggregate of straight-line receivables to rental income for the nine month period ended September 30, 2021, and taken impairments of $16.7 million for the same period in connection with loans outstanding with one of these operators. These operators collectively represent 7.6% and 9.3% of our total revenue, respectively, for the nine months ended September 30, 2021 and 2020 (excluding the impact of write-offs in 2021 and 2020).

Continued uncertainty exists relating to our other operators’ ability to meet their payments obligations generally or meet their payment obligations to us, including due to continued uncertainty regarding the availability of sufficient government support, the persistence of staffing shortages that have impacted, and may continue to impact, our operators’ occupancy levels and profitability, the impact of governmental vaccine mandates for staff on ongoing staffing shortages, and other factors that may impact virus transmission in our facilities, as well as the commencement in April 2021 for many of our operators of the repayment of accelerated payments of Medicare funds that were previously received as Advanced Medicare payments in 2020, and the expected commencement in December 2021 of repayment of deferred FICA obligations. To the extent our operators are unable to meet their payment obligations, we may record additional impairment charges with respect to straight-line rent receivables associated with any such operator or with respect to outstanding loans and our financial condition could be adversely impacted.  See “Our assets, including our real estate and loans, are subject to impairment charges, and our valuation and reserve estimates are based on assumptions and may be subject to adjustment” in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Our operators have been, and continue to be, impacted by the pandemic in numerous ways. In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, staffing levels, PPE, quality of care, visitation protocols, and reporting, among other regulations, throughout the pandemic while facing staffing shortages that have accelerated during from the pandemic and that may impede the delivery of care. The federal government announced in August and September 2021 that it would be requiring SNF and health care workers to be vaccinated against COVID-19 and has issued an emergency implementing regulation effective November 5, 2021 requiring covered health care facilities to ensure eligible staff have received a first vaccine dose as of December 5, 2021 and a second dose of a two-dose vaccine as of January 4, 2022, with certain permitted exemptions in alignment with federal law. Significant uncertainty remains regarding the potential impact such mandates may have on ongoing staffing shortages in our facilities, which have caused some operators to limit admissions.  In addition, it remains uncertain when and to what extent vaccination programs for COVID-19, which have been implemented in most of our facilities, will continue to mitigate the effects of COVID-19 in our facilities, or how effective existing vaccines and booster doses will be against the variants of the COVID-19 virus; the impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine and booster doses in our facilities, compliance with staff vaccination requirements as well as participation levels in vaccination programs among the residents and employees of our operators. Our operators have continued to report considerable variation in participation levels among both employees and residents, which we believe may change over time with additional vaccination education efforts for residents and implementation of vaccine mandates for staff.

In addition to the risks associated with managing the spread of the virus, delivery of the vaccines and care of their patients and residents, many of our operators reported incurring, and may continue to incur, significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, in part as a result of staffing shortages, including the increased use of overtime and bonus pay and reliance on agency staffing, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and delivery of the vaccine. In addition, many of our operators have reported experiencing declines in occupancy levels as a result of the pandemic. We believe these declines may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19-induced fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs. We continue to monitor the impact of occupancy levels at many of our operators, and it remains uncertain whether and when demand and occupancy levels will return to pre-COVID-19 levels.

Federal relief efforts for SNFs and ALFs have been limited in 2021 as have relief efforts in certain states, and further government support will likely be needed to continue to offset these impacts.  It is unclear whether and to what extent such government support has been and will continue to be sufficient and timely to offset these impacts. In particular, it remains unclear whether relief will be distributed to our operators in any meaningful way or whether additional Medicaid funds will ultimately support reimbursement to our operators. Further, to the extent the impacts of the pandemic continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of certain of our operators would be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the COVID-19 pandemic, including potential patient litigation and decreased demand for their services, loss of business due to an interruption in their operations, workforce challenges, new regulatory restrictions, or other liabilities related to gathering restrictions, quarantines, reopening plans, vaccine distribution or delivery, spread of infection or other related factors.

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

The COVID-19 pandemic has from time to time also caused, and may continue to cause, severe economic, market and other disruptions worldwide. The pandemic has led governments and other authorities in the U.S., U.K. and around the world to impose measures intended to control its spread, including but not limited to, restrictions on freedom of movement and business operations which may remain in place or be reinstated along with continuing uncertainty around the potential duration of the pandemic. We cannot assure you that conditions in the bank lending, capital and other financial markets will not deteriorate or fluctuate as a result of the COVID-19 pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancing. In addition, our employees may be impacted directly or indirectly by the pandemic and we may be required to make changes to our internal controls as a result of changes in our business processes or personnel; any such changes may increase our operational and financial reporting risks.

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

We face possible risks and costs associated with severe weather conditions, natural disasters or the physical effects of climate change.

A large number of our properties are located in areas particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes, fires and floods, as well as the effects of climate change. To the extent that climate change impacts changes in weather patterns, our markets could experience more frequent and severe natural disasters. Operationally, such events could cause a major power outage, leading to a disruption of our operators’ operations or require them to incur additional cost associated with evacuation plans. Over time, any of these conditions could result in increased operator costs, delays in construction, resulting in increased construction costs, or in the inability of our operators to operate our facilities at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost to our operators of, or decreasing the availability to our operators of, property insurance on terms they find acceptable, and by increasing the cost of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties. In the event of a loss in excess of insured limits, we could lose our incremental capital invested in the affected property.

Although Congress has not yet enacted comprehensive federal legislation to address climate change, numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. Changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income. There can be no assurance that climate change and severe weather will not have a material adverse effect on our properties, operations, or business.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2021, Omega issued an aggregate of 20,362 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of its partnership agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Issuer Purchases of Equity Securities

During the third quarter of 2021, we did not purchase any shares of our outstanding common stock.

Item 6–Exhibits

Exhibit No.
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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: November 5, 2021	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: November 5, 2021	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer