Form 10-K
period 2021-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2022-02-17
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐ No ☒

The aggregate market value of the common stock Omega Healthcare Investors, Inc. held by non-affiliates was $8,621,397,772 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $36.29 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 11, 2022, there were 239,112,249 shares of Omega Healthcare Investors, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021, is incorporated by reference in Part III herein.

Forward-Looking Statements

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Omega Healthcare Investors, Inc. and its consolidated subsidiaries.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the impact of the COVID-19 pandemic on our business and the business of our operators, including without limitation, the extent and duration of the COVID-19 pandemic, increased costs, staffing shortages and decreased occupancy levels experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection therewith, the ability of operators to comply with infection control and vaccine protocols, the long-term impact of vaccination on facility infection rates, and the extent to which continued government support may be available to operators to offset such costs and the conditions related thereto;
(4)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede the ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(5)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(6)	the availability and cost of capital to us;
(7)	changes in our credit ratings and the ratings of our debt securities;
(8)	competition in the financing of healthcare facilities;
(9)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(10)	additional regulatory and other changes in the healthcare sector;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(17)	our ability to maintain our status as a REIT; and
(18)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

PART I

Item 1 – Business

Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). As of December 31, 2021, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units. Omega became a publicly traded company listed on the New York Stock Exchange in 1992.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of our long-term leases and mortgage loans with healthcare operating companies and affiliates (collectively, our “operators”). All of our leases to our operators are “triple-net” leases, which require the operators to pay all property-related expenses. All of our mortgages are secured by first mortgage liens on the underlying real estate and personal property of the operators. In addition to our core investments, we selectively make loans to operators for working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

 Our goal is to provide strong returns to our investors, while serving as the preferred capital partner to our operators so they can concentrate on providing a high level of care for their resident-patients.

Portfolio and Investments

As of December 31, 2021, our portfolio of real estate investments included 960 healthcare facilities located in 42 states and the U.K. and operated by 63 third-party operators and was made up of the following:

●	real estate assets that include 685 SNFs, 133 ALFs, 20 ILFs, 16 specialty facilities and two MOBs;
●	fixed rate mortgages on 59 SNFs, two ALFs and two specialty facilities; and
●	41 facilities held for sale.

Included below is a summary of our total investment assets, excluding accumulated depreciation, as of  December 31, 2021 and 2020 (dollars in thousands):

	As of December 31,
	2021	2020
Real estate assets:
Buildings and improvements	$7,448,126	$7,269,596
Land	916,328	883,765
Furniture and equipment	511,271	518,664
Construction in progress	74,062	30,129
Total real estate assets	8,949,787	8,702,154
Investments in direct financing leases - net	10,873	10,764
Mortgage notes receivable - net	835,086	885,313
Assets held for sale	261,151	81,452
Total real estate investments	10,056,897	9,679,683
Other investments - net	469,884	467,442
Investments in unconsolidated joint ventures	194,687	200,638
Total investments	$10,721,468	$10,347,763

Revenues

The following table summarizes our revenues by investment category for 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Real estate related income:
Rental income	$923,677	$753,427	$804,076
Income from direct financing leases	1,029	1,033	1,036
Mortgage interest income	91,661	89,422	76,542
Total real estate related revenues	1,016,367	843,882	881,654
Other investment income	44,721	44,864	43,400
Miscellaneous income	1,721	3,635	3,776
Total revenues	$1,062,809	$892,381	$928,830

Investment Strategy

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

● the construction quality, condition and design of the facility and its environmental impact;

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

We prefer to invest in fee simple ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures, such as mortgages and investments in joint ventures. While the market for long-term care real estate acquisitions in the U.S. remained competitive in 2021, we continued to seek and identify selective investments that are accretive to our portfolio.  In addition to our U.S.-based investments, we expect to continue to pursue investments in alternative jurisdictions such as the U.K. As part of our continuous evaluation of our portfolio and in connection with certain operator workout transactions, we expect to continue to opportunistically sell assets, or portfolios of assets, from time to time. In addition, as the long-term care industry evolves and adapts to new protocols, we have made and may continue to make select ancillary investments in companies that enhance the technology and infrastructure of long-term care providers and our operators.

The following summarizes our primary investment structures. The average annualized yields described below reflect obligations under existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of December 31, 2021, set forth below, are not necessarily indicative of future yields, which may be lower.

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

Triple-Net Operating Leases

Our triple-net operating leases typically range from 5 to 15 years, plus renewal options and require the operator to pay rent and all additional charges incurred in the operation of the leased facility. Our leases generally provide for minimum annual rents that are subject to annual escalators. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. At December 31, 2021, our average annualized yield from operating leases was approximately 9.8%. At December 31, 2021, approximately 94% of our operating leases have initial lease terms expiring after 2026. The majority of our leased real estate properties are leased under provisions of master lease agreements that govern more than one facility and to a lesser extent we lease facilities under single facility leases. Under our master leases, our operators are required to make one monthly payment that represents rent on all the properties that are subject to the master lease.

Some of our leases provide our operators with advances for the construction of facilities or capital expenditures for strategic facility enhancements. Typically, these advances require the operator to pay a fixed percentage of the advances funded as capital expenditure rent under the lease. Construction and upgrades made under these lease clauses are capitalized within our real estate assets. Because we direct a significant amount of our capital back into existing assets, we believe this sets the stage for our long-term strategic success.

Fixed-Rate Mortgages

Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. We enter into mortgages for existing facilities and for the construction of facilities. At December 31, 2021, our average annualized yield on these investments was approximately 10.5%. At December 31, 2021, approximately 89% of our mortgages have primary terms that expire after 2026.

The table set forth in Item 2 – Properties contains information regarding our properties and investments as of December 31, 2021.

Borrowing Policies

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

Policies With Respect To Certain Activities

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

Competition

The healthcare industry is highly competitive and will likely become more competitive in the future. We face competition in making and pricing new investments from other public and private REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than us. We believe our use of data analytics to underwrite investments and manage our portfolio may provide us a competitive advantage. In addition, a significant amount of our rental and mortgage income is generally derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may reduce competition for our operators and enhance the value of our properties. Our operators compete on a local and regional basis with operators of facilities that provide comparable services. The basis of competition for our operators includes, amongst other factors, the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population and surrounding areas.

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

We have utilized, and may continue to utilize, one or more taxable REIT subsidiary (“TRS”) to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Our TRSs generally are taxable as regular corporations, and therefore, subject to federal, foreign, state and local income taxes.

To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. If we were to fail to qualify as a REIT in any taxable year, as a result of a determination that we failed to meet the annual distribution requirement or otherwise, we would be subject to federal and state income tax, and any applicable alternative minimum tax on our taxable income at regular corporate rates with respect to each such taxable year for which the statute of limitations remains open. In addition, even if we continue to qualify as a REIT, we could become subject to certain excise taxes. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability for the years involved, which could significantly impact our financial condition.

All of our investments are held directly or through entities owned by Omega OP. Omega OP is a pass through entity for U.S. federal income tax purposes, and therefore we are required to take into account our allocable share of each item of Omega OP’s income, gain, loss, deduction, and credit for any taxable year of Omega OP ending within or with our taxable year, without regard to whether we have received or will receive any distribution from Omega OP. Although a partnership agreement for pass through entities generally will determine the allocation of income and losses among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of the Code and Treasury Regulations governing partnership allocations. If an allocation is not recognized for federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners’ interests in the partnership, which will be determined by considering all the facts and circumstances relating to the economic arrangement of the partners with respect to such item. While Omega OP should generally not be a taxable entity for federal income tax purposes, any state or local revenue, excise or franchise taxes that result from the operating activities of the Omega OP may be incurred at the entity level.

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

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through April 14, 2022, allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions have contributed, and may continue to contribute, to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, continue to have a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s effect on the Company’s and our operators’ operational and financial performance will depend on future developments, including the sufficiency and timeliness of additional governmental relief, the duration, spread and intensity of the outbreak, the impact of genetic mutations of the virus into new variants, the impact of vaccine distributions and booster doses on our operators and their populations, the impact of vaccine mandates on staffing shortages at our operators, as well as the difference in how the pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, financial condition and cash flows could be material.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. In addition to quality and value based reimbursement reforms, the U.S. Centers for Medicare and Medicaid Services (“CMS”) has implemented a number of initiatives focused on the reporting of certain facility specific quality of care indicators that could affect our operators, including publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under the CMS “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures. These rating changes have impacted referrals to SNFs, and it is possible that changes to this system or other ranking systems could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

The following is a discussion of certain U.S. laws and regulations generally applicable to our operators, and in certain cases, to us.

Reimbursement Changes Related to COVID-19:

U.S. Federal Stimulus Funds and Financial Assistance for Healthcare Providers. In response to the pandemic, Congress has enacted a series of economic stimulus and relief measures. On March 18, 2020, the Families First Coronavirus Response Act was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter in which the public health emergency terminates. States will make individual determinations about how this additional Medicaid reimbursement will be applied to SNFs, if at all.

In further response to the pandemic, in 2020, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that are attributable to coronavirus. In addition, in September 2021, HHS announced the release of $25.5 billion in provider funding, including $17 billion of the $178 billion previously authorized through the CARES Act and $8.5 billion for rural providers through the American Rescue Plan Act.  The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements.

HHS began distributing Provider Relief Fund grants in April 2020 and has made grants available to various provider groups in four general phases. In May 2020, HHS announced that approximately $9.5 billion in targeted distributions would be made available to eligible SNFs, approximately $2.5 billion of which were composed of performance-based incentive payments tied to a facility’s infection rate. Approximately $8.5 billion in additional funds were added to the Provider Relief Fund through the American Rescue Plan Act enacted on March 11, 2021; however, these funds are limited to rural providers and suppliers.  In September 2021, HHS announced the release of $25.5 billion of funding, including $17 billion in Phase 4 Provider Relief Fund payments for a broad range of healthcare providers who can document revenue loss and expenses associated with the pandemic between July 1, 2020 and March 31, 2021, as well as release of the $8.5 billion in funding for rural providers, including those with Medicaid and Medicare patients.  In addition, in September 2021, the Centers for Disease Control and Prevention (“CDC”) announced it would allocate $500 million to staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks.

HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. There are substantial uncertainties regarding the extent to which our operators will receive additional funding from HHS.

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

Additionally, CMS suspended Medicare sequestration payment adjustments, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020 through December 31, 2020, but also extended sequestration through 2030.  The Bipartisan-Bicameral Omnibus COVID Relief Deal passed in December 2020 further extended the suspension of the Medicare sequestration until March 31, 2021, and it most recently has been further extended from December 31, 2021 through March 31, 2022. While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

Quality of Care Initiatives and Additional Requirements Related to COVID-19.  In addition to COVID-19 reimbursement changes, several regulatory initiatives announced in 2020 and 2021 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In August 2021, CMS announced it was developing an emergency regulation requiring staff vaccinations within the nation’s more than 15,000 Medicare and Medicaid-participating nursing homes, and in September 2021, CMS further announced that the scope of the regulation will be expanded to include workers in hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. In addition, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Although the American Rescue Plan Act did not allocate specific funds to SNF or ALF providers, approximately $200 million was allocated to quality improvement organizations to provide infection control and vaccination uptake support to SNFs and $500 million has been allocated by the CDC to staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020 and 2021. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry. These hearings, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in legislation imposing additional requirements on our operators.

Reimbursement Generally:

Medicaid.  The American Rescue Plan Act contains several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. For example, the American Rescue Plan Act increases the FMAP by 10 percentage points for state home and community-based services expenditures beginning April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. As a condition for receiving the FMAP increase, states must enhance, expand, or strengthen their Medicaid home and community-based services program during this period. These potential enhancements to Medicaid reimbursement funding may be offset in certain states by state budgetary concerns, the ability of the state to allocate matching funds and to comply with the new requirements, the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic, and the potential allocation of state Medicaid funds available for reimbursement away from SNFs in favor of home and community-based programs. These challenges may particularly impact us in states where we have a larger presence, including Florida and Texas. In Texas in particular, several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Our operators in Texas may also be adversely impacted by the expected expiration of an add-on by the state to the daily reimbursement rate for Medicaid patients that will terminate upon expiration of the federally declared public health emergency. In Florida, while added support to our operators during the pandemic has generally been limited, approximately $100 million in additional FMAP funds for nursing homes was approved by the State in November 2021, with the funds to be distributed through increased Medicaid payment rates over a three-month period. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

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

On May 27, 2020, CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF as a part of the COVID-19 1135 waiver provisions. The COVID-19 1135 waiver provisions also allow for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through the end of the public health emergency.

Other Regulation:

Office of the Inspector General Activities.  The Office of Inspector General (“OIG”) of HHS has provided long-standing guidance for SNFs regarding compliance with federal fraud and abuse laws.  More recently, the OIG has conducted increased oversight activities and issued additional guidance regarding its findings related to identified problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes and SNFs. The OIG has additionally reviewed the staffing levels reported by SNFs as part of its August 2018 and February 2019 Work Plan updates, and included a review of involuntary transfers and discharges from nursing homes in the June 2019 Work Plan updates.  In August 2020, the OIG released its findings regarding its review of staffing levels in SNFs from 2018.  The OIG recommended that CMS enhance efforts to ensure nursing homes meet daily staffing requirements and explore ways to provide consumers with additional information on nursing homes’ daily staffing levels and variability.  The OIG indicated that while the review was initiated before the COVID-19 pandemic emerged, the pandemic reinforces the importance of sufficient staffing for nursing homes, as inadequate staffing can make it more difficult for nursing homes to respond to infectious disease outbreaks like COVID-19.   It is unknown what impact, if any, enhanced scrutiny of staffing levels by OIG and CMS will have on our operators.

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

Several of our operators have responded to subpoenas and other requests for information regarding their operations in connection with inquiries by the DOJ or other regulatory agencies.  In addition, MedEquities Realty Trust, Inc., which we acquired in May 2019, has responded to a Civil Investigative Demand from the DOJ in connection with Lakeway Regional Medical Center. See Note 20 – Commitments and Contingencies to the Consolidated Financial Statements.

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

General and Professional Liability.  Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long-term care providers, there have been numerous lawsuits in recent years challenging the validity of arbitration agreements in long-term care settings.  On July 16, 2019, CMS issued a final rule lifting the prohibition on pre-dispute arbitration agreements offered to residents at the time of admission provided that certain requirements are met.  The rule prohibits providers from requiring residents to sign binding arbitration agreements as a condition for receiving care and requires that the agreements specifically grant residents the explicit right to rescind the agreement within thirty calendar days of signing.  A number of professional liability and employment related claims have been filed or are threatened to be filed against long-term care providers related to COVID-19. While such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation, an adverse resolution of any of legal proceeding or investigations against our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our operators’ reputation, business, results of operations and cash flows.

U.K. Regulations. The U.K. also imposes very high levels of regulation on our U.K.-based operators.  In England, where all of our operators are based, the Care Quality Commission has regulatory oversight authority over the health and social care sectors and is responsible for approving, registering and inspecting our operators and the properties where they provide services. There is also a detailed legislative and regulatory framework in the U.K. designed to protect the vulnerable (whether by virtue of age or physical and/or mental impairment) and to prevent abuse. Each of these regulatory regimes carries significant enforcement powers, including the ability to criminally prosecute offending operators and facilities, impose fines or revoke registrations. Additionally, under the purview of the Competition and Markets Authority, local authorities are tasked with providing and funding the care needs of eligible residents within the applicable local authority area. There is ongoing debate and uncertainty within the U.K. as to how growing care needs will be met and funded in the future, and it is not clear at this stage what, if any, or the extent of such, impact will be on our U.K-based operators.

Additionally, there has been significant legislation passed and guidance issued in the U.K. in respect of the COVID-19 pandemic. Much of the legislation or guidance set out the additional precautions, measures or restrictions which were required in the care sector, including infection control measures and vaccination requirements for care sector workers. In addition, the U.K. government provided certain support to the care sector, including the provision of free testing and personal protective equipment (“PPE”) in certain settings. The U.K. government also provided some financial support to the sector, predominantly to publicly-funded services but also relation to infection control and testing measures it had introduced. This additional legislation has significantly increased the regulatory burdens under which our U.K. operators must currently deliver services and continues to have a significant impact on the operations and financial condition of our U.K. operators, which has been somewhat offset by the level of stimulus provided.

Environmental, Social and Governance ("ESG")

We prioritize environmental, social and governance initiatives that matter most to our business and shareholders. Our Nominating and Corporate Governance Committee of our Board of Directors has been charged with primary oversight of our sustainability efforts. The Company has established an ESG Steering Committee, with senior representation from all divisions of the company, that is responsible for advancing the Company’s governance, sustainability, and social programs, including diversity and inclusion. The Nominating and Corporate Governance Committee exercises oversight of the ESG Steering Committee.

As a triple-net landlord, our third-party operators maintain operational control and responsibility for our real estate on a day-to-day basis. While our ability to mandate environmental changes to their operations is limited, our tenants are contractually bound to preserve and maintain our properties in good working order and condition. In connection with this, they are required to meet or exceed annual expenditure thresholds on capital improvements and enhancements of our properties, which in some cases may facilitate improvements in the environmental performance of our properties and reduces energy usage, water usage, and direct and indirect greenhouse gas emissions. Beginning in 2021, we have also implemented a capital expenditure sustainability initiative to encourage operators to invest in financially beneficial and environmentally enhancing investment projects. The goal is to incentivize operators to invest in sustainable capital projects that provide a favorable return on investment while reducing the environmental footprint of these operations. Our due diligence on real estate acquisitions generally includes environmental assessments as part of our analysis to understand the environmental condition of the property, and to determine whether the property meets certain environmental standards. Similarly, during the due diligence process, we seek to evaluate the risk of physical, natural disaster or extreme weather patterns on the properties we are looking to acquire and to assess their compliance with building codes, which often results in remediations that incorporate sustainable improvements into our properties.

We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. See also "Human Capital Management" immediately below.

Additional information regarding our ESG programs and initiatives is available in the ESG section of our website at www.omegahealthcare.com. Information on our website, including our Corporate ESG Report or sections thereof, is not incorporated by reference into this Annual Report.

Human Capital Management

Our success is based on the focused passion and dedication of our people. We believe our employees’ commitment to Omega provides better service to our tenants and stakeholders, supports an inclusive and collegial working environment and generates long-term value for our shareholders and the communities which we serve. As of February 1, 2022, we had 70 employees including the executive officers listed below, none of whom is subject to a collective bargaining agreement. Due to the size and nature of our business, our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. As such, the ability to attract, develop and retain qualified personnel will continue to be important to the Company’s long-term success.

We have a long-standing commitment to being an equal opportunity employer. In 2021, Omega was included in the Bloomberg Gender-Equality Index - one of only 380 companies worldwide, and fewer than 15 U.S. REITs, to be included in the 2021 index. In January 2022, Omega was included in the Bloomberg 2022 Gender-Equality Index for the third consecutive year. Additionally, in 2021, we reinforced our diversity and inclusion commitment by signing the CEO Action for Diversity and Inclusion Pledge, one of the largest CEO-driven business commitments to act on and advance diversity, equity and inclusion in the workplace. The Company has expanded its recruitment practices to reach more diverse candidates for employment and Board positions and has developed an internship program with a focus on increasing diversity in the pipeline of eligible employees. The Company requires employees and Board members to certify its Code of Business Conduct & Ethics periodically, and from time to time, conducts compliance training for all employees and Directors, including diversity and inclusion training. As of February 1, 2022, at the executive level, one of the Company’s four executive officers is a woman and brings ethnic diversity to the team, and on the senior management team, 25% are women and 25% bring ethnic diversity to the team.

We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. Our full-time employees are provided a competitive benefits program, including comprehensive healthcare benefits and a 401(k) plan with a matching contribution from the Company, the opportunity to participate in our employee stock purchase program, bonus and incentive pay opportunities, competitive paid time-off benefits and paid parental leave, wellness programs, continuing education and development opportunities, and periodic engagement surveys. In addition, we believe that giving back to our community is an extension of our mission to improve the lives of our stockholders, our employees, and their families. The Company has implemented a matching program for charitable contributions of employees.

Information about our Executive Officers

Biographical information regarding our executive officers and their ages as of February 1, 2022 are set forth below:

C. Taylor Pickett (60) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett has also been a member of the board of trustees of Corporate Office Properties Trust, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (58) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

Robert O. Stephenson (58) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Gail D. Makode (46) is our Chief Legal Officer, General Counsel and has served in this capacity since September 2019. Previously, she served as Senior Vice President, General Counsel and Corporate Secretary of IES Holdings, Inc., from October 2012 to September 2019. Prior to IES, she served in various legal capacities at MBIA Inc., including as General Counsel and Member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc., from 2006 to 2012. Earlier in her career, she served as Vice President and Counsel for Deutsche Bank AG, and as an associate at Cleary, Gottlieb, Steen, & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

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

We are exposed to the risk that a distressed or insolvent operator may not be able to meet its lease, loan, mortgage or other obligations to us or other third parties. This risk is heightened during a period of economic or political instability. Although each of our lease and loan agreements typically provides us with the right to terminate, evict an operator, foreclose on our collateral, demand immediate payment and exercise other remedies upon the bankruptcy or insolvency of an operator, title 11 of the U.S. Code (the “Bankruptcy Code”) would limit or, at a minimum, delay our ability to collect unpaid pre-bankruptcy rents and mortgage payments and to pursue other remedies against a bankrupt operator.  While we sometimes have third-party guarantees of an operator’s lease or loan obligations, such guarantees can be expensive to enforce, and have their own risks of collection as against the guarantors.

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

Our operators are subject to numerous federal, state and local laws and regulations in the U.S. and, for certain operators, in the U.K., including those described in Item 1. Business – Government Regulation and Reimbursement. Laws and regulations impacting our operators include, without limitation, those relating to reimbursement (including Medicare and Medicaid reimbursement programs in the US), quality of care initiatives, licensing and certification of our operators, fraud and abuse laws and regulations, privacy and security laws.  Other federal, state and local laws and regulations also affect how our operators conduct their operations. We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us. In addition, requirements applicable to our operators are subject to frequent and substantial changes (sometimes applied retroactively) resulting from new legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators, guarantors and managers. Any of these changes may be more pronounced following federal and state leadership changes and particularly following a change in presidential administrations. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of new laws and regulations, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

Our U.S. operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced or modified, including through reductions to the Medicare and Medicaid programs.

Changes in the reimbursement rate or methods of payment from governmental and other third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Reimbursement from governmental and other third-party payors could be reduced as part of spending cuts and tax reform initiatives that impact Medicare, Medicaid or Medicare Advantage Plans, or as part of retroactive adjustments during claims settlement processes or as a result of post-payment audits. Further, alternative payment models, as well as other legislative initiatives, have the potential to affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, setting reimbursement caps, implementing value based purchasing and payment bundling, and studying the appropriateness of restrictions on payments for healthcare acquired conditions. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures or freeze Medicaid rates and to make changes to private healthcare insurance, and several commercial payors have expressed an intent to pursue certain value-based purchasing models and initiatives. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us. Significant limits on the scope of services reimbursed and on reimbursement rates, as well as changes in reimbursement policies or other measures altering payment methodologies for services provided by our operators, could have a material adverse effect on our operators’ results of operations and financial condition, which could cause the revenues of our operators to decline and negatively impact their ability to meet their obligations to us.

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

In addition, we may in some circumstances be named as a defendant in litigation involving the services provided by our operators. In the past, we and several of our wholly-owned subsidiaries have been named as defendants in professional liability and general liability claims related to our owned and operated facilities, and we could be named as defendants in similar suits in the future. In these suits, patients of our operators have alleged significant damages, including punitive damages, against the defendants. Although we generally have no involvement in the services provided by our operators, and our standard lease and loan agreements generally require our operators to indemnify us and carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover the judgment.

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

The COVID-19 pandemic has significantly and adversely impacted, and may continue to impact SNFs and long-term care providers due to higher rates of virus transmission and fatality among the elderly and frail populations these facilities serve. As a result, many of our operators have been, and may continue to be, significantly impacted by the pandemic. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview. During 2021, four of our operators have either missed contractual payments for a period or have informed us that they would be unable to pay us rent for the foreseeable future. We also placed six operators, including three of the non-paying operators, on a cash basis of revenue recognition during 2021, as collection of substantially all contractual lease payments with these six operators was no longer probable. We believe these operators were impacted by, among other things, reduced revenue as a result of lower occupancy and increased expenses resulting from the COVID-19 pandemic, as well as uncertainties regarding the availability of sufficient government support. In connection with these developments, we have written off approximately $36.0 million in aggregate of straight-line receivables to rental income for the year ended December 31, 2021 (in connection with the six operators placed on a cash basis during the year). We have also taken impairments of $83.4 million for the year ended December 31, 2021 in connection with loans outstanding with Agemo Holdings, LLC, Gulf Coast Health Care LLC and Guardian Healthcare, all of whom are non-paying operators. The six operators that were placed on a cash basis of revenue recognition in 2021 collectively represent 6.6% and 7.3% of our total revenue, respectively, for the year ended December 31, 2021 and 2020 (excluding the impact of write-offs in 2021 and 2020).

Continued uncertainty exists relating to our other operators’ ability to meet their payments obligations generally or meet their payment obligations to us, including due to continued uncertainty regarding the availability of sufficient government support, the persistence of staffing shortages that have impacted, and may continue to impact, our operators’ occupancy levels and profitability, the impact of governmental vaccine mandates for staff on ongoing staffing shortages, and other factors that may impact virus transmission in our facilities, including the impact of genetic mutations of the virus into new variants, as well as the commencement in April 2021 for many of our operators of the repayment of accelerated payments of Medicare funds that were previously received as Advanced Medicare payments in 2020, and the commencement in December 2021 of repayment of deferred FICA obligations. To the extent our operators are unable to meet their payment obligations, we may record additional impairment charges with respect to straight-line rent receivables associated with any such operator or with respect to outstanding loans and our financial condition could be adversely impacted.  See “Our assets, including our real estate and loans, are subject to impairment charges, and our valuation and reserve estimates are based on assumptions and may be subject to adjustment” in Item 1A contained in Part I of this Annual Report on Form 10-K.

Our operators have been, and continue to be, impacted by the pandemic in numerous ways. In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, staffing levels, PPE, quality of care, visitation protocols, and reporting, among other regulations, throughout the pandemic while facing staffing shortages that have accelerated during the pandemic and that may impede the delivery of care. The federal government announced in August and September 2021 that it would be requiring SNF and healthcare workers to be vaccinated against COVID-19 and has issued an emergency implementing regulation effective November 5, 2021 requiring covered healthcare facilities to ensure eligible staff have received a first vaccine dose as of December 5, 2021 and a second dose of a two-dose vaccine as of January 4, 2022, with certain permitted exemptions in alignment with federal law; these vaccination deadlines were subsequently extended by CMS by between one to two months depending on the applicable state. Significant uncertainty remains regarding the potential impact such mandates may have on ongoing staffing shortages in our facilities, which have caused some operators to limit admissions.  In addition, it remains uncertain when and to what extent vaccination programs for COVID-19, which have been implemented in most of our facilities, will continue to mitigate the effects of COVID-19 in our facilities, or how effective existing vaccines and booster doses will be against the variants of the COVID-19 virus; the impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine and booster doses in our facilities, compliance with staff vaccination requirements as well as participation levels in vaccination programs among the residents and employees of our operators. Our operators have continued to report considerable variation in participation levels among both employees and residents, which we believe may change over time with additional vaccination education efforts for residents and implementation of vaccine mandates for staff.

In addition to the risks associated with managing the spread of the virus, delivery of the vaccines and care of their patients and residents, many of our operators reported incurring, and may continue to incur, significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, in part as a result of staffing shortages, including the increased use of overtime and bonus pay and reliance on agency staffing, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and delivery of the vaccine. In addition, many of our operators have experienced declines in occupancy levels as a result of the pandemic. We believe these declines may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19-induced fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs. We continue to monitor the impact of occupancy levels at many of our operators, and it remains uncertain whether and when demand and occupancy levels will return to pre-COVID-19 levels.

Federal relief efforts for SNFs and ALFs was limited in 2021 as have been relief efforts in certain states, and further government support will likely be needed to continue to offset these impacts.  It is unclear whether and to what extent such government support has been and will continue to be sufficient and timely to offset these impacts. In particular, it remains unclear whether relief will be distributed to our operators in any meaningful way or whether additional Medicaid funds will ultimately support reimbursement to our operators. Further, to the extent the impacts of the pandemic continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of certain of our operators would be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the COVID-19 pandemic, including potential patient litigation and decreased demand for their services, loss of business due to an interruption in their operations, workforce challenges, new regulatory restrictions, or other liabilities related to gathering restrictions, quarantines, reopening plans, vaccine distribution or delivery, spread of infection or other related factors.

Numerous state and local governments and the federal government have initiated efforts that may also affect landlords’ and/or mortgagees’ ability to collect payments due or enforce remedies for the failure to pay amounts due. Additionally, a number of professional liability and employment related claims have been filed or are threatened to be filed against long-term care providers related to the COVID-19 pandemic. While such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation, an adverse resolution of any of legal proceeding or investigations against our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our reputation, business, results of operations and cash flows.

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

London Inter-bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in credit facilities, term loan facilities and derivative contracts. In July 2017, the U.K.’s Financial Conduct Authority (“FCA”) that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and while the transition period for many LIBOR tenors has been extended to June 2023, the U.S. Federal Reserve advised banks to stop new LIBOR issuances by the end of 2021. At this time, no consensus exists as to which reference rate or rates or benchmarks may become acceptable alternatives to LIBOR. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, has identified the secured overnight financing rate, or SOFR, as the recommended alternative rate for all LIBOR. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR.   Any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Further, the consequences of these developments, or any alternative reference rate that is adopted, cannot be entirely predicted but could include an increase in the cost of our variable rate borrowings, of which we had $50 million of borrowings outstanding as of December 31, 2021 and $450 million notional value derivative instruments that are indexed to LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as this may require negotiation with the respective counterparty.

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

On January 31, 2020, the U.K. withdrew from the European Union (“E.U.”), commonly referred to as “Brexit”. Changes in economic conditions in the U.K. relating to Brexit may subject the operators of our facilities in the U.K. to increased risk, including potential disruptions in supply, increases in costs, or difficulty staffing. In addition, the uncertainty related to Brexit has caused foreign exchange rate fluctuations in the past, including the strengthening of the USD relative to the Euro and GBP immediately following the announcement of Brexit, and may continue to do so in the future. Furthermore, Brexit could lead to legal uncertainty or the imposition of additional legal or regulatory requirements on the Company, which could have adverse consequences on our business, financial condition and results of operations. The implementation of, or further developments with respect to, Brexit could further impact foreign exchange rates, which could materially adversely affect our business, financial condition and results of operations. To date, one of the key effects of Brexit on the U.K. market is increased difficulty recruiting suitably qualified staff members within properties, as historically the E.U. and freedom of movement provided a reliable personnel resource for the U.K. market. The employment pool within the U.K. is further impacted by vaccination requirements for those working in the sector, meaning that those in certain roles who refuse to be vaccinated may not be employed (unless exempt from the requirement).

Our assets are concentrated in the long-term care industry and face geographic and operator concentration risk.

Our assets are generally not diversified by industry and face risks associated with the long-term care industry. In addition, at December 31, 2021, two operators each represented greater than 10% of our investments, and the three states in which we had our highest concentration of investments were Florida (15%), Texas (10%) and Michigan (6%). As a result, we are subject to increased exposure to adverse conditions affecting these operators and regions, with regional risks including unfavorable Medicaid reimbursements rates for SNFs, downturns in the local economies, local real estate conditions, increased competition or decreased demand for our facilities, regional climate events, and unfavorable legislative or regulatory developments, which could adversely affect our business and results of operations.

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

As of December 31, 2021, we have ownership interest in one consolidated joint venture and several unconsolidated joint ventures. These joint ventures involve additional risks, including the following:

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

The Internal Revenue Service, the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us, our properties, or our shareholders.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. In addition, we may from time to time offer technology services to tenants, which may involve storage of customer or resident data. We purchase some of our information technology from vendors, on whom our systems depend. We generally rely on third-party systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems, and the privacy of the data we store, or failure to comply with related regulations, could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations. The regulatory environment related to cyber and information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business or to which we may become subject, including E.U. data protection legislation, such as they General Data Protection Regulation, or the GDPR, and the U.K.’s Data Protection Act, which impose significant data protection requirements and penalties for noncompliance. Compliance with any of these requirements may result in additional costs and could impact how we conduct in business in new jurisdictions.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

At December 31, 2021, our real estate investments include SNFs and ALFs and to a lesser extent ILFs, specialty facilities and MOBs, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) mortgages on facilities that are operated by the mortgagors or their affiliates. The properties are located in 42 states and the U.K.

The following table presents the concentration of our real estate investments by state and the U.K. as of December 31, 2021:

				% of
			Gross Real Estate	Gross Real
	Number of	Number of	Investment	Estate
Location	Operating Beds	Facilities	(in thousands)	Investment
Florida	16,345	133	$1,491,905	14.7%
Texas	11,190	114	995,386	9.8%
Michigan	4,833	46	648,738	6.4%
Indiana	6,941	70	643,640	6.4%
California	4,476	53	580,542	5.7%
Ohio	4,957	48	579,343	5.7%
Pennsylvania	4,960	54	554,741	5.5%
United Kingdom	3,057	59	447,574	4.4%
Virginia	3,668	28	422,024	4.2%
New York	258	1	336,069	3.3%
Remaining States	35,018	354	3,430,983	33.9%
	95,703	960	$10,130,945	100.0%

Item 3 – Legal Proceedings

See Note 20— Commitments and Contingencies to the Consolidated Financial Statements - Part IV, Item 15, which is hereby incorporated by reference in response to this item.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Omega Healthcare Investors, Inc. (together with its consolidated subsidiaries, collectively, “Omega” or the “Company”) common stock are traded on the New York Stock Exchange under the symbol “OHI.” As of February 11, 2022, there were 2,755 registered holders and 239,112,249 shares of Omega common stock outstanding.

Performance Graph

The graph and table below compare the cumulative total return of Omega, the FTSE NAREIT Equity Health Care Index (Ticker: FN11-FTX), the FTSE NAREIT All REITs Index (Ticker: FNAR), the S&P 500 Index, and the Russell 2000 from January 1, 2017 to December 31, 2021. We have included the FTSE NAREIT Equity Health Care Index and the FTSE NAREIT All REITs Index because we believe that they are representative of the industry in which we compete and are relevant to an assessment of our performance. Total cumulative return is based on a $100 investment in Omega common stock and in each of the indices at the close of trading on December 31, 2016 and assumes quarterly reinvestment of dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Omega Healthcare Investors, Inc.	$100.00	$92.23	$128.60	$166.07	$154.47	$136.26
FTSE NAREIT Health Care Index	$100.00	$100.88	$108.52	$131.51	$118.54	$137.90
FTSE NAREIT All REITs Index	$100.00	$109.27	$104.79	$134.20	$126.33	$176.71
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Russell 2000 Index	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39

Issuer Purchases of Equity Securities

On March 20, 2020, the Company authorized the repurchase of up to $200 million of our outstanding common stock from time to time over the twelve months ending March 20, 2021. Omega did not repurchase any of its stock under this amended program during 2020 and 2021.

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time.

During 2021, we did not repurchase any shares of our outstanding common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2021, Omega issued an aggregate of 12,985 shares of Omega common stock in exchange for an equivalent number of units of partnership interest in OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”) tendered to Omega OP for redemption in accordance with the provisions of its partnership agreement. The Company issued these shares of Omega common stock in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partners who received the Omega common stock.

Item 6 – [Reserved]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the consolidated financial statements of Omega Healthcare Investors, Inc. presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Forward-Looking Statements” and “Item 1A - Risk Factors” above.

Overview and Outlook

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP. As of December 31, 2021, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of our long-term leases and mortgage loans with healthcare operating companies and affiliates (collectively, our “operators”). All of our leases to our operators are “triple-net” leases, which require the operators to pay all property-related expenses. All of our mortgages are secured by first liens on the underlying real estate and personal property of the operators. In addition to our core investments, we selectively make loans to operators for working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

Our portfolio of investments at December 31, 2021, included 960 healthcare facilities, located in 42 states and the U.K. that are operated by 63 third-party operators. Our real estate investment in these facilities totaled approximately $10.1 billion at December 31, 2021, with approximately 98% of our real estate investments related to long-term healthcare facilities. The portfolio is made up of (i) 685 SNFs, (ii) 133 ALFs, (iii) 20 ILFs, (iv) 16 specialty facilities, (v) two MOBs, (vi) fixed rate mortgages on 59 SNFs, two ALFs and two specialty facilities and (vii) 41 facilities that are held for sale. At December 31, 2021, we held other investments of approximately $469.9 million, consisting primarily of secured loans to third-party operators of our facilities and $194.7 million of investments in six unconsolidated joint ventures.

As healthcare delivery continues to evolve, we continuously evaluate potential investments, our assets, operators and markets to position our portfolio for long-term success. Our strategy includes applying data analytics to our investment underwriting and asset management, as well as selling or transitioning assets that do not meet our portfolio criteria.

COVID-19 Pandemic Update

The COVID-19 pandemic has significantly and adversely impacted SNFs and long-term care providers due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve. As a result, many of our operators have been and may continue to be significantly impacted by the pandemic. During the third and fourth quarters of 2020, four of our operators, including Agemo Holdings, LLC (“Agemo”) and Genesis Healthcare, Inc. (“Genesis”), indicated in their financial statements substantial doubt regarding their ability to continue as going concerns, citing in part the impact of the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support. This resulted in placing these operators on a cash basis of revenue recognition and a corresponding write-off of approximately $143.0 million in aggregate of contractual receivables, straight-line receivables and lease inducements to rental income during fiscal year 2020. During the year ended December 31, 2021, Agemo, Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”), Guardian Healthcare (”Guardian”) and one other operator either failed to make contractual rent or interest payments for a period or have informed us that they would be unable to pay us rent for the foreseeable future. See “Portfolio and Recent Developments – Guardian” below. In addition, on October 14, 2021, Gulf Coast commenced voluntary cases under chapter 11 of the U.S. Bankruptcy Code. See “Receivables, Other Investments and Operator Collectibility – Gulf Coast” below.  As of December 31, 2021, we have placed six operators, inclusive of Gulf Coast, Guardian and the one other non-paying operator noted above, on a cash basis of revenue recognition during 2021 as collection of substantially all contractual lease payments with these six operators was no longer probable.

We believe these operators were impacted by, among other things, reduced revenue as a result of lower occupancy and increased expenses resulting from the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support. In connection with these developments, we wrote off approximately $36.0 million in aggregate of straight-line receivables and lease inducements to rental income for the year ended December 31, 2021 (in connection with the six operators placed on a cash basis during the year). We have also have taken impairments of $83.4 million for the year ended December 31, 2021 in connection with loans outstanding with Agemo, Gulf Coast and Guardian, all of whom are non-paying operators. The six operators that were placed on a cash basis during 2021 collectively represent 6.6% and 7.3%, respectively, of our total revenues (excluding the impact of the write-offs in 2021 and 2020) for the years ended December 31, 2021 and 2020. We remain cautious as the COVID-19 pandemic continues to have a significant impact on our operators and their financial conditions, particularly given continued uncertainty regarding the availability of sufficient government support, the persistence of staffing shortages that continue to impact our operators’ occupancy levels and profitability, the impact of governmental vaccine mandates for staff on these ongoing staffing shortages, other factors that may impact virus transmission in our facilities, including genetic mutations of the virus into new variants, the commencement in April 2021 for many of our operators of the repayment of accelerated payments of Medicare funds that were previously received as Advanced Medicare payments in 2020 and the commencement in December 2021 of repayment of deferred FICA obligations.

As of January 26, 2022, our operators reported cases of COVID-19 within 713, or 75.5%, of our 944 operating facilities as of September 30, 2021, which includes cases involving employees and residents. This represents a significant increase from the 263 facilities with cases, or 27.7%, of our 949 operating facilities, that our operators reported as of October 27, 2021. Consistent with national trends, we experienced a slight downturn in the number of COVID-19 cases in our facilities from September to November of 2021, followed by a slight increase in December and a meaningful increase in January driven by new variants. The January 2022 case counts are consistent with case rates that were experienced in January 2021, which represented an increase over the December 22, 2020 cases in 614 facilities, or 64% of our 959 operating facilities. We caution that we have not independently validated any such facility virus incidence information, which may be reported on an inconsistent basis by our operators, and we can provide no assurance regarding the information’s accuracy or that there have not been any changes since the time it was obtained from our operators; we also undertake no duty to update this information. It remains uncertain when and to what extent vaccination programs for COVID-19 and any booster doses will mitigate the effects of COVID-19 in our facilities, particularly with regard to new variants of the virus, the impact of governmental vaccine mandates for staff on ongoing staffing shortages in our facilities and other factors that impact virus transmission in our facilities. The impact of these programs will depend in part on the continued efficacy and delivery of the vaccine and booster doses in our facilities, compliance with staff vaccination requirements and participation levels in vaccination programs among the residents and employees of our operators and in the communities in which they operate.

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, staffing levels, personal protective equipment (“PPE”), testing mandates, quality of care, visitation protocols and reporting, among other regulations, throughout the pandemic while facing staffing shortages that have accelerated during the pandemic and that may impede the delivery of care. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. These increases have been offset to some extent by increases in reimbursements due to increased skilling in place, which has been necessitated by pandemic-related protocols and may decrease when such protocols subside.  We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay and reliance on agency staffing due to staffing shortages, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. The federal government announced in August and September 2021 that it would be requiring SNF and healthcare workers to be vaccinated against COVID-19 and issued an emergency implementing regulation effective November 5, 2021 requiring covered healthcare facilities to ensure eligible staff have received a first vaccine dose as of December 5, 2021 and a second dose of a two-dose vaccine as of January 4, 2022, with certain permitted exemptions in alignment with federal law, which were subsequently extended by the U.S. Centers for Medicare and Medicaid Services by between one to two months depending on the applicable state. Notwithstanding these extensions, vaccination rates have increased in anticipation of the full implementation of the requirements and we expect them to further increase once such requirements are fully implemented. However, we expect that such mandates may exacerbate ongoing staffing shortages in skilled nursing and senior housing facilities. In addition, operators who do not achieve full compliance with the requirements may face potential survey issues and penalties. At this time, there is significant uncertainty regarding the impact of such developments. In addition, our facilities, on average, have experienced declines, in some cases that are material, in occupancy levels as a result of the pandemic. While these declines have generally improved on average during 2021, new variants have caused improvement in occupancy to stall towards the end of 2021 and average occupancy has not returned to pre-pandemic levels. It remains unclear when and the extent to which demand and occupancy levels will return to pre-COVID-19 levels. We believe these challenges to occupancy recovery may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While substantial government support, primarily through the federal CARES Act in the U.S. and distribution of PPE, vaccines and testing equipment by federal and state governments, was allocated to SNFs and to a lesser extent to ALFs in 2020, federal relief efforts were limited in 2021 as have been relief efforts in certain states. We believe further government support will be needed to continue to offset these impacts. It is unclear whether and to what extent such government support will continue to be sufficient and timely to offset these impacts. In particular, while $25.5 billion in federal funding for healthcare providers impacted by COVID-19 was announced in September 2021 with distributions beginning in late 2021, it remains unclear the extent to which these funds or remaining unallocated funds under the Public Health and Social Services Emergency Fund (“Provider Relief Fund”) will be distributed to our operators in any meaningful way, whether additional funds will be added to the Provider Relief Fund or otherwise allocated to healthcare operators or our operators, or whether additional Medicaid funds under the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) in the U.S. will ultimately support reimbursement to our operators. Further, to the extent the cost and occupancy impacts on our operators continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.

There are a number of uncertainties we face as we consider the potential impact of COVID-19 on our business, including how long census disruption and elevated COVID-19 costs will last, the impact of vaccination programs, including booster doses, and participation levels in those programs in reducing the spread of COVID-19 in our facilities, the impact of genetic mutations of the virus into new variants on our facilities, the impact of vaccine mandates on ongoing staffing shortages in our facilities, and the extent to which funding support from the federal government and the states will continue to offset these incremental costs as well as lost revenues. Notwithstanding vaccination programs, we expect that heightened clinical protocols for infection control within facilities will continue for some period; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring.

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

Other Trends and Conditions

In addition to the impacts of COVID-19 discussed above, our operations have also been and may continue to be impacted by increased competition for the acquisition of facilities in the U.S., which has decreased the number of investment opportunities that would be accretive to our portfolio. As part of our continuous evaluation of our portfolio and in connection with certain operator workout transactions, we expect to continue to opportunistically sell assets, or portfolios of assets, from time to time.

2021 and Recent Highlights

Investments

●	We acquired 32 facilities for an aggregate consideration of $604.0 million during the year ended December 31, 2021. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 7.89% and 9.25%. This includes the acquisition of 24 facilities from Healthpeak Properties, Inc. (“Healthpeak”) for $511.3 million in the first quarter. We also had $58.6 million of non-cash acquisitions of facilities previously subject to mortgage loans with Omega in which principal amounts under the loan agreements were reduced or settled in exchange for title to the facilities.
●	We invested $140.0 million under our construction-in-progress and capital improvement programs during the year ended December 31, 2021. This includes the purchase of a real estate property located in Washington, D.C. in the third quarter for approximately $68.0 million that Omega, in conjunction with Maplewood Senior Living (along with affiliates, “Maplewood”), plans to redevelop into a 174-bed ALF and lease back to Maplewood.
●	We financed $82.5 million of new mortgage loans for eight facilities with a weighted average interest rate of 10.3%. In 2021, we also advanced $4.2 million under existing mortgage loans.

Dispositions and Impairments

●	In 2021, we sold 48 facilities for approximately $318.5 million in net cash proceeds, recognizing a net gain of approximately $161.6 million.
●	In 2021, we recorded impairments on real estate properties of approximately $44.7 million on 14 facilities primarily as a result of reclassifying facilities to held for sale.
●	In 2021, we terminated the Daybreak Ventures, LLC (“Daybreak”) master lease and fully exited our relationship after transitioning 14 Daybreak facilities to existing operators and selling the four remaining Daybreak facilities.
●	In December 2021, we entered into an agreement to sell 22 facilities that were previously leased and operated by Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) for estimated gross proceeds of $317.5 million. The agreement includes an earnout clause pursuant to which the buyer is obligated to pay an additional $18.7 million to Omega if certain financial metrics are achieved at the facilities in the five years following the sale. The sale is targeted to close on or around April 1, 2022. See “Collectibility Issues” below for further developments related to Gulf Coast.

Financing Activities

●	On March 10, 2021, the Company issued $700 million aggregate principal amount of its 3.250% Senior Notes due 2033. The notes were sold at a public offering price of 99.304% of their face value before the underwriters’ discount. The Company’s net proceeds from the offering were used to repay $350 million of aggregate principal of our 4.375% Senior Notes due 2023 on March 18, 2021 and partially repay borrowings under the Company’s then outstanding revolving credit facility and term loans. As a result of the notes retirement, the Company recorded approximately $30.8 million in early extinguishment of debt charges.
●	On April 30, 2021, the Company entered into a new four-year $1.45 billion senior unsecured credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced a $1.25 billion senior unsecured credit facility that was scheduled to mature on May 25, 2021.
●	On April 30, 2021, the Company’s operating partnership subsidiary entered into a new four-year $50 million senior unsecured term loan facility (the “OP Term Loan”). The OP Term Loan replaced a $50 million senior unsecured term loan that was scheduled to mature on May 25, 2022.
●	On May 13, 2021, we established a $1.0 billion at-the-market program (the “2021 ATM Program”) to sell shares of our common stock from time to time in an at-the-market offering. The 2021 ATM Program replaced our $500 million Equity Shelf Program that was entered into in 2015 (the “2015 ATM Program”).
●	We sold 7.6 million shares of common stock under our 2015 ATM Program, 2021 ATM Program and Dividend Reinvestment and Common Stock Purchase Plan (“DRSPP”) during the year ended December 31, 2021. Aggregate net proceeds from these sales generated $278.4 million during 2021.

Other Highlights

●	In January 2022, our Board authorized the repurchase of up to $500 million of our outstanding common stock, from time to time, through March 2025.
●	During 2021, we made $62.1 million of new other investment loans with a weighted average interest rate of 9.3%. In 2021, we also advanced $88.4 million under existing other investment loans.
●	In the third quarter of 2021, we made an investment of $20.0 million in SafelyYou, Inc. (“SafelyYou”), a technology company that has developed artificial intelligence-enabled video that detects and helps prevent resident falls in ALFs and SNFs. Through our investment, we obtained preferred shares representing 5% of the outstanding equity of SafelyYou and warrants to purchase SafelyYou common stock representing an additional 5% of outstanding equity as of the date of our investment, which are subject to vesting conditions based on SafelyYou’s deployment of our invested capital to support Omega facilities and operators. As part of our investment strategy, we will continue to evaluate investments in companies that provide complementary products and services that improve the quality of our facilities and allow our operators to improve care.
●	In 2021, Omega was included in the Bloomberg Gender-Equality Index (GEI) – one of only 380 companies worldwide, and fewer than 15 U.S. REITs, to be included in the 2021 index.

Collectibility Issues

●	During the second quarter of 2021, Gulf Coast stopped paying contractual rent under its master lease agreement for 24 facilities because of on-going liquidity issues. On October 14, 2021, Gulf Coast commenced voluntary cases under chapter 11 of the U.S. Bankruptcy Code. As a result of Gulf Coast’s non-payment of contractual rent, in the second quarter of 2021, we placed Gulf Coast on a cash basis of revenue recognition and wrote-off straight-line rent receivable balances of $17.4 million through rental income. Subsequent to placing Gulf Coast on a cash basis of revenue recognition in June 2021, we recognized $24.6 million of contractual rent during the remaining period of 2021, based on our ability to offset any uncollected rent receivables against Gulf Coast’s security deposit and against certain debt obligations of Omega. In connection with the bankruptcy, we agreed to provide up to $25.0 million in senior secured debtor-in-possession (“DIP”) financing to Gulf Coast, subject to certain conditions, to provide liquidity and assist with the transition of operations in our 23 open facilities. Operations of the 23 open facilities were transitioned to a new manager on December 1, 2021 for an interim period until the license for the facilities could be obtained by a new operator. In the fourth quarter of 2021, we funded $20.5 million under the DIP facility and fully reserved for the loan principal through the provision for credit losses. During the Interim Period, no rent is being paid by Gulf Coast, and we have provided a $20.0 million working capital loan to the new manager, discussed in further detail in Note 8 – Other Investments to our Consolidated Financial Statements.
●	From August 2021 through October 2021 and December 2021, Agemo Holdings, LLC (“Agemo”) failed to pay contractual rent and interest due under their lease and loan agreements, but paid rent and interest in November 2021. As of December 31, 2021, we have two loans outstanding to Agemo, a term loan with remaining principal of $32.0 million that bears interest at 9% per annum and matures on December 31, 2024 (the “Agemo Term Loan”) and a $25.0 million secured working capital loan bearing interest at 7% per annum that matures on April 30, 2025 (the “Agemo WC Loan”). In the third quarter of 2021, we recorded a provision for credit losses of $16.7 million related to these loans as a result of a reduction in the fair value of the underlying collateral assets supporting the current carrying values. During the third and fourth quarters of 2021, we recorded $8.7 million of revenue by collecting rental and interest payments and we recorded $8.5 million of revenue by drawing on the letter of credit and through application of the security deposit balance.
●	From October 2021 through December 2021, Guardian Healthcare (“Guardian”) failed to make contractual rent and interest payments under its lease agreement for 26 operating facilities and on its $112.5 million mortgage loan agreement, bearing interest at 10.81%, for nine facilities, due to ongoing liquidity issues. As a result of Guardian’s non-payment of contractual rent, in the fourth quarter of 2021, we placed Guardian on a cash basis of revenue recognition and wrote off approximately $14.0 million of straight-line rent receivables and lease inducements through rental income. As of December 31, 2021, we have $7.4 million of letters of credit from Guardian as collateral which could be applied against our uncollected rent and interest receivables. On December 30, 2021, we acquired two facilities, previously subject to the Guardian mortgage loan, in consideration for a reduction of $8.7 million in the mortgage principal and added the facilities to the master lease agreement. During the fourth quarter of 2021, we concluded that the $112.5 million first mortgage loan was impaired. We recorded a provision for credit loss of $38.2 million during the fourth quarter of 2021 to reduce the carrying value of this loan to the fair value of the underlying collateral. See Note 9 – Allowance for Credit Losses to our Consolidated Financial Statements.
●	In addition to the Gulf Coast and Guardian straight-line receivable write-offs in 2021 discussed above, during the year ended December 31, 2021, we wrote off straight-line rent receivable balances of $5.9 million through rental income primarily due to placing four other operators (one operator in the first quarter, two operators in the third quarter and one operator in the fourth quarter) on a cash basis of revenue recognition. We determined that collection of substantially all contractual lease payments with these operators was no longer probable.
●	In January and February 2022, an operator, representing 3.4% of total revenue (excluded the impact of write-offs) for the year ended December 31, 2021, did not pay its contractual amounts due under its lease agreement. The operator asked for a short-term rent deferral and negotiations with the operator are on-going. Omega holds a $1.0 million letter of credit from this operator. The operator remains current on its loan obligations, which are secured by a first lien on the accounts receivable of the operator, as discussed further in Note 8 – Other Investments to our Consolidated Financial Statements.

Dividends

●	On January 27, 2022, the Board of Directors declared a cash dividend for the quarter ended December 31, 2021 of $0.67 per share.

Results of Operations

The following is our discussion of the consolidated results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.  For a discussion of our results of operation for the year ended December 31, 2020 as compared to the year ended December 31, 2019, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

Revenues

Our revenues for the year ended December 31, 2021 totaled $1.1 billion, an increase of $170.4 million over the same period in 2020.  Following is a description of certain of the changes in revenues for the year ended December 31, 2021 compared to 2020:

●	Rental income was $923.7 million, an increase of $170.3 million over the same period in 2020. The increase was primarily the result of (i) $109.3 million increase due to a net reduction in straight-line rent receivable and lease inducement write-offs in 2021 following significant write-offs associated with Agemo and Genesis in the third quarter of 2020 as a result of placing these operators on a cash basis for revenue recognition, (ii) a $101.4 million increase related to facility acquisitions made in 2021 (primarily the 24 facilities acquired from Healthpeak in the first quarter), the completion of the construction of certain facilities that were placed in service in 2021 (primarily related to developmental projects with Maplewood), and incremental revenue as a result of transitioning facilities previously associated with Daybreak to other operators, (iii) a $7.7 million increase related to Gulf Coast as a result of accelerating rent due to a default under its master lease agreement and (iv) a $5.5 million one-time rent payment from a cash basis operator for past due contractual amounts owed under its lease agreement partially offset by a (a) $49.5 million decrease in rental income resulting from not recording straight-line rent for operators placed on a cash basis for revenue recognition in 2020 and 2021 and resulting from facility sales and (b) $4.7 million decrease related to the acceleration of the amortization of in-place lease intangibles resulting from facility transitions and lease terminations.
●	Mortgage interest income totaled $91.7 million, an increase of $2.2 million over the same period in 2020. The increase was primarily due to new and refinanced mortgages and additional funding to existing operators made throughout 2020 and 2021, offset by principal payments. As noted above, in 2021, we funded $86.7 million for new or existing mortgages loans.

Expenses

Our expenses for the year ended December 31, 2021, totaled $777.0 million, an increase of approximately $42.0 million over the same period in 2020. Following is a description of certain of the changes in our expenses for the year ended December 31, 2021 compared to 2020:

●	Our depreciation and amortization expense was $342.0 million for the year ended December 31, 2021, compared to $329.9 million for the same period in 2020. The increase primarily relates to the timing of facility acquisitions and capital expenditures, partially offset by a reduction in depreciation expense related to facility sales and facilities reclassified to assets held for sale.
●	Our general and administrative (“G&A”) expense was $64.6 million, compared to $59.9 million for the same period in 2020. The increase primarily related to (i) a $2.6 million increase in stock-based compensation expense (see Note 19 – Stock-Based Compensation to the Consolidated Financial Statements for a full summary of stock-compensation movements over the last three years) and (ii) a $1.6 million increase in professional service costs related to the Gulf Coast bankruptcy and related matters.

●Our impairment on real estate properties was $44.7 million, compared to $72.5 million for the same period in 2020. The 2021 impairments primarily related to 14 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value. The 2020 impairments primarily related to 25 facilities to reduce their net book value to their estimated fair value less costs to sell or fair value. The 2021 and 2020 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.
●Our recovery on direct financing leases was approximately $0.7 million, compared to $3.1 million for the same period in 2020. Our recovery on direct financing leases primarily relates to the Orianna Health Systems bankruptcy and proceeds received from the Trust (See Note 6 – Leases to the Consolidated Financial Statements for further information regarding Orianna Health Systems).
●Our $39.7 million increase in provision for credit losses primarily relates to increase in the amount of specific reserves recorded against loans in 2021 compared to 2020. In 2021, we recorded provisions of $16.7 million (in the third quarter) related to Agemo’s loans, $20.0 million (in the fourth quarter) related to the Gulf Coast DIP facility, and $38.2 million (in the fourth quarter) related to Guardian’s mortgage loan.  In 2020, we recorded provisions of $22.7 million against Agemo’s loans.
●	Our interest expense was $234.6 million, compared to $223.4 million for the same period in 2020. The increase primarily related to (i) interest on the $700 million senior notes issued in the fourth quarter of 2020 and (ii) interest on the $700 million senior notes issued in the first quarter of 2021, partially offset by the retirement of our previous $425 million senior unsecured U.S. Dollar term loan facility and our previous $250 million senior unsecured term loan facility in the fourth quarter of 2020, the partial paydown of our previous $50 million senior unsecured term loan obtained in 2017 in the fourth quarter of 2020, the redemption of $350 million of the 4.375% Senior Notes due 2023 and the repayment of outstanding borrowings on the 2017 Revolving Credit Facility and the Sterling term loan in the first quarter of 2021 and lower average borrowings under the Revolving Credit Facility.

Other Income (Expenses)

For the year ended December 31, 2021, total other income was $130.3 million, an increase of approximately $125.4 million over the same period in 2020. The increase was primarily due to a $142.5 million increase in gain on assets sold – net resulting from the sale of 48 facilities and 43 facilities during 2021 and 2020, respectively, as we continue to exit certain facilities, operator relationships and/or states to improve the strength of our overall portfolio, offset by a $30.8 million loss on debt extinguishment primarily resulting from fees, premiums, and expenses related to the redemption of $350 million of the 4.375% Senior Notes due 2023 during the first quarter of 2021.

Income Tax Expense

As a REIT, we generally are not subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. For tax year 2021, we made common dividend payments of $637.6 million to satisfy REIT requirements relating to qualifying income. We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes. As of December 31, 2021, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $10.6 million. The loss carry-forward is fully reserved as of December 31, 2021 with a valuation allowance due to uncertainties regarding realization.

Under current law, NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our NOL carry-forwards generated in our taxable years ended after December 31, 2017 may be carried forward indefinitely. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified the NOL carryback rules to permit the use of NOLs arising after December 31, 2017 and before January 1, 2021 to be carried back to recover taxes paid in prior tax periods. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs. We also do not expect that Omega or any Omega entity, including our TRSs, will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act.

For the year ended December 31, 2021, we recorded approximately $1.4 million of federal, state and local income tax provision and approximately $2.4 million of tax provision for foreign income taxes. These amounts do not include any gross receipts or franchise taxes payable to certain states and municipalities.

Income from Unconsolidated Joint Ventures

For the year ended December 31, 2021, income from unconsolidated joint ventures was $16.1 million, an increase of approximately $9.9 million over the same period in 2020. The increase was primarily due to one of the joint ventures realizing a $14.9 million gain on sale of real estate investments during 2021.

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

The following table presents our Nareit FFO results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net income (1)(2)	$428,302	$163,545
Deduct gain from real estate dispositions	(161,609)	(19,113)
Deduct gain from real estate dispositions - unconsolidated joint ventures	(14,880)	(5,894)
	251,813	138,538
Elimination of non-cash items included in net income:
Depreciation and amortization	342,014	329,924
Depreciation – unconsolidated joint ventures	12,285	14,000
Add back impairments on real estate properties	44,658	72,494
Add back impairments on real estate properties - unconsolidated joint ventures	4,430	—
Add back unrealized loss on warrants	43	988
Nareit FFO	$655,243	$555,944
(1)	The year ended December 31, 2021 includes the application of $11.8 million of Agemo and Gulf Coast security deposits (letter of credit and cash deposits) in revenue.
(2)	The year ended December 31, 2021 includes $21.3 million of revenue related to Gulf Coast recognized based on our ability to offset uncollected rent against the interest and principal of certain debt obligations of Omega.

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest receipts, existing availability under our Revolving Credit Facility, proceeds from our DRSPP and the 2021 ATM Program, facility sales, and proceeds from mortgage and other investment payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), mortgage and other investment loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At December 31, 2021, we had total assets of $9.6 billion, total equity of $4.1 billion and total net debt of $5.3 billion, with such debt representing approximately 56.4% of total capitalization.

Debt

At December 31, 2021, the weighted-average annual interest rate of our debt was 4.13%. Additionally, as of December 31, 2021, 100% of our debt with outstanding principal balances has fixed interest payments (when considering the impact of cash flow hedges). As of December 31, 2021, Omega’s debt obligations consisted of the following:

●	A $1.45 billion Revolving Credit Facility that bears interest at LIBOR (or in the case of loans denominated in GBP, the Sterling overnight index average reference rate plus an adjustment of 0.1193% per annum) plus an applicable percentage (with a range of 95 to 185 basis points) based on our credit ratings. The Revolving Credit Facility matures on April 30, 2025, subject to Omega’s option to extend such maturity date for two six-month periods. As of December 31, 2021, Omega had no borrowings on the Revolving Credit Facility.
●	A $50.0 million OP Term Loan that bears interest at LIBOR plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. The interest on the OP Term Loan is effectively fixed at 3.29%, as we have interest rate swaps that effectively hedge the interest payments on this loan. The OP Term Loan matures on April 30, 2025, subject to Omega OP’s option to extend such maturity date for two six-month periods.
●	$4.9 billion of senior unsecured notes with staggered maturity dates in 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2031 and 2033. These notes bear fixed interest rates between 3.25% and 5.25% per annum.
●	$362.1 million of secured borrowings consisting of HUD Mortgages and a term loan. We had $359.8 million of outstanding HUD Mortgages as of December 31, 2021, with weighted average interest rates of 3.01% per annum that mature from 2046 to 2052.

As of December 31, 2021, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to LIBOR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s and S&P Global may have a negative impact on the interest rates and fees for our Revolving Credit Facility.

Our credit facilities that reference LIBOR contain customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2021 and 2020, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Equity

At December 31, 2021, we had 239.1 million shares of common stock outstanding and our shares had a market value of $7.1 billion. As of December 31, 2021, we had the following equity programs in place that we can utilize to raise capital:

●	The 2021 ATM Program under which shares of common stock having an aggregate gross sales price of up to $1.0 billion may be sold from time to time. The 2021 ATM Program has a forward sale provision that generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the 2021 ATM Program during 2021. We have $929.9 million of sales remaining under the 2021 ATM Program as of December 31, 2021.
●	We have a DRSPP that allows for the reinvestment of dividends and the optional purchase of our common stock.

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

In 2021, we paid dividends of $637.6 million to our common stockholders.

The Board has declared common stock dividends as set forth below:

		Dividend per
Record Date	Payment Date	Common Share
February 8, 2021	February 16, 2021	$0.67
May 3, 2021	May 17, 2021	0.67
August 2, 2021	August 13, 2021	0.67
November 5, 2021	November 15, 2021	0.67
February 7, 2022	February 15, 2022	0.67

Material Cash Requirements

The following table shows our material cash requirements, described below, as of December 31, 2021:

	Payments due by period
		Less than			More than
	Total	1 year	Years 2-3	Years 4-5	5 years

	(in thousands)
Debt(1)	$5,312,081	$9,945	$766,048	$1,067,041	$3,469,047
Interest payments on long-term debt	1,416,255	203,029	395,235	320,497	497,494
Operating lease and other obligations(2)	41,236	1,998	4,132	3,883	31,223
Total	$6,769,572	$214,972	$1,165,415	$1,391,421	$3,997,764
(1)	The $5.3 billion of debt outstanding includes: (i) $50 million under the OP Term Loan due April 2025, (ii) $350 million of 4.375% Senior Notes due August 2023, (iii) $400 million of 4.95% Senior Notes due April 2024, (iv) $400 million of 4.50% Senior Notes due January 2025, (v) $600 million of 5.25% Senior Notes due January 2026, (vi) $700 million of 4.5% Senior Notes due April 2027, (vii) $550 million of 4.75% Senior Notes due January 2028, (viii) $500 million of 3.625% Senior Notes due October 2029, (ix) $700 million of 3.375% Senior Notes due February 2031, (x) $700 million of 3.25% Senior Notes due April 2033, (xi) $2.3 million of 3.75% per annum debt held at a consolidated joint venture due February 2022 and (xii) $360 million of HUD debt at a 3.01% weighted average interest rate due between 2046 and 2052. Other than the $50 million outstanding under the OP Term Loan, the $360 million of HUD debt and the $2.3 million of debt held at a consolidated joint venture, Parent is the obligor of all outstanding debt.
(2)	In connection with the adoption of Topic 842, we recognized lease liabilities in connection with ground and/or facility leases. Certain operators pay these obligations directly to the landlord. We recognize rental income for ground and/or facility leases where the operator reimburses us, or pays the obligation directly to the landlord on our behalf.

In addition to the obligations in the table above, as of December 31, 2021, we also had $244.7 million of commitments to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. Additionally, we have commitments to fund $50.1 million of advancements under existing other investment loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

Other Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 11 to the Consolidated Financial Statements. Our risk of loss is generally limited to our investment in the joint venture and any outstanding loans receivable. We use derivative instruments to hedge interest rate and foreign currency exchange rate exposure as discussed in Note 15 to the Consolidated Financial Statements.

Cash Flow Summary

The following is our discussion of our consolidated cash flows for the year ended December 31, 2021 as compared to the year ended December 31, 2020.  For a discussion of our consolidated cash flows for the year ended December 31, 2020 as compared to the year ended December 31, 2019, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K.

Cash, cash equivalents and restricted cash totaled $24.4 million as of December 31, 2021, a decrease of $143.1 million as compared to the balance at December 31, 2020. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $722.1 million of net cash flow for the year ended December 31, 2021, as compared to $708.3 million for the same period in 2020, an increase of $13.9 million, which is primarily driven by an increase of $77.8 million of net income, adjusted for non-cash items, due to revenue growth as a result of facility acquisitions and transitions, investments in mortgages and other investments. This increase was partially offset by a $63.9 million change in the net movements of the operating assets and liabilities, primarily driven by the change in receivables driven by operator collectibility issues with Agemo, Guardian and Gulf Coast.

Investing Activities – Net cash flow from investing activities was an outflow of $524.2 million for the year ended December 31, 2021, as compared to an outflow of $89.1 million for the same period in 2020. The $435.1 million change in cash used by investing activities related primarily to (i) a $510.2 million increase in real estate acquisitions, primarily related to the acquisition of 24 senior living facilities from Healthpeak in the first quarter of 2021, (ii) $8.0 million increase in investments in unconsolidated joint ventures primarily related to Second Spring II LLC, a new joint venture investment in 2021, (iii) a $33.8 million increase in capital improvements to real estate investments and construction in progress (including $68.0 million related to the purchase of a real estate property located in Washington, D.C. that Omega, in conjunction with Maplewood, plans to redevelop), (iv) a $35.6 million increase in other investments, net of repayments driven by lower repayments in 2021 and (v) a $14.7 million decrease in proceeds from sale of direct financing lease assets and related trust related to Orianna. Offsetting these changes were: (i) a $11.1 million decrease in mortgage placements, net of repayments which is primarily driven by higher repayments in 2021, (ii) $137.7 million increase in proceeds from the sales of real estate investments driven by an attractive real estate market in which Omega elected to sell non-strategic assets, (iii) a $5.1 million decrease in business acquisitions and (iv) a $5.1 million increase in receipts from insurance proceeds.

Financing Activities – Net cash flow from financing activities was an outflow of $341.1 million for the year ended December 31, 2021, as compared to an outflow of $485.5 million for the same period in 2020. The $144.4 million change in cash used in financing activities was primarily related to (i) a $82.8 million change in other long-term borrowings – net which is the result of greater additional long-term borrowings in 2021 (including the issuance of $700 million 3.25% Senior Notes due in 2033) as compared to 2020, partially offset by other long-term debt repayments in 2021 (including pay downs of $350 million on the 4.375% Senior Notes due in 2023, $138.4 million related to the Sterling term loan and $102.5 million on the 2017 Revolving Credit Facility), and (ii) a $122.2 million increase in cash proceeds from the issuance of common stock in 2021, as compared to the same period in 2020 primarily driven by $126.7 million of proceeds from the DRSPP in 2021, offset by (a) a $25.3 million increase in dividends paid primarily resulting from additional share issuances throughout 2020 and 2021 and (b) a $30.8 million increase in payment of financing related costs related to the redemption of $350 million of the 4.375% Senior Notes due 2023 and entering new debt facilities in 2021 such as the Revolving Credit Facility, the OP Term Loan and the 3.25% Senior Notes due 2033.

Supplemental Guarantor Information

Parent has issued approximately $4.9 billion aggregate principal of senior notes outstanding at December 31, 2021 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of December 31, 2021, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements. These policies were followed in preparing the Consolidated Financial Statements for all periods presented. Actual results could differ from those estimates.

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
Revenue Recognition

Rental income from our operating leases is generally recognized on a straight-line basis over the lease term when we have determined that the collectibility of substantially all of the lease payments are probable. If we determine that it is not probable that substantially all of the lease payments will be collected, we account for the revenue under the lease on a cash basis.

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

As of December 31, 2021 and 2020, we had outstanding straight-line rent receivables of $148.5 million and $139.0 million, respectively, and lease inducements of $93.8 million and $83.4 million, respectively. During 2021, we wrote-off approximately $37.3 million of contractual receivables, straight-line rent receivables and lease inducements to rental income primarily as a result of placing six operators on a cash-basis. During 2020, we wrote-off approximately $143.0 million of contractual receivables, straight-line rent receivables and lease inducements to rental income as a result of placing four operators on a cash-basis. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection, potentially resulting in increased volatility of rental income.

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

During 2021, we recorded impairments on real estate properties of approximately $44.7 million on 14 facilities. During 2020, we recorded impairments on real estate properties of approximately $76.0 million on 25 facilities.

Nature of Critical Accounting Estimate	Assumptions/Approach Used
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

During 2021 and 2020, we acquired real estate assets of approximately $604.0 million and $104.4 million, respectively.

Allowance for Credit Losses on Mortgages, Other Investments and Direct Financing Leases

For purposes of determining our allowance for credit loss, we pool financial assets that have similar risk characteristics. We aggregate our financial assets by financial instrument type and by internal risk rating. Our internal ratings range between 1 and 7. An internal rating of 1 reflects the lowest likelihood of loss and a 7 reflects the highest likelihood of loss.

We have a limited history of incurred losses and consequently have elected to employ external data to perform our expected credit loss calculation. We utilize a probability of default (“PD”) and loss given default (“LGD”) methodology.

Periodically, the Company may identify an individual loan for impairment. When we identify a loan impairment, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral. We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral.

We assess our internal credit ratings on a quarterly basis. Our internal credit ratings consider several factors including the collateral and/or security, the performance of borrowers underlying facilities, if applicable, available credit support (e.g., guarantees), borrowings with third parties, and other ancillary business ventures and real estate operations of the borrower.

Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration (“FHA”) along with Standards & Poor’s one-year global corporate default rates. Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the U.S. Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset. During 2021 and 2020, we recorded a provision for credit losses of approximately $77.7 million and $38.0 million. As of December 31, 2021 and 2020, we had a total allowance for credit loss of $144.5 million and $67.8 million, respectively. A 10% increase or decrease in the quarterly FHA default rates as of December 31, 2021 would result in a $1.0 million increase or decrease in the provision for credit losses. If the weighted average yield to maturity on our portfolio increases or decreases by 1% or 10%, this will result in an additional provision or recover for credit losses of $0.8 million or $3.4 million, respectively. If the weighted average yield to maturity on our portfolio decreases by 1% or 10%, this will result in a recovery of credit losses of $0.8 million or $3.3 million, respectively.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We also use financial derivative instruments to hedge our interest rate exposure as well as our foreign currency exchange rate exposure. We do not enter into our market risk sensitive financial instruments and related derivative positions (if any) for trading or speculative purposes. The following disclosures discuss potential fluctuations in interest rates and foreign currency exchange rates and are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. Readers are cautioned that many of the statements contained in these paragraphs are forward-looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements” set forth above. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. During the year ended December 31, 2021, we incurred interest expense of $1.1 million related to variable rate borrowings outstanding under our Revolving Credit Facility. Assuming no changes in outstanding balances, a 1% increase in interest rates would not have significantly impacted the annual interest expense on our Revolving Credit Facility. Our OP Term Loan bears interest at a variable interest rate, but the entire outstanding principal of $50.0 million was hedged by two notional interest rate swaps at December 31, 2021 that effectively fix the variable portion of the interest rate at 1.84%. Assuming no changes in outstanding balances, a 1% increase in interest rates would have no effect on annual interest expense because of the interest rate swaps.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at December 31, 2021 was approximately $5.6 billion. A one percent increase in interest rates would result in a decrease in the fair value of long-term fixed-rate borrowings by approximately $319.8 million at December 31, 2021.

At December 31, 2021, we have $400 million of forward interest rate swaps outstanding that are recorded at fair value in other assets on our Consolidated Balance Sheets. The forward-starting swaps hedge the interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the year ended December 31, 2021, if the applicable exchange rate was to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable by $1.0 million.

To hedge a portion of our net investments in the U.K., at December 31, 2021, we have four foreign currency forward contracts with notional amounts totaling £174.0 million, which mature on March 8, 2024.

Item 8 – Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. There have been no retrospective changes to our Consolidated Statements of Operations for any of the quarters within the two most recent fiscal years that are individually or in the aggregate material.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2021, management evaluated the effectiveness of the design and operation of disclosure controls and procedures of the Company as of December 31, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company were effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

In connection with the preparation of this Form 10-K, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on management’s assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm’s attestation reports regarding the Company’s internal control over financial reporting is included in the 2021 financial statements under the caption entitled Report of Independent Registered Public Accounting Firm and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 identified in connection with the evaluation of their disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B – Other Information

On February 2, 2022, we issued an earnings release reporting our financial and operating results for the fourth quarter and full year ended December 31, 2021. A copy of the earnings release was furnished to the SEC as Exhibit 99.1 to our Current Report on Form 8-K on February 2, 2022. The earnings release inadvertently included an error in the table presenting the tax treatment of 2021 dividends paid to shareholders. Specifically, for all dividends paid in 2021 (on February 16th, May 17th, August 13th and November 15th) the correct percentage of dividends taxable as a return on capital was 4.3802% (rather than 21.4776% stated in the earnings release) and the correct percentage of dividends taxable as a capital gain was 21.4776% (rather than 4.3802% stated in the earnings release). This inadvertent error had no impact on our financial statements or operating results reported in the earnings release. Additionally, this information was correctly included in the 1099 forms provided to shareholders and on our website at www.omegahealthcare.com under the “Investor Relations” tab under “Dividend Taxation.” A corrected earnings release is posted on our website under the “Investors Relations” tab under “Press Releases”.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, except as set forth below.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2021:

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights (1)	warrants and rights (2)	reflected in column (a) (3)
Equity compensation plans approved by security holders	3,125,423	$—	3,321,935
Equity compensation plans not approved by security holders	—	—	—
Total	3,125,423	$—	3,321,935
(1)	Reflects (i) 272,752 time-based restricted stock units (“RSUs”) and profit interest units (“PIUs”), (ii) 2,222,048 shares related to performance-based RSUs (“PRSUs”) and performance-based PIUs that could be issued if certain performance conditions are achieved and (iii) 630,623 shares in respect of outstanding deferred stock units.
(2)	No exercise price is payable with respect to the RSUs and PRSUs.
(3)	Reflects (i) 2,838,290 shares of common stock under our 2018 Stock Incentive Plan and (ii) 483,645 shares of common stock under the Omega Healthcare Investors, Inc. Employee Stock Purchase Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 16 – Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Omega Healthcare Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc.  (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Collectibility of future lease payments
Description of the Matter

The Company recognized rental income of $924 million during 2021. As described in Note 2 to the consolidated financial statements, the timing and pattern of rental income recognition for operating leases is affected by the Company’s determination as to whether the collectibility of lease payments is probable.

Auditing the Company's accounting for rental income is complex due to the judgment involved in the Company’s determination of the collectibility of future lease payments from its operators. The determination involves consideration of the lessee’s payment history and recent payment trends, an assessment of the financial strength of the lessees and guarantors, where applicable, future contractual rents, historical and projected operating results of the lessees in such properties, and the timing of expected payments.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the recognition of rental income, including controls over management’s assessment of the collectibility of future lease payments. For example, we tested controls over management’s consideration of the factors used in assessing collectibility and controls over the completeness and accuracy of the data used in management’s analyses.

To test the rental income recognized, we performed audit procedures that included, among others, evaluating the collectibility of lease payments. For example, we assessed the operators’ historical operating results in the properties, the financial condition of the operators and payment trends for a sample of operators. We also considered whether other information obtained throughout the course of our audit procedures corroborated or contradicted management’s analysis. In addition, we tested the completeness and accuracy of the data that was used in management’s analyses.

Accounting for acquisitions
Description of the Matter

As described in Note 2 to the financial statements, the Company invested $662.6 million in asset acquisitions, including the acquisition of the Healthpeak Properties, Inc. portfolio for $511.3 million.

Auditing the Company's accounting for its acquisitions was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the acquired assets and liabilities, including the acquired properties and assumed lease. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the underlying significant assumptions utilized in the measurement of the fair value of the acquired properties and lease. The Company used discounted cash flow analyses, market comparable data, and replacement cost data, to estimate the fair value of the acquired properties and assumed lease. The significant assumptions used to estimate the fair value of the acquired properties and assumed lease included lease coverage ratios, lease yields, market rents, land values per acre, discount rates, and replacement costs of furniture, fixtures, and equipment. Certain of these significant assumptions include consideration of future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions. For example, we tested controls over the measurement of the acquired properties and assumed leases, including management’s review of the appropriateness of the valuation methodology and assumptions used in the valuation models.

To test the estimated fair value of the acquired properties and assumed lease, we involved our valuation specialists and performed procedures including, among others, evaluating the Company’s valuation methodology and testing the significant assumptions. For example, we compared the significant assumptions used to independent third-party data and the Company’s recent lease and acquisition transactions. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates including through comparison to the related lease agreements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Baltimore, Maryland

February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Omega Healthcare Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 17, 2022

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2021	2020

ASSETS
Real estate assets
Buildings and improvements	$7,448,126	$7,269,596
Land	916,328	883,765
Furniture and equipment	511,271	518,664
Construction in progress	74,062	30,129
Total real estate assets	8,949,787	8,702,154
Less accumulated depreciation	(2,160,696)	(1,996,914)
Real estate assets – net	6,789,091	6,705,240
Investments in direct financing leases – net	10,873	10,764
Mortgage notes receivable – net	835,086	885,313
	7,635,050	7,601,317
Other investments – net	469,884	467,442
Investments in unconsolidated joint ventures	194,687	200,638
Assets held for sale	261,151	81,452
Total investments	8,560,772	8,350,849

Cash and cash equivalents	20,534	163,535
Restricted cash	3,877	4,023
Contractual receivables – net	11,259	10,408
Other receivables and lease inducements	251,815	234,666
Goodwill	651,417	651,737
Other assets	138,804	82,231
Total assets	$9,638,478	$9,497,449

LIABILITIES AND EQUITY
Revolving credit facility	$—	$101,158
Secured borrowings	362,081	369,524
Senior notes and other unsecured borrowings – net	4,891,455	4,698,570
Accrued expenses and other liabilities	268,516	280,824
Deferred income taxes	8,200	10,766
Total liabilities	5,530,252	5,460,842

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding - none	—	—
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 239,061 shares as of December 31, 2021 and 231,199 shares as of December 31, 2020	23,906	23,119
Additional paid-in capital	6,427,566	6,152,887
Cumulative net earnings	3,011,474	2,594,735
Cumulative dividends paid	(5,553,908)	(4,916,097)
Accumulated other comprehensive loss	(2,200)	(12,768)
Total stockholders’ equity	3,906,838	3,841,876
Noncontrolling interest	201,388	194,731
Total equity	4,108,226	4,036,607
Total liabilities and equity	$9,638,478	$9,497,449

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Rental income	$923,677	$753,427	$804,076
Income from direct financing leases	1,029	1,033	1,036
Mortgage interest income	91,661	89,422	76,542
Other investment income	44,721	44,864	43,400
Miscellaneous income	1,721	3,635	3,776
Total revenues	1,062,809	892,381	928,830

Expenses
Depreciation and amortization	342,014	329,924	301,683
General and administrative	64,628	59,889	57,869
Real estate taxes	12,260	12,316	14,933
Acquisition, merger and transition related costs	1,814	2,018	5,115
Impairment on real estate properties	44,658	72,494	45,264
(Recovery) impairment on direct financing leases	(717)	(3,079)	7,917
Provision for credit losses	77,733	37,997	—
Interest expense	234,604	223,389	208,715
Total expenses	776,994	734,948	641,496

Other income (expense)
Other (expense) income – net	(581)	(879)	814
Loss on debt extinguishment	(30,763)	(13,340)	—
Gain on assets sold – net	161,609	19,113	55,696
Total other income	130,265	4,894	56,510

Income before income tax expense and income from unconsolidated joint ventures	416,080	162,327	343,844
Income tax expense	(3,840)	(4,925)	(2,844)
Income from unconsolidated joint ventures	16,062	6,143	10,947
Net income	428,302	163,545	351,947
Net income attributable to noncontrolling interest	(11,563)	(4,218)	(10,824)
Net income available to common stockholders	$416,739	$159,327	$341,123

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$1.76	$0.70	$1.60
Diluted:
Net income	$1.75	$0.70	$1.58

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$428,302	$163,545	$351,947
Other comprehensive income (loss):
Foreign currency translation	(1,842)	7,762	8,114
Cash flow hedges	12,689	20,087	(6,363)
Total other comprehensive income	10,847	27,849	1,751
Comprehensive income	439,149	191,394	353,698
Comprehensive income attributable to noncontrolling interest	(11,842)	(4,977)	(10,781)
Comprehensive income attributable to common stockholders	$427,307	$186,417	$342,917

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid‑in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Loss (Income)	Equity	Interest	Equity
Balance at December 31, 2018	$20,235	$5,074,544	$2,130,511	$(3,739,197)	$(41,652)	$3,444,441	$320,043	$3,764,484
Cumulative effect of accounting change (see Note 2)	—	—	(8,198)	—	—	(8,198)	(292)	(8,490)
Stock related compensation	—	15,093	—	—	—	15,093	—	15,093
Issuance of common stock	2,132	795,092	—	—	—	797,224	—	797,224
Common dividends declared ($2.65 per share)	—	—	—	(564,349)	—	(564,349)	—	(564,349)
Vesting/exercising of OP units	—	(6,648)	—	—	—	(6,648)	6,648	—
Conversion and redemption of Omega OP Units to common stock	296	114,652	—	—	—	114,948	(114,948)	—
Omega OP Units distributions	—	—	—	—	—	—	(21,294)	(21,294)
Noncontrolling interest - consolidated joint venture	—	—	—	—	—	—	228	228
Other comprehensive income (loss)	—	—	—	—	1,794	1,794	(43)	1,751
Net income	—	—	341,123	—	—	341,123	10,824	351,947
Balance at December 31, 2019	22,663	5,992,733	2,463,436	(4,303,546)	(39,858)	4,135,428	201,166	4,336,594
Cumulative effect of accounting change (see Note 2)	—	—	(28,028)	—	—	(28,028)	(757)	(28,785)
Balance at January 1, 2020	22,663	5,992,733	2,435,408	(4,303,546)	(39,858)	4,107,400	200,409	4,307,809
Stock related compensation	—	19,064	—	—	—	19,064	—	19,064
Issuance of common stock	452	151,409	—	—	—	151,861	—	151,861
Common dividends declared ($2.68 per share)	—	—	—	(612,551)	—	(612,551)	—	(612,551)
Vesting/exercising of OP units	—	(11,551)	—	—	—	(11,551)	11,551	—
Conversion and redemption of Omega OP Units to common stock	4	1,232	—	—	—	1,236	(1,236)	—
Omega OP Units distributions	—	—	—	—	—	—	(20,970)	(20,970)
Other comprehensive income	—	—	—	—	27,090	27,090	759	27,849
Net income	—	—	159,327	—	—	159,327	4,218	163,545
Balance at December 31, 2020	23,119	6,152,887	2,594,735	(4,916,097)	(12,768)	3,841,876	194,731	4,036,607
Stock related compensation	—	21,578	—	—	—	21,578	—	21,578
Issuance of common stock	783	273,228	—	—	—	274,011	—	274,011
Common dividends declared ($2.68 per share)	—	—	—	(637,811)	—	(637,811)	—	(637,811)
Vesting/exercising of OP units	—	(21,623)	—	—	—	(21,623)	21,623	—
Conversion and redemption of Omega OP Units to common stock	4	1,496	—	—	—	1,500	(1,579)	(79)
Omega OP Units distributions	—	—	—	—	—	—	(25,229)	(25,229)
Other comprehensive income	—	—	—	—	10,568	10,568	279	10,847
Net income	—	—	416,739	—	—	416,739	11,563	428,302
Balance at December 31, 2021	$23,906	$6,427,566	$3,011,474	$(5,553,908)	$(2,200)	$3,906,838	$201,388	$4,108,226

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$428,302	$163,545	$351,947
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,014	329,924	301,683
Impairment on real estate properties	44,658	75,972	48,939
(Recovery) impairment on direct financing leases	(717)	(3,079)	7,917
Provision for rental income	38,806	146,608	11,120
Provision for credit losses	77,733	37,997	—
Amortization of deferred financing costs and loss on debt extinguishment	43,051	11,608	9,564
Accretion of direct financing leases	55	30	13
Stock-based compensation expense	21,415	18,822	15,359
Gain on assets sold – net	(161,609)	(19,113)	(55,696)
Amortization of acquired in-place leases – net	(9,516)	(14,187)	(5,904)
Effective yield payable (receivable) on mortgage notes	1,526	(719)	(173)
Interest paid-in-kind	(7,496)	(7,718)	(7,160)
(Income) loss from unconsolidated joint ventures	(2,060)	(1,315)	22
Change in operating assets and liabilities – net:
Contractual receivables	(23,169)	5,709	(5,931)
Straight-line rent receivables	(52,206)	(28,968)	(46,580)
Lease inducements	(13,733)	(22,443)	(42,071)
Other operating assets and liabilities	(4,918)	15,583	(29,302)
Net cash provided by operating activities	722,136	708,256	553,747
Cash flows from investing activities
Acquisition of a business, net of cash acquired	—	(5,058)	(59,616)
Acquisition of real estate	(615,873)	(105,663)	(377,841)
Acquisition deposit - net	(5,730)	(2,500)	—
Net proceeds from sale of real estate investments	318,529	180,851	219,262
Investments in construction in progress	(95,064)	(75,111)	(139,678)
Proceeds from sale of direct financing lease and related trust	717	15,414	93,730
Placement of mortgage loans	(86,664)	(62,432)	(20,702)
Collection of mortgage principal	45,167	9,867	54,529
Investments in unconsolidated joint ventures	(10,484)	(2,471)	(103,963)
Distributions from unconsolidated joint ventures in excess of earnings	17,868	6,291	9,079
Capital improvements to real estate investments	(44,948)	(31,072)	(52,892)
Receipts from insurance proceeds	5,993	897	8,170
Investments in other investments	(164,793)	(167,936)	(100,312)
Proceeds from other investments	111,109	149,866	91,281
Net cash used in investing activities	(524,173)	(89,057)	(378,953)
Cash flows from financing activities
Proceeds from long-term borrowings	2,275,128	1,852,209	2,001,985
Payments of long-term borrowings	(2,178,311)	(1,838,155)	(2,081,322)
Payments of financing related costs	(48,989)	(18,183)	(4,787)
Net proceeds from issuance of common stock	274,011	151,861	515,358
Dividends paid	(637,648)	(612,310)	(564,127)
Noncontrolling members’ contributions to consolidated joint venture	—	—	228
Redemption of Omega OP Units	(79)	—	—
Distributions to Omega OP Unit Holders	(25,229)	(20,970)	(21,294)
Net cash used in financing activities	(341,117)	(485,548)	(153,959)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	7	527	874
(Decrease) increase in cash, cash equivalents and restricted cash	(143,147)	134,178	21,709
Cash, cash equivalents and restricted cash at beginning of period	167,558	33,380	11,671
Cash, cash equivalents and restricted cash at end of period	$24,411	$167,558	$33,380

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Omega Healthcare Investors, Inc. (“Parent”), is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega”, the “Company”, “we”, “our”, “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of our long-term “triple-net” leases and mortgage loans with healthcare operating companies and affiliates (collectively, our “operators”). In addition to our core investments, we selectively make loans to operators for working capital and capital expenditures. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of December 31, 2021, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Consolidation

Omega’s consolidated financial statements include the accounts of (i) Parent, (ii) Omega OP, (iii) all direct and indirect wholly-owned subsidiaries of Omega and (iv) other entities in which Omega or Omega OP has a majority voting interest and control. All intercompany transactions and balances have been eliminated in consolidation, and Omega’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We consolidate a VIE when we determine that we are its primary beneficiary. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity.  Factors considered in determining whether we are the primary beneficiary of an entity include: (i) our voting rights, if any; (ii) our involvement in day-to-day capital and operating decisions; (iii) our risk and reward sharing; (iv) the financial condition of the operator or joint venture and (iv) our representation on the VIE’s board of directors. We perform this analysis on an ongoing basis. As of December 31, 2021 and 2020 we did not have any VIEs that we consolidated.

Revenue Recognition

Rental Income

Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on the specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 2.0% and 3.0% (which is the most prevalent in our lease portfolio); (ii) an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index); or (iii) specific dollar increases over prior years. Rental income from operating leases is generally recognized on a straight-line basis over the lease term when we have determined that the collectibility of substantially all of the lease payments is probable.

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

Our leased real estate properties are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years. Some of our leases have options to extend, terminate or purchase the facilities, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including changes in an index until the specific events that trigger the variable payments have occurred.

Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Certain of our operating leases require the operators to reimburse us for property taxes and other expenditures that are not considered components of the lease and therefore no consideration is allocated to them as they do not result in the transfer of a good or service to the operators. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components. We apply Accounting Standards Codification (“ASC”) 842, Leases (“Topic 842”) to the combined component.

Certain operators are obligated to pay directly their obligations under their leases for real estate taxes, insurance and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for these obligations under their respective lease defaults on its lease or if it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation.

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

Direct Financing Lease Income

As of December 31, 2021, we have one lease for a facility that is classified as a direct financing lease. For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Costs related to originating direct financing leases are deferred and amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Risks and Uncertainties including COVID-19

The Company is subject to certain risks and uncertainties affecting the healthcare industry, including those stemming from the novel coronavirus (“COVID-19”) global pandemic, which has disproportionately impacted the senior care sector, as well as, those stemming from healthcare legislation and changing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the rising cost of healthcare services.

Real Estate Acquisitions

Upon acquisition of real estate properties, we evaluate the acquisition to determine if it is a business combination or an asset acquisition. Our real estate acquisitions are generally accounted for as asset acquisitions as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.

If the acquisition is determined to be an asset acquisition, the Company records the purchase price and other related costs incurred to the acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis. In addition, costs incurred for asset acquisitions including transaction costs, are capitalized.

If the acquisition is determined to be a business combination, we record the purchase of properties to net tangible and identified intangible assets acquired and liabilities assumed at fair value. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets.  Transaction costs are expensed as incurred as part of a business combination.

In making estimates of fair value for purposes of recording asset acquisitions and business combinations, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company determines the fair value of acquired assets and liabilities as follows:

●	Land is determined based on third-party appraisals which typically include market comparables.
●	Buildings and site improvements acquired are valued using a combination of discounted cash flow projections that assume certain future revenues and costs and consider capitalization and discount rates using current market conditions as well as the residual approach.
●	Furniture and fixtures are determined based on third-party appraisals which typically utilize a replacement cost approach.
●	Mortgages and other investments are valued using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.
●	Investments in joint ventures are valued based on the fair value of the joint ventures’ assets and liabilities. Differences, if any, between the Company’s basis and the joint venture’s basis are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings (losses) of the joint venture.
●	Intangible assets and liabilities acquired are valued using a combination of discounted cash flow projections as well as other valuation techniques based on current market conditions for the intangible asset or liability being acquired. When evaluating below market leases we consider extension options controlled by the lessee in our evaluation.
●	Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.
●	Assumed debt balances are valued by discounting the remaining contractual cash flows using a current market rate of interest.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

●	Noncontrolling interests are valued using a stock price on the acquisition date.

Real Estate Properties

Real estate properties are carried at initial recorded value less accumulated depreciation. The costs of significant improvements, renovations and replacements, including interest are capitalized. Our interest expense reflected in the Consolidated Statements of Operations has been reduced by the amounts capitalized. For the years ended December 31, 2021, 2020 and 2019, we capitalized $1.5 million, $10.0 million and $13.9 million, respectively, of interest to our projects under development. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Expenditures for maintenance and repairs are expensed as they are incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings, eight to 15 years for site improvements, and three to ten years for furniture and equipment. Leasehold interests are amortized over the shorter of the estimated useful life or term of the lease.

Management evaluates our real estate properties for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities. The estimated future undiscounted cash flows are generally based on the related lease which relates to one or more properties and may include cash flows from the eventual disposition of the asset. In some instances, there may be various potential outcomes for a real estate investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess the recoverability of the assets are probability-weighted based on management’s best estimates as of the date of evaluation. Impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. The fair value of the real estate investment is determined based on current market conditions and considers matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Additionally, our evaluation of fair value may consider valuing the property as a nursing home or other healthcare facility as well as alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment to our assets in a future period that could be material to our results of operations.

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

Real Estate Sales

We recognize gains related to the sale of real estate when we transfer control of the property and when it is probable that we will collect substantially all of the related consideration.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Lessee Accounting

Omega leases real estate (corporate headquarters and certain other facilities), office equipment and is party to certain ground leases on our owned facilities. We determine if an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at inception of the lease. Short-term leases, defined as leases with an initial term of 12 months or less that do not contain a purchase option, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2021 and 2020, all of the leases where we are the lessee were classified as operating leases.

We have leases that contain both lease and non-lease components and have elected, as an accounting policy, to not separate lease components and non-lease components. Operating and finance lease right of use ("ROU") assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our ROU assets and lease liabilities are included in other assets and accrued expenses and other liabilities, respectively, on our Consolidated Balance Sheets. The lease liability is calculated as the present value of the remaining minimum rental payments for existing leases using either the rate implicit in the lease or, if none exists, the Company's incremental borrowing rate, as the discount rate. Certain leases have options to extend, terminate or purchase the asset and have been considered in our analysis of the lease term and the measurement of the right-of-use assets and lease liabilities.

On a quarterly basis, we remeasure our lease liabilities at the present value of the future lease payments using the discount rate determined at lease commencement. Rental expense from operating leases is generally recognized on a straight-line basis over the lease term. Lease expense derived from our operating leases is recorded in general and administrative in our Consolidated Statements of Operations. We do not include in our measurement of our lease liability certain variable payments, including changes in an index until the specific events that trigger the variable payments have occurred.

We record on a straight-line basis rental income and ground lease expense for those assets we lease and are reimbursed by our operators and/or are paid for directly by our operators.

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

Allowance for Credit Losses

The allowance for credit losses reflects our current estimate of the potential credit losses on our mortgage notes, other investment loans, and our investment in direct financing leases and is recorded as a valuation account as a direct offset against these financial instruments on our Consolidated Balance Sheets. Expected credit losses inherent in non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to all of its mortgage notes and other investment loans because we write off uncollectible accrued interest receivable in a timely manner pursuant to our non-accrual policy, described below. Changes to the allowance for credit losses on loans resulting from quarterly evaluations are recorded through provision for credit losses on the Consolidated Statements of Operations.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We assess the creditworthiness of our borrowers on a quarterly basis. For purposes of determining our allowance for credit loss, we pool financial assets that have similar risk characteristics. We aggregate our financial assets by financial instrument type (i.e. mortgage, other investment, etc.) and by internal risk rating. Our internal credit ratings consider several factors including the collateral and/or security, the performance of borrowers underlying facilities, if applicable, available credit support (e.g., guarantees), borrowings with third parties, and other ancillary business ventures and real estate operations of the borrower. Our internal ratings range between 1 and 7. An internal rating of 1 reflects the lowest likelihood of loss and a 7 reflects the highest likelihood of loss. The characteristics associated with each risk rating is as follows:

●	Risk Rating 1 through 3 – Instruments with minimal to marginally acceptable risk.
●	Risk Rating 4 - Instruments with potential weaknesses identified (Special mention).
●	Risk Rating 5 - Instruments with well-defined weaknesses that may result in possible losses (Substandard).
●	Risk Rating 6 – Instruments that are unlikely to be repaid in full and will probably result in losses (Doubtful).
●	Risk Rating 7 – Instrument that will not be repaid in full and losses will occur (Loss).

We have a limited history of incurred losses and consequently have elected to employ external data to perform our expected credit loss calculation. We utilize a probability of default (“PD”) and loss given default (“LGD”) methodology. Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration along with Standards & Poor’s one-year global corporate default rates. Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the U.S. Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset.

Periodically, the Company may identify an individual loan for impairment. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreements. Our assessment of collectibility considers several factors, including, among other things, payment history, the financial strength of the borrower and any guarantors, historical operations and operating trends, current and future economic conditions, expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern) and the value of the underlying collateral of the agreement, if any. Consistent with this definition, all loans on non-accrual status may be deemed impaired. To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status. When we identify a loan impairment, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the underlying collateral. We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the sale of the collateral. Financial instruments are charged off against the allowance for credit losses when collectibility is determined to be permanently impaired.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

No impairment losses on our investments in unconsolidated joint ventures were recognized during the years ended December 31, 2021, 2020 and 2019.

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

Deposits

We obtain liquidity deposits and other deposits, security deposits and letters of credit from certain operators pursuant to our lease and mortgage agreements. These generally represent the rental and/or mortgage interest for periods ranging from three to six months with respect to certain of our investments or the required deposits in connection with our HUD borrowings. At December 31, 2021 and 2020, we held $3.9 million and $4.0 million, respectively, in liquidity and other deposits and $46.1 million and $43.2 million, respectively, in security deposits. We also had the ability to draw on $38.1 million and $52.5 million of letters of credit at December 31, 2021 and 2020, respectively.

The liquidity deposits and other deposits, security deposits and the letters of credit may be used in the event of lease and/or loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the U.S. Bankruptcy Code. Liquidity deposits and other deposits are recorded as restricted cash on our Consolidated Balance Sheets with the offset recorded as a liability in accrued expenses and other liabilities on our Consolidated Balance Sheets. Security deposits related to cash received from the operators are primarily recorded in cash and cash equivalents on our Consolidated Balance Sheets with a corresponding offset in accrued expenses and other liabilities on our Consolidated Balance Sheets. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross-default, provisions for cross-collateralization and by corporate or personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Goodwill Impairment

We test goodwill for potential impairment at least annually in the fourth quarter, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

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

Income Taxes

Omega and its wholly-owned subsidiaries were organized to qualify for taxation as a REIT under Section 856 through 860 of the Internal Revenue Code (“Code”). As long as we qualify as a REIT; we will not be subject to federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions. However, with respect to certain of our subsidiaries that have elected to be treated as taxable REIT subsidiaries (“TRSs”), we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations. Omega OP is a pass-through entity for United States federal income tax purposes.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred Financing Costs and Original Issuance Premium and/or Discounts for Debt Issuance

External costs incurred from the placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Deferred financing costs related to our revolving line of credit are included in other assets on our Consolidated Balance Sheets and deferred financing costs related to our other borrowings are included as a direct deduction from the carrying amount of the related liability on our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. All premiums and discounts are recorded as an addition to or reduction from debt on our Consolidated Balance Sheets. Amortization of deferred financing costs and original issuance premiums or discounts totaled $12.3 million, $10.1 million and $9.6 million in 2021, 2020 and 2019, respectively, and are recorded in interest expense on our Consolidated Statements of Operations. When financings are terminated, unamortized deferred financing costs and unamortized premiums or discounts, as well as charges incurred for the termination, are recognized as expense or income at the time the termination is made. Gains and losses from the extinguishment of debt are presented in loss on debt extinguishment on our Consolidated Statements of Operations.

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

Noncontrolling Interests and Redeemable Limited Partnership Unitholder Interests

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

The noncontrolling interest for Omega represents the outstanding Omega OP Units held by outside investors and interests in a consolidated real estate joint venture not fully owned by Omega. Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to Omega’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in Omega OP’s partnership agreement. As of December 31, 2021, Omega owns approximately 97% of the issued and outstanding Omega OP Units, and investors own approximately 3% of the outstanding Omega OP Units.

Foreign Operations

The U.S. dollar (“USD”) is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound (“GBP”). Total revenues from our consolidated U.K. operating subsidiaries were $38.1 million, $34.8 million and $33.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our consolidated U.K. operating subsidiaries held long-lived assets of $387.2 million and $395.2 million as of December 31, 2021 and 2020, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For our consolidated subsidiaries whose functional currency is not the USD, we translate their financial statements into the USD. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. Revenue and expense accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) (“AOCI”), as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interests, if applicable.

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

If it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues its cash flow hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative instrument. For net investment hedge accounting, upon sale or liquidation of our U.K. investment, the cumulative balance of the remeasurement value is reclassified to earnings.

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

Reclassification

Certain line items on our Consolidated Balance Sheets, Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows and have been reclassified to conform to the current period presentation.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Recently Adopted Accounting Pronouncements

ASU – 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments

On July 19, 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05. This guidance requires lessors to classify leases with variable lease payments, that do not depend on an index or rate, as an operating lease on the commencement date of the lease if specified criteria are met. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. We early adopted this guidance prospectively effective July 1, 2021. The adoption of the guidance did not have an impact on our consolidated financial statements.

ASU – 2020-04, Financial Instruments – Reference Rate Reform (Topic 848)

On March 12, 2020, the FASB issued ASU 2020-04, which contains optional practical expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). The guidance may be elected over time until December 31, 2022, as reference rate reform activities occur. The Company has several derivative instruments (See Note 15 – Derivatives and Hedging), a $1.45 billion senior unsecured multicurrency revolving credit facility, and a $50 million senior unsecured term loan facility (See Note 14 – Borrowing Arrangements) that reference LIBOR. We also have a $25.0 million senior secured DIP facility loan with an operator that references LIBOR (See Note 8 – Other Investments), but it matures in 2022 prior to LIBOR being discontinued. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Our credit facilities that reference LIBOR contain customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate. The Company is evaluating: (i) how the transition away from LIBOR will impact the Company, (ii) whether the any additional optional expedients provided by the standards will be adopted, and (iii) the impact that adopting ASU 2020-04 will have on our consolidated financial statements.

ASU – 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, which changed the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for credit losses. The new approach requires the calculation of expected lifetime credit losses and is applied to financial assets measured at amortized cost, including loans, as well as certain off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit loss on the loans is a valuation amount that is deducted from the amortized cost basis of the loans not held at fair value to present the net amount expected to be collected over the contractual term of the loans.

ASU 2016-13 specifically excludes from its scope receivables arising from operating leases accounted for under Topic 842. We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach and we recorded an initial $28.8 million allowance for expected credit losses with a corresponding adjustment to equity. Included below is a summary of impact of the adoption on our Consolidated Balance Sheets.

	Pre-adoption balance as of	Impact of adopting	Post-adoption balance as of
Financial Statement Line Item	December 31, 2019	Topic 326	January 1, 2020
	(in thousands)
Mortgage notes receivable - net	$773,563	$(21,386)	$752,177
Investment in direct financing leases - net	11,488	(611)	10,877
Other investments - net	419,228	(6,688)	412,540
Off-balance sheet commitments	20,777	(100)	20,677
Total	$1,225,056	$(28,785)	$1,196,271

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

ASU – 2016-02, Leases (Topic 842)

On January 1, 2019, we adopted ASC 842, Leases (“Topic 842”) using the modified retrospective method. Topic 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). At the inception of a lease and over its term, we evaluate each lease to determine the proper lease classification. Certain of these leases provide our operators or us the contractual right to use and economically benefit from all of the physical space specified in the lease, therefore we have determined that they should be evaluated as lease arrangements.

Upon adoption of Topic 842, we applied the package of practical expedients that allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method, which allowed us to initially apply Topic 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of equity in the period of adoption. During the year ended December 31, 2019, we made an adjustment of approximately $8.5 million to the equity balance to reflect our assessment of the collectibility of certain operator’s future contractual lease payments based on the facts and circumstances that existed as of January 1, 2019. In addition, we recorded total initial non-cash ROU assets and lease liabilities of approximately $11.1 million.

NOTE 3 – REAL ESTATE ACQUISITIONS

2021 Acquisitions and Other

The following table summarizes the significant asset acquisitions that occurred in 2021:

	Number of				Total Real Estate	Initial
	Facilities				Assets Acquired(1)	Annual
Period	SNF	ALF	Specialty	Country/State	(in millions)	Cash Yield(2)
Q1	—	17	7	AZ, CA, FL, IL, NJ, OR, PA, TN, TX, VA, WA	$511.3	8.43%
Q1	6	—	—	FL	83.1	9.25%
Q3	—	2	—	U.K.	9.6	7.89%
Total	6	19	7		$604.0
(1)	Excludes $10.6 million of land acquisitions, $58.6 million of non-cash acquisitions of facilities previously subject to mortgage loans with Omega in which principal amounts under the loan agreements were reduced or settled in exchange for title to the facilities (See Note 7 – Mortgage Notes Receivable), and $1.2 million of transaction costs incurred related to the non-cash acquisitions.
(2)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.

On January 20, 2021, we acquired 24 senior living facilities from Healthpeak Properties, Inc. for $511.3 million. The acquisition involved the assumption of an in-place master lease with Brookdale Senior Living Inc. We recognized approximately $45.0 million of rental income for the year ended December 31, 2021 under this master lease, which includes 24 facilities representing 2,552 operating units.

Construction in progress investments

During the third quarter of 2021, we purchased a real estate property located in Washington, D.C. (not reflected in the table above) for approximately $68.0 million and plan to redevelop the property into a 174 bed ALF. Concurrent with the acquisition, we entered into a single facility lease for this property with Maplewood Senior Living (along with affiliates, “Maplewood”) through August 31, 2045. For accounting purposes, the lease will commence upon the substantial completion of construction of the ALF, which is currently expected to be in the first quarter of 2025. The lease provides for the accrual of financing costs at a rate of 5% per annum during the construction phase. The lease provides for an annual cash yield of 6% in the first year following the completion of construction, increasing to 7% in year two and 8% in year three with 2.5% annual escalators thereafter. We are committed to a maximum funding of $177.7 million for the redevelopment of the real estate property, subject to ordinary development related cost changes (see Note 20 - Commitments and Contingencies).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2020 Acquisitions

The following table summarizes the significant asset acquisitions that occurred in 2020:

	Number of			Total Real Estate	Initial
	Facilities			Assets Acquired	Annual
Period	SNF	ALF	Country/State	(in millions)	Cash Yield(1)
Q1	—	2	U.K.	$12.1	8.00%
Q1	1	—	IN	7.0	9.50%
Q2	1	—	OH	6.9	9.50%
Q4	6	1	VA	78.4	9.50%
Total	8	3		$104.4
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.

2019 Acquisitions and Other

The following table summarizes the significant transactions that occurred in 2019:

	Number of					Total Real Estate		Initial
	Facilities					Assets Acquired		Annual
Period	SNF	ALF	Specialty	MOB	Country/State	(in millions)		Cash Yield(1)
Q1	1	—	—	—	OH	$11.9	(3)	12.00%
Q2	20	1	11	1	CA, CT, IN, NV, SC, TN, TX	440.7	(2)	9.82%
Q2	7	1	3	—	PA, VA	131.8	(3)	9.35%
Q3	3	—	—	—	NC, VA	24.9		9.50%
Q4	58	2	—	—	FL, ID, KY, LA, MS, MO, MT, NC	735.2		8.71%
Total	89	4	14	1		$1,344.5
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	The acquisition was accounted for as a business combination. The other 2019 acquisitions were accounted for as asset acquisitions.
(3)	Acquired via a deed-in-lieu of foreclosure.

Encore Portfolio Acquisition

On October 31, 2019, we completed the $757 million portfolio acquisition of 60 facilities (the “Encore Portfolio”). Consideration consisted of approximately $369 million of cash and the assumption of approximately $389 million in mortgage loans guaranteed by HUD. See Note 14 – Borrowing Arrangements for additional information.

The following table highlights the fair value of the assets acquired and liabilities assumed on October 31, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate assets	$735,182
Other investments	600
Contractual receivables	2,216
Cash	227
Other assets	28,173
Total investments	766,398
Secured borrowings	(388,627)
Accrued expenses and other liabilities	(8,978)
Fair value of net assets acquired	$368,793

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MedEquities Merger

On May 17, 2019, we completed our acquisition by merger of MedEquities (the “MedEquities Merger”) and its subsidiary operating partnership and the general partner of its subsidiary operating partnership.

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

Our purchase price allocation was finalized during the second quarter of 2020, with no material adjustments recorded. The following table highlights the final fair value of the assets acquired and liabilities assumed on May 17, 2019:

(in thousands)
Fair value of net assets acquired:
Real estate assets	$440,690
Mortgage notes receivable	108,097
Other investments	19,192
Investment in unconsolidated joint venture	73,834
Cash	4,067
Contractual receivables	1,002
Other assets (1)	7,698
Total investments	654,580
Debt (2)	(285,100)
Accrued expenses and other liabilities (3)	(23,931)
Fair value of net assets acquired	$345,549
(1)	Includes approximately $2.5 million in above market lease assets.
(2)	In connection with the MedEquities Merger on May 17, 2019, we assumed a $125.0 million term loan and outstanding borrowings of $160.1 million under MedEquities’ previous revolving credit facility. We repaid the total outstanding balance on both the term loan and the revolving credit facility and terminated the related agreements on May 17, 2019.
(3)	Includes approximately $1.1 million in below market lease liabilities.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pro Forma
Year Ended December 31, 2019
(in thousands, except per share amounts, unaudited)

Pro forma revenues	$950,318
Pro forma net income	$362,220

Earnings per share – diluted:
Net income – as reported	$1.58
Net income – pro forma	$1.60

NOTE 4 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically, we will sell facilities to reduce our concentration in certain operators, geographies, and non-strategic assets or due to the exercise of a tenant purchase option.

In December 2021, we entered into an agreement to sell 22 facilities that were previously leased and operated by Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) for estimated gross proceeds of $317.5 million. We elected to exit these facilities following Gulf Coast commencing the Chapter 11 bankruptcy process in October 2021, as discussed further in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements. The agreement includes an earnout clause pursuant to which the buyer is obligated to pay an additional $18.7 million to Omega if certain financial metrics are achieved at the facilities in the five years following the sale. We reclassified the 22 facilities subject to the agreement to Assets held for sale in the fourth quarter of 2021.

As of February 7, 2022, the remaining 19 facilities in held for sale are all under sales agreements which provide for estimated gross proceeds of $88.8 million, subject to terms and conditions of such agreements.

The following is a summary of our assets held for sale:

	December 31,	December 31,
	2021	2020
Number of facilities held for sale	41	22
Amount of assets held for sale (in thousands)	$261,151	$81,452

Asset Sales

During the year ended December 31, 2021, we sold 48 facilities, subject to operating leases, for approximately $318.5 million in net cash proceeds, recognizing a net gain of approximately $161.6 million.

During the year ended December 31, 2020, we sold 43 facilities for approximately $180.9 million in net cash proceeds, recognizing a net gain of approximately $19.1 million.

During the year ended December 31, 2019, we sold 34 facilities for approximately $219.3 million in net cash proceeds, recognizing a net gain of approximately $55.7 million.

Real Estate Impairments

During the year ended December 31, 2021, we recorded impairments of approximately $44.7 million on 14 facilities which were sold or classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the year ended December 31, 2020, we recorded impairments of approximately $41.5 million on 14 facilities which were sold or classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell. Additionally, during the year ended December 31, 2020, we recorded an impairment of approximately $34.5 million on 11 held for use facilities for which it was determined that the carrying value exceeded the fair value. The $34.5 million relates to facilities subject to a lease with Daybreak Ventures, LLC (“Daybreak”) (see Note 5 – Contractual Receivables and Other Receivables and Lease Inducements), which were planned for resale or transitioned to another existing operator and it was determined that the new cash flows were not sufficient to support the carrying value of the facility. Our impairments were offset by approximately $3.5 million of insurance proceeds received related to a facility that was previously destroyed and impaired.

During the year ended December 31, 2019, we recorded impairments of approximately $14.5 million on 9 facilities which were sold or classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell. Additionally, during the year ended December 31, 2019, we recorded an impairment of approximately $34.5 million on 13 held for use facilities for which it was determined that the carrying value exceeded the fair value. Of the $34.5 million, the $28.3 million relates to 11 facilities subject to a lease with Daybreak which were planned for resale or transitioned to another existing operator and it was determined that the new cash flows were not sufficient to support the carrying value of the facility. Our impairments were offset by approximately $3.7 million of insurance proceeds received related to two facilities that were previously destroyed and impaired.

To estimate the fair value of the facilities determined to be held for sale, for the impairments noted above, we utilized a market approach which considered binding sale agreements (a Level 1 input) or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

NOTE 5 – CONTRACTUAL RECEIVABLES AND OTHER RECEIVABLES AND LEASE INDUCEMENTS

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

A summary of our net receivables by type is as follows:

	December 31,	December 31,
	2021	2020

	(in thousands)
Contractual receivables – net	$11,259	$10,408

Effective yield interest receivables	$9,590	$12,195
Straight-line rent receivables	148,455	139,046
Lease inducements	93,770	83,425
Other receivables and lease inducements	$251,815	$234,666

Agemo Holdings, LLC

From August 2021 through October 2021 and in December 2021, Agemo Holdings, LLC (“Agemo”), failed to pay contractual rent and interest due under their lease and loan agreements, but paid rent and interest in November 2021. Agemo was formed in May 2018 by Signature Healthcare, LLC, as part of an out-of-court restructuring agreement, to be the holding company of their leases and loans with Omega.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We placed Agemo on a cash basis of revenue recognition during the third quarter of 2020 as collection of substantially all contractual lease payments due from them was deemed no longer probable because of information received regarding substantial doubt of their ability to continue as a going concern. As a result, we wrote-off approximately $75.3 million of contractual rent receivables, straight-line rent receivables, and lease inducements to rental income during the third quarter of 2020. Agemo continued to make their rental and interest payments to us until August 2021. During the third and fourth quarters of 2021, we recorded $8.7 million of revenue by collecting rental and interest payments and we recorded $8.5 million of revenue by drawing on the letter of credit and through application of the security deposit balance. See Note 8 – Other Investments for additional details on our loans with Agemo. For the years ended December 31, 2021, 2020 and 2019, Agemo generated approximately 3.9%, 5.6% and 6.9%, respectively, of our total revenues (excluding the impact of write-offs).

As part of the 2018 restructuring agreement with Agemo discussed above, Omega agreed to, among other terms, defer rent of $6.3 million per annum through April 2021. During the year ended December 31, 2021, the Agemo lease was amended to allow for the extension of the rent deferral through January 2022, which represents an additional deferral of approximately $4.7 million of rent. Additionally, during the year ended December 31, 2021, we entered into a forbearance agreement with Agemo pursuant to which we agreed to forbear from exercising remedies under our lease and loan agreements until January 31, 2022. The forbearance period and rent deferral period were subsequently extended to February 28, 2022.

Guardian Healthcare

From October 2021 through December 2021, Guardian Healthcare (“Guardian”) failed to make contractual rent and interest payments under its lease agreement for 26 operating facilities and on its $112.5 million mortgage loan agreement, bearing interest at 10.81%, for nine facilities, due to ongoing liquidity issues. The Company is currently in on-going negotiations to restructure and amend Guardian’s lease and loan agreements. As part of the restructuring negotiations, on December 30, 2021, we acquired 2 facilities, previously subject to the Guardian mortgage loan, in consideration for a reduction of $8.7 million in the mortgage principal and added the facilities to the master lease agreement. Subsequent to year end, in February 2022, we completed additional restructuring activities related to Guardian, including selling and re-leasing certain facilities as discussed further in Note 23 – Subsequent Events.

As a result of Guardian’s non-payment of contractual rent and the anticipated restructuring noted above, in the fourth quarter of 2021, we placed Guardian on a cash basis of revenue recognition and wrote-off approximately $14.0 million of straight-line rent receivables and lease inducements through rental income. As of December 31, 2021, we have $7.4 million of letters of credit from Guardian as collateral which could be applied against our uncollected rent and interest receivables. See Note 7 – Mortgage Notes Receivable for additional details on our mortgage with Guardian. Guardian represents approximately 2.5%, 3.5% and 3.8% of our total revenues (excluding the impact of straight-line write-offs) for the years ended December 31, 2021, 2020 and 2019, respectively.

Gulf Coast

During the second quarter of 2021, Gulf Coast stopped paying contractual rent under its master lease agreement because of on-going liquidity issues. Gulf Coast operates 24 facilities subject to a master lease with Omega and represents approximately 3.3%, 2.8% and 2.7% of Omega’s total revenues (excluding the impact of write-offs) for the years ended December 31, 2021, 2020 and 2019, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As a result of Gulf Coast’s default under its master lease agreement, in August 2021, we exercised our right to accelerate the full amount of rent due under Gulf Coast’s master lease agreement. On October 14, 2021, Gulf Coast commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The payment of our accelerated rent will be subject to the Bankruptcy Code and approval of the bankruptcy court in Gulf Coast’s Chapter 11 cases. As described in Gulf Coast’s filings with the Bankruptcy Court, we have entered into a Restructuring Support Agreement (the “Support Agreement”) that forms the basis for Gulf Coast’s intended restructuring and liquidation. The Support Agreement establishes a timeline for the implementation of Gulf Coast’s planned restructuring and liquidation, including the transition of management of the operations of the facilities to a third-party operator. As part of the Support Agreement, we committed to provide up to $25 million of senior secured debtor-in-possession (“DIP”) financing to Gulf Coast, which is discussed in further detail in Note 8 – Other Investments. In November 2021, Gulf Coast entered into management and operations transfer agreements (“MOTAs”) with a new manager (“New Manager”), pursuant to which the management of 23 of the 24 facilities subject to the master lease with Omega would be performed by New Manager during an interim period until the license for the facilities subject to the MOTAs could be obtained by a new operator (“New Operator”). During the interim period, no rent is being paid by Gulf Coast, and we have provided a $20 million working capital loan to New Manager, discussed in further detail in Note 8 – Other Investments. The Bankruptcy Court approved the MOTAs on November 24, 2021 and the operations were transitioned effective December 1, 2021.

As a result of Gulf Coast’s non-payment of contractual rent, in the second quarter of 2021, we placed Gulf Coast on a cash basis of revenue recognition and wrote-off straight-line rent receivable balances of $17.4 million through rental income. Subsequent to placing Gulf Coast on a cash basis of revenue recognition in June 2021, we recognized $24.6 million of rental income over the remaining period of 2021, based on our ability to offset any uncollected rent receivables against Gulf Coast’s security deposit and against certain debt obligations of Omega, as discussed further below. We held a security deposit of $3.3 million from Gulf Coast, which we have applied against Gulf Coast’s obligations in the second and third quarters of 2021. In relation to Gulf Coast, a subsidiary of Omega (“Omega Obligor”) is the obligor on five notes due to third parties with aggregate outstanding principal of $20.0 million (collectively, the “Subordinated Debt”) that bear interest at 9% per annum with a maturity date of December 21, 2021 (see Note 14 – Borrowing Activities and Arrangements). Under the terms of the Subordinated Debt, to the extent Gulf Coast fails to pay rent when due to us under its master lease, Gulf Coast’s unpaid rent can be used to offset Omega Obligor’s obligations under the Subordinated Debt (on a quarterly basis with respect to interest and, under some circumstances, on an annual basis with respect to principal). As of December 31, 2021, we have offset $1.3 million of accrued interest and $20.0 million of principal under the Subordinated Debt against the uncollected rent under the master lease with Gulf Coast. Following the application of these offsets, Omega has no further obligations under the Subordinated Debt.

In August 2021, following an assertion by the holders of the Subordinated Debt that our prior exercise of offset rights had resulted in defaults under the terms of the Subordinated Debt, we also filed suit in the Circuit Court for Baltimore County against the holders of the Subordinated Debt seeking a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by Omega Obligor under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt may be (and was) offset in full as of December 31, 2021. In October 2021, the defendants in the case filed a motion to dismiss for lack of personal jurisdiction. While Omega believes that Omega Obligor is entitled to the enforcement of the offset rights sought in the action, the outcome of litigation is unpredictable, and Omega cannot predict the outcome of the declaratory judgment action.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

During 2020, as part of our plan to transition and sell our Daybreak facilities, we transitioned 31 Daybreak facilities to existing operators. The total annual contractual rent from the 31 transitioned facilities was approximately $12.4 million. In 2021, we transitioned 14 additional facilities to existing operators with annual contractual rent of approximately $4.0 million and sold the remaining four Daybreak facilities. The transition and sale of these facilities completed our exit from our relationship with Daybreak.

Other straight-line receivables and write-offs

In addition to the Guardian and Gulf Coast straight-line receivable write-offs in 2021 discussed above, we wrote-off straight-line rent receivable balances of $5.9 million through rental income in 2021 primarily due to placing four other operators (one operator in the first quarter, two operators in the third quarter and one operator in the fourth quarter) on a cash basis of revenue recognition. We determined that collection of substantially all contractual lease payments with these operators was no longer probable for various reasons. The placement of an operator on a cash basis of revenue recognition during the first quarter was because the operator stopped paying contractual rent under our lease agreement. The two operators placed on a cash basis of revenue recognition during the third quarter and the one operator placed on a cash basis of revenue recognition during the fourth quarter are current with rent payments as of December 31, 2021. The four operators collectively represent approximately 0.8%, 1.0% and 1.0%, respectively, of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2021, 2020 and 2019.

In addition to the write-off of Agemo’s contractual receivables, straight-line rent receivables, and lease inducements in the third quarter of 2020 discussed above, we wrote-off approximately $67.7 million of contractual receivables, straight-line rent receivables, and lease inducements through rental income in 2020 as a result of placing three operators (excluding Agemo discussed above) on a cash basis resulting from a change in our evaluation of the collectibility of future rent payments due under the respective lease agreements. In part, our conclusions were based on information the Company received from these three operators during the third and fourth quarters of 2020 regarding substantial doubt as to their ability to continue as a going concern. Of the $67.7 million, $64.9 million related to Genesis Healthcare, Inc. (“Genesis”) and $2.8 million related to two other operators which lease five facilities from the Company. During 2020, we also wrote-off approximately $3.6 million of straight-line rent receivables to rental income as a result of transitioning facilities to other existing operators. In addition, during 2020, we received a one-time rent payment of approximately $55.4 million from Maplewood, in conjunction with the restructuring of its master lease and loans with Omega (see Note 8 – Other Investments). This payment was accounted for as an adjustment to straight-line rent receivables and is being amortized over the remaining term of the master lease.

During 2019, we wrote-off approximately $11.1 million of contractual receivables, straight-line rent receivables and lease inducements to rental income, of which $9.9 million resulted from placing five operators on a cash basis of revenue recognition due to changes in our evaluation of the collectibility of future rent payments due under the respective lease agreements. The remaining $1.2 million write-off of straight-line rent receivables to rental income resulted from transitioning a facility to another existing operator.

Lease Inducements

For the years ended December 31, 2021, 2020 and 2019, we provided fundings of $22.3 million, $34.1 million, and $50.8 million, respectively, to our operators subject to operating leases, which were accounted for as lease inducements and will be amortized as a reduction to rental income over the remaining term of the leases. Of the $22.3 million funded in 2021, $20 million was paid to Consulate Health Care (“Consulate”), $2.3 million was paid to four other existing operators. Of the $34.1 million funded in 2020, $23.9 million was paid to Maplewood for development and start-up related costs and the remaining $10.2 million was paid to three other operators. Of the $50.8 million funded in 2019, $15.0 million was paid to Genesis and the remaining $35.8 million was paid to seven other existing operators.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 6 –LEASES

Lease Income

The following table summarizes the Company’s rental income from operating leases:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Rental income – operating leases	$911,701	$741,681	$792,010
Variable lease income – operating leases	11,976	11,746	12,066
Total rental income	$923,677	$753,427	$804,076

Our variable lease income primarily represents the reimbursement of real estate taxes and ground lease expenses by operators that Omega pays directly.

The following amounts reflect the future minimum lease payments due to us for the remainder of the initial terms of our operating leases as of December 31, 2021:

(in thousands)
2022	$820,565
2023	838,780
2024	852,632
2025	861,586
2026	871,072
Thereafter	4,192,976
Total	$8,437,611

Lease Costs

As of December 31, 2021, the Company is a lessee under ground leases and/or facility leases related to 11 SNFs and two offices. For the years ended December 31, 2021, 2020 and 2019, the expenses associated with these operating leases were $2.2 million, respectively and are included within general and administrative expense on the Statement of Operations.

The following table summarizes the balance sheet information related to leases where the Company is a lessee:

	December 31,	December 31,	December 31,
	2021	2020	2019

	(in thousands)
Other assets - right of use assets	$16,117	$16,526	$17,533

Accrued expenses and other liabilities – lease liabilities	$17,180	$17,349	$18,033

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Direct Financing Leases

The components of investments in direct financing leases consist of the following:

	December 31,	December 31,
	2021	2020

	(in thousands)
Minimum lease payments receivable	$24,863	$25,947
Less unearned income	(13,460)	(14,489)
Investment in direct financing leases	11,403	11,458
Less allowance for credit losses on direct financing leases	(530)	(694)
Investment in direct financing leases – net	$10,873	$10,764

Properties subject to direct financing leases	1	1
Number of direct financing leases	1	1

Orianna Direct Financing Lease

On January 11, 2019, pursuant to a bankruptcy court order, affiliates of Orianna Health Systems (“Orianna”) purchased the remaining 15 SNFs subject to the direct financing lease with Orianna for $176 million of consideration, comprised of $146 million in cash received by Orianna and a $30.0 million seller note held by the Company. On the same date, Orianna repaid $25.0 million of our then outstanding debtor in possession financing, including all related interest.  The $30.0 million note, which was repaid during the third quarter of 2021, bore interest at 6% per annum and had a maturity date of January 11, 2026.

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

In March 2019, we received updated information from the Trust indicating diminished collectibility of the accounts receivable owed to us. As a result, we recorded an additional $7.7 million allowance. As of December 31, 2019, our remaining receivable from the Trust was approximately $14.1 million which was recorded in other assets on our Consolidated Balance Sheets. During 2020, we received approximately $17.2 million from the Trust of which approximately $3.1 million is recorded in (recovery) impairment on direct financing leases on our Consolidated Statements of Operations. During 2021, we received approximately $0.7 million from the Trust which is recorded in (recovery) impairment on direct financing leases on our Consolidated Statement of Operations.

NOTE 7 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2021, mortgage notes receivable relate to seven fixed rate mortgages on 63 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in six states, operated by six independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	December 31,	December 31,
	2021	2020

	(in thousands)
Mortgage note due 2027; interest at 10.81%	$103,762	$112,500
Mortgage notes due 2029; interest at 10.79%(1)	653,564	670,015
Other mortgage notes outstanding(2)	151,361	136,043
Mortgage notes receivable, gross	908,687	918,558
Allowance for credit losses on mortgage notes receivable	(73,601)	(33,245)
Total mortgage notes receivable — net	$835,086	$885,313
(1)	Approximates the weighted average interest rate on 45 facilities as of December 31, 2021.
(2)	Other mortgage notes outstanding have a weighted average interest rate of 8.84% per annum as of December 31, 2021 and maturity dates ranging from 2023 through 2032.

Mortgage Note due 2027

On January 17, 2014, we entered into a $112.5 million first mortgage loan with Guardian. The loan was originally secured by seven SNFs and two ALFs located in Pennsylvania and Ohio. The mortgage is cross-defaulted and cross-collateralized with our existing master lease with the operator. In March 2018, we extended the maturity date to January 31, 2027 and provided an option to extend the maturity for a five year period through January 31, 2032 and a second option to extend the maturity through September 30, 2034. As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, Guardian failed to pay contractual rent and interest to us from October 2021 through December 2021 due to on-going liquidity issues. The Company is currently in on-going negotiations to restructure and amend Guardian’s lease and loan agreements. As part of the restructuring negotiations, on December 30, 2021, we acquired two facilities, previously subject to the Guardian mortgage loan, in consideration for a reduction of $8.7 million in the mortgage principal and added the facilities to the master lease agreement. Subsequent to year end, in February 2022, we completed additional restructuring activities related to Guardian, including selling and re-leasing certain facilities as discussed further in Note 23 – Subsequent Events.

As discussed in Note 9 – Allowance for Credit Losses, we reduced the risk rating on the mortgage loan from a 4 to a 5 during the third quarter of 2021, primarily due to the increased likelihood of a restructuring that would result in the modification of the mortgage loan terms. The reduction in risk rating increased our reserve on the mortgage loan, determined using our PD and LGD credit loss model, to $8.9 million as of the end of the third quarter. Following Guardian’s non-payment of rent and interest during the fourth quarter of 2021 and further negotiations with Guardian in the fourth quarter, we elected to further reduce the risk rating on the loan from a 5 to a 6 in the fourth quarter of 2021 and to evaluate the risk of loss on the loan on an individual basis. As the fair value of the 7 properties that collateralize the mortgage loan were estimated to be less than the remaining principal of $103.8 million, we reserved an additional $38.2 million through provision for credit losses in the fourth quarter. The total reserve on December 31, 2021, related to the mortgage loan is $47.1 million and reduces to the loan carrying value, to the estimated fair value of the collateral of $56.7 million. We also fully reserved approximately $1.0 million of contractual interest receivable related to the mortgage loan with Guardian in the fourth quarter of 2021 (see Note 9 – Allowance for Credit Losses). The mortgage loan was also placed on non-accrual status for interest recognition in October 2021 and we will utilize the cost recovery method for any proceeds received on the mortgage loan.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Mortgage Notes due 2029

At December 31, 2021, the $653.6 million of Mortgages Notes with Ciena Healthcare (“Ciena") consisted of the following:

●	$415 million amortizing mortgage (the “Master Mortgage”) that matures in 2029. The Master Mortgage note bore an initial interest rate of 9.0% per annum which increases by 0.225% per annum. In May 2020, we amended the Master Mortgage to increase the interest rate by 54 basis points from 10.13% per annum to 10.67% per annum and we sold eight SNFs and one ALF located in Michigan to Ciena for $83.5 million (as discussed below). As of December 31, 2021, the outstanding principal balance of the Master Mortgage note is approximately $372.8 million and is secured by 25 facilities. The interest rate on the Master Mortgage was 11.13% at December 31, 2021.
●	Additional borrowings in the form of incremental facility mortgages, construction and/or improvement mortgages with maturities through 2029 (with exception to one construction mortgage with principal of $9.3 million that matures in 2023) with initial annual interest rates ranging between 8.5% and 10% and fixed annual escalators of 2% or 2.5% over the prior year’s interest rate, or a fixed increase of 0.225% per annum. As of December 31, 2021, the outstanding principal balance of these mortgage notes which are secured by five facilities is approximately $132.4 million. During the second quarter of 2021, one construction mortgage, included in the mortgage notes described above, with an original maturity date of 2021 was extended to 2029 and converted into a facility mortgage. During the third quarter of 2021, we acquired a facility which was previously subject to a $13.9 million construction mortgage, also included in the notes described above, and subsequently leased the property back to Ciena.
●	$44.7 million mortgage note related to five SNFs located in Michigan. The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 9.5% which increases each year by 0.225%. The interest rate on the mortgage note was 10.18% at December 31, 2021. As of December 31, 2021, the outstanding principal balance of this mortgage note is approximately $43.8 million. Additionally, the Company committed to fund an additional $9.6 million to Ciena if certain performance metrics are achieved by the portfolio.
●	$83.5 million mortgage note related to eight SNFs and one ALF located in Michigan. These nine facilities were formerly leased to Ciena and were sold to Ciena by issuance of a first mortgage on May 1, 2020. In connection with this sale, we recorded a loss of $3.6 million related to the write-off of the nine facilities’ straight-line rent receivable. The mortgage note matures on June 30, 2029 and bears an initial annual interest rate of 10.31% which increases each year by 2%. The interest rate on the mortgage note was 10.52% at December 31, 2021. As of December 31, 2021, the outstanding principal balance of this mortgage note is approximately $83.2 million.
●	$21.3 million mortgage note related to one SNF located in Ohio. The mortgage note matures on March 31, 2022 and bears an initial annual interest rate of 9.5%. In January 2022, we amended the mortgage note to increase the interest rate to 9.74% beginning April 1, 2022 and to extend the maturity date to December 31, 2022. As of December 31, 2021, the outstanding principal balance of this mortgage note is approximately $21.3 million.

The mortgage notes with Ciena are cross-defaulted and cross-collateralized with our existing master lease and other investment notes with the operator.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other mortgage notes outstanding

Mortgage Note due 2032; interest at 10.50%

On July 1, 2021, we financed six SNFs in Ohio and amended an existing $6.4 million mortgage, inclusive of 2 Ohio SNFs, to include the six facilities in a consolidated $72.4 million mortgage for eight Ohio facilities bearing interest at an initial rate of 10.5% per annum. In conjunction with this transaction, we also acquired three Maryland facilities that were previously subject to a mortgage issued by Omega bearing interest at 13.75% per annum with a principal balance of $36.0 million that was included in other mortgage notes outstanding. The purchase price for these three facilities was equal to the remaining mortgage principal amount, and the three acquired Maryland facilities were subsequently leased back to the seller for a term expiring on December 31, 2032, assuming Omega exercises the options under the agreement. The base rent in the initial year is approximately $5.0 million and includes annual escalators of 2.5%. As of December 31, 2021, the outstanding principal balance of this mortgage note is approximately $72.4 million.

Mortgage Note due 2025; interest at 7.85%

In connection with the MedEquities Merger on May 17, 2019, the Company acquired a first mortgage lien issued to Lakeway Realty, L.L.C, an unconsolidated joint venture discussed in Note 11 – Investments in Joint Ventures, in the original principal amount of approximately $73.0 million bearing interest at 8% per annum based on a 25-year amortization schedule and maturing on March 20, 2025. We determined the acquisition date fair value of the acquired mortgage was $69.1 million. As of December 31, 2021 and 2020, this mortgage has a carrying value of $65.5 million and $67.0 million, respectively.

NOTE 8 - OTHER INVESTMENTS

Our other investments consist of fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures. These loans may be either unsecured or secured by the collateral of the borrower. Interest revenue on these loans is included within other investment income on the Consolidated Statement of Operations. As of December 31, 2021, we had 34 loans with 18 different operators. A summary of our other investments is as follows:

	December 31,	December 31,
	2021	2020

	(in thousands)
Other investment notes due 2024; interest at 13.15% (1)	$90,752	$83,636
Other investment notes due 2024-2025; interest at 8.12% (1)	55,791	56,987
Other investment note due 2023; interest at 12.00%	40,232	49,973
Other investment notes due 2030; interest at 7.00%	201,613	147,148
Other investment notes outstanding (2)	150,890	161,155
Total other investments, gross	539,278	498,899
Allowance for credit losses on other investments	(69,394)	(31,457)
Total other investments - net	$469,884	$467,442
(1)	Approximate weighted average interest rate as of December 31, 2021.
(2)	Other investment notes have a weighted average interest rate of 8.46% as of December 31, 2021 with maturity dates ranging from 2022 through 2031 (with $81.9 million maturing in 2022).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other investment notes due 2024

Our other investment notes due in 2024 consists of two secured term loans with Genesis with initial borrowings of $48.0 million and $16.0 million at issuance. The $48.0 million term loan was issued in July 2016 (the “2016 Term Loan”), with subsequent amendments in 2018, 2019 and 2021, and currently bears interest at a fixed rate of 14% per annum, of which 9% per annum is paid-in-kind. The 2016 Term Loan was initially scheduled to mature on July 29, 2020, but through the amendments noted above, the maturity date of this loan was extended to January 1, 2024. The $16.0 million secured term loan was issued on March 6, 2018 (the “2018 Term Loan”), and amended in 2021, and bears interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind. The 2018 Term Loan was initially scheduled to mature on July 29, 2020, but through the amendments noted above was extended to January 1, 2024. Both the 2016 and 2018 Term Loans are secured by a first priority lien on and security interest in certain collateral of Genesis. As of December 31, 2021, there was approximately $71.4 million and $19.4 million outstanding on the 2016 and 2018 Term Loans, respectively. We evaluated our 2016 and 2018 Term Loans with Genesis for impairment during 2021 and 2020, with no incremental provision for credit loss recognized given the underlying collateral value.

Other investment notes due 2024-2025

Our other investment notes due in 2024-2025 consist of a $32 million secured term loan (the “Agemo Term Loan”) and a $25.0 million secured working capital loan (the “Agemo WC Loan”) with Agemo. The Agemo Term Loan was acquired in 2016 and bears interest at 9% per annum. The Agemo Term Loan matures on December 31, 2024 and is secured by a security interest in certain collateral of Agemo. The Agemo WC Loan was issued on May 7, 2018 and bears interest at 7% per annum. The Agemo WC Loan matures on April 30, 2025 and is primarily secured by a collateral package that includes a second lien on the accounts receivable of the Agemo. The proceeds of the Agemo WC Loan were used to pay operating expenses, settlement payments, fees, taxes and other costs approved by the Company. During the third quarter of 2020, we evaluated both loans for impairment upon receiving information from Agemo regarding substantial doubt of its ability to continue as a going concern. Based on our evaluation, we recorded a provision for credit loss of $22.7 million in the third quarter of 2020 to reduce the carrying value of the loans to the fair value of the underlying collateral. We also fully reserved approximately $3.8 million of contractual interest receivable related to the Agemo Term Loan in the third quarter of 2020 (see Note 9 – Allowance for Credit Losses).

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, Agemo failed to pay contractual rent and interest to us from August 2021 through October 2021 and in December 2021. We have continued to monitor the fair value of the collateral associated with these loans on a quarterly basis. In the third quarter of 2021, we recorded an additional provision for credit loss of $16.7 million related to these loans as a result of a reduction in the fair value of the underlying collateral assets supporting the current carrying values. The reduction in fair value of the collateral assets was primarily driven by the application of Agemo’s $9.3 million letter of credit that supported the value of the Agemo Term Loan to Omega’s uncollected receivables and a reduction in Agemo’s working capital accessible to Omega as collateral, after considering other liens on the assets. Additionally, the loan has been placed on non-accrual status and we will use the cost recovery method and will apply any interest and fees received directly against the principal of the loan. As of December 31, 2021, we have received $1.2 million of interest payments and applied against the principal.

We previously had two other loans with Agemo affiliates that were repaid during 2020: $1.7 million term loan (which was added to Agemo Term Loan) that was issued on November 5, 2019 and a $3.5 million term loan that was issued on February 28, 2020. The $1.7 million term loan and $3.5 million term loan bore interest at fixed rates of 9% and 10% per annum, respectively.

At December 31, 2021, the total carrying value of our loans outstanding with Agemo and its affiliates, net of allowances for credit losses, is approximately $16.7 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other investment note due 2023

Our other investment note due in 2023 consists of a $60.0 million mezzanine loan, with an operator, that was acquired and financed in 2016 and subsequently amended and refinanced in May 2018. As amended, the mezzanine loan bears interest at a fixed interest rate of 12% per annum and matures on May 31, 2023.  The mezzanine loan requires semi-annual principal payments of $2.5 million commencing December 31, 2018 and is secured by an equity interest in subsidiaries of the borrower. As of December 31, 2021, our total other investments outstanding with this borrower was approximately $40.2 million.

Other investment notes due 2030

In 2015 and 2017, we entered into two separate $50.0 million and $15.0 million secured revolving credit facilities with Maplewood and its subsidiaries. These revolving credit facilities bore interest at approximately 6.66% per annum and 9.5% per annum, respectively, and were initially scheduled to mature in 2023. As a part of an overall restructuring with this operator, we entered into a $220.5 million secured revolving credit facility with Maplewood on July 31, 2020, of which $132.1 million was drawn at closing. The funds drawn at closing were used to repay our prior credit facilities with Maplewood, as well as other lease obligations owed to us, of which approximately $55.4 million was scheduled to be repaid at termination of the master lease. Loan proceeds under the new credit facility may also be used to fund Maplewood’s working capital needs. Loans made under this facility bear interest at a fixed rate of 7% per annum and mature on June 30, 2030. As of December 31, 2021, $201.6 million remains outstanding on this credit facility to Maplewood.

As a result of entering into the $220.5 million secured revolving credit facility in July 2020, we reassessed our relationship with Maplewood and concluded that Maplewood was a VIE.

Other investment notes outstanding

As of December 31, 2021, our other investment notes outstanding represents 28 loans to operators that primarily consists of term loans and working capital loans or revolving credit facilities. Many of these loans are not individually significant and the use of proceeds of these loans can vary. Included below are the significant new loans entered into in 2021 and significant updates to any existing loans.

Gulf Coast – DIP Facility

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, in October 2021, we provided an up to $25.0 million senior secured DIP facility (the “DIP Facility”) with Gulf Coast, in order to provide liquidity for the operations of the Gulf Coast facilities during its Chapter 11 cases. A portion of the funding under the DIP Facility is tied to certain milestones and other conditions, including the transition of the management of the operations of the facilities. At December 31, 2021, these milestones and conditions had been met and the full capacity of the DIP Facility was available to be borrowed upon by Gulf Coast. The DIP Facility bears interest at LIBOR (subject to a 1% floor) plus 12% per annum and has an unused commitment fee equal to .50% of the average daily balance of the undrawn commitments. Interest and fees are payable monthly and the principal is due at maturity, unless the amount outstanding thereunder is accelerated prior to maturity. Currently, the DIP Facility matures on the earlier of (i) June 18, 2022, (ii) the effective date of a plan of reorganization or liquidation in the Chapter 11 Cases or (iii) upon an event of default as defined in the DIP Facility agreement. The DIP financing is guaranteed by all debtors in Gulf Coast’s Chapter 11 cases and is secured by liens on substantially all of their assets, including post-petition accounts receivable, subject in certain cases to other priorities or exceptions. As of December 31, 2021, $20.5 million was outstanding under the DIP Facility, which was fully reserved for as discussed further below.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Given the uncertainty and complexity surrounding the bankruptcy process and the deteriorated credit of Gulf Coast, we evaluated the DIP facility on an individual basis and elected to measure the risk of loss on the DIP Facility based on the fair value of the collateral. Based on the cash forecasts provided by Gulf Coast as part of the Support Agreement and on-going monthly reporting, we estimate that the collateral will have insufficient value to support the loan at maturity and that we will be unable to collect on substantially all principal amounts advanced to Gulf Coast under the DIP Facility. Upon funding, we fully reserved all principal amounts advanced under the DIP Facility. In the fourth quarter of 2021, we recorded reserves of $20.0 million (the principal outstanding after considering interest payments applied to principal discussed below) related to the DIP facility through the provision for credit losses on December 31, 2021. Please see further discussion within Note 9 – Allowance for Credit Losses. Additionally, we have placed the loan on non-accrual status and will use the cost recovery method and will apply any interest and fees received directly against the principal of the loan. As of December 31, 2021, we have received $0.5 million of interest and fee payments and applied against the principal.

Working Capital Loan - $20 million

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, in November 2021, we entered into a $20.0 million working capital loan with New Manager of 23 of the 24 Gulf Coast facilities as part of the MOTAs that became effective on December 1, 2021. The working capital loan bears interest at 3% per annum. The maturity date of the loan is the earlier of (i) December 31, 2022, (ii) the date of the termination of one or more of the MOTAs, or (iii) the date that New Manager requests that the loan be terminated. Advances under the working capital loan are not required to be repaid until maturity. The working capital loan is collateralized by the post-transition accounts receivable of the 24 facilities. As of December 31, 2021, the outstanding principal under this loan was $12.5 million.

Revolving Credit Facility - $20 million

On October 1, 2021, the Company amended the terms of a $15 million revolving credit facility with an operator that was previously issued in December 2020 and had a maturity date of December 1, 2022. The revolving credit facility, as amended, has an increased maximum principal of $20 million, bears interest at 5% for the first year and 6% thereafter and has a maturity date of September 30, 2024. The credit facility is secured by a first lien on the accounts receivable of the operator. Following the amendment in the fourth quarter, this operator drew $7.8 million under the credit facility. As of December 31, 2021, the outstanding principal under this loan was $16.0 million.

As discussed in Note 23 – Subsequent Events, in January and February 2022, this operator paid contractual interest under the credit facility but failed to pay contractual rent due under its lease agreement. The operator has asked for a short-term rent deferral, and negotiations are on-going.

Second Spring Healthcare Investments

On April 17, 2020, we provided a $17.6 million unsecured loan to a subsidiary of Second Spring Healthcare Investments (an entity in which we have an approximate 15% ownership interest, see Note 11 – Investments in Joint Ventures) bearing interest at the greater of the prime interest rate or 3-month LIBOR plus 2.75% per annum which was due on demand. This loan was repaid in 2021.

Sellers Note - $30 million

In connection with transitioning facilities associated with Orianna Health Systems, a former operator, in January 2019 we issued a $30 million sellers note that bore interest at a fixed rate of 6% per annum. The $23.5 million in principal outstanding on this loan was repaid in September 2021.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 9 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses, summarized by financial instrument type and internal credit risk rating, for the years ended December 31, 2021 and 2020 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2020	Provision (recovery) for Credit Loss for the year ended December 31, 2021	Write-offs charged against allowance for the year ended December 30, 2021		Allowance for Credit Loss as of December 31, 2021
		(in thousands)
2	Mortgage notes receivable	$88	$(73)		$—	$15
3	Mortgage notes receivable	954	1,019		—	1,973
4	Mortgage notes receivable	26,865	(7,404)	(1)	—	19,461
5	Mortgage notes receivable	433	(298)		—	135
6	Mortgage notes receivable	4,905	47,112	(1)	—	52,017
	Sub-total	33,245	40,356		—	73,601

3	Investment in direct financing leases	694	(164)		—	530
	Sub-total	694	(164)		—	530

2	Other investments	94	(65)		—	29
3	Other investments	5,113	(513)		—	4,600
4	Other investments	24,397	(23,225)	(2)	—	1,172
5	Other investments	1,853	6,103	(3)	(95)	7,861
6	Other investments	—	55,732	(4)	—	55,732
	Sub-total	31,457	38,032		(95)	69,394

2	Off-balance sheet note commitments	116	(109)		—	7
3	Off-balance sheet note commitments	2,305	(1,847)		—	458
4	Off-balance sheet note commitments	—	216		—	216
4	Off-balance sheet mortgage commitments	24	93		—	117
6	Off-balance sheet mortgage commitments	—	143		—	143
	Sub-total	2,445	(1,504)		—	941

	Total	$67,841	$76,720		$(95)	$144,466
(1)	Amount reflects the movement of reserves associated with a $112.5 million mortgage for 9 facilities with Guardian due to a reduction of our internal risk rating on the loan from a 4 to a 5 in the third quarter of 2021, which was primarily due to the increased likelihood of a restructuring that would result in the modification of the mortgage loan terms, and from a 5 to a 6 during the fourth quarter of 2021, which was primarily due to Guardian’s non-payment of rent and interest during the fourth quarter of 2021 due to on-going liquidity issues (as discussed further in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements) and further negotiations with Guardian in the fourth quarter. As discussed in Note 7 – Mortgage Notes Receivable, we elected to evaluate the risk of loss on the loan on an individual basis, which resulted in recording an additional $38.2 million reserve on the mortgage loan.
(2)	Amount reflects the movement of $27.2 million of reserves from Other Investments with a rating of 4 to Other Investments with a rating of 6 as a result of a reduction of our internal credit rating from a 4 to a 6 on the Agemo Term Loan and one other loan during the third quarter of 2021.
(3)	The provision includes an additional $7.9 million allowance recorded on the Agemo WC Loan during the third quarter of 2021. We also reduced the internal rating on the Agemo WC Loan from a 4 to a 5 during the third quarter of 2021. See Note 8 – Other Investments for additional information on the conditions that drove the Agemo WC Loan impairment and rating reduction.
(4)	Amount reflects the movement of $27.2 million of reserves from Other Investments with a rating of 4 to Other Investments with a rating of 6 as a result of a reduction of our internal credit rating from a 4 to a 6 on the Agemo Term Loan and one other loan during the third quarter of 2021. The amount also reflects $8.8 million of additional allowance recorded in the third quarter of 2021 to fully impair the remaining carrying value of the Agemo Term Loan and $20.0 million of additional allowance recorded in the fourth quarter of 2021 to fully impair the remaining carrying value of the Gulf Coast DIP Facility. See Note 8 – Other Investments for additional information on the conditions that drove the Agemo Term Loan impairment and ratings reduction and the Gulf Coast DIP Facility Impairment.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2019	Allowance for Credit Loss on January 1, 2020	Provision (recovery) for Credit Loss for the year ended December 31, 2020	Write-offs charged against allowance for the year ended December 30, 2020	Allowance for Credit Loss as of December 31, 2020
		(in thousands)
2	Mortgage notes receivable	$—	$—	$88	$—	$88
3	Mortgage notes receivable	—	901	53	—	954
4	Mortgage notes receivable	—	19,293	7,572	—	26,865
5	Mortgage notes receivable	—	829	(396)	—	433
6	Mortgage notes receivable	4,905	363	(363)	—	4,905
	Sub-total	4,905	21,386	6,954	—	33,245

3	Investment in direct financing leases	217	611	83	(217)	694
	Sub-total	217	611	83	(217)	694

2	Other investments	—	195	(101)	—	94
3	Other investments	—	1,434	3,679	—	5,113
4	Other investments	—	3,158	21,239	—	24,397
5	Other investments	—	1,901	(48)	—	1,853
	Sub-total	—	6,688	24,769	—	31,457

2	Off-balance sheet note commitments	—	—	116	—	116
3	Off-balance sheet note commitments	—	—	2,305	—	2,305
4	Off-balance sheet mortgage commitments	—	100	(76)	—	24
	Sub-total	—	100	2,345	—	2,445

	Total	$5,122	$28,785	$34,151	$(217)	$67,841

Included below is a summary of the amortized cost basis of our financial instruments, subject to the allowance for credit losses, by year of origination and our internal risk rating:

Rating	Financial Statement Line Item	2021	2020	2019	2018	2017	2016	2015 & older	Revolving Loans	Balance as of December 31, 2021
		(in thousands)
1	Mortgage notes receivable	$—	$—	$—	$—	$—	$—	$65,475	$—	$65,475
2	Mortgage notes receivable	—	21,325	—	—	—	—	—	—	21,325
3	Mortgage notes receivable	72,420	—	—	—	—	—	—	—	72,420
4	Mortgage notes receivable	16,776	89,349	5,034	44,308	46,377	39,713	390,681	—	632,238
5	Mortgage notes receivable	—	—	—	—	—	—	7,090	—	7,090
6	Mortgage notes receivable	—	—	—	—	—	—	110,139	—	110,139
	Sub-total	89,196	110,674	5,034	44,308	46,377	39,713	573,385	—	908,687

3	Investment in direct financing leases	—	—	—	—	—	—	11,403	—	11,403
	Sub-total	—	—	—	—	—	—	11,403	—	11,403

2	Other investments	—	—	—	—	—	—	—	21,500	21,500
3	Other investments	—	—	18,574	27,017	—	—	2,829	238,370	286,790
4	Other investments	2,690	—	10,859	90,752	—	41,232	—	—	145,533
5	Other investments	—	—	—	29,723	—	—	—	—	29,723
6	Other investments	20,026	—	—	4,463	—	31,243	—	—	55,732
	Sub-total	22,716	—	29,433	151,955	—	72,475	2,829	259,870	539,278

Total		$111,912	$110,674	$34,467	$196,263	$46,377	$112,188	$587,617	$259,870	$1,459,368

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Interest Receivable on Mortgage and Other Investment Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of December 31, 2021 and 2020, $11.1 million and $10.0 million, respectively, of contractual interest receivable is recorded in contractual receivables – net on our Consolidated Balance Sheets. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible. For the years ended December 31, 2021 and 2020, we wrote-off interest receivables of $1.0 million (related to the Guardian mortgage loan, see Note 7 – Mortgage Notes Receivable) and $3.8 million (related to the Agemo Term Loan, see Note 8 – Other Investments) through the provision for credit losses, respectively. These write-offs are not reflected in the rollforward of the allowance for credit losses above.

During the year ended December 31, 2021, we recognized $11.9 million of interest income related to loans on non-accrual status as of December 31, 2021.

NOTE 10 – VARIABLE INTEREST ENTITIES

We hold variable interests in several VIEs through our investing and financing activities. As of December 31, 2021, we have not consolidated any VIEs, as we have concluded that we are not the primary beneficiary of these entities as we either we do not have the power to direct activities that most significantly impact the VIE’s economic performance and/or the variable interest we hold does not obligate us to absorb losses or provide us with the right to receive benefits from the VIE which could potentially be significant.

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

	(in thousands)
Assets
Real estate assets – net	$1,144,851	$1,121,498
Assets held for sale	191,016	—
Other investments – net	230,768	181,401
Contractual receivables – net	1,227	1,233
Straight-line rent receivables	(41,512)	(56,664)
Lease inducement	64,307	69,666
Total assets	1,590,657	1,317,134

Liabilities
Net in-place lease liability	(305)	(331)
Security deposit	(4,715)	—
Contingent liability	(43,915)	(43,915)
Total liabilities	(48,935)	(44,246)

Collateral
Letters of credit	—	(9,253)
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,335,867)	(1,121,498)
Total collateral	(1,383,867)	(1,178,751)

Maximum exposure to loss	$157,855	$94,137
(1)	Amount excludes accounts receivable amounts that Omega has a security interest in as collateral under the two working capital loans with operators that are VIEs. The fair value of the accounts receivable available to Omega was $29.2 million and $25.0 million as of December 31, 2021 and December 31, 2020, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In determining our maximum exposure to loss from these VIEs, we considered the underlying carrying value of the real estate subject to leases with these operators and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any, as well as other liabilities recognized with respect to these operators.

The table below reflects our total revenues from the operators that are considered VIEs for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue
Rental income (1)	$120,381	$30,055	$99,750
Other investment income	15,336	11,864	9,323
Total	$135,717	$41,919	$109,073
(1)	The rental income for the year ended December 31, 2020, reflects the write-off of approximately $75.3 million of contractual rent receivable, straight-line rent receivable and lease inducements related to Agemo (see Note 5 – Contractual Receivables and Other Receivables and Lease Inducements).

NOTE 11 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in a number of joint ventures that are accounted for under the equity method. These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture. The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	December 31,	December 31,
Entity	%	Date	Investment(1)	Type	12/31/2021	2021	2020
Second Spring Healthcare Investments(2)	15%	11/1/2016	$50,032	SNF	—	$11,355	$17,700
Second Spring II LLC(3)	15%	3/10/2021	10,330	SNF	—	8	—
Lakeway Realty, L.L.C.(4)	51%	5/17/2019	73,834	Specialty facility	1	71,286	72,318
Cindat Joint Venture(5)	49%	12/18/2019	105,688	ALF	65	111,792	110,360
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	900	N/A	N/A	246	260
			$240,784			$194,687	$200,638
(1)	Our investment includes our transaction costs, if any.
(2)	The Company made a loan of $17.6 million in April 2020 to the venture which is included in other investments. See Note 8 – Other Investments. During the first quarter of 2021, this joint venture sold 16 SNFs to an unrelated third-party for approximately $328 million in net proceeds and recognized a gain on sale of approximately $102.2 million ($14.9 million of which represents the Company’s share of the gain). During the first quarter of 2021, this joint venture also sold five SNFs to Second Spring II LLC for approximately $70.8 million in net proceeds. During 2020, this joint venture sold 16 SNFs subject to an operating lease for approximately $259.1 million in net cash proceeds and recognized a gain on sale of approximately $40.4 million. During 2019, this joint venture sold 14 SNFs subject to an operating lease for approximately $311.8 million in net cash proceeds and recognized a gain on sale of approximately $64.0 million.
(3)	We acquired a 15% interest in Second Spring II LLC for approximately $10.3 million. During the first quarter of 2021, this joint venture acquired five SNFs from Second Spring Healthcare Investments for approximately $70.8 million. During the second and third quarters of 2021, this joint venture sold five SNFs to an unrelated third-party for approximately $65 million in net proceeds and recognized a loss on sale of approximately $0.4 million ($0.1 million of which represents the Company’s share of the loss).
(4)	We acquired an interest in a joint venture that owns the Lakeway Regional Medical Center (the “Lakeway Hospital”) in Lakeway, Texas. Our initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. The lessee of the Lakeway Hospital has an option to purchase the facility from the joint venture. The lessee also has a right of first refusal and a right of first offer in the event the joint venture intends to sell or otherwise transfer Lakeway Hospital.
(5)	We acquired a 49% interest in Cindat Ice Portfolio JV, GP Limited, Cindat Ice Portfolio Holdings, LP and Cindat Ice Portfolio Lender, LP. Cindat Ice Portfolio Holdings, LP owns 65 care homes leased to two operators in the U.K. pursuant to operating leases. Cindat Ice Portfolio Lender, LP holds loans to a third-party operator. Our investment in Cindat Joint Venture consists primarily of real estate. Our initial basis difference of approximately $35 million is being amortized on a straight-line basis over approximately 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table reflects our income (loss) from unconsolidated joint ventures for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Entity	2021	2020	2019

	(in thousands)
Second Spring Healthcare Investments(1)	$12,323	$2,807	$9,490
Second Spring II LLC	(757)	—	—
Lakeway Realty, L.L.C.	2,562	2,483	1,479
Cindat Joint Venture	2,478	1,812	(22)
OMG Senior Housing, LLC	(417)	(497)	—
OH CHS SNP, Inc.	(127)	(462)	—
Total	$16,062	$6,143	$10,947
(1)	The income from this unconsolidated joint venture for the year ended December 31, 2021 includes a $14.9 million gain on sale of real estate investments.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For the years ended December 31, 2021, 2020 and 2019, we recognized approximately $0.8 million, $1.2 million and $0.9 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

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

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill:

(in thousands)
Balance as of December 31, 2020	$651,737
Foreign currency translation	(320)
Balance as of December 31, 2021	$651,417

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of our lease intangibles as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

	(in thousands)
Assets:
Above market leases	$5,929	$22,822
Accumulated amortization	(4,313)	(20,882)
Net above market leases	$1,616	$1,940

Liabilities:
Below market leases	$66,324	$139,515
Accumulated amortization	(38,091)	(100,996)
Net below market leases	$28,233	$38,519

For the years ended December 31, 2021, 2020 and 2019, our net amortization related to intangibles was $9.5 million, $14.2 million and $5.9 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2022 – $4.1 million; 2023 – $4.0 million; 2024 – $3.9 million; 2025 – $3.7 million; 2026 – $2.9 million and $8.1 million thereafter. As of December 31, 2021, the weighted average remaining amortization period of above market lease assets is approximately ten years and of below market lease liabilities is approximately eight years.

NOTE 13 - CONCENTRATION OF RISK

As of December 31, 2021, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, and assets held for sale) consisted of 960 healthcare facilities, located in 42 states and the U.K. and operated by 63 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $10.1 billion at December 31, 2021, with approximately 98% of our real estate investments related to healthcare facilities.  Our portfolio is made up of (i) 685 SNFs, 133 ALFs, 20 ILFs, 16 specialty facilities, two MOBs, (ii) fixed rate mortgages on 59 SNFs, two ALFs and two specialty facilities, and (iii) 41 facilities that are held for sale. At December 31, 2021, we also held other investments of approximately $469.9 million, consisting primarily of secured loans to third-party operators of our facilities and $194.7 million of investment in six unconsolidated joint ventures.

At December 31, 2021, we had investments with two operators/or managers that approximated or exceeded 10% of our total investments: Maplewood and Consulate. Maplewood generated approximately 7.9%, 5.4% and 4.4% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2021, 2020 and 2019, respectively. Consulate generated approximately 9.5%, 9.4% and 3.6% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2020, we had investments with one operator/or manager that exceeded 10% of our total investments: Ciena. Ciena generated approximately 9.3%, 9.9% and 10.5% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, the three states in which we had our highest concentration of investments were Florida (15%), Texas (10%) and Michigan (6%).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 14 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Annual
		Interest Rate
		as of
		December 31,	December 31,	December 31,
	Maturity	2021	2021	2020

			(in thousands)
Secured borrowings
HUD mortgages(1)(2)	2046-2052	3.01%	$359,806	$367,249
Term loan(3)	2022	3.75%	2,275	2,275
Total secured borrowings			362,081	369,524

Unsecured borrowings
Revolving borrowings:
2017 Revolving credit facility(4)	N/A	N/A	—	101,158
Revolving credit facility(4)	2025	1.30%	—	—
Total revolving borrowings			—	101,158

Senior notes and other unsecured borrowings:
2023 notes(4)(5)	2023	4.375%	350,000	700,000
2024 notes(4)	2024	4.950%	400,000	400,000
2025 notes(4)	2025	4.500%	400,000	400,000
2026 notes(4)	2026	5.250%	600,000	600,000
2027 notes(4)	2027	4.500%	700,000	700,000
2028 notes(4)	2028	4.750%	550,000	550,000
2029 notes(4)	2029	3.625%	500,000	500,000
2031 notes(4)	2031	3.375%	700,000	700,000
2033 notes(4)(6)	2033	3.250%	700,000	—
Subordinated debt(2)	N/A	N/A	—	20,000
Sterling term loan(4)(7)	N/A	N/A	—	136,700
2017 OP term loan(8)	N/A	N/A	—	50,000
OP term loan(8)(9)	2025	3.29%	50,000	—
Deferred financing costs – net			(26,980)	(26,421)
Discount – net			(31,565)	(31,709)
Total senior notes and other unsecured borrowings – net			4,891,455	4,698,570

Total unsecured borrowings – net			4,891,455	4,799,728

Total secured and unsecured borrowings – net(10)(11)			$5,253,536	$5,169,252
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at December 31, 2021. Secured by real estate assets with a net carrying value of $544.5 million as of December 31, 2021.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Borrowing is the debt of a consolidated joint venture.
(4)	Guaranteed by Omega OP.
(5)	In March 2021, we used a portion of the proceeds from the 2033 Senior Notes offering to fund the tender offer to redeem $350 million of the 4.375% Senior Notes due 2023. In connection with this transaction, we recorded approximately $30.6 million in related fees, premiums, and expenses for the year ended December 31, 2021, which were recorded as Loss on debt extinguishment in our Consolidated Statement of Operations.
(6)	We used the proceeds from this offering to pay down outstanding borrowings on the 2017 Revolving Credit Facility, repay the Sterling term loan, and fund the tender offer to purchase $350 million of the 4.375% Senior Notes due 2023 and the payment of accrued interest and related fees, premiums and expenses.
(7)	Actual borrowing is in GBP and remeasured to USD. The Sterling term loan was settled in March 2021 using proceeds from the 3.250% 2033 Senior Notes offering.
(8)	Omega OP is the obligor on this borrowing.
(9)	The weighted average interest rate of the OP Term Loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the LIBOR based portion of the interest rate at 1.84%
(10)	All borrowings are direct borrowings of Parent unless otherwise noted.
(11)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2021 and 2020, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

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

All HUD loans are subject to the regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, debt service and capital replacement expenditures. As of December 31, 2021, the Company has total escrow reserves of $27.5 million with the loan servicer that is reported within other assets on the Consolidated Balance Sheets.

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

The Revolving Credit Facility bears interest at LIBOR (or in the case of loans denominated in GBP, the Sterling overnight index average reference rate plus an adjustment of 0.1193% per annum, and in the case of loans denominated in Euros, the Euro interbank offered rate, or EURIBOR) plus an applicable percentage (with a range of 95 to 185 basis points) based on our credit ratings. The Revolving Credit Facility matures on April 30, 2025, subject to Omega’s option to extend such maturity date for two six-month periods. The Revolving Credit Facility may be drawn in Euros, GBP, Canadian Dollars (collectively, “Alternative Currencies”) or USD, with a $1.15 billion tranche available in USD and a $300 million tranche available in Alternative Currencies. For purposes of the Revolving Credit Facility, references to LIBOR include the Canadian dealer offered rates for amounts offered in Canadian Dollars and any other Alternative Currency rate approved in accordance with the terms of the 2021 Omega Credit Agreement for amounts offered in any other non-LIBOR quoted currency, as applicable. The Revolving Credit Facility includes customary LIBOR replacement language, including, but not limited to, the use of rates for U.S. dollar-denominated borrowings based on the secured overnight financing rate (“SOFR”) recommended by the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, as a replacement rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market, and is administered by the Federal Reserve Bank of New York.

We incurred $12.9 million of deferred costs in connection with the 2021 Omega Credit Agreement.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

OP Term Loan

On April 30, 2021, Omega OP entered into a credit agreement (the “2021 Omega OP Credit Agreement”) providing it with a new $50 million senior unsecured term loan facility (the “OP Term Loan”). The OP Term Loan replaces the $50 million senior unsecured term loan obtained in 2017 (the “2017 OP Term Loan”) and the related credit agreement. The OP Term Loan bears interest at LIBOR plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. The OP Term Loan includes customary LIBOR replacement language, including, but not limited to, the use of rates based on SOFR. The OP Term Loan matures on April 30, 2025, subject to Omega OP’s option to extend such maturity date for two, six-month periods.

We incurred $0.4 million of deferred costs in connection with the 2021 Omega OP Credit Agreement.

2017 Omega Credit Facilities

On May 25, 2017, Omega entered into a credit agreement (the “2017 Omega Credit Agreement”) for a new $1.8 billion senior unsecured revolving and term loan credit facility, consisting of a $1.25 billion senior unsecured multicurrency revolving credit facility (the “2017 Revolving Credit Facility”), a $425 million senior unsecured U.S. Dollar term loan facility (the “U.S. Term Loan”), and a £100 million senior unsecured British Pound Sterling term loan facility (the “Sterling Term Loan” and, together with the 2017 Revolving Credit Facility and the U.S. Term Loan Facility, collectively, the “2017 Omega Credit Facilities”).

In 2020, we repaid the outstanding balance on our U.S. Term Loan and wrote-off $0.8 million of unamortized deferred costs to loss on debt extinguishment on our Consolidated Statements of Operations. In 2021, we repaid the outstanding balance on our 2017 Revolving Credit Facility and Sterling Term Loan using a portion of the proceeds from the 2033 Senior Notes offering and wrote-off $0.2 million of unamortized deferred costs relating to the Sterling Term Loan to loss on debt extinguishment on our Consolidated Statements of Operations. In April 2021, the 2017 Revolving Credit Facility was replaced by the Revolving Credit Facility.

2017 OP Term Loan

On May 25, 2017, Omega OP entered into a credit agreement (the “2017 Omega OP Credit Agreement”) providing it with a new $100 million senior unsecured term loan facility (the “2017 OP Term Loan”). The 2017 OP Term Loan bore interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At December 31, 2020, we had $50.0 million in outstanding borrowings under this facility. In April 2021, The 2017 OP Term loan was replaced by the OP Term Loan.

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

Subordinated Debt

In connection with a 2010 acquisition, we assumed five separate $4.0 million subordinated notes bearing interest at 9% per annum that mature on December 21, 2021. Interest on these notes is due quarterly with the principal balance due at maturity. As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, to the extent that the operator of the facilities (Gulf Coast) fails to pay rent when due to us under our existing master lease, we have the right to offset the amounts owed to us against the amounts we owe to the lender under the notes. As of December 31, 2021, we have offset $1.3 million of accrued interest and $20.0 million of principal under the Subordinated Debt against the uncollected receivables of Gulf Coast. Following the application of these offsets, Omega has no further obligations under the Subordinated Debt.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

General

Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under the senior unsecured revolving and term loan credit facility, OP term loan and the outstanding senior notes) and their investments in non-guarantor subsidiaries. Substantially all of our assets are held by non-guarantor subsidiaries.

The required principal payments, excluding the premium or discount and deferred financing costs on our secured and unsecured borrowings, for each of the five years following December 31, 2021 and the aggregate due thereafter are set forth below:

(in thousands)
2022	$9,945
2023	357,904
2024	408,144
2025	458,393
2026	608,648
Thereafter	3,469,047
Total	$5,312,081

NOTE 15 – DERIVATIVES AND HEDGING

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

As a result of exposure to interest rate movements associated with the Amended 2015 Term Loan Facility, on December 16, 2015, we entered into various forward-starting interest rate swap arrangements, which effectively converted $250 million of our variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.80% effective December 30, 2016. The effective fixed rate achieved by the combination of the Amended 2015 Term Loan Facility and the interest rate swaps could fluctuate up by 55 basis points or down by 40 basis points based on future changes to our credit ratings. Each of these swaps had a scheduled maturity date of December 15, 2022. In October 2020, we terminated these $250.0 million of notional value interest rate swaps in connection with the repayment of the Amended 2015 Term Loan Facility and paid our swap counterparties $10.3 million which is recorded in loss on debt extinguishment on our Consolidated Statements of Operations.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In addition to the forward swaps discussed above, we also assumed various interest rate swap contracts in connection with the MedEquities Merger on May 17, 2019. We designated the interest rate swap contracts as cash flow hedges of interest rate risk associated with the 2017 Omega OP Credit Agreement. The assumed interest rate swap contracts effectively converted $75 million of our 2017 Omega OP Credit Agreement to an aggregate fixed rate of approximately 3.29% through February 10, 2022. The effective fixed rate achieved by the combination of the 2017 Omega OP Credit Agreement and the interest rate swaps could fluctuate up by 55 basis points or down by 45 basis points based on future changes to our credit ratings. In October 2020, we terminated $25.0 million of notional value interest rate swaps in connection with the partial repayment and paid our swap counterparty $0.6 million which is recorded in loss on debt extinguishment on our Consolidated Statements of Operations. As of December 31, 2021, we have two interest rate swaps remaining with aggregate notional amounts of $50.0 million that are designated as hedges against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP Term Loan. The OP Term Loan will be unhedged for the period after February 10, 2022 through its maturity on April 30, 2025.

Foreign Currency Forward Contracts and Debt Designated as Net Investment Hedges

We use debt denominated in GBP and foreign currency forward contracts to hedge a portion of our net investment in the U.K. against fluctuations in foreign exchange rates.

GBP denominated borrowings under the Sterling term loan and the 2017 Revolving Credit Facility, were previously used to hedge a portion of our investments in the U.K. against fluctuations in GBP against the USD. The GBP denominated borrowings under both debt instruments were deemed an effective hedge from issuance in May 2017 until the settlement of the Sterling term loan and the repayment of the GBP denominated borrowings under the 2017 Revolving Credit Facility in March 2021.

Concurrent with the settlement of the GBP denominated debt, we entered into four foreign currency forwards with notional amounts totaling £174.0 million, that mature on March 8, 2024, to hedge a portion of our net investments in the U.K., effectively replacing the terminated net investment hedge.

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	December 31,	December 31,
	2021	2020

Cash flow hedges:	(in thousands)
Other assets	$32,849	$17,005
Accrued expenses and other liabilities	$96	$955

Net investment hedges:
Other assets	$6,754	$—

The fair value of the interest rate swaps and foreign currency forwards is derived from observable market data such as yield curves and foreign exchange rates and represents a Level 2 measurement on the fair value hierarchy.

NOTE 16 - FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2021 and 2020, the net carrying amounts and fair values of other financial instruments were as follows:

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$10,873	$10,873	$10,764	$10,764
Mortgage notes receivable – net	835,086	869,715	885,313	924,353
Other investments – net	469,884	476,664	467,442	474,552
Total	$1,315,843	$1,357,252	$1,363,519	$1,409,669
Liabilities:
2017 Revolving credit facility	$—	$—	$101,158	$101,158
Revolving credit facility	—	—	—	—
Term loan	2,275	2,275	2,275	2,275
Sterling term loan	—	—	136,453	136,700
2017 OP term loan	—	—	49,896	50,000
OP Term loan	49,661	50,000	—	—
4.375% notes due 2023 – net	349,100	365,243	696,981	770,635
4.95% notes due 2024 – net	397,725	427,184	396,714	441,194
4.50% notes due 2025 – net	397,685	427,440	396,924	444,652
5.25% notes due 2026 – net	597,142	667,524	596,437	697,993
4.50% notes due 2027 – net	692,374	766,003	690,909	794,294
4.75% notes due 2028 – net	543,908	607,249	542,899	633,950
3.625% notes due 2029 – net	490,681	519,430	489,472	532,248
3.375% notes due 2031 – net	683,592	705,810	681,802	731,541
3.25% notes due 2033 – net	689,587	683,151	—	—
HUD mortgages – net	359,806	394,284	367,249	409,004
Subordinated debt – net	—	—	20,083	21,599
Total	$5,253,536	$5,615,593	$5,169,252	$5,767,243

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving credit facility and OP term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

●	Subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated using a present value technique based on inputs from trading activity provided by a third party (Level 2).
●	HUD mortgages: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

NOTE 17 – TAXES

Omega and Omega OP, including their wholly-owned subsidiaries were organized, have operated, and intend to continue to operate in a manner that enables Omega to qualify for taxation as a REIT under Sections 856 through 860 of the Code. On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules. If we fail to meet the requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of the requirements.

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

We currently own stock in certain subsidiary REITs. These subsidiary entities are required to individually satisfy all of the rules for qualification as a REIT. If we fail to meet the requirements for qualification as a REIT for any of the subsidiary REITs, it may cause the Parent REIT to fail the requirements for qualification as a REIT also.

We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes and may be subject to current-year income inclusion relating to ownership of a controlled foreign corporation for U.S. income tax purposes. As of December 31, 2021, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $10.6 million. Our NOL carry-forward was fully reserved as of December 31, 2021, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

The following is a summary of our provision for income taxes:

	Year Ended December 31,
	2021	2020	2018

	(in millions)
Provision for federal, state and local income taxes	$1.4	$1.3	$0.8
Provision for foreign income taxes	2.4	3.6	2.0
Total provision for income taxes (1)	$3.8	$4.9	$2.8
(1)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of deferred tax assets and liabilities:

	December 31,	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Federal net operating loss carryforward	$2,221	$1,194

Deferred tax liability:
Foreign deferred tax liability (1)	(8,200)	(10,766)
Valuation allowance on deferred tax asset	(2,221)	(1,194)
Net deferred tax liability	$(8,200)	$(10,766)
(1)	The deferred tax liability primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition.

NOTE 18 – STOCKHOLDERS’ EQUITY

$300 Million 2019 Forward Equity Sale

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

$200 Million Stock Repurchase Program

On March 20, 2020, Omega’s Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock from time to time over the twelve months ending March 20, 2021. Omega did not repurchase any of its outstanding common stock under this announced program during 2020 or 2021.

At-The-Market Offering Program

On September 3, 2015, we entered into separate Equity Distribution Agreements with several financial institutions to sell $500 million of shares of our common stock from time to time through an “at-the-market” (“ATM”) offering program (the “2015 ATM Program”). Sales of the shares, if any, were made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We paid each Manager compensation for sales of the shares up to 2% of the gross sales price per share for shares sold through such Manager under the applicable Equity Shelf Agreements.

During the second quarter of 2021, we terminated the 2015 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion (the “2021 ATM Program”) may be sold from time to time (i) by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals, or (ii) by several financial institutions acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Under the 2021 ATM Program, compensation for sales of the shares will not exceed 2% of the gross sales price per share for shares sold through each financial institution. The use of forward sales under the 2021 ATM Program generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the 2021 ATM Program during 2021.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of the shares issued under the 2021 and 2015 ATM Programs for each of the years ended December 31, 2019, 2020, and 2021 (in millions except average price per share):

		Average Net Price
Year Ended	Shares issued	Per Share(1)	Gross Proceeds	Commissions	Net Proceeds
December 31, 2019	3.1	$34.79	$112.2	$3.2	$109.0
December 31, 2020	4.2	36.16	155.1	2.5	152.6
December 31, 2021	4.2	36.53	155.1	3.4	151.7
(1)	Represents the average price per share after commissions.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock. On March 23, 2020, we temporarily suspended the DRSPP and on December 17, 2020, we reinstated the DRSPP. The table below presents information regarding the shares issued under the DRSPP for each of the years ended December 31, 2019, 2020, and 2021 (in millions):

Year Ended	Shares issued	Gross Proceeds
December 31, 2019	3.0	$115.1
December 31, 2020	0.1	3.7
December 31, 2021	3.4	126.7

Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
February 8, 2021	February 16, 2021	$0.67
May 3, 2021	May 17, 2021	0.67
August 2, 2021	August 13, 2021	0.67
November 5, 2021	November 15, 2021	0.67
February 7, 2022	February 15, 2022	0.67

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
Common	2021	2020	2019
Ordinary income	$1.987	$1.961	$1.763
Return of capital	0.117	0.654	0.591
Capital gains	0.576	0.065	0.296
Total dividends paid	$2.680	$2.680	$2.650

For additional information regarding dividends, see Note 17 – Taxes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the
	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(18,427)	$(35,100)	$(47,704)
Translation (loss) gain	(6,302)	16,595	12,646
Realized gain (loss)	717	78	(42)
Ending balance	(24,012)	(18,427)	(35,100)

Derivative Instruments:
Cash flow hedges:
Beginning balance	17,718	(2,369)	3,994
Unrealized gain (loss)	9,788	34,712	(7,071)
Realized gain (loss)(1)	2,901	(14,625)	708
Ending balance	30,407	17,718	(2,369)
Net investment hedges:
Beginning balance	(13,331)	(4,420)	70
Unrealized gain (loss)	3,743	(8,911)	(4,490)
Ending balance	(9,588)	(13,331)	(4,420)
Total accumulated other comprehensive loss before noncontrolling interest	(3,193)	(14,040)	(41,889)
Add: portion included in noncontrolling interest	993	1,272	2,031
Total accumulated other comprehensive loss for Omega	$(2,200)	$(12,768)	$(39,858)
(1)

Expenses related to our effective cash flow hedges are recorded within interest expense. As noted in Note 15 – Derivatives and Hedging, we terminated $250.0 million of notional value interest rate swaps in October 2020 and reclassified the remaining balance in AOCI to loss on debt extinguishment on the Consolidated Statements of Operations.

NOTE 19 – STOCK-BASED COMPENSATION

At December 31, 2021, we maintained several stock-based compensation plans as described below. For the years ended December 31, 2021, 2020 and 2019, we recognized stock-based compensation of $21.4 million, $18.8 million and $14.9 million, respectively, related to these plans.

Time-Based Restricted Equity Awards

Restricted stock, restricted stock units (“RSUs”) and profits interest units (“PIUs”) are subject to forfeiture if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of service or a change in control of the Company. Prior to vesting, ownership of the shares/units cannot be transferred. The restricted stock has the same dividend and voting rights as our common stock. RSUs accrue dividend equivalents but have no voting rights. PIUs accrue distributions, which are equivalent to dividend equivalents, but have no voting rights. Once vested, each RSU is settled by the issuance of one share of Omega common stock and each PIU is settled by the issuance of one Omega OP Unit, subject to certain conditions. Restricted stock and RSUs are valued at the price of our common stock on the date of grant. The PIUs are valued using a Monte Carlo model to estimate fair value. We expense the cost of these awards ratably over their vesting period.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Performance-Based Restricted Equity Awards

Performance-based restricted equity awards include performance restricted stock units (“PRSUs”) and PIUs.  PRSUs and PIUs are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. PRSUs and PIUs have varying degrees of performance requirements to achieve vesting, and each PRSU and PIU award represents the right to a variable number of shares of common stock or partnership units. Each PIU once earned is convertible into one Omega OP Unit in Omega OP, subject to certain conditions. The vesting requirements are based on either the (i) total shareholder return (“TSR”) of Omega or (ii) Omega’s TSR relative to other REITs in the FTSE NAREIT Equity Health Care Index (“Relative TSR”). We expense the cost of these awards ratably over their service period.

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

	January 1,			January 1,			January 1,
	2021			2020			2019
Closing price on date of grant	$36.32			$42.35			$35.15
Dividend yield	7.38%			6.33%			7.51%
Risk free interest rate at time of grant	0.04%	to	0.18%	1.63%	to	1.68%	2.45%	to	2.57%
Expected volatility	42.55%	to	57.79%	21.26%	to	21.97%	21.78%	to	22.76%

The following table summarizes the activity in restricted stock, RSUs, PRSUs, and PIUs for the years ended December 31, 2019, 2020 and 2021:

	Time-Based		Performance-Based
		Weighted -		Weighted -	Total
	Number of	Average Grant-	Number of	Average Grant-	Compensation
	Shares/Omega	Date Fair Value	Shares/Omega	Date Fair Value	Cost (1)
	OP Units	per Share	OP Units	per Share	(in millions)
Non-vested at December 31, 2018	358,873	29.44	2,169,432	13.04
Granted during 2019	160,158	35.20	822,584	14.80	$17.82
Cancelled during 2019	(32,376)	30.38	(125,885)	14.57
Vested during 2019	(188,063)	31.01	(465,044)	15.89
Non-vested at December 31, 2019	298,592	31.44	2,401,087	13.01
Granted during 2020	158,572	39.88	1,208,537	17.11	$27.00
Cancelled during 2020	(2,006)	42.05	(54,076)	16.52
Vested during 2020	(184,480)	29.28	(658,052)	14.85
Non-vested at December 31, 2020	270,678	37.78	2,897,496	14.24
Granted during 2021	210,429	36.52	1,232,178	18.76	$30.80
Cancelled during 2021	(14,157)	36.58	(188,128)	18.01
Forfeited during 2021	—	—	(746,357)	14.83
Vested during 2021 (2)	(148,538)	34.30	(973,142)	10.33
Non-vested at December 31, 2021	318,412	$38.62	2,222,047	$17.94
(1)	Total compensation cost to be recognized on the awards based on grant date fair value.
(2)	PRSUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of December 31, 2021, unrecognized compensation costs related to unvested awards to employees is as follows:

●	$5.3 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 36 months.
●	$0.7 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 12 months.
●	$12.4 million on TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 47 months.
●	$14.8 million on Relative TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 46 months.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards (units). The deferred stock awards (units) participate in future dividend equivalents as well as the change in the value of the Company’s common stock. As of December 31, 2021 and 2020, the Company had 630,623 and 537,236 deferred stock units outstanding.

Tax Withholding for Stock Compensation Plans

Stock withheld to pay tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2021, 2020 and 2019, was $4.6 million, $4.7 million and $4.8 million, respectively.

Shares Available for Issuance for Compensation Purposes

On June 8, 2018, at the Annual Meeting of Stockholders, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Plan”), which amended and restated the Company’s 2013 Stock Incentive Plan (the “2013 Plan”).  The 2018 Plan is a comprehensive incentive compensation plan that allows for various types of equity-based compensation, including RSUs (including PRSUs), stock awards (including restricted stock), deferred RSUs, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards, certain cash-based awards (including performance-based cash awards), PIUs and other stock-based awards.  The 2018 Plan increased the number of shares of common stock available for issuance under the 2013 Plan by 4.5 million.

As of December 31, 2021, approximately 2.8 million shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 20 – COMMITMENTS AND CONTINGENCIES

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other

Gulf Coast Subordinated Debt

In August 2021, we filed suit in the Circuit Court for Baltimore County against the holders of certain Subordinated Debt associated with our Gulf Coast master lease agreement, following an assertion by the holders that our prior exercise of offset rights in connection with Gulf Coast’s non-payment of rent had resulted in defaults under the terms of the Subordinated Debt. The suit seeks a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by Omega Obligor under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt may be (and was) offset in full as of December 31, 2021. In October 2021, the defendants in the case filed a motion to dismiss for lack of personal jurisdiction, with a hearing scheduled on the motion for February 25, 2022. While Omega believes Omega Obligor is entitled to the enforcement of the offset rights sought in the action, the outcome of litigation is unpredictable, and Omega cannot predict the outcome of the declaratory judgment action. See Note 5 – Contractual Receivables and Other Receivables and Lease Inducements – Gulf Coast Health Care, LLC.

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

On September 29, 2020 the DOJ announced it had reached a settlement of a False Claims Act case with respect to certain aspects of the investigation with Lakeway Regional Medical Center wherein Lakeway Regional Medical Center agreed to pay $1.1 million for inducing certain physicians to refer patients by offering a low risk and high return investment in the form of a joint venture to purchase and then lease back the hospital to Lakeway Regional Medical Center. A MedEquities subsidiary was a party to this transaction but was not included in settlement discussions, and we understand that the settlement did not fully resolve the investigation referenced in the CID.  The documents relating to the settlement are not publicly available.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events.  As of December 31, 2021, our maximum funding commitment under these indemnification agreements was approximately $5.6 million. Claims under these indemnification agreements may be made within 18 months to 72 months of the transition date.  These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at December 31, 2021, are outlined in the table below (in thousands):

Total commitments (1)	$763,698
Amounts funded to date (2)	(518,960)
Remaining commitments (3)	$244,738
(1)	Includes our $177.7 million commitment relating to the redevelopment of the real estate property located in Washington, D.C. discussed in Note 3 – Real Estate Acquisitions.
(2)	Includes finance costs.
(3)	This amount excludes our remaining commitments to fund under our other investments of approximately $50.1 million.

Environmental Matters

As of December 31, 2021 and 2020, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2021 and 2020, no liability for conditional asset retirement obligations was recorded on our accompanying Consolidated Balance Sheets.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 21 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$20,534	$163,535	$24,117
Restricted cash	3,877	4,023	9,263
Cash, cash equivalents and restricted cash at end of year	$24,411	$167,558	$33,380

Supplemental information:
Interest paid during the year, net of amounts capitalized	$214,406	$216,206	$205,943
Taxes paid during the year	$6,288	$6,974	$5,097

Non cash investing activities
Non-cash acquisition of business	$—	$(1,826)	$(566,966)
Non-cash acquisition of real estate	$(58,595)	$—	$(531,801)
Non-cash proceeds from sale of real estate investments	$—	$83,910	$—
Non-cash placement of mortgage principal	$(7,000)	$(86,936)	$—
Non-cash collection of mortgage principal	$58,595	$—	$—
Non-cash surrender of mortgage	$—	$—	$11,874
Non-cash investment in other investments	$—	$(121,139)	$(27,408)
Non-cash proceeds from other investments	$7,000	$68,025	$149,542
Non-cash settlement of direct financing lease	$—	$—	$4,970
Initial non-cash right of use asset - ground leases	$—	$—	$5,593
Initial non-cash lease liability - ground leases	$—	$—	$(5,593)

Non cash financing activities
Debt assumed in merger	$—	$—	$285,100
Stock exchanged in merger	$—	$—	$281,865
Acquisition of other long-term borrowings	$—	$—	$388,627
Non-cash borrowing (repayment) of other long-term borrowings	$(20,000)	$6,459	$(6,459)
Change in fair value of cash flow hedges	$23,457	$19,788	$(7,757)
Remeasurement of debt denominated in a foreign currency	$3,010	$8,911	$4,490

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 22 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except per share amounts)
Numerator:
Net income	$428,302	$163,545	$351,947
Deduct: net income attributable to noncontrolling interests	(11,563)	(4,218)	(10,824)
Net income available to common stockholders	$416,739	$159,327	$341,123
Denominator:
Denominator for basic earnings per share	236,933	227,741	213,404
Effect of dilutive securities:
Common stock equivalents	785	1,239	1,753
Net forward share contract	—	—	179
Noncontrolling interest – Omega OP Units	6,620	6,124	6,789
Denominator for diluted earnings per share	244,338	235,104	222,125

Earnings per share - basic:
Net income available to common stockholders	$1.76	$0.70	$1.60
Earnings per share – diluted:
Net income	$1.75	$0.70	$1.58

In September 2019, we entered into a forward equity sales agreement to sell up to an aggregate of 7.5 million shares of our common stock at an initial net price of $40.01 per share, after underwriting discounts and commissions. On December 27, 2019, we completed the forward equity sale and issued the 7.5 million shares of common stock at a net price of $39.45 per share, and received approximately $295.9 million of net proceeds. See Note 18 – Stockholders’ Equity – $300 Million Forward Equity Sale. The shares issuable prior to settlement of the forward equity sales agreement are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of our common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward equity sales agreement over the number of common shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period).

NOTE 23 – SUBSEQUENT EVENTS

Asset Acquisitions

On January 1, 2022, we acquired a Maryland SNF for $8.2 million and amended an operator’s existing lease, with an initial term expiring on December 31, 2032, to include the acquired facility. The incremental base rent for the additional facility in the initial year is $0.8 million and includes annual escalators of 2.5%.

On January 31, 2022, we acquired one care home facility in the U.K. (similar to ALFs in the U.S.) for approximately $8.2 million. The facility was added to an existing operator’s master lease with an initial cash yield of 8.0% with 2.5% annual escalators.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

$500 Million Stock Repurchase Program

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time.

Operator Collectibility

In January and February 2022, an operator representing 3.4% of total revenue (excluding the impact of write-offs) for the year ended December 31, 2021, did not pay its contractual amounts due under its lease agreement. The operator asked for a short-term rent deferral, and negotiations are on-going. Omega holds a $1.0 million letter of credit from this operator.

As discussed in Note 8 – Other Investments under “Revolving Credit Facility - $20 million”, we also have a $20.0 million revolving credit facility with this operator, and the operator paid contractual interest under the facility in January and February 2022. As of December 31, 2021, the total outstanding principal due under the credit facility was $16.0 million. The credit facility is secured by a first lien on the accounts receivable of the operator.

Guardian

In connection with on-going restructuring negotiations with Guardian, in February 2022, we completed the sale of two facilities for $3.1 million in gross proceeds, previously leased to Guardian, and included in held for sale as of December 31, 2021. In February 2022, we also agreed to re-lease 7 facilities, also previously leased to Guardian, to another operator. The new 7 facility lease has an initial term expiring January 31, 2027. The base rent in the initial year is $0.9 million and increases to $1.2 million in the second year with annual escalators of 2.5% thereafter.

On February 15, 2022, Guardian completed the sale of three facilities, subject to a mortgage loan with Omega (see Note – 8 Mortgage Notes Receivable). Concurrent with the sale, Omega agreed to release the mortgage liens on these facilities in exchange for a partial paydown of $21.7 million.

Guardian failed to make rent and interest payments in January and February 2022 and discussions on restructuring the remaining Guardian lease facilities are on-going.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Provision	Deductions or	End of
Description	Period	Accounts	Other (1)	Period
Year Ended December 31, 2019:
Allowance for doubtful accounts:
Contractual receivables (2)	$1,075	$—	$1,075	$—
Mortgage notes receivable (3)	4,905	—	—	4,905
Direct financing leases (3)	103,200	7,917	110,900	217
Total	$109,180	$7,917	$111,975	$5,122
(1)	Uncollectible accounts written off, net of recoveries or adjustments.
(2)	The Company adopted Topic 842 on January 1, 2019. As a result of this adoption, lease related receivables are written off through rental income, as opposed to the provision account. As such, our lease receivables are no longer considered in the valuation and qualifying accounts.
(3)	The Company adopted Topic 326 on January 1, 2020 which addressed expected credit losses on our mortgage notes receivables, other investments, and direct financing leases. As a result of this adoption, we have disclosed a rollforward of our allowance for credit loss related to these financial instruments for 2020 and 2021 in Note 9 – Allowance for Credit Losses.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2021

							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period (3) (5)						Depreciation
				Acquisition						(4)		(7)	in Latest
			Buildings and		Carrying	(6)	(8)	Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Alabama (SNF)		$1,817	$33,356	$12,916	$—	$—	$1,817	$46,272	$48,089	$(39,724)	1960 - 1982	1992 - 1997	31 years - 33 years
Arizona (ALF, SNF, ILF)		12,427	121,422	2,639	—	—	12,427	124,061	136,488	(26,680)	1949 - 1999	2005 - 2021	25 years - 40 years
Arkansas (ALF, SNF)		2,893	59,094	8,517	—	(36)	2,893	67,575	70,468	(40,699)	1967 - 1988	1992 - 2014	25 years - 31 years
California (ALF, SH, SNF)		85,645	475,027	5,671	—	(478)	85,645	480,220	565,865	(125,678)	1938 - 2013	1997 - 2021	5 years - 35 years
Colorado (ILF, SNF)		11,279	88,830	7,790	—	—	11,279	96,620	107,899	(48,017)	1925 - 1975	1998 - 2016	20 years - 39 years
Connecticut (ALF)		25,063	252,417	7,308	1,319	—	25,063	261,044	286,107	(55,417)	1968 - 2019	2010 - 2017	30 years - 33 years
Florida (ALF, SNF, ILF)	(2)	133,711	1,163,655	34,151	1,468	(12,968)	132,771	1,187,246	1,320,017	(307,993)	1940 - 2020	1993 - 2021	2 years - 39 years
Georgia (ALF, SNF)		7,573	58,535	5,071	—	—	7,573	63,606	71,179	(25,967)	1964 - 1997	1998 - 2016	20 years - 40 years
Idaho (SNF)		5,735	47,530	1,514	—	(542)	5,193	49,044	54,237	(19,939)	1920 - 2008	1997 - 2014	25 years - 39 years
Illinois (ALF)		1,830	13,967	1,054	—	—	1,830	15,021	16,851	(660)	1999	2021	25 years
Indiana (ALF, ILF, IRF, MOB, SH, SNF)		48,529	585,487	5,374	—	4,251	48,508	595,133	643,641	(182,771)	1942 - 2015	1992 - 2020	20 years - 40 years
Iowa (SNF)		590	9,757	—	—	—	590	9,757	10,347	(5,280)	1965	2010	23 years
Kansas (SNF)		4,092	38,693	14,219	—	—	4,092	52,912	57,004	(21,379)	1957 - 1977	2005 - 2011	25 years
Kentucky (ALF, SNF)		15,556	130,819	7,239	—	—	15,556	138,058	153,614	(48,747)	1964 - 2002	1999 - 2016	20 years - 33 years
Louisiana (ALF, SNF)	(2)	6,676	95,486	4,878	448	(1,135)	6,676	99,677	106,353	(31,109)	1957 - 2020	1997 - 2019	22 years - 39 years
Maryland (SNF)		15,053	124,671	6,038	—	—	15,053	130,709	145,762	(42,393)	1921 - 1985	2008 - 2011	25 years - 30 years
Massachusetts (ALF, SNF)		23,621	143,172	17,750	—	(693)	23,621	160,229	183,850	(56,328)	1964 - 2017	1997 - 2014	20 years - 33 years
Michigan (SNF)		380	16,120	—	—	—	380	16,120	16,500	(7,243)	1964 - 1973	2011	25 years
Minnesota (ALF, ILF, SNF)		10,502	52,585	5,972	—	—	10,502	58,557	69,059	(17,921)	1966 - 1983	2014	33 years
Mississippi (SNF)	(2)	8,803	191,448	827	—	—	8,803	192,275	201,078	(34,596)	1965 - 2008	2009 - 2019	20 years - 30 years
Missouri (SNF)		4,914	89,535	11,216	—	(21,246)	4,906	79,513	84,419	(20,440)	1955 - 1994	1999 - 2019	25 years - 33 years
Montana (SNF)		1,319	11,698	—	—	—	1,319	11,698	13,017	(3,124)	1963 - 1971	2005	33 years
Nevada (BHS, SH, SNF)		8,811	92,797	8,350	—	—	8,811	101,147	109,958	(28,830)	1972 - 2012	2009 - 2017	25 years - 33 years
New Hampshire (ALF, SNF)		1,782	19,837	1,463	—	—	1,782	21,300	23,082	(11,365)	1963 - 1999	1998 - 2006	33 years - 39 years
New Jersey (ALF)		12,953	58,199	157	1,559	—	12,953	59,915	72,868	(1,702)	1999 - 2021	2019 - 2021	25 years
New Mexico (SNF)		6,008	45,285	1,318	—	—	6,008	46,603	52,611	(11,692)	1960 - 1985	2005	33 years
New York (ALF)		118,606	176,921	—	40,543	—	118,606	217,464	336,070	(12,823)	2020	2015	25 years
North Carolina (SNF)	(2)	24,197	295,248	8,718	336	(714)	24,197	303,588	327,785	(91,602)	1964 - 2019	1994 - 2019	25 years - 36 years
Ohio (BHP, BHS, ALF, SH, SNF)		32,637	422,645	15,445	345	(1,108)	32,637	437,327	469,964	(111,269)	1929 - 2021	1994 - 2020	20 years - 39 years
Oklahoma (SNF)		2,296	19,934	—	—	—	2,296	19,934	22,230	(9,931)	1965 - 1993	2010 - 2013	20 years - 33 years
Oregon (ALF, SNF, ILF)		7,331	125,133	5,354	—	—	7,331	130,487	137,818	(17,595)	1959 - 2007	2005 - 2021	25 years - 33 years
Pennsylvania (ALF, ILF, SNF)		32,331	435,591	17,017	—	(20,859)	32,326	431,754	464,080	(123,602)	1873 - 2012	2004 - 2021	20 years - 39 years
Rhode Island (SNF)		3,299	23,487	3,805	—	—	3,299	27,292	30,591	(15,085)	1965 - 1981	2006	39 years
South Carolina (SNF)		8,480	76,912	2,860	—	—	8,480	79,772	88,252	(23,166)	1959 - 2007	2014 - 2016	20 years - 33 years
Tennessee (ALF, BHP, SNF)		12,976	268,846	6,634	—	—	12,976	275,480	288,456	(97,816)	1968 - 2018	1992 - 2021	20 years - 31 years
Texas (ALF, BHS, ILF, IRF, MOB, SH, SNF)		82,261	856,947	30,905	197	(40,400)	81,258	848,652	929,910	(205,894)	1949 - 2019	1997 - 2021	20 years - 40 years
United Kingdom (ALF)		90,275	369,310	8,729	—	(20,739)	88,304	359,271	447,575	(74,447)	1700 - 2012	2015 - 2021	25 years - 30 years
Vermont (SNF)		318	6,005	602	—	—	318	6,607	6,925	(3,267)	1971	2004	39 years
Virginia (ALF, SNF)		35,435	376,943	10,104	—	(459)	35,261	386,762	422,023	(71,603)	1964 - 2017	2010 - 2021	25 years - 40 years
Washington (ALF, SNF)		14,759	186,802	3,186	—	(68)	14,692	189,987	204,679	(38,783)	1930 - 2004	1999 - 2021	25 years - 33 years
Washington DC (ALF)		68,017	—	1,216	719	—	68,017	1,935	69,952	—	N/A	2021	N/A
West Virginia (SNF)		1,973	66,946	7,062	—	—	1,973	74,008	75,981	(45,384)	1961 - 1996	1994 - 2011	25 years - 39 years
Wisconsin (SNF)		399	4,581	2,153	—	—	399	6,734	7,133	(2,735)	1974	2005	33 years
Total		$993,152	$7,731,673	$295,222	$46,934	$(117,194)	$988,421	$7,961,366	$8,949,787	$(2,160,696)

(1)	The real estate included in this schedule is being used in either the operation of skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), independent living facilities (“ILF”), specialty facilities (consisting of behavioral health substance facilities (“BHS”), behavioral health psychology facilities (“BHP”), independent rehabilitation facilities (“IRF”) and specialty hospitals (“SH”)) or medical office buildings (“MOB”), located in the states or country indicated.
(2)	Certain of the real estate indicated are security for the HUD loan borrowings totaling $359.8 million at December 31, 2021.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2021

(3)

	Year Ended December 31,
	2019	2020	2021
Balance at beginning of period	$7,746,410	$8,985,994	$8,702,154
Acquisitions through foreclosure	143,753	—
Acquisitions (a)	1,201,924	125,060	742,486
Impairment	(48,939)	(69,913)	(44,673)
Improvements	170,997	88,130	60,953
Disposals/other	(228,151)	(427,117)	(511,133)
Balance at close of period	$8,985,994	$8,702,154	$8,949,787

(a)	Includes approximately $750.6 million, $19.1 million and $58.6 million of non-cash consideration exchanged and/or valuation adjustments during the years ended December 31, 2019, 2020 and 2021, respectively.

(4)

	Year Ended December 31,
	2019	2020	2021
Balance at beginning of period	$1,562,619	$1,787,425	$1,996,914
Provisions for depreciation	301,177	329,508	341,497
Dispositions/other	(76,371)	(120,019)	(177,715)
Balance at close of period	$1,787,425	$1,996,914	$2,160,696

(5)   The reported amount of our real estate at December 31, 2021 is greater than the tax basis of the real estate by approximately $41.0 million.

(6)   Reflects bed sales, impairments (including the write-off of accumulated depreciation), land easements and impacts from foreign currency exchange rates.

(7)   To the extent that we acquired an entity previously owning the underlying facility, the acquisition date reflects the date that the entity acquired the facility.

(8)   Includes $72.1 million of construction in progress related to land, all other amounts related to construction in progress are reflected in buildings and improvements.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

(in thousands)

December 31, 2021

									Carrying
									Amount of
								Carrying	Loans
							Face	Amount	Subject to
				Final			Amount	of	Delinquent
		Interest	Fixed/	Maturity		Prior	of	Mortgages	Principal
Grouping	Description (1)	Rate	Variable	Date	Periodic Payment Terms	Liens	Mortgages	(3) (4) (6)	or Interest

	First Mortgages
1	Michigan (25 SNFs)	11.13%	F(2)	2029	Interest plus approximately $166.0 of principal payable monthly with $352,454 due at maturity	None	$415,000	$372,789	$—
2	Michigan (5 SNFs)	10.18%	F(2)	2029	Interest plus approximately $12.0 of principal payable monthly with $42,341 due at maturity	None	44,200	43,808	—
3	Michigan (2 SNFs)	10.40%	F(2)	2029	Interest plus approximately $3.0 of principal payable monthly with $10,460 due at maturity	None	11,000	10,864	—
4	Ohio (8 SNFs)	10.50%	F(2)	2032	Interest payable monthly until maturity	None	72,420	72,420	—
5	Ohio (2 SNFs) and Pennsylvania (4 SNFs and 1 ALFs)	10.81%	F(2)	2027	Interest payable monthly until maturity	None	103,762	56,650	56,650	(5)
6	Texas (1 specialty facility)	7.85%	F	2025	Interest plus approximately $139.0 of principal payable monthly with $59,749 due at maturity	None	72,960	65,475	—
7	Massachusetts (1 specialty facility)	9.00%	F	2023	Interest plus approximately $55.0 of principal payable monthly with $6,079 due at maturity	None	9,000	7,090	—
8	Tennessee ( 1 SNF)	8.35%	F	2015	Past due	None	6,997	1,472	1,472	(5)
9	Michigan (1 SNF)	9.38%	F(2)	2029	Interest payable monthly until maturity	None	14,045	14,045	—
10	Michigan (1 SNF)	10.40%	F(2)	2029	Interest plus approximately $4.0 of principal payable monthly with $17,613 due at maturity	None	18,147	18,075	—
11	Ohio (1 SNF)	9.50%	F	2022	Interest payable monthly until maturity	None	21,325	21,325	—
12	Michigan (8 SNFs and 1 ALF)	10.52%	F(2)	2029	Interest plus approximately $15.0 of principal payable monthly with $81,302 due at maturity	None	83,454	83,208	—
13	Michigan (1 SNF)	10.40%	F(2)	2029	Interest plus approximately $2.9 of principal payable monthly with $16,617 due at maturity	None	17,032	16,983

	Capital Expenditure Mortgages
14	Michigan	10.49%	F(2)	2029	Interest payable monthly until maturity	None	465	455	—
15	Michigan	12.18%	F(2)	2029	Interest payable monthly until maturity	None	4,220	4,220	—
16	Michigan	11.89%	F(2)	2029	Interest payable monthly until maturity	None	4,120	4,112	—
17	Michigan	11.60%	F(2)	2029	Interest payable monthly until maturity	None	9,645	9,374	—
18	Michigan	10.75%	F(2)	2029	Interest payable monthly until maturity	None	26,190	25,668	—
19	Michigan	10.18%	F(2)	2029	Interest payable monthly until maturity	None	500	500	—
20	Michigan	9.98%	F(2)	2029	Interest payable monthly until maturity	None	5,450	5,123	—
21	Michigan	9.36%	F(2)	2029	Interest payable monthly until maturity	None	2,900	2,542	—
22	Michigan	9.74%	F(2)	2029	Interest payable monthly until maturity	None	9,067	7,949	—
23	Michigan	10.49%	F(2)	2029	Interest payable monthly until maturity	None	3,025	3,025	—
24	Michigan	9.50%	F(2)	2029	Interest payable monthly until maturity	None	325	169	—

	Construction Mortgages
25	Michigan (1 SNF)	9.50%	F(2)	2023	Interest payable monthly until maturity	None	9,330	9,330	—

	Allowance for credit loss on mortgage loans(7)						—	(21,585)	—

							$964,579	$835,086	$58,122
(1)	Loans included in this schedule represent first mortgages, capital expenditure mortgages and construction mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)	Interest on the loans escalates annually at a fixed rate.
(3)	The aggregate cost for federal income tax purposes is approximately $909.3 million.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE — continued

(in thousands)

December 31, 2021

(4)

	Year Ended December 31,
	2019	2020	2021
Balance at beginning of period	$710,858	$773,563	$885,313
Additions during period - new mortgage loans or additional fundings (a)	129,108	149,957	93,891
Deductions during period - collection of principal/other (b)	(66,403)	(9,867)	(103,761)
Allowance for credit loss on mortgage loans	—	(28,340)	(40,357)
Balance at close of period	$773,563	$885,313	$835,086
(a)	The 2019 amount includes $0.3 million of non-cash interest paid-in-kind. The 2020 amount includes $0.6 million of non-cash interest paid-in-kind and $86.9 million of non-cash placement of mortgage capital. The 2021 amount includes $0.2 million of non-cash interest paid-in-kind and $7.0 million of non-cash placement of mortgage principal.
(b)	The 2019 amount includes $11.9 million of non-cash deed-in-lieu of foreclosure. The 2021 amount includes $58.6 million of non-cash principal reductions.

(5)Mortgage written down to the fair value of the underlying collateral.
(6)Mortgages included in the schedule which were extended during 2021 aggregated approximately $38.3 million.
(7)	The allowance for credit loss on mortgage loans represents the allowance calculated utilizing a PD and LGD methodology. For mortgages that the risk of loss was evaluated on an individual basis, the allowance is included as a reduction to the carrying amount of the mortgage.

INDEX TO EXHIBITS TO 2021 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
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

3.3	Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of January 27, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 27, 2022).
3.4	Certificate of Limited Partnership of OHI Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 3.121 to the Company’s Form S-4, filed April 16, 2015).
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

4.9

Indenture, dated as of March 10, 2021, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 10, 2021).

4.10

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

10.3

Credit Agreement, dated as of April 30, 2021, among the Company, certain subsidiaries of the Company identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 4, 2021).

10.4

Credit Agreement, dated as of April 30, 2021, among OHI Healthcare Properties Limited Partnership, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 4, 2021).

10.5

At-the Market Equity Offering Sales Agreement, dated May 20, 2021, among the Company, the Sales Agents, the Forward Sellers and the Forward Purchasers (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed May 20, 2021).

10.6	Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 11, 2018). +
10.6A

2019 Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8A of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6B

2019 Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8B of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6C

2019 Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8C of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6D

2019 Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8D of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6E

2019 Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8E of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6F

2019 Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8F of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6G

2020 Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8G to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.6H

2020 Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8H to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.6I

2020 Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8I to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.6J

2020 Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8J to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.6K

2020 Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8K to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.6L

2020 Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8L to the Company’s Annual Report on Form 10-K, filed February 28, 2020). +

10.6M	2022 Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.6N	2022 Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.6O	2022 Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.6P	2022 Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.6Q	2022 Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. +*
10.6R	2022 Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan.+*

10.7	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed August 5, 2013). +
10.8

Form of Employment Agreement for Company’s executive officers, other than Ms. Makode, effective as of January 1, 2020 for the Company’s executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 20, 2019). +

10.9

Employment Agreement, effective as of January 1, 2020, between the Company and Gail Makode (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 20, 2019). +

10.10	Form of Annual Amendment to Employment Agreement for the Company’s executive officers. +*
10.11

Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 10.8 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed May 2, 2011). +

10.12

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
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	February 17, 2022	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Omega Healthcare Investors, Inc., for itself and in the capacities on the date indicated.

Signatures	Title	Date

/s/ C. Taylor Pickett	Chief Executive Officer	February 17, 2022
C. Taylor Pickett	(Principal Executive Officer)

/s/ Robert O. Stephenson	Chief Financial Officer	February 17, 2022
Robert O. Stephenson	(Principal Financial Officer)

/s/ Neal A. Ballew	Chief Accounting Officer	February 17, 2022
Neal A. Ballew	(Principal Accounting Officer)

/s/ Craig R. Callen	Chair of the Board	February 17, 2022
Craig R. Callen

/s/ Kapila K. Anand	Director	February 17, 2022
Kapila K. Anand

/s/ Dr. Lisa C. Egbuonu-Davis	Director	February 17, 2022
Dr. Lisa C. Egbuonu-Davis

/s/ Barbara B. Hill	Director	February 17, 2022
Barbara B. Hill

/s/ Kevin J. Jacobs	Director	February 17, 2022
Kevin J. Jacobs

/s/ Edward Lowenthal	Director	February 17, 2022
Edward Lowenthal

/s/ C. Taylor Pickett	Director	February 17, 2022
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 17, 2022
Stephen D. Plavin /s/ Burke W. Whitman	Director	February 17, 2022
Burke W. Whitman