Form 10-Q
period 2022-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2022-05-03
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 28, 2022, there were 235,216,880 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,477,855	$7,448,126
Land	937,235	916,328
Furniture and equipment	516,410	511,271
Construction in progress	77,633	74,062
Total real estate assets	9,009,133	8,949,787
Less accumulated depreciation	(2,212,183)	(2,160,696)
Real estate assets – net	6,796,950	6,789,091
Investments in direct financing leases – net	10,849	10,873
Mortgage notes receivable – net	819,577	835,086
	7,627,376	7,635,050
Other investments – net	506,942	469,884
Investments in unconsolidated joint ventures	192,238	194,687
Assets held for sale	92,762	261,151
Total investments	8,419,318	8,560,772

Cash and cash equivalents	491,247	20,534
Restricted cash	3,534	3,877
Contractual receivables – net	13,172	11,259
Other receivables and lease inducements	269,992	251,815
Goodwill	651,024	651,417
Other assets	166,318	138,804
Total assets	$10,014,605	$9,638,478

LIABILITIES AND EQUITY
Revolving credit facility	$354,888	$—
Secured borrowings	379,644	362,081
Senior notes and other unsecured borrowings – net	4,893,839	4,891,455
Accrued expenses and other liabilities	256,390	276,716
Total liabilities	5,884,761	5,530,252

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 238,206 shares as of March 31, 2022 and 239,061 shares as of December 31, 2021	23,820	23,906
Additional paid-in capital	6,401,207	6,427,566
Cumulative net earnings	3,201,081	3,011,474
Cumulative dividends paid	(5,714,595)	(5,553,908)
Accumulated other comprehensive income (loss)	6,318	(2,200)
Total stockholders’ equity	3,917,831	3,906,838
Noncontrolling interest	212,013	201,388
Total equity	4,129,844	4,108,226
Total liabilities and equity	$10,014,605	$9,638,478

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Rental income	$216,883	$237,761
Income from direct financing leases	256	258
Mortgage interest income	20,549	23,625
Other investment income	10,594	11,652
Miscellaneous income	1,033	472
Total revenues	249,315	273,768

Expenses
Depreciation and amortization	82,752	84,849
General and administrative	16,385	16,152
Real estate taxes	3,603	2,729
Acquisition, merger and transition related costs	1,513	1,814
Impairment on real estate properties	3,511	28,689
Recovery on direct financing leases	—	(553)
Provision (recovery) for credit losses	1,824	(1,024)
Interest expense	58,145	58,521
Total expenses	167,733	191,177

Other income (expense)
Other (expense) income – net	(455)	231
Loss on debt extinguishment	(6)	(29,670)
Gain on assets sold – net	113,637	100,342
Total other income	113,176	70,903

Income before income tax expense and income from unconsolidated joint ventures	194,758	153,494
Income tax expense	(1,225)	(958)
Income from unconsolidated joint ventures	1,623	11,830
Net income	195,156	164,366
Net income attributable to noncontrolling interest	(5,549)	(4,388)
Net income available to common stockholders	$189,607	$159,978

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.79	$0.69
Diluted:
Net income	$0.79	$0.69

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$195,156	$164,366
Other comprehensive income (loss):
Foreign currency translation	(10,809)	1,186
Cash flow hedges	19,578	35,801
Total other comprehensive income	8,769	36,987
Comprehensive income	203,925	201,353
Comprehensive income attributable to noncontrolling interest	(5,800)	(5,377)
Comprehensive income attributable to common stockholders	$198,125	$195,976

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2022 and 2021

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2021	$23,906	$6,427,566	$3,011,474	$(5,553,908)	$(2,200)	$3,906,838	$201,388	$4,108,226
Stock related compensation	—	6,905	—	—	—	6,905	—	6,905
Issuance of common stock	12	1,135	—	—	—	1,147	—	1,147
Repurchase of common stock	(98)	(27,223)	—	—	—	(27,321)	—	(27,321)
Common dividends declared ($0.67 per share)	—	—	—	(160,687)	—	(160,687)	—	(160,687)
Vesting/exercising of Omega OP Units	—	(7,176)	—	—	—	(7,176)	7,176	—
Omega OP Units distributions	—	—	—	—	—	—	(5,276)	(5,276)
Capital contribution from noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	2,925	2,925
Other comprehensive income	—	—	—	—	8,518	8,518	251	8,769
Net income	—	—	189,607	—	—	189,607	5,549	195,156
Balance at March 31, 2022	$23,820	$6,401,207	$3,201,081	$(5,714,595)	$6,318	$3,917,831	$212,013	$4,129,844

Balance at December 31, 2020	$23,119	$6,152,887	$2,594,735	$(4,916,097)	$(12,768)	$3,841,876	$194,731	$4,036,607
Stock related compensation	—	5,433	—	—	—	5,433	—	5,433
Issuance of common stock	219	72,908	—	—	—	73,127	—	73,127
Common dividends declared ($0.67 per share)	—	—	—	(158,335)	—	(158,335)	—	(158,335)
Vesting/exercising of Omega OP Units	—	(4,767)	—	—	—	(4,767)	4,767	—
Conversion and redemption of Omega OP Units to common stock	—	82	—	—	—	82	(82)	—
Omega OP Units distributions	—	—	—	—	—	—	(9,855)	(9,855)
Other comprehensive income	—	—	—	—	35,998	35,998	989	36,987
Net income	—	—	159,978	—	—	159,978	4,388	164,366
Balance at March 31, 2021	$23,338	$6,226,543	$2,754,713	$(5,074,432)	$23,230	$3,953,392	$194,938	$4,148,330

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$195,156	$164,366
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,752	84,849
Impairment on real estate properties	3,511	28,689
Recovery on direct financing leases	—	(553)
Provision for rental income	3,151	2,750
Provision (recovery) for credit losses	1,824	(1,024)
Amortization of deferred financing costs and loss on debt extinguishment	3,199	32,423
Accretion of direct financing leases	19	12
Stock-based compensation expense	6,860	5,396
Gain on assets sold – net	(113,637)	(100,342)
Amortization of acquired in-place leases – net	(1,608)	(6,221)
Effective yield payable on mortgage notes	463	311
Interest paid-in-kind	(2,196)	(1,754)
(Income) loss from unconsolidated joint ventures	(677)	72
Change in operating assets and liabilities – net:
Contractual receivables	(1,912)	(1,020)
Straight-line rent receivables	(24,137)	(13,459)
Lease inducements	1,932	1,168
Other operating assets and liabilities	(22,498)	(19,688)
Net cash provided by operating activities	132,202	175,975
Cash flows from investing activities
Acquisition of real estate	(113,157)	(594,504)
Acquisition deposit - net	—	2,500
Net proceeds from sale of real estate investments	332,552	188,253
Investments in construction in progress	(4,667)	(9,806)
Proceeds from sale of direct financing lease and related trust	—	553
Placement of mortgage loans	(2,801)	(4,717)
Collection of mortgage principal	22,913	1,065
Investments in unconsolidated joint ventures	—	(10,443)
Distributions from unconsolidated joint ventures in excess of earnings	61	7,489
Capital improvements to real estate investments	(13,548)	(4,012)
Receipts from insurance proceeds	22	3,017
Investments in other investments	(100,225)	(27,636)
Proceeds from other investments	56,188	51,911
Net cash provided by (used in) investing activities	177,338	(396,330)
Cash flows from financing activities
Proceeds from long-term borrowings	420,208	1,905,128
Payments of long-term borrowings	(66,896)	(1,667,707)
Payments of financing related costs	(6)	(33,836)
Net proceeds from issuance of common stock	1,147	73,127
Repurchase of common stock	(27,321)	—
Dividends paid	(160,641)	(158,298)
Noncontrolling members’ contributions to consolidated joint venture	22	—
Distributions to Omega OP Unit Holders	(5,276)	(9,855)
Net cash provided by financing activities	161,237	108,559
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(407)	136
Increase (decrease) in cash, cash equivalents and restricted cash	470,370	(111,660)
Cash, cash equivalents and restricted cash at beginning of period	24,411	167,558
Cash, cash equivalents and restricted cash at end of period	$494,781	$55,898

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2022

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega,” the “Company,” “we,” “our,” or “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of long-term “triple net” leases and mortgage loans with healthcare operating companies and affiliates (collectively, our “operators”). In addition to our core investments, we selectively make loans to operators for working capital and capital expenditures. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of March 31, 2022, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2022.

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

Reclassification

Certain line items on our Consolidated Statements of Changes in Equity, Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

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

Recent Accounting Pronouncements

ASU – 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

On March 31, 2022, the FASB issued ASU 2022-02, which eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) and requires additional disclosures for certain loan modifications. ASU 2022-02 also requires entities to disclose gross write-offs of financing receivables and net investments in leases by year of origination. The TDR guidance can be adopted using either a prospective or modified retrospective transition approach and the additional disclosure requirements are made prospectively. ASU 2022-02 would be effective for Omega’s first quarter of 2023, and early adoption is permitted. We are still evaluating the impact that adopting ASU 2022-02 will have on our consolidated financial statements.

ASU – 2020-04, Financial Instruments – Reference Rate Reform (Topic 848)

On March 12, 2020, the FASB issued ASU 2020-04, which contains optional practical expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). The guidance may be elected over time until December 31, 2022, as reference rate reform activities occur. The Company has several derivative instruments (See Note 16 – Derivatives and Hedging), a $1.45 billion senior unsecured multicurrency revolving credit facility, and a $50 million senior unsecured term loan facility (See Note 15 – Borrowing Activities and Arrangements) that reference LIBOR. We also have a $25.0 million senior secured debtor-in-possession (“DIP”) facility loan with an operator that references LIBOR (See Note 6 – Other Investments), but it matures in 2022 prior to LIBOR being discontinued. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Our credit facilities that reference LIBOR contain customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate. The Company is evaluating: (i) how the transition away from LIBOR will impact the Company, (ii) whether any additional optional expedients provided by the standards will be adopted, and (iii) the impact that adopting ASU 2020-04 will have on our consolidated financial statements.

NOTE 2 – REAL ESTATE ASSETS

At March 31, 2022, our leased real estate properties included 674 SNFs, 163 ALFs, 20 ILFs, 16 specialty facilities and two medical office buildings. The following table summarizes the Company’s rental income from operating leases:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Rental income – operating leases	$213,597	$235,062
Variable lease income – operating leases	3,286	2,699
Total rental income	$216,883	$237,761

Our variable lease income primarily represents the reimbursement of real estate taxes and ground lease expenses by operators that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the first three months of 2022:

	Number of				Total Real Estate		Initial
	Facilities				Assets Acquired		Annual
Period	SNF	ALF	Specialty	Country/State	(in millions)		Cash Yield(1)
Q1	—	1	—	U.K.	$8.7	(2)	8.0%
Q1	—	1	—	U.K.	5.0		8.0%
Q1	—	27	—	U.K.	86.6	(2)	8.0%
Q1	1	—	—	MD	8.2	(3)	9.5%
Total	1	29	—		$108.5
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	The total consideration paid for this one facility U.K. acquisition and the 27-facility U.K. acquisition was $8.2 million and $100.0 million, respectively. In connection with these acquisitions, we allocated $0.5 million of the purchase consideration to a deferred tax liability related to this one facility U.K. acquisition, and $13.4 million to a deferred tax asset related to the 27-facility U.K. acquisition. See Note 13 – Taxes for additional information.
(3)	Total consideration for the 1 facility Maryland acquisition was paid on December 30, 2021, but the closing of the acquisition did not occur until January 1, 2022.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

In March 2022, we reclassified seven facilities leased to Guardian Healthcare (“Guardian”) to held for sale in connection with the transactions outlined in the restructuring agreement that was executed in April 2022 with Guardian, as discussed further in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements. We also entered into agreements to sell seven of these held for sale facilities in March and April 2022 for estimated gross proceeds of $36.5 million. As of March 31, 2022, the remaining 19 facilities in held for sale are all under sales agreements which provide for estimated proceeds of $83.1 million, subject to terms and conditions of such agreements.

The following is a summary of our assets held for sale:

	March 31,	December 31,
	2022	2021
Number of facilities held for sale	26	41
Amount of assets held for sale (in thousands)	$92,762	$261,151

Asset Sales

During the three months ended March 31, 2022, we sold 27 facilities, subject to operating leases, for approximately $332.6 million in net cash proceeds, recognizing a net gain of approximately $113.6 million. One of these facilities was sold to the joint venture that was consolidated in the first quarter of 2022, as discussed further in Note 8 – Variable Interest Entities. The proceeds and gain primarily relate to the sale of the 22 facilities that were previously leased and operated by Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) and were included in assets held for sale as of December 31, 2021. The net cash proceeds from the sale, including related costs accrued for as of the end of the first quarter, were $304.0 million, and we recognized a net gain of approximately $113.5 million. We elected to exit these facilities following Gulf Coast commencing the Chapter 11 bankruptcy process in October 2021. The agreement includes an earnout clause pursuant to which the buyer is obligated to pay an additional $18.7 million to Omega if certain financial metrics are achieved at the facilities in the three years following the sale. As we have determined it is not probable that we will receive any additional funds, we have not recorded any income related to the earnout clause.

Two of the facilities sold during the three months ended March 31, 2022 were previously leased to Guardian and were sold for $3.0 million in gross proceeds, which resulted in a net gain of approximately $0.5 million, in connection with on-going restructuring negotiations and were included in held for sale as of December 31, 2021.

Real Estate Impairments

During the three months ended March 31, 2022, we recorded impairments of approximately $3.5 million on two facilities that were classified as held for sale during the quarter for which the carrying values exceeded the estimated fair values less costs to sell. To estimate the fair value of the facilities determined to be held for sale for the impairments noted above, we utilized a market approach that considered binding sale agreements (a Level 1 input) or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

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

A summary of our net receivables and lease inducements by type is as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Contractual receivables – net	$13,172	$11,259

Effective yield interest receivables	$9,127	$9,590
Straight-line rent receivables	169,028	148,455
Lease inducements	91,837	93,770
Other receivables and lease inducements	$269,992	$251,815

Agemo Holdings, LLC

Agemo Holdings, LLC (“Agemo”) continued to not pay contractual rent and interest due under its lease and loan agreements during the first quarter of 2022. As we already placed Agemo on a cash basis of revenue recognition during the third quarter of 2020, no revenue was recorded during the three months ended March 31, 2022. See Note 6 – Other Investments for additional details on our loans with Agemo. For the three months ended March 31, 2021, Agemo generated approximately 4.6%, respectively, of our total revenues (excluding the impact of write-offs in the first quarter of 2021).

During the three months ended March 31, 2022, the Agemo lease was amended to allow for the extension of the rent deferral through April 2022, which represents an additional deferral of approximately $1.6 million of rent. Additionally, in the first quarter of 2022, we extended the forbearance period from February 28, 2022 to April 30, 2022. The forbearance period was subsequently extended to May 31, 2022.

Guardian Healthcare

Guardian Healthcare (“Guardian”) continued to not make contractual rent and interest payments under its lease and loan agreements during the first quarter of 2022. As we already placed Guardian on a cash basis of revenue recognition in the fourth quarter of 2021, no revenue was recorded during the three months ended March 31, 2022. In the first quarter of 2022, we transitioned eight facilities previously leased to Guardian to two other operators as part of the planned restructuring. Additionally, we also sold two facilities previously leased to Guardian and three facilities previously subject to the Guardian mortgage loan in the first quarter of 2022 as part of on-going restructuring activities. In April 2022, we agreed to a formal restructuring agreement, master lease amendment and mortgage loan amendment with Guardian. As part of the restructuring agreement and amendments, Omega and Guardian agreed to the following:

●	Extend the lease and loan terms to December 31, 2031 and allow Guardian the option to extend the maturity date for both the lease and loan through September 30, 2034,
●	sell 6 facilities subject to the master lease agreement to other operators in exchange for a reduction in base rent equal to 9.5% of the agreed upon fair value of these facilities,
●	require Guardian to purchase one leased facility for $3.5 million before June 30, 2022, with a corresponding reduction in base rent equal to 9.5% of the proceeds,
●	reduce the combined rent and mortgage interest to an aggregate $24.0 million following the completion of sale of the six leased facilities and Guardian repurchase of the one leased facility are completed and
●	allow for the deferral of up to $18.0 million of aggregate rent and interest, effective retrospectively, from October 1, 2021 through April 1, 2022 based on the existence of certain financial conditions, with repayment required after September 30, 2024 based on certain financial metrics and in full by the current lease termination date of December 31, 2031, or the earlier termination of the lease for any reason.

Guardian elected to utilize the allowed deferral in the restructuring agreement for unpaid contractual rent and interest during the period from October 2021 through March 2022 and for a portion of rent and interest in April 2022. In April 2022, Guardian made a partial payment after exhausting the maximum allowable deferral of $18.0 million under the restructuring agreement. Guardian is required to make contractual rent and interest payments going forward under the restructuring agreements. As discussed in Note 3 – Assets Held for Sale, Dispositions and Impairments, the seven leased facilities expected to be sold based on the terms within the restructuring agreement are included in assets held for sale as of March 31, 2022. As of March 31, 2022, we have $7.4 million of letters of credit from Guardian as collateral which could be applied against our uncollected rent and interest receivables. See Note 5 – Mortgage Notes Receivable for additional details on our mortgage with Guardian. For the three months ended March 31, 2021, Guardian generated approximately 3.2% of our total revenues (excluding the impact of straight-line write-offs in the first quarter of 2021).

Other operator updates

From January through March 2022, an operator representing 3.8% and 3.3%, respectively, of total revenue (excluding the impact of write-offs) for the three months ended March 31, 2022 and 2021, did not pay its contractual amounts due under its lease agreement. In March 2022, the lease with this operator was amended to allow for a short-term rent deferral for January through March 2022. The deferred rent balance accrues interest monthly at a rate of 5% per annum. This operator paid the contractual amount due under its lease agreement in April 2022. The operator is required to repay the deferred rent balance and accrued interest by December 31, 2022. Omega holds a $1.0 million letter of credit and a $150.0 thousand security deposit from this operator.

We also have a $20.0 million revolving credit facility with this operator, and the operator paid contractual interest under the facility from January through April 2022. As of March 31, 2022, the total outstanding principal due under the credit facility was $16.0 million. In April 2022, this operator borrowed an additional $1.8 million under the credit facility. The credit facility is secured by a first lien on the accounts receivable of the operator.

In March 2022, another operator, representing 2.3% and 2.1%, respectively, of total revenue (excluding the impact of write-offs) for the three months ended March 31, 2022 and 2021, did not pay its contractual amounts due under its lease agreement. In April 2022, the lease with this operator was amended to allow the operator to apply its $2.0 million security deposit toward payment of March 2022 rent and to allow for a short-term rent deferral for April, 2022 with regular rent payments required to resume in May 2022.

During the first quarter of 2022, we allowed three other operators, representing an aggregate 2.5% and 2.7%, respectively, of total revenue (excluding the impact of write-offs) for the three months ended March 31, 2022 and 2021 to apply $1.3 million of their security deposits to pay rent to accommodate short term liquidity issues, with regular rent payments required to resume shortly thereafter. As of April 30, 2022, all of these operators are current on their lease obligations. These operators also are required to begin replenishing their security deposits in 2023.

Other straight-line receivables and write-offs

During the first quarter of 2022, we wrote-off straight-line rent receivable balances of $3.2 million through rental income as a result of transitioning six facilities to another existing operator.

NOTE 5 – MORTGAGE NOTES RECEIVABLE

As of March 31, 2022, mortgage notes receivable relate to seven fixed rate mortgage notes on 60 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in six states that are operated by six independent healthcare operating companies. We monitor compliance with the terms of our mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Mortgage note due 2027; interest at 11.02%	$82,017	$103,762
Mortgage notes due 2029; interest at 10.81%(1)	656,007	653,564
Other mortgage notes outstanding(2)	150,779	151,361
Mortgage notes receivable, gross	888,803	908,687
Allowance for credit losses on mortgage notes receivable	(69,226)	(73,601)
Total mortgage notes receivable — net	$819,577	$835,086
(1)	Approximates the weighted average interest rate on 45 facilities as of March 31, 2022.
(2)	Other mortgage notes outstanding have a weighted average interest rate of 8.84% per annum as of March 31, 2022 and maturity dates ranging from 2023 through 2032.

Mortgage Note due 2027

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Guardian continued to not pay contractual rent and interest to us during the first quarter of 2022. During the first quarter of 2022, we continued our on-going negotiations to restructure and amend Guardian’s lease and loan agreements. As part of the restructuring negotiations, on February 15, 2022, Guardian completed the sale of three facilities, subject to the Guardian mortgage loan with Omega. Concurrent with the sale, Omega agreed to release the mortgage liens on these facilities in exchange for a partial paydown of $21.7 million. In connection with the partial paydown, we recorded a $5.1 million recovery for credit losses in the first quarter of 2022 related to the Guardian mortgage loan. Following the mortgage paydown and recovery, Omega has reserves of $42.0 million against the loan that reduces the loan carrying value to the estimated fair value of the collateral of $40.0 million. As of March 31, 2022, the mortgage loan is secured by three SNFs and one ALF located in Pennsylvania. In April 2022, we agreed to a formal restructuring agreement and amendments to the master lease and mortgage loan with Guardian. See Note 4 – Contractual Receivables and Other Receivables and Lease Inducements.

NOTE 6 – OTHER INVESTMENTS

Our other investments consist of fixed and variable rate loans to our operators and/or their principals to fund working capital and capital expenditures. These loans may be either unsecured or secured by the collateral of the borrower. A number of the secured loans are collateralized by a leasehold mortgage on, or an assignment or pledge of the membership interest in, the related properties, corporate guarantees and/or personal guarantees. We deem these to be “real estate related loans” that are included as qualifying assets under our quarterly REIT asset tests. As of March 31, 2022, we had 37 loans with 18 different operators. A summary of our other investments is as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Other investment notes due 2024; interest at 13.15% (1)	$92,613	$90,752
Other investment notes due 2030; interest at 7.00%	212,633	201,613
Other investment note due 2023; interest at 12.00%	37,797	40,232
Other investment notes outstanding (2)	19,599	22,076
Real estate related loans - other investments, gross	362,642	354,673
Other investment notes due 2024-2025; interest at 8.12% (1)	55,791	55,791
Other investment notes outstanding (3)	164,491	128,814
Non-real estate related loans - other investments, gross	220,282	184,605
Total other investments, gross	582,924	539,278
Allowance for credit losses on other investments	(75,982)	(69,394)
Total other investments - net	$506,942	$469,884
(1)	Approximates the weighted average interest rate as of March 31, 2022.
(2)	Other investment notes that are real estate related loans have a weighted average interest rate of 11.20% as of March 31, 2022 with maturity dates ranging from 2022 through 2023 (with $10.4 million maturing in 2022).
(3)	Other investment notes that are non-real estate related loans have a weighted average interest rate of 8.08% as of March 31, 2022 with maturity dates ranging from 2022 through 2032 (with $70.5 million maturing in 2022).

Interest revenue on other investment loans is included within other investment income on the Consolidated Statement of Operations. A summary of our other investments income by real estate and non-real estate loans, as defined above, is as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Real estate related loans - interest income	$8,379	$7,706
Non-real estate related loans - interest income	2,215	3,946
Total other investment income	$10,594	$11,652

Other investment notes due 2024-2025

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Agemo continued to not pay contractual rent and interest to us during the first quarter of 2022. We have continued to monitor the fair value of the collateral associated with Agemo’s $25.0 million secured working capital loan (the “Agemo WC Loan”) on a quarterly basis. In the first quarter of 2022, we recorded an additional provision for credit losses of $4.7 million related to the Agemo WC Loan as a result of a reduction in the fair value of the underlying collateral assets supporting the current carrying values. The reduction in fair value of the collateral assets was driven by a reduction in Agemo’s working capital accessible to Omega as collateral, after considering other liens on the assets.

Other investment notes outstanding

Term Loan – $25 million

On March 25, 2022, we entered into a $25.0 million term loan with LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care) that bears interest at a fixed rate of 8.5% per annum and matures on March 31, 2032. The term loan requires quarterly principal payments of $1.3 million commencing January 1, 2028 and is secured by a second priority lien on the accounts receivable of the operator. As of March 31, 2022, the outstanding principal under this term loan was $25.0 million.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the three months ended March 31, 2022 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2021	Provision (recovery) for Credit Loss for the three months ended March 31, 2022		Write-offs charged against allowance for the three months ended March 31, 2022	Allowance for Credit Loss as of March 31, 2022
		(in thousands)
2	Mortgage Notes Receivable	$15	$47		$—	$62
3	Mortgage Notes Receivable	1,973	126		—	2,099
4	Mortgage Notes Receivable	19,461	610		—	20,071
5	Mortgage Notes Receivable	135	(23)		—	112
6	Mortgage Notes Receivable	52,017	(5,135)	(1)	—	46,882
	Sub-total	73,601	(4,375)		—	69,226

3	Investment in Direct Financing Leases	530	5		—	535
	Sub-total	530	5		—	535

2	Other Investments	29	53		—	82
3	Other Investments	4,600	1,063		—	5,663
4	Other Investments	1,172	1,499		—	2,671
5	Other Investments	7,861	4,704	(2)	—	12,565
6	Other Investments	55,732	(731)	(3)	—	55,001
	Sub-total	69,394	6,588		—	75,982

2	Off-Balance Sheet Note Commitments	7	3		—	10
3	Off-Balance Sheet Note Commitments	458	(132)		—	326
4	Off-Balance Sheet Note Commitments	216	(78)		—	138
4	Off-Balance Sheet Mortgage Commitments	117	(106)		—	11
6	Off-Balance Sheet Note Commitments	143	(81)		—	62
	Sub-total	941	(394)		—	547

	Total	$144,466	$1,824		$—	$146,290
(1)	This amount relates to a recovery recorded on the Guardian mortgage loan during the first quarter of 2022. See Note 5 – Mortgage Notes Receivable for additional information on the recovery recorded.
(2)	This provision includes an additional $4.7 million allowance recorded on the Agemo WC Loan during the first quarter of 2022. See Note 6 – Other Investments for additional information on the Agemo WC Loan impairment.
(3)	During the three months ended March 31, 2022, we received $0.7 million of interest and fee payments from Gulf Coast under the $25.0 million senior secured DIP facility, the outstanding principal of which was fully reserved against in the fourth quarter of 2021. The DIP loan is on non-accrual status, and the payments received in the first quarter of 2022 have been applied against the outstanding principal using the cost recovery method. In the first quarter of 2022, we recorded a recovery for credit loss equal to the amount of payments applied against the principal.

A rollforward of our allowance for credit losses for the three months ended March 31, 2021 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2020	Provision (recovery) for Credit Loss for the three months ended March 31, 2021	Write-offs charged against allowance for the three months ended March 31, 2021	Allowance for Credit Loss as of March 31, 2021
		(in thousands)
2	Mortgage Notes Receivable	$88	$(45)	$—	$43
3	Mortgage Notes Receivable	954	(38)	—	916
4	Mortgage Notes Receivable	26,865	(913)	—	25,952
5	Mortgage Notes Receivable	433	(107)	—	326
6	Mortgage Notes Receivable	4,905	—	—	4,905
	Sub-total	33,245	(1,103)	—	32,142

3	Investment in Direct Financing Leases	694	(6)	—	688
	Sub-total	694	(6)	—	688

2	Other Investments	94	(40)	—	54
3	Other Investments	5,113	217	—	5,330
4	Other Investments	24,397	413	—	24,810
5	Other Investments	1,853	(10)	(95)	1,748
	Sub-total	31,457	580	(95)	31,942

2	Off-Balance Sheet Note Commitments	116	5	—	121
3	Off-Balance Sheet Note Commitments	2,305	(538)	—	1,767
4	Off-Balance Sheet Mortgage Commitments	24	38	—	62
	Sub-total	2,445	(495)	—	1,950

	Total	$67,841	$(1,024)	$(95)	$66,722

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2022	2021	2020	2019	2018	2017	2016 & older	Revolving Loans	Balance as of March 31, 2022
		(in thousands)
1	Mortgage notes receivable	$—	$—	$—	$—	$—	$—	$65,054	$—	$65,054
2	Mortgage notes receivable	—	—	21,325	—	—	—	—	—	21,325
3	Mortgage notes receivable	—	72,420	—	—	—	—	—	—	72,420
4	Mortgage notes receivable	—	19,204	89,397	5,084	44,274	46,349	430,373	—	634,681
5	Mortgage notes receivable	—	—	—	—	—	—	6,929	—	6,929
6	Mortgage notes receivable	—	—	—	—	—	—	88,394	—	88,394
	Sub-total	—	91,624	110,722	5,084	44,274	46,349	590,750	—	888,803

3	Investment in direct financing leases	—	—	—	—	—	—	11,384	—	11,384
	Sub-total	—	—	—	—	—	—	11,384	—	11,384

2	Other investments	—	—	—	—	—	—	—	32,800	32,800
3	Other investments	—	—	—	17,341	26,224	—	2,482	249,893	295,940
4	Other investments	25,000	4,749	—	8,525	92,613	—	38,797	—	169,684
5	Other investments	—	—	—	—	29,498	—	—	—	29,498
6	Other investments	—	19,296	—	—	4,463	—	31,243	—	55,002
	Sub-total	25,000	24,045	—	25,866	152,798	—	72,522	282,693	582,924

Total		$25,000	$115,669	$110,722	$30,950	$197,072	$46,349	$674,656	$282,693	$1,483,111

Interest Receivable on Mortgage and Other Investment Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of March 31, 2022, $11.3 million of contractual interest receivable is recorded in contractual receivables – net, and $9.1 million of effective yield interest receivables is recorded in other receivables and lease inducements on our Consolidated Balance Sheets, both of which are excluded from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the first quarter of 2022, we did not recognize any interest income related to loans on non-accrual status as of March 31, 2022.

NOTE 8 – VARIABLE INTEREST ENTITIES

Unconsolidated Variable Interest Entities

We hold variable interests in several variable interest entities (“VIEs”) through our investing and financing activities, which are not consolidated, as we have concluded that we are not the primary beneficiary of these entities as we do not have the power to direct activities that most significantly impact the VIE’s economic performance and/or the variable interest we hold does not obligate us to absorb losses or provide us with the right to receive benefits from the VIE which could potentially be significant.

Below is a summary of our assets, liabilities and collateral associated with these unconsolidated VIEs as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

	(in thousands)
Assets
Real estate assets – net	$1,136,095	$1,144,851
Assets held for sale	—	191,016
Other investments – net	236,334	230,768
Contractual receivables – net	1,310	1,227
Straight-line rent receivables	(37,888)	(41,512)
Lease inducement	62,967	64,307
Other assets	732	—
Total assets	1,399,550	1,590,657

Liabilities
Net in-place lease liability	(299)	(305)
Security deposit	(4,743)	(4,715)
Contingent liability	(43,915)	(43,915)
Other liabilities	(732)	—
Total liabilities	(49,689)	(48,935)

Collateral
Letters of credit	—	—
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,136,095)	(1,335,867)
Total collateral	(1,184,095)	(1,383,867)

Maximum exposure to loss	$165,766	$157,855
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the two working capital loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $23.7 million and $29.2 million as of March 31, 2022 and December 31, 2021, respectively.

In determining our maximum exposure to loss from the unconsolidated VIEs, we considered the underlying carrying value of the real estate subject to leases with the operator and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any, as well as other liabilities recognized with respect to these operators.

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Revenue
Rental income	$20,863	$30,524
Other investment income	3,766	3,945
Total	$24,629	$34,469

Consolidated VIEs

During the first quarter of 2022, we entered into a joint venture, which owns two ALFs, for a $3.2 million cash contribution, representing 52.4% of the outstanding equity of the joint venture. Concurrent with entering the joint venture, we sold one of the ALFs to the joint venture for $7.7 million in net proceeds. The joint venture is a VIE and we have concluded that we are the primary beneficiary of this VIE based on a combination of the ability to direct the activities that most significantly impact the joint venture’s economic performance and the rights to receive residual returns or the obligation to absorb losses arising from the joint venture. Accordingly, this joint venture has been consolidated. Omega is not required to make any additional capital contributions to the joint venture, and it is expected to be funded from the ongoing operations of the underlying properties. As of March 31, 2022, this joint venture has $25.6 million of total assets and $19.6 million of total liabilities, which are included in our Consolidated Balance Sheets. As a result of consolidating the joint venture, in the first quarter of 2022, we recorded a $2.9 million noncontrolling interest to reflect the contributions of the minority interest holder of the joint venture. No gain or loss was recognized on the initial consolidation of the VIE or upon the sale of the ALF to the joint venture.

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in a number of joint ventures that are accounted for under the equity method. These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture. The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	March 31,	December 31,
Entity	%	Date	Investment(1)	Type	3/31/2022	2022	2021
Second Spring Healthcare Investments	15%	11/1/2016	$50,032	SNF	—	$11,565	$11,355
Second Spring II LLC	15%	3/10/2021	10,330	SNF	—	5	8
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	71,014	71,286
Cindat Joint Venture	49%	12/18/2019	105,688	ALF	65	109,381	111,792
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	900	N/A	N/A	273	246
			$240,784			$192,238	$194,687
(1)	Our initial investment includes our transaction costs, if any.

The following table reflects our income (loss) from unconsolidated joint ventures for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Entity	2022	2021

	(in thousands)
Second Spring Healthcare Investments(1)	$285	$11,411
Second Spring II LLC	(2)	(457)
Lakeway Realty, L.L.C.	661	645
Cindat Joint Venture	735	486
OMG Senior Housing, LLC	(83)	(101)
OH CHS SNP, Inc.	27	(154)
Total	$1,623	$11,830
(1)	The income from this unconsolidated joint venture for the three months ended March 31, 2021 includes a $14.9 million gain on sale of real estate investments.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For each of the three months ended March 31, 2022 and 2021, we recognized approximately $0.2 million of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of March 31, 2022 and December 31, 2021:

(in thousands)
Balance as of December 31, 2021	$651,417
Foreign currency translation	(393)
Balance as of March 31, 2022	$651,024

The following is a summary of our intangibles as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

	(in thousands)
Assets:
Above market leases	$5,929	$5,929
Accumulated amortization	(4,365)	(4,313)
Net above market leases	$1,564	$1,616

Liabilities:
Below market leases	$71,072	$66,324
Accumulated amortization	(45,060)	(38,091)
Net below market leases	$26,012	$28,233

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

For the three months ended March 31, 2022 and 2021, our net amortization related to intangibles was $1.6 million and $6.2 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2022 and the subsequent four years is as follows: remainder of 2022 – $3.0 million; 2023 – $3.9 million; 2024 – $3.8 million; 2025 – $3.5 million and 2026 – $2.8 million. As of March 31, 2022, the weighted average remaining amortization period of above market lease assets is approximately ten years and below market lease liabilities is approximately seven years.

NOTE 11 – CONCENTRATION OF RISK

As of March 31, 2022, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 962 healthcare facilities, located in 42 states and the U.K. and operated by 65 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.9 billion at March 31, 2022, with approximately 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 675 SNFs, 163 ALFs, 20 ILFs, 16 specialty facilities and two medical office buildings, (ii) fixed rate mortgages on 56 SNFs, two ALFs and two specialty facilities, and (iii) 26 facilities that are held for sale. At March 31, 2022, we also held other investments of approximately $506.9 million, consisting primarily of secured loans to third-party operators of our facilities and $192.2 million of investments in six unconsolidated joint ventures.

At March 31, 2022 we had investments with two operators or managers that approximated or exceeded 10% of our total investments: Maplewood Senior Living (along with affiliates, “Maplewood”) and LaVie. Maplewood generated approximately 9.0% and 7.5% of our total revenues for the three months ended March 31, 2022 and 2021, respectively. LaVie generated approximately 11.3% and 9.1% of our total revenues for the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, the three states in which we had our highest concentration of investments were Florida (13%), Texas (10%) and Michigan (7%).

NOTE 12 – STOCKHOLDERS’ EQUITY

$500 Million Stock Repurchase Program

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. During the first quarter of 2022, the Company repurchased 980,530 shares of our outstanding common stock at an average price of $27.84 per share. Under Maryland law, shares repurchased become authorized but unissued shares. The Company reduced the common stock at par value and to the extent the cost acquired exceeds par value, it is recorded through additional paid-in capital on our Consolidated Balance Sheets and Consolidated Statements of Changes in Equity.

Dividends

The following is a summary of our declared cash dividends on common stock:

Record	Payment	Dividend per
Date	Date	Common Share
February 7, 2022	February 15, 2022	$0.67
May 2, 2022	May 13, 2022	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three months ended March 31, 2022 and 2021 (in millions):

Three Months Ended	Shares issued	Gross Proceeds
March 31, 2021	0.4	$15.5
March 31, 2022	0.1	2.3

At-The-Market Offering Programs

The following is a summary of the shares issued under our former $500 million 2015 At-The-Market Offering Program (“2015 ATM Program”) and our current $1.0 billion 2021 At-The-Market Offering Program (“2021 ATM Program”) for the three months ended March 31, 2022 and 2021 (in millions except average price per share):

		Average Net Price
Three Months Ended	Shares issued	Per Share(1)	Gross Proceeds	Commissions	Net Proceeds
March 31, 2021	1.6	$37.16	$61.4	$1.3	$60.1
March 31, 2022	—	—	—	—	—
(1)	Represents the average price per share after commissions.

We did not utilize the forward provisions under the 2021 ATM Program during the first quarter of 2022.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the
	Three Months Ended March
	2022	2021

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(24,012)	$(18,427)
Translation (loss) gain	(14,630)	3,530
Realized (loss) gain	(26)	666
Ending balance	(38,668)	(14,231)

Derivative Instruments:
Cash flow hedges:
Beginning balance	30,407	17,718
Unrealized gain	18,612	35,191
Realized gain(1)	966	610
Ending balance	49,985	53,519
Net investment hedges:
Beginning balance	(9,588)	(13,331)
Unrealized gain (loss)	3,847	(3,010)
Ending balance	(5,741)	(16,341)
Total accumulated other comprehensive income before noncontrolling interest	5,576	22,947
Add: portion included in noncontrolling interest	742	283
Total accumulated other comprehensive income for Omega	$6,318	$23,230
(1)	Recorded in interest expense on the Consolidated Statements of Operations.

NOTE 13 – TAXES

Omega was organized, has operated and intends to continue to operate in a manner that enables Omega to qualify for taxation as a REIT under Sections 856 through 860 of the Code. On a quarterly and annual basis, we perform several analyses to test our compliance within the REIT taxation rules. If we fail to meet the requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of the requirements.

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

As a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2021, we distributed dividends in excess of our taxable income.

We currently own stock in certain subsidiary REITs. These subsidiaries are required to individually satisfy all of the rules for qualification as a REIT. If we fail to meet the requirements for qualification as a REIT for any of these subsidiaries, it may cause Omega to fail the requirements for qualification as a REIT also.

We have elected to treat certain of our active subsidiaries as taxable REIT subsidiaries (“TRSs”). Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes and may be subject to current-year income inclusion relating to ownership of a controlled foreign corporation for U.S. income tax purposes.

As of March 31, 2022, one of our domestic TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $10.3 million. Our domestic NOL carry-forward was fully reserved as of March 31, 2022, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

As discussed in Note 2 – Real Estate Assets, in connection with the acquisition of one U.K. entity in the first quarter of 2022, we acquired foreign net operating losses of $55.0 million resulting in a NOL deferred tax asset of $13.4 million. The NOLs have no expiration date and may be available to offset future taxable income. We believe these foreign NOLs are realizable under a “more likely than not” measurement and have not recorded a valuation allowance against the deferred tax asset.

The following is a summary of deferred tax assets and liabilities (which are recorded in other assets and accrued expenses and other liabilities, respectively, in our Consolidated Balance Sheets):

	March 31,	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
U.S. Federal net operating loss carryforward	$2,156	$2,221
Foreign net operating loss carryforward	13,374	—
	15,530	2,221
Deferred tax liability:
Foreign deferred tax liability (1)	(7,883)	(8,200)
Valuation allowance on deferred tax asset	(2,156)	(2,221)
Net deferred tax asset (liability)	$5,491	$(8,200)
(1)	The deferred tax liability primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition.

The following is a summary of our provision for income taxes:

	Three Months Ended
	March 31,
	2022	2021

	(in millions)
Provision for federal, state and local income taxes	$0.3	$0.3
Provision for foreign income taxes	0.9	0.7
Total provision for income taxes (1)	$1.2	$1.0
(1)	The above amounts do not include gross receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

Stock-based compensation expense was $6.9 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations.

We granted 31,685 time-based restricted stock units (“RSUs”) and 170,294 time-based profits interest units (“PIUs”) during the first quarter of 2022 to certain officers and key employees, and those units vest on December 31, 2024 (three years after the grant date), subject to continued employment and vesting in certain other events.

We also granted 1,545,070 performance-based PIUs during the first quarter of 2022 to certain officers and key employees, which are earned based on the level of performance over the performance period (normally three years) and vest quarterly in the fourth year, subject to continued employment and vesting in certain other events.

Time-based and performance-based grants made to named executive officers and key employees that meet certain conditions under the Company’s retirement policy (length of service, age, etc.) vest on an accelerated basis pursuant to the 2018 Stock Incentive Plan.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		March 31,	March 31,	December 31,
	Maturity	2022	2022	2021

			(in thousands)
Secured borrowings:
HUD mortgages(1)(2)	2046-2052	3.01%	$357,910	$359,806
2022 term loan(3)	2022	4.00%	2,275	2,275
2024 term loan(4)	2024	6.00%	19,459	—
Total secured borrowings			379,644	362,081

Unsecured borrowings:
Revolving credit facility(5)(6)	2025	1.82%	354,888	—

Senior notes and other unsecured borrowings:
2023 notes(5)	2023	4.375%	350,000	350,000
2024 notes(5)	2024	4.950%	400,000	400,000
2025 notes(5)	2025	4.500%	400,000	400,000
2026 notes(5)	2026	5.250%	600,000	600,000
2027 notes(5)	2027	4.500%	700,000	700,000
2028 notes(5)	2028	4.750%	550,000	550,000
2029 notes(5)	2029	3.625%	500,000	500,000
2031 notes(5)	2031	3.375%	700,000	700,000
2033 notes(5)	2033	3.250%	700,000	700,000
OP term loan(7)(8)	2025	1.91%	50,000	50,000
Deferred financing costs – net			(25,804)	(26,980)
Discount – net			(30,357)	(31,565)
Total senior notes and other unsecured borrowings – net			4,893,839	4,891,455

Total unsecured borrowings – net			5,248,727	4,891,455

Total secured and unsecured borrowings – net(9)(10)			$5,628,371	$5,253,536
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at March 31, 2022. Secured by real estate assets with a net carrying value of $537.8 million as of March 31, 2022.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Borrowing is the debt of a consolidated joint venture.
(4)	Borrowing is the debt of the consolidated joint venture discussed in Note 8 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing is secured by two ALFs which are owned by the joint venture.
(5)	Guaranteed by Omega OP.
(6)	As of March 31, 2022, borrowings under Omega’s $1.45 billion senior unsecured multicurrency revolving credit facility consisted of $110.0 million U.S. dollars (“USD”) and £186.0 million British Pounds Sterling (“GBP”). The interest rate presented reflects the weighted average interest rate on the borrowings under the revolving credit facility denominated in USD and GBP.
(7)	Omega OP is the obligor on this borrowing.
(8)	The interest rate swaps, that were cash flow hedges of Omega OP’s $50.0 million senior unsecured term loan facility (the “OP term loan”) interest payments and that effectively fixed the interest rate at 3.29%, matured on February 10, 2022.
(9)	All borrowings are direct borrowings of Parent unless otherwise noted.
(10)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2022 and December 31, 2021, we were in compliance with all applicable covenants for our borrowings.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of March 31, 2022, we have five forward starting swaps with $400.0 million in notional value designated as cash flow hedges and four forward currency forwards with £174.0 million in notional value designated as net investment hedges.

Two of our interest rate swaps that were entered into in May 2019 with aggregate notional amounts of $50.0 million matured on February 10, 2022. These interest rate swap contracts were designated as hedges against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP term loan.

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	March 31,	December 31,
	2022	2021

Cash flow hedges:	(in thousands)
Other assets	$53,394	$32,849
Accrued expenses and other liabilities	$—	$96

Net investment hedges:
Other assets	$10,601	$6,754

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

At March 31, 2022 and December 31, 2021, the net carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$10,849	$10,849	$10,873	$10,873
Mortgage notes receivable – net	819,577	841,432	835,086	869,715
Other investments – net	506,942	516,639	469,884	476,664
Total	$1,337,368	$1,368,920	$1,315,843	$1,357,252
Liabilities:
Revolving credit facility	$354,888	$354,888	$—	$—
2022 term loan	2,275	2,275	2,275	2,275
2024 term loan	19,459	19,750	—	—
OP term loan	49,686	50,000	49,661	50,000
4.375% notes due 2023 – net	349,242	355,534	349,100	365,243
4.95% notes due 2024 – net	397,978	408,984	397,725	427,184
4.50% notes due 2025 – net	397,875	406,980	397,685	427,440
5.25% notes due 2026 – net	597,319	622,896	597,142	667,524
4.50% notes due 2027 – net	692,739	714,903	692,374	766,003
4.75% notes due 2028 – net	544,160	559,916	543,908	607,249
3.625% notes due 2029 – net	490,983	472,485	490,681	519,430
3.375% notes due 2031 – net	684,040	641,347	683,592	705,810
3.25% notes due 2033 – net	689,817	610,575	689,587	683,151
HUD mortgages – net	357,910	344,769	359,806	394,284
Total	$5,628,371	$5,565,302	$5,253,536	$5,615,593

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2021). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving credit facility, OP term loan, 2022 term loan and 2024 term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.

●	Subordinated debt: The fair value of our borrowings under these agreements are estimated using a present value technique based on inputs from trading activity provided by a third-party (Level 2).
●	HUD mortgages: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

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

Other

Gulf Coast Subordinated Debt

In August 2021, we filed suit in the Circuit Court for Baltimore County (the “Court”) against the holders of certain Subordinated Debt associated with our Gulf Coast master lease agreement, following an assertion by the holders that our prior exercise of offset rights in connection with Gulf Coast’s non-payment of rent had resulted in defaults under the terms of the Subordinated Debt. The suit seeks a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by a subsidiary of Omega (“Omega Obligor”) under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt may be (and was) offset in full as of December 31, 2021. In October 2021, the defendants in the case filed a motion to dismiss for lack of personal jurisdiction. A hearing was held on such motion on February 25, 2022, but the decision was taken under advisement. While Omega believes Omega Obligor is entitled to the enforcement of the offset rights sought in the action, the outcome of litigation is unpredictable, and Omega cannot predict the outcome of the declaratory judgment action, irrespective of whether it is litigated in the Court or, if the motion to dismiss for lack of personal jurisdiction is granted, in another court.

Lakeway Realty, L.L.C.

In September 2016, MedEquities received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Hospital or by providers with financial relationships with Lakeway Hospital. As a result of the acquisition of MedEquities, the Company owns a 51% interest in an unconsolidated partnership that owns Lakeway Hospital, Lakeway Realty, L.L.C. The CID requested certain documents and information related to the acquisition and ownership of Lakeway Hospital through Lakeway Realty, L.L.C. The Company has learned that the DOJ is investigating MedEquities’ conduct in connection with its investigation of financial relationships related to Lakeway Hospital, including allegations by the DOJ that these relationships violate and continue to violate the Anti-Kickback Statute and, as a result, related claims submitted to federal payors violated and continue to violate the False Claims Act. The Company is cooperating fully with the DOJ in connection with the CID and has produced all of the information that has been requested to date.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events.  As of March 31, 2022, our maximum funding commitment under these indemnification agreements was approximately $5.6 million. Claims under these indemnification agreements may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2022, are outlined in the table below (in thousands):

Total commitments	$752,891
Amounts funded to date (1)	(532,002)
Remaining commitments (2)	$220,889
(1)	Includes finance costs.
(2)	This amount excludes our remaining commitments to fund under our other investments of approximately $41.2 million.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March
	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net income	$195,156	$164,366
Deduct: net income attributable to noncontrolling interests	(5,549)	(4,388)
Net income available to common stockholders	$189,607	$159,978
Denominator:
Denominator for basic earnings per share	239,527	232,572
Effect of dilutive securities:
Common stock equivalents	963	944
Noncontrolling interest – Omega OP Units	7,066	6,391
Denominator for diluted earnings per share	247,556	239,907

Earnings per share - basic:
Net income available to common stockholders	$0.79	$0.69
Earnings per share – diluted:
Net income	$0.79	$0.69

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$491,247	$51,376
Restricted cash	3,534	4,522
Cash, cash equivalents and restricted cash at end of period	$494,781	$55,898

Supplemental information:
Interest paid during the period, net of amounts capitalized	$60,478	$67,538
Taxes paid during the period	$1,716	$1,509

Non-cash investing activities:
Non-cash acquisition of real estate	$(11,133)	$—

Non-cash financing activities:
Non-cash contribution from noncontrolling interest holder in consolidated joint venture	$2,903	$—
Change in fair value of cash flow hedges	$24,489	$36,672
Remeasurement of debt denominated in a foreign currency	$(320)	$3,010

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors Affecting Future Results

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Omega Healthcare Investors, Inc. and its consolidated subsidiaries.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the impact of the COVID-19 pandemic on our business and the business of our operators, including without limitation, the extent and duration of the COVID-19 pandemic, increased costs, staffing shortages and decreased occupancy levels experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection therewith, the ability of operators to comply with infection control and vaccine protocols, the long-term impact of vaccination on facility infection rates, and the extent to which continued government support may be available to operators to offset such costs and the conditions related thereto;
(4)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(5)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(6)	the availability and cost of capital to us;
(7)	changes in our credit ratings and the ratings of our debt securities;
(8)	competition in the financing of healthcare facilities;
(9)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(10)	additional regulatory and other changes in the healthcare sector;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates and the impact of inflation;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(17)	our ability to maintain our status as a REIT; and
(18)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega,” or “Company,” “we,” “our,” or “us”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of March 31, 2022, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs, ALFs, and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of our long-term leases and mortgage loans with healthcare operating companies and affiliates (collectively, our “operators”). All of our mortgages are secured by first liens on the underlying real estate and personal property of the operators. In addition to our core investments, we selectively make loans to operators for working capital and capital expenditures. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

COVID-19 Pandemic Update

The COVID-19 pandemic has continued to significantly and adversely impact SNFs and long-term care providers due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve. As a result, many of our operators have been and may continue to be significantly impacted by the pandemic. Agemo Holdings, LLC (“Agemo”), Guardian Healthcare (“Guardian”) and Gulf Coast Health Care LLC (together with certain affiliates, “Gulf Coast”), three operators that failed to make contractual payments under their lease and loan agreements for periods of 2021, continued to not make payments during the first quarter of 2022. During the first quarter of 2022, two new operators, representing an aggregate of 6.1% of total revenue (excluding the impact of write-offs) for the three months ended March 31, 2022, missed contractual rent payments during the period, and we have agreed to short term deferrals with these two operators, as well as allowed one of these operators to apply its security deposit to pay rent, as discussed further in “Collectibility Issues” below. Additionally, we allowed three other operators, representing an aggregate 2.5% of total revenue (excluding the impact of write-offs) for the three months ended March 31, 2022, to apply $1.3 million of their security deposits to pay rent to accommodate short term liquidity issues, with regular rent payments required to resume shortly thereafter.

We believe these operators were impacted by, among other things, reduced revenue as a result of lower occupancy and increased expenses resulting from the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support. We remain cautious as the COVID-19 pandemic continues to have a significant impact on our operators and their financial conditions, particularly given continued uncertainty regarding the availability of sufficient government support and trend of reduced federal support to our operators beginning in 2021, the persistence of staffing shortages that continue to impact our operators’ occupancy levels and profitability, the impact of governmental vaccine mandates for staff on these ongoing staffing shortages, other factors that may impact virus transmission in our facilities, including genetic mutations of the virus into new variants, the commencement in April 2021 for many of our operators of the repayment of accelerated payments of Medicare funds that were previously received as Advanced Medicare payments in 2020 and the commencement in December 2021 of repayment of deferred FICA obligations.

As of April 27, 2022, our operators have reported a decline in cases of COVID-19 involving employees and residents from the high caseload experienced in January 2022 driven by the Omicron variant. Our operators reported, as of April 27, 2022, cases of COVID-19 within 151, or 16.1%, of our 939 operating facilities as of December 31, 2021, which includes cases involving employees and residents.

We caution that we have not independently validated any such facility virus incidence information, which may be reported on an inconsistent basis by our operators, and we can provide no assurance regarding the information’s accuracy or that there have not been any changes since the time it was obtained from our operators; we also undertake no duty to update this information. It remains uncertain to what extent vaccination programs for COVID-19 and any booster doses will mitigate the effects of COVID-19 in our facilities, particularly with regard to new variants of the virus, the impact of governmental vaccine mandates for staff on ongoing staffing shortages in our facilities and other factors that impact virus transmission in our facilities. The impact of these programs will depend in part on the continued efficacy and delivery of the vaccine and booster doses in our facilities, compliance with staff vaccination requirements and participation levels in vaccination programs among the residents and employees of our operators and in the communities in which they operate.

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

The federal government announced in August and September 2021 that it would be requiring SNF and healthcare workers to be vaccinated against COVID-19 and issued an emergency implementing regulation effective November 5, 2021 requiring covered healthcare facilities to ensure eligible staff have received a first vaccine dose as of December 5, 2021 and a second dose of a two-dose vaccine as of January 4, 2022, with certain permitted exemptions in alignment with federal law, which were subsequently extended by the U.S. Centers for Medicare and Medicaid Services by between one to two months depending on the applicable state. Our operators have reported increases in staff vaccination rates during the first quarter of 2022; however, we expect that such mandates may exacerbate ongoing staffing shortages in skilled nursing and senior housing facilities. In addition, operators who do not achieve full compliance with the requirements may face potential survey issues and penalties. At this time, there is significant uncertainty regarding the impact of such developments.

In addition, our facilities, on average, have experienced declines, in some cases that are material, in occupancy levels as a result of the pandemic. Occupancy in our facilities has generally improved on average since early 2021, with a slight reduction in growth in late 2021 and early 2022 due to the impact of new variants; however, average occupancy has not returned to pre-pandemic levels. It remains unclear when and the extent to which demand and occupancy levels will return to pre-COVID-19 levels. We believe these challenges to occupancy recovery may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While substantial government support, primarily through the federal CARES Act in the U.S. and distribution of PPE, vaccines and testing equipment by federal and state governments, was allocated to SNFs and to a lesser extent to ALFs in 2020, federal relief efforts were limited in 2021 as have been relief efforts in certain states. We believe further government support will be needed to continue to offset these impacts, which may take the form of stimulus or reimbursement rate adjustments to reflect sustained cost changes experienced by operators. It is unclear whether and to what extent such government support will continue to be sufficient and timely to offset these impacts. In particular, while $25.5 billion in federal funding for healthcare providers impacted by COVID-19 was announced in September 2021 with distributions beginning in late 2021, it remains unclear the extent to which these funds or remaining unallocated funds under the Public Health and Social Services Emergency Fund (“Provider Relief Fund”) will be distributed to our operators in any meaningful way, whether additional funds will be added to the Provider Relief Fund or otherwise allocated to healthcare operators or our operators, or whether additional Medicaid funds under the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) or other Medicare or Medicaid reimbursement rates changes in the U.S. will ultimately support reimbursement to our operators. Further, to the extent the cost and occupancy impacts on our operators continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.

There are a number of uncertainties we face as we consider the continuing impact of COVID-19 on our business, including how long census disruption and elevated COVID-19 costs will last, the impact of vaccination programs, including booster doses, and participation levels in those programs in reducing the spread of COVID-19 in our facilities, the impact of genetic mutations of the virus into new variants on our facilities, the impact of vaccine mandates on ongoing staffing shortages in our facilities, and the extent to which funding support from the federal government and the states will continue to offset these incremental costs as well as lost revenues. Notwithstanding vaccination programs, we expect that heightened clinical protocols for infection control within facilities will continue for some period; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring.

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

Other Trends and Conditions

In addition to the impacts of COVID-19 discussed above, our operators have been and are likely to continue to be adversely affected by labor shortages and increased labor costs. In addition, our operations have also been and are likely to continue to be impacted by increased competition for the acquisition of facilities in the U.S., which has decreased the number of investment opportunities that would be accretive to our portfolio. As part of our continuous evaluation of our portfolio and in connection with certain operator restructuring transactions, we expect to continue to opportunistically sell assets, or portfolios of assets, from time to time.

Government Regulation and Reimbursement

The following information supplements and updates, and should be read in conjunction with, the information contained under the caption Item 1. Business – Government Regulation and Reimbursement in our Annual Report on Form 10-K for the year ended December 31, 2021.

The healthcare industry is heavily regulated. Our operators, which are primarily based in the U.S., are subject to extensive and complex federal, state and local healthcare laws and regulations; we also have several U.K.-based operators which are subject to a variety of laws and regulations in their jurisdiction. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act, among others.

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through July 15, 2022, allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions have contributed, and may continue to contribute, to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion.

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

In further response to the pandemic, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that were attributable to coronavirus. As part of the $178 billion, in May 2020, HHS announced that approximately $9.5 billion in targeted distributions would be made available to eligible SNFs, approximately $2.5 billion of which were composed of performance-based incentive payments tied to a facility’s infection rate. Further, in September 2021, HHS announced the release of $25.5 billion in provider funding, including $17 billion of the $178 billion previously authorized through the CARES Act and $8.5 billion for rural providers, including those with Medicaid and Medicare patients, through the American Rescue Plan Act. The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements. Also in September 2021, the Centers for Disease Control and Prevention (“CDC”) announced it would allocate $500 million to staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks.

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

Additionally, CMS suspended Medicare sequestration payment adjustments, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020 through December 31, 2020, but also extended sequestration through 2030. The Bipartisan-Bicameral Omnibus COVID Relief Deal that passed in December 2020 further extended the suspension of the Medicare sequestration until March 31, 2021, and it most recently has been further extended from December 31, 2021 through March 31, 2022, resulting in a 1% cut in Medicare reimbursement for the three months starting April 1, 2022 and the full 2% sequester resuming July 1, 2022. While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

Quality of Care Initiatives and Additional Requirements Related to COVID-19.  In addition to COVID-19 reimbursement changes, several regulatory initiatives announced in 2020 and 2021 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In August 2021, CMS announced it was developing an emergency regulation requiring staff vaccinations within the nation’s more than 15,000 Medicare and Medicaid-participating nursing homes, and in September 2021, CMS further announced that the scope of the regulation will be expanded to include workers in hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. In addition, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Additionally, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of the nursing home reforms announced in the 2022 State of the Union Address. Although the American Rescue Plan Act did not allocate specific funds to SNF or ALF providers, approximately $200 million was allocated to quality improvement organizations to provide infection control and vaccination uptake support to SNFs and $500 million has been allocated by the CDC to staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020 and 2021. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry. The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. These initiatives, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in legislation imposing additional requirements on our operators.

Reimbursement Generally:

Medicaid.  The American Rescue Plan Act contains several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. For example, the American Rescue Plan Act increases the FMAP by 10 percentage points for state home and community-based services expenditures beginning April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. As a condition for receiving the FMAP increase, states must enhance, expand, or strengthen their Medicaid home and community-based services program during this period. These potential enhancements to Medicaid reimbursement funding may be offset in certain states by state budgetary concerns, the ability of the state to allocate matching funds and to comply with the new requirements, the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic, and the potential allocation of state Medicaid funds available for reimbursement away from SNFs in favor of home and community-based programs. These challenges may particularly impact us in states where we have a larger presence, including Florida and Texas. In Texas in particular, several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Our operators in Texas may also be adversely impacted by the expected expiration of an add-on by the state to the daily reimbursement rate for Medicaid patients that will terminate upon expiration of the federally declared public health emergency. In Florida, while added support to our operators during the pandemic has generally been limited, approximately $100 million in additional FMAP funds for nursing homes was approved by the State in November 2021, with the funds to be distributed through increased Medicaid payment rates over a three-month period. In addition, on April 6, 2022, the State of Florida enacted staffing reforms for SNFs that may provide additional flexibility to our operators in meeting minimum staffing requirements by using supplemental staff. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

Medicare.  On July 29, 2021, CMS issued a final rule regarding the government fiscal year 2022 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $410 million, or 1.2%, for fiscal year 2022 compared to fiscal year 2021. This estimated reimbursement increase is attributable to a 2.7% market basket increase factor less a 0.8 percentage point forecast error adjustment and a 0.7 percentage point productivity adjustment, and a $1.2 million decrease due to the proposed reduction to the SNF prospective payment system rates to account for the recent blood-clotting factors exclusion. The annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $184.25 million in fiscal year 2022. While Medicare reimbursement rate setting, which takes effect annually each October, has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current inflation rates remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by non-inflationary factors, including any adjustments related to the impact of various payment models, such as those described below.

Payments to providers continue to be increasingly tied to quality and efficiency. The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. CMS intended PDPM to be revenue-neutral to operators, with future Medicare reimbursement reductions possible if that was not the case. In April 2022, CMS put out a proposal for comment, which included an adjustment to obtain that revenue neutrality as early as the 2023 rate setting period; however, that proposal may change significantly prior to adoption. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

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

2022 and Recent Highlights

Investments

●	We acquired $108.5 million of real estate assets which included 30 facilities during the three months ended March 31, 2022. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 8% and 9.5%.
●	We invested $18.2 million under our construction-in-progress and capital improvement programs during the three months ended March 31, 2022.
●	In the first quarter of 2022, we advanced $2.8 million under existing mortgage loans.

Dispositions and Impairments

●	In the first quarter of 2022, we sold 27 facilities for approximately $332.6 million in net cash proceeds, recognizing a net gain of approximately $113.6 million. One of these facilities was sold to the joint venture that was consolidated in the first quarter of 2022. The proceeds and gain primarily relate to the sale of 22 facilities that were previously leased and operated by Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) and were included in assets held for sale as of December 31, 2021. The net cash proceeds from the sale, including certain costs accrued as of the end of the first quarter, were $304.0 million, and we recognized a net gain of approximately $113.5 million.
●	In the first quarter of 2022, we recorded impairments on real estate properties of approximately $3.5 million on two facilities primarily as a result of reclassifying facilities to held for sale.
●	In March 2022, we reclassified seven facilities leased to Guardian Healthcare (“Guardian”) to held for sale in connection with the planned restructuring. We also entered into agreements to sell seven of these held for facilities in March and April 2022 for estimated gross proceeds of $36.5 million. As of March 31, 2022, the remaining 19 facilities in held for sale are all under sales agreements which provide for estimated proceeds of $83.1 million, subject to terms and conditions of such agreements.

Financing Activities

●	In January 2022, our Board authorized the repurchase of up to $500 million of our outstanding common stock, from time to time, through March 2025. During the first quarter of 2022, the Company repurchased 980,530 shares of our outstanding common stock at an average price of $27.84 per share. In April 2022, the Company repurchased 3.9 million of our outstanding common stock for $106.1 million.

Other Highlights

●	During the first quarter of 2022, we made $25.8 million of new other investment loans with a weighted average interest rate of 8.5%. Of the $25.8 million, $25 million relates to a term loan entered into with LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care) that bears interest at a fixed rate of 8.5% per annum and matures on March 31, 2032. During the first quarter of 2022, we also advanced $72.2 million under existing other investment loans. Of the $72.2 million, $47.4 million related to a revolving working capital loan which also had repayments of $48.1 million during the first quarter of 2022.
●	In 2022, Omega was again included in the Bloomberg Gender-Equality Index (GEI) – one of only 418 companies worldwide, and fewer than 15 U.S. REITs, to be included in the 2022 index.

Collectibility Issues

●	During the first quarter of 2022, Agemo Holdings, LLC (“Agemo”) continued to not pay contractual rent and interest due under its lease and loan agreements. As Agemo was already placed on a cash basis of revenue recognition during the third quarter of 2020, no revenue was recorded during the three months ended March 31, 2022. In the first quarter of 2022, we recorded a provision for credit losses of $4.7 million related to the $25.0 million secured working capital loan as a result of a reduction in the fair value of the underlying collateral assets supporting the current carrying values.
●	During the first quarter of 2022, Guardian Healthcare (“Guardian”) continued to not make contractual rent and interest payments under its lease and loan agreements. As Guardian was already placed on a cash basis of revenue recognition in the fourth quarter of 2021, no revenue was recorded during the three months ended March 31, 2022. We recorded a $5.1 million recovery for credit losses in the first quarter of 2022 on the Guardian mortgage loan in connection with a $21.7 million principal repayment on the loan from the proceeds of the sale of three of the mortgage facilities. We also transitioned or sold 10 facilities that were previously leased to Guardian in the first quarter of 2022 in connection with on-going restructuring activities. In April 2022, we agreed to a formal restructuring agreement, master lease amendment and mortgage loan amendment with Guardian. As part of the restructuring agreement and amendments, Omega and Guardian agreed to, among other things, allow for the deferral of up to $18.0 million of aggregate rent and interest, effective retrospectively, with repayment required after September 30, 2024 and to reduce the combined rent and mortgage interest to an aggregate $24.0 million following the completion of the sale of those seven facilities. Guardian made a partial payment in April 2022 after exhausting the maximum allowable deferral of $18.0 million under the restructuring agreement.
●	From January through March 2022, an operator, representing 3.8% and 3.3%, respectively, of total revenue (excluded the impact of write-offs) for the three months ended March 31, 2022 and 2021, did not pay its contractual amounts due under its lease agreement. In March 2022, the lease with this operator was amended to allow for a short-term rent deferral for January through March 2022. This operator paid the contractual amount due under its lease agreement in April 2022. Omega holds a $1.0 million letter of credit and a $150 thousand security deposit from this operator. The operator remains current on its loan obligations, which are secured by a first lien on the accounts receivable of the operator.
●	In March 2022, another operator representing 2.3% and 2.1%, respectively, of total revenue (excluding the impact of write-offs) for the three months ended March 31, 2022 and 2021, did not pay its contractual amounts due under its lease agreement. In April 2022, the lease with this operator was amended to allow the operator to apply its $2.0 million security deposit in order to pay March 2022 rent and to allow for a short-term rent deferral for April 2022, with regular rent payments required to resume in May 2022.
●	During the first quarter of 2022, we allowed three other operators, each representing 2.5% and 2.7%, respectively, of total revenue (excluding the impact of write-offs) for the three months ended March 31, 2022 and 2021 to apply $1.3 million of their security deposits to pay rent in order to accommodate short term liquidity issues, with regular rent payments required to resume shortly thereafter. As of April 30, 2022, all of these operators are current on their lease obligations. These operators are required to begin replenishing their security deposits in 2023.
●	During the first quarter of 2022, we wrote off straight-line rent receivable balances of $3.2 million through rental income as a result of transitioning six facilities to another existing operator.

Dividends

●	On April 21, 2022, the Board of Directors declared a cash dividend for the quarter ended March 31, 2022 of $0.67 per share.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2022 and 2021

Revenues

Our revenues for the three months ended March 31, 2022 totaled $249.3 million, a decrease of approximately $24.5 million over the same period in 2021. Included below is a description of the material changes in revenues for three months ended March 31, 2022 compared to the same period in 2021:

●	Rental income was $216.9 million, a decrease of $20.9 million over the same period in 2021. The decrease was primarily the result of (i) a $17.4 million decrease relating to two cash basis operators, Agemo and Guardian, from which we received no rental payments and recorded no revenue for in the first quarter of 2022; (ii) a $7.3 million decrease as a result of recognizing no rental income associated with the 24 facilities previously leased to Gulf Coast in the first quarter of 2022, as 23 of the facilities were temporarily transitioned to another operator in December 2021 that was not required to pay contractual rent during the transition period, as a part of the chapter 11 bankruptcy process; and (iii) a $4.6 million decrease resulting from the acceleration of certain in-place lease liabilities due to facility transitions. The overall decrease in rental income was partially offset by (i) a $6.4 million increase due to additional rental income in the first quarter of 2022 from acquisitions and construction in progress facilities being placed in service and (ii) a net increase of $1.8 million due to lease extensions, facility transitions and sales.
●	Mortgage interest income was $20.5 million, a decrease of $3.1 million over the same period in 2021. The decrease was primarily the result of recognizing no interest income in the first quarter of 2022 on the Guardian mortgage loan with $82.0 million of principal outstanding as of March 31, 2022. The loan was placed on non-accrual status in the fourth quarter of 2021, with all payments received (none in the first quarter of 2022) applied directly to principal under the cost recovery method.

Expenses

Our expenses for the three months ended March 31, 2022 totaled $167.7 million, a decrease of approximately $23.4 million over the same period in 2021. Included below is a description of the material changes in expenses for three months ended March 31, 2022 compared to the same period in 2021:

●	Our depreciation and amortization expense was $82.8 million, a $2.1 million decrease over the same period in 2021. The decrease primarily relates to facility sales and facilities reclassified to assets held for sale, such as the 22 Gulf Coast facilities that were sold in the first quarter of 2022, partially offset by facility acquisitions and capital additions.
●	Our impairment on real estate properties was $3.5 million, a decrease of $25.2 million over the same period in 2021. The 2022 impairments were recognized in connection with reclassifying two facilities to held for sale in the first quarter to reduce their net book value to the estimated fair value less costs to sell. The 2021 impairments related to four facilities, three of which were recognized in connection with reclassifying the facilities to assets held for sale.

●	Our provision for credit losses was $1.8 million, a $2.8 million increase over the same period in 2021. The increase was primarily as a result of additional reserves taken against a loan outstanding to Agemo (see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Collectibility Issues), increases in loan balances and increases in loss rates in the first quarter of 2022 compared to the same period in 2021 partially offset by recoveries for cash collections and paydowns received on the Guardian mortgage (see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Collectibility Issues).

Other Income (Expense)

For the three months ended March 31, 2022, total other income was $113.2 million, an increase of approximately $42.3 million over the same period in 2021. The decrease was mainly due to: (i) a $29.7 million loss on debt extinguishment in the first quarter of 2021 primarily related to fees, premiums and expenses related to the purchase of $350 million of the 4.375% Senior Notes due 2023 during the first quarter of 2021 and (ii) $13.3 million increase in gain on assets sold related to the sale of 27 facilities in the first quarter of 2022 compared to the sale of 24 facilities during the same period in 2021.

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

The following table presents our Nareit FFO results for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net income	$195,156	$164,366
Deduct gain from real estate dispositions	(113,637)	(100,342)
Deduct gain from real estate dispositions - unconsolidated joint ventures	—	(14,924)
	81,519	49,100
Elimination of non-cash items included in net income:
Depreciation and amortization	82,752	84,849
Depreciation – unconsolidated joint ventures	2,896	3,361
Add back impairments on real estate properties	3,511	28,689
Add back impairments on real estate properties - unconsolidated joint ventures	—	4,178
Add back unrealized loss on warrants	—	72
Nareit FFO	$170,678	$170,249

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest receipts, existing availability under our revolving credit facility, proceeds from our DRSPP and the $1.0 billion 2021 At-The-Market Offering Program (“2021 ATM Program”), facility sales, and proceeds from mortgage and other investment payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), mortgage and other investment loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At March 31, 2022, we had total assets of $10.0 billion, total equity of $4.1 billion and total debt of $5.7 billion in our consolidated financial statements, with such debt representing approximately 57.9% of total capitalization.

Debt

At March 31, 2022, the weighted-average annual interest rate of our debt was 3.96%. Additionally, as of March 31, 2022, 92% of our debt with outstanding principal balances has fixed interest payments.

Two of our interest rate swaps that were entered into in May 2019 with aggregate notional amounts of $50.0 million matured on February 10, 2022. These interest rate swap contracts were designated as hedges against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP term loan.

As of March 31, 2022, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving credit facility accrues interest and fees at a rate per annum equal to LIBOR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s and S&P Global may have a negative impact on the interest rates and fees for our revolving credit facility.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2022 and December 31, 2021, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued approximately $4.9 billion aggregate principal of senior notes outstanding at March 31, 2022 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of March 31, 2022, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At March 31, 2022, we had approximately 238.2 million shares of common stock outstanding, and our shares had a market value of $7.4 billion. The following is a summary of activity under our equity programs during the three months ended March 31, 2022:

●	In January 2022, our Board authorized the repurchase of up to $500 million of our outstanding common stock, from time to time, through March 2025. During the first quarter of 2022, the Company repurchased 980,530 shares of our outstanding common stock at an average price of $27.84 per share.
●	We did not issue any shares of common stock under our 2021 ATM Program during the three months ended March 31, 2022. We did not utilize the forward provisions under the 2021 ATM Program during the three months ended March 31, 2022. We have $929.9 million of sales remaining under the 2021 ATM Program as of March 31, 2022.
●	We issued 79.9 thousand shares of common stock under DRSPP during the three months ended March 31, 2022. Aggregate gross proceeds from these sales were $2.3 million during the first quarter of 2022.

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

For the three months ended March 31, 2022, we paid dividends of approximately $160.6 million to our common stockholders. On February 15, 2022, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 7, 2022.

Material Cash Requirements

During the three months ended March 31, 2022, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report.

As of March 31, 2022, we had $220.9 million of commitments to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. Additionally, we have commitments to fund $41.2 million of advancements under existing other investment loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

Other Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 9 to the Consolidated Financial Statements – Investments in Joint Ventures. Our risk of loss is generally limited to our investment in the joint venture and any outstanding loans receivable. We use derivative instruments to hedge interest rate and foreign currency exchange rate exposure as discussed in Note 15 – Derivatives and Hedging in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $494.8 million as of March 31, 2022, an increase of $470.4 million as compared to the balance at December 31, 2021. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $132.2 million of net cash flow for the three months ended March 31, 2022, as compared to $176.0 million for the same period in 2021, a decrease of $43.8 million, which is primarily driven by a decrease of $30.2 million of net income, adjusted for non-cash items, primarily due to a year over year reduction in rental income and mortgage revenue related to three operators, as discussed in our material changes analysis under Results of Operations above. A $13.6 million change in the net movements of the operating assets and liabilities, primarily driven by an increase in receivables, also contributed to the overall decrease in cash provided by operating activities.

Investing Activities – Net cash flow from investing activities was an inflow of $177.3 million for the three months ended March 31, 2022, as compared to an outflow of $396.3 million for the same period in 2021. The $573.6 million change in cash flow from investing activities related primarily to (i) a $481.3 million decrease in real estate acquisitions driven by the acquisition of 24 senior living facilities from Healthpeak Properties, Inc. for $511.3 million in the first quarter of 2021, (ii) a $144.3 million increase in proceeds from the sales of real estate investments largely driven by the sale of 22 facilities previously leased to Gulf Coast for net proceeds of $310.3 million in the first quarter of 2022, (iii) a $23.8 million increase in mortgage collections, net of placements driven by a $21.7 million partial principal paydown on the Guardian mortgage loan in the first quarter of 2022 and (iv) a $10.4 million decrease in investments in unconsolidated joint ventures driven by our $10.3 million investment in Second Spring II LLC in the first quarter of 2021, offset by (i) a $68.3 million increase in new other investments, net of other investments proceeds driven by the new $25.0 million term loan to LaVie and additional draws on existing loans, (ii) a $7.4 million decrease in distributions from unconsolidated joint venture in excess of earnings primarily related to the Second Spring Healthcare Investments joint venture due to significant facility sales in the first quarter of 2021, (iii) a $4.4 million increase in investment in construction in progress and capital expenditures, (iv) a $3.0 million decrease in receipts from insurance proceeds and (v) a $2.5 million decrease in acquisition related deposits.

Financing Activities – Net cash flow from financing activities was an inflow of $161.2 million for the three months ended March 31, 2022, as compared to an inflow of $108.6 million for the same period in 2021. The $52.6 million change in cash flow from financing activities was primarily related to (i) $115.9 million increase in proceeds from other long-term borrowings, net of repayments as we had increased borrowings on our revolving credit facility in connection with funding acquisitions and loans, (ii) a $33.8 million decrease in payment of financing related costs due to fees and premiums paid in the first quarter of 2021 related to the early redemption of $350 million of principal of the 4.375% senior notes due 2023 and (iii) a $4.6 million decrease in distributions to Omega OP Unit holders. The overall increase in financing inflows was partially offset by (i) a $72.0 million decrease in cash proceeds from the issuance of common stock in 2022 due to decreased issuances under our DRSPP and our ATM Programs, as compared to the same period in 2021, (ii) $27.3 million of repurchases of shares of common stock in the first quarter of 2022 and (iii) a $2.3 million increase in dividends paid.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. We have described our accounting policies in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies or estimates since December 31, 2021.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2022, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In connection with the preparation of our Form 10-Q as of and for the quarter ended March 31, 2022, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of the Company as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Company were effective at a reasonable assurance level as of March 31, 2022.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 18 – Commitments and Contingencies to the Consolidated Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this Item.

Item 1A – Risk Factors

In addition to the risk factors previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, investors should carefully consider the following additional risk factor, which should be read in conjunction with the risk factors set forth in such Form 10-K and Form 10-Q and the other information contained in this report and our other filings with the Securities and Exchange Commission.

The COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The COVID-19 pandemic has continued to significantly and adversely impact, and may continue to impact SNFs and long-term care providers due to higher rates of virus transmission and fatality among the elderly and frail populations these facilities serve. As a result, many of our operators have been, and may continue to be, significantly impacted by the pandemic. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.

Continued uncertainty exists relating to our other operators’ ability to meet their payments obligations generally or meet their payment obligations to us, including due to continued uncertainty regarding the availability of sufficient government support, the persistence of staffing shortages that have impacted, and may continue to impact, our operators’ occupancy levels and profitability, the impact of governmental vaccine mandates for staff on ongoing staffing shortages, and other factors that may impact virus transmission in our facilities, including the impact of genetic mutations of the virus into new variants, as well as the commencement in April 2021 for many of our operators of the repayment of accelerated payments of Medicare funds that were previously received as Advanced Medicare payments in 2020, and the commencement in December 2021 of repayment of deferred FICA obligations. To the extent our operators are unable to meet their payment obligations, we may record additional impairment charges with respect to straight-line rent receivables associated with any such operator or with respect to outstanding loans and our financial condition could be adversely impacted. See “Our assets, including our real estate and loans, are subject to impairment charges, and our valuation and reserve estimates are based on assumptions and may be subject to adjustment” in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Our operators have been, and continue to be, impacted by the pandemic in numerous ways. In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, staffing levels, PPE, quality of care, visitation protocols, and reporting, among other regulations, throughout the pandemic while facing staffing shortages that have accelerated during the pandemic and that may impede the delivery of care. Significant uncertainty remains regarding the impact of vaccine mandates for SNF and healthcare workers on ongoing staffing shortages in our facilities, which have caused some operators to limit admissions.  In addition, it remains uncertain to what extent vaccination programs for COVID-19, which have been implemented in most of our facilities, will continue to mitigate the effects of COVID-19 in our facilities, or how effective existing vaccines and booster doses will be against the variants of the COVID-19 virus; the impact of these programs will depend in part on the continued speed, distribution, efficacy and delivery of the vaccine and booster doses in our facilities, compliance with staff vaccination requirements as well as participation levels in vaccination programs among the residents and employees of our operators. Our operators have continued to report considerable variation in participation levels among both employees and residents, which we believe may change over time with additional vaccination education efforts for residents and implementation of vaccine mandates for staff.

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

Federal relief efforts for SNFs and ALFs have been limited since 2021 as have been relief efforts in certain states, and further government support will likely be needed to continue to offset these impacts. It is unclear whether and to what extent such government support, which may take the form of stimulus or reimbursement rate adjustments to reflect sustained cost changes experienced by operators, has been and will continue to be sufficient and timely to offset these impacts. In particular, it remains unclear whether relief will be distributed to our operators in any meaningful way or whether additional Medicaid or Medicare funds will ultimately support reimbursement to our operators. Further, to the extent the impacts of the pandemic continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of certain of our operators would be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. Even if operators are able to avail themselves of government relief to offset some of these costs, they may face challenges in complying with the terms and conditions of government support and may face longer-term adverse impacts to their personnel and business operations from the COVID-19 pandemic, including potential patient litigation and decreased demand for their services, loss of business due to an interruption in their operations, workforce challenges, new regulatory restrictions, or other liabilities related to gathering restrictions, quarantines, reopening plans, vaccine distribution or delivery, spread of infection or other related factors.

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

Inflation could adversely impact our operators and our results of operations.

Inflation, both real or anticipated as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our operators or borrowers. Our long-term leases and loans typically contain provisions such as rent and interest escalators that are designed to mitigate the adverse impact of inflation on Omega’s results of operations. However, these provisions may have limited effectiveness at mitigating the risk of high levels of inflation due to contractual limits on escalation which exist on substantially all of our escalation provisions. Our leases are triple-net and typically require the operator to pay all property operating expenses and, therefore, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs resulting from inflation could have an adverse impact on our operators and borrowers if increases in their operating expenses exceed increases in their revenue, which may adversely affect our operators’ or borrowers’ ability to pay rent or other obligations owed to us.

An increase in our operators’ expenses and a failure of their revenues to increase at least with inflation could adversely impact our operators’ and our financial condition and our results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2022, Omega did not issue any shares of Omega common stock in exchange for Omega OP Units.

Issuer Purchases of Equity Securities

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

During the first quarter of 2022, we repurchased shares of our outstanding common stock as follows:

Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that may
	Total Number		Announced	yet be Purchased
	of Shares	Average Price	Plans or	Under these Plans
Period	Purchased	Paid per Share	Programs	or Programs
January 1, 2022 to January 31, 2022	—	$—	—	$—
February 1, 2022 to February 28, 2022	—	—	—	—
March 1, 2022 to March 31, 2022	980,530	27.84	980,530	472,698,431
Total	980,530	$27.84	980,530	$472,698,431

Item 6–Exhibits

Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: May 3, 2022	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 3, 2022	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer