Form 10-Q
period 2022-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2022-08-02
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 28, 2022, there were 234,110,584 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,447,278	$7,448,126
Land	928,174	916,328
Furniture and equipment	515,629	511,271
Construction in progress	80,273	74,062
Total real estate assets	8,971,354	8,949,787
Less accumulated depreciation	(2,286,945)	(2,160,696)
Real estate assets – net	6,684,409	6,789,091
Investments in direct financing leases – net	10,881	10,873
Mortgage notes receivable – net	711,589	835,086
	7,406,879	7,635,050
Other investments – net	560,914	469,884
Investments in unconsolidated joint ventures	183,661	194,687
Assets held for sale	61,624	261,151
Total investments	8,213,078	8,560,772

Cash and cash equivalents	164,949	20,534
Restricted cash	3,515	3,877
Contractual receivables – net	10,357	11,259
Other receivables and lease inducements	270,013	251,815
Goodwill	649,966	651,417
Other assets	209,267	138,804
Total assets	$9,521,145	$9,638,478

LIABILITIES AND EQUITY
Revolving credit facility	$38,000	$—
Secured borrowings	377,823	362,081
Senior notes and other unsecured borrowings – net	4,896,223	4,891,455
Accrued expenses and other liabilities	268,387	276,716
Total liabilities	5,580,433	5,530,252

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 234,102 shares as of June 30, 2022 and 239,061 shares as of December 31, 2021	23,410	23,906
Additional paid-in capital	6,295,907	6,427,566
Cumulative net earnings	3,290,548	3,011,474
Cumulative dividends paid	(5,872,269)	(5,553,908)
Accumulated other comprehensive income (loss)	3,501	(2,200)
Total stockholders’ equity	3,741,097	3,906,838
Noncontrolling interest	199,615	201,388
Total equity	3,940,712	4,108,226
Total liabilities and equity	$9,521,145	$9,638,478

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Rental income	$211,428	$220,955	$428,311	$458,716
Income from direct financing leases	256	257	512	515
Mortgage interest income	19,597	24,021	40,146	47,646
Other investment income	11,777	11,813	22,371	23,465
Miscellaneous income	1,591	374	2,624	846
Total revenues	244,649	257,420	493,964	531,188

Expenses
Depreciation and amortization	83,207	85,799	165,959	170,648
General and administrative	18,775	15,200	35,160	31,352
Real estate taxes	3,717	3,001	7,320	5,730
Acquisition, merger and transition related costs	3,960	—	5,473	1,814
Impairment on real estate properties	7,695	8,822	11,206	37,511
Recovery on direct financing leases	—	(164)	—	(717)
(Recovery) provision for credit losses	(1,563)	3,536	261	2,512
Interest expense	58,372	58,879	116,517	117,400
Total expenses	174,163	175,073	341,896	366,250

Other income (expense)
Other (expense) income – net	(4,407)	540	(4,862)	771
Loss on debt extinguishment	(7)	(395)	(13)	(30,065)
Gain on assets sold – net	25,180	4,123	138,817	104,465
Total other income	20,766	4,268	133,942	75,171

Income before income tax expense and income from unconsolidated joint ventures	91,252	86,615	286,010	240,109
Income tax expense	(1,119)	(939)	(2,344)	(1,897)
Income from unconsolidated joint ventures	1,782	1,187	3,405	13,017
Net income	91,915	86,863	287,071	251,229
Net income attributable to noncontrolling interest	(2,448)	(2,340)	(7,997)	(6,728)
Net income available to common stockholders	$89,467	$84,523	$279,074	$244,501

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.38	$0.36	$1.17	$1.04
Diluted:
Net income	$0.38	$0.36	$1.17	$1.04

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$91,915	$86,863	$287,071	$251,229
Other comprehensive income (loss):
Foreign currency translation	(22,341)	940	(33,150)	2,126
Cash flow hedges	19,444	(20,167)	39,022	15,634
Total other comprehensive (loss) income	(2,897)	(19,227)	5,872	17,760
Comprehensive income	89,018	67,636	292,943	268,989
Comprehensive income attributable to noncontrolling interest	(2,368)	(1,820)	(8,168)	(7,197)
Comprehensive income attributable to common stockholders	$86,650	$65,816	$284,775	$261,792

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended June 30, 2022 and 2021

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at March 31, 2022	$23,820	$6,401,207	$3,201,081	$(5,714,595)	$6,318	$3,917,831	$212,013	$4,129,844
Stock related compensation	—	6,892	—	—	—	6,892	—	6,892
Issuance of common stock	13	2,331	—	—	—	2,344	—	2,344
Repurchase of common stock	(423)	(114,523)	—	—	—	(114,946)	—	(114,946)
Common dividends declared ($0.67 per share)	—	—	—	(157,674)	—	(157,674)	—	(157,674)
Conversion and redemption of Omega OP Units to common stock	—		—		—	—	(9,704)	(9,704)
Omega OP Units distributions	—	—	—	—	—	—	(5,062)	(5,062)
Other comprehensive loss	—	—	—	—	(2,817)	(2,817)	(80)	(2,897)
Net income	—	—	89,467	—	—	89,467	2,448	91,915
Balance at June 30, 2022	$23,410	$6,295,907	$3,290,548	$(5,872,269)	$3,501	$3,741,097	$199,615	$3,940,712

Balance at March 31, 2021	$23,338	$6,226,543	$2,754,713	$(5,074,432)	$23,230	$3,953,392	$194,938	$4,148,330
Stock related compensation	—	5,847	—	—	—	5,847	—	5,847
Issuance of common stock	418	151,180	—	—	—	151,598	—	151,598
Common dividends declared ($0.67 per share)	—	—	—	(158,260)	—	(158,260)	—	(158,260)
Vesting/exercising of Omega OP Units	—	(6,603)	—	—	—	(6,603)	6,603	—
Conversion and redemption of Omega OP Units to common stock	—	271	—	—	—	271	(271)	—
Omega OP Units distributions	—	—	—	—	—	—	(5,125)	(5,125)
Other comprehensive loss	—	—	—	—	(18,707)	(18,707)	(520)	(19,227)
Net income	—	—	84,523	—	—	84,523	2,340	86,863
Balance at June 30, 2021	$23,756	$6,377,238	$2,839,236	$(5,232,692)	$4,523	$4,012,061	$197,965	$4,210,026

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2022 and 2021

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2021	$23,906	$6,427,566	$3,011,474	$(5,553,908)	$(2,200)	$3,906,838	$201,388	$4,108,226
Stock related compensation	—	13,797	—	—	—	13,797	—	13,797
Issuance of common stock	25	3,466	—	—		3,491	—	3,491
Repurchase of common stock	(521)	(141,746)	—	—		(142,267)	—	(142,267)
Common dividends declared ($1.34 per share)	—	—	—	(318,361)	—	(318,361)	—	(318,361)
Vesting/exercising of Omega OP Units	—	(7,176)	—	—	—	(7,176)	7,176	—
Conversion and redemption of Omega OP Units to common stock			—	—	—	—	(9,704)	(9,704)
Omega OP Units distributions	—	—	—	—	—	—	(10,338)	(10,338)
Capital contribution from noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	2,925	2,925
Other comprehensive income	—	—	—	—	5,701	5,701	171	5,872
Net income	—	—	279,074	—	—	279,074	7,997	287,071
Balance at June 30, 2022	$23,410	$6,295,907	$3,290,548	$(5,872,269)	$3,501	$3,741,097	$199,615	$3,940,712

Balance at December 31, 2020	$23,119	$6,152,887	$2,594,735	$(4,916,097)	$(12,768)	$3,841,876	$194,731	$4,036,607
Stock related compensation	—	11,282	—	—	—	11,282	—	11,282
Issuance of common stock	637	224,086	—	—	—	224,723	—	224,723
Common dividends declared ($1.34 per share)	—	—	—	(316,595)	—	(316,595)	—	(316,595)
Vesting/exercising of Omega OP Units	—	(11,370)	—	—	—	(11,370)	11,370	—
Conversion and redemption of Omega OP Units to common stock	—	353	—	—	—	353	(353)	—
Omega OP Units distributions	—	—	—	—	—	—	(14,980)	(14,980)
Other comprehensive income	—	—	—	—	17,291	17,291	469	17,760
Net income	—	—	244,501	—	—	244,501	6,728	251,229
Balance at June 30, 2021	$23,756	$6,377,238	$2,839,236	$(5,232,692)	$4,523	$4,012,061	$197,965	$4,210,026

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$287,071	$251,229
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,959	170,648
Impairment on real estate properties	11,206	37,511
Recovery on direct financing leases	—	(717)
Provision for rental income	14,805	20,151
Provision for credit losses	261	2,512
Amortization of deferred financing costs and loss on debt extinguishment	6,457	36,038
Accretion of direct financing leases	38	24
Stock-based compensation expense	13,706	11,207
Gain on assets sold – net	(138,817)	(104,465)
Amortization of acquired in-place leases – net	(2,584)	(7,344)
Effective yield payable on mortgage notes	948	641
Interest paid-in-kind	(4,511)	(3,546)
Income from unconsolidated joint ventures	(1,503)	(928)
Change in operating assets and liabilities – net:
Contractual receivables	902	(541)
Straight-line rent receivables	(40,030)	(25,696)
Lease inducements	3,865	2,849
Other operating assets and liabilities	(12,577)	(11,246)
Net cash provided by operating activities	305,196	378,327
Cash flows from investing activities
Acquisition of real estate	(113,168)	(604,939)
Acquisition deposit – net	—	2,500
Net proceeds from sale of real estate investments	386,861	201,183
Investments in construction in progress	(7,978)	(19,297)
Proceeds from sale of direct financing lease and related trust	—	717
Placement of mortgage loans	(5,118)	(13,436)
Collection of mortgage principal	139,265	42,952
Investments in unconsolidated joint ventures	(113)	(10,484)
Distributions from unconsolidated joint ventures in excess of earnings	1,176	15,507
Capital improvements to real estate investments	(26,260)	(13,312)
Receipts from insurance proceeds	565	3,493
Investments in other investments	(198,602)	(48,554)
Proceeds from other investments	100,538	56,527
Net cash provided by (used in) investing activities	277,166	(387,143)
Cash flows from financing activities
Proceeds from long-term borrowings	515,208	2,090,128
Payments of long-term borrowings	(474,886)	(1,989,561)
Payments of financing related costs	(13)	(48,076)
Net proceeds from issuance of common stock	3,491	224,723
Repurchase of common stock	(142,267)	—
Dividends paid	(318,269)	(316,520)
Noncontrolling members’ contributions to consolidated joint venture	22	—
Redemption of OP Units	(9,704)	—
Distributions to Omega OP Unit Holders	(10,338)	(14,980)
Net cash used in financing activities	(436,756)	(54,286)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,553)	104
Increase (decrease) in cash, cash equivalents and restricted cash	144,053	(62,998)
Cash, cash equivalents and restricted cash at beginning of period	24,411	167,558
Cash, cash equivalents and restricted cash at end of period	$168,464	$104,560

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2022

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega,” the “Company,” “we,” “our,” or “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of long-term “triple net” leases and mortgage loans with healthcare operating companies and affiliates (collectively, our “operators”). In addition to our core investments, we make loans to operators and/or their principals. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of June 30, 2022, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Omega’s consolidated financial statements include the accounts of (i) Parent, (ii) all direct and indirect wholly owned subsidiaries of Omega, including Omega OP, (iii) other entities in which Omega or Omega OP has a majority voting interest and control and (iv) variable interest entities (“VIEs”) of which Omega is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation, and Omega’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

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

Reclassification

Certain line items on our Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

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

Recent Accounting Pronouncements

ASU – 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

On March 31, 2022, the FASB issued ASU 2022-02, which eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) and requires additional disclosures for certain loan modifications. ASU 2022-02 also requires entities to disclose gross write-offs of financing receivables and net investments in leases by year of origination. Omega elected to early adopt ASU 2022-02 on a prospective basis effective January 1, 2022. In the second quarter of 2022, we had one loan modification to a borrower experiencing financial difficulty pursuant to ASU 2022-02, Guardian Healthcare (“Guardian”), that requires additional disclosures. The required disclosures for this loan are included in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements and Note 5 – Mortgage Notes Receivable. We have disclosed our gross write-offs of financing receivables and direct financing leases by year of origination in Note 7 – Allowance for Credit Losses.

ASU – 2020-04, Financial Instruments – Reference Rate Reform (Topic 848)

On March 12, 2020, the FASB issued ASU 2020-04, which contains optional practical expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). The guidance may be elected over time until December 31, 2022, as reference rate reform activities occur. The Company has several derivative instruments (See Note 16 – Derivatives and Hedging), a $1.45 billion senior unsecured multicurrency revolving credit facility, and a $50.0 million senior unsecured term loan facility (See Note 15 – Borrowing Activities and Arrangements) that reference LIBOR. We also have a $25.0 million senior secured debtor-in-possession (“DIP”) facility loan with an operator that references LIBOR (See Note 6 – Other Investments), but it matures in 2022 prior to LIBOR being discontinued. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Our credit facilities that reference LIBOR contain customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate. The Company continues to evaluate: (i) how the transition away from LIBOR will impact the Company, (ii) whether any additional optional expedients provided by the standards will be adopted, and (iii) the impact that adopting ASU 2020-04 will have on our consolidated financial statements.

NOTE 2 – REAL ESTATE ASSETS

At June 30, 2022, our leased real estate properties included 672 SNFs, 163 ALFs, 20 ILFs, 16 specialty facilities and two medical office buildings. The following table summarizes the Company’s rental income from operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Rental income – operating leases	$207,791	$218,247	$421,388	$453,309
Variable lease income – operating leases	3,637	2,708	6,923	5,407
Total rental income	$211,428	$220,955	$428,311	$458,716

Our variable lease income primarily represents the reimbursement of real estate taxes and ground lease expenses by operators that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the six months ended June 30, 2022:

	Number of				Total Real Estate		Initial
	Facilities				Assets Acquired		Annual
Period	SNF	ALF	Specialty	Country/State	(in millions)		Cash Yield(1)
Q1	—	1	—	U.K.	$8.7	(2)	8.0%
Q1	—	1	—	U.K.	5.0		8.0%
Q1	—	27	—	U.K.	86.6	(2)	8.0%
Q1	1	—	—	MD	8.2	(3)	9.5%
Total	1	29	—		$108.5
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	The total consideration paid for the one-facility U.K. acquisition and the 27-facility U.K. acquisition was $8.2 million and $100.0 million, respectively. In connection with these acquisitions, we allocated $0.5 million of the purchase consideration to a deferred tax liability related to the one-facility U.K. acquisition, and $13.4 million to a deferred tax asset related to the 27-facility U.K. acquisition. See Note 13 – Taxes for additional information.
(3)	Total consideration for the one-facility Maryland acquisition was paid on December 30, 2021, but the closing of the acquisition did not occur until January 1, 2022.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	June 30,	December 31,
	2022	2021
Number of facilities held for sale	15	41
Amount of assets held for sale (in thousands)	$61,624	$261,151

Asset Sales

During the three and six months ended June 30, 2022, we sold 13 and 40 facilities, subject to operating leases, for approximately $54.3 million and $386.9 million in net cash proceeds, recognizing net gains of approximately $25.2 million and $138.8 million, respectively. The proceeds and gain for the six months ended June 30, 2022 primarily relate to the sale of the 22 facilities in the first quarter of 2022 that were previously leased and operated by Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) and were included in assets held for sale as of December 31, 2021. The net cash proceeds from the sale, including related costs accrued for as of the end of the second quarter, were $304.0 million, and we recognized a net gain of approximately $113.5 million. We elected to exit these facilities following Gulf Coast commencing its Chapter 11 bankruptcy process in October 2021. The agreement includes an earnout clause pursuant to which the buyer is obligated to pay an additional $18.7 million to Omega if certain financial metrics are achieved at the facilities in the three years following the sale. As we have determined it is not probable that we will receive any additional funds, we have not recorded any income related to the earnout clause.

We also sold nine facilities (two facilities in the first quarter and seven in the second quarter) during the six months ended June 30, 2022 that were previously leased to Guardian for $39.5 million in net proceeds, which resulted in a net gain of approximately $13.7 million. The sales were in connection with the restructuring of Guardian’s portfolio.

One of the facilities sold in the first quarter of 2022 was sold to the joint venture that was consolidated in the first quarter of 2022, as discussed further in Note 8 – Variable Interest Entities.

Real Estate Impairments

During the three and six months ended June 30, 2022, we recorded impairments on four and six facilities of approximately $7.7 million and $11.2 million, respectively. Of the $11.2 million, $3.5 million related to two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell, and $7.7 million related to four held-for-use facilities for which the carrying value exceeded the fair value. To estimate the fair value of the facilities for the impairments noted above, we utilized a market approach that considered binding sale agreements (a Level 1 input), or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

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

A summary of our net receivables and lease inducements by type is as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Contractual receivables – net	$10,357	$11,259

Effective yield interest receivables	$7,410	$9,590
Straight-line rent receivables	172,699	148,455
Lease inducements	89,904	93,770
Other receivables and lease inducements	$270,013	$251,815

Agemo Holdings, LLC

Agemo Holdings, LLC (“Agemo”) continued to not pay contractual rent and interest due under its lease and loan agreements during the first and second quarters of 2022. Our lease payments from Agemo are on a cash basis of revenue recognition for lease purposes, so no rental income was recorded related to Agemo during the three and six months ended June 30, 2022. Additionally, no interest income was recognized during the three and six months ended June 30, 2022 on the two loans with Agemo because these loans are on non-accrual status and we are utilizing the cost recovery method, under which any payments received are applied against the principal amount. See Note 6 – Other Investments. For the three and six months ended June 30, 2021, revenue from Agemo represented approximately 4.9% and 4.7%, respectively, of our total revenues (excluding the impact of write-offs).

During the six months ended June 30, 2022, we extended the forbearance period related to Agemo’s defaults under its lease and loan agreements to August 31, 2022. We are in on-going discussions with Agemo regarding restructuring the lease and loan agreements. During the three months ended March 31, 2022, the Agemo lease was amended to allow for the extension of the rent deferral through April 2022, which represents an additional deferral of approximately $1.6 million of rent.

Guardian Healthcare

Guardian Healthcare (“Guardian”) did not make rent and interest payments under its lease and loan agreements during the first quarter of 2022 but resumed making contractual rent and interest payments during the second quarter of 2022, in accordance with the restructuring terms discussed further below. Our lease payments from Guardian are on a cash basis of revenue recognition for lease purposes and we recorded rental income of $3.8 million for the three months ended June 30, 2022 for contractual rent payments that were made. Additionally, as discussed further in Note 5 – Mortgage Notes Receivable, no mortgage interest income has been recognized on the Guardian mortgage loan during the three and six months ended June 30, 2022 as we are accounting for this loan under the cost recovery method.

During the first and second quarters of 2022, we completed significant restructuring activities related to the Guardian lease and loan portfolio. In the first quarter of 2022, we transitioned eight facilities previously leased to Guardian to two other operators as part of the planned restructuring. Additionally, during the six months ended June 30, 2022, we sold nine facilities previously leased to Guardian and three facilities previously subject to the Guardian mortgage loan. In the second quarter of 2022, we agreed to a formal restructuring agreement, master lease amendments and mortgage loan amendments with Guardian. As part of the restructuring agreement and related agreements, Omega agreed to, among other terms:

●	Extend the lease and loan terms from January 31, 2027 to December 31, 2031 and allow Guardian the option to extend the maturity date for both the lease and loan through September 30, 2034, subject to certain conditions,
●	reduce the combined rent and mortgage interest to an aggregate $24.0 million per year as of July 1, 2022 ($15.0 million in rent and $9.0 million in interest) with annual escalators of 2.25% beginning in January 2023 and
●	allow Guardian to retrospectively defer $18.0 million of aggregate contractual rent and interest that they failed to pay during the period from October 2021 through March 2022 (consisting of $12.2 million of deferred rent and $5.8 of million deferred interest), with repayment required after September 30, 2024 based on certain financial metrics and in full by December 31, 2031, or the earlier termination of the lease for any reason.

As of June 30, 2022, we have $7.4 million of letters of credit from Guardian as collateral. Revenue from Guardian represented approximately 1.5% and 3.3% of our total revenues (excluding the impact of straight-line write-offs) for the three months ended June 30, 2022 and 2021, respectively and 0.7% and 3.3% of our total revenues (excluding the impact of straight-line write-offs) for the six months ended June 30, 2022 and 2021, respectively.

Other operator updates

From January through March 2022, an operator representing 3.8% and 3.4% of total revenue (excluding the impact of write-offs) for both the three months and six months ended June 30, 2022 and 2021, respectively, did not pay its contractual amounts due under its lease agreement. In March 2022, the lease with this operator was amended to allow for a short-term rent deferral for January through March 2022. The deferred rent balance accrues interest monthly at a rate of 5% per annum. This operator paid the contractual amount due under its lease agreement from April 2022 through June 2022. Omega holds a $1.0 million letter of credit and a $150.0 thousand security deposit from this operator.

We have provided a $20.0 million revolving credit facility to this operator, and the operator has paid contractual interest under the facility from January through June 2022. As of June 30, 2022, the total outstanding principal due under the credit facility was $20.0 million. The credit facility is secured by a first lien on the operator’s accounts receivable.

In March 2022, an operator, representing 1.0% and 2.1% of total revenue (excluding the impact of write-offs) for the three months ended June 30, 2022 and 2021, respectively, and 1.6% and 2.1% of total revenue (excluding the impact of write-offs) for the six months ended June 30, 2022 and 2021, respectively, did not pay its contractual amounts due under its lease agreement. In April 2022, the lease with this operator was amended to allow the operator to apply its $2.0 million security deposit toward payment of March 2022 rent and to allow for a short-term rent deferral for April 2022 with regular rent payments required to resume in May 2022. This operator paid contractual rent in May 2022, but failed to make the full contractual rent payment for June 2022. We placed this operator on a cash basis of revenue recognition during the second quarter of 2022 as collection of substantially all contractual lease payments due from them was no longer deemed probable. As a result, we wrote-off approximately $8.3 million of straight-line rent receivables through rental income.

In June 2022, an operator, representing 2.2% and 1.0% of total revenue (excluding the impact of write-offs) for the three months ended June 30, 2022 and 2021, respectively, and 2.2% and 2.1% of total revenue (excluding the impact of write-offs) for the six months ended June 30, 2022 and 2021, respectively, short-paid the contractual rent amount due under its lease agreement by $0.6 million. At June 30, 2022, we held a $5.4 million letter of credit as collateral from this operator. In July 2022, we drew the full amount of the letter of credit and applied $0.6 million of the proceeds to pay the unpaid portion of June rent. We are in discussions with this operator to allow the application of a portion of the remaining proceeds from the letter of credit towards future contractual rent for a short-term period.

In June 2022, we placed an operator, representing approximately 0.4% and 0.3% of our total revenues (excluding the impact of write-offs) for the three months ended June 30, 2022 and 2021, respectively, and 0.5% and 0.5% of total revenue (excluding the impact of write-offs) for the six months ended June 30, 2022 and 2021, respectively, on a cash basis of revenue recognition. The change in our evaluation of the collectability of future rent payments due from this operator was as a result of information received from the operator during the second quarter of 2022 regarding substantial doubt as to its ability to continue as a going concern. As a result of placing this operator on a cash basis, we wrote-off approximately $2.1 million of straight-line rent receivables through rental income. All facilities included in this operator’s master lease are included in assets held for sale as of June 30, 2022.

During the six months ended June 30, 2022, we allowed three other operators, representing an aggregate 2.3% and 2.7% of total revenue (excluding the impact of write-offs) for the three months ended June 30, 2022 and 2021, respectively, and 2.4% and 2.7% of total revenue (excluding the impact of write-offs) for the six months ended June 30, 2022 and 2021, respectively, to apply an aggregate of $2.2 million of their security deposits to pay rent to accommodate short term liquidity issues, with regular rent payments required to resume shortly thereafter. Additionally, we granted one of these operators a short-term deferral for a portion of its rent due during the six months ended June 30, 2022. As of June 30, 2022, all of these operators are current on their respective lease obligations due to the application of security deposits. These operators also are required to begin replenishing their security deposits in 2023.

Other straight-line receivables and write-offs

In the first quarter of 2022, we transitioned six facilities between existing operators. The transition resulted in the removal of the facilities from the original operator’s lease agreement and consequently the write-off of $3.2 million of straight-line rent receivable balances through rental income. The facilities were added to the new operator’s lease agreement.

NOTE 5 – MORTGAGE NOTES RECEIVABLE

As of June 30, 2022, mortgage notes receivable relate to seven fixed rate mortgage notes on 54 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in six states that are operated by six independent healthcare operating companies. We monitor compliance with the terms of our mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Mortgage note due 2031; interest at 11.02%	$80,568	$103,762
Mortgage notes due 2030; interest at 10.84%(1)	544,252	653,564
Other mortgage notes outstanding(2)	150,215	151,361
Mortgage notes receivable, gross	775,035	908,687
Allowance for credit losses on mortgage notes receivable	(63,446)	(73,601)
Total mortgage notes receivable — net	$711,589	$835,086
(1)	Approximates the weighted average interest rate on 39 facilities as of June 30, 2022.
(2)	Other mortgage notes outstanding have a weighted average interest rate of 8.85% per annum as of June 30, 2022 and maturity dates ranging from 2023 through 2032.

Mortgage Note due 2031

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Guardian did not make rent and interest payments under its lease and loan agreements during the first quarter of 2022 but resumed making contractual rent and interest payments during the second quarter of 2022, in accordance with the restructuring terms agreed to in the second quarter of 2022. The mortgage loan is on non-accrual status, and is being accounted for under the cost recovery method, so the $1.4 million of interest payments that we received during the three months ended June 30, 2022 were applied directly against the principal balance outstanding.

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

In the second quarter of 2022, we agreed to a formal restructuring agreement and amendments to the master lease and mortgage loan with Guardian, which among other adjustments, extended the loan maturity and allowed for the deferral of certain contractual interest as discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements. These amendments were treated as a loan modification. Following the mortgage paydown and recoveries, the amortized cost basis of the loan is $80.6 million. The amortized cost basis of the loan represents 10.4% of the total amortized cost basis of all mortgage receivables. As of June 30 2022, the mortgage loan is secured by three SNFs and one ALF located in Pennsylvania.

Mortgage Notes due 2030

On June 30, 2022, Ciena Healthcare (“Ciena”) repaid $57.1 million under the $415.0 million amortizing mortgage (the “Master Mortgage”), $15.1 million under the $44.7 million mortgage and $41.5 million under four other additional mortgages. Concurrent with these repayments, we released the mortgage liens on six facilities in exchange for the partial repayment and extended the maturity date of all of the Ciena mortgage notes to June 30, 2030 (with exception of two loans with an aggregate principal balance of $34.3 million with maturity dates in 2022 and 2023).

NOTE 6 – OTHER INVESTMENTS

Our other investments consist of fixed and variable rate loans to our operators and/or their principals. These loans may be either unsecured or secured by the collateral of the borrower. A number of the secured loans are collateralized by a leasehold mortgage on, or an assignment or pledge of the membership interest in, the related properties, corporate guarantees and/or personal guarantees. We deem these to be “real estate related loans” that are included as qualifying assets under our quarterly REIT asset tests. As of June 30, 2022, we had 39 loans with 19 different operators. A summary of our other investments is as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Other investment notes due 2024; interest at 13.16% (1)	$94,515	$90,752
Other investment note due 2030; interest at 7.00%	225,713	201,613
Other investment note due 2024; interest at 12.00% (2)	37,862	40,232
Other investment notes due 2022-2025; interest at 12.03% (1)	44,708	9,992
Other investment notes outstanding (3)	29,959	12,084
Real estate related loans – other investments, gross	432,757	354,673
Other investment notes due 2024-2025; interest at 8.12% (1)	55,791	55,791
Other investment notes due 2022-2028; interest at 11.13% (1)	24,119	22,142
Other investment notes outstanding (4)	125,971	106,672
Non-real estate related loans – other investments, gross	205,881	184,605
Total other investments, gross	638,638	539,278
Allowance for credit losses on other investments	(77,724)	(69,394)
Total other investments – net	$560,914	$469,884
(1)	Approximates the weighted average interest rate as of June 30, 2022.
(2)	During the second quarter of 2022, the maturity date on this loan was extended from May 31, 2023 to May 31, 2024.
(3)	Other investment notes that are real estate related loans have a weighted average interest rate of 11.43% as of June 30, 2022 with maturity dates ranging from 2022 through 2027 (with $10.0 million maturing in 2022).
(4)	Other investment notes that are non-real estate related loans have a weighted average interest rate of 7.77% as of June 30, 2022 with maturity dates ranging from 2022 through 2032 (with $55.3 million maturing in 2022).

Interest revenue on other investment loans is included within other investment income on the Consolidated Statement of Operations. A summary of our other investments income by real estate and non-real estate loans, as defined above, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Real estate related loans – interest income	$9,042	$7,869	$17,421	$15,592
Non-real estate related loans – interest income	2,735	3,944	4,950	7,873
Total other investment income	$11,777	$11,813	$22,371	$23,465

Other investment note due 2030

On June 22, 2022, we amended the secured revolving credit facility with Maplewood Senior Living (together with its affiliates, “Maplewood”) to increase the maximum commitment under the facility from $220.5 million to $250.5 million. Advances made under this facility bear interest at a fixed rate of 7% per annum, and the facility matures on June 30, 2030. As of June 30, 2022, $225.7 million remains outstanding on this credit facility to Maplewood. Maplewood was determined to be a VIE when this loan was originated in 2020. Please see further discussion in Note 8 – Variable Interest Entities.

Other investment notes due 2024-2025

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Agemo continued to not pay contractual rent and interest to us during the first and second quarters of 2022. We have continued to monitor the fair value of the collateral associated with Agemo’s $25.0 million secured working capital loan (the “Agemo WC Loan”) on a quarterly basis. In the first and second quarters of 2022, we recorded an additional provision for credit losses of $4.7 million and $1.3 million, respectively, related to the Agemo WC Loan as a result of a reduction in the fair value of the underlying collateral assets supporting the current carrying values. The reduction in fair value of the collateral assets in the first and second quarter was driven by a reduction in Agemo’s working capital accessible to Omega as collateral, after considering other liens on the assets.

Other investment notes due 2022-2025

On June 28, 2022, we entered into a $35.6 million mezzanine loan with an existing operator. The loan bears interest at a fixed rate of 12% per annum and matures on June 30, 2025. The loan also requires quarterly principal payments of $1.0 million commencing on January 1, 2023 and additional payments contingent on achievement of certain metrics. The loan is secured by a leasehold mortgage and a pledge of the operator’s equity interest in a joint venture.

Other investment notes due 2022-2028

In connection with the $35.6 million mezzanine loan discussed above, we also entered into a short-term $90.0 million revolving line of credit with the same operator to finance working capital requirements. The line of credit consists of two $45.0 million tranches that bear interest at fixed rates of 10% per annum and 12% per annum and mature on June 30, 2023 and June 1, 2023 (or earlier based on certain state reimbursement conditions), respectively. The revolving line of credit is secured by a first priority interest on the operator’s accounts receivable. As of June 30, 2022, the revolving line of credit has not been drawn on.

Other investment notes outstanding – real estate related loans

Preferred Equity Investment in Joint Venture - $20 million

On June 2, 2022, we made a $20.0 million preferred equity investment, which is treated as a loan for accounting purposes, in a new real estate joint venture that was formed to acquire an acute care hospital in New York. Omega’s preferred equity investment bears a 12% return per annum and must be mandatorily redeemed by the joint venture at the earlier of December 2027 or the occurrence of certain significant events within the joint venture. We have determined that the joint venture is a VIE, but we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the joint venture’s economic performance. Please see further discussion in Note 8 – Variable Interest Entities.

Other investment notes outstanding – non-real estate related loans

Working Capital Loan – $20 million

In the second quarter of 2022, we recognized a provision for credit losses of $2.3 million on a $20.0 million working capital loan that was entered into in November 2021 with an operator that managed, on an interim basis for a 4-month period, the operations of 23 facilities formerly leased to Gulf Coast. The working capital loan is secured by the accounts receivables of these facilities during the interim period of operation. The remaining accounts receivable outstanding that collateralizes the loan is insufficient to support the current outstanding balance, and as a result, we recorded the additional reserve in the second quarter of 2022 to reduce the carrying value of the loan to the fair value of the collateral. As of June 30, 2022, the outstanding principal under this loan was $6.4 million.

Term Loan – $25 million

On March 25, 2022, we entered into a $25.0 million term loan with LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care) that bears interest at a fixed rate of 8.5% per annum and matures on March 31, 2032. This term loan requires quarterly principal payments of $1.3 million commencing January 1, 2028 and is secured by a second priority lien on the operator’s accounts receivable. As of June 30, 2022, the outstanding principal under this term loan was $25.0 million.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the six months ended June 30, 2022 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2021	Provision (recovery) for Credit Loss for the three months ended June 30, 2022		Write-offs charged against allowance for the three months ended June 30, 2022	Provision (recovery) for Credit Loss for the six months ended June 30, 2022	Write-offs charged against allowance for the six months ended June 30, 2022		Allowance for Credit Loss as of June 30, 2022
		(in thousands)
2	Mortgage notes receivable	$15	$(35)		$—	$12		$—	$27
3	Mortgage notes receivable	1,973	(327)		—	(201)		—	1,772
4	Mortgage notes receivable	19,461	(3,926)		—	(3,316)		—	16,145
5	Mortgage notes receivable	135	(43)		—	(66)		—	69
6	Mortgage notes receivable	52,017	(1,449)	(1)	—	(6,584)	(1)	—	45,433
	Sub-total	73,601	(5,780)		—	(10,155)		—	63,446

3	Investment in direct financing leases	530	(52)		—	(47)		—	483
	Sub-total	530	(52)		—	(47)		—	483

1	Other investments	—	246		—	246		—	246
2	Other investments	29	(32)		—	21		—	50
3	Other investments	4,600	1,389	(2)	—	2,452	(2)	—	7,052
4	Other investments	1,172	(401)		—	1,098		—	2,270
5	Other investments	7,861	1,289	(3)	—	5,993	(3)	—	13,854
6	Other investments	55,732	(749)	(4)	—	(1,480)	(4)	—	54,252
	Sub-total	69,394	1,742		—	8,330		—	77,724

2	Off-balance sheet note commitments	7	233		—	236		—	243
3	Off-balance sheet note commitments	458	168		—	36		—	494
4	Off-balance sheet note commitments	216	(87)		—	(165)		—	51
4	Off-balance sheet mortgage commitments	117	—		—	(106)		—	11
6	Off-balance sheet note commitments	143	2,213	(5)	—	2,132	(5)	—	2,275
	Sub-total	941	2,527		—	2,133		—	3,074

	Total	$144,466	$(1,563)		$—	$261		$—	$144,727
(1)	Amount relates to recoveries recorded on the Guardian mortgage loan during the first and second quarters of 2022 in connection with the paydown of the mortgage in the first quarter of 2022 and the application of interest payments received against the principal in the second quarter of 2022, as we are accounting for the loan using the cost recovery method. See Note 5 – Mortgage Notes Receivable for additional information on the recoveries recorded.
(2)	This provision includes an additional $2.3 million allowance recorded on the $20 million working capital loan during the second quarter of 2022 as discussed in Note 6 – Other Investments.
(3)	This provision includes an additional $4.7 million allowance recorded on the Agemo WC Loan during the first quarter of 2022 and an additional $1.3 million allowance recorded on the Agemo WC Loan during the second quarter of 2022. See Note 6 – Other Investments for additional information on the Agemo WC Loan provision.
(4)	During the three and six months ended June 30, 2022, we received $0.8 million and $1.5 million, respectively, of interest and fee payments from Gulf Coast under the $25.0 million senior secured DIP facility, the outstanding principal of which was fully reserved against in the fourth quarter of 2021. The DIP facility is on non-accrual status, and the payments received in the three and six months ended June 30, 2022 have been applied against the outstanding principal using the cost recovery method. In the three and six months ended June 30, 2022, we recorded a recovery for credit loss equal to the amount of payments applied against the principal.
(5)	During the second quarter of 2022, we recorded an additional reserve of $2.2 million related to the remaining commitment under the $25.0 million senior secured DIP facility.

A rollforward of our allowance for credit losses for the six months ended June 30, 2021 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2020	Provision (recovery) for Credit Loss for the three months ended June 30, 2021		Write-offs charged against allowance for the three months ended June 30, 2021	Provision (recovery) for Credit Loss for the six months ended June 30, 2021	Write-offs charged against allowance for the six months ended June 30, 2021		Allowance for Credit Loss as of June 30, 2021
		(in thousands)
2	Mortgage notes receivable	$88	$(8)		$—	$(53)		$—	$35
3	Mortgage notes receivable	954	61		—	23		—	977
4	Mortgage notes receivable	26,865	793		—	(120)		—	26,745
5	Mortgage notes receivable	433	(108)		—	(215)		—	218
6	Mortgage notes receivable	4,905	—		—	—		—	4,905
	Sub-total	33,245	738		—	(365)		—	32,880

3	Investment in direct financing leases	694	(62)		—	(68)		—	626
	Sub-total	694	(62)		—	(68)		—	626

2	Other investments	94	(18)		—	(58)		—	36
3	Other investments	5,113	(483)		—	(266)		—	4,847
4	Other investments	24,397	4,076	(1)	—	4,489	(1)	—	28,886
5	Other investments	1,853	(57)		—	(67)		(95)	1,691
	Sub-total	31,457	3,518		—	4,098		(95)	35,460

2	Off-balance sheet note commitments	116	(42)		—	(37)		—	79
3	Off-balance sheet note commitments	2,305	(585)		—	(1,123)		—	1,182
4	Off-balance sheet mortgage commitments	24	(31)		—	7		—	31
	Sub-total	2,445	(658)		—	(1,153)		—	1,292

	Total	$67,841	$3,536		$—	$2,512		$(95)	$70,258
(1)	This provision primarily related to a $4.5 million reserve recorded on a term loan during the second quarter of 2021.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2022	2021	2020	2019	2018	2017	2016 & older	Revolving Loans	Balance as of June 30, 2022
		(in thousands)
1	Mortgage notes receivable	$—	$—	$—	$—	$—	$—	$64,652	$—	$64,652
2	Mortgage notes receivable	—	—	21,325	—	—	—	—	—	21,325
3	Mortgage notes receivable	—	72,420	—	—	—	—	—	—	72,420
4	Mortgage notes receivable	55	21,471	89,508	5,085	29,163	11,300	366,344	—	522,926
5	Mortgage notes receivable	—	—	—	—	—	—	6,767	—	6,767
6	Mortgage notes receivable	—	—	—	—	—	—	86,945	—	86,945
	Sub-total	55	93,891	110,833	5,085	29,163	11,300	524,708	—	775,035

3	Investment in direct financing leases	—	—	—	—	—	—	11,364	—	11,364
	Sub-total	—	—	—	—	—	—	11,364	—	11,364

1	Other Investments	20,000	—	—	—	—	—	—	—	20,000
2	Other investments	—	—	—	—	—	—	—	33,827	33,827
3	Other investments	35,600	—	—	15,968	12,560	—	2,124	241,647	307,899
4	Other investments	25,000	6,846	—	8,163	94,515	—	38,862	20,000	193,386
5	Other investments	—	—	—	—	29,273	—	—	—	29,273
6	Other investments	—	18,547	—	—	4,463	—	31,243	—	54,253
	Sub-total	80,600	25,393	—	24,131	140,811	—	72,229	295,474	638,638

	Total	$80,655	$119,284	$110,833	$29,216	$169,974	$11,300	$608,301	$295,474	$1,425,037

	Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Interest Receivable on Mortgage and Other Investment Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of June 30, 2022, $10.1 million of contractual interest receivable is recorded in contractual receivables – net, and $7.4 million of effective yield interest receivables is recorded in other receivables and lease inducements on our Consolidated Balance Sheets, both of which are excluded from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible.

NOTE 8 – VARIABLE INTEREST ENTITIES

Unconsolidated Variable Interest Entities

We hold variable interests in several VIEs through our investing and financing activities, which are not consolidated, as we have concluded that we are not the primary beneficiary of these entities as we do not have the power to direct activities that most significantly impact the VIE’s economic performance and/or the variable interest we hold does not obligate us to absorb losses or provide us with the right to receive benefits from the VIE which could potentially be significant.

Below is a summary of our assets, liabilities and collateral associated with these unconsolidated VIEs as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

	(in thousands)
Assets
Real estate assets – net	$1,129,119	$1,144,851
Assets held for sale	—	191,016
Other investments – net	260,232	230,768
Contractual receivables – net	1,419	1,227
Straight-line rent receivables	(34,265)	(41,512)
Lease inducement	61,628	64,307
Other assets	—	—
Total assets	1,418,133	1,590,657

Liabilities
Net in-place lease liability	(292)	(305)
Security deposit	(4,807)	(4,715)
Contingent liability	(43,915)	(43,915)
Other liabilities	—	—
Total liabilities	(49,014)	(48,935)

Collateral
Letters of credit	—	—
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,129,119)	(1,335,867)
Total collateral	(1,177,119)	(1,383,867)

Maximum exposure to loss	$192,000	$157,855
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the two working capital loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $14.5 million and $29.2 million as of June 30, 2022 and December 31, 2021, respectively.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Rental income	$21,239	$31,375	$42,102	$61,899
Other investment income	4,335	4,230	8,101	8,175
Total	$25,574	$35,605	$50,203	$70,074

Consolidated VIEs

During the first quarter of 2022, we entered into a joint venture, which owns two ALFs, for a $3.2 million cash contribution, representing 52.4% of the outstanding equity of the joint venture. We also sold the joint venture an ALF for $7.7 million in net proceeds during the first quarter of 2022. The joint venture is a VIE, and we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns or the obligation to absorb losses arising from the joint venture. Accordingly, this joint venture has been consolidated. Omega is not required to make any additional capital contributions to the joint venture, and it is expected to be funded from the ongoing operations of the underlying properties. As of June 30, 2022, this joint venture has $25.4 million of total assets and $19.6 million of total liabilities, which are included in our Consolidated Balance Sheets. As a result of consolidating the joint venture, in the first quarter of 2022, we recorded a $2.9 million noncontrolling interest to reflect the contributions of the minority interest holder of the joint venture. No gain or loss was recognized on the initial consolidation of the VIE or upon the sale of the ALF to the joint venture.

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in a number of joint ventures that are accounted for under the equity method. These entities and their subsidiaries are not consolidated by the Company because it does not control, through voting rights or other means, the joint venture. The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	June 30,	December 31,
Entity	%	Date	Investment(1)	Type	6/30/2022	2022	2021
Second Spring Healthcare Investments	15%	11/1/2016	$50,032	SNF	—	$10,723	$11,355
Second Spring II LLC	15%	3/10/2021	10,330	SNF	—	5	8
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	70,742	71,286
Cindat Joint Venture	49%	12/18/2019	105,688	ALF	65	101,781	111,792
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	1,013	N/A	N/A	410	246
			$240,897			$183,661	$194,687
(1)	Our investment includes our transaction costs, if any.

The following table reflects our income (loss) from unconsolidated joint ventures for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2022	2021	2022	2021

	(in thousands)
Second Spring Healthcare Investments(1)	$297	$293	$582	$11,704
Second Spring II LLC	—	(299)	(2)	(756)
Lakeway Realty, L.L.C.	659	641	1,320	1,286
Cindat Joint Venture	898	646	1,633	1,132
OMG Senior Housing, LLC	(96)	(103)	(179)	(204)
OH CHS SNP, Inc.	24	9	51	(145)
Total	$1,782	$1,187	$3,405	$13,017
(1)	The income from this unconsolidated joint venture for the six months ended June 30, 2021 includes a $14.9 million gain on sale of real estate investments.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For the three months ended June 30, 2022 and 2021, we recognized approximately $0.2 million and $0.3 million, respectively, of asset management fees. For the six months ended June 30, 2022 and 2021, we recognized approximately $0.4 million and $0.5 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of June 30, 2022 and December 31, 2021:

(in thousands)
Balance as of December 31, 2021	$651,417
Foreign currency translation	(1,451)
Balance as of June 30, 2022	$649,966

The following is a summary of our intangibles as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

	(in thousands)
Assets:
Above market leases	$5,929	$5,929
Accumulated amortization	(4,405)	(4,313)
Net above market leases	$1,524	$1,616

Liabilities:
Below market leases	$71,072	$66,324
Accumulated amortization	(46,076)	(38,091)
Net below market leases	$24,996	$28,233

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

For the three months ended June 30, 2022 and 2021, our net amortization related to intangibles was $1.0 million and $1.1 million, respectively. For the six months ended June 30, 2022 and 2021, our net amortization related to intangibles was $2.6 million and $7.3 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2022 and the next four years is as follows: remainder of 2022 – $2.0 million; 2023 – $3.9 million; 2024 – $3.7 million; 2025 – $3.5 million and 2026 – $2.7 million. As of June 30, 2022, the weighted average remaining amortization period of above market lease assets is approximately ten years and below market lease liabilities is approximately seven years.

NOTE 11 – CONCENTRATION OF RISK

As of June 30, 2022, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 943 healthcare facilities, located in 42 states and the U.K. and operated by 65 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.8 billion at June 30, 2022, with approximately 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 673 SNFs, 163 ALFs, 20 ILFs, 16 specialty facilities and two medical office buildings, (ii) fixed rate mortgages on 50 SNFs, two ALFs and two specialty facilities, and (iii) 15 facilities that are held for sale. At June 30, 2022, we also held other investments of approximately $560.9 million, consisting primarily of secured loans to third-party operators of our facilities and $183.7 million of investments in six unconsolidated joint ventures.

At June 30, 2022, we had investments with two operators or managers that approximated or exceeded 10% of our total investments: Maplewood and LaVie. Maplewood generated approximately 9.0% and 7.7% of our total revenues for the three months ended June 30, 2022 and 2021, respectively, and 9.0% and 7.6% of our total revenues for the six months ended June 30, 2022 and 2021, respectively. LaVie generated approximately 11.4% and 9.6% of our total revenues for the three months ended June 30, 2022 and 2021, respectively, and 11.3% and 9.3% of our total revenues for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, the three states in which we had our highest concentration of investments were Florida (14%), Texas (10%) and Indiana (7%).

NOTE 12 – STOCKHOLDERS’ EQUITY

$500 Million Stock Repurchase Program

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Under Maryland law, shares repurchased become authorized but unissued shares. The Company reduced the common stock at par value and to the extent the cost acquired exceeds par value, it is recorded through additional paid-in capital on our Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. The following is a summary of the shares repurchased for the three and six months ended June 30, 2022 (in millions except average price per share):

			Average Price
	Period Ended	Shares Repurchased	Per Share(1)	Repurchase Cost(1)
Three Months Ended	June 30, 2022	4.2	$27.19	$114.9
Six Months Ended	June 30, 2022	5.2	27.32	142.3
(1)	Average price per share and repurchase cost includes the cost of commissions.

Dividends

The following is a summary of our declared cash dividends on common stock:

Record	Payment	Dividend per
Date	Date	Common Share
February 7, 2022	February 15, 2022	$0.67
May 2, 2022	May 13, 2022	0.67
August 1, 2022	August 15, 2022	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and six months ended June 30, 2022 and 2021 (in millions):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	June 30, 2021	1.6	$61.8
Three Months Ended	June 30, 2022	0.1	2.3
Six Months Ended	June 30, 2021	2.0	77.3
Six Months Ended	June 30, 2022	0.2	4.6

At-The-Market Offering Programs

The following is a summary of the shares issued under our former $500 million 2015 At-The-Market Offering Program (“2015 ATM Program”) and our current $1.0 billion 2021 At-The-Market Offering Program (“2021 ATM Program”) for the three and six months ended June 30, 2022 and 2021 (in millions except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Commissions	Net Proceeds
Three Months Ended	June 30, 2021	2.5	$36.23	$92.4	$1.9	$90.5
Three Months Ended	June 30, 2022	—	—	—	—	—
Six Months Ended	June 30, 2021	4.1	36.60	153.8	3.2	150.6
Six Months Ended	June 30, 2022	—	—	—	—	—
(1)	Represents the average price per share after commissions.

We did not utilize the forward provisions under the 2021 ATM Program during the first and second quarters of 2022.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(38,668)	$(14,231)	$(24,012)	$(18,427)
Translation (loss) gain	(39,750)	601	(54,380)	4,131
Realized (loss) gain	(1,252)	22	(1,278)	688
Ending balance	(79,670)	(13,608)	(79,670)	(13,608)

Derivative Instruments:
Cash flow hedges:
Beginning balance	49,985	53,519	30,407	17,718
Unrealized gain (loss)	18,370	(20,900)	36,982	14,291
Realized gain(1)	1,074	733	2,040	1,343
Ending balance	69,429	33,352	69,429	33,352
Net investment hedges:
Beginning balance	(5,741)	(16,341)	(9,588)	(13,331)
Unrealized gain (loss)	18,661	317	22,508	(2,693)
Ending balance	12,920	(16,024)	12,920	(16,024)
Total accumulated other comprehensive income before noncontrolling interest	2,679	3,720	2,679	3,720
Add: portion included in noncontrolling interest	822	803	822	803
Total accumulated other comprehensive income for Omega	$3,501	$4,523	$3,501	$4,523
(1)	Recorded in interest expense on the Consolidated Statements of Operations.

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

We have elected to treat certain of our active subsidiaries as taxable REIT subsidiaries (“TRSs”). Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes and may cause us to be subject to current-year income inclusion relating to ownership of a controlled foreign corporation for U.S. income tax purposes.

As of June 30, 2022, one of our domestic TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $10.2 million. Our domestic NOL carry-forward was fully reserved as of June 30, 2022, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017, may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

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

The following is a summary of deferred tax assets and liabilities (which are recorded in other assets and accrued expenses and other liabilities, respectively, in our Consolidated Balance Sheets):

	June 30,	December 31,
	2022	2021

	(in thousands)
U.S. Federal net operating loss carryforward	$2,135	$2,221
Valuation allowance on deferred tax asset	(2,135)	(2,221)
Foreign net operating loss carryforward	11,768	—
Foreign deferred tax liability (1)	(6,508)	(8,200)
Net deferred tax asset (liability)	$5,260	$(8,200)
(1)	The deferred tax liability primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition.

The following is a summary of our provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Provision for federal, state and local income taxes	$0.3	$0.3	$0.6	$0.6
Provision for foreign income taxes	0.8	0.6	1.7	1.3
Total provision for income taxes (1)	$1.1	$0.9	$2.3	$1.9
(1)	The above amounts do not include gross receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Stock-based compensation expense	$6,846	$5,811	$13,706	$11,207

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

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		June 30,	June 30,	December 31,
	Maturity	2022	2022	2021

			(in thousands)
Secured borrowings:
HUD mortgages(1)(2)	2046-2052	3.01%	$356,000	$359,806
2023 term loan(3)	2023	5.25%	2,275	2,275
2024 term loan(4)	2024	6.55%	19,548	—
Total secured borrowings			377,823	362,081

Unsecured borrowings:
Revolving credit facility(5)	2025	2.87%	38,000	—

Senior notes and other unsecured borrowings:
2023 notes(5)	2023	4.375%	350,000	350,000
2024 notes(5)	2024	4.950%	400,000	400,000
2025 notes(5)	2025	4.500%	400,000	400,000
2026 notes(5)	2026	5.250%	600,000	600,000
2027 notes(5)	2027	4.500%	700,000	700,000
2028 notes(5)	2028	4.750%	550,000	550,000
2029 notes(5)	2029	3.625%	500,000	500,000
2031 notes(5)	2031	3.375%	700,000	700,000
2033 notes(5)	2033	3.250%	700,000	700,000
OP term loan(6)(7)	2025	3.12%	50,000	50,000
Deferred financing costs – net			(24,628)	(26,980)
Discount – net			(29,149)	(31,565)
Total senior notes and other unsecured borrowings – net			4,896,223	4,891,455

Total unsecured borrowings – net			4,934,223	4,891,455

Total secured and unsecured borrowings – net(8)(9)			$5,312,046	$5,253,536
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at June 30, 2022. Secured by real estate assets with a net carrying value of $531.0 million as of June 30, 2022.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Borrowing is the debt of a consolidated joint venture.
(4)	Borrowing is the debt of the consolidated joint venture discussed in Note 8 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing is secured by two ALFs, which are owned by the joint venture.
(5)	Guaranteed by Omega OP.
(6)	Omega OP is the obligor on this borrowing.
(7)	The interest rate swaps, that were cash flow hedges of Omega OP’s $50.0 million senior unsecured term loan facility (the “OP term loan”) interest payments and that effectively fixed the interest rate at 3.29%, matured on February 10, 2022.
(8)	All borrowings are direct borrowings of Parent unless otherwise noted.
(9)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2022 and December 31, 2021, we were in compliance with all applicable covenants for our borrowings.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of June 30, 2022, we have five forward starting swaps with $400.0 million in notional value designated as cash flow hedges and six foreign currency forward contracts with £250.0 million (including the two new foreign currency forwards discussed below) in notional value designated as net investment hedges.

On May 17, 2022, we entered into two new foreign currency forward contracts with notional amounts totaling £76.0 million and a GBP-USD forward rate of 1.3071, which mature on May 21, 2029. The currency forwards hedge a portion of our net investments in U.K. subsidiaries and our U.K. joint venture.

On February 10, 2022, two of our interest rate swaps that were entered into in May 2019 with aggregate notional amounts of $50.0 million matured. These interest rate swap contracts were designated as hedges against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP term loan.

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	June 30,	December 31,
	2022	2021

Cash flow hedges:	(in thousands)
Other assets	$73,913	$32,849
Accrued expenses and other liabilities	$—	$96

Net investment hedges:
Other assets	$29,262	$6,754

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

At June 30, 2022 and December 31, 2021, the net carrying amounts and fair values of our other financial instruments were as follows:

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$10,881	$10,881	$10,873	$10,873
Mortgage notes receivable – net	711,589	716,235	835,086	869,715
Other investments – net	560,914	567,564	469,884	476,664
Total	$1,283,384	$1,294,680	$1,315,843	$1,357,252
Liabilities:
Revolving credit facility	$38,000	$38,000	$—	$—
2023 term loan	2,275	2,275	2,275	2,275
2024 term loan	19,548	19,750	—	—
OP term loan	49,711	50,000	49,661	50,000
4.375% notes due 2023 – net	349,385	351,214	349,100	365,243
4.95% notes due 2024 – net	398,230	401,624	397,725	427,184
4.50% notes due 2025 – net	398,066	397,164	397,685	427,440
5.25% notes due 2026 – net	597,495	594,726	597,142	667,524
4.50% notes due 2027 – net	693,106	664,510	692,374	766,003
4.75% notes due 2028 – net	544,412	522,731	543,908	607,249
3.625% notes due 2029 – net	491,285	425,245	490,681	519,430
3.375% notes due 2031 – net	684,487	569,800	683,592	705,810
3.25% notes due 2033 – net	690,046	531,727	689,587	683,151
HUD mortgages – net	356,000	305,896	359,806	394,284
Total	$5,312,046	$4,874,662	$5,253,536	$5,615,593

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

Lakeway Realty, L.L.C.

In September 2016, MedEquities received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Hospital or by providers with financial relationships with Lakeway Hospital. As a result of the acquisition of MedEquities, the Company owns a 51% interest in an unconsolidated limited liability company that owns Lakeway Hospital, Lakeway Realty, L.L.C. The CID requested certain documents and information related to the acquisition and ownership of Lakeway Hospital through Lakeway Realty, L.L.C. The Company has learned that the DOJ is investigating, among other items, MedEquities’ conduct in connection with its investigation of financial relationships related to Lakeway Hospital, including allegations by the DOJ that these relationships violate and continue to violate the Anti-Kickback Statute and, as a result, related claims submitted to federal payors violated and continue to violate the False Claims Act. The Company is cooperating fully with the DOJ in connection with the CID and has produced all of the information that has been requested to date.

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

While the Company believes that the acquisition, ownership and leasing of Lakeway Hospital through the Lakeway Partnership was and is in compliance with all applicable laws, in the second quarter of 2022, the Company recorded a $3.0 million legal reserve related to this matter which is included within accrued expenses and other liabilities on the Consolidated Balance Sheets with the related expense included in other (expense) income – net on the Consolidated Statements of Operations.

Other

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of  June 30, 2022, our maximum funding commitment under these indemnification agreements was approximately $5.6 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2022, are outlined in the table below (in thousands):

Construction and capital expenditure mortgage loan commitments	$14,632
Lessor construction and capital commitments under lease agreements	199,894
Other investment loan commitments (1)	156,956
Total remaining commitments (2)	$371,482
(1)	This amount includes the $90 million short-term revolving line of credit discussed in Note 6 – Other Investments.
(2)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net income	$91,915	$86,863	$287,071	$251,229
Deduct: net income attributable to noncontrolling interests	(2,448)	(2,340)	(7,997)	(6,728)
Net income available to common stockholders	$89,467	$84,523	$279,074	$244,501
Denominator:
Denominator for basic earnings per share	235,847	236,229	237,687	234,401
Effect of dilutive securities:
Common stock equivalents	707	1,130	835	1,037
Noncontrolling interest – Omega OP Units	6,772	6,549	6,919	6,470
Denominator for diluted earnings per share	243,326	243,908	245,441	241,908

Earnings per share – basic:
Net income available to common stockholders	$0.38	$0.36	$1.17	$1.04
Earnings per share – diluted:
Net income	$0.38	$0.36	$1.17	$1.04

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$164,949	$100,824
Restricted cash	3,515	3,736
Cash, cash equivalents and restricted cash at end of period	$168,464	$104,560

Supplemental information:
Interest paid during the period, net of amounts capitalized	$110,266	$105,634
Taxes paid during the period	$3,125	$3,072

Non-cash investing activities:
Non-cash acquisition of real estate	$(9,818)	$—
Non-cash placement of mortgages	$—	$(1,000)
Non-cash proceeds from other investments	$—	$1,000

Non-cash financing activities:
Non-cash contribution from noncontrolling interest holder in consolidated joint venture	$2,903	$—
Change in fair value of cash flow hedges	$63,668	$17,869
Remeasurement of debt denominated in a foreign currency	$(6,128)	$3,010

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the impact of the COVID-19 pandemic on our business and the business of our operators, including without limitation, the extent and duration of the COVID-19 pandemic, increased costs, staffing shortages and decreased occupancy levels experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection therewith, the ability of operators to comply with infection control and vaccine protocols, the long-term impact of vaccination on facility infection rates, the extent to which continued government support may be available to operators to offset such costs and the conditions related thereto, and the extent to which support may terminate upon termination of the federally declared public health emergency;
(4)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(5)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(6)	the availability and cost of capital to us;
(7)	changes in our credit ratings and the ratings of our debt securities;
(8)	competition in the financing of healthcare facilities;
(9)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(10)	additional regulatory and other changes in the healthcare sector;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates and the impact of inflation;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(17)	our ability to maintain our status as a REIT; and
(18)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega,” or “Company,” “we,” “our,” or “us”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of June 30, 2022, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs, ALFs, and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of our long-term leases and mortgage loans with healthcare operating companies and affiliates (collectively, our “operators”). All of our mortgages are secured by first liens on the underlying real estate and personal property of the operators. In addition to our core investments, we make loans to operators and/or their principals. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as other investments. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

COVID-19 Pandemic Update

The COVID-19 pandemic has continued to significantly and adversely impact SNFs and long-term care providers due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve. As a result, many of our operators have been and may continue to be significantly impacted by the pandemic. As discussed further in “Collectibility Issues” below, during the year we have had several operators that have failed to make contractual payments under their lease and loan agreements, and we have agreed to short-term deferrals and/or allowed the application of security deposits or letters of credit to pay rent for several operators.

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

We believe that the incidence and severity of COVID-19 at our operators among their residents and employees, based on reporting by our operators, tend to correlate with levels of incidence experienced by the community. It remains uncertain to what extent vaccination programs for COVID-19 and any booster doses will continue to mitigate the effects of COVID-19 in our facilities, particularly with regard to any new variants of the virus, the impact of governmental vaccine mandates for staff on ongoing staffing shortages in our facilities and other factors that impact virus transmission in our facilities. The impact of these programs will depend in part on the continued efficacy and delivery of the vaccine and booster doses in our facilities, compliance with staff vaccination requirements and participation levels in vaccination programs among the residents and employees of our operators and in the communities in which they operate.

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, our operators have been required to, and continue to, adapt their operations to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, staffing levels, personal protective equipment (“PPE”), testing mandates, quality of care, visitation protocols and reporting, among other regulations, throughout the pandemic while facing staffing shortages that have accelerated during the pandemic and that may impede the delivery of care. Many of our operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. These increases have been offset to some extent by increases in reimbursements due to increased skilling in place, which has been necessitated by pandemic-related protocols and may decrease when such protocols subside or when the federally declared public health emergency expires. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay and reliance on agency staffing due to staffing shortages, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, operators who do not achieve full compliance with applicable vaccination and infection control requirements may face potential survey issues and penalties. At this time, there is significant uncertainty regarding the impact of such developments.

Our facilities, on average, experienced declines, in some cases that are material, in occupancy levels as a result of the pandemic. Occupancy in our facilities has generally improved on average since early 2021, with a slight reduction in growth in late 2021 and early 2022 due to the impact of new variants; however, average occupancy has not returned to pre-pandemic levels. It remains unclear when and the extent to which demand and occupancy levels will return to pre-COVID-19 levels. We believe these challenges to occupancy recovery may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While substantial government support, primarily through the federal CARES Act in the U.S. and distribution of PPE, vaccines and testing equipment by federal and state governments, was allocated to SNFs and to a lesser extent to ALFs in 2020, federal relief efforts were limited in 2021 as have been relief efforts in certain states. We believe further government support will be needed to continue to offset these impacts, which may take the form of stimulus or reimbursement rate adjustments to reflect sustained cost changes experienced by operators. It is unclear whether and to what extent such government support will continue to be sufficient and timely to offset these impacts. In particular, while $25.5 billion in federal funding for healthcare providers impacted by COVID-19 was announced in September 2021 with distributions beginning in late 2021, it remains unclear the extent to which these funds or remaining unallocated funds under the Public Health and Social Services Emergency Fund (“Provider Relief Fund”) will be distributed to our operators in any meaningful way, whether additional funds will be added to the Provider Relief Fund or otherwise allocated to healthcare operators or our operators, or whether additional Medicaid funds under the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) or other Medicare or Medicaid reimbursement rates changes in the U.S. will ultimately support reimbursement to our operators. While certain states have provided pandemic-related relief measures and/or reimbursement increases, there remains uncertainty as to how widespread these measures will continue to be and to what extent they may be distributed to and benefit our operators, especially when the federally declared public health emergency expires or previously released federal funds to states have been fully utilized. Likewise, while certain states may in the course of routine rate-setting of Medicaid rates address inflationary factors and other expense-related items, there can be no assurance that these changes will be sufficient to offset existing increased inflation and expenses. See the “Government Regulation and Reimbursement” section below for additional information. Further, to the extent the cost and occupancy impacts on our operators continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.

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

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through October 13, 2022, allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions have contributed, and may continue to contribute, to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion, and when the public health emergency declaration will terminate.

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

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which have the potential to impact our operators to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments are loans that providers were scheduled to repay beginning one year from the issuance date of each provider’s or supplier’s accelerated or advance payment, with repayment made through automatic recoupment of 25% of Medicare payments otherwise owed to the provider or supplier for eleven months, followed by an increase to 50% for another six months, after which any outstanding balance would be repaid subject to an interest rate of 4%. We believe these repayments commenced for many of our operators in April 2021 and have adversely impacted, and will continue to adversely impact, operating cash flows of these operators.

The Budget Control Act of 2011 established a Medicare Sequestration of 2%, which is an automatic reduction of certain federal spending as a budget enforcement tool. Originally, the sequester was supposed to be in effect from FY 2013 to FY 2021. However, most recently, the Infrastructure Investment and Jobs Act extended the sequester through FY 2031. Additional legislation, including the CARES Act and the Protecting Medicare and American Farmers Act, suspended the application of the sequester to Medicare from May 1, 2020, through March 30, 2022. It also limited Medicare reductions to 1% from April 1, 2022 through June 30, 2022. The full 2% Medicare sequestration is scheduled to be back in effect as of July 1, 2022. The sequestration is currently extended through fiscal year 2031. Per the Protecting Medicare and American Farmers from Sequester Cuts Act, the Medicare sequester percentage in FY 2030 will be 2.25% during the first 6 months of the FY 2030 and 3% for the next 6 months. Per the Infrastructure Investment and Jobs Act, the Medicare sequester percentage in FY 2031 will be 4% during the first 6 months of the FY 2031 sequestration order and 0% for the next 6 months (October 2031 through March 2032). While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

Quality of Care Initiatives and Additional Requirements Related to COVID-19.  In addition to COVID-19 reimbursement changes, several regulatory initiatives announced in 2020 and 2021 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In August 2021, CMS announced it was developing an emergency regulation requiring staff vaccinations within the nation’s more than 15,000 Medicare and Medicaid-participating nursing homes, and in September 2021, CMS further announced that the scope of the regulation will be expanded to include workers in hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. In addition, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Additionally, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of the nursing home reforms announced in the 2022 State of the Union Address. Although the American Rescue Plan Act did not allocate specific funds to SNF or ALF providers, certain funds were allocated to quality improvement organizations to provide infection control and vaccination uptake support to SNFs and to the CDC for staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020 and 2021 and the first half of 2022. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry. The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. These initiatives, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in legislation imposing additional requirements on our operators.

Reimbursement Generally:

Medicaid.  The American Rescue Plan Act contains several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. For example, the American Rescue Plan Act increased the FMAP by 10 percentage points for state home and community-based services expenditures beginning April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. As a condition for receiving the FMAP increase, states must enhance, expand, or strengthen their Medicaid home and community-based services program during this period. These potential enhancements to Medicaid reimbursement funding may be offset in certain states by state budgetary concerns, the ability of the state to allocate matching funds and to comply with the new requirements, the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic, and the potential allocation of state Medicaid funds available for reimbursement away from SNFs in favor of home and community-based programs. These challenges may particularly impact us in states where we have a larger presence, including Florida and Texas. In Texas in particular, several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Our operators in Texas may also be adversely impacted by the expected expiration of an add-on by the state to the daily reimbursement rate for Medicaid patients that will terminate upon expiration of the federally declared public health emergency. In Florida, while added support to our operators during the pandemic has generally been limited, approximately $100 million in additional FMAP funds for nursing homes was approved by the State in November 2021, with the funds to be distributed through increased Medicaid payment rates over a three-month period and in March 2022, a revised state budget for 2022-23, which takes effect October 1, 2022, increased Medicaid reimbursement rates by 7.8% to fund, in part, increased wages for certain nursing home staff. In addition, on April 6, 2022, the State of Florida enacted staffing reforms for SNFs that may provide additional flexibility to our operators in meeting minimum staffing requirements by using supplemental staff. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

Medicare.  On July 29, 2022, CMS issued a final rule regarding the government fiscal year 2023 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $904 million, or 2.7%, for fiscal year 2023 compared to fiscal year 2022. This estimated reimbursement increase is attributable to a 3.9% market basket increase factor plus a 1.5 percentage point market basket forecast error adjustment and less a 0.3 percentage point productivity adjustment, as well as a $780 million decrease in the SNF prospective payment system rates as a result of the recalibrated parity adjustment described below, which is being phased in over two years. The annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $186 million in fiscal year 2023. While Medicare reimbursement rate setting, which takes effect annually each October, has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current inflation rates remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by non-inflationary factors, including any adjustments related to the impact of various payment models, such as those described below.

Payments to providers continue to be increasingly tied to quality and efficiency. The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. CMS has stated that it intended PDPM to be revenue-neutral to operators, with future Medicare reimbursement reductions possible if that was not the case. In April 2022, CMS issued a proposal for comment, which included an adjustment to obtain that revenue neutrality as early as the 2023 rate setting period. After considering the feedback received in the rulemaking cycle, CMS is finalizing recalibration of the PDPM parity adjustment factor of 4.6% with a two-year phase-in period that would reduce SNF spending by 2.3%, or approximately $780 million, in each of fiscal years 2023 and 2024. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

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

On June 29, 2022, CMS issued new and updated guidance to provide additional clarity to surveyors on regulatory requirements for participation of long term care facilities in the Medicare program and to address how compliance will be assessed. This included guidance related to, among other things, infection control and prevention, and staffing, as well as recommendations related to resident room capacity.

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

2022 and Recent Highlights

Investments

●	We acquired $108.5 million of real estate assets which included 30 facilities during the six months ended June 30, 2022. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 8% and 9.5%.
●	We invested $16.0 million and $34.2 million under our construction-in-progress and capital improvement programs during the three and six months ended June 30, 2022, respectively.
●	We advanced $2.2 million and $4.9 million under existing mortgage loans during the three and six months ended June 30, 2022, respectively.
●	During the three months ended June 30, 2022, Ciena Healthcare (“Ciena”) repaid $113.7 million under six mortgages. Concurrent with these repayments, we released the mortgage liens on six facilities in exchange for the partial repayment and extended the maturity date of all of the Ciena mortgage notes to June 30, 2030 (with exception of two loans with an aggregate principal balance of $34.3 million with maturity dates in 2022 and 2023).

Dispositions and Impairments

●	During the three and six months ended June 30, 2022, we sold 13 and 40 facilities for approximately $54.3 million and $386.9 million in net cash proceeds, recognizing net gains of approximately $25.2 million and $138.8 million, respectively. The proceeds and gain for the six months ended June 30, 2022 primarily relate to the sale of 22 facilities in the first quarter of 2022 that were previously leased and operated by Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) and the sale of nine facilities (two facilities in the first quarter and seven in the second quarter) that were previously leased to Guardian Healthcare (“Guardian”) in connection with the restructuring of Guardian’s portfolio.
●	During the three and six months ended June 30, 2022, we recorded impairments on four and six facilities of approximately $7.7 million and $11.2 million, respectively. Of the $11.2 million, $3.5 million related to two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell, and $7.7 million related to four held-for-use facilities for which it was determined that the carrying value exceeded the fair value.

Financing Activities

●	In January 2022, our Board authorized the repurchase of up to $500 million of our outstanding common stock, from time to time, through March 2025. During the three and six months ended June 30, 2022, the Company repurchased 4.2 million shares, at an average price of $27.19 per share, and 5.2 million shares, at an average price of $27.32 per share, of our outstanding common stock, respectively.

Other Highlights

●	During the three and six months ended June 30, 2022, we made $55.6 million and $81.4 million of new other investment loans with a weighted average interest rate of 12% and 10.9%, respectively. Our 2022 new other investment loans include $35.6 million related to a mezzanine loan entered into in the second quarter of 2022 with an existing operator that bears interest at a fixed rate of 12% per annum and matures on June 30, 2025, and $25 million related to a term loan entered into in the first quarter of 2022 with LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care) that bears interest at a fixed rate of 8.5% per annum and matures on March 31, 2032. During the three and six months ended June 30, 2022, we also advanced $42.7 million and $114.9 million, respectively, under existing other investment loans. Of the $42.7 million and $114.9 million, $7.1 million and $54.5 million, respectively, related to a revolving working capital loan which also had repayments of $12.4 million and $60.6 million during the three and six months ended June 30, 2022, respectively.
●	In 2022, Omega was again included in the Bloomberg Gender-Equality Index (GEI) – one of only 418 companies worldwide, and fewer than 15 U.S. REITs, to be included in the 2022 index.

Collectibility Issues

●	Agemo Holdings, LLC (“Agemo”) continued to not pay contractual rent and interest due under its lease and loan agreements during the first and second quarters of 2022. We have not recorded any rental income or interest income related to Agemo during the three and six months ended June 30, 2022. We continue to have discussions with Agemo regarding restructuring the lease and loan agreements. In the first and second quarters of 2022, we recorded an additional provision for credit losses of $4.7 million and $1.3 million, respectively, related to the $25.0 million secured working capital loan (the “Agemo WC Loan”) as a result of a reduction in the fair value of the underlying collateral assets supporting the current carrying values.
●	Guardian did not make rent and interest payments under its lease and loan agreements during the first quarter of 2022 but resumed making contractual rent and interest payments during the second quarter of 2022, in accordance with the restructuring terms discussed further below. Guardian is on a cash basis of revenue recognition for lease purposes and we recorded rental income of $3.8 million for the three months ended June 30, 2022 for contractual rent payments that were made. Additionally, the mortgage loan is on non-accrual status, and is being accounted for under the cost recovery method, so the $1.4 million of interest payments that we received during the three months ended June 30, 2022 were applied directly against the principal balance outstanding. We have recorded recoveries for credit losses of $1.4 million and $6.5 million related to Guardian during the three and six months ended June 30, 2022, primarily due to a large paydown of the Guardian mortgage loan in the first quarter of 2022. In the first quarter of 2022, we transitioned eight facilities previously leased to Guardian to two other operators. Additionally, during the six months ended of June 30, 2022, we sold nine facilities previously leased to Guardian and three facilities previously subject to the Guardian mortgage loan. In the second quarter of 2022, we agreed to a formal restructuring agreement, master lease amendments and mortgage loan amendments with Guardian. As part of the restructuring agreement and related agreements, Omega agreed to, among other terms, allow for the retrospective deferral of $18.0 million of aggregate contractual rent and interest, with repayment required after September 30, 2024 and to reduce the combined rent and mortgage interest to an aggregate of $24.0 million per year as of July 1, 2022.

●	From January through March 2022, an operator representing 3.8% and 3.4% of total revenue (excluding the impact of write-offs) for both the three months and six months ended June 30, 2022 and 2021, respectively, did not pay its contractual amounts due under its lease agreement. In March 2022, the lease with this operator was amended to allow for a short-term rent deferral for January through March 2022. This operator paid the contractual amount due under its lease agreement from April through June 2022. Omega holds a $1.0 million letter of credit and a $150 thousand security deposit from this operator. The operator remains current on its $20.0 million revolving credit facility, which is fully drawn as of June 30, 2022, and is secured by a first lien on the operator’s accounts receivable.
●	In March 2022, another operator, representing 1.0% and 2.1% of total revenue (excluding the impact of write-offs) for the three months ended June 30, 2022 and 2021, respectively, and 1.6% and 2.1% of total revenue (excluding the impact of write-offs) for the six months ended June 30, 2022 and 2021, respectively, did not pay its contractual amounts due under its lease agreement. In April 2022, the lease with this operator was amended to allow the operator to apply its $2.0 million security deposit in order to pay March 2022 rent and to allow for a short-term rent deferral for April 2022, with regular rent payments required to resume in May 2022. This operator paid contractual rent in May 2022, but failed to make the full contractual rent payment for June 2022. We placed this operator on a cash basis of revenue recognition during the second quarter of 2022 as collection of substantially all contractual lease payments due from them was no longer deemed probable. As a result, we wrote-off approximately $8.3 million of straight-line rent receivables through rental income during the three months ended June 30, 2022.
●	In June 2022, another operator, representing 2.2% and 1.0% of total revenue (excluding the impact of write-offs) for the three months ended June 30, 2022 and 2021, respectively, and 2.2% and 2.1% of total revenue (excluding the impact of write-offs) for the six months ended June 30, 2022 and 2021, respectively, short-paid the contractual rent amount due under its lease agreement by $0.6 million. At June 30, 2022, we held a $5.4 million of letter of credit as collateral from this operator. In July 2022, we drew the full amount of the letter of credit and applied $0.6 million of the proceeds to pay the unpaid portion of June rent. We are in discussions with this operator to allow the application of a portion of the remaining proceeds from the letter of credit towards future contractual rent for a short-term period.
●	In June 2022, we placed another operator, representing approximately 0.4% and 0.3% of our total revenues (excluding the impact of write-offs) for the three months ended June 30, 2022 and 2021, respectively, and 0.5% and 0.5% of total revenue (excluding the impact of write-offs) for the six months ended June 30, 2022 and 2021, respectively, on a cash basis of revenue recognition. The change in our evaluation of the collectability of future rent payments due from this operator was as a result of information received from the operator during the second quarter of 2022 regarding substantial doubt as to its ability to continue as a going concern. As a result of placing this operator on a cash basis, we wrote-off approximately $2.1 million of straight-line rent receivables through rental income during the three months ended June 30, 2022. All facilities included in this operator’s master lease are included in assets held for sale as of June 30, 2022.
●	During the six months ended June 30, 2022, we allowed three other operators, representing an aggregate 2.3% and 2.7% of total revenue (excluding the impact of write-offs) for the three months ended June 30, 2022 and 2021, respectively, and 2.4% and 2.7% of total revenue (excluding the impact of write-offs) for the six months ended June 30, 2022 and 2021, respectively, to apply an aggregate of $2.2 million of their security deposits to pay rent to accommodate short term liquidity issues, with regular rent payments required to resume shortly thereafter. Additionally, we granted one of these operators a short-term deferral for a portion of its rent due during the six months ended June 30, 2022. As of June 30, 2022, all of these operators are current on their respective lease obligations due to the application of security deposits. These operators also are required to begin replenishing their security deposits in 2023.

Dividends

●	On July 21, 2022, the Board of Directors declared a cash dividend for the quarter ended June 30, 2022 of $0.67 per share.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended June 30, 2022 and 2021

Revenues

Our revenues for the three months ended June 30, 2022 totaled $244.6 million, a decrease of approximately $12.8 million over the same period in 2021. Included below is a description of the material changes in revenues for the three months ended June 30, 2022 compared to the same period in 2021:

●	Rental income was $211.4 million, a decrease of $9.5 million over the same period in 2021. The decrease was primarily the result of (i) a $12.3 million decrease relating to Agemo, a cash basis operator from which we received no rental payments and recorded no rental income for in the second quarter of 2022; (ii) a $7.3 million decrease relating to the sale of 22 facilities formerly leased and operated by Gulf Coast, which was completed in the first quarter of 2022; (iii) a $3.3 million decrease related to one of the operators placed on a cash basis of revenue recognition during the second quarter of 2022 that only paid a portion of the contractual rent amount due during the second quarter of 2022; and (iv) a $2.1 million decrease related to the restructuring of the Guardian lease agreement, which included the sale or transition of 17 facilities in 2022 with corresponding reductions in base rent. The overall decrease in rental income was partially offset by (i) a $7.0 million increase due to a net reduction in straight-line rent receivable and lease inducement write-offs in the second quarter of 2022 compared to 2021, as we had a $17.4 million straight-line rent receivable write-off associated with Gulf Coast in the second quarter of 2021 as a result of placing it on a cash basis for revenue recognition; (ii) a $4.2 million increase due to additional rental income in the second quarter of 2022 from acquisitions and construction in progress facilities being placed in service; and (iii) a net increase of $3.8 million due to lease extensions, facility transitions and capital expenditures.
●	Mortgage interest income was $19.6 million, a decrease of $4.4 million over the same period in 2021. The decrease was primarily the result of (i) a $3.1 million decrease related to Guardian as a result of recognizing no interest income in the second quarter of 2022 on the $80.6 million mortgage loan, as we are accounting for the loan using the cost recovery method with interest payments applied to principal amounts outstanding and (ii) a $1.2 million write-off of effective interest in connection with the $113.7 million partial principal paydown on the Ciena mortgages during the second quarter of 2022.

Expenses

Our expenses for the three months ended June 30, 2022 totaled $174.2 million, a decrease of approximately $0.9 million over the same period in 2021. Included below is a description of the material changes in expenses for the three months ended June 30, 2022 compared to the same period in 2021:

●	Our depreciation and amortization expense was $83.2 million, a $2.6 million decrease over the same period in 2021. The decrease primarily relates to facility sales and facilities reclassified to assets held for sale, such as the 22 Gulf Coast facilities and the nine Guardian facilities that were sold in 2022, partially offset by facility acquisitions and capital additions.

●	Our general and administrative expense was $18.8 million, a $3.6 million increase over the same period in 2021. The increase primarily relates to (i) a $1.3 million increase in outside services primarily related to consulting, (ii) a $1.0 million increase in stock-based compensation expense and (iii) a $0.6 million increase in payroll and benefits.
●	Our acquisition, merger and transition related costs were $4.0 million, an increase of $4.0 million over the same period in 2021. This increase primarily relates to costs incurred related to the transition of facilities with troubled operators.
●	Our recovery for credit losses was $1.6 million, a $5.1 million change over the same period in 2021. The change was primarily as a result of (i) changes in loan balances and decreases in loss rates, utilized in the estimate of expected losses for loans, in the second quarter of 2022 compared to the same period in 2021 and (ii) recoveries for cash collections received on loans reserved down to the fair value of the collateral, partially offset by (i) provisions recorded on the Agemo WC Loan, the $20.0 million working capital loan that was entered into in November 2021 and the $25.0 million Gulf Coast debtor-in-possession (“DIP”) facility.

Other Income (Expense)

For the three months ended June 30, 2022, total other income was $20.8 million, an increase of approximately $16.5 million over the same period in 2021. The increase was mainly due to a $21.1 million increase in gain on assets sold related to the sale of 13 facilities in the second quarter of 2022 compared to the sale of six facilities during the same period in 2021 partially offset by a $3.0 million legal reserve recorded in other (expense) income – net discussed in Note 18 – Commitments and Contingencies.

Six Months Ended June 30, 2022 and 2021

Revenues

Our revenues for the six months ended June 30, 2022 totaled $494.0 million, a decrease of approximately $37.2 million over the same period in 2021. Included below is a description of the material changes in revenues for the six months ended June 30, 2022 compared to the same period in 2021:

●	Rental income was $428.3 million, a decrease of $30.4 million over the same period in 2021. The decrease was primarily the result of (i) a $23.8 million decrease relating to Agemo, a cash basis operator, from which we received no rental payments and recorded no rental income during the first and second quarters of 2022; (ii) a $14.6 million decrease due to recognizing no rental income related to Gulf Coast, a cash basis operator, in 2022, as we received no contractual payments in the first quarter related to the lease with this operator, and we sold or transitioned 23 of the facilities subject to the Gulf Coast lease in March 2022; (iii) an $8.1 million decrease relates to Guardian, due to the restructuring of the lease agreement (discussed under “Three Months Ended June 30, 2022 and 2021 – Revenues” above) and as a result of only receiving three months of payments from Guardian during 2022. The overall decrease in rental income was partially offset by (i) a $10.7 million increase due to additional rental income in the second quarter of 2022 from acquisitions and construction in progress facilities being placed in service and (ii) a $6.6 million increase due to a net reduction in straight-line rent receivable and lease inducement write-offs in the six months ended June 30, 2022, as we had a $17.4 million straight-line rent receivable write-off associated with Gulf Coast in the second quarter of 2021 as a result of placing it on a cash basis for revenue recognition.
●	Mortgage interest income was $40.1 million, a $7.5 million decrease over the same period in 2021. The decrease was primarily the result of (i) a $6.1 million decrease related to Guardian as a result of recognizing no interest income in 2022 on the $80.6 million mortgage loan, as we are accounting for the loan using the cost recovery method with interest payments applied to principal amounts outstanding and (ii) a $1.2 million write-off of effective interest receivables, that is recorded as a reduction to mortgage interest income, in connection with the $113.7 million partial principal paydown on the Ciena mortgages during the second quarter of 2022.

Expenses

Our expenses for the six months ended June 30, 2022 totaled $341.9 million, an increase of approximately $24.4 million over the same period in 2021. Included below is a description of the material changes in expenses for the six months ended June 30, 2022 compared to the same period in 2021:

●	Our depreciation and amortization expense was $166.0 million, a $4.7 million decrease over the same period in 2021. The decrease primarily relates to facility sales and facilities reclassified to assets held for sale, such as the 22 Gulf Coast facilities that were sold in the first quarter of 2022 and the nine Guardian facilities that were sold in the first and second quarters of 2022, partially offset by facility acquisitions and capital additions.
●	Our general and administrative expense was $35.2 million, a $3.8 million increase over the same period in 2021. The increase primarily relates to (i) a $2.5 million increase in stock-based compensation expense and (ii) a $1.2 million increase in outside services primarily related to consulting.
●	Our acquisition, merger and transition related costs were $5.5 million, an increase of $3.7 million over the same period in 2021. This increase primarily relates to costs incurred related to the transition of facilities with troubled operators.
●	Our impairment on real estate properties was $11.2 million, a decrease of $26.3 million over the same period in 2021. The 2022 impairments were recognized in connection with two facilities that were classified as held-for-sale for which the carrying values exceeded the estimated fair values less costs to sell and four held-for-use facilities for which it was determined that the carrying value exceeded the fair value. The 2021 impairments were recognized in connection with six facilities that were classified as held-for-sale for which the carrying values exceeded the estimated fair values less costs to sell and one held-for-use facility for which it was determined that the carrying value exceeded the fair value.
●	Our provision for credit losses was $0.3 million, a $2.3 million decrease over the same period in 2021. The decrease was primarily as a result of recoveries for cash collections and paydowns received on the Guardian mortgage, partially offset by (i) net provisions recorded on the Agemo WC Loan, the $20.0 million working capital loan that was entered into in November 2021 and the Gulf Coast DIP facility and (ii) an increase in balances, loss rates and weighted average years to maturity. See further discussion on specific loan reserves in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Collectibility Issues.

Other Income (Expense)

For the six months ended June 30, 2022, total other income was $133.9 million, an increase of approximately $58.8 million over the same period in 2021. The increase was mainly due to (i) a $34.4 million increase in gain on assets sold related to the sale of 40 facilities compared to the sale of 30 facilities during the same period in 2021 and (ii) a $30.1 million decrease in loss on debt extinguishment primarily related to fees, premiums, and expenses related to the early redemption of $350 million of principal of the 4.375% Senior Notes due 2023 during the first quarter of 2021, partially offset by a $3.0 million legal reserve recorded in other (expense) income – net discussed in Note 18 – Commitments and Contingencies.

Income from Unconsolidated Joint Ventures

For the six months ended June 30, 2022, income from unconsolidated joint ventures was $3.4 million, a decrease of approximately $9.6 million over the same period in 2021. The decrease was primarily due to one of the joint ventures realizing a $14.9 million gain on sale of real estate investments during the first quarter of 2021.

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

The following table presents our Nareit FFO results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$91,915	$86,863	$287,071	$251,229
Deduct gain from real estate dispositions	(25,180)	(4,123)	(138,817)	(104,465)
Add back loss (deduct gain) from real estate dispositions - unconsolidated joint ventures	253	177	253	(14,747)
	66,988	82,917	148,507	132,017
Elimination of non-cash items included in net income:
Depreciation and amortization	83,207	85,799	165,959	170,648
Depreciation – unconsolidated joint ventures	2,735	3,067	5,631	6,428
Add back impairments on real estate properties	7,695	8,822	11,206	37,511
Add back impairments on real estate properties - unconsolidated joint ventures	—	252	—	4,430
(Deduct) add back unrealized (gain) loss on warrants	—	(29)	—	43
Nareit FFO	$160,625	$180,828	$331,303	$351,077

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest receipts, existing availability under our revolving credit facility, proceeds from our Dividend Reinvestment and Common Stock Purchase Plan (“DRSPP”) and the $1.0 billion 2021 At-The-Market Offering Program (“2021 ATM Program”), facility sales, and proceeds from mortgage and other investment payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), mortgage and other investment loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At June 30, 2022, we had total assets of $9.5 billion, total equity of $3.9 billion and total debt of $5.4 billion in our consolidated financial statements, with such debt representing approximately 57.7% of total capitalization.

Debt

At June 30, 2022, the weighted-average annual interest rate of our debt was 4.1%. Additionally, as of June 30, 2022, 98% of our debt with outstanding principal balances has fixed interest payments. As of June 30, 2022, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving credit facility accrues interest and fees at a rate per annum equal to LIBOR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s and S&P Global may have a negative impact on the interest rates and fees for our revolving credit facility.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2022 and December 31, 2021, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued approximately $4.9 billion aggregate principal of senior notes outstanding at June 30, 2022 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of June 30, 2022, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At June 30, 2022, we had approximately 234.1 million shares of common stock outstanding, and our shares had a market value of $6.6 billion. The following is a summary of activity under our equity programs, excluding share repurchases, which are discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities above, during the three and six months ended June 30, 2022:

●	We did not issue any shares of common stock under our 2021 ATM Program during the three and six months ended June 30, 2022. We did not utilize the forward provisions under the 2021 ATM Program during the three and six months ended June 30, 2022. We have $929.9 million of potential sales remaining under the 2021 ATM Program as of June 30, 2022.
●	We issued 84.6 thousand and 164.5 thousand shares of common stock under the DRSPP during the three and six months ended June 30, 2022. Aggregate gross proceeds from these sales were $2.3 million and $4.6 million during the three and six months ended June 30, 2022, respectively.

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

For the six months ended June 30, 2022, we paid dividends of approximately $318.3 million to our common stockholders. On February 15, 2022, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 7, 2022. On May 13, 2022, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on May 2, 2022.

Material Cash Requirements

During the six months ended June 30, 2022, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report.

As of June 30, 2022, we had $214.5 million of commitments to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. Additionally, we have commitments to fund $157.0 million of advancements under existing other investment loans, which includes $24.8 million related to the increased commitment on the Maplewood $250.5 million secured revolving credit facility and a $90.0 million short-term revolving line of credit to an existing operator on which no amount has been drawn as of June 30, 2022. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

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

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $168.5 million as of June 30, 2022, an increase of $144.1 million as compared to the balance at December 31, 2021. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $305.2 million of net cash flow for the six months ended June 30, 2022, as compared to $378.3 million for the same period in 2021, a decrease of $73.1 million, which is primarily driven by a decrease of $59.9 million of net income, net of $95.8 million of non-cash items, primarily due to a year over year reduction in rental income and mortgage revenue, as discussed in our material changes analysis under Results of Operations above. A $13.2 million change in the net movements of the operating assets and liabilities also contributed to the overall decrease in cash provided by operating activities.

Investing Activities – Net cash flow from investing activities was an inflow of $277.2 million for the six months ended June 30, 2022, as compared to an outflow of $387.1 million for the same period in 2021. The $664.3 million change in cash flow from investing activities related primarily to (i) a $491.8 million decrease in real estate acquisitions driven by the acquisition of 24 senior living facilities from Healthpeak Properties, Inc. for $511.3 million in the first quarter of 2021, (ii) a $185.7 million increase in proceeds from the sales of real estate investments largely driven by the sale of 22 facilities previously leased to Gulf Coast for net cash proceeds of $304.0 million in the first quarter of 2022, (iii) a $104.6 million increase in mortgage collections, net of placements driven by a $21.7 million partial principal paydown on the Guardian mortgage loan in the first quarter of 2022 and a $113.7 million partial principal paydown on the Ciena mortgages in the second quarter of 2022 and (iv) a $10.4 million decrease in investments in unconsolidated joint ventures driven by our $10.3 million investment in Second Spring II LLC in the first quarter of 2021, offset by (i) a $106.0 million increase in other investments advances and placements, net of receipts driven by the new $35.6 million mezzanine loan with an existing operator entered into in the second quarter of 2022, the $25.0 million term loan to LaVie entered into in the first quarter of 2022 and additional draws on existing loans, (ii) a $14.3 million decrease in distributions from unconsolidated joint venture in excess of earnings primarily related to the Second Spring Healthcare Investments joint venture due to significant facility sales in the first quarter of 2021, (iii) a $2.9 million decrease in receipts from insurance proceeds, (iv) a $2.5 million decrease in acquisition related deposits and (v) a $1.6 million increase in investment in construction in progress and capital expenditures.

Financing Activities – Net cash flow from financing activities was an outflow of $436.8 million for the six months ended June 30, 2022, as compared to an outflow of $54.3 million for the same period in 2021. The $382.5 million change in cash flow from financing activities was primarily related to (i) a $221.2 million decrease in cash proceeds from the issuance of common stock in 2022 due to decreased issuances under our DRSPP and our 2021 ATM Program, as compared to the same period in 2021, (ii) $142.3 million of repurchases of shares of common stock in 2022, (iii) a $60.2 million decrease in proceeds from other long-term borrowings, net of repayments, (iv) a $9.7 million increase in redemptions of OP units and (v) a $1.7 million increase in dividends paid. The overall increase in financing outflows was partially offset by (i) a $48.1 million decrease in payment of financing related costs due to fees and premiums paid in the first quarter of 2021 related to the early redemption of $350 million of principal of the 4.375% senior notes due 2023 and (ii) a $4.6 million decrease in distributions to Omega OP Unit holders.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2022, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In connection with the preparation of our Form 10-Q as of and for the quarter ended June 30, 2022, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of the Company as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Company were effective at a reasonable assurance level as of June 30, 2022.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inflation, both real or anticipated, as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our operators or borrowers. Our long-term leases and loans typically contain provisions such as rent and interest escalators that are designed to mitigate the adverse impact of inflation on Omega’s results of operations. However, these provisions may have limited effectiveness at mitigating the risk of high levels of inflation due to contractual limits on escalation that exist in substantially all of our escalation provisions. Our leases are triple-net and typically require the operator to pay all property operating expenses, and therefore, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs resulting from inflation could have an adverse impact on our operators and borrowers if increases in their operating expenses exceed increases in their revenue, which may adversely affect our operators’ or borrowers’ ability to pay rent or other obligations owed to us.

An increase in our operators’ expenses and a failure of their revenues to increase at least with inflation could adversely impact our operators’ and our financial condition and our results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2022, Omega did not issue any shares of Omega common stock in exchange for Omega OP Units.

Issuer Purchases of Equity Securities

On January 27, 2022, the Board authorized the Company to repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time.

During the second quarter of 2022, we repurchased shares of our outstanding common stock as follows:

				Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that may
	Total Number		Announced	yet be Purchased
	of Shares	Average Price	Plans or	Under these Plans
Period	Purchased	Paid per Share	Programs	or Programs
April 1, 2022 to April 30, 2022	3,298,940	$27.34	3,298,940	$382,513,721
May 1, 2022 to May 31, 2022	928,318	26.58	928,318	357,837,393
June 1, 2022 to June 30, 2022	—	—	—	357,837,393
Total	4,227,258	$27.17	4,227,258	$357,837,393

Item 6–Exhibits

Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: August 2, 2022	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: August 2, 2022	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer