Form 10-Q
period 2022-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2022-11-03
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 234,182,805 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,217,231	$7,448,126
Land	908,424	916,328
Furniture and equipment	498,473	511,271
Construction in progress	84,884	74,062
Total real estate assets	8,709,012	8,949,787
Less accumulated depreciation	(2,246,659)	(2,160,696)
Real estate assets – net	6,462,353	6,789,091
Investments in direct financing leases – net	10,560	10,873
Mortgage notes receivable – net	669,533	835,086
	7,142,446	7,635,050
Other investments – net	608,190	469,884
Investments in unconsolidated joint ventures	176,556	194,687
Assets held for sale	190,723	261,151
Total investments	8,117,915	8,560,772

Cash and cash equivalents	134,855	20,534
Restricted cash	3,323	3,877
Contractual receivables – net	9,945	11,259
Other receivables and lease inducements	266,890	251,815
Goodwill	648,948	651,417
Other assets	293,829	138,804
Total assets	$9,475,705	$9,638,478

LIABILITIES AND EQUITY
Revolving credit facility	$17,861	$—
Secured borrowings	368,405	362,081
Senior notes and other unsecured borrowings – net	4,898,609	4,891,455
Accrued expenses and other liabilities	295,454	276,716
Total liabilities	5,580,329	5,530,252

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 234,176 shares as of September 30, 2022 and 239,061 shares as of December 31, 2021	23,417	23,906
Additional paid-in capital	6,305,089	6,427,566
Cumulative net earnings	3,392,822	3,011,474
Cumulative dividends paid	(6,029,603)	(5,553,908)
Accumulated other comprehensive income (loss)	6,243	(2,200)
Total stockholders’ equity	3,697,968	3,906,838
Noncontrolling interest	197,408	201,388
Total equity	3,895,376	4,108,226
Total liabilities and equity	$9,475,705	$9,638,478

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Rental income	$207,588	$247,164	$635,899	$705,880
Income from direct financing leases	256	257	768	772
Mortgage interest income	17,234	23,047	57,380	70,693
Other investment income	14,110	10,780	36,481	34,245
Miscellaneous income	242	424	2,866	1,270
Total revenues	239,430	281,672	733,394	812,860

Expenses
Depreciation and amortization	82,709	86,097	248,668	256,745
General and administrative	18,242	15,372	53,402	46,724
Real estate taxes	4,175	3,272	11,495	9,002
Acquisition, merger and transition related costs	185	—	5,658	1,814
Impairment on real estate properties	10,015	4,942	21,221	42,453
Recovery on direct financing leases	—	—	—	(717)
Provision for credit losses	4,106	25,511	4,367	28,023
Interest expense	58,238	58,979	174,755	176,379
Total expenses	177,670	194,173	519,566	560,423

Other income (expense)
Other (expense) income – net	(176)	(767)	(5,038)	4
Loss on debt extinguishment	(376)	(642)	(389)	(30,707)
Gain on assets sold – net	40,930	56,169	179,747	160,634
Total other income	40,378	54,760	174,320	129,931

Income before income tax expense and income from unconsolidated joint ventures	102,138	142,259	388,148	382,368
Income tax expense	(1,191)	(976)	(3,535)	(2,873)
Income from unconsolidated joint ventures	4,117	1,552	7,522	14,569
Net income	105,064	142,835	392,135	394,064
Net income attributable to noncontrolling interest	(2,790)	(3,888)	(10,787)	(10,616)
Net income available to common stockholders	$102,274	$138,947	$381,348	$383,448

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.44	$0.58	$1.61	$1.62
Diluted:
Net income	$0.43	$0.58	$1.60	$1.62

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$105,064	$142,835	$392,135	$394,064
Other comprehensive income (loss):
Foreign currency translation	(14,753)	(5,027)	(47,903)	(2,901)
Cash flow hedges	17,573	1,895	56,595	17,529
Total other comprehensive income (loss)	2,820	(3,132)	8,692	14,628
Comprehensive income	107,884	139,703	400,827	408,692
Comprehensive income attributable to noncontrolling interest	(2,868)	(3,803)	(11,036)	(11,000)
Comprehensive income attributable to common stockholders	$105,016	$135,900	$389,791	$397,692

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended September 30, 2022 and 2021

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2022	$23,410	$6,295,907	$3,290,548	$(5,872,269)	$3,501	$3,741,097	$199,615	$3,940,712
Stock related compensation	—	6,855	—	—	—	6,855	—	6,855
Issuance of common stock	7	2,327	—	—	—	2,334	—	2,334
Common dividends declared ($0.67 per share)	—	—	—	(157,334)	—	(157,334)	—	(157,334)
Omega OP Units distributions	—	—	—	—	—	—	(5,080)	(5,080)
Capital contribution from noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	5	5
Other comprehensive income	—	—	—	—	2,742	2,742	78	2,820
Net income	—	—	102,274	—	—	102,274	2,790	105,064
Balance at September 30, 2022	$23,417	$6,305,089	$3,392,822	$(6,029,603)	$6,243	$3,697,968	$197,408	$3,895,376

Balance at June 30, 2021	$23,756	$6,377,238	$2,839,236	$(5,232,692)	$4,523	$4,012,061	$197,965	$4,210,026
Stock related compensation	—	5,750	—	—	—	5,750	—	5,750
Issuance of common stock	134	47,572	—	—	—	47,706	—	47,706
Common dividends declared ($0.67 per share)	—	—	—	(160,592)	—	(160,592)	—	(160,592)
Vesting/exercising of Omega OP Units	—	(5,596)	—	—	—	(5,596)	5,596	—
Conversion and redemption of Omega OP Units to common stock	3	756	—	—	—	759	(759)	—
Omega OP Units distributions	—	—	—	—	—	—	(5,125)	(5,125)
Other comprehensive loss	—	—	—	—	(3,047)	(3,047)	(85)	(3,132)
Net income	—	—	138,947	—	—	138,947	3,888	142,835
Balance at September 30, 2021	$23,893	$6,425,720	$2,978,183	$(5,393,284)	$1,476	$4,035,988	$201,480	$4,237,468

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2022 and 2021

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2021	$23,906	$6,427,566	$3,011,474	$(5,553,908)	$(2,200)	$3,906,838	$201,388	$4,108,226
Stock related compensation	—	20,652	—	—	—	20,652	—	20,652
Issuance of common stock	32	5,793	—	—	—	5,825	—	5,825
Repurchase of common stock	(521)	(141,746)	—	—	—	(142,267)	—	(142,267)
Common dividends declared ($2.01 per share)	—	—	—	(475,695)	—	(475,695)	—	(475,695)
Vesting/exercising of Omega OP Units	—	(7,176)	—	—	—	(7,176)	7,176	—
Conversion and redemption of Omega OP Units to common stock	—	—	—	—	—	—	(9,704)	(9,704)
Omega OP Units distributions	—	—	—	—	—	—	(15,418)	(15,418)
Capital contribution from noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	2,930	2,930
Other comprehensive income	—	—	—	—	8,443	8,443	249	8,692
Net income	—	—	381,348	—	—	381,348	10,787	392,135
Balance at September 30, 2022	$23,417	$6,305,089	$3,392,822	$(6,029,603)	$6,243	$3,697,968	$197,408	$3,895,376

Balance at December 31, 2020	$23,119	$6,152,887	$2,594,735	$(4,916,097)	$(12,768)	$3,841,876	$194,731	$4,036,607
Stock related compensation	—	17,032	—	—	—	17,032	—	17,032
Issuance of common stock	771	271,658	—	—	—	272,429	—	272,429
Common dividends declared ($2.01 per share)	—	—	—	(477,187)	—	(477,187)	—	(477,187)
Vesting/exercising of Omega OP Units	—	(16,966)	—	—	—	(16,966)	16,966	—
Conversion and redemption of Omega OP Units to common stock	3	1,109	—	—	—	1,112	(1,112)	—
Omega OP Units distributions	—	—	—	—	—	—	(20,105)	(20,105)
Other comprehensive income	—	—	—	—	14,244	14,244	384	14,628
Net income	—	—	383,448	—	—	383,448	10,616	394,064
Balance at September 30, 2021	$23,893	$6,425,720	$2,978,183	$(5,393,284)	$1,476	$4,035,988	$201,480	$4,237,468

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$392,135	$394,064
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248,668	256,745
Impairment on real estate properties	21,221	42,453
Recovery on direct financing leases	—	(717)
Provision for rental income	28,625	22,357
Provision for credit losses	4,367	28,023
Amortization of deferred financing costs and loss on debt extinguishment	10,086	39,832
Accretion of direct financing leases	57	37
Stock-based compensation expense	20,515	16,913
Gain on assets sold – net	(179,747)	(160,634)
Amortization of acquired in-place leases – net	(3,560)	(8,452)
Effective yield payable on mortgage notes	1,537	1,085
Interest paid-in-kind	(6,979)	(5,422)
Income from unconsolidated joint ventures	(2,601)	(1,530)
Change in operating assets and liabilities – net:
Contractual receivables	1,313	(6,250)
Straight-line rent receivables	(54,563)	(38,401)
Lease inducements	5,780	4,556
Other operating assets and liabilities	(14,809)	(19,052)
Net cash provided by operating activities	472,045	565,607
Cash flows from investing activities
Acquisition of real estate	(141,361)	(615,907)
Acquisition deposit – net	—	2,500
Net proceeds from sale of real estate investments	438,279	310,849
Investments in construction in progress	(12,753)	(91,923)
Proceeds from sale of direct financing lease and related trust	—	717
Placement of mortgage loans	(9,030)	(84,012)
Collection of mortgage principal	187,161	44,039
Investments in unconsolidated joint ventures	(113)	(10,484)
Distributions from unconsolidated joint ventures in excess of earnings	1,335	17,671
Capital improvements to real estate investments	(37,721)	(28,955)
Receipts from insurance proceeds	658	5,948
Investments in other investments	(305,223)	(94,222)
Proceeds from other investments	151,189	91,627
Net cash provided by (used in) investing activities	272,421	(452,152)
Cash flows from financing activities
Proceeds from long-term borrowings	597,403	2,220,128
Payments of long-term borrowings	(587,394)	(2,121,429)
Payments of financing related costs	(389)	(48,934)
Net proceeds from issuance of common stock	5,825	272,429
Repurchase of common stock	(142,267)	—
Dividends paid	(475,557)	(477,068)
Noncontrolling members’ contributions to consolidated joint venture	27	—
Redemption of OP Units	(9,704)	—
Distributions to Omega OP Unit Holders	(15,418)	(20,105)
Net cash used in financing activities	(627,474)	(174,979)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(3,225)	(29)
Increase (decrease) in cash, cash equivalents and restricted cash	113,767	(61,553)
Cash, cash equivalents and restricted cash at beginning of period	24,411	167,558
Cash, cash equivalents and restricted cash at end of period	$138,178	$106,005

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2022

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

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of September 30, 2022, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Reclassification

Certain line items on our Consolidated Balance Sheets have been reclassified to conform to the current period presentation.

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

NOTE 2 – REAL ESTATE ASSETS

At September 30, 2022, our leased real estate properties included 649 SNFs, 167 ALFs, 20 ILFs, 16 specialty facilities and two medical office buildings. The following table summarizes the Company’s rental income from operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Rental income – operating leases	$203,456	$243,831	$624,844	$697,140
Variable lease income – operating leases	4,132	3,333	11,055	8,740
Total rental income	$207,588	$247,164	$635,899	$705,880

Our variable lease income primarily represents the reimbursement of real estate taxes and ground lease expenses by operators that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the nine months ended September 30, 2022:

	Number of				Total Real Estate		Initial
	Facilities				Assets Acquired		Annual
Period	SNF	ALF	Specialty	Country/State	(in millions)		Cash Yield(1)
Q1	—	1	—	U.K.	$8.7	(2)	8.0%
Q1	—	1	—	U.K.	5.0		8.0%
Q1	—	27	—	U.K.	86.6	(2)	8.0%
Q1	1	—	—	MD	8.2	(3)	9.5%
Q3	—	4	—	U.K.	28.2		8.0%
Total	1	33	—		$136.7
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	The total consideration paid for the one-facility U.K. acquisition and the 27-facility U.K. acquisition was $8.2 million and $100.0 million, respectively. In connection with these acquisitions, we allocated $0.5 million of the purchase consideration to a deferred tax liability related to the one-facility U.K. acquisition, and $13.4 million to a deferred tax asset related to the 27-facility U.K. acquisition. See Note 13 – Taxes for additional information.
(3)	Total consideration for the one-facility Maryland acquisition was paid on December 30, 2021, but the closing of the acquisition did not occur until January 1, 2022.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	September 30,	December 31,
	2022	2021
Number of facilities held for sale	34	41
Amount of assets held for sale (in thousands)	$190,723	$261,151

During the three months ended September 30, 2022, we reclassified 20 facilities that were leased and operated by Agemo Holdings, LLC (“Agemo”) to assets held for sale in connection with our restructuring negotiations surrounding Agemo’s lease agreement. Nineteen of these facilities were subsequently sold during the fourth quarter of 2022 for aggregate gross cash proceeds of $315.8 million.

Asset Sales

During the three and nine months ended September 30, 2022, we sold four and 44 facilities, subject to operating leases, for $51.4 million and $438.3 million in net cash proceeds, respectively. As a result of these sales, we recognized net gains of $40.9 million and $179.7 million during the three and nine months ended September 30, 2022, respectively. Our 2022 sales were primarily driven by restructuring transactions and negotiations related to our lease agreements with the following operators: Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”), Guardian Healthcare (“Guardian”) and Agemo.

In the first quarter of 2022, we sold 22 facilities that were previously leased and operated by Gulf Coast. The net cash proceeds from the sale, including related costs accrued for as of the end of the third quarter, were $303.9 million, and we recognized a net gain of $113.5 million. The agreement includes an earnout clause pursuant to which the buyer is obligated to pay an additional $18.7 million to Omega if certain financial metrics are achieved at the facilities in the three years following the sale. As we have determined it is not probable that we will receive any additional funds, we have not recorded any income related to the earnout clause.

During the first and second quarter of 2022, we sold nine total facilities that were leased to Guardian for $39.5 million in net proceeds, which resulted in a net gain of $13.7 million.

In the third quarter of 2022, we sold two facilities that were previously leased to Agemo for $42.6 million in net proceeds, which resulted in a net gain of $35.6 million.

Real Estate Impairments

During the three and nine months ended September 30, 2022, we recorded impairments on four and ten facilities of $10.0 million and $21.2 million, respectively. Of the $21.2 million, $3.5 million related to two facilities that were classified as held for sale (and subsequently sold) for which the carrying values exceeded the estimated fair values less costs to sell, and $17.7 million related to eight held-for-use facilities for which the carrying value exceeded the fair value. The impairments recorded on four facilities during the three months ended September 30, 2022 relate to the 2.2% Operator discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements. To estimate the fair value of the facilities for the impairments noted above, we utilized a market approach that considered binding sale agreements (a Level 1 input), or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

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

A summary of our net receivables and lease inducements by type is as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Contractual receivables – net	$9,945	$11,259

Effective yield interest receivables	$6,208	$9,590
Straight-line rent receivables	173,266	148,455
Lease inducements	87,416	93,770
Other receivables and lease inducements	$266,890	$251,815

Cash basis operators and straight-line receivable write-offs

We review our collectability assumptions related to our operator leases on an ongoing basis. During the three and nine months ended September 30, 2022, we placed three and five additional operators, respectively, on a cash basis of revenue recognition, as collection of substantially all contractual lease payments due from them was no longer deemed probable. In connection with moving these operators to a cash basis, we recognized $13.2 million and $23.6 million in total straight-line accounts receivable and lease inducement write-offs through rental income during the three and nine months ended September 30, 2022, respectively. These amounts include the operators discussed in further detail below. As of September 30, 2022, we had 17 operators on a cash basis for revenue recognition. These operators represent 15.3% of our total revenues (excluding the impact of write-offs) for the nine months ended September 30, 2022.

We also wrote-off $3.2 million of straight-line rent receivable balances through rental income during the nine months ended September 30, 2022, as a result of transitioning 6 facilities between existing operators in the first quarter of 2022.

Operator updates

Agemo

Agemo continued to not pay contractual rent and interest due under its lease and loan agreements during the nine months ended September 30, 2022. Agemo is on a cash basis of revenue recognition for lease purposes, so no rental income was recorded related to Agemo during the three and nine months ended September 30, 2022. Additionally, no interest income was recognized during the three and nine months ended September 30, 2022 on the two loans with Agemo because these loans are on non-accrual status and we are utilizing the cost recovery method, under which any payments, if received, are applied against the principal amount. See Note 6 – Other Investments. For the nine months ended September 30, 2021, revenue from Agemo represented approximately 4.7% of our total revenues (excluding the impact of write-offs).

On September 30, 2021, the Company entered a forbearance agreement related to Agemo’s defaults under its lease and loan agreements. The forbearance period under the agreement has been extended multiple times and the most recent amendment on October 31, 2022 extended the forbearance period through November 30, 2022. Additionally, the Company had previously entered a restructuring agreement on May 7, 2018, with Agemo (the “2018 Restructuring”), that among other things, allowed for the deferral of $6.3 million of rent per annum for a 3-year period. The deferral period was extended multiple times, and the most recent amendment extending the deferral through April 2022, after which time the deferral period terminated, with the Company remaining subject to its forbearance agreement through November 30, 2022. As of September 30, 2022, the aggregate rent deferred under the Agemo lease agreement was $25.2 million. The Company is currently in ongoing negotiations to restructure and amend Agemo’s lease and loan agreements.

Guardian

Guardian did not make rent and interest payments under its lease and loan agreements during the first quarter of 2022 but resumed paying contractual rent and interest during the second quarter of 2022 and continued such payments in the third quarter of 2022, in accordance with the restructuring terms discussed further below. Guardian is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $3.7 million and $7.5 million for the three and nine months ended September 30, 2022, respectively, for the contractual rent payments that were received. Additionally, as discussed further in Note 5 – Mortgage Notes Receivable, no mortgage interest income has been recognized on the Guardian mortgage loan during the three and nine months ended September 30, 2022, as we are accounting for this loan under the cost recovery method.

During the first and second quarters of 2022, we completed significant restructuring activities related to the Guardian lease and loan portfolio. In the first quarter of 2022, we transitioned eight facilities previously leased to Guardian to two other operators as part of the planned restructuring. Additionally, during the six months ended June 30, 2022, we sold nine facilities previously leased to Guardian and three facilities previously subject to the Guardian mortgage loan. In the second quarter of 2022, we agreed to a formal restructuring agreement, master lease amendments and mortgage loan amendments with Guardian. As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	Extend the lease and loan maturity dates from January 31, 2027 to December 31, 2031 and allow Guardian the option to extend the maturity date for both the lease and loan through September 30, 2034, subject to certain conditions;
●	reduce the combined rent and mortgage interest to an aggregate $24.0 million per year as of July 1, 2022 ($15.0 million in rent and $9.0 million in interest) with annual escalators of 2.25% beginning in January 2023; and
●	allow Guardian to retrospectively defer $18.0 million of aggregate contractual rent and interest that it failed to pay from October 2021 through March 2022 (consisting of $12.2 million of deferred rent and $5.8 of million deferred interest), with repayment required beginning after September 30, 2024, based on certain financial metrics, and in full by December 31, 2031, or the earlier termination of the lease for any reason.

As of September 30, 2022, we have $7.4 million of letters of credit from Guardian as collateral. Revenue from Guardian represented approximately 1.0% and 3.2% of our total revenues (excluding the impact of straight-line write-offs) for the nine months ended September 30, 2022 and 2021, respectively.

3.7% Operator

From January through March 2022, an operator (the “3.7% Operator”) representing 3.7% and 3.3% of total revenue (excluding the impact of write-offs) for the nine months ended September 30, 2022 and 2021, respectively, did not pay its contractual amounts due under its lease agreement. In March 2022, the lease with the 3.7% Operator was amended to allow for a short-term rent deferral for January through March 2022. The deferred rent balance accrues interest monthly at a rate of 5% per annum. The 3.7% Operator paid the contractual amount due under its lease agreement from April 2022 through September 2022. Omega holds a $1.0 million letter of credit and a $150 thousand security deposit from the 3.7% Operator as collateral under its lease agreement. The 3.7% Operator remains on a straight-line basis of revenue recognition.

In July 2018, we entered into a $20.0 million revolving credit facility with the 3.7% Operator, and the 3.7% Operator paid contractual interest under the facility from January through September 2022. The 3.7% Operator drew $4.0 million under the facility during the second quarter of 2022, and the line of credit under the facility was fully drawn as of June 30, 2022. As of September 30, 2022, the total outstanding principal due under the credit facility remains $20.0 million. The credit facility is secured by a first lien on the 3.7% Operator’s accounts receivable.

1.4% Operator

In March 2022, an operator (the “1.4% Operator”), representing 1.4% and 2.1% of total revenue (excluding the impact of write-offs) for the nine months ended September 30, 2022 and 2021, respectively, did not pay its contractual amounts due under its lease agreement. In April 2022, the lease with the 1.4% Operator was amended to allow the operator to apply its $2.0 million security deposit toward payment of March 2022 rent and to allow for a short-term rent deferral for April 2022 with regular rent payments required to resume in May 2022. The 1.4% Operator paid contractual rent in May 2022, but it failed to pay the full contractual rent for June 2022 on a timely basis. We placed the 1.4% Operator on a cash basis of revenue recognition during the second quarter of 2022, as collection of substantially all contractual lease payments due from the operator was no longer deemed probable. As a result, we wrote-off approximately $8.3 million of straight-line rent receivables through rental income. During the three months ended September 30, 2022, the 1.4% Operator made partial contractual rent payments of $2.5 million in the aggregate, which were recorded in rental income.

2.2% Operator

In June 2022, an operator (the “2.2% Operator”), representing 2.2% and 2.0% of total revenue (excluding the impact of write-offs) for the nine months ended September 30, 2022 and 2021, respectively, short-paid the contractual rent amount due under its lease agreement by $0.6 million. In July 2022, we drew the full $5.4 million letter of credit that was held as collateral from the 2.2% Operator and applied $0.6 million of the proceeds to pay the unpaid portion of June 2022 rent. In the third quarter of 2022, the 2.2% Operator continued to short-pay the contractual amount due under its lease agreement. As such, we applied $3.3 million of the remaining proceeds of the letter of credit to pay the unpaid portion of July, August and September 2022 rent. We are in discussions to sell or release to another operator a portion of the facilities included in the 2.2% Operator’s master lease. We placed the 2.2% Operator on a cash basis of revenue recognition during the third quarter of 2022, as collection of substantially all contractual lease payments due from the operator was no longer deemed probable. As a result of placing the 2.2% Operator on a cash basis, we wrote-off approximately $10.5 million of straight-line rent receivables and lease inducements through rental income. As of September 30, 2022, $1.5 million of proceeds from the letter of credit remain as collateral to the master lease.

0.5% Operator

In June 2022, we placed an operator (the “0.5% Operator”), representing approximately 0.5% of total revenue (excluding the impact of write-offs) for the nine months ended September 30, 2022 and 2021, respectively, on a cash basis of revenue recognition. The change in our evaluation of the collectability of future rent payments due from the 0.5% Operator was a result of information received from the operator during the second quarter of 2022 regarding substantial doubt as to its ability to continue as a going concern. As a result of placing the 0.5% Operator on a cash basis, we wrote-off approximately $2.1 million of straight-line rent receivables through rental income. All facilities included in the 0.5% Operator’s master lease are included in assets held for sale as of September 30, 2022.

Other Operators

During the nine months ended September 30, 2022, we allowed four other operators, representing an aggregate 2.8% and 3.1% of total revenue (excluding the impact of write-offs) for the nine months ended September 30, 2022 and 2021, respectively, to apply an aggregate of $3.4 million of their security deposits to pay rent to accommodate short term liquidity issues, with regular rent payments required to resume shortly thereafter. These operators also are required to begin replenishing their security deposits in 2023. Additionally, we granted two of these operators short-term deferrals for a portion of their respective rent due during the nine months ended September 30, 2022. As of September 30, 2022, two of the four operators that were allowed to apply security deposits to rent are current on their respective lease obligations. The two operators that are not current on contractual obligations are on a cash basis of revenue recognition as of September 30, 2022. We placed one of the operators on a cash basis of revenue recognition during the third quarter of 2022. As a result of placing that operator on a cash basis during the third quarter of 2022, we wrote-off approximately $2.6 million of straight-line rent receivables through rental income.

NOTE 5 – MORTGAGE NOTES RECEIVABLE

As of September 30, 2022, mortgage notes receivable relate to seven fixed rate mortgage notes on 52 facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in six states that are operated by six independent healthcare operating companies. We monitor compliance with the terms of our mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding mortgage notes.

The principal amounts outstanding of mortgage notes receivable, net of allowances, were as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Mortgage note due 2031; interest at 11.02%	$78,309	$103,762
Mortgage notes due 2030; interest at 10.96%(1)	503,440	653,564
Other mortgage notes outstanding(2)	149,641	151,361
Mortgage notes receivable, gross	731,390	908,687
Allowance for credit losses on mortgage notes receivable	(61,857)	(73,601)
Total mortgage notes receivable – net	$669,533	$835,086
(1)	Approximates the weighted average interest rate on 37 facilities as of September 30, 2022.
(2)	Other mortgage notes outstanding have a weighted average interest rate of 8.85% per annum as of September 30, 2022 and maturity dates ranging from 2023 through 2032.

Mortgage Note due 2031

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Guardian did not make rent and interest payments under its lease and loan agreements during the first quarter of 2022 but resumed making contractual rent and interest payments during the second and third quarters of 2022, in accordance with the restructuring terms agreed to in the second quarter of 2022. The mortgage loan is on non-accrual status and is being accounted for under the cost recovery method, so the $2.3 million and $3.7 million of interest payments that we received during the three and nine months ended September 30, 2022, respectively, were applied directly against the principal balance outstanding.

On February 15, 2022, Guardian completed the sale of three facilities subject to the Guardian mortgage loan with Omega. Concurrent with the sale, Omega agreed to release the mortgage liens on these facilities in exchange for a partial paydown of $21.7 million. In connection with the partial paydown, we recorded a $5.1 million recovery for credit losses in the first quarter of 2022 related to the Guardian mortgage loan.

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

In the third quarter of 2022, we reserved an additional $1.0 million through provision for credit losses due to a decrease in the estimated fair value of the four facilities that are collateral under the mortgage.

As of September 30, 2022, the amortized cost basis of the Guardian mortgage loan is $78.3 million, which represents 10.8% of the total amortized cost basis of all mortgage receivables. As of September 30, 2022, the mortgage loan is secured by three SNFs and one ALF located in Pennsylvania.

Mortgage Notes due 2030

On June 30, 2022, Ciena Healthcare (“Ciena”) repaid $57.1 million under the $415.0 million amortizing mortgage (the “Ciena Master Mortgage”), $15.1 million under the $44.7 million mortgage and $41.5 million under four additional mortgages. Concurrent with these repayments, we released the mortgage liens on six facilities in exchange for the partial repayment and extended the maturity date of all of the Ciena mortgage notes to June 30, 2030 (with exception of two loans with an aggregate principal balance of $37.7 million with maturity dates in 2022 and 2023).

On September 9, 2022, Ciena repaid $35.3 million under the Ciena Master Mortgage and $9.5 million under three additional mortgages. Concurrently with these partial repayments, we released the mortgage liens on two facilities in exchange for such partial repayments.

NOTE 6 – OTHER INVESTMENTS

Our other investments consist of fixed and variable rate loans to our operators and/or their principals. These loans may be either unsecured or secured by the collateral of the borrower. A number of the secured loans are collateralized by leasehold mortgages on, or assignments or pledges of the membership interest in, the related properties, corporate guarantees and/or personal guarantees. We deem these to be “real estate related loans” that are included as qualifying assets under our quarterly REIT asset tests. As of September 30, 2022, we had 39 loans with 20 different operators. A summary of our other investments is as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Other investment notes due 2024; interest at 13.17% (1)	$96,456	$90,752
Other investment note due 2030; interest at 7.00%	236,218	201,613
Other investment note due 2024; interest at 12.00% (2)	—	40,232
Other investment notes due 2022-2025; interest at 12.03% (1)	44,200	9,992
Other investment notes outstanding (3)	20,000	12,084
Real estate related loans – other investments, gross	396,874	354,673
Other investment notes due 2024-2025; interest at 8.12% (1)	55,791	55,791
Other investment notes due 2022-2028; interest at 10.49% (1)	53,560	22,142
Other investment notes outstanding (4)	163,026	106,672
Non-real estate related loans – other investments, gross	272,377	184,605
Total other investments, gross	669,251	539,278
Allowance for credit losses on other investments	(61,061)	(69,394)
Total other investments – net	$608,190	$469,884
(1)	Approximates the weighted average interest rate as of September 30, 2022.
(2)	During the third quarter of 2022, this loan was fully repaid.
(3)	As of September 30, 2022, includes one real estate related loan with an interest rate of 12.00% and a maturity date of December 2, 2027.
(4)	Other investment notes that are non-real estate related loans have a weighted average interest rate of 8.20% as of September 30, 2022 with maturity dates ranging from 2022 through 2032 (with $10.5 million maturing in the remainder of 2022).

Interest revenue on other investment loans is included within other investment income on the Consolidated Statement of Operations. A summary of our other investments income by real estate and non-real estate loans, as defined above, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Real estate related loans – interest income	$10,566	$8,036	$27,987	$23,628
Non-real estate related loans – interest income	3,544	2,744	8,494	10,617
Total other investment income	$14,110	$10,780	$36,481	$34,245

Other investment note due 2030

On June 22, 2022, we amended the secured revolving credit facility with Maplewood Senior Living (together with its affiliates, “Maplewood”) to increase the maximum commitment under the facility from $220.5 million to $250.5 million. Advances made under this facility bear interest at a fixed rate of 7% per annum, and the facility matures on June 30, 2030. As of September 30, 2022, $236.2 million remains outstanding on this credit facility to Maplewood. Maplewood was determined to be a VIE when this loan was originated in 2020. Please see further discussion in Note 8 – Variable Interest Entities.

Other investment notes due 2024-2025

Agemo continued to not pay contractual rent under its lease agreement and interest on the Agemo WC Loan and the Agemo Term Loan during the nine months ended September 30, 2022. We have continued to monitor the fair value of the collateral associated with the Agemo WC Loan on a quarterly basis. During the three and nine months ended September 30, 2022, we recorded an additional provision for credit losses of $4.8 million and $10.8 million, respectively, related to the Agemo WC Loan because of a reduction in the fair value of the underlying collateral assets supporting the current carrying values. As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, the Company is currently in ongoing negotiations to restructure and amend Agemo’s lease and loan agreements.

Other investment notes due 2022-2025

On June 28, 2022, we entered into a $35.6 million mezzanine loan with an existing operator related to new operations undertaken by the operator. The loan bears interest at a fixed rate of 12% per annum and matures on June 30, 2025. The loan also requires quarterly principal payments of $1.0 million commencing on January 1, 2023 and additional payments contingent on the operator’s achievement of certain metrics. The loan is secured by a leasehold mortgage and a pledge of the operator’s equity interest in a joint venture.

Other investment notes due 2022-2028

In connection with the $35.6 million mezzanine loan discussed above, we also entered into a short-term $90.0 million revolving line of credit with the same operator to finance working capital requirements of the new operations. The line of credit consists of two $45.0 million tranches that bear interest at fixed rates of 10% per annum and 12% per annum and mature on June 30, 2023 and June 1, 2023 (or earlier based on certain state reimbursement conditions), respectively. The revolving line of credit is secured by a first priority interest on the operator’s accounts receivable related to the new operations. As of September 30, 2022, the outstanding principal under this revolving line of credit was $30.0 million.

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

Other investment notes outstanding – non-real estate related loans

Working Capital Loan – $20 million

During the three and nine months ended September 30, 2022, we recognized provisions for credit losses of $0.9 million and $3.2 million, respectively, related to a $20.0 million working capital loan (the “$20.0 million WC loan”) that we entered into in November 2021 with an operator that managed, on an interim basis for a 4-month period, the operations of 23 facilities formerly leased to Gulf Coast. The $20.0 million WC Loan is secured by the accounts receivables of these facilities during the interim period of operation. The remaining accounts receivable outstanding that collateralize the loan is insufficient to support the current outstanding balance, and as a result, we recorded the additional reserves to reduce the carrying value of the loan to the fair value of the collateral. The $20.0 million WC Loan is on non-accrual status and is being accounted for under the cost recovery method, so the $32.7 thousand of interest payments that we received during the three months ended September 30, 2022 were applied directly against the principal balance outstanding. As of September 30, 2022, the outstanding principal under this loan was $5.8 million.

Term Loan – $25 million

On March 25, 2022, we entered into a $25.0 million term loan with LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care) that bears interest at a fixed rate of 8.5% per annum and matures on March 31, 2032. This term loan requires quarterly principal payments of $1.3 million commencing January 1, 2028 and is secured by a second priority lien on the operator’s accounts receivable. As of September 30, 2022, the outstanding principal under this term loan was $25.0 million.

Mezzanine Loan - $40 million

On September 1, 2022, we entered into a $40.0 million mezzanine loan with a new operator. The loan bears interest at a fixed rate of 12% per annum and matures on September 14, 2027. The loan also requires semi-annual principal payments of $1.7 million in January and July, commencing on January 1, 2023, and additional payments contingent on the occurrence of certain conditions. The loan is secured by an equity interest in subsidiaries of the operator.

Revolving Credit Facility - $45 million

On August 25, 2022, the Company amended the terms of a $15 million revolving credit facility that was previously issued in July 2019, bearing interest at a fixed rate of 7.5% per annum and maturing on July 8, 2022. This revolving credit facility was subsequently amended during the nine months ended September 30, 2022 to increase the maximum principal to $45 million, extend the maturity date to December 31, 2024 and require monthly principal payments of $0.5 million beginning in July 2022, which increase to $1.0 million in November 2022, to $1.5 million in June 2023 and to $2.5 million in October 2023.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the nine months ended September 30, 2022 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2021	Provision (recovery) for Credit Loss for the nine months ended September 30, 2022		Write-offs charged against allowance for the nine months ended September 30, 2022			Allowance for Credit Loss as of September 30, 2022
		(in thousands)
2	Mortgage notes receivable	$15		$(3)		$—			$12
3	Mortgage notes receivable	1,973		(345)		—			1,628
4	Mortgage notes receivable	19,461		(5,746)		—			13,715
5	Mortgage notes receivable	135		(86)		—			49
6	Mortgage notes receivable	52,017		(5,564)	(1)	—			46,453
	Sub-total	73,601		(11,744)		—			61,857

3	Investment in direct financing leases	530		(530)		—			—
4	Investment in direct financing leases	-		785		—			785
	Sub-total	530		255		—			785

1	Other investments	—		212		—			212
2	Other investments	29		247		—			276
3	Other investments	4,600		3,010	(2)	—			7,610
4	Other investments	1,172		157		—			1,329
5	Other investments	7,861		12,522	(3)	—			20,383
6	Other investments	55,732	(5)	(1,966)	(4)	(22,515)	(5)		31,251
	Sub-total	69,394		14,182		(22,515)			61,061

2	Off-balance sheet note commitments	7		94		—			101
3	Off-balance sheet note commitments	458		(209)		—			249
4	Off-balance sheet note commitments	216		(216)		—			—
4	Off-balance sheet mortgage commitments	117		(102)		—			15
6	Off-balance sheet note commitments	143	(7)	2,107	(6)	(2,250)		(7)	—
	Sub-total	941		1,674		(2,250)			365

	Total	$144,466		$4,367		$(24,765)			$124,068
(1)	Amount relates to the recoveries, net of provision, recorded on the Guardian mortgage loan during the nine months ended September 30, 2022. See Note 5 – Mortgage Notes Receivable for additional information on the recoveries recorded.
(2)	Reflects additional provisions of $0.9 million and $3.2 million recorded on the $20 million WC loan during the three and nine months ended September 30, 2022 as discussed in Note 6 – Other Investments.
(3)	Reflects additional provisions of $4.8 million and $10.8 million recorded on the Agemo WC Loan during the three and nine months ended September 30, 2022. See Note 6 – Other Investments for additional information on the Agemo WC Loan provision.
(4)	During the three and nine months ended September 30, 2022, we received $0.5 million and $2.0 million, respectively, of interest and fee payments from Gulf Coast under the $25.0 million senior secured DIP facility, the outstanding principal of which was fully reserved against in the fourth quarter of 2021. The DIP facility is on non-accrual status, and the payments received in the three and nine months ended September 30, 2022 have been applied against the outstanding principal using the cost recovery method. In the three and nine months ended September 30, 2022, we recorded a recovery for credit loss equal to the amount of payments applied against the principal.
(5)	During the third quarter of 2022, we wrote-off the loan balance and reserve for two loans (the $25.0 million senior secured DIP facility and one other loan) that expired during the quarter which had previously been fully reserved.
(6)	During the second quarter of 2022, we recorded an additional reserve of $2.2 million related to the remaining commitment under the $25.0 million senior secured DIP facility.
(7)	During the third quarter of 2022, the remaining commitment under the $25.0 million senior secured DIP facility was funded, and the facility expired, which resulted in a write-off of the loan and reserve balances.

A rollforward of our allowance for credit losses for the nine months ended September 30, 2021 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2020	Provision (recovery) for Credit Loss for the nine months ended September 30, 2021		Write-offs charged against allowance for the nine months ended September 30, 2021	Allowance for Credit Loss as of September 30, 2021
		(in thousands)
2	Mortgage notes receivable	$88	$(65)		$—	$23
3	Mortgage notes receivable	954	1,603		—	2,557
4	Mortgage notes receivable	26,865	(1,825)	(1)	—	25,040
5	Mortgage notes receivable	433	9,025	(1)	—	9,458
6	Mortgage notes receivable	4,905	—		—	4,905
	Sub-total	33,245	8,738		—	41,983

3	Investment in direct financing leases	694	(35)		—	659
	Sub-total	694	(35)		—	659

2	Other investments	94	(38)		—	56
3	Other investments	5,113	628		—	5,741
4	Other investments	24,397	(22,675)	(2)	—	1,722
5	Other investments	1,853	6,260	(3)	(95)	8,018
6	Other investments	—	35,954	(2)	—	35,954
	Sub-total	31,457	20,129		(95)	51,491

2	Off-balance sheet note commitments	116	(90)		—	26
3	Off-balance sheet note commitments	2,305	(1,300)		—	1,005
4	Off-balance sheet note commitments	—	373		—	373
4	Off-balance sheet mortgage commitments	24	208		—	232
	Sub-total	2,445	(809)		—	1,636

	Total	$67,841	$28,023		$(95)	$95,769
(1)	Amount reflects the movement of reserves associated with our mortgage loan with Guardian due to a reduction of our internal risk rating from a 4 to a 5 on the loan in the third quarter of 2021.
(2)	Amount reflects the movement of $27.2 million of reserves from Other Investments with a rating of 4 to Other Investments with a rating of 6 as a result of a reduction of our internal credit rating from a 4 to a 6 on the Agemo Term Loan and one other loan during the third quarter of 2021. The provision for Other Investments with a rating of 6 also reflects $8.8 million of additional allowance recorded in the third quarter of 2021 to fully reserve the remaining carrying value of the Agemo Term Loan.
(3)	The provision includes an additional $7.9 million of allowance recorded on the Agemo WC Loan during the third quarter of 2021. We also reduced the internal rating on the Agemo WC Loan from a 4 to a 5 during the third quarter of 2021.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2022	2021	2020	2019	2018	2017	2016 & older	Revolving Loans	Balance as of September 30, 2022
		(in thousands)
1	Mortgage notes receivable	$—	$—	$—	$—	$—	$—	$64,243	$—	$64,243
2	Mortgage notes receivable	—	—	21,325	—	—	—	—	—	21,325
3	Mortgage notes receivable	—	72,420	—	—	—	—	—	—	72,420
4	Mortgage notes receivable	122	25,021	89,501	5,084	29,147	11,291	321,948	—	482,114
5	Mortgage notes receivable	—	—	—	—	—	—	6,602	—	6,602
6	Mortgage notes receivable	—	—	—	—	—	—	84,686	—	84,686
	Sub-total	122	97,441	110,826	5,084	29,147	11,291	477,479	—	731,390

4	Investment in direct financing leases	—	—	—	—	—	—	11,345	—	11,345
	Sub-total	—	—	—	—	—	—	11,345	—	11,345

1	Other Investments	20,000	—	—	—	—	—	—	—	20,000
2	Other investments	30,000	—	—	—	—	—	—	51,799	81,799
3	Other investments	35,600	—	—	14,563	10,800	—	1,756	251,565	314,284
4	Other investments	39,614	—	—	2,422	96,456	—	1,000	20,000	159,492
5	Other investments	25,000	8,235	—	—	24,548	—	—	—	57,783
6	Other investments	—	—	—	—	4,650	—	31,243	—	35,893
	Sub-total	150,214	8,235	—	16,985	136,454	—	33,999	323,364	669,251

	Total	$150,336	$105,676	$110,826	$22,069	$165,601	$11,291	$522,823	$323,364	$1,411,986

	Year to date gross write-offs	$—	$(18,052)	$—	$—	$(4,463)	$—	$—	$—	$(22,515)

Interest Receivable on Mortgage and Other Investment Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of September 30, 2022, $10.0 million of contractual interest receivable is recorded in contractual receivables – net, and $6.2 million of effective yield interest receivables is recorded in other receivables and lease inducements on our Consolidated Balance Sheets, both of which are excluded from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible.

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

Below is a summary of our assets, liabilities and collateral associated with these unconsolidated VIEs as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

	(in thousands)
Assets
Real estate assets – net	$988,173	$1,144,851
Assets held for sale	129,239	191,016
Other investments – net	264,473	230,768
Contractual receivables – net	1,485	1,227
Other receivables and lease inducements	29,311	22,795
Other assets	746	—
Total assets	1,413,427	1,590,657

Liabilities
Net in-place lease liability	(286)	(305)
Security deposit	(4,829)	(4,715)
Contingent liability	(43,915)	(43,915)
Other liabilities	(746)	—
Total liabilities	(49,776)	(48,935)

Collateral
Letters of credit	—	—
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,117,412)	(1,335,867)
Total collateral	(1,165,412)	(1,383,867)

Maximum exposure to loss	$198,239	$157,855
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the two working capital loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $8.3 million and $29.2 million as of September 30, 2022 and December 31, 2021, respectively.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Rental income	$21,120	$33,392	$63,222	$95,292
Other investment income	4,839	3,551	12,940	11,726
Total	$25,959	$36,943	$76,162	$107,018

Consolidated VIEs

During the first quarter of 2022, we entered into a joint venture, which owns two ALFs, for a $3.2 million cash contribution, representing 52.4% of the outstanding equity of the joint venture. We also sold an ALF to the joint venture for $7.7 million in net proceeds during the first quarter of 2022. The joint venture is a VIE, and we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns or the obligation to absorb losses arising from the joint venture. Accordingly, this joint venture has been consolidated. Omega is not required to make any additional capital contributions to the joint venture, and it is expected to be funded from the ongoing operations of the underlying properties. As of September 30, 2022, this joint venture has $25.6 million of total assets and $20.2 million of total liabilities, which are included in our Consolidated Balance Sheets. As a result of consolidating the joint venture, in the first quarter of 2022, we recorded a $2.9 million noncontrolling interest to reflect the contributions of the minority interest holder of the joint venture. No gain or loss was recognized on the initial consolidation of the VIE or upon the sale of the ALF to the joint venture.

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	September 30,	December 31,
Entity	%	Date	Investment(1)	Type	9/30/2022	2022	2021
Second Spring Healthcare Investments	15%	11/1/2016	$50,032	SNF	—	$10,849	$11,355
Second Spring II LLC	15%	3/10/2021	10,330	SNF	—	—	8
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	70,465	71,286
Cindat Joint Venture	49%	12/18/2019	105,688	ALF	65	94,870	111,792
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	1,013	N/A	N/A	372	246
			$240,897			$176,556	$194,687
(1)	Our investment includes our transaction costs, if any.

The following table reflects our income (loss) from unconsolidated joint ventures for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2022	2021	2022	2021

	(in thousands)
Second Spring Healthcare Investments(1)	$300	$309	$882	$12,013
Second Spring II LLC	—	(1)	(2)	(757)
Lakeway Realty, L.L.C.	656	637	1,976	1,923
Cindat Joint Venture	3,339	707	4,972	1,839
OMG Senior Housing, LLC	(140)	(105)	(319)	(309)
OH CHS SNP, Inc.	(38)	5	13	(140)
Total	$4,117	$1,552	$7,522	$14,569
(1)	The income from this unconsolidated joint venture for the nine months ended September 30, 2021 includes a $14.9 million gain on sale of real estate investments.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For the three months ended September 30, 2022 and 2021, we recognized approximately $0.1 million and $0.2 million, respectively, of asset management fees. For the nine months ended September 30, 2022 and 2021, we recognized approximately $0.5 million and $0.7 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of September 30, 2022 and December 31, 2021:

(in thousands)
Balance as of December 31, 2021	$651,417
Foreign currency translation	(2,469)
Balance as of September 30, 2022	$648,948

The following is a summary of our intangibles as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

	(in thousands)
Assets:
Above market leases	$5,929	$5,929
Accumulated amortization	(4,445)	(4,313)
Net above market leases	$1,484	$1,616

Liabilities:
Below market leases	$71,072	$66,324
Accumulated amortization	(47,093)	(38,091)
Net below market leases	$23,979	$28,233

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

For the three months ended September 30, 2022 and 2021, our net amortization related to intangibles was $1.0 million and $1.1 million, respectively. For the nine months ended September 30, 2022 and 2021, our net amortization related to intangibles was $3.6 million and $8.5 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2022 and the next four years is as follows: remainder of 2022 – $ 1.0 million; 2023 – $3.9 million; 2024 – $3.7 million; 2025 – $3.5 million and 2026 – $2.7 million. As of September 30, 2022, the weighted average remaining amortization period of above market lease assets is approximately ten years and below market lease liabilities is approximately seven years.

NOTE 11 – CONCENTRATION OF RISK

As of September 30, 2022, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 941 healthcare facilities, located in 42 states and the U.K. and operated by 65 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.6 billion at September 30, 2022, with approximately 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 650 SNFs, 167 ALFs, 20 ILFs, 16 specialty facilities and two medical office buildings, (ii) fixed rate mortgages on 48 SNFs, two ALFs and two specialty facilities, and (iii) 34 facilities that are held for sale. At September 30, 2022, we also held other investments of approximately $608.2 million, consisting primarily of secured loans to third-party operators of our facilities and $176.6 million of investments in six unconsolidated joint ventures.

At September 30, 2022, we had investments with two operators or managers that approximated or exceeded 10% of our total investments: Maplewood and LaVie. Maplewood generated approximately 9.3% and 7.9% of our total revenues for the three months ended September 30, 2022 and 2021, respectively, and 9.1% and 7.7% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively. LaVie generated approximately 11.5% and 9.3% of our total revenues for the three months ended September 30, 2022 and 2021, respectively, and 11.4% and 9.3% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, the three states in which we had our highest concentration of investments were Florida (13.1%), Texas (10.3%) and Indiana (6.6%).

NOTE 12 – STOCKHOLDERS’ EQUITY

$500 Million Stock Repurchase Program

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Under Maryland law, shares repurchased become authorized but unissued shares. The Company reduced the common stock at par value and to the extent the cost acquired exceeds par value, it is recorded through additional paid-in capital on our Consolidated Balance Sheets and Consolidated Statements of Equity. The following is a summary of the shares repurchased for the three and nine months ended September 30, 2022 (in millions except average price per share):

			Average Price
	Period Ended	Shares Repurchased	Per Share(1)	Repurchase Cost(1)
Three Months Ended	September 30, 2022	—	$—	$—
Nine Months Ended	September 30, 2022	5.2	27.32	142.3
(1)	Average price per share and repurchase cost includes the cost of commissions.

Dividends

The following is a summary of our declared cash dividends on common stock:

Record	Payment	Dividend per
Date	Date	Common Share
February 7, 2022	February 15, 2022	$0.67
May 2, 2022	May 13, 2022	0.67
August 1, 2022	August 15, 2022	0.67
November 1, 2022	November 15, 2022	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	September 30, 2021	1.3	$47.2
Three Months Ended	September 30, 2022	0.1	2.4
Nine Months Ended	September 30, 2021	3.3	124.5
Nine Months Ended	September 30, 2022	0.3	7.0

At-The-Market Offering Programs

The following is a summary of the shares issued under our former $500 million 2015 At-The-Market Offering Program (“2015 ATM Program”) and our current $1.0 billion 2021 At-The-Market Offering Program (“2021 ATM Program”) for the three and nine months ended September 30, 2022 and 2021 (in millions except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Commissions	Net Proceeds
Three Months Ended	September 30, 2021	0.1	$32.82	$1.3	$0.1	$1.2
Three Months Ended	September 30, 2022	—	—	—	—	—
Nine Months Ended	September 30, 2021	4.2	36.56	155.1	3.3	151.8
Nine Months Ended	September 30, 2022	—	—	—	—	—
(1)	Represents the average price per share after commissions.

We did not utilize the forward provisions under the 2021 ATM Program during the nine months ended September 30, 2022.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(79,670)	$(13,608)	$(24,012)	$(18,427)
Translation loss	(45,873)	(12,646)	(100,253)	(8,515)
Realized (loss) gain	(153)	(18)	(1,431)	670
Ending balance	(125,696)	(26,272)	(125,696)	(26,272)

Derivative Instruments:
Cash flow hedges:
Beginning balance	69,429	33,352	30,407	17,718
Unrealized gain	16,499	1,116	53,481	15,407
Realized gain(1)	1,074	779	3,114	2,122
Ending balance	87,002	35,247	87,002	35,247
Net investment hedges:
Beginning balance	12,920	(16,024)	(9,588)	(13,331)
Unrealized gain	31,273	7,637	53,781	4,944
Ending balance	44,193	(8,387)	44,193	(8,387)
Total accumulated other comprehensive income before noncontrolling interest	5,499	588	5,499	588
Add: portion included in noncontrolling interest	744	888	744	888
Total accumulated other comprehensive income for Omega	$6,243	$1,476	$6,243	$1,476
(1)	Recorded in interest expense on the Consolidated Statements of Operations.

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

As of September 30, 2022, one of our domestic TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $10.2 million. Our domestic NOL carry-forward was fully reserved as of September 30, 2022, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017, may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

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

The following is a summary of deferred tax assets and liabilities (which are recorded in other assets and accrued expenses and other liabilities, respectively, in our Consolidated Balance Sheets):

	September 30,	December 31,
	2022	2021

	(in thousands)
U.S. Federal net operating loss carryforward	$2,138	$2,221
Valuation allowance on deferred tax asset	(2,138)	(2,221)
Foreign net operating loss carryforward	10,456	—
Foreign deferred tax liability (1)	(5,331)	(8,200)
Net deferred tax asset (liability)	$5,125	$(8,200)
(1)	The deferred tax liability primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition.

The following is a summary of our provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Provision for federal, state and local income taxes	$0.3	$0.4	$0.9	$1.0
Provision for foreign income taxes	0.9	0.6	2.6	1.9
Total provision for income taxes (1)	$1.2	$1.0	$3.5	$2.9
(1)	The above amounts do not include gross receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Stock-based compensation expense	$6,809	$5,706	$20,515	$16,913

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

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		September 30,	September 30,	December 31,
	Maturity	2022	2022	2021

			(in thousands)
Secured borrowings:
HUD mortgages(1)(2)	2046-2052	3.01%	$346,606	$359,806
2023 term loan(3)	2023	6.75%	2,161	2,275
2024 term loan(4)	2024	8.02%	19,638	—
Total secured borrowings			368,405	362,081

Unsecured borrowings:
Revolving credit facility(5)(6)	2025	4.32%	17,861	—

Senior notes and other unsecured borrowings:
2023 notes(5)	2023	4.375%	350,000	350,000
2024 notes(5)	2024	4.950%	400,000	400,000
2025 notes(5)	2025	4.500%	400,000	400,000
2026 notes(5)	2026	5.250%	600,000	600,000
2027 notes(5)	2027	4.500%	700,000	700,000
2028 notes(5)	2028	4.750%	550,000	550,000
2029 notes(5)	2029	3.625%	500,000	500,000
2031 notes(5)	2031	3.375%	700,000	700,000
2033 notes(5)	2033	3.250%	700,000	700,000
OP term loan(7)(8)	2025	4.57%	50,000	50,000
Deferred financing costs – net			(23,451)	(26,980)
Discount – net			(27,940)	(31,565)
Total senior notes and other unsecured borrowings – net			4,898,609	4,891,455

Total unsecured borrowings – net			4,916,470	4,891,455

Total secured and unsecured borrowings – net(9)(10)			$5,284,875	$5,253,536
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at September 30, 2022. Secured by real estate assets with a net carrying value of $505.9 million as of September 30, 2022. During the third quarter of 2022, we paid approximately $7.9 million to retire one mortgage loan guaranteed by HUD that was assumed in 2019 and had a fixed interest rate of 2.92% per annum with a maturity date in 2051. The payoff included a $0.4 million prepayment fee which is included in loss on debt extinguishment on our Consolidated Statement of Operations.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Borrowing is the debt of a consolidated joint venture.
(4)	Borrowing is the debt of the consolidated joint venture discussed in Note 8 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing is secured by two ALFs, which are owned by the joint venture.
(5)	Guaranteed by Omega OP.
(6)	As of September 30, 2022, borrowings under Omega’s $1.45 billion senior unsecured multicurrency revolving credit facility consisted of £16.0 million British Pounds Sterling (“GBP”). The applicable interest rate on the US Dollar tranche and on the GBP borrowings under the alternative currency tranche of the credit facility were 4.32% and 3.51% as of September 30, 2022, respectively.
(7)	Omega OP is the obligor on this borrowing.
(8)	The interest rate swaps, that were cash flow hedges of Omega OP’s $50.0 million senior unsecured term loan facility’s (the “OP term loan”) interest payments and that effectively fixed the interest rate at 3.29%, matured on February 10, 2022.
(9)	All borrowings are direct borrowings of Parent unless otherwise noted.
(10)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2022 and December 31, 2021, we were in compliance with all applicable covenants for our borrowings.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of September 30, 2022, we have five forward starting swaps with $400.0 million in notional value, indexed to 3-month LIBOR, that were issued at a weighted average fixed rate of 0.8675% and are designated as cash flow hedges. Additionally, we have six foreign currency forward contracts with £250.0 million in notional valued issued at a weighted average GBP-USD forward rate of 1.3641 (including the two new foreign currency forwards discussed below) that are designated as net investment hedges.

On May 17, 2022, we entered into two new foreign currency forward contracts with notional amounts totaling £76.0 million and a GBP-USD forward rate of 1.3071, each of which mature on May 21, 2029. These currency forward contracts hedge a portion of our net investments in U.K. subsidiaries and our U.K. joint venture.

On February 10, 2022, two of our interest rate swaps that we entered into in May 2019 with aggregate notional amounts of $50.0 million matured. These interest rate swap contracts were designated as hedges against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP term loan.

The location and fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	September 30,	December 31,
	2022	2021

Cash flow hedges:	(in thousands)
Other assets	$92,561	$32,849
Accrued expenses and other liabilities	$—	$96

Net investment hedges:
Other assets	$60,536	$6,754

The fair value of the forward starting swaps and foreign currency forwards is derived from observable market data such as yield curves and foreign exchange rates and represents a Level 2 measurement on the fair value hierarchy.

NOTE 17 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At September 30, 2022 and December 31, 2021, the net carrying amounts and fair values of our other financial instruments were as follows:

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$10,560	$10,560	$10,873	$10,873
Mortgage notes receivable – net	669,533	671,387	835,086	869,715
Other investments – net	608,190	614,646	469,884	476,664
Total	$1,288,283	$1,296,593	$1,315,843	$1,357,252
Liabilities:
Revolving credit facility	$17,861	$17,861	$—	$—
2023 term loan	2,161	2,161	2,275	2,275
2024 term loan	19,638	19,750	—	—
OP term loan	49,737	50,000	49,661	50,000
4.375% notes due 2023 – net	349,527	348,366	349,100	365,243
4.95% notes due 2024 – net	398,483	395,592	397,725	427,184
4.50% notes due 2025 – net	398,256	389,844	397,685	427,440
5.25% notes due 2026 – net	597,671	580,884	597,142	667,524
4.50% notes due 2027 – net	693,472	649,523	692,374	766,003
4.75% notes due 2028 – net	544,664	504,383	543,908	607,249
3.625% notes due 2029 – net	491,588	406,855	490,681	519,430
3.375% notes due 2031 – net	684,935	533,484	683,592	705,810
3.25% notes due 2033 – net	690,276	493,640	689,587	683,151
HUD mortgages – net	346,606	269,508	359,806	394,284
Total	$5,284,875	$4,661,851	$5,253,536	$5,615,593

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving credit facility, OP term loan, 2023 term loan and 2024 term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.
●	HUD mortgages: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

Shareholder Litigation

The Company and certain of its officers, C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth, are defendants in a purported securities class action lawsuit pending in the U.S. District Court for the Southern District of New York (the “Securities Class Action”). Brought by lead plaintiff Royce Setzer and additional plaintiff Earl Holtzman, the Securities Class Action purports to assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks monetary damages, interest, fees and expenses of attorneys and experts, and other relief. The Securities Class Action alleges that the defendants violated the Exchange Act by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The initial complaint was dismissed with prejudice by the U.S. District Court, but the dismissal was overturned by the U.S. Court of Appeals for the Second Circuit in 2020. Thereafter, the plaintiffs filed a Second Consolidated Amended Complaint in August 2020. In November 2020, the Company and the officers named in the Securities Class Action filed a Motion to Dismiss the Second Consolidated Amended Complaint. On September 28, 2021, the Court issued an order denying the motion to dismiss insofar as it requested dismissal of the entire action on grounds of loss causation, and granting it insofar as it sought dismissal of any claims arising out of defendants’ statements in February 2017. Because the dismissed claims were the basis for defendants’ efforts to begin the alleged class period in February 2017, the decision means that the alleged class period runs from May 3, 2017 to October 31, 2017.

Following a mediation, the plaintiffs and defendants reached an agreement in principle in October 2022 on a settlement of the Securities Class Action.  The Company recorded a $31 million legal reserve related to the Securities Class Action in the third quarter of 2022, which is included within accrued expenses and other liabilities on the Consolidated Balance Sheets. As the Company anticipates that the settlement proceeds will be paid by insurance, we concurrently recorded a receivable for $31 million within other assets on the Consolidated Balance Sheet, and consequently there is no impact to the Consolidated Statement of Operations related to this matter. The settlement agreement in principle is subject to negotiation of a definitive settlement agreement, and also subject to the approval of the District Court. The District Court has suspended deadlines under the Scheduling Order in the case, pending a definitive agreement and the court approval process.

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

The Company believes that the claims asserted against it in these lawsuits are without merit.

Other

Gulf Coast Subordinated Debt

In August 2021, we filed suit in the Circuit Court for Baltimore County (the “Court”) against the holders of certain Subordinated Debt associated with our Gulf Coast master lease agreement, following an assertion by the holders that our prior exercise of offset rights in connection with Gulf Coast’s non-payment of rent had resulted in defaults under the terms of the Subordinated Debt. The suit seeks a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by an indirect subsidiary of Omega (“Omega Obligor”) under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt may be (and was) offset in full as of December 31, 2021. In October 2021, the defendants in the case filed a motion to dismiss for lack of personal jurisdiction. On November 2, 2022, the Court indicated its intention to grant the noteholders’ motion to dismiss for lack of personal jurisdiction. A decision has not been made whether to appeal this order, if it is issued. While Omega believes Omega Obligor is entitled to the enforcement of the offset rights sought in the action, Omega cannot predict the outcome of the declaratory judgment action, irrespective of whether it is ultimately litigated in the Court or, if the order granting the motion to dismiss for lack of personal jurisdiction is issued, or if it is issued and upheld on appeal in another court.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of September 30, 2022, our maximum funding commitment under these indemnification agreements was approximately $3.9 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at September 30, 2022, are outlined in the table below (in thousands):

Construction and capital expenditure mortgage loan commitments	$10,381
Lessor construction and capital commitments under lease agreements	189,757
Other investment loan commitments (1)	88,004
Total remaining commitments (2)	$288,142
(1)	This amount includes $60.0 million related to the $90 million short-term revolving line of credit discussed in Note 6 – Other Investments.
(2)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net income	$105,064	$142,835	$392,135	$394,064
Deduct: net income attributable to noncontrolling interests	(2,790)	(3,888)	(10,787)	(10,616)
Net income available to common stockholders	$102,274	$138,947	$381,348	$383,448
Denominator:
Denominator for basic earnings per share	234,788	239,282	236,721	236,027
Effect of dilutive securities:
Common stock equivalents	1,744	634	1,138	903
Noncontrolling interest – Omega OP Units	6,752	6,701	6,863	6,547
Denominator for diluted earnings per share	243,284	246,617	244,722	243,477

Earnings per share – basic:
Net income available to common stockholders	$0.44	$0.58	$1.61	$1.62
Earnings per share – diluted:
Net income	$0.43	$0.58	$1.60	$1.62

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$134,855	$102,664
Restricted cash	3,323	3,341
Cash, cash equivalents and restricted cash at end of period	$138,178	$106,005

Supplemental information:
Interest paid during the period, net of amounts capitalized	$171,057	$166,934
Taxes paid during the period	$4,627	$5,028

Non-cash investing activities:
Non-cash acquisition of real estate	$(9,818)	$(49,857)
Non-cash placement of mortgages	$—	$(7,000)
Non-cash collection of mortgage principal	$—	$49,587
Non-cash proceeds from other investments	$—	$7,000

Non-cash financing activities:
Non-cash contribution from noncontrolling interest holder in consolidated joint venture	$2,903	$—
Change in fair value of cash flow hedges	$113,590	$28,450
Remeasurement of debt denominated in a foreign currency	$(5,462)	$3,010

NOTE 21 – SUBSEQUENT EVENTS

In the fourth quarter of 2022, the Company entered into three unsecured loans with principal amounts of $17.0 million, $2.5 million and $5.0 million. The $17 million loan and $2.5 million loan bear interest at 9% and mature on September 30, 2027. The $5.0 million loan bears interest at 10% and matures on October 29, 2027. All three loans require quarterly principal payments commencing on January 3, 2022.

As discussed in Note 3 – Assets Held For Sale, Dispositions and Impairments and Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, in the fourth quarter of 2022 we sold 19 facilities that were leased and operated by Agemo in connection with our restructuring negotiations surrounding Agemo’s lease and loan agreements.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the impact of the COVID-19 pandemic on our business and the business of our operators, including without limitation, the duration of the federally declared public health emergency and related government and regulatory support, the levels of staffing shortages, increased costs and decreased occupancy experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection with the pandemic, the ability of our operators to comply with infection control and vaccine protocols and to manage facility infection rates, and the sufficiency of government support and reimbursement rates to offset such costs and the conditions related thereto;
(4)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(5)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(6)	the availability and cost of capital to us;
(7)	changes in our credit ratings and the ratings of our debt securities;
(8)	competition in the financing of healthcare facilities;
(9)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(10)	additional regulatory and other changes in the healthcare sector;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates and the impact of inflation;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(17)	our ability to maintain our status as a REIT; and
(18)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of September 30, 2022, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

We believe these operators were impacted by, among other things, reduced revenue as a result of lower occupancy and increased expenses resulting from the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support. We remain cautious as the COVID-19 pandemic continues to have a significant impact on our operators and their financial conditions, particularly given the trend of reduced pandemic-related federal support to our operators beginning in 2021, the persistence of staffing shortages that continue to impact our operators’ occupancy levels and profitability, uncertainty as to whether Medicare and Medicaid reimbursement rates will be sufficient to address longer-term cost increases faced by operators, factors that may impact future virus transmission in our facilities, including vaccination rates and efficacy of the vaccine for staff members and residents at our facilities, genetic mutations of the virus into new variants, and the commencement in April 2021 for many of our operators of the repayment of accelerated payments of Medicare funds that were previously received as Advanced Medicare payments in 2020 and the commencement in December 2021 of repayment of deferred FICA obligations.

We believe that the incidence and severity of COVID-19 among our operators’ residents and employees, based on reporting by our operators, tend to correlate with levels of incidence and severity experienced by the applicable community in which such operators’ are located, and it remains uncertain whether certain of our facilities will be impacted by future community spread of the virus. These increases have been offset to some extent by increases in reimbursements due to increased skilling in place, which has been necessitated by pandemic-related protocols and may decrease when such protocols subside or when the federally declared public health emergency expires. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay and reliance on agency staffing due to staffing shortages, as well as a significant increase in both the cost and usage of personal protective equipment (“PPE”), testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, operators who do not achieve full compliance with applicable vaccination and infection control requirements may face potential survey issues and penalties. At this time, there is significant uncertainty regarding the impact of such developments.

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

There are a number of uncertainties we face as we consider the continuing impact of COVID-19 on our business, including how long census disruption and elevated COVID-19 costs will last, the continued impact of vaccination programs, including booster doses, and participation levels in those programs in reducing the spread and severity of COVID-19 in our facilities, the impact of genetic mutations of the virus into new variants on our facilities, and the extent to which funding support from the federal government and the states will continue to offset these incremental costs as well as lost revenues. Notwithstanding vaccination programs, we expect that heightened clinical protocols for infection control within facilities will continue for some period; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring.

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

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through January 11, 2023, allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions have contributed, and may continue to contribute, to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion, and when the public health emergency declaration will terminate.

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

In further response to the pandemic, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that were attributable to coronavirus. Funds have been allocated since 2020 in targeted and general distributions, the latter over four phases. In September 2021, HHS announced the release of $25.5 billion in phase four provider funding, including $17 billion of the $178 billion previously authorized through the CARES Act and $8.5 billion for rural providers, including those with Medicaid and Medicare patients, through the American Rescue Plan Act, with payments beginning in December 2021. The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements. Also in September 2021, the Centers for Disease Control and Prevention (“CDC”) announced it would allocate $500 million to staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. There are substantial uncertainties regarding the extent to which our operators will receive additional funding from HHS.

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

The Budget Control Act of 2011 established a Medicare Sequestration of 2%, which is an automatic reduction of certain federal spending as a budget enforcement tool. Originally, the sequester was supposed to be in effect from FY 2013 to FY 2021. However, most recently, the Infrastructure Investment and Jobs Act extended the sequester through FY 2031. Additional legislation, including the CARES Act and the Protecting Medicare and American Farmers Act, suspended the application of the sequester to Medicare from May 1, 2020 through March 30, 2022. It also limited Medicare reductions to 1% from April 1, 2022 through June 30, 2022. The full 2% Medicare sequestration went into  effect as of July 1, 2022. The sequestration is currently extended through fiscal year 2031. Per the Protecting Medicare and American Farmers from Sequester Cuts Act, the Medicare sequester percentage in FY 2030 will be 2.25% during the first 6 months of the FY 2030 and 3% for the next 6 months. Per the Infrastructure Investment and Jobs Act, the Medicare sequester percentage in FY 2031 will be 4% during the first 6 months of the FY 2031 sequestration order and 0% for the next 6 months (October 2031 through March 2032). While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

Quality of Care Initiatives and Additional Requirements Related to COVID-19.  In addition to COVID-19 reimbursement changes, several regulatory initiatives announced in 2020 and 2021 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In August 2021, CMS announced it was developing an emergency regulation requiring staff vaccinations within the nation’s more than 15,000 Medicare and Medicaid-participating nursing homes, and in September 2021, CMS further announced that the scope of the regulation would be expanded to include workers in hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. In addition, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Additionally, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of the nursing home reforms announced in the 2022 State of the Union Address. Although the American Rescue Plan Act did not allocate specific funds to SNF or ALF providers, certain funds were allocated to quality improvement organizations to provide infection control and vaccination uptake support to SNFs and to the CDC for staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020, 2021 and the first three quarters of 2022. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry. The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. These initiatives, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in additional requirements on our operators.

Reimbursement Generally:

Medicaid.  The American Rescue Plan Act contains several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. For example, the American Rescue Plan Act increased the FMAP by 10 percentage points for state home and community-based services expenditures beginning April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. As a condition for receiving the FMAP increase, states must enhance, expand, or strengthen their Medicaid home and community-based services program during this period. These potential enhancements to Medicaid reimbursement funding may be offset in certain states by state budgetary concerns, the ability of the state to allocate matching funds and to comply with the new requirements, the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic, and the potential allocation of state Medicaid funds available for reimbursement away from SNFs in favor of home and community-based programs. These challenges may particularly impact us in states where we have a larger presence, including Florida and Texas. In Texas in particular, several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Our operators in Texas may also be adversely impacted by the expected expiration of an add-on by the state to the daily reimbursement rate for Medicaid patients that will terminate upon expiration of the federally declared public health emergency. In Florida, while added support to our operators during the pandemic has generally been limited, approximately $100 million in additional FMAP funds for nursing homes was approved by the State in November 2021, with the funds to be distributed through increased Medicaid payment rates over a three-month period and in March 2022, a revised state budget for 2022-23, which took effect October 1, 2022, increased Medicaid reimbursement rates by 7.8% to fund, in part, increased wages for certain nursing home staff. In addition, on April 6, 2022, the State of Florida enacted staffing reforms for SNFs that may provide additional flexibility to our operators in meeting minimum staffing requirements by using supplemental staff. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

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

Payments to providers continue to be increasingly tied to quality and efficiency. The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. CMS has stated that it intended PDPM to be revenue-neutral to operators, with future Medicare reimbursement reductions possible if that was not the case. In April 2022, CMS issued a proposal for comment, which included an adjustment to obtain that revenue neutrality as early as the 2023 rate setting period. After considering the feedback received in the rulemaking cycle, CMS finalized recalibration of the PDPM parity adjustment factor of 4.6% with a two-year phase-in period that would reduce SNF spending by 2.3%, or approximately $780 million, in each of fiscal years 2023 and 2024. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

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

2022 and Recent Highlights

Investments

●	During the three and nine months ended September 30, 2022, we acquired $28.2 million and $136.7 million of real estate assets, which included four facilities and 34 facilities, respectively. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 8.0% and 9.5%.
●	We invested $16.3 million and $50.5 million under our construction in progress and capital improvement programs during the three and nine months ended September 30, 2022, respectively.

●	We advanced $3.6 million and $8.5 million under existing mortgage loans during the three and nine months ended September 30, 2022, respectively.
●	During the three and nine months ended September 30, 2022, Ciena Healthcare (“Ciena”) repaid $44.8 million and $158.5 million under its mortgage loans. In connection with the partial repayments, the maturity date of all the Ciena mortgage notes was extended to June 30, 2030 (with exception of two loans with an aggregate principal balance of $37.7 million with maturity dates in 2022 and 2023).

Dispositions and Impairments

●	During the three and nine months ended September 30, 2022, we sold four and 44 facilities for approximately $51.4 million and $438.3 million in net cash proceeds, respectively. As a result of these sales, we recognized net gains of approximately $40.9 million and $179.7 million during the three and nine months ended September 30, 2022, respectively. Our sales during the nine months ended September 30, 2022 were primarily driven by restructuring transactions associated with facilities formerly leased to the following operators: Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) – 22 facilities, Guardian Healthcare (“Guardian”) – nine facilities and Agemo Holdings, LLC (“Agemo”) – two facilities. In the fourth quarter of 2022, we completed the sale of an additional 19 facilities related to the ongoing Agemo restructuring activities for aggregate gross cash proceeds of $315.8 million.
●	During the three and nine months ended September 30, 2022, we recorded impairments on four and 10 facilities of approximately $10.0 million and $21.2 million, respectively. Of the $21.2 million, $3.5 million related to two facilities that were classified as held for sale and $17.7 million related to eight held-for-use facilities.

Financing Activities

●	In January 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock, from time to time, through March 2025. During the nine months ended September 30, 2022, we repurchased 5.2 million shares, at an average price of $27.32 per share, of our outstanding common stock, respectively. No shares were repurchased during the third quarter of 2022.

Other Highlights

●	During the three and nine months ended September 30, 2022, we made $70.0 million and $151.4 million of new other investment loans with a weighted average interest rate of 11.1% and 11.0%, respectively. Our 2022 new other investment loans primarily relate to five new loans that we entered into during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, we also advanced $34.3 million and $149.2 million, respectively, under existing other investment loans. Of the $34.3 million and $149.2 million, an aggregate $20.3 million and $100.8 million, respectively, related to two revolving working capital loans that also had aggregate repayments of $2.8 million and $78.9 million during the three and nine months ended September 30, 2022, respectively.
●	In 2022, Omega was again included in the Bloomberg Gender-Equality Index (GEI) – one of only 418 companies worldwide, and fewer than 15 U.S. REITs, to be included in the 2022 GEI index.

Collectibility Issues

●	During the three and nine months ended September 30, 2022, we placed three and five additional operators, respectively, on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was no longer deemed probable. These include operators representing 0.5% (“0.5% Operator”), 1.4% (“1.4% Operator”) and 2.2% (“2.2% Operator”) of total revenue (excluding the impact of write-offs), respectively, for the nine months ended September 30, 2022. In connection with moving operators to a cash basis, we recognized $13.2 million and $23.6 million in total straight-line accounts receivable write-offs through rental income during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had 17 total operators for which we are recording revenue on a cash basis. These 17 cash basis operators represent an aggregate 15.3% of our total revenues (excluding the impact of write-offs) for the nine months ended September 30, 2022.
●	During the three and nine months ended September 30, 2022, we allowed four and eight operators to defer $1.4 million and $25.4 million of contractual rent and interest, respectively. The deferrals primarily related to the following operators: Agemo, Guardian, the 3.7% Operator (defined below) and the 1.4% Operator. Additionally, we allowed five and seven operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the three and nine months ended September 30, 2022, respectively. The total collateral applied to contractual rent and interest was $5.3 million and $9.4 million for the three and nine months ended September 30, 2022, respectively. These applications of collateral to contractual rent and interest primarily relate to the 2.2% Operator and the 1.4% Operator.
●	Agemo, a cash basis operator, continued to not pay contractual rent and interest due under its lease and loan agreements during the nine months ended September 30, 2022. We have not recorded any rental income or interest income related to Agemo during the three and nine months ended September 30, 2022. The Company is currently in ongoing negotiations to restructure and amend Agemo’s lease and loan agreements. See Note 4 - Contractual Receivables and Other Receivables and Lease Inducements to the Consolidated Financial Statements - Part I, Item 1 hereto.
●	Guardian did not make rent and interest payments under its lease and loan agreements during the first quarter of 2022, but it resumed making contractual rent and interest payments during the second quarter of 2022, and it continued making such payments in the third quarter of 2022, in accordance with the restructuring terms discussed further below. Guardian is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $3.7 million and $7.5 million for the three and nine months ended September 30, 2022, respectively, for contractual rent payments that were received. Additionally, Guardian’s mortgage loan is on non-accrual status and is being accounted for under the cost recovery method, so the $2.3 million and $3.7 million of interest payments that we received during the three and nine months ended September 30, 2022, respectively, were applied directly against the principal balance outstanding. In the second quarter of 2022, we agreed to a formal restructuring agreement, master lease amendments and mortgage loan amendments with Guardian. As part of the restructuring agreement and related agreements, Omega agreed to, among other things, allow for the retrospective deferral of $18.0 million of aggregate contractual rent and interest, with repayment required after September 30, 2024, and reduce the combined rent and mortgage interest to an aggregate of $24.0 million per year effective as of July 1, 2022.
●	From January through March 2022, an operator (the “3.7% Operator”) representing 3.7% and 3.3% of total revenue (excluding the impact of write-offs) for the nine months ended September 30, 2022 and 2021, respectively, did not pay its contractual amounts due under its lease agreement. In March 2022, the lease with the 3.7% Operator was amended to allow for a short-term rent deferral for January through March 2022. The 3.7% Operator paid the contractual amount due under its lease agreement from April through September 2022. Omega holds a $1.0 million letter of credit and a $150 thousand security deposit from the 3.7% Operator. The 3.7% Operator remains current on its $20.0 million revolving credit facility, which is fully drawn as of September 30, 2022, and is secured by a first lien on the 3.7% Operator’s accounts receivable. The 3.7% Operator remains on a straight-line basis of revenue recognition.

Dividends

●	On October 21, 2022, the Board of Directors declared a cash dividend for the quarter ended September 30, 2022 of $0.67 per share.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended September 30, 2022 and 2021

Revenues

Our revenues for the three months ended September 30, 2022 totaled $239.4 million, a decrease of approximately $42.2 million over the same period in 2021. Included below is a description of the material changes in revenues for the three months ended September 30, 2022 compared to the same period in 2021:

●	Rental income was $207.6 million, a decrease of $39.6 million over the same period in 2021. The decrease was primarily the result of (i) a $15.9 million aggregate net reduction in contractual rent payments received from two cash basis operators, Agemo and the 1.4% Operator; (ii) a $12.6 million decrease due to a net increase in straight-line rent receivable and lease inducement write-offs in the third quarter of 2022 compared to 2021 as a result of placing the 2.2% Operator and 2 other operators on a cash basis; (iii) a $7.4 million decrease relating to the sale of 22 facilities formerly leased and operated by Gulf Coast, which was completed in the first quarter of 2022; (iv) a net decrease of $3.8 million due to facility transitions, facility sales and lease extensions related to several operators; and (v) a $2.2 million decrease related to the restructuring of the Guardian lease agreement, which included the sale or transition of 17 facilities in 2022 with corresponding reductions in base rent. The overall decrease in rental income was partially offset by a $2.8 million increase due to additional rental income in the third quarter of 2022 from acquisitions.
●	Mortgage interest income was $17.2 million, a decrease of $5.8 million over the same period in 2021. The decrease was primarily the result of (i) a $3.1 million decrease related to Guardian as a result of recognizing no interest income in the third quarter of 2022 on the Guardian mortgage loan, as we are accounting for the loan using the cost recovery method with interest payments applied to principal amounts outstanding and (ii) a $3.7 million decrease related to the aggregate $158.5 million of principal paydowns made on the Ciena mortgages during the second and third quarter of 2022. These decreases were partially offset by a $1.1 million write-off of effective interest in the third quarter of 2021 related to the payoff of a mortgage with an operator.
●	Other investment income was $14.1 million, an increase of $3.3 million over the same period in 2021. The increase is largely due to an overall increase in the balance of our other investment loans from $434.0 million as of September 30, 2021 to $608.2 million as of September 30, 2022.

Expenses

Our expenses for the three months ended September 30, 2022 totaled $177.7 million, a decrease of approximately $16.5 million over the same period in 2021. Included below is a description of the material changes in expenses for the three months ended September 30, 2022 compared to the same period in 2021:

●	Our depreciation and amortization expense was $82.7 million, a $3.4 million decrease over the same period in 2021. The decrease primarily relates to facility sales and facilities reclassified to assets held for sale, such as the 20 Agemo facilities reclassified to held for sale and the two Agemo facilities that were sold in the third quarter of 2022, partially offset by facility acquisitions and capital additions.

●	Our general and administrative expense was $18.2 million, a $2.9 million increase over the same period in 2021. The increase primarily relates to (i) a $1.1 million increase in stock-based compensation expense, (ii) a $0.6 million increase in outside services primarily related to legal and (iii) a $0.6 million increase in payroll and benefits.
●	Our impairment on real estate properties was $10.0 million, an increase of $5.1 million over the same period in 2021. The 2022 impairments were recognized in connection with four held-for-use facilities for which it was determined that the carrying value exceeded the fair value. The 2021 impairments were recognized in connection with six facilities that were classified as held-for-sale for which the carrying values exceeded the estimated fair values less costs to sell.
●	Our provision for credit losses was $4.1 million, a $21.4 million decrease over the same period in 2021. The decrease was primarily as a result of (i) a net decrease in aggregate specific provisions recorded during the third quarter of 2022 compared to specific provisions recorded during the same period in 2021 largely due to reserves on the loans with Agemo and (ii) changes in loan balances and decreases in loss rates and weighted average years to maturity (utilized in the estimate of expected losses for loans) in the third quarter of 2022 compared to the same period in 2021.

Other Income (Expense)

For the three months ended September 30, 2022, total other income was $40.4 million, a decrease of approximately $14.4 million over the same period in 2021. The decrease was mainly due to a $15.2 million decrease in gain on assets sold related to the sale of four facilities in the third quarter of 2022 compared to the sale of 15 facilities during the same period in 2021.

Nine Months Ended September 30, 2022 and 2021

Revenues

Our revenues for the nine months ended September 30, 2022 totaled $733.4 million, a decrease of approximately $79.5 million over the same period in 2021. Included below is a description of the material changes in revenues for the nine months ended September 30, 2022 compared to the same period in 2021:

●	Rental income was $635.9 million, a decrease of $70.0 million over the same period in 2021. The decrease was primarily the result of (i) a $43.0 million aggregate net reduction in contractual rent payments received from two cash basis operators, Agemo and the 1.4% Operator; (ii) a $22.0 million decrease due to recognizing no rental income related to Gulf Coast, a cash basis operator, in 2022, as we received no contractual payments in the first quarter related to the lease with this operator, and we sold or transitioned 23 of the facilities subject to the Gulf Coast lease in March 2022; (iii) a $10.3 million decrease relates to Guardian, due to the restructuring of the lease agreement (discussed under “Three Months Ended September 30, 2022 and 2021 – Revenues” above) and as a result of only receiving six months of payments from Guardian during 2022; (iv) a $6.0 million decrease due to a net increase in straight-line rent receivable and lease inducement write-offs in the nine months ended September 30, 2022; and (v) a $4.9 million decrease resulting from the acceleration of certain in-place lease liabilities due to facility transitions. The overall decrease in rental income was partially offset by (i) a $13.9 million increase due to additional rental income in the third quarter of 2022 from acquisitions and construction in progress facilities being placed in service and (ii) a $2.3 million increase related to an increase in real estate tax income related to construction in progress facilities being placed in service.

●	Mortgage interest income was $57.4 million, a $13.3 million decrease over the same period in 2021. The decrease was primarily the result of (i) a $9.2 million decrease related to Guardian as a result of recognizing no interest income in 2022 on the Guardian mortgage loan, as we are accounting for the loan using the cost recovery method with interest payments applied to principal amounts outstanding and (ii) a $5.7 million decrease related to the $158.5 million of aggregate principal paydowns on the Ciena mortgages during the second and third quarters of 2022. These decreases were partially offset by a $1.1 million write-off of effective interest in the third quarter of 2021 related to the payoff of a mortgage with an operator.
●	Other investment income was $36.5 million, an increase of $2.2 million over the same period in 2021. The increase is largely due to an overall increase in the balance of our other investment loans from $434.0 million as of September 30, 2021, to $608.2 million as of September 30, 2022.

Expenses

Our expenses for the nine months ended September 30, 2022 totaled $519.6 million, a decrease of approximately $40.9 million over the same period in 2021. Included below is a description of the material changes in expenses for the nine months ended September 30, 2022 compared to the same period in 2021:

●	Our depreciation and amortization expense was $248.7 million, an $8.1 million decrease over the same period in 2021. The decrease primarily relates to facility sales and facilities reclassified to assets held for sale, such as the 22 Gulf Coast facilities that were sold in the first quarter of 2022 and the 20 Agemo facilities that were reclassified to held for sale in the third quarter of 2022, partially offset by facility acquisitions and capital additions.
●	Our general and administrative expense was $53.4 million, a $6.7 million increase over the same period in 2021. The increase primarily relates to (i) a $3.6 million increase in stock-based compensation expense and (ii) a $1.8 million increase in outside services primarily related to consulting.
●	Our acquisition, merger and transition related costs were $5.7 million, an increase of $3.8 million over the same period in 2021. This increase primarily relates to costs incurred related to the transition of facilities with troubled operators.
●	Our impairment on real estate properties was $21.2 million, a decrease of $21.2 million over the same period in 2021. The 2022 impairments were recognized in connection with two facilities that were classified as held-for-sale for which the carrying values exceeded the estimated fair values less costs to sell and eight held-for-use facilities for which it was determined that the carrying value exceeded the fair value. The 2021 impairments were recognized in connection with 12 facilities that were classified as held-for-sale for which the carrying values exceeded the estimated fair values less costs to sell and one held-for-use facility because of the closure of the facility in the first quarter.
●	Our provision for credit losses was $4.4 million, a $23.7 million decrease over the same period in 2021. The decrease was primarily as a result of (i) a net decrease in aggregate specific provisions recorded during the third quarter of 2022 compared to specific provisions recorded during the same period in 2021; (ii) changes in loan balances and decreases in loss rates and weighted average years to maturity (utilized in the estimate of expected losses for loans) in 2022 compared to the same period in 2021; and (iii) recoveries for cash collections received on loan reserved down to the fair value of the collateral. See further discussion on specific loan reserves in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Collectibility Issues.

Other Income (Expense)

For the nine months ended September 30, 2022, total other income was $174.3 million, an increase of approximately $44.4 million over the same period in 2021. The increase was mainly due to (i) a $30.3 million decrease in loss on debt extinguishment primarily related to fees, premiums, and expenses related to the early redemption of $350 million of principal of the 4.375% Senior Notes due 2023 during the first quarter of 2021 and (ii) a $19.1 million increase in gain on assets sold related to the sale of 44 facilities in 2022 compared to the sale of 45 facilities during the same period in 2021, partially offset by a $3.0 million legal reserve recorded in other (expense) income – net discussed in Note 18 – Commitments and Contingencies.

Income from Unconsolidated Joint Ventures

For the nine months ended September 30, 2022, income from unconsolidated joint ventures was $7.5 million, a decrease of approximately $7.0 million over the same period in 2021. The decrease was primarily due to one of the joint ventures realizing a $14.9 million gain on sale of real estate investments during the first quarter of 2021.

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

The following table presents our Nareit FFO results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income (1)(2)	$105,064	$142,835	$392,135	$394,064
Deduct gain from real estate dispositions	(40,930)	(56,169)	(179,747)	(160,634)
(Deduct gain) add back loss from real estate dispositions – unconsolidated joint ventures	(346)	2	(93)	(14,745)
	63,788	86,668	212,295	218,685
Elimination of non-cash items included in net income:
Depreciation and amortization	82,709	86,097	248,668	256,745
Depreciation – unconsolidated joint ventures	2,627	2,951	8,258	9,379
Add back impairments on real estate properties	10,015	4,942	21,221	42,453
Add back impairments on real estate properties – unconsolidated joint ventures	—	—	—	4,430
Add back unrealized loss on warrants	—	—	—	43
Nareit FFO	$159,139	$180,658	$490,442	$531,735
(1)	The three and nine months ended September 30, 2022 includes the application of $5.3 million and $9.4 million, respectively, of security deposits (letter of credit and cash deposits) in revenue. The three and nine months ended September 30, 2021 includes the application of $9.3 million and $11.7 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.
(2)	The three and nine months ended September 30, 2021 includes $6.5 million of revenue related to Gulf Coast recognized based on our ability to offset uncollected rent against the interest and principal (in the fourth quarter of 2021) of certain debt obligations of Omega.

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

Capital Structure

At September 30, 2022, we had total assets of $9.4 billion, total equity of $3.9 billion and total debt of $5.3 billion in our consolidated financial statements, with such debt representing approximately 57.8% of total capitalization.

Debt

At September 30, 2022 and December 31, 2021, the weighted-average annual interest rate of our debt was 4.1%. Additionally, as of September 30, 2022, 98% of our debt with outstanding principal balances has fixed interest payments. Our high percentage of fixed interest debt has kept our interest expense relatively flat year over year despite rising interest rates. As of September 30, 2022, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving credit facility accrues interest and fees at a rate per annum equal to LIBOR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s and S&P Global may have a negative impact on the interest rates and fees for our revolving credit facility.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2022 and December 31, 2021, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued approximately $4.9 billion aggregate principal of senior notes outstanding at September 30, 2022 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of September 30, 2022, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At September 30, 2022, we had approximately 234.2 million shares of common stock outstanding, and our shares had a market value of $6.9 billion. The following is a summary of activity under our equity programs, excluding share repurchases, which are discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities above, during the three and nine months ended September 30, 2022:

●	We did not issue any shares of common stock under our 2021 ATM Program during the three and nine months ended September 30, 2022. We did not utilize the forward provisions under the 2021 ATM Program during the three and nine months ended September 30, 2022. We have $929.9 million of potential sales remaining under the 2021 ATM Program as of September 30, 2022.
●	We issued 71.2 thousand and 235.7 thousand shares of common stock under the DRSPP during the three and nine months ended September 30, 2022. Aggregate gross proceeds from these sales were $2.4 million and $7.0 million during the three and nine months ended September 30, 2022, respectively.

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

For the nine months ended September 30, 2022, we paid dividends of approximately $475.6 million to our common stockholders. On February 15, 2022, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 7, 2022. On May 13, 2022, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on May 2, 2022. On August 15, 2022, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on August 1, 2022.

Material Cash Requirements

During the nine months ended September 30, 2022, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report.

As of September 30, 2022, we had $200.1 million of commitments to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. Additionally, we have commitments to fund $88.0 million of advancements under existing other investment loans, which includes $14.3 million related to the increased commitment on the Maplewood $250.5 million secured revolving credit facility and $60.0 million related to a $90.0 million short-term revolving line of credit to an existing operator. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

Other Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 9 to the Consolidated Financial Statements – Investments in Joint Ventures. Our risk of loss is generally limited to our investment in the joint venture and any outstanding loans receivable. We use derivative instruments to hedge interest rate and foreign currency exchange rate exposure as discussed in Note 15 – Derivatives and Hedging in our Annual Report on Form 10-K for the year ended December 31, 2021. We have seen significant increases in fair value of our hedging instruments in 2022, primarily due to macroeconomic factors impacting interest rates and foreign currency rates.

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $138.2 million as of September 30, 2022, an increase of $113.8 million as compared to the balance at December 31, 2021. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $472.0 million of net cash flow for the nine months ended September 30, 2022, as compared to $565.6 million for the same period in 2021, a decrease of $93.6 million, which is primarily driven by a decrease of $90.4 million of net income, net of $88.5 million of non-cash items, primarily due to a year over year reduction in rental income and mortgage revenue, as discussed in our material changes analysis under Results of Operations above. A $3.1 million change in the net movements of the operating assets and liabilities also contributed to the overall decrease in cash provided by operating activities.

Investing Activities – Net cash flow from investing activities was an inflow of $272.4 million for the nine months ended September 30, 2022, as compared to an outflow of $452.2 million for the same period in 2021. The $724.6 million change in cash flow from investing activities related primarily to (i) a $474.5 million decrease in real estate acquisitions driven by the acquisition of 24 senior living facilities from Healthpeak Properties, Inc. for $511.3 million in the first quarter of 2021, (ii) a $218.1 million increase in mortgage collections, net of placements driven by a $21.7 million partial principal paydown on the Guardian mortgage loan in the first quarter of 2022 and $158.5 million in partial principal paydowns on the Ciena mortgages in the second and third quarters of 2022, (iii) a $127.4 million increase in proceeds from the sales of real estate investments largely driven by the sale of 22 facilities previously leased to Gulf Coast for net cash proceeds of $303.9 million in the first quarter of 2022 and other 2022 sales related to the restructuring of Guardian and Agemo, (iv) a $70.4 million decrease in investment in construction in progress and capital expenditures related to a $68.0 million development project with Maplewood Senior Living (“Maplewood”) acquired in the third quarter of 2021 and (v) a $10.4 million decrease in investments in unconsolidated joint ventures driven by our $10.3 million investment in Second Spring II LLC in the first quarter of 2021, offset by (i) a $151.4 million increase in other investments advances and placements, net of receipts driven by the new $35.6 million mezzanine loan with an existing operator that we entered into in the second quarter of 2022, the $25.0 million term loan to LaVie Care Centers, LLC (f/k/a Consulate Health Care) that we entered into in the first quarter of 2022, the new $40.0 million mezzanine loan with a new operator that we entered into in the third quarter of 2022 and additional draws on existing loans, (ii) a $16.3 million decrease in distributions from unconsolidated joint venture in excess of earnings primarily related to the Second Spring Healthcare Investments joint venture due to significant facility sales in the first quarter of 2021, (iii) a $5.3 million decrease in receipts from insurance proceeds and (iv) a $2.5 million decrease in acquisition related deposits.

Financing Activities – Net cash flow from financing activities was an outflow of $627.5 million for the nine months ended September 30, 2022, as compared to an outflow of $175.0 million for the same period in 2021. The $452.5 million change in cash flow from financing activities was primarily related to (i) a $266.6 million decrease in cash proceeds from the issuance of common stock in 2022 due to decreased issuances under our DRSPP and our 2021 ATM Program, as compared to the same period in 2021, (ii) $142.3 million of repurchases of shares of common stock in 2022, (iii) a $88.7 million decrease in proceeds from other long-term borrowings, net of repayments and (iv) a $9.7 million increase in redemptions of OP units. The overall increase in financing outflows was partially offset by (i) a $48.5 million decrease in payment of financing related costs due to fees and premiums paid in the first quarter of 2021 related to the early redemption of $350 million of principal of the 4.375% senior notes due 2023, (ii) a $4.7 million decrease in distributions to Omega OP Unit holders and (iii) a $1.5 million decrease in dividends paid.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2022, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In connection with the preparation of our Form 10-Q as of and for the quarter ended September 30, 2022, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of the Company as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Company were effective at a reasonable assurance level as of September 30, 2022.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2022, Omega did not issue any shares of Omega common stock in exchange for Omega OP Units.

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

During the third quarter of 2022, we did not repurchase any shares of our outstanding common stock.

Item 6–Exhibits

Exhibit No.
3.1	Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of October 21, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 21, 2022).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: November 3, 2022	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: November 3, 2022	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer