Form 10-K
period 2022-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2023-02-14
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻
Smaller reporting company ☐	Emerging growth company ◻

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

Yes ☒ No ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common stock Omega Healthcare Investors, Inc. held by non-affiliates was $6,599,342,597 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $28.19 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 8, 2023, there were 234,267,646 shares of Omega Healthcare Investors, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022, is incorporated by reference in Part III herein.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to this Annual Report on Form 10-K;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the impact of the COVID-19 pandemic on our business and the business of our operators, including without limitation, the announced termination of the federally declared public health emergency and related government and regulatory support scheduled for May 11, 2023, the levels of staffing shortages, increased costs and decreased occupancy experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) in connection with the pandemic, the ability of our operators to comply with infection control and vaccine protocols and to manage facility infection rates, and the sufficiency of government support and reimbursement rates to offset such costs and the conditions related thereto;
(4)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(5)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(6)	the availability and cost of capital to us;
(7)	changes in our credit ratings and the ratings of our debt securities;
(8)	competition in the financing of healthcare facilities;
(9)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(10)	additional regulatory and other changes in the healthcare sector;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates and the impact of inflation;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(17)	our ability to maintain our status as a REIT; and
(18)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

PART I

Item 1 – Business

Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). As of December 31, 2022, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units. Omega became a publicly traded company listed on the New York Stock Exchange in 1992.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our goal is to provide strong returns to our investors, while serving as the preferred capital partner to our healthcare operating companies and affiliates (collectively, our “operators”) so they can concentrate on providing a high level of care for their resident-patients.

Property Types

Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). The following is a summary of our various property types.

●	Skilled nursing facilities - SNFs provide services that include daily nursing, therapeutic rehabilitation, social services, activities, housekeeping, nutrition, medication management and administrative services for individuals requiring certain assistance for activities in daily living.
●	Assisted living facilities - ALFs provide services that include assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services usually include daily housekeeping, laundry, medical reminders and assistance with the activities of daily living, such as eating, dressing and bathing.
●	Independent living facilities - ILFs are age-restricted multi-family properties with central dining facilities that provide services that include security, housekeeping, activities, nutrition and limited laundry services.
●	Specialty facilities – Specialty facilities consist of specialty hospitals, long-term acute care hospitals, inpatient rehabilitation facilities, behavioral health substance facilities, behavioral health psychiatric facility and traumatic brain injury facilities.
●	Medical office buildings – MOBs are facilities designed specifically for healthcare providers such as physicians, dentists and other clinicians.

Investment Strategy & Types

We maintain a portfolio of long-term healthcare facilities, mortgages and other real estate loans on healthcare facilities located in the U.S. and the U.K. Our investments are generally geographically diverse and operated by a diverse group of established, middle-market healthcare operators that we believe meet our standards for quality and experience of management and creditworthiness. Our criteria for evaluating potential investments includes but is not limited to:

•	the quality and experience of management and the creditworthiness of the operator of the facility;
•	the facility’s historical and forecasted cash flow and its ability to meet operational needs, capital expenditure requirements and lease or debt service obligations;

•	the construction quality, condition and design of the facility and its environmental impact;
•	the location of the facility;
•	the tax, growth, regulatory and reimbursement environment of the applicable jurisdiction;
•	the occupancy rate for the facility and demand for similar healthcare facilities in the same or nearby communities; and
•	the payor mix of private, Medicare and Medicaid patients at the facility.

As healthcare delivery continues to evolve, we continuously evaluate potential investments, as well as our assets, operators and markets to position our portfolio for long-term success. Our strategy includes applying data analytics to our investment underwriting and asset management, as well as selling or transitioning assets that do not meet our portfolio criteria.

We prefer to invest in fee simple ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures, such as mortgages and investments in joint ventures. While the market for long-term care real estate acquisitions in the U.S. remained competitive in 2022, we continued to seek and identify selective investments that are accretive to our portfolio. In addition to our U.S.-based investments, we expect to continue to pursue investments in alternative jurisdictions such as the U.K. As part of our continuous evaluation of our portfolio and in connection with certain operator workout transactions, we expect to continue to opportunistically sell assets, or portfolios of assets, from time to time. In addition, as the long-term care industry evolves and adapts to new protocols, we have made and may continue to make select ancillary investments in companies that enhance the technology and infrastructure of long-term care providers and our operators.

We typically seek substantial liquidity deposits, covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate and/or personal guarantees for our investments when appropriate.

The following summarizes our primary investment structures. The average annualized yields described below reflect obligations under existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of December 31, 2022, set forth below, are not necessarily indicative of future yields, which may be lower.

Real Estate Assets & Leases

Our real estate assets are primarily comprised of land, buildings and improvements and any furniture and equipment contained within our facilities. Substantially all of our leases are triple-net operating leases and require the operator to pay rent and all additional charges incurred in the operation of the leased facility. At December 31, 2022, we had one direct financing lease. Our triple-net operating leases typically range from 5 to 15 years, plus renewal options. Our leases generally provide for minimum annual rents that are subject to annual escalators. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. At December 31, 2022, our average annualized yield from operating leases was approximately 9.0%. At December 31, 2022, approximately 78% of our operating leases have initial lease terms expiring after 2027. The majority of our leased real estate properties are leased under provisions of master lease agreements that govern more than one facility, and to a lesser extent, we lease facilities under single facility leases. Under our master leases, our operators are required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Certain of our leases also contain operator purchase options or landlord put options.

Some of our leases provide our operators with advances for the construction of facilities or capital expenditures for strategic facility enhancements. Typically, these advances require the operator to pay a fixed percentage of the advances funded as capital expenditure rent under the lease. Construction and upgrades made under these lease clauses are capitalized within our real estate assets. We direct a significant amount of our capital back into existing assets, which we believe sets the stage for our long-term strategic success.

Real Estate Loans

Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in, the related properties. Our real estate loans typically have a fixed interest rate for the loan term. We enter into real estate loans for existing facilities and for the construction of facilities. At December 31, 2022, our average annualized yield on these investments was approximately 10.1%. At December 31, 2022, approximately 76% of our real estate loans have primary terms that expire after 2027.

Investments in Unconsolidated Joint Ventures

From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators. These are investments in entities that we do not consolidate but for which we can exercise significant influence over operating and financial policies and are reported under the equity method of accounting. Our investments in unconsolidated entities generally represent interests ranging from 9% to 51%. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest inclusive of transaction costs.

Non-Real Estate Loans

Non-real estate loans are loans to our operators and/or their principals that may be either unsecured or secured by the collateral of the borrower and are typically short-term in nature. Collateral under secured non-real estate loans typically consists of the working capital of operator entities. At December 31, 2022, our average annualized yield on these investments was approximately 8.7%. At December 31, 2022, approximately 12% of our non-real estate loans have primary terms that expire after 2027.

Portfolio and Investment Summary

As of December 31, 2022, our portfolio of real estate investments included 926 healthcare facilities located in 42 states and the U.K. operated by 67 third-party operators and was made up of the following:

●	Real estate assets, subject to operating leases, that include 664 SNFs, 169 ALFs, 20 ILFs, 16 specialty facilities and two MOBs;
●	investment in a direct financing lease on one SNF;
●	real estate loans, including first lien mortgages, on 48 SNFs, two ALFs and two specialty facilities;
●	investments in unconsolidated joint ventures that hold 63 ALFs and two specialty facilities; and
●	2 facilities held for sale.

Included below is a summary of our total investment assets, excluding accumulated depreciation, as of December 31, 2022 and 2021 (dollars in thousands):

	As of December 31,
	2022	2021
Real estate assets:
Real estate assets	$8,860,264	$9,028,745
Investments in direct financing leases – net	8,503	10,873
Real estate loans receivable – net	1,042,731	1,180,786
Investments in unconsolidated joint ventures	178,920	194,687
Assets held for sale	9,456	203,025
Total real estate investments	10,099,874	10,618,116
Non-real estate loans receivable – net	225,281	124,184
Total investments	$10,325,155	$10,742,300

Revenues

The following table summarizes our revenues by investment category for 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Real estate related income:
Rental income	$750,208	$923,677	$753,427
Income from direct financing leases	1,023	1,029	1,033
Real estate loans interest income	110,322	123,649	117,289
Total real estate related revenues	861,553	1,048,355	871,749
Non-real estate loans interest income	13,597	12,733	16,997
Miscellaneous income	3,094	1,721	3,635
Total revenues	$878,244	$1,062,809	$892,381

The table set forth in Item 2 – Properties contains additional information regarding the geographic concentration of our facilities and investments as of December 31, 2022.

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

Competition

The healthcare industry is highly competitive and will likely become more competitive in the future. We face competition in making and pricing new investments from other public and private REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than us. In addition, a significant amount of our rental and loan interest income is generally derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may reduce competition for our operators and enhance the value of our properties. Our operators compete on a local and regional basis with operators of facilities that provide comparable services and, in certain cases, home and community health solutions. The basis of competition for our operators includes, amongst other factors, the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population and surrounding areas.

Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, our financial condition, construction and renovation costs, existing laws and regulations, new legislation and population trends.

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

We have utilized, and may continue to utilize, one or more taxable REIT subsidiaries (“TRS”) to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Our TRSs generally are taxable as regular corporations, and therefore, subject to federal, foreign, state and local income taxes.

To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular corporate rates. If we were to fail to qualify as a REIT in any taxable year, as a result of a determination that we failed to meet the annual distribution requirement or otherwise, we would be subject to federal and state income tax, and any applicable alternative minimum tax on our taxable income at regular corporate rates with respect to each such taxable year for which the statute of limitations remains open. In addition, even if we continue to qualify as a REIT, we could become subject to certain excise taxes. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability for the years involved, which could significantly impact our financial condition.

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

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through its scheduled expiration date of May 11, 2023, allows HHS to provide temporary regulatory waivers and new reimbursement rules, such as a temporary increase in the Medicaid Federal Medical Assistance Percentage and other rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. The three-day prior hospital stay waiver was a significant benefit to the skilled nursing industry during the height of the pandemic, as the reimbursement associated with the ability to skill in place helped to offset some of the increased costs connected with managing the pandemic. These regulatory actions have contributed, and may continue to contribute, to a change in census volumes and skilled nursing mix that may not otherwise have occurred. The public health emergency declaration is scheduled to terminate on May 11, 2023; however, it remains uncertain whether and/or when federal and state regulators will resume enforcement of those regulations which have waived or otherwise not been enforced during the public health emergency due to the exercise of enforcement discretion.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, have had a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s continued effect, including through prolonged labor shortages, slow occupancy recovery, and expense increases, on the Company’s and our operators’ operational and financial performance will depend on future developments, including the recovery in occupancy and availability of labor, the ability of our operators to manage the impact of the termination of public health emergency and temporary relief thereunder, the sufficiency and timeliness of additional governmental relief and reimbursement rate setting in offsetting cost increases, and the continued efficacy of vaccination, treatment and infection control programs relating to COVID-19, all of which developments and impacts are uncertain and difficult to predict and may continue to adversely impact our business, results of operations, financial condition and cash flows.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. In addition to quality and value-based reimbursement reforms, the U.S. Centers for Medicare and Medicaid Services (“CMS”) has implemented a number of initiatives focused on the reporting of certain facility specific quality of care indicators that could affect our operators, including publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under the CMS “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures. These rating changes have impacted referrals to SNFs, and it is possible that changes to this system or other ranking systems could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

The following is a discussion of certain U.S. laws and regulations generally applicable to our operators, and in certain cases, to us.

Reimbursement Changes Related to COVID-19:

U.S. Federal Stimulus Funds and Financial Assistance for Healthcare Providers. In response to the pandemic, Congress has enacted a series of economic stimulus and relief measures. On March 18, 2020, the Families First Coronavirus Response Act  (“FFCRA”) was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020. The temporary FMAP increase was set to extend through the last day of the calendar quarter in which the public health emergency terminates. In exchange for receiving the enhanced federal funding, the FFCRA included a requirement that Medicaid programs keep beneficiaries enrolled through the end of the month in which the public health emergency terminates.  However, as part of the Consolidated Appropriations Act of 2023 signed into law on December 29, 2022, Congress decoupled the Medicaid continuous enrollment from the public health emergency and terminates this provision effective March 31, 2023.  Additionally, starting April 1, 2023, states that comply with federal rules regarding conducting renewals may begin the phase-down of the enhanced federal funding according to the following schedule: 6.2 percentage points through March 2023; 5 percentage points through June 2023; 2.5 percentage points through September 2023 and 1.5 percentage points through December 2023. States cannot restrict eligibility standards, methodologies, and procedures and states cannot increase premiums as required in FFCRA. Primarily due to the continuous enrollment provision, Medicaid enrollment has grown substantially compared to before the pandemic and the uninsured rate has dropped. The extent to which this increase in Medicaid enrollment is sustained following the discontinuation of the continuous enrollment provision is uncertain.

In further response to the pandemic, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that were attributable to coronavirus. Funds have been allocated since 2020 in targeted and general distributions, the latter over four phases. In September 2021, HHS announced the release of $25.5 billion in phase four provider funding, including $17 billion of the $178 billion previously authorized through the CARES Act and $8.5 billion for rural providers, including those with Medicaid and Medicare patients, through the American Rescue Plan Act, with payments that began in December 2021. The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. We do not expect our operators will receive additional funding from HHS.

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which have the potential to impact our operators to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments are loans that providers were scheduled to repay beginning one year from the issuance date of each provider’s or supplier’s accelerated or advance payment, with repayment made through automatic recoupment of 25% of Medicare payments otherwise owed to the provider or supplier for eleven months, followed by an increase to 50% for another six months, after which any outstanding balance would be repaid subject to an interest rate of 4%. We believe these repayments commenced for many of our operators in April 2021 and have adversely impacted operating cash flows of these operators. While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

The Budget Control Act of 2011 established a Medicare Sequestration of 2%, which is an automatic reduction of certain federal spending as a budget enforcement tool. Originally, the sequester was supposed to be in effect from FY 2013 to FY 2021. However, most recently, the Infrastructure Investment and Jobs Act extended the sequester through FY 2031. Additional legislation, including the CARES Act and the Protecting Medicare and American Farmers Act, suspended the application of the sequester to Medicare from May 1, 2020 through March 30, 2022. It also limited Medicare reductions to 1% from April 1, 2022 through June 30, 2022. The full 2% Medicare sequestration went into effect as of July 1, 2022. The sequestration is currently extended through fiscal year 2031, and gradually increases to 4% from 2030 through 2031.

Quality of Care Initiatives and Additional Requirements Related to COVID-19.  In addition to COVID-19 reimbursement changes, several regulatory initiatives announced from 2020 to 2022 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In August 2021, CMS announced it was developing an emergency regulation requiring staff vaccinations within the nation’s more than 15,000 Medicare and Medicaid-participating nursing homes, and in September 2021, CMS further announced that the scope of the regulation would be expanded to include workers in hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. In addition, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Although the American Rescue Plan Act did not allocate specific funds directly to SNF or ALF providers, certain funds were allocated to states who then distributed a portion of these funds to SNF and ALF providers. In addition, the American Rescue Plan Act allocated funds to quality improvement organizations to provide infection control and vaccination uptake support to SNFs and to the CDC for staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks. Additionally, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of the nursing home reforms announced in the 2022 State of the Union Address, and in July 2022, CMS announced it was evaluating a proposed federal staffing mandate for SNFs.  It is uncertain whether such a mandate will be implemented and, if it is, whether it will be accompanied by additional funding to offset any increased staffing requirements for our operators; an unfunded mandate to increase staff in SNFs may have a material and adverse impact on the financial condition of our operators.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020, 2021 and 2022. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry. The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. These initiatives, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in additional requirements on our operators.

Reimbursement Generally:

Medicaid.  Most of our SNF operators derive a substantial portion of their revenue from state Medicaid programs.  Whether and to what extent the level of Medicaid reimbursement covers the actual cost to care for a Medicaid eligible resident varies by state. While periodic rate setting occurs and, in most cases, has an inflationary component, the state rate setting process not always keep pace with inflation or, even if it does, there is a risk that is may still not be sufficient to cover all or a substantial portion of the cost to care for Medicaid eligible residents. Additionally, rate setting is also subject to changes based on state budgetary constraints and political factors, both of which could result in decreased or insufficient reimbursement to the industry even in an environment where costs are rising. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past, and may in the future, adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

The CARES Act and American Rescue Plan Act contained several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. While the CARES Act provided for a 6.2% FMAP add-on to the Medicaid program during the PHE, only certain states passed any of that specifically on to SNF operators either via an enhanced rate or lump sum payments. Additionally, the American Rescue Plan Act provided for a 10% FMAP add-on for state home and community-based service expenditures from April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. Both of these programs came with conditions that states had to meet to eligible for the FMAP add-on. There may be future initiatives proposed to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care.

The risks of insufficient Medicaid reimbursement rates along with possible initiatives to push residents historically cared for in SNFs to alternative settings may impact us more acutely in states where we have a larger presence, including Florida and Texas, our states with the largest concentration of investments. In Texas several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. The state did provide for a sizeable increase in rate during the PHE based on the FMAP add-on; however, there is a risk that this increase won’t be captured in normal rate setting when the FMAP add-on expires. In Florida, added support to our operators during the pandemic has generally been limited, with approximately $100 million in additional FMAP funds announced in November 2021, payable over a three-month period through increased Medicaid rates. In March 2022, a revised state budget for 2022-23, which took effect October 1, 2022, increased Medicaid reimbursement rates by 7.8% to fund, in part, increased wages for certain nursing home staff. In addition, on April 6, 2022, the State of Florida enacted staffing reforms for SNFs that may provide additional flexibility to our operators in meeting minimum staffing requirements by using supplemental staff. We continue to monitor rate adjustment activity in other states in which we have a meaningful presence, and it is too early to assess whether rates will generally keep pace with increased operator costs.

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

On May 27, 2020, CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF as a part of the COVID-19 1135 waiver provisions. The COVID-19 1135 waiver provisions also allow for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through May 11, 2023, the scheduled end of the public health emergency.

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

Several of our operators have responded to subpoenas and other requests for information regarding their operations in connection with inquiries by the DOJ or other regulatory agencies. In addition, MedEquities Realty Trust, Inc., which we acquired in May 2019, received a Civil Investigative Demand from the DOJ in connection with Lakeway Regional Medical Center, and in November 2022, the Company and several of its affiliates entered into a settlement agreement relating to such demand.

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

Additionally, there has been significant legislation passed and guidance issued in the U.K. in respect of the COVID-19 pandemic. Much of the legislation or guidance set out the additional precautions, measures or restrictions which were required in the care sector, including infection control measures and vaccination requirements for care sector workers. As the U.K. transitions to a post-COVID-19 pandemic position with lessened regulation across the U.K as a whole, the care sector remains subject to specific COVID-19 guidance and requirements issued by the Care Quality Commission and the U.K. government’s Department for Health and Social Care, including in relation to infection control measures, the use of personal protective equipment and testing. As a result, our U.K. operators still face significantly increased regulatory burdens under which they must deliver services and continue to experience significant impacts on their operations and financial condition, which has been somewhat offset by the level of stimulus provided.

Environmental, Social and Governance (“ESG”)

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

We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. See also “Human Capital Management” immediately below.

Additional information regarding our ESG programs and initiatives is available in the ESG section of our website at www.omegahealthcare.com. Information on our website, including our Corporate ESG Report or sections thereof, is not incorporated by reference into this Annual Report.

Human Capital Management

Our success is based on the focused passion and dedication of our people. We believe our employees’ commitment to Omega provides better service to our tenants and stakeholders, supports an inclusive and collegial working environment and generates long-term value for our shareholders and the communities which we serve. As of February 1, 2023, we had 52 employees including the executive officers listed below, none of whom is subject to a collective bargaining agreement. Due to the size and nature of our business, our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. As such, the ability to attract, develop and retain qualified personnel will continue to be important to the Company’s long-term success.

We have a long-standing commitment to being an equal opportunity employer. Additionally, in 2021, we reinforced our diversity and inclusion commitment by signing the CEO Action for Diversity and Inclusion Pledge, one of the largest CEO-driven business commitments to act on and advance diversity, equity and inclusion in the workplace. The Company has expanded its recruitment practices to reach more diverse candidates for employment and Board positions and has developed an internship program with a focus on increasing diversity in the pipeline of eligible employees. The Company requires employees and Board members to certify its Code of Business Conduct & Ethics periodically, and from time to time, conducts compliance training for all employees and Directors, including diversity and inclusion training. As of February 1, 2023, at the executive level, one of the Company’s four executive officers is a woman and brings ethnic diversity to the team, and on the senior management team, 25% are women and 25% bring ethnic diversity to the team. We regularly conduct pay equity reviews as we seek for women and men, on average, at various roles and levels of the Company, to be paid equitably for their roles and contributions to our success.

We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. Our full-time employees are provided a competitive benefits program, including comprehensive healthcare benefits and a 401(k) plan with a matching contribution from the Company, the opportunity to participate in our employee stock purchase program, bonus and incentive pay opportunities, competitive paid time-off benefits and paid parental leave, wellness programs, continuing education and development opportunities, and periodic engagement surveys. In addition, we believe that giving back to our community is an extension of our mission to improve the lives of our stockholders, our employees, and their families. The Company has implemented a matching program for charitable contributions of employees, provides annual charitable donations to our local Baltimore community and has implemented a scholarship, mentorship and internship program with a local, historically Black university.

Information about our Executive Officers

Biographical information regarding our executive officers and their ages as of February 1, 2023 are set forth below:

C. Taylor Pickett (61) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett has also been a member of the board of trustees of Corporate Office Properties Trust, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (59) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

Robert O. Stephenson (59) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Gail D. Makode (47) is our Chief Legal Officer, General Counsel and has served in this capacity since September 2019. Previously, she served as Senior Vice President, General Counsel and Corporate Secretary of IES Holdings, Inc., from October 2012 to September 2019. Prior to IES, she served in various legal capacities at MBIA Inc., including as General Counsel and Member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc., from 2006 to 2012. Earlier in her career, she served as Vice President and Counsel for Deutsche Bank AG, and as an associate at Cleary, Gottlieb, Steen, & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

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

Our operators are subject to numerous federal, state and local laws and regulations in the U.S. and, for certain operators, in the U.K., including those described in Item 1. Business – Government Regulation and Reimbursement. Laws and regulations impacting our operators include, without limitation, those relating to reimbursement (including Medicare and Medicaid reimbursement programs in the U.S.), quality of care initiatives, licensing and certification of our operators, fraud and abuse laws and regulations, privacy and security laws. Other federal, state and local laws and regulations also affect how our operators conduct their operations. We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us. In addition, requirements applicable to our operators are subject to frequent and substantial changes (sometimes applied retroactively) resulting from new legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators, guarantors and managers. Any of these changes may be more pronounced following federal and state leadership changes and particularly following a change in presidential administrations. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of new laws and regulations, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

Our U.S. operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced or modified, including through reductions to the Medicare and Medicaid programs.

Changes in the reimbursement rate or methods of payment from governmental and other third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Reimbursement from governmental and other third-party payors could be reduced as part of spending cuts and tax reform initiatives that impact Medicare, Medicaid or Medicare Advantage Plans, or as part of retroactive adjustments during claims settlement processes or as a result of post-payment audits. Further, alternative payment models, as well as other regulatory initiatives, have the potential to affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, setting reimbursement caps, implementing value-based purchasing and payment bundling, and studying the appropriateness of restrictions on payments for healthcare acquired conditions. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures or freeze Medicaid rates, to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care, and to make changes to private healthcare insurance. Several commercial payors have expressed an intent to pursue certain value-based purchasing models and initiatives. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement to our SNF operators and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us. Significant limits on the scope of services reimbursed and on reimbursement rates, as well as changes in reimbursement policies or other measures altering payment methodologies for services provided by our operators, could have a material adverse effect on our operators’ results of operations and financial condition, which could cause the revenues of our operators to decline and negatively impact their ability to meet their obligations to us.

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

The long-term healthcare industry is highly competitive, and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Our operators compete on a number of different levels including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas. Our operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments and meet their obligations to us.

In addition, the market for qualified personnel is highly competitive and our operators may experience difficulties in attracting and retaining such personnel, in particular due to labor constraints and, in some cases, wage increases, which have been elevated since the beginning of the COVID-19 pandemic and may continue to remain elevated. Increases in labor costs could affect our operators’ ability to meet their obligations to us, which could be particularly acute in certain states that have established minimum staffing requirements.

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

Inflation, both real or anticipated, as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our operators or borrowers. Our long-term leases and loans typically contain provisions such as rent and interest escalators that are designed to mitigate the adverse impact of inflation on Omega’s results of operations. However, these provisions may have limited effectiveness at mitigating the risk of high levels of inflation due to contractual limits on escalation that exist in substantially all of our escalation provisions. Our leases are triple-net and typically require the operator to pay all property operating expenses, and therefore, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs resulting from inflation have had, and may continue to have, an adverse impact on our operators and borrowers if increases in their operating expenses exceed increases in their reimbursements, which has affected, and may continue to adversely affect, our operators’ or borrowers’ ability to pay rent or other obligations owed to us.

An increase in our operators’ expenses and a failure of their reimbursements to increase at least with inflation could adversely impact our operators’ and our financial condition and our results of operations.

Uninsured losses or losses in excess of our operators’ insurance coverage could adversely affect our financial position and our cash flow.

Under the terms of our leases, our operators are generally required to maintain comprehensive general liability, fire, flood, earthquake, boiler and machinery, nursing home or long-term care professional liability and extended coverage insurance with respect to our properties with policy specifications set forth in the leases or other written agreements between us and the operator. However, our properties may be adversely affected by casualty or other losses which exceed insurance coverages and reserves. In addition, we cannot provide any assurances that our tenants will maintain the required coverages, that we will continue to require the same levels of insurance under our leases, or that such insurance will be available at a reasonable cost in the future or that the policies maintained will fully cover all losses on our properties upon the occurrence of a catastrophic event. We also cannot make any guaranty as to the future financial viability of the insurers that underwrite the policies maintained by our tenants, or, alternatively if our tenants utilize captive or self-insurance programs, that such programs will be adequately funded.

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

Risks Related to Us and Our Operations

The COVID-19 pandemic and measures intended to prevent its spread, as well as a future variant of COVID-19 or unrelated pandemic, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The COVID-19 pandemic has significantly and adversely impacted SNFs and long-term care providers due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve, as well as reduced revenue due to lower occupancy and increased expenses and uncertainties regarding the continuing availability of sufficient government support and sufficiency of Medicare and Medicaid reimbursement rates to address longer-term cost increases faced by operators. As a result, many of our operators have been, and may continue to be, significantly impacted by the pandemic. See Part II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.

Our facilities, on average, experienced declines, in some cases that are material, in occupancy levels as a result of the pandemic. Occupancy in our facilities has generally improved on average since early 2021; however, average occupancy has not returned to pre-pandemic levels. It remains unclear when and the extent to which demand and occupancy levels will return to pre-COVID-19 levels. We believe these challenges to occupancy recovery may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While certain states have provided pandemic-related relief measures and/or reimbursement increases, there remains uncertainty as to how widespread these measures will continue to be and to what extent they may be distributed to and benefit our operators, especially when the federally declared public health emergency expires as scheduled on May 11, 2023, or previously released federal funds to states have been fully utilized. Likewise, while certain states may in the course of routine rate-setting of Medicaid rates address inflationary factors and other expense-related items, there can be no assurance that these changes will be sufficient to offset existing increased inflation and expenses or that all states will address these items. See the “Government Regulation and Reimbursement” section for additional information. Further, to the extent the cost and occupancy impacts on our operators continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.

There are a number of uncertainties we face as we consider the continuing impact of COVID-19 on our business, including how long census disruption and related cost increases will last, as well as the rate and impact of future virus transmission in our facilities, continued efficacy of vaccination programs in reducing the spread and severity of COVID-19 in our facilities, the impact of genetic mutations of the virus into new variants on our facilities, and the extent to which funding support from the federal government and the states will offset these incremental costs as well as lost revenues. Notwithstanding vaccination programs, we expect that heightened clinical protocols for infection control within facilities will continue; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring.

Continued uncertainty exists relating to our other operators’ ability to meet their payments obligations generally or meet their payment obligations to us due to these factors. To the extent our operators are unable to meet their payment obligations, we may record additional impairment charges with respect to straight-line rent receivables associated with any such operator or with respect to outstanding loans and our financial condition could be adversely impacted. See “Our assets, including our real estate and loans, are subject to impairment charges, and our valuation and reserve estimates are based on assumptions and may be subject to adjustment” in Item 1A contained in Part I of this Annual Report on Form 10-K.

The COVID-19 pandemic has from time to time also caused, and may continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not deteriorate or fluctuate as a result of the COVID-19 pandemic or due to a future variant of COVID-19 or a future unrelated pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancing. In addition, our employees may be impacted directly or indirectly by the pandemic, and we may be required to make changes to our internal controls as a result of changes in our business processes or personnel; any such changes may increase our operational and financial reporting risks.

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

As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors, some of which we cannot control, that may change from time to time including:

●	the extent of investor interest;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	the financial performance of us and our operators;
●	concentrations in our investment portfolio by tenant and facility type;
●	concerns about our tenants’ financial condition due to uncertainty regarding reimbursement from governmental and other third-party payor programs;
●	our credit ratings and analyst reports on us and the REIT industry in general, including recommendations, and our ability to meet our guidance estimates or analysts’ estimates;
●	general economic, global and market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions, or the impacts of a future pandemic or global conflicts on our operators;
●	our failure to maintain or increase our dividend, which is dependent, to a large part, on the increase in funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and
●	other factors such as governmental regulatory action and changes in REIT tax laws, as well as changes in litigation and regulatory proceedings.

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

London Inter-bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in credit facilities, term loan facilities and derivative contracts. In July 2017, the U.K.’s Financial Conduct Authority (“FCA”) that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and while the transition period for many LIBOR tenors has been extended to June 2023, the U.S. Federal Reserve advised banks to stop new LIBOR issuances by the end of 2021. At this time, no consensus exists as to which reference rate or rates or benchmarks may become acceptable alternatives to LIBOR. The Alternative Reference Rates Committee, a steering committee composed of U.S. financial market participants, has identified the secured overnight financing rate, or SOFR, as the recommended alternative rate for all LIBOR. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. Any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Further, the consequences of these developments, or any alternative reference rate that is adopted, cannot be entirely predicted but could include an increase in the cost of our variable rate borrowings, of which we had $91.1 million of borrowings outstanding as of December 31, 2022 and $400 million notional value derivative instruments that are indexed to LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as this may require negotiation with the respective counterparty.

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

We have investments in the U.K. and may from time to time may seek to acquire other properties in the U.K. or otherwise outside the U.S. International development, investment, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the income tests that we must satisfy annually in order to qualify and maintain our status as a REIT; fluctuations in the exchange rates between USD and the British Pound Sterling (“GBP”), or other foreign currencies in which we may transact in the future, which we may be unable to protect against through hedging; changes in foreign political, regulatory, and economic conditions, including increases in energy prices, such as those experienced in the U.K. resulting in part from the conflict in Ukraine and sanctions imposed on Russia; challenges in managing international operations and enforcing obligations in other countries; challenges of complying with a variety of foreign laws and regulations, including those relating to real estate, healthcare operations, taxes, employment and legal proceedings; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

On January 31, 2020, the U.K. withdrew from the European Union (“E.U.”), commonly referred to as “Brexit.” Changes in economic conditions in the U.K. relating to Brexit may subject the operators of our facilities in the U.K. to increased risk, including potential disruptions in supply, increases in costs or difficulty staffing. In addition, the uncertainty related to Brexit has caused foreign exchange rate fluctuations in the past, including the strengthening of the USD relative to the Euro and GBP immediately following the announcement of Brexit, and may continue to do so in the future, which could materially adversely affect our business, financial condition and results of operations. Furthermore, Brexit could lead to legal uncertainty or the imposition of additional legal or regulatory requirements on the Company, which could have adverse consequences on our business, financial condition and results of operations. To date, one of the key effects of Brexit on the U.K. market is increased difficulty recruiting suitably qualified staff members within properties, as historically the E.U. and freedom of movement provided a reliable personnel resource for the U.K. market. The employment pool within the U.K. is further impacted by vaccination requirements for those working in the sector, meaning that those in certain roles who refuse to be vaccinated may not be employed (unless exempt from the requirement).

Our assets are concentrated in the long-term care industry and face geographic and operator concentration risk.

Our assets are generally not diversified by industry and face risks associated with the long-term care industry. In addition, at December 31, 2022, one operator represented greater than 10% of our investments, and the three states in which we had our highest concentration of investments were Florida (11.5%), Texas (10.3%) and Indiana (6.6%). As a result, we are subject to increased exposure to adverse conditions affecting these operators and regions, with regional risks including unfavorable Medicaid reimbursements rates for SNFs, downturns in the local economies, local real estate conditions, staffing challenges, increased competition or decreased demand for our facilities, regional climate events, and unfavorable legislative or regulatory developments, which could adversely affect our business and results of operations.

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

Members of our management and Board hold partnership interests in Omega OP, and their interests may differ from those of our public stockholders.

Some members of our management and Board hold partnership interests in Omega OP. Those unitholders may have conflicting interests with holders of the Company’s common stock. For example, such unitholders of Omega OP Units may have different tax positions from the Company or holders of our common stock, which could influence their decisions in their capacities as members of management regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness and how to structure future transactions.

Our investments in joint ventures could be adversely affected by shared decision-making authority, our joint venture partners’ financial condition, and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2022, we have ownership interests in two consolidated joint ventures and several unconsolidated joint ventures. These joint ventures involve additional risks, including the following:

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

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Code. See Item 1 – Business – Taxation of Omega. Qualification as a REIT involves the application of technical and intricate Code provisions for which there are only limited judicial and administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. We cannot assure that we will at all times satisfy these rules and tests. Even a technical or inadvertent violation could jeopardize our REIT qualification.

If we were to fail to qualify as a REIT in any taxable year, as a result of a determination that we failed to meet the annual distribution requirement or otherwise, we would be subject to federal corporate income tax, and any applicable alternative minimum tax with respect to each such taxable year for which the statute of limitations remains open, as well certain excise taxes on nonqualified REIT income, or disqualification from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability for the years involved, which could significantly impact our financial condition. We generally must distribute annually at least 90% of our taxable income to our stockholders to maintain our REIT status. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular corporate rates. As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to you.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

At December 31, 2022, our real estate investments include SNFs and ALFs and to a lesser extent ILFs, specialty facilities and MOBs, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) real estate loans, including mortgages on facilities that are operated by the mortgagors or their affiliates. Our facilities related to these investments are located in 42 states and the U.K.

The following table presents the concentration of our gross real estate assets, assets held for sale, gross investment in direct financing leases and gross mortgage notes receivables (included within our real estate loans receivable) by state and the U.K. as of December 31, 2022:

			Gross	% of
	Number of	Number of	Investment	Gross
Location	Operating Beds	Facilities	(in thousands)	Investment
Florida	12,022	98	$1,104,417	11.5%
Texas	10,957	111	987,456	10.3%
Indiana	6,937	70	638,275	6.6%
California	4,322	52	568,726	5.9%
Ohio	4,894	43	541,412	5.6%
United Kingdom	4,791	92	522,457	5.4%
Michigan	3,598	38	501,496	5.2%
Pennsylvania	4,399	46	498,297	5.2%
Virginia	3,668	28	424,099	4.4%
North Carolina	4,676	45	406,736	4.2%
Remaining States	29,701	303	3,419,191	35.7%
	89,965	926	$9,612,562	100.0%

Item 3 – Legal Proceedings

See Note 20— Commitments and Contingencies to the Consolidated Financial Statements - Part IV, Item 15, which is hereby incorporated by reference in response to this item.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Omega Healthcare Investors, Inc. (together with its consolidated subsidiaries, collectively, “Omega” or the “Company”) common stock are traded on the New York Stock Exchange under the symbol “OHI.” As of February 8, 2023, there were 2,744 registered holders and 234,267,646 shares of Omega common stock outstanding.

Performance Graph

The graph and table below compare the cumulative total return of Omega, the FTSE NAREIT Equity Health Care Index (Ticker: FN11-FTX), the FTSE NAREIT All REITs Index (Ticker: FNAR), the S&P 500 Index, and the Russell 2000 from January 1, 2018 to December 31, 2022. We have included the FTSE NAREIT Equity Health Care Index and the FTSE NAREIT All REITs Index because we believe that they are representative of the industry in which we compete and are relevant to an assessment of our performance. Total cumulative return is based on a $100 investment in Omega common stock and in each of the indices at the close of trading on December 31, 2017 and assumes quarterly reinvestment of dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Omega Healthcare Investors, Inc.	$100.00	$139.43	$180.05	$167.47	$147.73	$152.44
FTSE NAREIT Health Care Index	$100.00	$107.58	$130.39	$117.53	$136.71	$106.39
FTSE NAREIT All REITs Index	$100.00	$95.90	$122.82	$115.62	$161.73	$121.13
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Russell 2000 Index	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41

Issuer Purchases of Equity Securities

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. During 2022, we repurchased 5.2 million shares of our common stock at an average price per share of $27.32 and an aggregate repurchase cost of $142.3 million (including the cost of commissions). We did not repurchase any shares during the fourth quarter of 2022.

Unregistered Sales of Equity Securities

From time to time, Omega issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for units of partnership interest in OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”).  During the quarter ended December 31, 2022, Omega did not issue any shares of Omega common stock.

Item 6 – [Reserved]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the consolidated financial statements of Omega Healthcare Investors, Inc. presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Forward-Looking Statements” and “Item 1A – Risk Factors” above.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	2022 and Recent Highlights
●	Results from Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Supplemental Guarantor Information
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP. As of December 31, 2022, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of our long-term leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. In addition to our core investments, we make loans to operators and/or their principals. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as non-real estate loans. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

Our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) at December 31, 2022, included 926 healthcare facilities, located in 42 states and the U.K. that are operated by 67 third-party operators. Our real estate investment in these facilities totaled approximately $9.5 billion at December 31, 2022, with approximately 97% of our real estate investments related to long-term healthcare facilities. The portfolio is made up of (i) 665 SNFs, (ii) 169 ALFs, (iii) 20 ILFs, (iv) 16 specialty facilities, (v) two MOBs, (vi) real estate loans, including mortgages on 48 SNFs, two ALFs and two specialty facilities and (vii) two facilities that are held for sale. At December 31, 2022, we also held other real estate loans (excluding mortgages) receivable of $394.6 million and non-real estate loans receivable of $225.3 million, consisting primarily of secured loans to third-party operators of our facilities, and $178.9 million of investments in six unconsolidated joint ventures.

As healthcare delivery continues to evolve, we continuously evaluate potential investments, our assets, operators and markets to position our portfolio for long-term success. Our strategy includes applying data analytics to our investment underwriting and asset management, as well as selling or transitioning assets that do not meet our portfolio criteria.

Outlook, Trends and Other Conditions

The COVID-19 pandemic has significantly and adversely impacted SNFs and long-term care providers due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve; in addition, the pandemic contributed to occupancy declines, labor shortages and cost increases which continue to significantly impact our operators. As discussed further in “Collectibility Issues” below, during the year we have had several operators that have failed to make contractual payments under their lease and loan agreements, and we have agreed to short-term deferrals, lease and portfolio restructurings and/or allowed the application of security deposits or letters of credit to pay rent for several operators.

We believe these operators were impacted by, among other things, reduced revenue as a result of lower occupancy and increased expenses resulting from the COVID-19 pandemic and uncertainties regarding the continuing availability of sufficient government support and adequate reimbursement levels. These increases have been offset to some extent by increases in reimbursements due to increased skilling in place, which has been necessitated by pandemic-related protocols and may decrease when such protocols subside or when the federally declared public health emergency expires as scheduled on May 11, 2023. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay and reliance on agency staffing due to staffing shortages, as well as a significant increase in both the cost and usage of personal protective equipment (“PPE”), testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, operators who do not achieve full compliance with applicable vaccination and infection control requirements may face potential survey issues and penalties. At this time, there is significant uncertainty regarding the impact of such developments.

We remain cautious as the COVID-19 pandemic continues to have a significant impact on our operators and their financial conditions, particularly given the trend of reduced pandemic-related federal support to our operators beginning in 2021, the persistence of staffing shortages that continue to impact our operators’ occupancy levels and profitability, uncertainty as to whether Medicare and Medicaid reimbursement rates will be sufficient to address longer-term cost increases faced by operators, factors that may impact future virus transmission in our facilities, including vaccination rates and efficacy of the vaccine for staff members and residents at our facilities and genetic mutations of the virus into new variants, and the commencement in December 2021 of repayment of deferred FICA obligations.

We believe that the incidence and severity of COVID-19 among our operators’ residents and employees, based on reporting by our operators, tend to correlate with levels of incidence and severity experienced by the applicable community in which such operators’ are located, and it remains uncertain whether certain of our facilities will be impacted by future community spread of the virus.

Our facilities, on average, experienced declines, in some cases that are material, in occupancy levels as a result of the pandemic. Occupancy in our facilities has generally improved on average since early 2021; however, average occupancy has not returned to pre-pandemic levels. It remains unclear when and the extent to which demand and occupancy levels will return to pre-COVID-19 levels. We believe these challenges to occupancy recovery may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While substantial government support was allocated to SNFs and to a lesser extent to ALFs in 2020, federal relief efforts have been limited since 2021 as have been relief efforts in certain states. The additional 6.2% FMAP reimbursement in connection with the pandemic is being phased out in 2023 pursuant to the Consolidated Appropriations Act of 2023 as further discussed under “Government Regulation – Reimbursement Changes Related to COVID-19” under “Item 1 – Business.” The additional 6.2% FMAP provided some of our operators with significant support, based on which states they are located in, and the phase out of such support may adversely affect their operations to the extent that expenses are not reduced or other support is not provided. We believe further government support will be needed to continue to offset these impacts on operators, which could be in the form of direct support or reimbursement rate adjustments to reflect sustained cost changes experienced by operators. It is unclear whether and to what extent such government support will continue to be sufficient and timely to offset these impacts. In particular, while $25.5 billion in federal funding for healthcare providers impacted by COVID-19 was announced in September 2021 with distributions beginning in late 2021 pursuant to the Public Health and Social Services Emergency Fund (“Provider Relief Fund”), we do not expect additional Provider Relief Funds to be allocated to healthcare operators or our operators, and it remains uncertain whether additional Medicaid funds under the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) or other changes in Medicare or Medicaid reimbursement rates in the U.S., or U.K. reimbursement and relief programs for our U.K. operators, will ultimately support reimbursement to our operators. While certain states have provided pandemic-related relief measures and/or reimbursement increases, there remains uncertainty as to how widespread these measures will continue to be and to what extent they may be distributed to and benefit our operators, especially when the federally declared public health emergency expires as scheduled on May 11, 2023 or previously released federal funds to states have been fully utilized. Likewise, while certain states may in the course of routine rate-setting of Medicaid rates address inflationary factors and other expense-related items, there can be no assurance that these changes will be sufficient to offset existing increased inflation and expenses or that all states will address these items. See the “Government Regulation and Reimbursement” section for additional information. Further, to the extent the cost and occupancy impacts on our operators continue or accelerate and are not offset by continued government relief or reimbursement rates that are sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.

There are a number of uncertainties we face as we consider the continuing impact of COVID-19 on our business, including how long census disruption and elevated COVID-19 costs will last, the ability of our operators to manage the impact of the termination of public health emergency and temporary relief thereunder, the continued efficacy of vaccination programs in reducing the spread and severity of COVID-19 in our facilities, the impact of genetic mutations of the virus into new variants on our facilities, and the extent to which funding support from the federal government, the states and the U.K. will continue to offset these incremental costs as well as lost revenues. Notwithstanding vaccination programs, we expect that heightened clinical protocols for infection control within facilities will continue for some period; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring.

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

In addition to the impacts of COVID-19 discussed above, our operators have been and are likely to continue to be adversely affected by labor shortages and increased labor costs as well as other inflation-related cost increases. In addition, our operations have also been and are likely to continue to be impacted by increased competition for the acquisition of facilities in the U.S., which has decreased the number of investment opportunities that would be accretive to our portfolio. As part of our continuous evaluation of our portfolio and in connection with certain operator restructuring transactions, we expect to continue to opportunistically sell assets, or portfolios of assets, from time to time.

We continue to monitor the impacts of other regulatory changes, as discussed below, including any significant limits on the scope of services reimbursed and on reimbursement rates and fees, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

2022 and Recent Highlights

Investments

●	We acquired 41 facilities for an aggregate consideration of $225.2 million in 2022. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 8% and 9.5%.
●	We invested $64.4 million under our construction-in-progress and capital improvement programs in 2022.
●	We financed $56.2 million of new real estate loans with a weighted average interest rate of 12% in 2022. Our 2022 new real estate loans primarily relate to two new loans that we entered into during the year. We also advanced $60.0 million under existing real estate loans in 2022.
●	During 2022, Ciena Healthcare (“Ciena”) made $158.5 million of early principal payments under its mortgage loans. In connection with the partial repayments, the maturity date of all the Ciena mortgage notes was extended to June 30, 2030 (with exception of two loans with an aggregate principal balance of $40.4 million with maturity dates in 2023).

Dispositions and Impairments

●	In 2022, we sold 66 facilities for approximately $759.0 million in net cash proceeds, recognizing a net gain of approximately $360.0 million. Our sales during 2022 were primarily driven by restructuring transactions associated with facilities formerly leased to the following operators: Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) – 22 facilities, Guardian Healthcare (“Guardian”) – nine facilities, and Agemo Holdings, LLC (“Agemo”) – 22 facilities.
●	In December 2022, in connection with restructuring negotiations with LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care), we sold 11 facilities previously leased to LaVie for a sales price of $129.8 million. Omega provided $104.8 million in senior seller financing, collateralized by first lien mortgages on the 11 facilities, to fund a portion of the purchase price. The senior note has a December 29, 2027 maturity date and bears interest at 8% with required monthly interest payments (due in arrears beginning February 1, 2023), with no principal payments are due until the maturity date. The remaining consideration received under the purchase agreement is the assumption of a $25.0 million liability, incurred by Omega as part of the transaction, by the buyer from Omega. The 11-facility sale does not meet the contract criteria to be recognized as a sale for accounting purposes and we will continue to account for these facilities on our Consolidated Balance Sheets and depreciate the facilities until the sale recognition requirements are met. A contract liability will be recognized on our Consolidated Balance Sheets within accrued expenses and other liabilities for the $25.0 million liability assumed, which will be relieved when the sale is recognized. The loan receivable associated with the seller financing will not be recorded on our Consolidated Balance Sheets until the sale is recognized, and any cash interest received will be deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets. No interest income or gain or loss will be recognized until the sale recognition requirements are met.
●	In 2022, we recorded impairments on real estate properties of approximately $38.5 million on 22 facilities. Of the $38.5 million, $3.5 million related to two facilities that were classified as held for sale and $35.0 million related to 20 held-for-use facilities of which $17.2 million relates to 12 facilities leased to and operated by LaVie that are expected to be impacted by the on-going restructuring negotiations.

Financing Activities

●	In January 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. For the year ended December 31, 2022, we repurchased 5.2 million shares of our outstanding common stock at an average price of $27.32 per share.

●	We sold 0.3 million shares of common stock under our Dividend Reinvestment and Common Stock Purchase Plan (“DRSPP”) during the year ended December 31, 2022. Aggregate net proceeds from these sales generated $9.2 million during 2022.

Other Highlights

●	During 2022, we made $126.1 million of new non-real estate loans with a weighted average interest rate of 10.2%. We also advanced $124.8 million under existing non-real estate loans. Of the $124.8 million, an aggregate $105.9 million related to two revolving working capital loans that also had aggregate repayments of $80.0 million during 2022.
●	In 2022, Omega was included in the Bloomberg Gender-Equality Index (GEI) – one of only 418 companies worldwide, and fewer than 15 U.S. REITs, to be included in the 2022 index.

Collectibility Issues

●	During the year ended December 31, 2022, we placed nine operators on a cash basis of revenue recognition. These include LaVie, Maplewood Senior Living (along with affiliates, “Maplewood”), and operators representing 0.4% (“0.4% Operator”), 1.2% (“1.2% Operator”) and 2.0% (“2.0% Operator”) of total revenue (excluding the impact of write-offs), respectively, for the year ended December 31, 2022. In connection with placing these operators on a cash basis, we recognized $119.8 million in total straight-line accounts receivable write-offs through rental income. As of December 31, 2022, 20 operators are on a cash basis. These operators represent an aggregate 36.5% of our total revenues (excluding the impact of write-offs) for the year ended December 31, 2022.
●	During the year ended December 31, 2022, we allowed ten operators to defer $27.0 million of contractual rent and interest. The deferrals primarily related to the following operators: Agemo, Guardian, the 3.7% Operator (defined below) and the 1.2% Operator. Additionally, we allowed seven operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the year ended December 31, 2022. The total collateral applied to contractual rent and interest was $11.0 million for the year ended December 31, 2022. These applications of collateral to contractual rent and interest primarily relate to the 2.0% Operator and the 1.2% Operator.
●	Agemo, a cash basis operator, continued to not pay contractual rent and interest due under its lease and loan agreements during the year ended December 31, 2022. We have not recorded any rental income or interest income related to Agemo during the year ended December 31, 2022. Subsequent to year end, we entered into a restructuring agreement with Agemo. See Note 5 – Contractual Receivables and Other Receivables and Lease Inducements to the Consolidated Financial Statements - Part I, Item 15 hereto for additional details.
●	Guardian did not make rent and interest payments under its lease and loan agreements during the first quarter of 2022, but it resumed making contractual rent and interest payments during the second quarter of 2022, and it continued making such payments in the third and fourth quarters of 2022, in accordance with the restructuring terms discussed further below. Guardian is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $11.3 million for the year ended December 31, 2022 for contractual rent payments that were received. Additionally, Guardian’s mortgage loan is on non-accrual status and is being accounted for under the cost recovery method and therefore the $6.0 million of interest payments that we received during the year ended December 31, 2022 were applied directly against the principal balance outstanding. In the second quarter of 2022, we agreed to a formal restructuring agreement, master lease amendments and mortgage loan amendments with Guardian. As part of the restructuring agreement and related agreements, Omega agreed to, among other things, allow for the retrospective deferral of $18.0 million of aggregate contractual rent and interest, with repayment required after September 30, 2024, and reduce the combined rent and mortgage interest to an aggregate of $24.0 million per year effective as of July 1, 2022.

●	In the fourth quarter of 2022, Omega began the process of restructuring our portfolio with LaVie, which primarily consists of two master lease agreements and two term loan agreements. On December 30, 2022, we sold 11 facilities previously subject to one of two lease agreements with LaVie. See further discussion on the sale and the accounting treatment in Dispositions and Impairments above. Concurrent with the sale, we also amended the lease agreement impacted by the sale and our loan agreements with LaVie. As part of the lease amendments, Omega agreed to, among other terms, remove the 11 sold facilities from the lease agreement and reduce monthly contractual rent from $8.3 million to $7.3 million. We amended the loans to, among other terms, extend the loan maturities to November 30, 2036 to align with the lease term, and starting in January 2023, reduce the interest rates to 2%, remove the requirement to make any principal payments until the maturity dates and to convert from monthly cash interest payments to interest paid-in-kind. The restructuring discussions are still ongoing and subject to change, but we anticipate additional restructuring activity related to this operator in 2023. As a result of the restructuring activities during 2022 and future expected restructuring activities, during the fourth quarter of 2022, we placed LaVie on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was deemed no longer probable. As a result, we wrote-off approximately $58.0 million of straight-line rent receivables and lease inducements to rental income during the fourth quarter of 2022. In the first quarter of 2023, as part of the restructuring, we have agreed to a partial rent deferral in the first four months of 2023. In doing so, we agreed to allow LaVie to defer up to $10.0 million of contractual rent from January 2023 through April 2023 under one of our lease agreements for 32 facilities. Omega is in discussions to allow LaVie to defer up to $9.1 million of contractual rent from January 2023 through April 2023 under another lease agreement for 41 facilities. In January 2023, as a result, LaVie deferred the full contractual payment of $2.5 million under the 32-facility lease and paid $2.5 million of the $4.7 million of contractual rent due under the 41-facility lease.
●	During the fourth quarter of 2022, we placed Maplewood on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was deemed no longer probable based on the proposed restructuring of our lease and loan agreements with Maplewood. As a result, we wrote-off approximately $29.3 million of straight-line rent receivables and lease inducements to rental income during the fourth quarter of 2022. Subsequent to year end, we entered into a restructuring agreement with Maplewood. See Note 5 - Contractual Receivables and Other Receivables and Lease Inducements to the Consolidated Financial Statements - Part I, Item 15 hereto for additional details surrounding the restructuring.
●	In December 2022, we agreed to allow Healthcare Homes Limited (“Healthcare Homes”), a U.K. based operator, the ability to defer up to £6.7 million of contractual rent from January 2023 through April 2023 with regular payments scheduled to resume in May 2023. The deferred rent balance accrues interest monthly at a rate of 8% per annum and must be fully repaid by December 31, 2024. Healthcare Homes has had near-term liquidity issues in connection with increased staffing and utility costs. Healthcare Homes remains current as of December 31, 2022 and is on a straight-line basis of revenue recognition.
●	From January through March 2022, an operator (the “3.7% Operator”) representing 3.7% of total revenue (excluding the impact of write-offs) for the year ended December 31, 2022, did not pay its contractual amounts due under its lease agreement. In March 2022, the lease with the 3.7% Operator was amended to allow for a short-term rent deferral for January through March 2022. The 3.7% Operator paid the contractual amount due under its lease agreement from April through December 2022. Omega holds a $1.0 million letter of credit and a $150 thousand security deposit from the 3.7% Operator. The 3.7% Operator remains current on its $25.0 million revolving credit facility, which is fully drawn as of December 31, 2022 and is secured by a first lien on the 3.7% Operator’s accounts receivable. The 3.7% Operator remains on a straight-line basis of revenue recognition.

Dividends

●	Quarterly cash dividends paid during 2022 aggregated to $2.68 per share. On January 26, 2023, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on February 15, 2023 to stockholders of record as of the close of business on February 6, 2023.

Results of Operations

The following is our discussion of the consolidated results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For a discussion of our results of operation for the year ended December 31, 2021 as compared to the year ended December 31, 2020, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Comparison of results of operations for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	Increase/(Decrease)
Revenues:
Rental income	$750,208	$923,677	$(173,469)
Income from direct financing leases	1,023	1,029	(6)
Interest income	123,919	136,382	(12,463)
Miscellaneous income	3,094	1,721	1,373
Expenses:
Depreciation and amortization	332,407	342,014	(9,607)
General and administrative	69,397	64,628	4,769
Real estate taxes	15,500	12,260	3,240
Acquisition, merger and transition related costs	42,006	1,814	40,192
Impairment on real estate properties	38,451	44,658	(6,207)
Recovery on direct financing leases	—	(717)	717
Provision for credit losses	68,663	77,733	(9,070)
Interest expense	233,244	234,604	(1,360)
Other income (expense):
Other expense – net	(1,997)	(581)	(1,416)
Loss on debt extinguishment	(389)	(30,763)	30,374
Gain on assets sold – net	359,951	161,609	198,342
Income tax expense	(4,561)	(3,840)	(721)
Income from unconsolidated joint ventures	7,261	16,062	(8,801)

Revenues

Following is a description of certain of the changes in revenues for the year ended December 31, 2022 compared to 2021:

●	The decrease in rental income was primarily the result of (i) a $85.7 million decrease as a result of a net increase in straight-line rent receivable and lease inducement write-offs in 2022 primarily due to placing operators LaVie, Maplewood and seven other operators on a cash basis for revenue recognition due to collectibility concerns, (ii) a $67.2 million net decrease in rental income from 13 cash basis operators, including Agemo, as a result of not recording straight-line lease revenue and/or receiving less cash rent payments period over period from these operators, (iii) a $36.8 million decrease due to recognizing no rental income related to Gulf Coast, a cash basis operator, in 2022, as we received no contractual payments in the first quarter related to the lease with this operator, and we sold or transitioned 23 of the facilities subject to the Gulf Coast lease in March and April 2022 and (iv) a $7.1 million decrease related to facility sales, transitions and lease terminations, partially offset by (i) a $18.3 million increase related to facility acquisitions made in 2022 and (ii) a $3.1 million increase related to a lease extension with one operator.
●	The decrease in interest income was primarily due to (i) a $17.0 million decrease related to principal payments received during 2021 and 2022, including those on the Ciena mortgage loans discussed above, and (ii) a $12.4 million decrease related to loans placed on non-accrual status, primarily the Guardian mortgage loan, during 2021 and 2022, partially offset by a $16.9 million increase related to new and refinanced loans and additional funding to existing operators made throughout 2021 and 2022. As noted above, in 2022, we funded $116.2 million for new or existing real estate loans and $250.9 million for new or existing non-real estate loans.

Expenses

Following is a description of certain of the changes in our expenses for the year ended December 31, 2022 compared to 2021:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, such as the 22 Gulf Coast facilities and 22 Agemo facilities that were sold during 2022, partially offset by facility acquisitions and capital additions.

●	The increase in general and administrative (“G&A”) expense primarily relates to a $5.9 million increase in stock-based compensation expense (see Note 19 – Stock-Based Compensation to the Consolidated Financial Statements for a full summary of stock-compensation movements over the last three years) partially offset by a $2.6 million decrease in payroll and benefits and severance expenses.
●	The increase in acquisition, merger and transition related costs primarily relates to costs incurred related to the transition of facilities with LaVie (as discussed further in “Collectibility Issues” above) and other troubled operators.
●	The 2022 impairments were recognized in connection with two facilities that were classified as held-for-sale for which the carrying values exceeded the estimated fair values less costs to sell and 20 held-for-use facilities for which the carrying value exceeded the fair value. The 2021 impairments were recognized in connection with 13 facilities that were classified as held-for-sale for which the carrying values exceeded the estimated fair values less costs to sell and one held-for-use facility because of the closure of the facility in the first quarter. The 2022 and 2021 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.
●The decrease in provision for credit losses primarily relates to a net decrease in aggregate specific provisions recorded in 2022 compared to specific provisions recorded in 2021, partially offset by increases in the general reserve recorded primarily resulting from increases in loss rates utilized in the estimate of expected losses for loans (see Note 9 – Allowance for Credit Losses to the Consolidated Financial Statements for a full summary of allowance movements over the last three years).

Other Income (Expenses)

The increase in total other income (expense) was primarily due to (i) a $198.3 million increase in gain on assets sold resulting from the sale of 66 facilities in 2022 compared to the sale of 48 facilities in 2021 as we continue to exit certain facilities, operator relationships and/or states to improve the strength of our overall portfolio and (ii) a $30.4 million decrease in loss on debt extinguishment primarily related to fees, premiums, and expenses related to the early redemption of $350 million of principal of the 4.375% Senior Notes due 2023 during the first quarter of 2021.

Income Tax Expense

As a REIT, we generally are not subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. For tax year 2022, we made common dividend payments of $632.9 million to satisfy REIT requirements relating to qualifying income. We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes. As of December 31, 2022, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $10.2 million. Also, in connection with the acquisition of one U.K. entity in the first quarter of 2022, we acquired foreign net operating losses of $55.0 million resulting in an NOL deferred tax asset of $13.4 million (see Note 3 – Real Estate Asset Acquisitions and Development and Note 17 – Taxes).  The $10.2 million NOL carry-forward was fully reserved as of December 31, 2022, with a valuation allowance due to uncertainties regarding realization.

Under U.S. current law, NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and our NOL carry-forwards generated in our taxable years ended after December 31, 2017 may be carried forward indefinitely.

For the year ended December 31, 2022, we recorded approximately $1.2 million of federal, state and local income tax provision and approximately $3.4 million of tax provision for foreign income taxes. These amounts do not include any gross receipts or franchise taxes payable to certain states and municipalities.

Income from Unconsolidated Joint Ventures

The decrease in income from unconsolidated joint ventures was primarily due to one of the joint ventures realizing a $14.9 million gain on sale of real estate investments during 2021.

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

The following table presents our Nareit FFO reconciliation for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net income (1)(2)	$438,841	$428,302	$163,545
Deduct gain from real estate dispositions	(359,951)	(161,609)	(19,113)
Deduct gain from real estate dispositions - unconsolidated joint ventures	(93)	(14,880)	(5,894)
	78,797	251,813	138,538
Elimination of non-cash items included in net income:
Depreciation and amortization	332,407	342,014	329,924
Depreciation – unconsolidated joint ventures	10,881	12,285	14,000
Add back impairments on real estate properties	38,451	44,658	72,494
Add back impairments on real estate properties - unconsolidated joint ventures	—	4,430	—
Add back unrealized loss on warrants	—	43	988
Nareit FFO	$460,536	$655,243	$555,944
(1)	The years ended December 31, 2022 and 2021 include the application of $11.0 million and $11.8 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.
(2)	The year ended December 31, 2021 includes $21.3 million of revenue related to Gulf Coast recognized based on our ability to offset uncollected rent against the interest and principal of certain debt obligations of Omega.

The $194.7 million decrease in Nareit FFO for the year ended December 31, 2022 compared to 2021 is primarily driven by the overall decrease in total revenue, which is discussed in more detail in the Results of Operations above.

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest payment receipts on our loans, existing availability under our Revolving Credit Facility, proceeds from our DRSPP and the 2021 ATM Program, facility sales, and proceeds from mortgage and other investment payoffs. We anticipate that these sources will be adequate to meet our principal cash flow needs through the next twelve months, which include: funding dividends and distributions to our stockholders and non-controlling interest members, making debt service payments (including principal and interest), funding real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), funding new and committed loan investments and paying normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At December 31, 2022, we had total assets of $9.4 billion, total equity of $3.8 billion and total debt of $5.3 billion, with such debt representing approximately 58.4% of total capitalization.

Debt

At December 31, 2022, the weighted-average annual interest rate of our debt was 4.1%. Additionally, as of December 31, 2022, 98% of our debt with outstanding principal balances has fixed interest payments. Our high percentage of fixed interest debt has kept our interest expense relatively flat year over year despite rising interest rates. As of December 31, 2022, Omega’s debt obligations consisted of the following:

●	A $1.45 billion Revolving Credit Facility that bears interest at LIBOR (or in the case of loans denominated in GBP, the Sterling overnight index average reference rate plus an adjustment of 0.1193% per annum) plus an applicable percentage (with a range of 95 to 185 basis points) based on our credit ratings. The Revolving Credit Facility matures on April 30, 2025, subject to Omega’s option to extend such maturity date for two six-month periods. As of December 31, 2022, Omega had $19.2 million outstanding on the Revolving Credit Facility.
●	A $50.0 million OP Term Loan that bears interest at LIBOR plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. The OP Term Loan matures on April 30, 2025, subject to Omega OP’s option to extend such maturity date for two six-month periods.
●	$4.9 billion of senior unsecured notes with staggered maturity dates in 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2031 and 2033. These notes bear fixed interest rates between 3.25% and 5.25% per annum.
●	$366.6 million of secured borrowings consisting of HUD Mortgages and two term loans. We had $344.7 million of outstanding HUD Mortgages as of December 31, 2022, with weighted average interest rates of 3.01% per annum that mature from 2046 to 2052.

As of December 31, 2022, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to LIBOR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s and S&P Global may have a negative impact on the interest rates and fees for our Revolving Credit Facility.

Our credit facilities that reference LIBOR contain customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2022 and 2021, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

As of December 31, 2022 we have five forward starting swaps totaling $400 million that are indexed to 3-month LIBOR. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a weighted average fixed rate of approximately 0.8675%. The fair value associated with these swaps was $93.0 million as of December 31, 2022.

Equity

At December 31, 2022, we had 234.3 million shares of common stock outstanding and our shares had a market value of $6.5 billion. As of December 31, 2022, we had the following equity programs in place that we can utilize to raise capital:

●	The 2021 ATM Program under which shares of common stock having an aggregate gross sales price of up to $1.0 billion may be sold from time to time. The 2021 ATM Program has a forward sale provision that generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the 2021 ATM Program during 2022. We have $929.9 million of sales remaining under the 2021 ATM Program as of December 31, 2022.
●	We have a DRSPP that allows for the reinvestment of dividends and the optional purchase of our common stock.

Dividends

As a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100% of our “REIT taxable income” as adjusted, we will be subject to tax thereon at regular corporate rates.

Material Cash Requirements

The following table shows our material cash requirements, described below, as of December 31, 2022:

	Payments due by period
		Less than			More than
	Total	1 year	Years 2-3	Years 4-5	5 years

	(in thousands)
Debt(1)	$5,335,865	$359,898	$905,185	$1,317,191	$2,753,591
Interest payments on long-term debt	1,234,702	222,918	369,614	263,075	379,095
Operating lease and other obligations(2)	43,889	1,992	4,090	3,389	34,418
Total	$6,614,456	$584,808	$1,278,889	$1,583,655	$3,167,104
(1)	The $5.3 billion of debt outstanding includes: (i) $50 million under the OP Term Loan due April 2025, (ii) $350 million of 4.375% Senior Notes due August 2023, (iii) $400 million of 4.95% Senior Notes due April 2024, (iv) $400 million of 4.50% Senior Notes due January 2025, (v) $600 million of 5.25% Senior Notes due January 2026, (vi) $700 million of 4.5% Senior Notes due April 2027, (vii) $550 million of 4.75% Senior Notes due January 2028, (viii) $500 million of 3.625% Senior Notes due October 2029, (ix) $700 million of 3.375% Senior Notes due February 2031, (x) $700 million of 3.25% Senior Notes due April 2033, (xi) $2.2 million of 8.0% per annum debt held at a consolidated joint venture due February 2023, (xii) $19.8 million of 9.63% per annum debt held at a consolidated joint venture due February 2024 and (xiii) $344.7 million of HUD debt at a 3.01% weighted average interest rate due between 2046 and 2052. Other than the $50 million outstanding under the OP Term Loan, the $344.7 million of HUD debt and the $22.0 million of debt held at consolidated joint ventures, Parent is the obligor of all outstanding debt.
(2)	In connection with the adoption of Topic 842, we recognized lease liabilities in connection with ground and/or facility leases. Certain operators pay these obligations directly to the landlord. We recognize rental income for ground and/or facility leases where the operator reimburses us, or pays the obligation directly to the landlord on our behalf.

Capital Expenditures and Funding Commitments

In addition to the obligations in the table above, as of December 31, 2022, we also had $210.9 million of commitments to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. Additionally, we have commitments to fund $71.4 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

Other Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 11 to the Consolidated Financial Statements – Investments in Joint Ventures. Our risk of loss is generally limited to our investment in the joint venture and any outstanding loans receivable.

We also hold variable interests in certain unconsolidated entities through our loan and other investments. See disclosures regarding our risk of loss associated with these entities with Note 10 to the Consolidated Financial Statements – Variable Interest Entities.

We use derivative instruments to hedge interest rate and foreign currency exchange rate exposure as discussed in Note 15 to the Consolidated Financial Statements – Derivatives and Hedging. We have seen significant increases in fair value of our hedging instruments in 2022, primarily due to macroeconomic factors impacting interest rates and foreign currency rates.

Cash Flow Summary

The following is a summary of our sources and uses of cash flows for the year ended December 31, 2022 as compared to the year ended December 31, 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$625,727	$722,136	$(96,409)
Investing activities	442,853	(524,173)	967,026
Financing activities	(789,447)	(341,117)	(448,330)

For a discussion of our consolidated cash flows for the year ended December 31, 2021 as compared to the year ended December 31, 2020, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.

Cash, cash equivalents and restricted cash totaled $300.6 million as of December 31, 2022, an increase of $276.2 million as compared to the balance at December 31, 2021. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities –The decrease in net cash provided by operating activities is primarily driven by a decrease of $144.9 million of net income, net of $155.4 million of non-cash items, primarily due to a year over year reduction in rental income and interest income, as discussed in our material changes analysis under Results of Operations above. The decrease was partially offset by a $48.4 million change in the net movements of the operating assets and liabilities.

Investing Activities –The change in cash used in investing activities related primarily to (i) a $440.5 million increase in proceeds from the sales of real estate investments driven by an attractive real estate market in which Omega elected to sell non-strategic assets, (ii) a $391.6 million decrease in real estate acquisitions, primarily related to the acquisition of 24 senior living facilities from Healthpeak in the first quarter of 2021, (iii) a $75.7 million decrease in capital improvements to real estate investments and construction in progress (including $68.0 million related to the purchase of a real estate property located in Washington, D.C. in the third quarter of 2021 that Omega, in conjunction with Maplewood, plans to redevelop), (iv) a $68.9 million increase in loan repayments, net of placements which is primarily driven by higher repayments in 2022 and (v) a $10.4 million decrease in investments in unconsolidated joint ventures primarily related to Second Spring II LLC, a new joint venture investment in 2021. Offsetting these changes were: (i) a $14.5 million decrease in distributions from unconsolidated joint ventures in excess of earnings primarily related to the Second Spring Healthcare Investments joint venture due to significant facility sales in the first quarter of 2021 and (ii) a $4.7 million decrease in receipts from insurance proceeds.

Financing Activities –The change in cash used in financing activities was primarily related to (i) a $265.9 million decrease in cash proceeds from the issuance of common stock in 2022 due to decreased issuances under our DRSPP and our 2021 ATM program, as compared to the same period in 2021, (ii) $142.3 million of repurchases of shares of common stock in 2022 as a result of implementing a $500 million repurchase program in January 2022, (iii) a $88.7 million decrease in proceeds from other long-term borrowings, net of repayments and (iv) a $9.6 million increase in redemptions of OP units, partially offset by (i) a $48.6 million decrease in payment of financing related costs due to fees and premiums paid in the first quarter of 2021 related to the early redemption of $350 million of principal of the 4.375% senior notes due 2023, (ii) a $4.8 million decrease in dividends paid primarily resulting from share repurchases throughout 2022 and (iii) a $4.7 million decrease in distributions to Omega OP Unit holders.

Supplemental Guarantor Information

Parent has issued approximately $4.9 billion aggregate principal of senior notes outstanding at December 31, 2022 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of December 31, 2022, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

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

We have identified the following accounting policies that we believe are critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant assumptions, judgments and estimates. With respect to these critical accounting policies, we believe the application of assumptions, judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The following table presents information about our critical accounting policies, as well as the material assumptions used to develop each estimate:

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

As of December 31, 2022 and 2021, we had outstanding straight-line rent receivables of $166.1 million and $148.5 million, respectively, and lease inducements of $6.0 million and $93.8 million, respectively. During 2022, we wrote-off approximately $119.8 million of contractual receivables, straight-line rent receivables and lease inducements to rental income primarily as a result of placing nine operators on a cash-basis. During 2021, we wrote-off approximately $36.0 million of contractual receivables, straight-line rent receivables and lease inducements to rental income primarily as a result of placing six operators on a cash-basis. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection, potentially resulting in increased volatility of rental income.

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

During 2022, we recorded impairments on real estate properties of approximately $38.5 million on 22 facilities. During 2021, we recorded impairments on real estate properties of approximately $44.7 million on 14 facilities.

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

During 2022 and 2021, we acquired real estate assets of approximately $225.2 million and $604.0 million, respectively. These transactions were accounted for as asset acquisitions and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed.

Allowance for Credit Losses on Real Estate Loans, Non-real Estate Loans and Direct Financing Leases

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

Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration (“FHA”) along with Standards & Poor’s one-year global corporate default rates. Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the U.S. Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset. During 2022 and 2021, we recorded a provision for credit losses of approximately $68.7 million and $77.7 million, respectively. As of December 31, 2022 and 2021, we had a total allowance for credit loss of $188.4 million and $144.5 million, respectively. A 10% increase or decrease in the FHA default rates as of December 31, 2022 would result in an additional provision or recovery for credit losses of $10.1 million or $9.3 million, respectively. If the weighted average yield to maturity on our portfolio increases or decreases by 10%, this will result in an additional provision or recovery for credit losses of $4.6 million or $5.4 million, respectively.

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

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. During the year ended December 31, 2022, we incurred interest expense of $4.1 million related to variable rate borrowings outstanding under our Revolving Credit Facility, OP Term Loan and two other term loans. Assuming no changes in outstanding balances, a 1% increase in interest rates would not have significantly impacted the annual interest expense on our Revolving Credit Facility, OP Term Loan and two other term loans.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at December 31, 2022 was approximately $4.7 billion. A one percent increase in interest rates would result in a decrease in the fair value of long-term fixed-rate borrowings by approximately $212.0 million at December 31, 2022.

At December 31, 2022, we have $400 million of forward interest rate swaps outstanding that are recorded at fair value in other assets on our Consolidated Balance Sheets. The forward-starting swaps hedge the interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the year ended December 31, 2022, if the applicable exchange rate was to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable by $1.4 million.

To hedge a portion of our net investments in the U.K., at December 31, 2022, we have six foreign currency forward contracts with notional amounts totaling £250.0 million, four of which mature on March 8, 2024 and two of which mature on May 21, 2029.

Item 8 – Financial Statements and Supplementary Data

The consolidated financial statements listed under Item 15 – Exhibits and Financial Statement Schedules and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. There have been no retrospective changes to our Consolidated Statements of Operations for any of the quarters within the two most recent fiscal years that are individually or in the aggregate material.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2022, management evaluated the effectiveness of the design and operation of disclosure controls and procedures of the Company as of December 31, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company were effective at the reasonable assurance level as of December 31, 2022.

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

In connection with the preparation of this Form 10-K, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on management’s assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm’s attestation reports regarding the Company’s internal control over financial reporting is included in the 2022 financial statements under the caption entitled Report of Independent Registered Public Accounting Firm and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 identified in connection with the evaluation of their disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B – Other Information

None.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, except as set forth below.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights (1)	warrants and rights (2)	reflected in column (a) (3)
Equity compensation plans approved by security holders	4,145,974	$—	2,093,354
Equity compensation plans not approved by security holders	—	—	—
Total	4,145,974	$—	2,093,354
(1)	Reflects (i) 353,185 time-based restricted stock units (“RSUs”) and profit interest units (“PIUs”), (ii) 3,145,918 shares related to performance-based RSUs (“PRSUs”) and performance-based PIUs that could be issued if certain performance conditions are achieved and (iii) 646,871 shares in respect of outstanding deferred stock units.
(2)	No exercise price is payable with respect to the RSUs and PRSUs.
(3)	Reflects (i) 1,621,463 shares of common stock under our 2018 Stock Incentive Plan and (ii) 471,891 shares of common stock under the Omega Healthcare Investors, Inc. Employee Stock Purchase Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-69

Schedule IV – Mortgage Loans on Real Estate	F-71

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or have been omitted because sufficient information has been included in the notes to the Consolidated Financial Statements.

(a)(3)     Exhibits — See “Index to Exhibits” beginning on Page I-1 of this report.

Item 16 – Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Omega Healthcare Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

Collectibility of future lease payments
Description of the Matter

During 2022, the Company recognized rental income of $750.2 million and recorded straight-line rent and lease inducement receivables of $172.1 million at December 31, 2022. As described in Note 2 to the consolidated financial statements, the timing and pattern of rental income recognition for operating leases is affected by the Company’s determination as to whether the collectibility of substantially all lease payments is probable.

Auditing the Company's accounting for rental income is complex due to the judgment involved in the Company’s determination of the collectibility of future lease payments. The determination involves consideration of the lessee’s payment history, an assessment of the financial strength of the lessee and any guarantors, where applicable, historical operations and operating trends, current and future economic conditions, and expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern).

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

To test the rental income recognized, we performed audit procedures that included, among others, evaluating the collectibility of future lease payments. For example, we assessed the lessee’s payment history, historical operating results of the properties, and factors contributing to the financial strength of the lessee, including current and future economic conditions, as well as management’s assessment of the expectation of performance of a sample of operators. We also considered whether other information obtained throughout the course of our audit procedures corroborated or contradicted management’s analysis. In addition, we tested the completeness and accuracy of the data that was used in management’s analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Baltimore, Maryland

February 14, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Omega Healthcare Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 14, 2023

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2022	2021

ASSETS
Real estate assets
Buildings and improvements	$7,347,853	$7,515,658
Land	923,605	919,180
Furniture and equipment	499,902	519,845
Construction in progress	88,904	74,062
Total real estate assets	8,860,264	9,028,745
Less accumulated depreciation	(2,322,773)	(2,181,528)
Real estate assets – net	6,537,491	6,847,217
Investments in direct financing leases – net	8,503	10,873
Real estate loans receivable – net	1,042,731	1,180,786
Investments in unconsolidated joint ventures	178,920	194,687
Assets held for sale	9,456	203,025
Total real estate investments	7,777,101	8,436,588
Non-real estate loans receivable – net	225,281	124,184
Total investments	8,002,382	8,560,772

Cash and cash equivalents	297,103	20,534
Restricted cash	3,541	3,877
Contractual receivables – net	8,228	11,259
Other receivables and lease inducements	177,798	251,815
Goodwill	643,151	651,417
Other assets	272,960	138,804
Total assets	$9,405,163	$9,638,478

LIABILITIES AND EQUITY
Revolving credit facility	$19,246	$—
Secured borrowings	366,596	362,081
Senior notes and other unsecured borrowings – net	4,900,992	4,891,455
Accrued expenses and other liabilities	315,047	276,716
Total liabilities	5,601,881	5,530,252

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 234,252 shares as of December 31, 2022 and 239,061 shares as of December 31, 2021	23,425	23,906
Additional paid-in capital	6,314,203	6,427,566
Cumulative net earnings	3,438,401	3,011,474
Cumulative dividends paid	(6,186,986)	(5,553,908)
Accumulated other comprehensive income (loss)	20,325	(2,200)
Total stockholders’ equity	3,609,368	3,906,838
Noncontrolling interest	193,914	201,388
Total equity	3,803,282	4,108,226
Total liabilities and equity	$9,405,163	$9,638,478

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues
Rental income	$750,208	$923,677	$753,427
Income from direct financing leases	1,023	1,029	1,033
Interest income	123,919	136,382	134,286
Miscellaneous income	3,094	1,721	3,635
Total revenues	878,244	1,062,809	892,381

Expenses
Depreciation and amortization	332,407	342,014	329,924
General and administrative	69,397	64,628	59,889
Real estate taxes	15,500	12,260	12,316
Acquisition, merger and transition related costs	42,006	1,814	2,018
Impairment on real estate properties	38,451	44,658	72,494
Recovery on direct financing leases	—	(717)	(3,079)
Provision for credit losses	68,663	77,733	37,997
Interest expense	233,244	234,604	223,389
Total expenses	799,668	776,994	734,948

Other income (expense)
Other expense – net	(1,997)	(581)	(879)
Loss on debt extinguishment	(389)	(30,763)	(13,340)
Gain on assets sold – net	359,951	161,609	19,113
Total other income	357,565	130,265	4,894

Income before income tax expense and income from unconsolidated joint ventures	436,141	416,080	162,327
Income tax expense	(4,561)	(3,840)	(4,925)
Income from unconsolidated joint ventures	7,261	16,062	6,143
Net income	438,841	428,302	163,545
Net income attributable to noncontrolling interest	(11,914)	(11,563)	(4,218)
Net income available to common stockholders	$426,927	$416,739	$159,327

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$1.81	$1.76	$0.70
Diluted:
Net income	$1.80	$1.75	$0.70

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$438,841	$428,302	$163,545
Other comprehensive income (loss):
Foreign currency translation	(32,770)	(1,842)	7,762
Cash flow hedges	55,949	12,689	20,087
Total other comprehensive income	23,179	10,847	27,849
Comprehensive income	462,020	439,149	191,394
Comprehensive income attributable to noncontrolling interest	(12,568)	(11,842)	(4,977)
Comprehensive income attributable to common stockholders	$449,452	$427,307	$186,417

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid‑in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2019	$22,663	$5,992,733	$2,463,436	$(4,303,546)	$(39,858)	$4,135,428	$201,166	$4,336,594
Cumulative effect of accounting change (see Note 2)	—	—	(28,028)	—	—	(28,028)	(757)	(28,785)
Balance at January 1, 2020	22,663	5,992,733	2,435,408	(4,303,546)	(39,858)	4,107,400	200,409	4,307,809
Stock related compensation	—	19,064	—	—	—	19,064	—	19,064
Issuance of common stock	452	151,409	—	—	—	151,861	—	151,861
Common dividends declared ($2.68 per share)	—	—	—	(612,551)	—	(612,551)	—	(612,551)
Vesting/exercising of OP units	—	(11,551)	—	—	—	(11,551)	11,551	—
Conversion and redemption of Omega OP Units to common stock	4	1,232	—	—	—	1,236	(1,236)	—
Omega OP Units distributions	—	—	—	—	—	—	(20,970)	(20,970)
Other comprehensive income	—	—	—	—	27,090	27,090	759	27,849
Net income	—	—	159,327	—	—	159,327	4,218	163,545
Balance at December 31, 2020	23,119	6,152,887	2,594,735	(4,916,097)	(12,768)	3,841,876	194,731	4,036,607
Stock related compensation	—	21,578	—	—	—	21,578	—	21,578
Issuance of common stock	783	273,228	—	—	—	274,011	—	274,011
Common dividends declared ($2.68 per share)	—	—	—	(637,811)	—	(637,811)	—	(637,811)
Vesting/exercising of OP units	—	(21,623)	—	—	—	(21,623)	21,623	—
Conversion and redemption of Omega OP Units to common stock	4	1,496	—	—	—	1,500	(1,579)	(79)
Omega OP Units distributions	—	—	—	—	—	—	(25,229)	(25,229)
Other comprehensive income	—	—	—	—	10,568	10,568	279	10,847
Net income	—	—	416,739	—	—	416,739	11,563	428,302
Balance at December 31, 2021	23,906	6,427,566	3,011,474	(5,553,908)	(2,200)	3,906,838	201,388	4,108,226
Stock related compensation	—	27,487	—	—	—	27,487	—	27,487
Issuance of common stock	40	8,072	—	—	—	8,112	—	8,112
Repurchase of common stock	(521)	(141,746)	—	—	—	(142,267)	—	(142,267)
Common dividends declared ($2.68 per share)	—	—	—	(633,078)	—	(633,078)	—	(633,078)
Vesting/exercising of OP units	—	(7,176)	—	—	—	(7,176)	7,176	—
Conversion and redemption of Omega OP Units to common stock	—	—	—	—	—	—	(9,704)	(9,704)
Omega OP Units distributions	—	—	—	—	—	—	(20,498)	(20,498)
Capital contributions from noncontrolling holder in consolidated JV	—	—	—	—	—	—	2,984	2,984
Other comprehensive income	—	—	—	—	22,525	22,525	654	23,179
Net income	—	—	426,927	—	—	426,927	11,914	438,841
Balance at December 31, 2022	$23,425	$6,314,203	$3,438,401	$(6,186,986)	$20,325	$3,609,368	$193,914	$3,803,282

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$438,841	$428,302	$163,545
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332,407	342,014	329,924
Impairment on real estate properties	38,451	44,658	75,972
Recovery on direct financing leases	—	(717)	(3,079)
Provision for rental income	124,758	38,806	146,608
Provision for credit losses	68,663	77,733	37,997
Amortization of deferred financing costs and loss on debt extinguishment	13,337	43,051	11,608
Accretion of direct financing leases	83	55	30
Stock-based compensation expense	27,302	21,415	18,822
Gain on assets sold – net	(359,951)	(161,609)	(19,113)
Amortization of acquired in-place leases – net	(5,662)	(9,516)	(14,187)
Effective yield payable (receivable) on mortgage notes	2,050	1,526	(719)
Interest paid-in-kind	(9,423)	(7,496)	(7,718)
Income from unconsolidated joint ventures	455	(2,060)	(1,315)
Change in operating assets and liabilities – net:
Contractual receivables	3,031	(23,169)	5,709
Straight-line rent receivables	(61,044)	(52,206)	(28,968)
Lease inducements	5,957	(13,733)	(22,443)
Other operating assets and liabilities	6,472	(4,918)	15,583
Net cash provided by operating activities	625,727	722,136	708,256
Cash flows from investing activities
Acquisition of a business, net of cash acquired	—	—	(5,058)
Acquisition of real estate	(229,987)	(615,873)	(105,663)
Acquisition deposit - net	—	(5,730)	(2,500)
Net proceeds from sale of real estate investments	759,047	318,529	180,851
Investments in construction in progress	(17,130)	(95,064)	(75,111)
Proceeds from sale of direct financing lease and related trust	—	717	15,414
Placement of loan principal	(371,987)	(251,457)	(230,368)
Collection of loan principal	345,665	156,276	159,733
Investments in unconsolidated joint ventures	(113)	(10,484)	(2,471)
Distributions from unconsolidated joint ventures in excess of earnings	3,328	17,868	6,291
Capital improvements to real estate investments	(47,221)	(44,948)	(31,072)
Receipts from insurance proceeds	1,251	5,993	897
Net cash provided by (used in) investing activities	442,853	(524,173)	(89,057)
Cash flows from financing activities
Proceeds from long-term borrowings	597,403	2,275,128	1,852,209
Payments of long-term borrowings	(589,292)	(2,178,311)	(1,838,155)
Payments of financing related costs	(389)	(48,989)	(18,183)
Net proceeds from issuance of common stock	8,112	274,011	151,861
Repurchase of common stock	(142,267)	—	—
Dividends paid	(632,893)	(637,648)	(612,310)
Noncontrolling members’ contributions to consolidated joint venture	81	—	—
Redemption of Omega OP Units	(9,704)	(79)	—
Distributions to Omega OP Unit Holders	(20,498)	(25,229)	(20,970)
Net cash used in financing activities	(789,447)	(341,117)	(485,548)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(2,900)	7	527
Increase (decrease) in cash, cash equivalents and restricted cash	276,233	(143,147)	134,178
Cash, cash equivalents and restricted cash at beginning of period	24,411	167,558	33,380
Cash, cash equivalents and restricted cash at end of period	$300,644	$24,411	$167,558

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Omega Healthcare Investors, Inc. (“Parent”), is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega”, the “Company”, “we”, “our”, “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings (“MOBs”). Our core portfolio consists of our long-term “triple-net” leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). In addition to our core investments, we make loans to operators and/or their principals. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of December 31, 2022, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Consolidation

Omega’s consolidated financial statements include the accounts of (i) Parent, (ii) all direct and indirect wholly-owned subsidiaries of Omega, including Omega OP, (iii) other entities in which Omega or Omega OP has a majority voting interest and control and (iv) variable interest entities (“VIEs”) of which Omega is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation, and Omega’s net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise, if any, is the primary beneficiary of VIEs. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

Our variable interests in VIEs may be in the form of equity ownership, leases, guarantees and/or loans with our operators. We analyze our agreements and investments to determine whether our operators or unconsolidated joint ventures are VIEs and, if so, whether we are the primary beneficiary.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We consolidate a VIE when we determine that we are its primary beneficiary. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. Factors considered in determining whether we are the primary beneficiary of an entity include: (i) our voting rights, if any; (ii) our involvement in day-to-day capital and operating decisions; (iii) our risk and reward sharing; (iv) the financial condition of the operator or joint venture and (iv) our representation on the VIE’s board of directors. We perform this analysis on an ongoing basis. As of December 31, 2022, we have one joint venture that is a consolidated VIE as we have concluded that we are the primary beneficiary through our equity investment in the entity. We also have consolidated VIEs related to the Exchange Accommodation Titleholders (“EATs”) discussed in Note 3 – Real Estate Asset Acquisitions and Development. As of December 31, 2021, we did not have any VIEs that we consolidated.

Revenue Recognition

Rental Income

Rental income from operating leases is recognized on a straight-line basis, inclusive of fixed annual escalators and lease inducements, over the lease term when we have determined that the collectibility of substantially all of the lease payments is probable. Certain of our operating leases contain provisions for an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index). We do not include in our measurement of our lease receivables these variable increases until the specific events that trigger the variable payments have occurred. Our leased real estate properties are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years. Some of our leases have options to extend, terminate or purchase the facilities, which are considered when determining the lease term.

We assess the probability of collecting substantially all payments due under our leases on several factors, including, among other things, payment history, the financial strength of the lessee and any guarantors, as applicable, historical operations and operating trends, current and future economic conditions, and expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern). If our evaluation of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income to write off straight-line rent receivables and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. Provisions for uncollectible lease payments are recognized as a direct reduction to rental income. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion, potentially resulting in increased volatility of rental income.

Under the terms of our leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Certain of our operating leases require the operators to reimburse us for property taxes and other expenditures that are not considered components of the lease and therefore no consideration is allocated to them as they do not result in the transfer of a good or service to the operators. We have determined that all of our leases qualify for the practical expedient, under Accounting Standards Codification (“ASC”) 842, Leases (“Topic 842”), to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as the lease components.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Loan Interest Income

Interest income is recognized as earned over the term of the related real estate and non-real estate loans receivable. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. In applying the effective interest method, the effective yield on a loan is determined based on its contractual payment terms, adjusted for prepayment terms.

Direct Financing Lease Income

As of December 31, 2022, we have one lease for a facility that is classified as a direct financing lease. For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Costs related to originating direct financing leases are deferred and amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases.

Real Estate Sales

We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred, and we no longer have substantial continuing involvement with the real estate sold. Gains on the sale of real estate are recognized pursuant to provisions under Accounting Standards Codification (“ASC”) 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. Under ASC 610-20, we determine whether the transaction is a sale to a customer or non-customer. As a REIT, we do not sell real estate within the ordinary course of our business and therefore, expect that our sale transactions will not be contracts with customers. ASC 610-20 refers to the revenue recognition principles under ASC 606, Revenue from Contracts with Customers. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we will dispose of the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. If we determine a sale has not occurred under ASC 610-20, we continue to record the asset on the Consolidated Balance Sheets and related depreciation expense on the Consolidated Statements of Operations.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Risks and Uncertainties including COVID-19

The Company is subject to certain risks and uncertainties affecting the healthcare industry, including those stemming from the novel coronavirus (“COVID-19”) global pandemic, which has disproportionately impacted the senior care sector, as well as those stemming from healthcare legislation and changing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the rising cost of healthcare services.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

●	Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.
●	Assumed debt balances are valued by discounting the remaining contractual cash flows using a current market rate of interest.
●	Noncontrolling interests are valued using a stock price on the acquisition date.

Real Estate Properties

Real estate properties are carried at initial recorded value less accumulated depreciation. The costs of significant improvements, renovations and replacements, including interest are capitalized. Our interest expense reflected in the Consolidated Statements of Operations has been reduced by the amounts capitalized. For the years ended December 31, 2022, 2021 and 2020, we capitalized $3.2 million, $1.5 million and $10.0 million, respectively, of interest to our projects under development. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Expenditures for maintenance and repairs are expensed as they are incurred.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Lessee Accounting

Omega leases real estate (corporate headquarters and certain other facilities), office equipment and is party to certain ground leases on our owned facilities. We determine if an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at inception of the lease. Short-term leases, defined as leases with an initial term of 12 months or less that do not contain a purchase option, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2022 and 2021, all of the leases where we are the lessee were classified as operating leases.

We have leases that contain both lease and non-lease components and have elected, as an accounting policy, to not separate lease components and non-lease components. Operating and finance lease right-of-use ("ROU") assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our ROU assets and lease liabilities are included in other assets and accrued expenses and other liabilities, respectively, on our Consolidated Balance Sheets. The lease liability is calculated as the present value of the remaining minimum rental payments for existing leases using either the rate implicit in the lease or, if none exists, the Company's incremental borrowing rate, as the discount rate. Certain leases have options to extend, terminate or purchase the asset and have been considered in our analysis of the lease term and the measurement of the ROU assets and lease liabilities.

On a quarterly basis, we record our lease liabilities at the present value of the future lease payments using the discount rate determined at lease commencement. Rental expense from operating leases is generally recognized on a straight-line basis over the lease term. Lease expense derived from our operating leases is recorded in general and administrative in our Consolidated Statements of Operations. We do not include in our measurement of our lease liability certain variable payments, including changes in an index until the specific events that trigger the variable payments have occurred.

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

Allowance for Credit Losses

The allowance for credit losses reflects our current estimate of the potential credit losses on our real estate loans, non-real estate loans, and our investment in direct financing leases and is recorded as a valuation account as a direct offset against these financial instruments on our Consolidated Balance Sheets. Expected credit losses inherent in non-cancelable unfunded loan commitments are accounted for as separate liabilities included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company has elected to not measure an allowance for credit losses on accrued interest receivables related to all of its real estate loans and non-real estate loans because we write off uncollectible accrued interest receivable in a timely manner pursuant to our non-accrual policy, described below. Changes to the allowance for credit losses on loans resulting from quarterly evaluations are recorded through provision for credit losses on the Consolidated Statements of Operations.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We assess the creditworthiness of our borrowers on a quarterly basis. For purposes of determining our allowance for credit loss, we pool financial assets that have similar risk characteristics. We aggregate our financial assets by financial instrument type (i.e. real estate loan, non-real estate loan, etc.) and by our internal risk rating. Our internal credit ratings consider several factors including the collateral and/or security, the performance of borrowers underlying facilities, if applicable, available credit support (e.g., guarantees), borrowings with third parties, and other ancillary business ventures and real estate operations of the borrower. Our internal ratings range between 1 and 7. An internal rating of 1 reflects the lowest likelihood of loss and a 7 reflects the highest likelihood of loss. The characteristics associated with each risk rating is as follows:

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

We have a limited history of incurred losses and consequently have elected to employ external data to perform our expected credit loss calculation. We utilize a probability of default (“PD”) and loss given default (“LGD”) methodology. Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration along with Standards & Poor’s one-year global corporate default rates. Our historical loss rates revert to historical averages after 36 months. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the U.S. Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset.

Periodically, the Company may identify an individual loan for impairment. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreements. Our assessment of collectibility considers several factors, including, among other things, payment history, the financial strength of the borrower and any guarantors, historical operations and operating trends, current and future economic conditions, expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern) and the fair value of the underlying collateral of the agreement, a Level 3 measurement, if any. Consistent with this definition, all loans on non-accrual status may be deemed impaired. To the extent circumstances improve and the risk of collectibility is diminished, we will return these loans to full accrual status. When we identify a loan impairment, the loan is written down to the present value of the expected future cash flows or to the fair value of the underlying collateral. Financial instruments are charged off against the allowance for credit losses when collectibility is determined to be permanently impaired.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

No impairment losses on our investments in unconsolidated joint ventures were recognized for the last three fiscal years.

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

Deposits

We obtain liquidity deposits and other deposits, security deposits and letters of credit from certain operators pursuant to our lease and mortgage agreements. These generally represent the rental and/or mortgage interest for periods ranging from three to six months with respect to certain of our investments or the required deposits in connection with our HUD borrowings. At December 31, 2022 and 2021, we held $3.5 million and $3.9 million, respectively, in liquidity and other deposits and $40.3 million and $46.1 million, respectively, in security deposits. We also had the ability to draw on $36.5 million and $38.1 million of letters of credit at December 31, 2022 and 2021, respectively.

The liquidity deposits and other deposits, security deposits and the letters of credit may be used in the event of lease and/or loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the U.S. Bankruptcy Code. Liquidity deposits and other deposits are recorded as restricted cash on our Consolidated Balance Sheets with the offset recorded as a liability in accrued expenses and other liabilities on our Consolidated Balance Sheets. Security deposits related to cash received from the operators are primarily recorded in cash and cash equivalents on our Consolidated Balance Sheets with a corresponding offset in accrued expenses and other liabilities on our Consolidated Balance Sheets. Additional security for rental and loan interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross-default, provisions for cross-collateralization and by corporate or personal guarantees.

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

Income Taxes

Omega and its wholly-owned subsidiaries were organized to qualify for taxation as a REIT under Section 856 through 860 of the Internal Revenue Code (“Code”). As long as we qualify as a REIT, we will not be subject to federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions. However, with respect to certain of our subsidiaries that have elected to be treated as taxable REIT subsidiaries (“TRSs”), we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations. Omega OP is a pass-through entity for U.S. federal income tax purposes.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred Financing Costs and Original Issuance Premium and/or Discounts for Debt Issuance

External costs incurred from the placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Deferred financing costs related to our revolving line of credit are included in other assets on our Consolidated Balance Sheets and deferred financing costs related to our other borrowings are included as a direct deduction from the carrying amount of the related liability on our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. All premiums and discounts are recorded as an addition to or reduction from debt on our Consolidated Balance Sheets. Amortization of deferred financing costs and original issuance premiums or discounts totaled $12.9 million, $12.3 million and $10.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are recorded in interest expense on our Consolidated Statements of Operations. When financings are terminated, unamortized deferred financing costs and unamortized premiums or discounts, as well as charges incurred for the termination, are recognized as expense or income at the time the termination is made. Gains and losses from the extinguishment of debt are presented in loss on debt extinguishment on our Consolidated Statements of Operations.

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

The noncontrolling interest for Omega represents the outstanding Omega OP Units held by outside investors and interests in a consolidated real estate joint venture not fully owned by Omega. Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to Omega’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in Omega OP’s partnership agreement. As of December 31, 2022, Omega owns approximately 97% of the issued and outstanding Omega OP Units, and investors own approximately 3% of the outstanding Omega OP Units.

Foreign Operations

The U.S. dollar (“USD”) is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound (“GBP”). Total revenues from our consolidated U.K. operating subsidiaries were $47.7 million, $38.1 million and $34.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our consolidated U.K. operating subsidiaries held long-lived assets of $453.4 million and $387.2 million as of December 31, 2022 and 2021, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For our consolidated subsidiaries whose functional currency is not the USD, we translate their financial statements into the USD. We translate the balance sheet accounts at the exchange rate in effect as of the financial statement date. The income statement accounts are translated using an average exchange rate for the period. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss) (“AOCI”), as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interests, if applicable.

We and certain of our consolidated subsidiaries may have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations within other expense - net, unless it is intercompany debt that is deemed to be long-term in nature in which case the adjustments are included in AOCI and a proportionate amount of gain or loss is allocated to noncontrolling interests, if applicable.

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

To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the Consolidated Balance Sheets. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities on the Consolidated Balance Sheets at fair value which is determined using a market approach and Level 2 inputs. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in the Consolidated Statements of Operations. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in AOCI as a separate component of equity and a proportionate amount of gain or loss is allocated to noncontrolling interest, if applicable.

If it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues its cash flow hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative instrument. For net investment hedge accounting, upon sale or liquidation of our U.K. investment, the cumulative balance of the remeasurement value is reclassified to the Consolidated Statements of Operations.

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

Reclassifications

Certain line items on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Effective for the fourth quarter of 2022, Mortgage notes receivable - net has been renamed Real estate loans receivable - net, Other investments - net has been renamed Non-real estate loans receivable - net, and certain loans have been reclassified out of Other Investments - net into Real estate loans receivable - net. Specifically, other real estate loans collateralized by second or third mortgage liens, a leasehold mortgage on, or an assignment of partnership interest in the related properties that were previously presented in Other Investments - net are now presented in Real estate loans receivable - net. See the table below for the prior presentation compared to the current presentation.

	Prior Presentation		Current Presentation
	December 31, 2021		December 31, 2021
	(in thousands)		(in thousands)
Mortgage notes receivable, gross	$908,687	Mortgage notes receivable, gross	$908,687
Allowance for credit losses on mortgage notes receivable	(73,601)	Allowance for credit losses on mortgage notes receivable	(73,601)
Mortgage notes receivable – net	$835,086	Mortgage notes receivable, net	835,086
		Leasehold mortgages and other real estate loans, gross	354,673
		Allowance for credit losses on leasehold mortgages and other real estate loans	(8,973)
Other investments, gross	$539,278	Leasehold mortgages and other real estate loans – net	345,700
Allowance for credit losses on other investments	(69,394)	Real estate loans receivable – net	$1,180,786
Other investments – net	$469,884
		Non-real estate loans receivable, gross	$184,605
Total	$1,304,970	Allowance for credit losses on non-real estate loans receivable	(60,421)
		Non-real estate loans receivable – net	$124,184

		Total	$1,304,970

We previously reported assets held for sale of $261.2 million on the Consolidated Balance Sheet as of December 31, 2021. $58.1 million of these assets no longer qualify as held for sale and have been reclassified to assets held for use within the applicable line items in real estate assets – net on the Consolidated Balance Sheet as of December 31, 2021. See further discussion on the held for sale reclassification in Note 4 – Assets Held for Sale.

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

ASU – 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

On March 31, 2022, the FASB issued ASU 2022-02, which eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) and requires additional disclosures for certain loan modifications. ASU 2022-02 also requires entities to disclose gross write-offs of financing receivables and net investments in leases by year of origination. Omega elected to early adopt ASU 2022-02 on a prospective basis effective January 1, 2022. During 2022, we had three loan modifications with two borrowers experiencing financial difficulty pursuant to ASU 2022-02, Guardian Healthcare (“Guardian”) and LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care), that require additional disclosures. The required disclosures for these loans are included in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, Note 7 – Real Estate Loans Receivable and Note 8 – Non-real Estate Loans Receivable. We have disclosed our gross write-offs of financing receivables and direct financing leases by year of origination in Note 9 – Allowance for Credit Losses.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

ASU – 2020-04, Financial Instruments – Reference Rate Reform (Topic 848)

On March 12, 2020, the FASB issued ASU 2020-04, which contains optional practical expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). The guidance may be elected over time until December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the practical expedients under ASU 2020-04 to December 31, 2024. The Company has several derivative instruments (See Note 15 – Derivatives and Hedging), a $1.45 billion senior unsecured multicurrency revolving credit facility, and a $50 million senior unsecured term loan facility (See Note 14 – Borrowing Arrangements) that reference LIBOR. Beginning in the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Our credit facilities that reference LIBOR contain customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate. The Company is evaluating: (i) how the transition away from LIBOR will impact the Company, (ii) whether any additional optional expedients provided by the standards will be adopted, and (iii) the impact that adopting ASU 2020-04 will have on our consolidated financial statements.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 3 – REAL ESTATE ASSET ACQUISITIONS AND DEVELOPMENT

2022 Acquisitions

The following table summarizes the significant asset acquisitions that occurred in 2022:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(1)
Q1	—	1	U.K.	$8.7	(2)	8.0%
Q1	—	1	U.K.	5.0		8.0%
Q1	—	27	U.K.	86.6	(2)	8.0%
Q1	1	—	MD	8.2	(3)	9.5%
Q3	—	4	U.K.	28.2		8.0%
Q4	6	1	PA, NC	88.5	(4)	9.0%
Total	7	34		$225.2
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	The total consideration paid for the one-facility U.K. acquisition and the 27-facility U.K. acquisition was $8.2 million and $100.0 million, respectively. In connection with these acquisitions, we allocated $0.5 million of the purchase consideration to a deferred tax liability related to the one-facility U.K. acquisition, and $13.4 million to a deferred tax asset related to the 27-facility U.K. acquisition. See Note 17 – Taxes for additional information.
(3)	Total consideration for the one-facility Maryland acquisition was paid on December 30, 2021, but the closing of the acquisition did not occur until January 1, 2022.
(4)	During the fourth quarter of 2022, we acquired seven facilities using a reverse like-kind exchange structure pursuant to Section 1031 of the Code (a “reverse 1031 exchange”). As of December 31, 2022, we had completed the reverse 1031 exchange for three of the acquired facilities and the remaining four acquired facilities remained in the possession of the EATs. The EATs were classified as VIEs as they do not have sufficient equity investment at risk to permit the entity to finance its activities. The Company consolidated the EATs because it had the ability to control the activities that most significantly impacted the economic performance of the EATs and was, therefore, the primary beneficiary of the EATs. The properties held by the EATs were reflected as real estate with a carrying value of $55.2 million as of December 31, 2022. The EATs also held cash of $23.9 million as of December 31, 2022.

2021 Acquisitions and Other

The following table summarizes the significant asset acquisitions that occurred in 2021:

	Number of				Total Real Estate	Initial
	Facilities				Assets Acquired(1)	Annual
Period	SNF	ALF	Specialty	Country/State	(in millions)	Cash Yield(2)
Q1	—	17	7	AZ, CA, FL, IL, NJ, OR, PA, TN, TX, VA, WA	$511.3	8.43%
Q1	6	—	—	FL	83.1	9.25%
Q3	—	2	—	U.K.	9.6	7.89%
Total	6	19	7		$604.0
(1)	Excludes $10.6 million of land acquisitions, $58.6 million of non-cash acquisitions of facilities previously subject to mortgage loans with Omega in which principal amounts under the loan agreements were reduced or settled in exchange for title to the facilities (See Note 7 – Real Estate Loans Receivable), and $1.2 million of transaction costs incurred related to the non-cash acquisitions.
(2)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2020 Acquisitions

The following table summarizes the significant transactions that occurred in 2020:

	Number of			Total Real Estate	Initial
	Facilities			Assets Acquired	Annual
Period	SNF	ALF	Country/State	(in millions)	Cash Yield(1)
Q1	—	2	U.K	$12.1	8.00%
Q1	1	—	IN	7.0	9.50%
Q2	1	—	OH	6.9	9.50%
Q4	6	1	VA	78.4	9.50%
Total	8	3		$104.4
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.

Construction in progress and capital expenditure investments

We invested $64.4 million, $140.0 million and $106.2 million, respectively under our construction in progress and capital improvement programs during the years ended December 31, 2022, 2021 and 2020.

In the second quarter of 2021, we placed a $41.1 million construction project for a new build ALF in New Jersey into service and began recognizing revenue associated with this project in the third quarter of 2021. The lease for this facility provides for an annual cash yield of 7% of the amount funded in the first year following the completion of construction increasing to 8% in year two with 2.5% annual escalators thereafter.

During the third quarter of 2021, we purchased a real estate property located in Washington, D.C. (not reflected in the table above) for approximately $68.0 million and plan to redevelop the property into a 174 bed ALF. Concurrent with the acquisition, we entered into a single facility lease for this property with Maplewood Senior Living (along with affiliates, “Maplewood”) through August 31, 2045. For accounting purposes, the lease will commence upon the substantial completion of construction of the ALF, which is currently expected to be in 2025. The lease provides for the accrual of financing costs at a rate of 5% per annum during the construction phase. The lease provides for an annual cash yield of 6% in the first year following the completion of construction, increasing to 7% in year two and 8% in year three with 2.5% annual escalators thereafter. We are committed to a maximum funding of $177.7 million for the redevelopment of the real estate property, subject to ordinary development related cost changes (see Note 20 - Commitments and Contingencies).

NOTE 4 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

We periodically sell facilities to reduce our concentration in certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	December 31,	December 31,
	2022	2021
Number of facilities held for sale	2	28
Amount of assets held for sale (in thousands)	$9,456	$203,025

In the fourth quarter of 2022, we reclassified 13 facilities with aggregate net book values of $58.1 million, from assets held for sale to assets held for use within the applicable line items in real estate assets – net. Of the $58.1 million reclassified net of $20.8 million of accumulated depreciation, $67.5 million relates to buildings, $2.8 million relates to land and $8.6 relates to furniture and equipment. We originally reclassified these facilities as held for sale in the fourth quarter of 2021, but we no longer believe these facilities qualify as assets held for sale. We recorded a $3.2 million cumulative catch-up adjustment to depreciation and amortization expense related to these facilities concurrent with the reclassification in the fourth quarter of 2022.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

One of the two facilities that were classified as held for sale as of December 31, 2022 was subsequently sold during the first quarter of 2023 for gross cash proceeds of $19.5 million.

Asset Sales

2022 Activity

During the year ended December 31, 2022, we sold 66 facilities subject to operating leases for approximately $759.0 million in net cash proceeds, recognizing a net gain of approximately $360.0 million. Our 2022 sales were primarily driven by restructuring transactions and negotiations related to our lease agreements with the following operators: Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”), Guardian Healthcare (“Guardian”) and Agemo Holdings, LLC (“Agemo”). In addition, during the fourth quarter of 2022, we sold 11 facilities previously leased to and operated by LaVie which did not meet the contract criteria to be recognized under ASC 610-20, further discussed below, and as such are not included in the amounts above.

In the first quarter of 2022, we sold 22 facilities that were previously leased and operated by Gulf Coast. The net cash proceeds from the sale, including related costs accrued for as of the end of the fourth quarter, were $304.9 million, and we recognized a net gain of $114.5 million. The agreement includes an earnout clause pursuant to which the buyer is obligated to pay an additional $18.7 million to Omega if certain financial metrics are achieved at the facilities in the three years following the sale. As we have determined it is not probable that we will receive any additional funds, we have not recorded any income related to the earnout clause.

During the first and second quarter of 2022, we sold nine total facilities that were leased to Guardian for $39.5 million in net proceeds, which resulted in a net gain of $13.7 million.

In the third and fourth quarter of 2022, we sold 22 facilities that were previously leased to Agemo for $358.7 million in net proceeds, which resulted in a net gain of $218.9 million.

In December 2022, in connection with restructuring negotiations with LaVie, we sold 11 facilities to a third party previously leased to LaVie for a sales price of $129.8 million. Omega provided $104.8 million in senior seller financing, collateralized by first lien mortgages on the 11 facilities, to fund a portion of the purchase price. The senior note has a December 29, 2027 maturity date and bears interest at 8% with required monthly interest payments (due in arrears beginning February 1, 2023), with no principal payments due until the maturity date. The remaining consideration received under the purchase agreement is the assumption of a $25.0 million liability by the buyer from Omega. The 11-facility sale does not meet the contract criteria to be recognized under ASC 610-20 and we will continue to account for these facilities on our Consolidated Balance Sheets and depreciate the facilities until the recognition requirements under ASC 610-20 are met. A contract liability was recorded and related expense of $25.0 million was recognized on our Consolidated Balance Sheets within accrued expenses and other liabilities and Consolidated Statements of Operations within acquisition, merger and transition costs, respectively. The liability will be relieved once the sale is recognized. The loan receivable associated with the seller financing will not be recorded on our Consolidated Balance Sheets until the sale is recognized, and any cash interest received will be deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

2021 Activity

During the year ended December 31, 2021, we sold 48 facilities for approximately $318.5 million in net cash proceeds, recognizing a net gain of approximately $161.6 million.

2020 Activity

During the year ended December 31, 2020, we sold 43 facilities for approximately $180.9 million in net cash proceeds, recognizing a net gain of approximately $19.1 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Real Estate Impairments

2022 Activity

During the year ended December 31, 2022, we recorded impairments of approximately $38.5 million on 22 facilities. Of the $38.5 million, $3.5 million related to two facilities that were classified as held for sale (and subsequently sold) for which the carrying values exceeded the estimated fair values less costs to sell, and $35.0 million related to 20 held-for-use facilities for which the carrying value exceeded the fair value, of which $17.2 million relates to 12 facilities leased to and operated by LaVie that are expected to be impacted by the on-going restructuring negotiations. $10.0 million of the 2022 impairments recorded on four held-for-use facilities relate to the 2.0% Operator discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements.

2021 Activity

During the year ended December 31, 2021, we recorded impairments of approximately $44.7 million on 14 facilities which were sold or classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell.

2020 Activity

During the year ended December 31, 2020, we recorded impairments of approximately $76.0 million on 25 facilities. Our impairments were offset by approximately $3.5 million of insurance proceeds received related to a facility that was previously destroyed and impaired. Of the $76.0 million, $41.5 million related to 14 facilities which were sold or classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell, and $34.5 million related to 11 held-for-use facilities for which it was determined that the carrying value exceeded the fair value. The $34.5 million relates to facilities subject to a lease with Daybreak Ventures, LLC (“Daybreak”) (see Note 5 – Contractual Receivables and Other Receivables and Lease Inducements), which were planned for resale or transitioned to another existing operator and it was determined that the new cash flows were not sufficient to support the carrying value of the facility.

To estimate the fair value of the facilities, for the impairments noted above, we utilized a market approach which considered binding sale agreements (a Level 1 input) or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

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

A summary of our net receivables by type is as follows:

	December 31,	December 31,
	2022	2021

	(in thousands)
Contractual receivables – net	$8,228	$11,259

Effective yield interest receivables	$5,696	$9,590
Straight-line rent receivables	166,061	148,455
Lease inducements	6,041	93,770
Other receivables and lease inducements	$177,798	$251,815

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Cash basis operators and straight-line receivable write-offs

We review our collectibility assumptions related to our operator leases on an ongoing basis. During the years ended December 31, 2022, 2021 and 2020, we placed nine, six and four additional operators on a cash basis of revenue recognition, respectively, as collection of substantially all contractual lease payments due from them was no longer deemed probable. In connection with placing these operators on a cash basis, we recognized $119.8 million, $36.0 million and $129.5 million in total straight-line accounts receivable and lease inducement write-offs through rental income during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had 20 operators on a cash basis for revenue recognition, which represent 36.5%, 39.2% and 41.5% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2021, we had 14 operators on a cash basis for revenue recognition, which represent 18.6% and 22.7% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2022, 2021 and 2020, we also wrote-off $3.2 million, $1.3 million and $3.6 million of straight-line rent receivable balances through rental income as a result of transitioning facilities between existing operators.

Operator updates

Agemo

Agemo was formed in May 2018 by Signature Healthcare, LLC, as part of an out-of-court restructuring agreement, to be the holding company of their leases and loans with Omega. As part of that restructuring agreement, we agreed to, among other things, allow for the deferral of $6.3 million of rent per annum for a 3-year period (the “Agemo Rent Deferral”).

We placed Agemo on a cash basis of revenue recognition during the third quarter of 2020 as we received information regarding substantial doubt of their ability to continue as a going concern. As a result, we wrote-off approximately $13.4 million of contractual rent receivables and $61.9 million of straight-line rent receivables and lease inducements.

Agemo continued to make their rental and interest payments to us until July 2021. After July 2021, Agemo made one month of contractual rent and interest payments for the remainder of fiscal year 2021. During the third and fourth quarters of 2021, we recorded $8.7 million of revenue by collecting rental and interest payments and we recorded $8.5 million of revenue by drawing on a letter of credit and through application of collateral held by Omega. On September 30, 2021, the Company entered into a forbearance agreement related to Agemo’s defaults under its lease and loan agreements (the “Agemo Forbearance Agreement”), which was amended to extend the forbearance period through January 2022 and the lease agreement was amended to extend the Agemo Rent Deferral through January 2022.

Agemo continued to not pay contractual rent and interest due under its lease and loan agreements during the year ended December 31, 2022. No rental income was recorded related to Agemo during the year ended December 31, 2022. Additionally, no interest income was recognized during the year ended December 31, 2022 on the two loans with Agemo because these loans are on non-accrual status and we are utilizing the cost recovery method, under which any payments, if received, are applied against the principal amount. See Note 8 – Non-real Estate Loans Receivable for additional details on our loans with Agemo. For the years ended December 31, 2021 and 2020, Agemo generated approximately 3.9% and 5.6%, respectively, of our total revenues (excluding the impact of write-offs).

The Agemo Forbearance Agreement has been amended multiple times throughout 2022 and the most recent 2022 amendment on December 30, 2022 extended the forbearance period through January 31, 2023. In 2022, the Agemo Rent Deferral period was also extended multiple times, and the most recent amendment extended the deferral through April 2022, after which time the deferral period terminated, with the Company remaining subject to the Agemo Forbearance Agreement through January 31, 2023. As of December 31, 2022, the aggregate rent deferred under the Agemo lease agreement was $25.2 million. As discussed in Note 4 – Assets Held for Sale, Dispositions and Impairments, we sold 22 facilities, subject to the Agemo lease agreement, during 2022.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In the first quarter of 2023, Omega and Agemo entered into a restructuring agreement, an amended and restated master lease and a replacement loan agreement for two replacement loans. As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	Forgive and release Agemo from previously written off past due rent and interest obligations related to certain periods prior to the 2018 Restructuring and from August 2021 through January 2023, with contractual rent under the lease agreement and contractual interest under the loan agreements scheduled to resume on April 1, 2023;
●	reduce monthly contractual base rent from $4.8 million to $1.9 million following the sales of the 22 facilities, previously leased and operated by Agemo, that occurred in the third and fourth quarters of 2022 (See Note 4 – Assets Held For Sale, Dispositions and Impairments);
●	extend the initial Agemo lease term from December 31, 2030, to December 31, 2036 with three consecutive tenant 10-year extension options; and
●	refinance and restructure the $25.0 million secured working capital loan (the “Agemo WC Loan”), the $32.0 million term loan (the “Agemo Term Loan”) and the aggregate deferred rent balance of $25.2 million into two replacement loans to Agemo that mature on December 31, 2036, with aggregate principal of $82.2 million and an annual interest rate of 5.71%.

Guardian

Guardian did not make rent and interest payments under its lease and mortgage loan agreements during the fourth quarter of 2021. As a result of Guardian’s non-payment of contractual rent and the anticipated restructuring of its agreements, in the fourth quarter of 2021, we placed Guardian on a cash basis of revenue recognition and wrote-off approximately $14.0 million of straight-line rent receivables and lease inducements through rental income. In the fourth quarter of 2021, we began negotiations to restructure Guardian’s lease and loan agreements. In connection with the restructuring negotiations, on December 30, 2021, we acquired 2 facilities, previously subject to the Guardian mortgage loan, in consideration for a reduction of $8.7 million in the mortgage principal and added the facilities to the master lease agreement.

Guardian continued to not pay contractual rent and interest due under its lease and mortgage loan agreements during the first quarter of 2022. During the first and second quarters of 2022, we completed significant restructuring activities related to the Guardian lease and loan portfolio. In the first quarter of 2022, we transitioned eight facilities previously leased to Guardian to two other operators as part of the planned restructuring. Additionally, during the six months ended June 30, 2022, we sold nine facilities to a third party that were previously leased to Guardian and three facilities previously subject to the Guardian mortgage loan. In the second quarter of 2022, we agreed to a formal restructuring agreement, master lease amendments and mortgage loan amendments with Guardian. As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	Extend the lease and loan maturity dates from January 31, 2027 to December 31, 2031 and allow Guardian the option to extend the maturity date for both the lease and loan through September 30, 2034, subject to certain conditions;
●	reduce the combined rent and mortgage interest to an aggregate $24.0 million per year as of July 1, 2022 ($15.0 million in rent and $9.0 million in interest) with annual escalators of 2.25% beginning in January 2023; and
●	allow Guardian to retrospectively defer $18.0 million of aggregate contractual rent and interest that it failed to pay from October 2021 through March 2022 (consisting of $12.2 million of deferred rent and $5.8 million of deferred interest), with repayment required beginning after September 30, 2024, based on certain financial metrics, and in full by December 31, 2031, or the earlier termination of the lease for any reason.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Following the execution of the restructuring agreement, Guardian resumed paying contractual rent and interest during the second quarter of 2022 and continued such payments in the third and fourth quarters of 2022, in accordance with the restructuring terms. For the year ended December 31, 2022, we recorded rental income of $11.3 million for the contractual rent payments that were received. Additionally, as discussed further in Note 7 – Real Estate Loans Receivable, no mortgage interest income has been recognized on the Guardian mortgage loan during the year ended December 31, 2022, as we are accounting for this loan under the cost recovery method. Revenue from Guardian represents approximately 1.1%, 2.5% and 3.5% of our total revenues (excluding the impact of straight-line write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, we have $7.4 million of letters of credit from Guardian as collateral.

LaVie

In the fourth quarter of 2022, Omega began the process of restructuring our portfolio with LaVie, which primarily consists of two master lease agreements and two term loan agreements. On December 30, 2022, we sold 11 facilities previously subject to one of the two leases agreements with LaVie. See further discussion on the sale and the accounting treatment in Note 4 -Assets Held For Sale, Dispositions and Impairments. Concurrent with the sale, we also amended the lease agreement impacted by the sale and our loan agreements with LaVie. The amendments to the loan agreements are discussed in Note 8 – Non-Real Estate Loans. With the lease amendment and other related documents, Omega and LaVie agreed to, among other terms:

●	Remove the 11 sold facilities from the lease agreement and reduce monthly contractual rent due under all agreements from $8.3 million to $7.3 million;
●	provide Omega the ability to enact a one-time rent reset on one of the lease agreements, if LaVie’s coverage exceeds a threshold, after February 1, 2027; and
●	require Omega to pay LaVie a $35.0 million termination fee in connection with transitioning the 11 facilities sold in the fourth quarter and the additional facilities sold in the restructure ($25.0 million was assumed by the third-party buyer of the 11 facilities).

The restructuring discussions are still ongoing and subject to change, but we anticipate additional restructuring activity related to this operator in 2023. As a result of the restructuring activities during 2022 and future expected restructuring activities, during the fourth quarter of 2022, we placed LaVie on a cash basis of revenue recognition and wrote-off approximately $58.0 million of straight-line rent receivables and lease inducements. Revenue from LaVie represents approximately 11.1%, 9.5% and 9.4% of our total revenues (excluding the impact of straight-line write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively.

In the first quarter of 2023, as part of the restructuring, we have agreed to a partial rent deferral in the first four months of 2023. In doing so, we agreed to allow LaVie to defer up to $10.0 million of contractual rent from January 2023 through April 2023 under one of our lease agreements for 32 facilities. Omega is in discussions to allow LaVie to defer up to $9.1 million of contractual rent from January 2023 through April 2023 under another lease agreement for 41 facilities. In January 2023, as a result, LaVie deferred the full contractual payment of $2.5 million under the 32-facility lease and paid $2.5 million of the $4.7 million of contractual rent due under the 41-facility lease.

Maplewood

During the year ended December 31, 2020, we received a one-time rent payment of approximately $55.4 million from Maplewood, in conjunction with the restructuring of its master lease and loans with Omega (see Note 8 – Non-real Estate Loans Receivable). This payment was accounted for as an adjustment to straight-line rent receivables and was being amortized over the remaining term of the master lease prior to Maplewood being placed on a cash basis of revenue recognition in the fourth quarter of 2022.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the fourth quarter of 2022, Omega began discussions with Maplewood to restructure their portfolio, which includes a lease agreement and $250.5 million revolving credit facility. During the fourth quarter of 2022, we placed Maplewood on a cash basis of revenue recognition and wrote-off approximately $29.3 million of straight-line rent receivables and lease inducements. Revenue from Maplewood represents approximately 8.9%, 7.9% and 5.3% of our total revenues (excluding the impact of straight-line write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively.

In the first quarter of 2023, we agreed to a formal restructuring agreement, master lease amendments and loan amendments with Maplewood. As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	Extend the maturity date of the master lease from December 2033 to December 2037 with two consecutive 5-year tenant extension options;
●	fix contractual rent at $69.3 million per annum (December 2022 rent annualized) and defer the 2.5% annual escalators under our lease agreement through December 31, 2025, with mandatory repayments to be made subject to certain metrics and due in full by the maturity date;
●	fund $22.5 million of capital expenditures through December 31, 2025;
●	extend the maturity date of the secured revolving credit facility from June 2030 to June 2035 with one borrower 2-year extension option;
●	increase the capacity of the secured revolving credit facility from $250.5 million to $320.0 million, inclusive of payment-in-kind (“PIK”) interest applied to principal;
●	convert the 7% per annum cash interest due on the secured revolving credit facility to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, 4% cash interest and 3% PIK interest in 2025 and through the maturity date; and
●	reduce Maplewood’s share of any future potential sales proceeds (in excess of our gross investment) by the unpaid deferred rent balance and the $22.5 million of capital expenditures.

Gulf Coast

During the second quarter of 2021, Gulf Coast stopped paying contractual rent under its master lease agreement because of on-going liquidity issues. Gulf Coast operated 24 facilities subject to a master lease with Omega and represented approximately 3.3% and 2.8% of Omega’s total revenues (excluding the impact of write-offs) for the years ended December 31, 2021 and 2020, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As a result of Gulf Coast’s default under its master lease agreement, in August 2021, we exercised our right to accelerate the full amount of rent due under Gulf Coast’s master lease agreement. On October 14, 2021, Gulf Coast commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As described in Gulf Coast’s filings with the Bankruptcy Court, we entered into a Restructuring Support Agreement (the “Support Agreement”) that forms the basis for Gulf Coast’s restructuring and liquidation. The Support Agreement established a timeline for the implementation of Gulf Coast’s restructuring and liquidation, including the transition of management of the operations of the facilities to a third-party operator. As part of the Support Agreement, we committed to provide up to $25 million of senior secured debtor-in-possession (“DIP”) financing to Gulf Coast, which is discussed in further detail in Note 8 – Non-real Estate Loans Receivable. In November 2021, Gulf Coast entered into management and operations transfer agreements (“MOTAs”) with a new manager (“New Manager”), pursuant to which the management of 23 of the 24 facilities subject to the master lease with Omega were performed by New Manager during an interim period until the license for the facilities subject to the MOTAs could be obtained by a new operator (“New Operator”). During the interim period, no rent was being paid by Gulf Coast, and we have provided a $20 million working capital loan to New Manager, discussed in further detail in Note 8 – Non-real Estate Loans Receivable. The Bankruptcy Court approved the MOTAs on November 24, 2021 and the operations were transitioned effective December 1, 2021. On June 27, 2022, the Bankruptcy Court entered its order confirming Gulf Coast’s bankruptcy plan which provided for, among other things, an allowed claim of $49.0 million in relation to the accelerated rent due under Gulf Coast’s master lease agreement. Payment of the allowed claim has been redirected, with Omega’s approval, under the Plan to Gulf Coast’s unsecured creditors.

As a result of Gulf Coast’s non-payment of contractual rent, in the second quarter of 2021, we placed Gulf Coast on a cash basis of revenue recognition and wrote-off straight-line rent receivable balances of $17.4 million through rental income. Subsequent to placing Gulf Coast on a cash basis of revenue recognition in June 2021, we recognized $24.6 million of rental income over the remaining period of 2021, based on our ability to offset any uncollected rent receivables against Gulf Coast’s security deposit and against certain debt obligations of Omega, as discussed further below. We held a security deposit of $3.3 million from Gulf Coast, which we applied against Gulf Coast’s obligations in the second and third quarters of 2021. In relation to Gulf Coast, a subsidiary of Omega (“Omega Obligor”) is the obligor on five notes due to third parties with aggregate outstanding principal of $20.0 million (collectively, the “Subordinated Debt”) that bear interest at 9% per annum with a maturity date of December 21, 2021 (see Note 14 – Borrowing Activities and Arrangements). Under the terms of the Subordinated Debt, to the extent Gulf Coast fails to pay rent when due to us under its master lease, Gulf Coast’s unpaid rent can be used to offset Omega Obligor’s obligations under the Subordinated Debt (on a quarterly basis with respect to interest and, under some circumstances, on an annual basis with respect to principal). As of December 31, 2021, we have offset $1.3 million of accrued interest and $20.0 million of principal under the Subordinated Debt against the uncollected rent under the master lease with Gulf Coast. Following the application of these offsets, Omega has no further obligations under the Subordinated Debt. See Note 20 – Commitments and Contingencies for additional discussion regarding an ongoing lawsuit related to the Subordinated Debt.

As discussed in Note 4 – Assets Held For Sale, Dispositions and Impairments, we sold 22 facilities that were previously leased and operated by Gulf Coast in the first quarter of 2022. We transitioned one facility that was previously leased and operated by Gulf Coast to another operator in the second quarter of 2022.

Daybreak

Daybreak previously leased and operated 58 facilities from Omega. During the third quarter of 2017, we placed Daybreak on a cash basis for revenue recognition as a result of nonpayment of funds owed to us. We elected to terminate our relationship with Daybreak and we transitioned 31 Daybreak facilities to existing operators during 2020. The total annual contractual rent from the 31 transitioned facilities was approximately $12.4 million. In 2021, we transitioned 14 additional facilities to existing operators with annual contractual rent of approximately $4.0 million and sold the remaining four Daybreak facilities. The transition and sale of these facilities completed our exit from our relationship with Daybreak.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Genesis Healthcare, Inc.

During the year ended December 31, 2020, we wrote-off approximately $64.9 million of contractual receivables, straight-line rent receivables, and lease inducements through rental income in 2020 as a result of placing Genesis Healthcare, Inc. (“Genesis”) on a cash basis based on information the Company received from Genesis during the third quarter of 2020 regarding substantial doubt as to their ability to continue as a going concern. Genesis represents approximately 6.6%, 5.9% and 7.6%, respectively, of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020. Genesis continued to make their rental and interest payments to us during the years ended December 31, 2022, 2021 and 2020.

3.7% Operator

From January through March 2022, an operator (the “3.7% Operator”) representing 3.7%, 3.4% and 3.1% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively, did not pay its contractual amounts due under its lease agreement. In March 2022, the lease with the 3.7% Operator was amended to allow for a short-term rent deferral for January through March 2022. The deferred rent balance accrues interest monthly at a rate of 5% per annum. The 3.7% Operator paid the contractual amount due under its lease agreement from April 2022 through December 2022. Omega holds a $1.0 million letter of credit and a $150 thousand security deposit from the 3.7% Operator as collateral under its lease agreement. The 3.7% Operator remains on a straight-line basis of revenue recognition.

We have a revolving credit facility with the 3.7% Operator, that was amended in the fourth quarter of 2022 to increase the capacity to $25.0 million, that is fully drawn as of December 31, 2022. The credit facility is secured by a first lien on the accounts receivable of the 3.7% Operator. The 3.7% Operator paid contractual interest under the facility from January through December 2022. See Note 8 – Non-Real Estate Loans Receivable for additional details.

1.2% Operator

In March 2022, an operator (the “1.2% Operator”), representing 1.2%, 2.1% and 2.5% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively, did not pay its contractual amounts due under its lease agreement. In April 2022, the lease with the 1.2% Operator was amended to allow the operator to apply its $2.0 million security deposit toward payment of March 2022 rent and to allow for a short-term rent deferral for April 2022 with regular rent payments required to resume in May 2022. The 1.2% Operator paid contractual rent in May 2022, but it failed to pay the full contractual rent for June 2022 on a timely basis. We placed the 1.2% Operator on a cash basis of revenue recognition during the second quarter of 2022 and wrote-off approximately $8.3 million of straight-line rent receivables. During the third and fourth quarters of 2022, the 1.2% Operator made partial contractual rent payments totaling $4.0 million. We are in discussions to sell or release to another operator a portion of the facilities included in the 1.2% Operator’s master lease.

2.0% Operator

In June 2022, an operator (the “2.0% Operator”), representing 2.0%, 2.1% and 2.2% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively, short-paid the contractual rent amount due under its lease agreement by $0.6 million. In July 2022, we drew the full $5.4 million letter of credit that was held as collateral from the 2.0% Operator and applied $0.6 million of the proceeds to pay the unpaid portion of June 2022 rent. In the third quarter of 2022, the 2.0% Operator continued to short-pay the contractual amount due under its lease agreement. As such, we applied $3.3 million of the remaining proceeds of the letter of credit to pay the unpaid portion of July, August and September 2022 rent. We placed the 2.0% Operator on a cash basis of revenue recognition during the third quarter of 2022 and wrote-off approximately $10.5 million of straight-line rent receivables and lease inducements. In the fourth quarter of 2022, the 2.0% Operator paid $2.2 million in contractual rent and we applied the remaining $1.5 million of collateral against the remaining unpaid rent. As of February 1, 2023, we have transitioned 19 of the 23 facilities previously included in the 2.0% Operator’s master lease to other operators and are in discussions to re-lease the remaining four facilities to another operator.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

0.4% Operator

In June 2022, we placed an operator (the “0.4% Operator”), representing 0.4%, 0.5% and 0.6% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively, on a cash basis of revenue recognition. The change in our evaluation of the collectibility of future rent payments due from the 0.4% Operator was a result of information received from the operator during the second quarter of 2022 regarding substantial doubt as to its ability to continue as a going concern. As a result of placing the 0.4% Operator on a cash basis, we wrote-off approximately $2.1 million of straight-line rent receivables through rental income. For the year ended December 31, 2022, the 0.4% Operator failed to pay four months of rent representing $2.0 million.

0.9% Operator

In November and December 2022, an operator that was already on a cash basis of revenue recognition (the “0.9% Operator”), representing 0.9%, 1.0% and 1.0% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively, did not pay its contractual amounts due under its lease and loan agreements.

Healthcare Homes Limited

In December 2022, we agreed to allow Healthcare Homes Limited (“Healthcare Homes”), a U.K. based operator representing 2.9%, 2.4% and 2.3% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively, the ability to defer up to £6.7 million of contractual rent from January 2023 through April 2023 with regular payments required to resume in May 2023. The deferred rent balance accrues interest monthly at a rate of 8% per annum and must be fully repaid by December 31, 2024. Healthcare Homes remains current as of December 31, 2022 and is on a straight-line basis of revenue recognition.

Other Operators

During the year ended December 31, 2022, in addition to the operators specifically discussed above, we allowed four other operators, representing an aggregate 2.7%, 3.2% and 3.6% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively, to apply an aggregate of $3.4 million of their security deposits to pay rent to accommodate short term liquidity issues, with regular rent payments required to resume shortly thereafter. These operators also are required to begin replenishing their security deposits in 2023. Additionally, we granted three of these operators short-term deferrals for a portion of their respective rent due during the year ended December 31, 2022. As of December 31, 2022, three of the four operators that were allowed to apply security deposits to rent are current on their respective lease obligations after taking into account rent deferrals and/or the application of security deposits. The one operator that is not current on contractual obligations is on a cash basis of revenue recognition as of December 31, 2022.

Lease Inducements

For the years ended December 31, 2021 and 2020, we provided fundings of $22.3 million, and $34.1 million, respectively, to our operators subject to operating leases, which were accounted for as lease inducements and will be amortized as a reduction to rental income over the remaining term of the leases. Of the $22.3 million funded in 2021, $20 million was paid to LaVie and $2.3 million was paid to four other existing operators. Of the $34.1 million funded in 2020, $23.9 million was paid to Maplewood for development and start-up related costs and the remaining $10.2 million was paid to three other operators.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 6 –LEASES

Lease Income

The following table summarizes the Company’s rental income from operating leases:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Rental income – operating leases	$735,247	$911,701	$741,681
Variable lease income – operating leases	14,961	11,976	11,746
Total rental income	$750,208	$923,677	$753,427

Our variable lease income primarily represents the reimbursement of real estate taxes and ground lease expenses by operators that Omega pays directly.

The following amounts reflect the future minimum lease payments due to us for the remainder of the initial terms of our operating leases as of December 31, 2022:

(in thousands)
2023	$729,902
2024	761,895
2025	759,887
2026	769,715
2027	732,901
Thereafter	3,345,742
Total	$7,100,042

Lease Costs

As of December 31, 2022, the Company is a lessee under ground leases and/or facility leases related to 10 SNFs, one ALF and two offices. For the years ended December 31, 2022, 2021 and 2020, the expenses associated with these operating leases were $2.2 million, respectively and are included within general and administrative expense on the Statements of Operations.

The following table summarizes the balance sheet information related to leases where the Company is a lessee:

	December 31,	December 31,
	2022	2021

	(in thousands)
Other assets - right of use assets	$17,849	$16,117

Accrued expenses and other liabilities – lease liabilities	$19,130	$17,180

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Direct Financing Leases

The components of investments in direct financing leases consist of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Minimum lease payments receivable	$23,756	$24,863
Less unearned income	(12,437)	(13,460)
Investment in direct financing leases	11,319	11,403
Less allowance for credit losses on direct financing leases	(2,816)	(530)
Investment in direct financing leases – net	$8,503	$10,873

Properties subject to direct financing leases	1	1
Number of direct financing leases	1	1

During the year ended December 31, 2021, we received $0.7 million from a bankruptcy court created Distribution Trust related to a direct financing lease with a former operator which is recorded in recovery on direct financing leases on our Consolidated Statement of Operations.

NOTE 7 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of December 31, 2022, our real estate loans receivable consists of seven fixed rate mortgages on 52 long-term care facilities and 12 other real estate loans. The mortgage notes relate to facilities located in six states that are operated by six independent healthcare operating companies. The other real estate loans are with four of our operators as of December 31, 2022. We monitor compliance with the loans and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

The principal amounts outstanding of real estate loans receivable, net of allowances, were as follows:

	December 31,	December 31,
	2022	2021

	(in thousands)
Mortgage notes due 2030; interest at 10.96%(1)	$506,321	$653,564
Mortgage note due 2031; interest at 11.02%	76,049	103,762
Other mortgage notes outstanding(2)	149,153	151,361
Mortgage notes receivable – gross	731,523	908,687
Allowance for credit losses on mortgage notes receivable	(83,393)	(73,601)
Mortgage notes receivable – net	648,130	835,086
Other real estate loan due 2030; interest at 7.00%	250,500	201,613
Other real estate loans due 2024; interest at 13.17%(1)	98,440	90,752
Other real estate loans due 2022-2025; interest at 12.03%(1)	43,628	9,992
Other real estate loan due 2024; interest at 12.00%	—	40,232
Other real estate loans outstanding(3)	20,000	12,084
Leasehold mortgages and other real estate loans – gross	412,568	354,673
Allowance for credit losses on leasehold mortgages and other real estate loans	(17,967)	(8,973)
Leasehold mortgages and other real estate loans – net	394,601	345,700
Total real estate loans receivable – net	$1,042,731	$1,180,786
(1)	Approximates the weighted average interest rate on facilities as of December 31, 2022.
(2)	Other mortgage notes outstanding have a weighted average interest rate of 8.85% per annum as of December 31, 2022 and maturity dates ranging from 2023 through 2032 (with $6.5 million maturing in 2023).
(3)	As of December 31, 2022, includes one real estate loan with an interest rate of 12.00% and a maturity date of December 2, 2027.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Mortgage notes – interest income	$74,233	$91,661	$89,422
Leasehold mortgages and other real estate loans – interest income	36,089	31,988	27,867
Total real estate loans interest income	$110,322	$123,649	$117,289

Mortgage Notes due 2030

On June 30, 2022, Ciena Healthcare (“Ciena”) repaid $57.1 million under the $415.0 million amortizing mortgage (the “Ciena Master Mortgage”), $15.1 million under the $44.7 million mortgage and $41.5 million under four additional mortgages. Concurrent with these repayments, we released the mortgage liens on six facilities in exchange for the partial repayment and extended the maturity date of all of the Ciena mortgage notes to June 30, 2030 (with exception of two loans with an aggregate principal balance of $40.4 million with maturity dates in 2023).

On September 9, 2022, Ciena repaid $35.3 million under the Ciena Master Mortgage and $9.5 million under three additional mortgages. Concurrently with these partial repayments, we released the mortgage liens on two facilities in exchange for such partial repayments.

At December 31, 2022, the $506.3 million of Mortgage Notes with Ciena consisted of the following:

●	$415 million Ciena Master Mortgage that matures in 2030. The Ciena Master Mortgage note bore an initial interest rate of 9.0% per annum which increases by 0.225% per annum. In May 2020, we amended the Ciena Master Mortgage to increase the interest rate by 54 basis points from 10.13% per annum to 10.67% per annum and we sold eight SNFs and one ALF located in Michigan to Ciena for $83.5 million (as discussed below). As of December 31, 2022, the outstanding principal balance of the Ciena Master Mortgage note is $279.0 million and it is secured by 20 facilities. The interest rate on the Ciena Master Mortgage was 11.35% at December 31, 2022.
●	Additional borrowings in the form of incremental facility mortgages, construction and/or improvement mortgages with maturities through 2030 (with exception to one construction mortgage with principal of $19.1 million that matures in 2023) with initial annual interest rates ranging between 8.5% and 10% and fixed annual escalators of 2% or 2.5% over the prior year’s interest rate, or a fixed increase of 0.225% per annum. As of December 31, 2022, the outstanding principal balance of these mortgage notes which are secured by three facilities is $94.3 million. During the second quarter of 2021, one construction mortgage, included in the mortgage notes described above, with an original maturity date of 2021 was extended to 2029 and converted into a facility mortgage. During the third quarter of 2021, we acquired a facility which was previously subject to a $13.9 million construction mortgage, also included in the notes described above, and subsequently leased the property back to Ciena.
●	$44.7 million mortgage note related to five SNFs located in Michigan. The mortgage note matures on June 30, 2030 and bore an initial annual interest rate of 9.5% which increases each year by 0.225%. The interest rate on the mortgage note was 10.4% at December 31, 2022. During the second quarter of 2022, we released the mortgage lien on one facility under this mortgage loan in exchange for a $15.1 million repayment (as discussed above). As of December 31, 2022, the outstanding principal balance of this mortgage note is $28.6 million and it is secured by four SNFs. Additionally, the Company committed to fund an additional $9.6 million to Ciena if certain performance metrics are achieved by the portfolio.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

●	$83.5 million mortgage note related to eight SNFs and one ALF located in Michigan. These nine facilities were formerly leased to Ciena and were sold to Ciena by issuance of a first mortgage on May 1, 2020. The mortgage note matures on June 30, 2030 and bore an initial annual interest rate of 10.31% which increases each year by 2%. The interest rate on the mortgage note was 10.73% at December 31, 2022. As of December 31, 2022, the outstanding principal balance of this mortgage note is $83.1 million.
●	$21.3 million mortgage note related to one SNF located in Ohio. The mortgage note had an original maturity date of March 31, 2022 and bore an initial annual interest rate of 9.5%. During the year ended December 31, 2022, we amended the mortgage note to extend the maturity date to December 31, 2023 and to increase the interest rate to 9.74% beginning April 1, 2022 and to 9.98% beginning April 1, 2023. As of December 31, 2022, the outstanding principal balance of this mortgage note is $21.3 million.

The mortgage notes with Ciena are cross-defaulted and cross-collateralized with our existing master lease and other non-real estate loans with Ciena.

Mortgage Note due 2031

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

In the third quarter of 2021, we reduced the risk rating on the mortgage loan from a 4 to a 5, primarily due to the increased likelihood of a restructuring that would result in the modification of the mortgage loan terms. As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, Guardian failed to pay contractual rent and interest to us during the fourth quarter of 2021. The mortgage loan was placed on non-accrual status for interest recognition in October 2021 and is being accounted for under the cost recovery method. On December 30, 2021, we acquired two facilities, previously subject to the Guardian mortgage loan, in consideration for a reduction of $8.7 million in the mortgage principal and added the facilities to the master lease agreement. Following Guardian’s non-payment of rent and interest during the fourth quarter of 2021 and further negotiations with Guardian in the fourth quarter, we elected to further reduce the risk rating on the loan from a 5 to a 6 in the fourth quarter of 2021 and to evaluate the risk of loss on the loan on an individual basis. As the fair value of the 7 properties that collateralized the mortgage loan were estimated to be less than the remaining principal as of December 31, 2021 of $103.8 million, we reserved an additional $38.2 million through provision for credit losses in the fourth quarter of 2021. The total reserve as of December 31, 2021, related to the mortgage loan was $47.1 million and reduced the loan carrying value to the estimated fair value of the collateral of $56.7 million as of December 31, 2021. We also fully reserved approximately $1.0 million of contractual interest receivable related to the mortgage loan with Guardian in the fourth quarter of 2021.

Guardian continued to not pay contractual rent and interest due under its lease and mortgage loan agreements during the first quarter of 2022. On February 15, 2022, Guardian completed the sale of three facilities subject to the Guardian mortgage loan with Omega. Concurrent with the sale, Omega agreed to release the mortgage liens on these facilities in exchange for a partial paydown of $21.7 million. In connection with the partial paydown, we recorded a $5.1 million recovery for credit losses in the first quarter of 2022 related to the Guardian mortgage loan. In the second quarter of 2022, we agreed to a formal restructuring agreement and amendments to the master lease and mortgage loan with Guardian, which among other adjustments, extended the loan maturity and allowed for the deferral of certain contractual interest as discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements. These amendments were treated as a loan modification. Following the execution of the restructuring agreement, Guardian resumed paying contractual rent and interest during the second quarter of 2022 and continued such payments in the third and fourth quarters of 2022, in accordance with the restructuring terms. In the third and fourth quarters of 2022, we reserved an additional $0.3 million, in aggregate, through provision for credit losses due to a decrease in the estimated fair value of the four facilities that are collateral under the mortgage.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of December 31, 2022, the amortized cost basis of the Guardian mortgage loan is $76.0 million, which represents 6.6% of the total amortized cost basis of all real estate loan receivables. The total reserve as of December 31, 2022 related to the mortgage loan was $40.8 million and reduced the loan carrying value to the estimated fair value of the collateral of $35.2 million as of December 31, 2022. As of December 31, 2022, the mortgage loan is secured by three SNFs and one ALF located in Pennsylvania. During the year ended December 31, 2022, we received $6.0 million of interest payments that were applied directly against the principal balance outstanding using the cost recovery method.

Other mortgage notes outstanding

As of December 31, 2022, our other mortgage notes outstanding represents 4 mortgage loans to 4 operators with liens on 11 facilities. Included below are new mortgage loans within this bucket that were entered into during the years ended December 31, 2022, and 2021.

Mortgage Note due 2032; interest at 10.50%

On July 1, 2021, we financed six SNFs in Ohio and amended an existing $6.4 million mortgage, inclusive of two Ohio SNFs, to include the six facilities in a consolidated $72.4 million mortgage for eight Ohio facilities bearing interest at an initial rate of 10.5% per annum. In conjunction with this transaction, we also acquired three Maryland facilities that were previously subject to a mortgage issued by Omega bearing interest at 13.75% per annum with a principal balance of $36.0 million that was included in other mortgage notes outstanding. The purchase price for these three facilities was equal to the remaining mortgage principal amount, and the three acquired Maryland facilities were subsequently leased back to the seller for a term expiring on December 31, 2032, assuming Omega exercises the options under the agreement. The base rent in the initial year is approximately $5.0 million and includes annual escalators of 2.5%. As of December 31, 2022, the outstanding principal balance of this mortgage note is $72.4 million.

Mortgage Note due 2025; interest at 7.85%

In connection with the MedEquities Merger on May 17, 2019, the Company acquired a first mortgage lien issued to Lakeway Realty, L.L.C, an unconsolidated joint venture discussed in Note 11 – Investments in Joint Ventures, in the original principal amount of approximately $73.0 million bearing interest at 8% per annum based on a 25-year amortization schedule and maturing on March 20, 2025. We determined the acquisition date fair value of the acquired mortgage was $69.1 million. As of December 31, 2022 and 2021, this mortgage has a carrying value of $63.8 million and $65.5 million, respectively.

Other real estate loan due 2030

On July 31, 2020, we entered into a $220.5 million secured revolving credit facility with Maplewood as a part of an overall restructuring with this operator. $132.1 million of the facility was drawn at closing which was used to repay our prior secured revolving credit facilities with aggregate capacity of $65.0 million with Maplewood, as well as other lease obligations owed to us, of which approximately $55.4 million was scheduled to be repaid at termination of the master lease. Loan proceeds under the new credit facility may also be used to fund Maplewood’s working capital needs. Advances made under this facility bear interest at a fixed rate of 7% per annum and the facility matures on June 30, 2030. On June 22, 2022, we amended the secured revolving credit facility with Maplewood to increase the maximum commitment under the facility from $220.5 million to $250.5 million. Maplewood was determined to be a VIE when this loan was originated in 2020. Our balances and risk of loss associated with Maplewood are included within our disclosures in Note 10 – Variable Interest Entities. As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, we began negotiations to restructure and amend Maplewood’s lease and loan agreements during the fourth quarter of 2022. As a result of the anticipated restructuring, we placed the Maplewood revolving credit facility on non-accrual status for interest recognition during the fourth quarter of 2022 due to the anticipated restructuring of its lease and loan agreement. As of December 31, 2022, $250.5 million remains outstanding on this credit facility to Maplewood.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, in the first quarter of 2023, Omega entered into a restructuring agreement and a loan amendment that modified the senior revolving credit facility. As part of the restructuring agreement and loan amendment, Omega agreed to extend the maturity date to June 2035, increase the capacity of the senior revolving credit facility from $250.5 million to $320.0 million, including PIK interest applied to the principal, and to convert the 7% cash interest due on the senior revolving credit facility to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, 4% cash interest and 3% PIK interest in 2025 and through the maturity date.

Other real estate loans due 2024

Our other investment notes due in 2024 consists of two secured term loans with Genesis with initial borrowings of $48.0 million and $16.0 million at issuance. The $48.0 million term loan was issued in July 2016 (the “2016 Term Loan”), with subsequent amendments in 2018, 2019 and 2021, and currently bears interest at a fixed rate of 14% per annum, of which 9% per annum is paid-in-kind. The 2016 Term Loan was initially scheduled to mature on July 29, 2020, but through the amendments noted above, the maturity date of this loan was extended to January 1, 2024. The $16.0 million secured term loan was issued on March 6, 2018 (the “2018 Term Loan”), and amended in 2021, and bears interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind. The 2018 Term Loan was initially scheduled to mature on July 29, 2020, but through the amendments noted above was extended to January 1, 2024. Both the 2016 and 2018 Term Loans are on an accrual status as of December 31, 2022. Both the 2016 and 2018 Term Loans are secured by a first priority lien on and security interest in certain collateral of Genesis. As of December 31, 2022, there was approximately $78.1 million and $20.3 million outstanding on the 2016 and 2018 Term Loans, respectively.

Other real estate loans due 2022-2025

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

Other real estate loan due 2024

Our other investment note due in 2024 consisted of a $60.0 million mezzanine loan, with an operator, that was acquired and financed in 2016 and subsequently amended and refinanced in May 2018. The loan was amended again in 2022. As amended, the mezzanine loan bore interest at a fixed interest rate of 12% per annum and contractually matured on May 31, 2024. During the third quarter of 2022, this loan was fully repaid.

Other real estate loans outstanding

Preferred Equity Investment in Joint Venture - $20 million

On June 2, 2022, we made a $20.0 million preferred equity investment, which is treated as a loan for accounting purposes, in a new real estate joint venture that was formed to acquire an acute care hospital in New York. Omega’s preferred equity investment bears a 12% return per annum and must be mandatorily redeemed by the joint venture at the earlier of December 2027 or the occurrence of certain significant events within the joint venture. We have determined that the joint venture is a VIE, but we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the joint venture’s economic performance. As such, this $20.0 million preferred equity investment is included in the unconsolidated VIE table presented in Note 10 – Variable Interest Entities.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 8 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators and/or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower. As of December 31, 2022, we had 29 loans with 15 different borrowers. A summary of our non-real estate loans is as follows:

	December 31,	December 31,
	2022	2021

	(in thousands)
Notes due 2024-2025; interest at 8.12% (1)	$55,791	$55,791
Notes due 2022-2028; interest at 10.44% (1)(2)	55,981	22,142
Notes due 2036; interest at 8.13% (1)	32,539	2,690
Note due 2027; interest at 12.00%	39,653	—
Note due 2024; interest at 7.50%	47,999	15,000
Other notes outstanding (3)	77,186	88,982
Non-real estate loans receivable – gross	309,149	184,605
Allowance for credit losses on other investments	(83,868)	(60,421)
Total non-real estate loans receivable – net	$225,281	$124,184
(1)	Approximate weighted average interest rate as of December 31, 2022.
(2)	Includes one loan with a principal balance of $1.5 million that was to mature in 2022 but remains outstanding as of December 31, 2022. We are in negotiations to extend the loan.
(3)	Other notes outstanding have a weighted average interest rate of 7.18% as of December 31, 2022 with maturity dates ranging from 2022 through 2028 (with $10.8 million maturing in 2023). We have two loans within other notes outstanding with aggregate principal of $9.8 million that were to mature in 2022, but remain outstanding as of December 31, 2022. We are in negotiations to extend a $4.4 million loan to 2024 and we have fully reserved the other $5.4 million loan.

For the years ended December 31, 2022, 2021 and 2020, non-real estate loans generated interest income of $13.6 million, $12.7 million and $17.0 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

Notes due 2024-2025

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, Agemo failed to pay contractual rent and interest to us from August 2021 through October 2021 and in December 2021. In the third quarter of 2021, we recorded an additional provision for credit loss of $16.7 million related to these loans as a result of a reduction in the fair value of the underlying collateral assets. The reduction in fair value of the collateral assets was primarily driven by the application of Agemo’s $9.3 million letter of credit that supported the value of the Agemo Term Loan to Omega’s uncollected receivables and a reduction in Agemo’s working capital accessible to Omega as collateral, after considering other liens on the assets. Additionally, the loan has been placed on non-accrual status and we will use the cost recovery method and will apply any interest and fees received directly against the principal of the loan. During the year ended December 31, 2021, we received $1.2 million of interest payments which was applied against the principal.

Agemo continued to not pay contractual rent and interest due under its lease and loan agreements throughout 2022. During the year ended December 31, 2022, we recorded additional provisions for credit losses of $10.8 million related to the Agemo WC Loan because of reductions in the fair value of the underlying collateral assets supporting the current carrying values. At December 31, 2022, the total carrying value of our loans outstanding with Agemo, net of allowances for credit losses, is approximately $5.9 million.

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, in the first quarter of 2023, Omega entered into a restructuring agreement and a replacement loan agreement that modified the existing Agemo loans. Under the restructuring agreement, previously written off contractual unpaid interest related to the Agemo WC Loan and the Agemo Term Loan was forgiven. The outstanding principal of the Agemo Term Loan was rolled into a $32.0 million loan (“Agemo Replacement Loan A”). The outstanding principal of the Agemo WC Loan and the aggregate rent deferred and outstanding under the Agemo lease agreement will be combined into a $50.2 million loan (“Agemo Replacement Loan B” and with Agemo Replacement Loan A, the “Agemo Replacement Loans”). The Agemo Replacement Loans bear interest at 5.71% per annum and mature on December 31, 2036. No interest payments will accrue or are required to be paid until March 1, 2023, contingent upon Agemo’s compliance with certain conditions of the restructuring agreement. After three years, Agemo is required to make principal payments on the Agemo Replacement Loans dependent on certain cash flow metrics.

Notes due 2022-2028

Notes due 2022-2028 consists of eight loans with the same operator that are primarily short-term revolving lines of credit that are collateralized by the accounts receivable of certain operations of the operator. The most significant of the outstanding loans is a short-term $90.0 million revolving line of credit that we entered into on June 28, 2022 in connection with the $35.6 million mezzanine loan discussed in Note 7 – Real Estate Loans Receivable above. The loan proceeds were used by this operator to finance working capital requirements of new operations in a new state to the operator. The line of credit consists of two $45.0 million tranches that bear interest at fixed rates of 10% per annum and 12% per annum and mature on June 30, 2023 and June 1, 2023 (or earlier based on certain state reimbursement conditions), respectively. The revolving line of credit is secured by a first priority interest on the operator’s accounts receivable related to the new operations. As of December 31, 2022, the outstanding principal under this revolving line of credit was $33.0 million.

Notes due 2036

On September 1, 2021, we entered into an $8.3 million term loan with LaVie to be funded through monthly advances in the amount of $0.7 million from September 2021 through August 2022. This term loan bears interest at a fixed rate of 7% per annum (which may be paid-in-kind for the first year of the loan), matures on March 31, 2031 and requires monthly principal payments of $0.1 million commencing September 1, 2022. The loan is secured by a guarantee from LaVie’s parent entities.

On March 25, 2022, we entered into a $25.0 million term loan with LaVie that bears interest at a fixed rate of 8.5% per annum and matures on March 31, 2032. This term loan requires quarterly principal payments of $1.3 million commencing January 1, 2028 and is secured by a second priority lien on the operator’s accounts receivable.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the fourth quarter of 2022, we amended these loans with LaVie to, among other terms, extend the loan maturities to November 30, 2036 to align with the lease term, and starting in January 2023, reduce the interest rates to 2%, remove the requirement to make any principal payments until the maturity dates and to convert from monthly cash interest payments to interest paid-in-kind. These amendments were treated as loan modifications. In the fourth quarter of 2022, we reduced the risk rating on these loans from a 5 to a 6, primarily due to the modifications of the loan terms. Given the modifications, we evaluated the risk of loss on these loans on an individual basis based on the fair value of the collateral. Based on our evaluation of the collateral, during the fourth quarter of 2022, we recognized provisions for credit losses of $7.5 million related to the $8.3 million term loan (to fully reserve the loan balance) and $15.8 million related to the $25.0 million term loan. Following the sale of 11 facilities in the fourth quarter of 2022, discussed in Note 4 – Assets Held for Sale, Dispositions and Impairments, the remaining accounts receivable outstanding that collateralize the $25.0 million term loan was insufficient to support the current outstanding balance, and as a result, we recorded the additional reserves to reduce the carrying value of the $25.0 million loan to the fair value of the collateral. Additionally, the loans were placed on non-accrual status and we will use the cost recovery method and will apply any interest and fees received directly against the principal of the loans. During the year ended December 31, 2022, we applied $0.4 million of interest payments received to the $25.0 million term loan principal balance outstanding and $0.1 million of interest payments received to the $8.3 million term loan principal balance outstanding. As of December 31, 2022, the amortized cost basis of these loans was $32.5 million, which represents 10.5% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of December 31, 2022 related to the LaVie loans was $25.0 million.

Note due 2027

On September 1, 2022, we entered into a $40.0 million mezzanine loan with a new operator. The loan bears interest at a fixed rate of 12% per annum and matures on September 14, 2027. The loan also requires semi-annual principal payments of $1.7 million in January and July, commencing on January 1, 2023, and additional payments contingent on the occurrence of certain conditions. The loan is secured by an equity interest in subsidiaries of the operator. In February 2023, this loan was repaid.

Note due 2024

On July 8, 2019, the Company entered into a $15 million unsecured revolving credit facility agreement with a principal of an operator that bears interest at a fixed rate of 7.5% per annum and originally matured on July 8, 2022. During 2022, this revolving credit facility was amended multiple times to increase the maximum principal to $48 million, extend the maturity date to December 31, 2024 and require monthly principal payments of $0.5 million beginning in July 2022, which increase to $1.0 million in January 2023, to $1.5 million in August 2023 and to $2.5 million in December 2023. No principal payment amounts were required for the months of November and December 2022.

Other notes outstanding

As of December 31, 2022, our other notes outstanding represents 15 loans to operators that primarily consists of term loans and working capital loans or revolving credit facilities. Many of these loans are not individually significant and the use of proceeds of these loans can vary. Included below are the significant new loans entered into during the years ended December 31, 2022, 2021 and 2020 and significant updates to any existing loans.

Working Capital Loan – $20 million

In November 2021, we entered into a $20.0 million working capital loan (the “$20.0 million WC loan”) with an operator that managed, on an interim basis for a 4-month period, the operations of 23 facilities formerly leased to Gulf Coast. The $20.0 million WC loan bears interest at 3% per annum. The maturity date of the $20.0 million WC loan was the earlier of (i) December 31, 2022, (ii) the date of the termination of one or more of the MOTAs, or (iii) the date that New Manager requests that the loan be terminated. Advances under the working capital loan are not required to be repaid until maturity. The $20.0 million WC loan is secured by the accounts receivables of these facilities during the interim period of operation.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the year ended December 31, 2022, we recognized provisions for credit losses of $5.2 million related to the $20.0 million WC loan, which resulted in the loan being fully reserved. Following the sale of 22 facilities, discussed in Note 4 – Assets Held for Sale, Dispositions and Impairments, the remaining accounts receivable outstanding that collateralize the loan was insufficient to support the current outstanding balance, and as a result, we recorded the additional reserves to reduce the carrying value of the loan to the fair value of the collateral. The $20.0 million WC Loan was placed on non-accrual status during the third quarter of 2022 and is being accounted for under the cost recovery method. As of December 31, 2022, the outstanding principal under this loan was $5.4 million.

Gulf Coast – DIP Facility

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, in October 2021, we provided an up to $25.0 million senior secured DIP facility (the “DIP Facility”) with Gulf Coast, in order to provide liquidity for the operations of the Gulf Coast facilities during its Chapter 11 cases. A portion of the funding under the DIP Facility was tied to certain milestones and other conditions, including the transition of the management of the operations of the facilities. At December 31, 2021, these milestones and conditions had been met and the full capacity of the DIP Facility was available to be borrowed upon by Gulf Coast. The DIP Facility bears interest at LIBOR (subject to a 1% floor) plus 12% per annum and has an unused commitment fee equal to .50% of the average daily balance of the undrawn commitments. Interest and fees are payable monthly and the principal is due at maturity, unless the amount outstanding thereunder is accelerated prior to maturity. The DIP financing is guaranteed by all debtors in Gulf Coast’s Chapter 11 cases and is secured by liens on substantially all of their assets, including post-petition accounts receivable, subject in certain cases to other priorities or exceptions. As of December 31, 2021, $20.5 million was outstanding under the DIP Facility, which was fully reserved for as discussed further below.

Given the uncertainty and complexity surrounding the bankruptcy process and the deteriorated credit of Gulf Coast, we evaluated the DIP facility on an individual basis and elected to measure the risk of loss on the DIP Facility based on the fair value of the collateral. Based on the cash forecasts provided by Gulf Coast as part of the Support Agreement and on-going monthly reporting, we estimated that the collateral will have insufficient value to support the loan at maturity and that we will be unable to collect on substantially all principal amounts advanced to Gulf Coast under the DIP Facility. Upon funding, we fully reserved all principal amounts advanced under the DIP Facility. In the fourth quarter of 2021, we recorded reserves of $20.0 million (the principal outstanding after considering interest payments applied to principal discussed below) related to the DIP facility through the provision for credit losses on December 31, 2021. See further discussion within Note 9 – Allowance for Credit Losses. Additionally, we have placed the loan on non-accrual status and used the cost recovery method to apply any interest and fees received directly against the principal of the loan. During the year ended December 31, 2021, we received $0.5 million of interest and fee payments that we applied against the outstanding principal and recognized a recovery for credit loss equal to the amount of payments applied against the principal.

During the year ended December 31, 2022, we recorded an additional net provision for credit losses of $0.2 million related to the DIP Facility, which reflects the full reserve of additional advances of $2.2 million made under the facility during 2022 and a $2.0 million recovery for interest and fee payments received during 2022 that were applied against the outstanding principal. The DIP facility matured on August 15, 2022, which resulted in a write-off of the loan and reserve balances.

Revolving Credit Facility – $25 million

On October 1, 2021, the Company amended the terms of a $15 million revolving credit facility with an operator (the 3.7% Operator discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements) that was previously issued in December 2020 and had a maturity date of December 1, 2022. The amendment increased the maximum principal of $20 million, reduced the interest rate to 5% for the first year and 6% thereafter and extended the maturity date to September 30, 2024. The credit facility is secured by a first lien on the accounts receivable of the 3.7% Operator. Following the amendment in the fourth quarter, the 3.7% Operator drew $7.8 million under the credit facility during the fourth quarter of 2021. This revolving credit facility was further amended in the fourth quarter of 2022 to increase the maximum principal to $25 million, with any borrowed amount in excess of $20 million to be repaid no later than June 30, 2023. During 2022, the 3.7% Operator drew $9.0 million under the facility and the line of credit of $25.0 million was fully drawn as of December 31, 2022.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, from January through March 2022, the 3.7% Operator paid contractual interest under the credit facility but failed to pay contractual rent due under its lease agreement. In March 2022, the lease with the 3.7% Operator was amended to allow for a short-term rent deferral for January through March 2022. The 3.7% Operator paid the contractual amount due under its lease and loan agreements from April 2022 through December 2022.

Promissory Notes – $20 million

In the fourth quarter of 2022, the Company entered into three unsecured loans with a principal of an operator with principal amounts of $17.0 million, $2.5 million and $0.5 million. The loans bear interest at 9% and mature on September 30, 2027. All three loans require quarterly principal payments commencing on January 3, 2023.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 9 – ALLOWANCE FOR CREDIT LOSSES

In the fourth quarter of 2022, we revised the presentation of certain loans subject to our allowance for credit losses as discussed in Note 2 – Summary of Significant Accounting Policies. The disclosures below have been reclassified to conform to the revised presentation. A rollforward of our allowance for credit losses, summarized by financial instrument type and internal credit risk rating, for the years ended December 31, 2022, 2021 and 2020 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2021	Provision (recovery) for Credit Loss for the year ended December 31, 2022		Write-offs charged against allowance for the year ended December 30, 2022	Allowance for Credit Loss as of December 31, 2022
		(in thousands)
1	Real estate loans receivable	$—	$162		$—		$162
2	Real estate loans receivable	14	143		—		157
3	Real estate loans receivable	5,367	9,743		—		15,110
4	Real estate loans receivable	20,577	13,089		—		33,666
5	Real estate loans receivable	136	(136)		—		—
6	Real estate loans receivable	56,480	248		(4,463)	(1)	52,265
	Sub-total	82,574	23,249		(4,463)		101,360

3	Investment in direct financing leases	530	(530)		—		—
5	Investment in direct financing leases	—	2,816		—		2,816
	Sub-total	530	2,286		—		2,816

2	Non-real estate loans receivable	29	830		—		859
3	Non-real estate loans receivable	1,206	873		—		2,079
4	Non-real estate loans receivable	56	578		—		634
5	Non-real estate loans receivable	7,861	10,758	(2)	—		18,619
6	Non-real estate loans receivable	51,269	28,460	(3)(4)	(18,052)	(5)	61,677
	Sub-total	60,421	41,499		(18,052)		83,868

2	Off-balance sheet non-real estate loan commitments	7	200		—		207
3	Off-balance sheet non-real estate loan commitments	207	(178)		—		29
3	Off-balance sheet real estate loan commitments	251	(251)		—		—
4	Off-balance sheet non-real estate loan commitments	216	(216)		—		—
4	Off-balance sheet real estate loan commitments	117	(33)		—		84
6	Off-balance sheet non-real estate loan commitments	143	2,107	(5)	(2,250)	(5)	—
	Sub-total	941	1,629		(2,250)		320

	Total	$144,466	$68,663		$(24,765)		$188,364
(1)	During the third quarter of 2022, we wrote-off the loan balance and reserve for one real estate loan with a rating of 6 that expired during the third quarter which had previously been fully reserved.
(2)	Reflects additional provisions of $10.8 million recorded on the Agemo WC Loan during the year ended December 31, 2022. See Note 8 – Non-real Estate Loans Receivable for additional information on the Agemo WC Loan.
(3)	Reflects aggregate provisions of $23.3 million recorded on the LaVie $25.0 million term loan and on the $8.3 million term loan during the fourth quarter of 2022. See Note 8 – Non-real Estate Loans Receivable for additional information on the LaVie term loans.
(4)	Reflects an additional provision of $5.2 million recorded on the $20 million WC loan during the year ended December 31, 2022 as discussed in Note 8 – Non-real Estate Loans Receivable.
(5)	In the second quarter of 2022, we recorded an additional reserve of $2.2 million related to the remaining commitment under the DIP facility as we were notified of the operator’s intent to draw the funds in the third quarter of 2022. In the third quarter of 2022, the remaining commitment under the facility was drawn and the facility expired and as a result we wrote-off the loan balance and related reserves as we do not expect to collect amounts under the facility following the expiration.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2020	Provision (recovery) for Credit Loss for the year ended December 31, 2021		Write-offs charged against allowance for the year ended December 30, 2021	Allowance for Credit Loss as of December 31, 2021
		(in thousands)
2	Real estate loans receivable	$86	$(72)		$—	$14
3	Real estate loans receivable	4,652	715		—	5,367
4	Real estate loans receivable	28,206	(7,629)	(1)	—	20,577
5	Real estate loans receivable	434	(298)		—	136
6	Real estate loans receivable	4,905	51,575	(1)	—	56,480
	Sub-total	38,283	44,291		—	82,574

3	Investment in direct financing leases	694	(164)		—	530
	Sub-total	694	(164)		—	530

2	Non-real estate loans receivable	94	(65)		—	29
3	Non-real estate loans receivable	1,415	(209)		—	1,206
4	Non-real estate loans receivable	23,056	(23,000)	(2)	—	56
5	Non-real estate loans receivable	1,854	6,102	(3)	(95)	7,861
6	Non-real estate loans receivable	—	51,269	(2)(4)	—	51,269
	Sub-total	26,419	34,097		(95)	60,421

2	Off-balance sheet non-real estate loan commitments	116	(109)		—	7
3	Off-balance sheet non-real estate loan commitments	209	(2)		—	207
3	Off-balance sheet real estate loan commitments	2,096	(1,845)		—	251
4	Off-balance sheet non-real estate loan commitments	—	216		—	216
4	Off-balance sheet real estate loan commitments	24	93		—	117
6	Off-balance sheet non-real estate loan commitments	—	143		—	143
	Sub-total	2,445	(1,504)		—	941

	Total	$67,841	$76,720		$(95)	$144,466
(1)	Amount reflects the movement of reserves associated with our mortgage loan with Guardian due to a reduction of our internal risk rating on the loan from a 4 to a 6 during 2021. As discussed in Note 7 – Real Estate Loans Receivable, we elected to evaluate the risk of loss on the loan on an individual basis, which resulted in recording an additional $38.2 million reserve on the mortgage loan. This amount also reflects $4.5 million of additional allowance recorded in the second quarter of 2021 to fully impair one real estate loan receivable with a rating of 4 that was subsequently reduced to a rating of 6 in the third quarter of 2021.
(2)	Amount reflects the movement of $22.7 million of reserves from non-real estate loans receivable with a rating of 4 to non-real estate loans receivable with a rating of 6 as a result of a reduction of our internal credit rating from a 4 to a 6 on the Agemo Term Loan during the third quarter of 2021. Concurrent with reducing the risk rating on the Agemo Term Loan to a 6, we recorded an additional provision of $8.8 million to fully reserve the remaining carrying value of the Agemo Term Loan. See Note 8 – Non-real Estate Loans Receivable for additional information on the conditions that drove the additional Agemo Term Loan provision and rating reduction.
(3)	The provision includes an additional $7.9 million allowance recorded on the Agemo WC Loan during the third quarter of 2021. We also reduced the internal rating on the Agemo WC Loan from a 4 to a 5 during the third quarter of 2021. See Note 8 – Non-real Estate Loans Receivable for additional information on the conditions that drove the additional Agemo WC Loan provision and rating reduction.
(4)	Amount reflects $20.0 million of additional allowance recorded in the fourth quarter of 2021 to fully reserve the remaining carrying value of the DIP Facility. See Note 8 – Non-real Estate Loans Receivable for additional information on the DIP Facility.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2019	Allowance for Credit Loss at January 1, 2020	Provision (recovery) for Credit Loss for the year ended December 31, 2020	Write-offs charged against allowance for the year ended December 30, 2020	Allowance for Credit Loss as of December 31, 2020
		(in thousands)
2	Real estate loans receivable	$—	$—	$86	$—	$86
3	Real estate loans receivable	—	1,721	2,931	—	4,652
4	Real estate loans receivable	—	21,419	6,787	—	28,206
5	Real estate loans receivable	—	1,150	(716)	—	434
6	Real estate loans receivable	4,905	364	(364)	—	4,905
	Sub-total	4,905	24,654	8,724	—	38,283

3	Investment in direct financing leases	217	611	83	(217)	694
	Sub-total	217	611	83	(217)	694

2	Non-real estate loans receivable	—	195	(101)	—	94
3	Non-real estate loans receivable	—	614	801	—	1,415
4	Non-real estate loans receivable	—	1,031	22,025	—	23,056
5	Non-real estate loans receivable	—	1,580	274	—	1,854
	Sub-total	—	3,420	22,999	—	26,419

2	Off-balance sheet non-real estate loan commitments	—	—	116	—	116
3	Off-balance sheet non-real estate loan commitments	—	—	209	—	209
3	Off-balance sheet real estate loan commitments	—	—	2,096	—	2,096
4	Off-balance sheet real estate loan commitments	—	100	(76)	—	24
	Sub-total	—	100	2,345	—	2,445

	Total	$5,122	$28,785	$34,151	$(217)	$67,841

Included below is a summary of the amortized cost basis of our financial instruments by year of origination and internal risk rating and a summary of our gross write-offs by year of origination:

Rating	Financial Statement Line Item	2022	2021	2020	2019	2018	2017	2016 & older	Revolving Loans	Balance as of December 31, 2022
		(in thousands)
1	Real estate loans receivable	$20,000	$—	$—	$—	$—	$—	$63,811	$—	$83,811
2	Real estate loans receivable	—	—	21,325	—	—	—	—	—	21,325
3	Real estate loans receivable	35,600	72,420	—	6,655	—	—	1,373	250,500	366,548
4	Real estate loans receivable	186	27,736	89,559	5,099	127,571	11,280	322,005	—	583,436
5	Real estate loans receivable	—	—	—	—	—	—	—	—	—
6	Real estate loans receivable	—	—	—	—	—	—	88,971	—	88,971
	Sub-total	55,786	100,156	110,884	11,754	127,571	11,280	476,160	250,500	1,144,091

5	Investment in direct financing leases	—	—	—	—	—	—	11,319	—	11,319
	Sub-total	—	—	—	—	—	—	11,319	—	11,319

2	Non-real estate loans receivable	33,000	—	—	—	—	—	—	56,299	89,299
3	Non-real estate loans receivable	63,704	—	—	5,131	10,800	—	—	9,550	89,185
4	Non-real estate loans receivable	2,299	—	—	4,260	—	—	1,000	25,000	32,559
5	Non-real estate loans receivable	—	—	—	—	24,548	—	—	—	24,548
6	Non-real estate loans receivable	24,640	7,899	—	—	4,425	—	31,243	5,351	73,558
	Sub-total	123,643	7,899	—	9,391	39,773	—	32,243	96,200	309,149

	Total	$179,429	$108,055	$110,884	$21,145	$167,344	$11,280	$519,722	$346,700	$1,464,559

	Year to date gross write-offs	$—	$(20,302)	$—	$—	$(4,463)	$—	$—	$—	$(24,765)

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Interest Receivable on Real Estate Loans and Non-real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of December 31, 2022 and 2021, we have excluded $8.2 million and $11.1 million, respectively, of contractual interest receivables and $5.7 million and $9.6 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible. For the years ended December 31, 2021 and 2020, we wrote-off interest receivables of $1.0 million (related to the Guardian mortgage loan, see Note 7 – Real Estate Loans Receivable) and $3.8 million (related to the Agemo Term Loan, see Note 8 – Non-real Estate Loans Receivable) through the provision for credit losses. This write-off is not reflected in the roll forward of the allowance for credit losses above.

During the years ended December 31, 2022, 2021 and 2020, we recognized $17.2 million, $25.9 million and $22.7 million, respectively, of interest income related to loans on non-accrual status as of December 31, 2022.

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

Below is a summary of our assets, liabilities, collateral, and maximum exposure to loss associated with these unconsolidated VIEs as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

	(in thousands)
Assets
Real estate assets – net	$982,721	$1,144,851
Assets held for sale	—	191,016
Real estate loans receivable – net	270,500	201,613
Non-real estate loans receivable – net	5,929	29,155
Contractual receivables – net	114	1,227
Other receivables and lease inducements	—	22,795
Other assets	1,499	—
Total assets	1,260,763	1,590,657

Liabilities
Net in-place lease liability	(280)	(305)
Security deposit	(4,828)	(4,715)
Contingent liability	(43,915)	(43,915)
Other liabilities	(1,499)	—
Total liabilities	(50,522)	(48,935)

Collateral
Letters of credit	—	—
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(982,721)	(1,335,867)
Total collateral	(1,030,721)	(1,383,867)

Maximum exposure to loss	$179,520	$157,855
(1)	Amount excludes accounts receivable amounts that Omega has a security interest in as collateral under the two working capital loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $5.9 million and $29.2 million as of December 31, 2022 and December 31, 2021, respectively.

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

The table below reflects our total revenues from the operators that are considered VIEs for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

Revenue	(in thousands)
Rental income(1)	$53,158	$120,381	$30,055
Interest income	16,456	15,336	11,864
Total	$69,614	$135,717	$41,919
(1)	The rental income for the year ended December 31, 2022, reflects the write-off of approximately $29.3 million of straight-line rent receivables and lease inducements related to Maplewood (see Note 5 – Contractual Receivables and Other Receivables and Lease Inducements). The rental income for the year ended December 31, 2020, reflects the write-off of approximately $75.3 million of contractual rent receivables, straight-line rent receivables and lease inducements related to Agemo (see Note 5 – Contractual Receivables and Other Receivables and Lease Inducements).

Consolidated VIEs

During the first quarter of 2022, we entered into a joint venture, which owns two ALFs, for a $3.2 million cash contribution, representing 52.4% of the outstanding equity of the joint venture. We also sold an ALF to the joint venture for $7.7 million in net proceeds during the first quarter of 2022. The joint venture is a VIE, and we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns or the obligation to absorb losses arising from the joint venture. Accordingly, this joint venture has been consolidated. Omega is not required to make any additional capital contributions to the joint venture. As of December 31, 2022, this joint venture has $25.8 million of total assets and $19.8 million of total liabilities, which are included in our Consolidated Balance Sheets. As a result of consolidating the joint venture, in the first quarter of 2022, we recorded a $2.9 million noncontrolling interest to reflect the contributions of the minority interest holder of the joint venture. No gain or loss was recognized on the initial consolidation of the VIE or upon the sale of the ALF to the joint venture.

In addition, as discussed in Note 3 – Real Estate Asset Acquisitions and Development, we consolidated the EATs that are classified as VIEs. See further discussion of EATs that are consolidated in Note 3 – Real Estate Asset Acquisitions and Development.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 11 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in a number of joint ventures which generally invest in the long-term healthcare industry. The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	December 31,	December 31,
Entity	%	Date	Investment(1)	Type	12/31/2022	2022	2021
Second Spring Healthcare Investments(2)	15%	11/1/2016	$50,032	SNF	—	$10,975	$11,355
Second Spring II LLC(3)	15%	3/10/2021	10,330	SNF	—	—	8
Lakeway Realty, L.L.C.(4)	51%	5/17/2019	73,834	Specialty facility	1	70,151	71,286
Cindat Joint Venture(5)	49%	12/18/2019	105,688	ALF	63	97,382	111,792
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	1,013	N/A	N/A	412	246
			$240,897			$178,920	$194,687
(1)	Our investment includes our transaction costs, if any.
(2)	The Company made a loan of $17.6 million in April 2020 to the venture which is included in other investments. See Note 8 – Non-real Estate Loans Receivable. During the first quarter of 2021, this joint venture sold 16 SNFs to an unrelated third party for approximately $328 million in net proceeds and recognized a gain on sale of approximately $102.2 million ($14.9 million of which represents the Company’s share of the gain). During the first quarter of 2021, this joint venture also sold five SNFs to Second Spring II LLC for approximately $70.8 million in net proceeds. During 2020, this joint venture sold 16 SNFs subject to an operating lease for approximately $259.1 million in net cash proceeds and recognized a gain on sale of approximately $40.4 million ($5.9 million of which represents the Company’s share of the gain).
(3)	We acquired a 15% interest in Second Spring II LLC for approximately $10.3 million. During the first quarter of 2021, this joint venture acquired five SNFs from Second Spring Healthcare Investments for approximately $70.8 million. During the second and third quarters of 2021, this joint venture sold five SNFs to an unrelated third party for approximately $65 million in net proceeds and recognized a loss on sale of approximately $0.4 million ($0.1 million of which represents the Company’s share of the loss).
(4)	We acquired an interest in a joint venture that owns the Lakeway Regional Medical Center (the “Lakeway Hospital”) in Lakeway, Texas. Our initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. The lessee of the Lakeway Hospital has an option to purchase the facility from the joint venture. The lessee also has a right of first refusal and a right of first offer in the event the joint venture intends to sell or otherwise transfer Lakeway Hospital.
(5)	We acquired a 49% interest in Cindat Ice Portfolio JV, GP Limited, Cindat Ice Portfolio Holdings, LP and Cindat Ice Portfolio Lender, LP. Cindat Ice Portfolio Holdings, LP owns 63 care homes leased to two operators in the U.K. pursuant to operating leases. Cindat Ice Portfolio Lender, LP holds loans to a third-party operator. Our investment in Cindat Joint Venture consists primarily of real estate. Our initial basis difference of approximately $35 million is being amortized on a straight-line basis over approximately 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.

The following table reflects our income (loss) from unconsolidated joint ventures for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
Entity	2022	2021	2020

	(in thousands)
Second Spring Healthcare Investments(1)	$1,170	$12,323	$2,807
Second Spring II LLC	(2)	(757)	—
Lakeway Realty, L.L.C.	2,637	2,562	2,483
Cindat Joint Venture	3,910	2,478	1,812
OMG Senior Housing, LLC	(508)	(417)	(497)
OH CHS SNP, Inc.	54	(127)	(462)
Total	$7,261	$16,062	$6,143
(1)	The income from this unconsolidated joint venture for the year ended December 31, 2021 includes a $14.9 million gain on sale of real estate investments.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For the years ended December 31, 2022, 2021 and 2020, we recognized approximately $0.7 million, $0.8 million and $1.2 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

Other Equity Investments

In the third quarter of 2021, we made an investment of $20.0 million in SafelyYou, Inc. (“SafelyYou”), a technology company that has developed artificial intelligence-enabled video that detects and helps prevent resident falls in ALFs and SNFs. Through our investment, we obtained preferred shares representing 5% of the outstanding equity of SafelyYou and warrants to purchase SafelyYou common stock representing an additional 5% of outstanding equity as of the date of our investment. SafelyYou has committed, for a specified period, to using the proceeds of our investment to install its technology in our facilities or other facilities of our operators. The vesting of the warrants is contingent upon SafelyYou’s attainment of certain installation targets in our facilities. To the extent these installation targets are not attained, the investment funds associated with the unvested warrants would be returned to Omega. The investment in the preferred shares and warrants are recorded within other assets on the Consolidated Balance Sheets. As of December 31, 2022, 10% of the SafelyYou warrants have vested as a result of certain installation targets being met.

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill:

(in thousands)
Balance as of December 31, 2021	$651,417
Foreign currency translation	(1,571)
Sale of subsidiary(1)	(6,695)
Balance as of December 31, 2022	$643,151
(1)	In the fourth quarter of 2022, we sold a senior living focused technology company acquired by Omega in 2020, for a 6% equity investment in the acquiring entity that offers a suite of technology services to senior living facilities. In connection with the sale, we recognized a $1.2 million gain in other expense (income) – net. We included $6.7 million of goodwill in the net assets disposed in connection with the transaction. Our investment in the acquiring entity is included within other assets in the consolidated balance sheet as December 31, 2022.

The following is a summary of our lease intangibles as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

	(in thousands)
Assets:
Above market leases	$5,929	$5,929
Accumulated amortization	(4,484)	(4,313)
Net above market leases	$1,445	$1,616

Liabilities:
Below market leases	$66,433	$66,324
Accumulated amortization	(44,595)	(38,091)
Net below market leases	$21,838	$28,233

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For the years ended December 31, 2022, 2021 and 2020, our net amortization related to intangibles was $5.7 million, $9.5 million and $14.2 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2023 – $3.4 million; 2024 – $3.2 million; 2025 – $3.2 million; 2026 – $2.7 million; 2027 – $2.4 million and $5.5 million thereafter. As of December 31, 2022, the weighted average remaining amortization period of above market lease assets is approximately ten years and of below market lease liabilities is approximately seven years.

NOTE 13 - CONCENTRATION OF RISK

As of December 31, 2022, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 926 healthcare facilities, located in 42 states and the U.K. and operated by 67 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.5 billion at December 31, 2022, with approximately 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 665 SNFs, 169 ALFs, 20 ILFs, 16 specialty facilities and two MOBs, (ii) fixed rate mortgages on 48 SNFs, two ALFs and two specialty facilities, and (iii) two facilities that are held for sale. At December 31, 2022, we also held other real estate loans (excluding mortgages) receivable of $394.6 million and non-real estate loans receivable of $225.3 million, consisting primarily of secured loans to third-party operators of our facilities, and $178.9 million of investments in six unconsolidated joint ventures.

At December 31, 2022, we had investments with one operator/or manager that approximated or exceeded 10% of our total investments: Maplewood. At December 31, 2021, we had investments with two operators/or managers that approximated or exceeded 10% of our total investments: Maplewood and LaVie. Maplewood generated approximately 8.9%, 7.9% and 5.3% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively. LaVie generated approximately 11.1%, 9.5% and 9.4% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, the three states in which we had our highest concentration of investments were Florida (11.5%), Texas (10.3%) and Indiana (6.6%).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 14 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Annual
		Interest Rate
		as of
		December 31,		December 31,	December 31,
	Maturity	2022		2022	2021

				(in thousands)
Secured borrowings:
HUD mortgages(1)(2)	2046-2052	3.01	%(3)	$344,708	$359,806
2023 term loan(4)	2023	8.00%		2,161	2,275
2024 term loan(5)	2024	9.63%		19,727	—
Total secured borrowings				366,596	362,081

Unsecured borrowings:
Revolving credit facility(6)(7)	2025	5.58%		19,246	—
				19,246	—
Senior notes and other unsecured borrowings:
2023 notes(6)(8)	2023	4.375%		350,000	350,000
2024 notes(6)	2024	4.950%		400,000	400,000
2025 notes(6)	2025	4.500%		400,000	400,000
2026 notes(6)	2026	5.250%		600,000	600,000
2027 notes(6)	2027	4.500%		700,000	700,000
2028 notes(6)	2028	4.750%		550,000	550,000
2029 notes(6)	2029	3.625%		500,000	500,000
2031 notes(6)	2031	3.375%		700,000	700,000
2033 notes(6)(9)	2033	3.250%		700,000	700,000
OP term loan(10)(11)	2025	5.83%		50,000	50,000
Deferred financing costs – net				(22,276)	(26,980)
Discount – net				(26,732)	(31,565)
Total senior notes and other unsecured borrowings – net				4,900,992	4,891,455

Total unsecured borrowings – net				4,920,238	4,891,455

Total secured and unsecured borrowings – net(12)(13)				$5,286,834	$5,253,536
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at December 31, 2022. Secured by real estate assets with a net carrying value of $482.2 million as of December 31, 2022.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Excludes fees of approximately 0.65% for mortgage insurance premiums.
(4)	Borrowing is the debt of a consolidated joint venture.
(5)	Borrowing is the debt of the consolidated joint venture discussed in Note 10 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing is secured by two ALFs, which are owned by the joint venture.
(6)	Guaranteed by Omega OP.
(7)	As of December 31, 2022, borrowings under Omega’s $1.45 billion senior unsecured multicurrency revolving credit facility consisted of £16.0 million British Pounds Sterling (“GBP”). The applicable interest rate on the US Dollar tranche and on the GBP borrowings under the alternative currency tranche of the credit facility were 5.58% and 4.75% as of December 31, 2022, respectively.
(8)	In March 2021, we used a portion of the proceeds from the 2033 Senior Notes offering to fund the tender offer to redeem $350 million of the 4.375% Senior Notes due 2023. In connection with this transaction, we recorded approximately $30.6 million in related fees, premiums, and expenses for the year ended December 31, 2021, which were recorded as Loss on debt extinguishment in our Consolidated Statement of Operations.
(9)	In March 2021, we used the proceeds from this offering to pay down outstanding borrowings on the 2017 Revolving Credit Facility, repay the Sterling term loan, and fund the tender offer to purchase $350 million of the 4.375% Senior Notes due 2023 and the payment of accrued interest and related fees, premiums and expenses.
(10)	Omega OP is the obligor on this borrowing.
(11)	The interest rate swaps, that were cash flow hedges of Omega OP’s $50.0 million senior unsecured term loan facility’s (the “OP term loan”) interest payments and that effectively fixed the interest rate at 3.29%, matured on February 10, 2022.
(12)	All borrowings are direct borrowings of Parent unless otherwise noted.
(13)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2022 and December 31, 2021, we were in compliance with all applicable covenants for our borrowings.

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

On August 31, 2022, we paid approximately $7.9 million to retire one mortgage loan guaranteed by HUD that was assumed in 2019 and had a fixed interest rate of 2.92% per annum with a maturity date in 2051. The payoff included a $0.4 million prepayment fee which is included in loss on debt extinguishment on our Consolidated Statements of Operations.

All HUD loans are subject to the regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, debt service and capital replacement expenditures. As of December 31, 2022, the Company has total escrow reserves of $27.7 million with the loan servicer that is reported within other assets on the Consolidated Balance Sheets.

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

2017 Omega Credit Facilities

On May 25, 2017, Omega entered into a credit agreement (the “2017 Omega Credit Agreement”) for a new $1.8 billion senior unsecured revolving and term loan credit facility, consisting of a $1.25 billion senior unsecured multicurrency revolving credit facility (the “2017 Revolving Credit Facility”), a $425 million senior unsecured U.S. Dollar term loan facility (the “U.S. Term Loan”), and a £100 million senior unsecured British Pound Sterling term loan facility (the “Sterling Term Loan” and, together with the 2017 Revolving Credit Facility and the U.S. Term Loan Facility, collectively, the “2017 Omega Credit Facilities”). The 2017 Revolving Credit Facility bore interest at LIBOR plus an applicable percentage (with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The U.S. Term Loan Facility and the Sterling Term Loan Facility bore interest at LIBOR plus an applicable percentage (with a range of 90 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Subordinated Debt

In connection with a 2010 acquisition, we assumed five separate $4.0 million subordinated notes bearing interest at 9% per annum that mature on December 21, 2021. Interest on these notes is due quarterly with the principal balance due at maturity. As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, to the extent that the operator of the facilities (Gulf Coast) failed to pay rent when due to us under our existing master lease, we had the right to offset the amounts owed to us against the amounts we owe to the lender under the notes. As of December 31, 2021, we offset $1.3 million of accrued interest and $20.0 million of principal under the Subordinated Debt against the uncollected receivables of Gulf Coast. Following the application of these offsets, Omega believes it has no further obligations under the Subordinated Debt. See Note 20 – Commitments and Contingencies for additional discussion regarding an ongoing lawsuit related to the Subordinated Debt.

General

Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under the senior unsecured revolving and term loan credit facility, OP term loan and the outstanding senior notes) and their investments in non-guarantor subsidiaries. Substantially all of our assets are held by non-guarantor subsidiaries.

The required principal payments, excluding the premium or discount and deferred financing costs on our secured and unsecured borrowings, for each of the five years following December 31, 2022 and the aggregate due thereafter are set forth below:

(in thousands)
2023	$359,898
2024	427,723
2025	477,462
2026	608,466
2027	708,725
Thereafter	2,753,591
Total	$5,335,865

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On March 27, 2020, we entered into five forward starting swaps totaling $400 million that are indexed to 3-month LIBOR. We designated the forward starting swaps as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, initially expected to occur within the next five years. The swaps are effective on August 1, 2023 and expire on August 1, 2033 and were issued at a weighted average fixed rate of approximately 0.8675%. In March 2021, in conjunction with the issuance of $700 million aggregate principal amount of our 3.25% Senior Notes due 2033, we discontinued hedge accounting for these five forward starting swaps. Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

In addition to the forward swaps discussed above, we also assumed various interest rate swap contracts in connection with the MedEquities Merger on May 17, 2019. We designated the interest rate swap contracts as cash flow hedges of interest rate risk associated with the 2017 Omega OP Credit Agreement. The assumed interest rate swap contracts effectively converted $75 million of our 2017 Omega OP Credit Agreement to an aggregate fixed rate of approximately 3.29% through February 10, 2022. The effective fixed rate achieved by the combination of the 2017 Omega OP Credit Agreement and the interest rate swaps could fluctuate up by 55 basis points or down by 45 basis points based on future changes to our credit ratings. In October 2020, we terminated $25.0 million of notional value interest rate swaps in connection with the partial repayment and paid our swap counterparty $0.6 million which is recorded in loss on debt extinguishment on our Consolidated Statements of Operations. On February 10, 2022, the two remaining interest rate swaps with aggregate notional amounts of $50.0 million matured. These interest rate swap contracts were designated as hedges against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP Term Loan. The OP Term Loan is unhedged for the period after February 10, 2022 through its maturity on April 30, 2025.

Foreign Currency Forward Contracts and Debt Designated as Net Investment Hedges

We use debt denominated in GBP and foreign currency forward contracts to hedge a portion of our net investments, including certain intercompany loans, in the U.K. against fluctuations in foreign exchange rates.

GBP denominated borrowings under the Sterling term loan and the 2017 Revolving Credit Facility were previously used to hedge a portion of our investments in the U.K. against fluctuations in GBP against the USD. The GBP denominated borrowings under both debt instruments were deemed an effective hedge from issuance in May 2017 until the settlement of the Sterling term loan and the repayment of the GBP denominated borrowings under the 2017 Revolving Credit Facility in March 2021.

Concurrent with the settlement of the GBP denominated debt, we entered into four foreign currency forwards with notional amounts totaling £174.0 million, that mature on March 8, 2024, to hedge a portion of our net investments in the U.K., including an intercompany loan and an investment in our U.K. joint venture, effectively replacing the terminated net investment hedge.

On May 17, 2022, we entered into two new foreign currency forward contracts with notional amounts totaling £76.0 million and a GBP-USD forward rate of 1.3071, each of which mature on May 21, 2029. These currency forward contracts hedge a portion of our net investments in U.K. subsidiaries, including an intercompany loan.

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	December 31,	December 31,
	2022	2021

Cash flow hedges:	(in thousands)
Other assets	$92,990	$32,849
Accrued expenses and other liabilities	$—	$96

Net investment hedges:
Other assets	$34,977	$6,754

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

At December 31, 2022 and 2021, the net carrying amounts and fair values of other financial instruments were as follows:

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$8,503	$8,503	$10,873	$10,873
Real estate loans receivable – net	1,042,731	1,080,890	1,180,786	1,220,888
Non-real estate loans receivable – net	225,281	228,498	124,184	125,491
Total	$1,276,515	$1,317,891	$1,315,843	$1,357,252
Liabilities:
Revolving credit facility	$19,246	$19,246	$—	$—
2023 term loan	2,161	2,275	2,275	2,275
2024 term loan	19,727	19,750	—	—
OP term loan	49,762	50,000	49,661	50,000
4.375% notes due 2023 – net	349,669	347,998	349,100	365,243
4.95% notes due 2024 – net	398,736	394,256	397,725	427,184
4.50% notes due 2025 – net	398,446	388,920	397,685	427,440
5.25% notes due 2026 – net	597,848	589,104	597,142	667,524
4.50% notes due 2027 – net	693,837	657,468	692,374	766,003
4.75% notes due 2028 – net	544,916	507,425	543,908	607,249
3.625% notes due 2029 – net	491,890	411,090	490,681	519,430
3.375% notes due 2031 – net	685,382	540,386	683,592	705,810
3.25% notes due 2033 – net	690,506	507,976	689,587	683,151
HUD mortgages – net	344,708	266,161	359,806	394,284
Total	$5,286,834	$4,702,055	$5,253,536	$5,615,593

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Real estate loans receivable: The fair value of the real estate loans receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

●	Revolving credit facility, OP term loan, 2023 term loan and 2024 term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.
●	HUD mortgages: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

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

As a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2022, 2021 and 2020, we distributed dividends in excess of our taxable income.

We currently own stock in certain subsidiary REITs. These subsidiary entities are required to individually satisfy all of the rules for qualification as a REIT. If we fail to meet the requirements for qualification as a REIT for any of the subsidiary REITs, it may cause the Parent REIT to fail the requirements for qualification as a REIT also.

We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes and may be subject to current-year income inclusion relating to ownership of a controlled foreign corporation for U.S. income tax purposes. As of December 31, 2022, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $10.2 million. Our NOL carry-forward was fully reserved as of December 31, 2022, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

As discussed in Note 3 – Real Estate Asset Acquisitions and Development, in connection with the acquisition of one U.K. entity in the first quarter of 2022, we acquired foreign net operating losses of $55.0 million resulting in a NOL deferred tax asset of $13.4 million. The NOLs have no expiration date and may be available to offset future taxable income. We believe these foreign NOLs are realizable under a “more likely than not” measurement and have not recorded a valuation allowance against the deferred tax asset.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of our provision for income taxes:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Provision for federal, state and local income taxes (1)	$1.2	$1.4	$1.3
Provision for foreign income taxes (2)	3.4	2.4	3.6
Total provision for income taxes (3)	$4.6	$3.8	$4.9
(1)	For the years ended December 31, 2022, 2021 and 2020, income before income tax expense and income from unconsolidated joint ventures from domestic operations was $418.5 million, $403.9 million and $151.5 million, respectively.
(2)	For the years ended December 31, 2022, 2021 and 2020, income before income tax expense and income from unconsolidated joint ventures from foreign operations was $17.6 million, $12.2 million and $10.8 million, respectively.
(3)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

The following is a summary of deferred tax assets and liabilities:

	December 31,	December 31,
	2022	2021

	(in thousands)
U.S. Federal net operating loss carryforward	$2,138	$2,221
Valuation allowance on deferred tax asset	(2,138)	(2,221)
Foreign net operating loss carryforward	11,268	—
Foreign deferred tax liability (1)	(5,373)	(8,200)
Net deferred tax asset (liability)	$5,895	$(8,200)
(1)	The deferred tax liability primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition.

NOTE 18 – STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On March 20, 2020, Omega’s Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock from time to time over the twelve months ending March 20, 2021. Omega did not repurchase any of its outstanding common stock under this announced program during 2020 or 2021.

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Under Maryland law, shares repurchased become authorized but unissued shares. The Company reduced the common stock at par value and to the extent the cost acquired exceeds par value, it is recorded through additional paid-in capital on our Consolidated Balance Sheets and Consolidated Statements of Equity. During the year ended December 31, 2022, the Company repurchased 5.2 million shares of our outstanding common stock at an average price of $27.32 per share, for a total repurchase cost of $142.3 million. The average price per share and repurchase cost includes the cost of commissions.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

During the second quarter of 2021, we terminated the 2015 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion (the “2021 ATM Program”) may be sold from time to time (i) by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals, or (ii) by several financial institutions acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Under the 2021 ATM Program, compensation for sales of the shares will not exceed 2% of the gross sales price per share for shares sold through each financial institution. The use of forward sales under the 2021 ATM Program generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the 2021 ATM Program during 2021 or 2022. The following is a summary of the shares issued under the 2021 and 2015 ATM Programs for each of the years ended December 31, 2020, 2021, and 2022 (in millions except average price per share):

		Average Net Price
Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Commissions	Net Proceeds
December 31, 2020	4.2	$36.16	$155.1	$2.5	$152.6
December 31, 2021	4.2	36.53	155.1	3.4	151.7
December 31, 2022	—	—	—	—	—
(1)	Represents the average price per share after commissions.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock. On March 23, 2020, we temporarily suspended the DRSPP and on December 17, 2020, we reinstated the DRSPP. The table below presents information regarding the shares issued under the DRSPP for each of the years ended December 31, 2020, 2021, and 2022 (in millions):

Period Ended	Shares issued	Gross Proceeds
December 31, 2020	0.1	$3.7
December 31, 2021	3.4	126.7
December 31, 2022	0.3	9.2

Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
February 7, 2022	February 15, 2022	$0.67
May 2, 2022	May 13, 2022	0.67
August 1, 2022	August 15, 2022	0.67
November 1, 2022	November 15, 2022	0.67
February 6, 2023	February 15, 2023	0.67

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
Common	2022	2021	2020
Ordinary income	$1.264	$1.987	$1.961
Return of capital	0.095	0.117	0.654
Capital gains	1.321	0.576	0.065
Total dividends paid	$2.680	$2.680	$2.680

Pursuant to Treasury Regulation Section 1.1061-6(c), Omega Healthcare Investors Inc. is disclosing the following information to its shareholders. “One Year Amounts Disclosure” is zero percent of the capital gain distributions allocated to each shareholder and “Three Year Amounts Disclosure” is zero percent of the capital gain distributions allocated to each shareholder. All capital gain distributions reported are related to Section 1231 gain.

For additional information regarding dividends, see Note 17 – Taxes.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the
	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(24,012)	$(18,427)	$(35,100)
Translation (loss) gain	(59,622)	(6,302)	16,595
Realized (loss) gain	(1,370)	717	78
Ending balance	(85,004)	(24,012)	(18,427)

Derivative Instruments:
Cash flow hedges:
Beginning balance	30,407	17,718	(2,369)
Unrealized gain	51,761	9,788	34,712
Realized gain (loss)(1)	4,188	2,901	(14,625)
Ending balance	86,356	30,407	17,718
Net investment hedges:
Beginning balance	(9,588)	(13,331)	(4,420)
Unrealized gain (loss)	28,222	3,743	(8,911)
Ending balance	18,634	(9,588)	(13,331)
Total accumulated other comprehensive income (loss) before noncontrolling interest	19,986	(3,193)	(14,040)
Add: portion included in noncontrolling interest	339	993	1,272
Total accumulated other comprehensive income (loss) for Omega	$20,325	$(2,200)	$(12,768)
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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 19 – STOCK-BASED COMPENSATION

At December 31, 2022, we maintained several stock-based compensation plans as described below. For the years ended December 31, 2022, 2021 and 2020, we recognized stock-based compensation of $27.3 million, $21.4 million and $18.8 million, respectively, related to these plans.

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

	January 1,	January 1,	January 1,
	2022	2021	2020
Closing price on date of grant	$29.59	$36.32	$42.35
Dividend yield	9.06%	7.38%	6.33%
Risk free interest rate at time of grant	0.98%	0.18%	1.65%
Expected volatility	38.74%	42.55%	21.77%

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the activity in restricted stock, RSUs, PRSUs, and PIUs for the years ended December 31, 2020, 2021 and 2022:

	Time-Based		Performance-Based
		Weighted -		Weighted -	Total
	Number of	Average Grant-	Number of	Average Grant-	Compensation
	Shares/Omega	Date Fair Value	Shares/Omega	Date Fair Value	Cost (1)
	OP Units	per Share	OP Units	per Share	(in millions)
Non-vested at December 31, 2019	298,592	31.44	2,401,087	13.01
Granted during 2020	158,572	39.88	1,208,537	17.11	$27.00
Cancelled during 2020	(2,006)	42.05	(54,076)	16.52
Vested during 2020	(184,480)	29.28	(658,052)	14.85
Non-vested at December 31, 2020	270,678	37.78	2,897,496	14.24
Granted during 2021	210,429	36.52	1,232,178	18.76	$30.80
Cancelled during 2021	(14,157)	36.58	(188,128)	18.01
Forfeited during 2021	—	—	(746,357)	14.83
Vested during 2021	(148,538)	34.30	(973,142)	10.33
Non-vested at December 31, 2021	318,412	38.62	2,222,047	17.94
Granted during 2022	256,818	29.40	1,620,330	14.73	$31.40
Cancelled during 2022	(2,000)	29.59	(5,232)	11.90
Forfeited during 2022	—	—	(621,199)	13.68
Vested during 2022 (2)	(165,206)	40.91	—	—
Non-vested at December 31, 2022	408,024	$31.93	3,215,946	$17.16
(1)	Total compensation cost to be recognized on the awards based on grant date fair value.
(2)	PRSUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

As of December 31, 2022, unrecognized compensation costs related to unvested awards to employees is as follows:

●	$5.4 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 34 months.
●	$0.7 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 12 months.
●	$14.0 million on TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 45 months.
●	$17.1 million on Relative TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 45 months.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards (units). The deferred stock awards (units) participate in future dividend equivalents as well as the change in the value of the Company’s common stock. As of December 31, 2022 and 2021, the Company had 646,871 and 630,623 deferred stock units outstanding.

Tax Withholding for Stock Compensation Plans

Stock withheld to pay tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2022, 2021 and 2020, was $1.1 million, $4.6 million and $4.7 million, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

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

As of December 31, 2022, approximately 1.6 million shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

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

Following a mediation, the plaintiffs and defendants reached an agreement in principle on a settlement of the Securities Class Action and thereafter executed a stipulation of settlement dated December 9, 2022 (“Settlement”), subject to the approval of the District Court. On December 27, 2022, the District Court granted preliminary approval of the settlement, and scheduled a hearing for April 25, 2023 on final approval of the Settlement. Pursuant to the preliminary approval order, and subject to final approval by the District Court, the Settlement payment of $30.75 million has been transmitted to an escrow account by the Company’s directors and officers insurers. The Settlement does not include any admission of wrongdoing or liability on the part of the Company or the individual defendants, and upon final approval by the Court, provides for a dismissal of, and a release of all claims against the defendants by a class of persons and/or entities who purchased or otherwise acquired Company securities from February 8, 2017 through October 31, 2017. The Company recorded a $31 million legal reserve related to the Securities Class Action in the third quarter of 2022, which is included within accrued expenses and other liabilities on the Consolidated Balance Sheets. As the Settlement proceeds are to be paid by insurance, the Company concurrently recorded a receivable for $31 million within other assets on the Consolidated Balance Sheet, and consequently there is no impact to the Consolidated Statements of Operations related to this matter.

Certain derivative actions have also been brought against the officers named in the Securities Class Action, and certain current and former directors of the Company, alleging claims relating to the matters at issue in the Securities Class Action. These derivative actions are currently stayed pending certain developments in the Securities Class Action.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Other

Gulf Coast Subordinated Debt

In August 2021, we filed suit in the Circuit Court for Baltimore County (the “Court”) against the holders of certain Subordinated Debt (the “Debt Holders”) associated with our Gulf Coast master lease agreement, following an assertion by the holders that our prior exercise of offset rights in connection with Gulf Coast’s non-payment of rent had resulted in defaults under the terms of the Subordinated Debt. The suit seeks a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by an indirect subsidiary of Omega (“Omega Obligor”) under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt may be (and was) offset in full as of December 31, 2021. In October 2021, the defendants in the case filed a motion to dismiss for lack of personal jurisdiction. On November 3, 2022, the Court granted the noteholders’ motion to dismiss for lack of personal jurisdiction, and Omega filed a timely appeal of the ruling. While Omega believes Omega Obligor is entitled to the enforcement of the offset rights sought in the action, Omega cannot predict the outcome of the declaratory judgment action, irrespective of whether (a) it is ultimately litigated in the Court if Omega Obligor prevails in its appeal or (b) if the order granting the motion to dismiss for lack of personal jurisdiction is affirmed.

On or about January 19, 2023, the Debt Holders served a lawsuit against the Omega Obligor in the Superior Court of the State of Delaware, asserting claims for (i) breach of the instruments evidencing the Subordinated Debt, (ii) declaratory judgment, and (iii) unjust enrichment, all claims that are factually based on the claims that are the subject of Omega Obligor’s suit in the Court and that are now on appeal. On February 8, 2023, Omega Obligor filed a motion to dismiss or, in the alternative, to stay this action pending the outcome of the above referenced lawsuit in Maryland. The motion is presently pending before the Delaware state court. Omega believes that the claims are baseless and is evaluating procedural and substantive legal options in connection with this recently filed suit.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Lakeway Realty, L.L.C.

In September 2016, MedEquities received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Hospital or by providers with financial relationships with Lakeway Hospital (the “Potential Claims”). As a result of the acquisition of MedEquities, the Company owns a 51% interest in an unconsolidated limited liability company that owns Lakeway Hospital, Lakeway Realty, L.L.C. The CID requested certain documents and information related to the acquisition and ownership of Lakeway Hospital through Lakeway Realty, L.L.C. The Company has learned that the DOJ is investigating, among other items, MedEquities’ conduct in connection with its investigation of financial relationships related to Lakeway Hospital, including allegations by the DOJ that these relationships violate and continue to violate the Anti-Kickback Statute and, as a result, related claims submitted to federal payors violated and continue to violate the False Claims Act.

On September 29, 2020, the DOJ announced it had reached a settlement of a False Claims Act case with Lakeway Regional Medical Center wherein Lakeway Regional Medical Center agreed to pay $1.1 million for inducing certain physicians to refer patients by offering a low risk and high return investment in the form of a joint venture to purchase and then lease back the hospital to Lakeway Regional Medical Center. A MedEquities subsidiary was a party to this transaction but was not included in settlement discussions, and we understand that the settlement did not fully resolve the investigation referenced in the CID.

As of November 7, 2022, Lakeway Realty, L.L.C., one of its members, MRT of Lakeway TX-ACH, LLC, and Omega (together, “Defendants”), the U.S., the State of Texas and certain named relators entered into a settlement agreement pursuant to which Defendants were released from the Potential Claims from March 2, 2015 through August 31, 2016, in exchange for Omega’s agreement to pay approximately $3.1 million. Defendants admitted no liability associated with the Potential Claims. In the second quarter of 2022, the Company recorded a $3.0 million legal reserve related to this matter, which is included in other (expense) income – net on the Consolidated Statements of Operations. The settlement was paid in the fourth quarter of 2022 and Omega has no remaining legal reserves related to this matter as of December 31, 2022.

In addition to the matters above, we are subject to various other legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of December 31, 2022, our maximum funding commitment under these indemnification agreements was approximately $5.1 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at December 31, 2022, are outlined in the table below (in thousands):

Construction and capital expenditure mortgage loan commitments	$7,269
Lessor construction and capital commitments under lease agreements (1)	203,655
Non-real estate loan commitments (2)	71,353
Total remaining commitments (3)	$282,277
(1)	Includes $93.3 million related to our $177.7 million commitment relating to the redevelopment of the real estate property located in Washington, D.C. discussed in Note 3 – Real Estate Asset Acquisitions and Development.
(2)	This amount includes $57.0 million related to the $90.0 million short-term revolving line of credit discussed in Note 8 – Non-real Estate Loans Receivable.
(3)	Includes finance costs.

NOTE 21 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$297,103	$20,534	$163,535
Restricted cash	3,541	3,877	4,023
Cash, cash equivalents and restricted cash at end of year	$300,644	$24,411	$167,558

Supplemental information:
Interest paid during the year, net of amounts capitalized	$220,748	$214,406	$216,206
Taxes paid during the year	$5,793	$6,288	$6,974

Non cash investing activities
Non-cash acquisition of business	$—	$—	$(1,826)
Non-cash acquisition of real estate	$(9,818)	$(58,595)	$—
Non-cash proceeds from sale of real estate investments	$—	$—	$83,910
Non-cash proceeds from sale of business	$7,532	$—	$—
Non-cash placement of loan principal	$—	$(7,000)	$(208,075)
Non-cash collection of loan principal	$—	$65,595	$68,025
Non-cash investment in other investments	$(7,532)	$—	$—

Non cash financing activities
Non-cash (repayment) borrowing of other long-term borrowings	$—	$(20,000)	$6,459
Non-cash contribution from noncontrolling member in consolidated joint venture	$2,903	$—	$—
Change in fair value of cash flow hedges	$88,460	$23,457	$19,788
Remeasurement of debt denominated in a foreign currency	$(4,077)	$3,010	$8,911

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 22 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except per share amounts)
Numerator:
Net income	$438,841	$428,302	$163,545
Deduct: net income attributable to noncontrolling interests	(11,914)	(11,563)	(4,218)
Net income available to common stockholders	$426,927	$416,739	$159,327
Denominator:
Denominator for basic earnings per share	236,256	236,933	227,741
Effect of dilutive securities:
Common stock equivalents	1,198	785	1,239
Noncontrolling interest – Omega OP Units	6,836	6,620	6,124
Denominator for diluted earnings per share	244,290	244,338	235,104

Earnings per share – basic:
Net income available to common stockholders	$1.81	$1.76	$0.70
Earnings per share – diluted:
Net income	$1.80	$1.75	$0.70

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2022

							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period (3) (5)						Depreciation
				Acquisition						(4)		(7)	in Latest
			Buildings and		Carrying	(6)	(8)	Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Alabama (SNF)		$1,817	$33,356	$12,916	$—	$—	$1,817	$46,272	$48,089	$(40,830)	1960 - 1982	1992 - 1997	31 years - 33 years
Arizona (ALF, ILF, SNF)		11,502	121,240	3,653	—	—	11,502	124,893	136,395	(31,171)	1949 - 1999	2005 - 2021	25 years - 40 years
Arkansas (ALF, SNF)		2,893	59,094	8,517	—	(36)	2,893	67,575	70,468	(43,108)	1967 - 1988	1992 - 2014	25 years - 31 years
California (ALF, SH, SNF)		81,970	464,633	7,925	—	(479)	81,970	472,079	554,049	(141,641)	1938 - 2013	1997 - 2021	5 years - 35 years
Colorado (ILF, SNF)		11,279	88,830	7,790	—	—	11,279	96,620	107,899	(50,881)	1925 - 1975	1998 - 2016	20 years - 39 years
Connecticut (ALF)		25,063	252,417	7,116	1,320	—	25,063	260,853	285,916	(65,116)	1968 - 2019	2010 - 2017	30 years - 33 years
Florida (ALF, ILF, SNF)	(2)	122,046	1,017,770	20,143	—	(55,540)	121,106	983,313	1,104,419	(265,779)	1942 - 2018	1993 - 2021	2 years - 39 years
Georgia (ALF, SNF)		3,740	47,689	768	—	—	3,740	48,457	52,197	(16,072)	1967 - 1997	1998 - 2016	30 years - 40 years
Idaho (SNF)		5,735	47,530	1,514	—	(542)	5,193	49,044	54,237	(21,697)	1920 - 2008	1997 - 2014	25 years - 39 years
Illinois (ALF)		1,830	13,967	1,536	—	—	1,830	15,503	17,333	(1,429)	1999	2021	25 years
Indiana (ALF, ILF, IRF, MOB, SH, SNF)		48,429	585,487	11,739	—	(7,380)	48,408	589,867	638,275	(198,490)	1942 - 2015	1992 - 2020	20 years - 40 years
Iowa (ALF, SNF)		2,343	59,310	—	—	—	2,343	59,310	61,653	(20,796)	1961 - 1998	2010 - 2014	23 years - 33 years
Kansas (SNF)		4,092	38,693	14,219	—	—	4,092	52,912	57,004	(24,740)	1957 - 1977	2005 - 2011	25 years
Kentucky (ALF, SNF)		15,556	130,819	7,517	—	—	15,556	138,336	153,892	(53,921)	1964 - 2002	1999 - 2016	20 years - 33 years
Louisiana (ALF, SNF)	(2)	6,577	93,709	4,877	448	(4,690)	6,577	94,344	100,921	(31,207)	1957 - 2020	1997 - 2019	22 years - 39 years
Maryland (SNF)		15,144	111,651	4,985	—	—	15,144	116,636	131,780	(36,628)	1921 - 1985	2008 - 2022	25 years - 30 years
Massachusetts (ALF, SNF)		23,621	143,172	20,052	—	(693)	23,621	162,531	186,152	(63,139)	1964 - 2017	1997 - 2014	20 years - 33 years
Michigan (SNF)		380	16,120	—	—	—	380	16,120	16,500	(7,835)	1964 - 1973	2011	25 years
Minnesota (ALF, ILF, SNF)		10,502	52,585	5,972	—	—	10,502	58,557	69,059	(20,777)	1966 - 1983	2014	33 years
Mississippi (SNF)	(2)	8,803	191,448	827	—	—	8,803	192,275	201,078	(43,425)	1965 - 2008	2009 - 2019	20 years - 30 years
Missouri (SNF)		4,584	86,316	13,910	—	(23,425)	4,424	76,961	81,385	(22,560)	1955 - 1994	1999 - 2019	25 years - 33 years
Montana (SNF)		1,319	11,698	432	—	—	1,319	12,130	13,449	(3,594)	1963 - 1971	2005	33 years
Nebraska (SNF)		750	14,892	—	—	—	750	14,892	15,642	(5,534)	1966 - 1969	2012 - 2015	20 years - 33 years
Nevada (BHS, SH, SNF)		8,811	92,797	8,350	—	—	8,811	101,147	109,958	(33,334)	1972 - 2012	2009 - 2017	25 years - 33 years
New Hampshire (ALF, SNF)		1,782	19,837	1,463	—	—	1,782	21,300	23,082	(11,907)	1963 - 1999	1998 - 2006	33 years - 39 years
New Jersey (ALF)		12,953	58,199	1,576	1,559	—	12,953	61,334	74,287	(4,346)	1999 - 2021	2019 - 2021	25 years
New Mexico (SNF)		6,008	45,285	1,318	—	—	6,008	46,603	52,611	(13,530)	1960 - 1985	2005	33 years
New York (ALF)		118,606	176,921	1,841	40,543	—	118,606	219,305	337,911	(22,665)	2020	2015	25 years
North Carolina (ALF, SNF)	(2)	30,935	367,008	9,171	336	(714)	30,935	375,801	406,736	(104,222)	1964 - 2019	1994 - 2022	25 years - 36 years
Ohio (ALF, BHP, BHS, SH, SNF)		32,147	419,651	18,460	345	(22,937)	32,147	415,519	447,666	(109,899)	1929 - 2021	1994 - 2020	25 years - 39 years
Oklahoma (SNF)		2,296	19,934	—	—	—	2,296	19,934	22,230	(10,790)	1965 - 1993	2010 - 2013	20 years - 33 years
Oregon (ALF, ILF, SNF)		7,331	125,133	9,913	—	—	7,331	135,046	142,377	(23,639)	1959 - 2007	2005 - 2021	25 years - 33 years
Pennsylvania (ALF, ILF, SNF)		30,072	393,156	18,026	—	(19,006)	30,067	392,181	422,248	(121,187)	1873 - 2012	2004 - 2022	20 years - 39 years
Rhode Island (SNF)		3,299	23,487	3,805	—	—	3,299	27,292	30,591	(15,843)	1965 - 1981	2006	39 years
South Carolina (SNF)		8,480	76,912	2,860	—	—	8,480	79,772	88,252	(26,687)	1959 - 2007	2014 - 2016	20 years - 33 years
Tennessee (ALF, BHP, SNF)		12,976	268,846	7,227	—	—	12,976	276,073	289,049	(108,446)	1968 - 2018	1992 - 2021	20 years - 31 years
Texas (ALF, BHS, ILF, IRF, MOB, SH, SNF)		80,905	839,069	37,918	197	(40,543)	79,902	837,644	917,546	(238,519)	1949 - 2019	1997 - 2021	20 years - 40 years
United Kingdom (ALF)		122,941	465,187	11,923	—	(77,593)	109,243	413,215	522,458	(81,496)	1650 - 2012	2015 - 2022	25 years - 30 years
Vermont (SNF)		318	6,005	602	—	—	318	6,607	6,925	(3,432)	1971	2004	39 years
Virginia (ALF, SNF)		35,435	376,943	12,659	—	(939)	35,261	388,837	424,098	(89,062)	1964 - 2017	2010 - 2021	25 years - 40 years
Washington (ALF, SNF)		16,582	194,121	5,837	—	(2)	16,582	199,956	216,538	(42,743)	1951 - 2004	1999 - 2022	25 years - 33 years
Washington DC (ALF)		68,017	—	12,901	3,877	—	68,017	16,778	84,795	—	N/A	2021	N/A
West Virginia (SNF)		1,973	66,946	7,062	—	—	1,973	74,008	75,981	(47,534)	1961 - 1996	1994 - 2011	25 years - 39 years
Wisconsin (SNF)		399	4,581	2,153	—	—	399	6,734	7,133	(3,122)	1974	2005	33 years
Total		$1,012,241	$7,722,444	$331,473	$48,625	$(254,519)	$995,698	$7,864,566	$8,860,264	$(2,322,773)

(1)	The real estate included in this schedule is being used in either the operation of skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), independent living facilities (“ILF”), specialty facilities (consisting of behavioral health substance facilities (“BHS”), behavioral health psychology facilities (“BHP”), independent rehabilitation facilities (“IRF”) and specialty hospitals (“SH”)) or medical office buildings (“MOB”), located in the states or country indicated.
(2)	Certain of the real estate indicated are security for the HUD loan borrowings totaling $344.7 million at December 31, 2022.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2022

(3)

	Year Ended December 31,
	2020	2021	2022
Balance at beginning of period	$8,985,994	$8,702,154	$9,028,745
Acquisitions (a)	125,060	742,486	225,336
Impairment	(69,913)	(44,673)	(38,451)
Improvements	88,130	60,953	60,931
Disposals/other	(427,117)	(432,175)	(416,297)
Balance at close of period	$8,702,154	$9,028,745	$8,860,264

(a)	Includes approximately $19.1 million, $58.6 million and $8.2 million of non-cash consideration exchanged and/or valuation adjustments during the years ended December 31, 2020, 2021 and 2022, respectively.

(4)

	Year Ended December 31,
	2020	2021	2022
Balance at beginning of period	$1,787,425	$1,996,914	$2,181,528
Provisions for depreciation	329,508	341,497	331,963
Dispositions/other	(120,019)	(156,883)	(190,718)
Balance at close of period	$1,996,914	$2,181,528	$2,322,773

(5)   The reported amount of our real estate at December 31, 2022 is greater than the tax basis of the real estate by approximately $73 million (unaudited).

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

(in thousands)

December 31, 2022

									Carrying
									Amount of
								Carrying	Loans
							Face	Amount	Subject to
				Final			Amount	of	Delinquent
		Interest	Fixed/	Maturity		Prior	of	Mortgages	Principal
Grouping	Description (1)	Rate	Variable	Date	Periodic Payment Terms	Liens	Mortgages	(3) (4) (6)	or Interest

	First Mortgages
1	Michigan (20 SNFs)	11.35%	F(2)	2030	Interest plus approximately $56.3 of principal payable monthly with $271,997 due at maturity	None	$415,000	$279,029	$—
2	Michigan (4 SNFs)	10.40%	F(2)	2030	Interest plus approximately $5.8 of principal payable monthly with $27,909 due at maturity	None	44,200	28,631	—
3	Michigan (2 SNFs)	10.63%	F(2)	2030	Interest plus approximately $3.6 of principal payable monthly with $10,381 due at maturity	None	11,000	10,826	—
4	Ohio (8 SNFs)	10.50%	F(2)	2032	Interest payable monthly until maturity	None	72,420	72,420	—
5	Pennsylvania (3 SNFs and 1 ALF)	11.02%	F(2)	2031	Interest payable monthly until maturity	None	82,017	35,234	—	(5)
6	Texas (1 specialty facility)	7.85%	F	2025	Interest plus approximately $150.1 of principal payable monthly with $59,546 due at maturity	None	72,960	63,811	—
7	Massachusetts (1 specialty facility)	9.00%	F	2023	Interest plus approximately $60.0 of principal payable monthly with $6,197 due at maturity	None	9,000	—	—	(5)
8	Tennessee ( 1 SNF)	8.35%	F	2015	Past due	None	6,377	1,472	1,472	(5)
9	Michigan (1 SNF)	9.57%	F(2)	2030	Interest payable monthly until maturity	None	14,045	14,045	—
10	Ohio (1 SNF)	9.74%	F(2)	2023	Interest payable monthly until maturity	None	21,325	21,325	—
11	Michigan (8 SNFs and 1 ALF)	10.73%	F(2)	2030	Interest plus approximately $16.4 of principal payable monthly with $80,918 due at maturity	None	83,454	83,030	—

	Capital Expenditure Mortgages
12	Michigan	10.75%	F(2)	2030	Interest payable monthly until maturity	None	3,490	3,480	—
13	Michigan	12.49%	F(2)	2030	Interest payable monthly until maturity	None	4,220	4,220	—
14	Michigan	12.18%	F(2)	2030	Interest payable monthly until maturity	None	4,120	4,112	—
15	Michigan	9.50%	F(2)	2030	Interest payable monthly until maturity	None	248	186	—
16	Michigan	11.89%	F(2)	2030	Interest payable monthly until maturity	None	5,445	5,318	—
17	Michigan	11.02%	F(2)	2030	Interest payable monthly until maturity	None	15,203	15,094	—
18	Michigan	10.40%	F(2)	2030	Interest payable monthly until maturity	None	500	500	—
19	Michigan	10.23%	F(2)	2030	Interest payable monthly until maturity	None	5,450	5,188	—
20	Michigan	9.55%	F(2)	2030	Interest payable monthly until maturity	None	2,900	2,542	—
21	Michigan	9.98%	F(2)	2030	Interest payable monthly until maturity	None	9,771	9,518	—
22	Michigan	9.74%	F(2)	2030	Interest payable monthly until maturity	None	325	195	—

	Construction Mortgages
23	Michigan (1 SNF)	9.73%	F(2)	2023	Interest paid-in-kind monthly until maturity	None	25,683	19,082	—

	Allowance for credit loss on mortgage loans(7)						—	(31,128)	—

							$909,153	$648,130	$1,472
(1)	Loans included in this schedule represent first mortgages, capital expenditure mortgages and construction mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)	Interest on the loans escalates annually at a fixed rate.
(3)	The aggregate cost for federal income tax purposes is approximately $731.5 million (unaudited).

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE — continued

(in thousands)

December 31, 2022

(4)

	Year Ended December 31,
	2020	2021	2022
Balance at beginning of period	$773,563	$885,313	$835,086
Additions during period - new mortgage loans or additional fundings (a)	149,957	93,891	12,977
Deductions during period - collection of principal/other (b)	(9,867)	(103,761)	(190,141)
Allowance for credit loss on mortgage loans	(28,340)	(40,357)	(9,792)
Balance at close of period	$885,313	$835,086	$648,130
(a)	The 2020 amount includes $0.6 million of non-cash interest paid-in-kind and $86.9 million of non-cash placement of mortgage capital. The 2021 amount includes $0.2 million of non-cash interest paid-in-kind and $7.0 million of non-cash placement of mortgage principal. The 2022 amount includes $1.2 million of non-cash interest paid-in-kind.
(b)	The 2021 amount includes $58.6 million of non-cash principal reductions. The 2022 amount includes $6.0 million of interest payments that were directly applied against the principal balance outstanding using the cost recovery method.

(5)	Mortgage written down to the fair value of the underlying collateral.
(6)	Mortgages included in the schedule which were extended during 2022 aggregated approximately $541.6 million.
(7)	The allowance for credit loss on mortgage loans represents the allowance calculated utilizing a PD and LGD methodology. For mortgages that the risk of loss was evaluated on an individual basis, the allowance is included as a reduction to the carrying amount of the mortgage.

INDEX TO EXHIBITS TO 2022 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
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
10.6A

2019 Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8A of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6B

2019 Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8B of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6C

2019 Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8C of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6D

2019 Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8D of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6E

2019 Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8E of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6F

2019 Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8F of the Company’s Annual Report on Form 10-K filed February 26, 2019). +

10.6G

2020 Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8G of the Company’s Annual Report on Form 10-K filed February 28, 2020). +

10.6H

2020 Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8H of the Company’s Annual Report on Form 10-K filed February 28, 2020). +

10.6I

2020 Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8I of the Company’s Annual Report on Form 10-K filed February 28, 2020). +

10.6J

2020 Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8J of the Company’s Annual Report on Form 10-K filed February 28, 2020). +

10.6K

2020 Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8K of the Company’s Annual Report on Form 10-K filed February 28, 2020). +

10.6L

2020 Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8L of the Company’s Annual Report on Form 10-K filed February 28, 2020). +

10.6M

Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6M to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6N

Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6N to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6O

Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6O to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6P

Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6P to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6Q

Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6Q to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6R

Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6R to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

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
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	February 14, 2023	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Omega Healthcare Investors, Inc., for itself and in the capacities on the date indicated.

Signatures	Title	Date

/s/ C. Taylor Pickett	Chief Executive Officer	February 14, 2023
C. Taylor Pickett	(Principal Executive Officer)

/s/ Robert O. Stephenson	Chief Financial Officer	February 14, 2023
Robert O. Stephenson	(Principal Financial Officer)

/s/ Neal A. Ballew	Chief Accounting Officer	February 14, 2023
Neal A. Ballew	(Principal Accounting Officer)

/s/ Craig R. Callen	Chair of the Board	February 14, 2023
Craig R. Callen

/s/ Kapila K. Anand	Director	February 14, 2023
Kapila K. Anand

/s/ Dr. Lisa C. Egbuonu-Davis	Director	February 14, 2023
Dr. Lisa C. Egbuonu-Davis

/s/ Barbara B. Hill	Director	February 14, 2023
Barbara B. Hill

/s/ Kevin J. Jacobs	Director	February 14, 2023
Kevin J. Jacobs

/s/ C. Taylor Pickett	Director	February 14, 2023
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 14, 2023
Stephen D. Plavin /s/ Burke W. Whitman	Director	February 14, 2023
Burke W. Whitman