Form 10-Q
period 2023-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2023-05-03
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, there were 234,353,375 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,303,014	$7,347,853
Land	926,180	923,605
Furniture and equipment	498,334	499,902
Construction in progress	94,698	88,904
Total real estate assets	8,822,226	8,860,264
Less accumulated depreciation	(2,384,191)	(2,322,773)
Real estate assets – net	6,438,035	6,537,491
Investments in direct financing leases – net	8,670	8,503
Real estate loans receivable – net	1,061,869	1,042,731
Investments in unconsolidated joint ventures	181,339	178,920
Assets held for sale	25,766	9,456
Total real estate investments	7,715,679	7,777,101
Non-real estate loans receivable – net	189,880	225,281
Total investments	7,905,559	8,002,382

Cash and cash equivalents	245,182	297,103
Restricted cash	3,336	3,541
Contractual receivables – net	7,999	8,228
Other receivables and lease inducements	190,842	177,798
Goodwill	643,500	643,151
Other assets	293,788	272,960
Total assets	$9,290,206	$9,405,163

LIABILITIES AND EQUITY
Revolving credit facility	$19,784	$19,246
Secured borrowings	364,773	366,596
Senior notes and other unsecured borrowings – net	4,903,377	4,900,992
Accrued expenses and other liabilities	316,661	315,047
Total liabilities	5,604,595	5,601,881

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 234,346 shares as of March 31, 2023 and 234,252 shares as of December 31, 2022	23,434	23,425
Additional paid-in capital	6,322,160	6,314,203
Cumulative net earnings	3,474,343	3,438,401
Cumulative dividends paid	(6,344,413)	(6,186,986)
Accumulated other comprehensive income	21,533	20,325
Total stockholders’ equity	3,497,057	3,609,368
Noncontrolling interest	188,554	193,914
Total equity	3,685,611	3,803,282
Total liabilities and equity	$9,290,206	$9,405,163

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Rental income	$189,077	$216,883
Income from direct financing leases	254	256
Interest income	28,420	31,143
Miscellaneous income	451	1,033
Total revenues	218,202	249,315

Expenses
Depreciation and amortization	81,192	82,752
General and administrative	20,526	16,385
Real estate taxes	3,997	3,603
Acquisition, merger and transition related costs	639	1,513
Impairment on real estate properties	38,988	3,511
(Recovery) provision for credit losses	(4,057)	1,824
Interest expense	58,546	58,145
Total expenses	199,831	167,733

Other income (expense)
Other income (expense) – net	2,720	(455)
Loss on debt extinguishment	(6)	(6)
Gain on assets sold – net	13,637	113,637
Total other income	16,351	113,176

Income before income tax benefit (expense) and income from unconsolidated joint ventures	34,722	194,758
Income tax benefit (expense)	1,292	(1,225)
Income from unconsolidated joint ventures	831	1,623
Net income	36,845	195,156
Net income attributable to noncontrolling interest	(903)	(5,549)
Net income available to common stockholders	$35,942	$189,607

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.15	$0.79
Diluted:
Net income available to common stockholders	$0.15	$0.79

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$36,845	$195,156
Other comprehensive income (loss):
Foreign currency translation	10,793	(10,809)
Cash flow hedges	(9,550)	19,578
Total other comprehensive income	1,243	8,769
Comprehensive income	38,088	203,925
Comprehensive income attributable to noncontrolling interest	(938)	(5,800)
Comprehensive income attributable to common stockholders	$37,150	$198,125

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2023 and 2022

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2022	$23,425	$6,314,203	$3,438,401	$(6,186,986)	$20,325	$3,609,368	$193,914	$3,803,282
Stock related compensation	—	8,792	—	—	—	8,792	—	8,792
Issuance of common stock	9	1,976	—	—	—	1,985	—	1,985
Common dividends declared ($0.67 per share)	—	—	—	(157,427)	—	(157,427)	—	(157,427)
Vesting/exercising of Omega OP Units	—	(2,811)	—	—	—	(2,811)	2,811	—
Omega OP Units distributions	—	—	—	—	—	—	(9,131)	(9,131)
Capital contribution from noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	22	22
Other comprehensive income	—	—	—	—	1,208	1,208	35	1,243
Net income	—	—	35,942	—	—	35,942	903	36,845
Balance at March 31, 2023	$23,434	$6,322,160	$3,474,343	$(6,344,413)	$21,533	$3,497,057	$188,554	$3,685,611

Balance at December 31, 2021	$23,906	$6,427,566	$3,011,474	$(5,553,908)	$(2,200)	$3,906,838	$201,388	$4,108,226
Stock related compensation	—	6,905	—	—	—	6,905	—	6,905
Issuance of common stock	12	1,135	—	—	—	1,147	—	1,147
Repurchase of common stock	(98)	(27,223)	—	—	—	(27,321)	—	(27,321)
Common dividends declared ($0.67 per share)	—	—	—	(160,687)	—	(160,687)	—	(160,687)
Vesting/exercising of Omega OP Units	—	(7,176)	—	—	—	(7,176)	7,176	—
Omega OP Units distributions	—	—	—	—	—	—	(5,276)	(5,276)
Capital contribution from noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	2,925	2,925
Other comprehensive income	—	—	—	—	8,518	8,518	251	8,769
Net income	—	—	189,607	—	—	189,607	5,549	195,156
Balance at March 31, 2022	$23,820	$6,401,207	$3,201,081	$(5,714,595)	$6,318	$3,917,831	$212,013	$4,129,844

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$36,845	$195,156
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,192	82,752
Impairment on real estate properties	38,988	3,511
Provision for rental income	12,500	3,151
(Recovery) provision for credit losses	(4,057)	1,824
Amortization of deferred financing costs and loss on debt extinguishment	3,259	3,199
Accretion of direct financing leases	26	19
Stock-based compensation expense	8,744	6,860
Gain on assets sold – net	(13,637)	(113,637)
Amortization of acquired in-place leases – net	(6,131)	(1,608)
Straight-line rent and effective interest receivables	(12,576)	(23,674)
Interest paid-in-kind	(2,555)	(2,196)
Loss (income) from unconsolidated joint ventures	137	(677)
Change in operating assets and liabilities – net:
Contractual receivables	180	(1,912)
Lease inducements	(12,323)	1,932
Other operating assets and liabilities	(19,232)	(22,498)
Net cash provided by operating activities	111,360	132,202
Cash flows from investing activities
Acquisition of real estate	(26,383)	(113,157)
Net proceeds from sale of real estate investments	17,559	332,552
Investments in construction in progress	(4,780)	(4,667)
Placement of loan principal	(31,240)	(103,026)
Collection of loan principal	52,011	79,101
Distributions from unconsolidated joint ventures in excess of earnings	382	61
Capital improvements to real estate investments	(5,340)	(13,548)
Receipts from insurance proceeds	448	22
Net cash provided by investing activities	2,657	177,338
Cash flows from financing activities
Proceeds from long-term borrowings	—	420,208
Payments of long-term borrowings	(1,913)	(66,896)
Payments of financing related costs	(6)	(6)
Net proceeds from issuance of common stock	1,985	1,147
Repurchase of common stock	—	(27,321)
Dividends paid	(157,379)	(160,641)
Noncontrolling members’ contributions to consolidated joint venture	22	22
Distributions to Omega OP Unit Holders	(9,131)	(5,276)
Net cash (used in) provided by financing activities	(166,422)	161,237
Effect of foreign currency translation on cash, cash equivalents and restricted cash	279	(407)
(Decrease) increase in cash, cash equivalents and restricted cash	(52,126)	470,370
Cash, cash equivalents and restricted cash at beginning of period	300,644	24,411
Cash, cash equivalents and restricted cash at end of period	$248,518	$494,781

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2023

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega,” the “Company,” “we,” “our,” or “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of long-term “triple net” leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). In addition to our core investments, we make loans to operators and/or their principals. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of March 31, 2023, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Reclassification

Certain line items on our Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Risks and Uncertainties including COVID-19

The Company is subject to certain risks and uncertainties affecting the healthcare industry, including those that arose from the novel coronavirus (“COVID-19”) global pandemic, which disproportionately impacted the senior care sector, as well as those stemming from healthcare legislation and changing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the rising cost of healthcare services.

NOTE 2 – REAL ESTATE ASSETS

At March 31, 2023, our leased real estate properties included 660 SNFs, 175 ALFs, 19 ILFs, 16 specialty facilities and one medical office building. The following table summarizes the Company’s rental income from operating leases:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Rental income – operating leases	$185,327	$213,597
Variable lease income – operating leases	3,750	3,286
Total rental income	$189,077	$216,883

Our variable lease income primarily represents the reimbursement of real estate taxes and ground lease expenses by operators that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the three months ended March 31, 2023:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(1)
Q1	—	6	U.K.	$26.4	(2)	8.0%
Total	—	6		$26.4
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	In connection with this acquisition, the Company recorded $9.9 million of right-of-use (“ROU”) assets and lease liabilities associated with ground leases assumed in the acquisition.

Construction in Progress and Capital Expenditure Investments

We invested $10.1 million and $18.2 million under our construction in progress and capital improvement programs during the three months ended March 31, 2023 and 2022, respectively.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	March 31,	December 31,
	2023	2022
Number of facilities held for sale	6	2
Amount of assets held for sale (in thousands)	$25,766	$9,456

During the first quarter of 2023, we entered into an agreement to sell five facilities leased to Guardian Healthcare (“Guardian”) for estimated gross proceeds of $23.8 million. We reclassified those five facilities to held for sale during the first quarter of 2023. As discussed in Note 21 – Subsequent Events, these five facilities previously leased to Guardian were sold during the second quarter of 2023.

Asset Sales

During the three months ended March 31, 2023, we sold two facilities, one SNF and one medical office building, subject to operating leases, for approximately $17.6 million in net cash proceeds. As a result of these sales, we recognized a net gain of approximately $13.6 million.

During the three months ended March 31, 2022, we sold 27 facilities, subject to operating leases, for approximately $332.6 million in net cash proceeds, recognizing a net gain of approximately $113.6 million.  The proceeds and gain primarily related to the sale of the 22 facilities that were previously leased and operated by Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) and were included in assets held for sale as of December 31, 2021. The net cash proceeds from the sale, including related costs accrued for as of the end of the first quarter of 2022, were $304.0 million, and we recognized a net gain of approximately $113.5 million. We elected to exit these facilities following Gulf Coast commencing the Chapter 11 bankruptcy process in October 2021. The agreement includes an earnout clause pursuant to which the buyer is obligated to pay an additional $18.7 million to Omega if certain financial metrics are achieved at the facilities in the three years following the sale. As we have determined it is not probable that we will receive any additional funds, we have not recorded any income related to the earnout clause.

In December 2022, in connection with restructuring negotiations with LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care) we sold 11 facilities to a third party previously leased to LaVie for a sales price of $129.8 million. Omega provided $104.8 million in senior seller financing, collateralized by first lien mortgages on the 11 facilities, to fund a portion of the purchase price. The 11-facility sale does not meet the contract criteria to be recognized under ASC 610-20. During the three months ended March 31, 2023, we received interest of $2.1 million related to the $104.8 million in senior seller financing, which was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

Real Estate Impairments

During the three months ended March 31, 2023, we recorded impairments of approximately $39.0 million on four facilities. Of the $39.0 million, $37.0 million related to two held-for-use facilities for which the carrying value exceeded the fair value and $2.0 million related to two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair value less costs to sell. Of the $37.0 million, $27.5 million relates to one held-for-use facility which was closed during the quarter.

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

A summary of our net receivables and lease inducements by type is as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Contractual receivables – net	$7,999	$8,228

Effective yield interest receivables	$5,162	$5,696
Straight-line rent receivables	179,816	166,061
Lease inducements	5,864	6,041
Other receivables and lease inducements	$190,842	$177,798

Cash Basis Operators and Straight-Line Receivable Write-Offs

We review our collectibility assumptions related to our operator leases on an ongoing basis. During the three months ended March 31, 2023, we did not place any additional operators on a cash basis of revenue recognition. We transitioned 43 facilities subject to leases with three cash basis operators, including 34 facilities related to the 1.2% Operator and 2.0% Operator discussed below, to new leases with four operators during the three months ended March 31, 2023. We are recognizing revenue on a straight-line basis for the leases associated with these four operators. Subsequent to quarter end, we transitioned five facilities subject to a lease with one cash basis operator to a new lease with one new operator for which we are recognizing revenue on a straight-line basis.

During the three months ended March 31, 2022, we placed two new operators on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. The new lease agreements with these operators were executed in the first quarter of 2022 and we placed them on a cash basis concurrent with the lease commencement, so there was no straight-line rent write-offs associated with moving these operators to cash basis. As of March 31, 2023, we had 17 operators on a cash basis for revenue recognition, which represent 25.1% and 32.2% of our total revenues (excluding the impact of write-offs) for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2022, we also wrote-off $3.2 million of straight-line rent receivable balances through rental income as a result of transitioning six facilities between existing operators.

Rent Deferrals and Application of Collateral

During the three months ended March 31, 2023 and 2022, we allowed eight operators and six operators, respectively, to defer $24.4 million and $19.3 million, respectively, of contractual rent and interest. The deferrals during the first quarter of 2023 primarily related to the following operators: LaVie ($14.3 million), Healthcare Homes Limited (“Healthcare Homes”)($6.1 million), Agemo Holdings, LLC (“Agemo”)($1.9 million) and Maplewood Senior Living (along with affiliates, “Maplewood”)($0.4 million).

Additionally, we allowed three operators and four operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the three months ended March 31, 2023 and 2022, respectively. The total collateral applied to contractual rent and interest was $5.2 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively.

Operator Collectibility Updates

Agemo

In the first quarter of 2023, Omega and Agemo entered into a restructuring agreement, an amended and restated master lease and a new loan agreement for two replacement loans. As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	Forgive and release Agemo from previously written off past due rent and interest obligations related to certain periods prior to the 2018 Agemo restructuring and from August 2021 through January 2023, with contractual rent under the lease agreement and contractual interest under the loan agreements scheduled to resume on April 1, 2023;
●	reduce monthly contractual base rent from $4.8 million to $1.9 million following the sales of 22 facilities, previously leased and operated by Agemo, that occurred in the third and fourth quarters of 2022;
●	extend the initial Agemo lease term from December 31, 2030, to December 31, 2036 with three consecutive tenant 10-year extension options; and
●	refinance and restructure the $25.0 million secured working capital loan (the “Agemo WC Loan”), the $32.0 million term loan (the “Agemo Term Loan”) and the aggregate deferred rent balance of $25.2 million into two replacement loans to Agemo that mature on December 31, 2036, with aggregate principal of $82.2 million and an annual interest rate of 5.63% through October 2024, which increases to 5.71% until maturity.

Agemo did not pay rent or interest during the three months ended March 31, 2023 and 2022. Agemo is on a cash basis of revenue recognition for lease purposes, so no rental income was recorded related to Agemo during the three months ended March 31, 2023 and 2022. Additionally, no interest income was recognized during the three months ended March 31, 2023 and 2022 on the two loans with Agemo because these loans are on non-accrual status and we are utilizing the cost recovery method, under which any payments, if received, are applied against the principal amount. See Note 6 – Non-Real Estate Loans Receivable for further discussion on the impact of the restructuring on the loans. Agemo resumed making contractual rent payments during the second quarter of 2023 in accordance with the restructuring terms discussed above.

LaVie

In the first quarter of 2023, Omega continued the process of restructuring our portfolio with LaVie and entered into lease amendments that allow for a partial rent deferral for the first four months of 2023. In doing so, we agreed to allow LaVie to defer up to $19.1 million of contractual rent from January 2023 through April 2023 under our lease agreements. In the first quarter of 2023, as a result, LaVie elected to defer $14.3 million of the full contractual payment of $21.7 million and paid the remaining $7.4 million of contractual rent due under the leases. Since LaVie was placed on a cash basis of revenue recognition for lease purposes in the fourth quarter of 2022, the $7.4 million of contractual rent payments that we received was recorded as rental income during the three months ended March 31, 2023. Revenue from LaVie represents approximately 3.2% and 11.3% of our total revenues (excluding the impact of write-offs) for the three months ended March 31, 2023 and 2022, respectively. Subsequent to quarter end, we transitioned two facilities, previously subject to the master lease with LaVie, to another operator.

Maplewood

In the first quarter of 2023, we agreed to a formal restructuring agreement, master lease amendments and loan amendments with Maplewood. As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	Extend the maturity date of the master lease from December 2033 to December 2037 with two consecutive 5-year tenant extension options;
●	fix contractual rent at $69.3 million per annum (December 2022 rent annualized) and defer the 2.5% annual escalators under our lease agreement through December 31, 2025, with mandatory repayments to be made subject to certain metrics and due in full by the maturity date;
●	fund $22.5 million of capital expenditures through December 31, 2025;
●	extend the maturity date of the secured revolving credit facility from June 2030 to June 2035 with one borrower 2-year extension option;
●	increase the capacity of the secured revolving credit facility from $250.5 million to $320.0 million, inclusive of payment-in-kind (“PIK”) interest applied to principal;
●	convert the 7% per annum cash interest due on the secured revolving credit facility to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, 4% cash interest and 3% PIK interest in 2025 and through the maturity date;
●	pay a one-time option termination fee of $12.5 million to Maplewood; and
●	reduce Maplewood’s share of any future potential sales proceeds (in excess of our gross investment) by the unpaid deferred rent balance, the $22.5 million of capital expenditures and the $12.5 million option termination fee payment.

Maplewood is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $17.3 million for the three months ended March 31, 2023 for the contractual rent payments that were received. The $12.5 million option termination fee payment made in the first quarter of 2023 was accounted for as a lease inducement and recorded as a reduction to rental income since Maplewood is on a cash basis of revenue recognition. Additionally, as discussed further in Note 5 – Real Estate Loans Receivable, we recorded interest income of $1.5 million on the secured revolving credit facility during the three months ended March 31, 2023 for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. Revenue from Maplewood represents approximately 8.2% and 9.0% of our total revenues (excluding the impact of write-offs) for the three months ended March 31, 2023 and 2022, respectively.

Healthcare Homes

In December 2022, we agreed to allow Healthcare Homes, a U.K. based operator representing 3.1% and 3.0% of our total revenues (excluding the impact of write-offs) for the three months ended March 31, 2023 and 2022, respectively, the ability to defer up to £6.7 million of contractual rent from January 2023 through April 2023 with regular payments required to resume in May 2023. The deferred rent balance accrues interest monthly at a rate of 8% per annum and must be fully repaid by December 31, 2024. During the first quarter of 2023, Healthcare Homes elected to defer £5.0 million ($6.1 million in USD) of contractual rent in accordance with the December 2022 agreement. Healthcare Homes is on a straight-line basis of revenue recognition. In May 2023, Healthcare Homes resumed making full contractual rent payments.

1.2% Operator

Omega transitioned 14 facilities, previously subject to a lease with an operator that had collectability concerns during 2022 (referred to as the “1.2% Operator” in our Annual Report on Form 10-K for the year ended December 31, 2022), to another existing operator on March 1, 2023. Following the transition, we have no further relationship with the 1.2% Operator. We recorded rental income of $0.5 million for the contractual rent payments that were received from the 1.2% Operator during the three months ended March 31, 2023. The initial contractual rent related to the 14 facilities following the transition to another operator is $23.8 million per annum. In connection with this transition, Omega made or agreed to make termination payments of $15.5 million in aggregate that were recorded as initial direct costs related to the lease with the new operator of the 14 transitioned facilities. These payments are deferred and recognized within depreciation and amortization expense on a straight-line basis over the term of the master lease.

2.0% Operator

Omega transitioned 20 facilities, previously subject to a lease with an operator that that had collectability concerns during 2022 (referred to as the “2.0% Operator” in our Annual Report on Form 10-K for the year ended December 31, 2022), to three other operators during the first quarter of 2023. Following the transition, we have no further relationship with the 2.0% Operator. We recorded rental income of $0.9 million for the contractual rent payments that were received from the 2.0% Operator during the three months ended March 31, 2023. The initial aggregate contractual rent related to the 20 facilities following the transition to other operators is $14.5 million per annum.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of March 31, 2023, our real estate loans receivable consist of eight fixed rate mortgage notes on 53 long-term care facilities and 10 other real estate loans. The mortgage notes relate to facilities located in seven states that are operated by seven independent healthcare operating companies. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

The principal amounts outstanding of real estate loans receivable, net of allowances, were as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Mortgage notes due 2030; interest at 10.99%(1)	$508,745	$506,321
Mortgage note due 2031; interest at 11.27%	73,755	76,049
Mortgage note due 2032; interest at 10.50%(2)	72,420	72,420
Mortgage note due 2025; interest at 7.85%	63,357	63,811
Other mortgage notes outstanding(3)	17,922	12,922
Mortgage notes receivable – gross	736,199	731,523
Allowance for credit losses on mortgage notes receivable	(73,545)	(83,393)
Mortgage notes receivable – net	662,654	648,130
Other real estate loan due 2035; interest at 7.00%	258,997	250,500
Other real estate loans due 2024; interest at 13.18%(1)	100,466	98,440
Other real estate loans due 2023-2025; interest at 12.03%(1)	35,647	43,628
Other real estate loan outstanding(4)	20,000	20,000
Leasehold mortgages and other real estate loans – gross	415,110	412,568
Allowance for credit losses on leasehold mortgages and other real estate loans	(15,895)	(17,967)
Leasehold mortgages and other real estate loans – net	399,215	394,601
Total real estate loans receivable – net	$1,061,869	$1,042,731
(1)	Approximates the weighted average interest rate on facilities as of March 31, 2023.
(2)	Subsequent to quarter end, this mortgage note was extended to December 31, 2037.
(3)	Other mortgage notes outstanding have a weighted average interest rate of 9.00% as of March 31, 2023, with maturity dates ranging from 2023 through 2026 (with $12.9 million maturing in 2023). One of these mortgage notes with a principal balance of $6.4 million is past due and has been written down to the fair value of its collateral of $1.5 million.
(4)	As of March 31, 2023 and December 31, 2022, includes one real estate loan with an interest rate of 12.00% and a maturity date of December 2, 2027.

Interest revenue on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Mortgage notes – interest income	$16,548	$20,549
Leasehold mortgages and other real estate loans – interest income	6,849	8,379
Total real estate loans interest income	$23,397	$28,928

Mortgage note due 2031

In the second quarter of 2022, we agreed to a formal restructuring agreement and amended the mortgage loan with Guardian, which among other adjustments, extended the loan’s maturity date and allowed for the deferral of certain contractual interest. The loan amendment was treated as a loan modification provided to a borrower experiencing financial difficulty. Following the execution of the restructuring agreement, Guardian resumed paying contractual rent and interest during the second quarter of 2022 and continued such payments throughout the remainder of 2022 and the first quarter of 2023, in accordance with the restructuring terms. The mortgage loan is on non-accrual status and is being accounted for under the cost recovery method, under which any payments, if received, are applied against the principal amount. During the first quarter of 2023, we received $2.3 million of interest payments from Guardian that we applied against the outstanding principal of the loan and recognized a recovery for credit loss equal to the amount of payments applied against principal.

As of March 31, 2023, the amortized cost basis of the Guardian mortgage loan is $73.8 million, which represents 6.4% of the total amortized cost basis of all real estate loan receivables. The amortized cost basis of the loan, net of reserves, is $35.2 million. As of March 31, 2023, the mortgage loan is secured by three SNFs and one ALF located in Pennsylvania. The mortgage loan was paid off during the second quarter of 2023, as discussed in Note 21 – Subsequent Events.

Other real estate loan due 2035

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, in the first quarter of 2023, Omega entered into a restructuring agreement and a loan amendment with Maplewood that modified Maplewood’s secured revolving credit facility. As part of the restructuring agreement and loan amendment, Omega agreed to extend the maturity date of the facility to June 2035, increase the capacity of the secured revolving credit facility from $250.5 million to $320.0 million, including PIK interest applied to the principal, and to convert the 7% cash interest due on the secured revolving credit facility to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, 4% cash interest and 3% PIK interest in 2025 and through the maturity date. The maximum PIK interest allowable under credit facility, as amended, is $52.2 million. This amendment was treated as a loan modification provided to a borrower experiencing financial difficulty.

During the three months ended March 31, 2023, we recorded interest income of $1.5 million on the secured revolving credit facility for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. We did not record any interest income related to the PIK interest in the first quarter of 2023. As of March 31, 2023, the amortized cost basis of this loan was $259.0 million, which represents 22.5% of the total amortized cost basis of all real estate loan receivables. As of March 31, 2023, the remaining commitment under the secured revolving credit facility, including the unrecognized PIK interest, was $58.1 million.

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators and/or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower. As of March 31, 2023, we had 34 loans with 19 different borrowers. A summary of our non-real estate loans is as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Notes due 2036; interest at 5.63%	$80,991	$55,791
Notes due 2023-2028; interest at 10.51%(1)	58,475	55,981
Notes due 2036; interest at 2.00%	32,308	32,539
Note due 2027; interest at 12.00%(2)	—	39,653
Note due 2024; interest at 7.50%	47,999	47,999
Other notes outstanding(3)	84,672	77,186
Non-real estate loans receivable – gross	304,445	309,149
Allowance for credit losses on non-real estate loans receivable	(114,565)	(83,868)
Total non-real estate loans receivable – net	$189,880	$225,281
(1)	Approximates the weighted average interest rate as of March 31, 2023.
(2)	During the first quarter of 2023, this loan was fully repaid.
(3)	Other notes outstanding have a weighted average interest rate of 7.00% as of March 31, 2023, with maturity dates ranging from 2023 through 2030 (with $17.2 million maturing in 2023). We have two loans within other notes outstanding with principal of $5.0 million and $4.2 million, respectively, that were to mature in 2022 but remained outstanding as of March 31, 2023. We have fully reserved the $5.0 million loan and have written down the $4.2 million loan down to the fair value of its collateral of $1.0 million.

For the three months ended March 31, 2023 and 2022, non-real estate loans generated interest income of $5.0 million and $2.2 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

Notes due 2036; interest at 5.63%

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, in the first quarter of 2023, Omega entered into a restructuring agreement and a replacement loan agreement that modified the existing Agemo loans. Under the restructuring agreement, previously written off contractual unpaid interest related to the Agemo WC Loan and the Agemo Term Loan was forgiven. The outstanding principal of the Agemo Term Loan was refinanced into a new $32.0 million loan (“Agemo Replacement Loan A”). The outstanding principal of the Agemo WC Loan and the aggregate rent deferred and outstanding under the Agemo lease agreement was combined and refinanced into a new $50.2 million loan (“Agemo Replacement Loan B” and with Agemo Replacement Loan A, the “Agemo Replacement Loans”). The Agemo Replacement Loans bear interest at 5.63% per annum through October 2024, which increases to 5.71% per annum until maturity. The Agemo Replacement Loans mature on December 31, 2036. Interest payments are scheduled to resume on April 1, 2023, contingent upon Agemo’s compliance with certain conditions of the restructuring agreement; however, Agemo has the option to defer the interest payment due on April 1, 2023. Beginning in January 2025, Agemo will be required to make principal payments on the Agemo Replacement Loans dependent on certain metrics. These amendments were treated as loan modifications provided to a borrower experiencing financial difficulty. Both of these loans are on non-accrual status, and we are utilizing the cost recovery method, under which any payments, if received, are applied against the principal amount. Agemo exercised its option to defer the interest payment due on April 1, 2023 and resumed making interest payments in May 2023 in accordance with the restructuring terms discussed above.

Prior to the restructuring, the principal of the Agemo WC Loan and the Agemo Term Loan were written down to $5.9 million and zero, respectively, the fair value of the underlying collateral of these loans. No changes to the collateral supporting the loans were made because of the refinancing of these loans into the Agemo Replacement Loans. Additional principal of $25.2 million related to deferred rent due under the master lease was combined with the principal of the Agemo WC Loan under Agemo Replacement Loan B. This deferred rent balance was previously written off when the Agemo master lease was taken to a cash basis of revenue recognition in 2020. We believe it is not probable that we will collect the additional $25.2 million of principal balance associated with the deferred rent under Agemo Replacement Loan B. As such, we added an additional allowance for credit losses of $25.2 million related to Agemo Replacement Loan B concurrent with the increase in loan principal. There is no income statement impact as a result of this additional reserve due to the balance previously being written off.

As of March 31, 2023, the amortized cost basis of these loans was $81.0 million, which represents 26.6% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of March 31, 2023 related to the Agemo Replacement Loans was $75.1 million.

Notes due 2036; interest at 2.00%

During the fourth quarter of 2022, we amended an $8.3 million term loan and a $25.0 million term loan with LaVie to, among other terms, extend the loan maturities to November 30, 2036 to align with the lease term, and starting in January 2023, reduce the interest rates to 2%, remove the requirement to make any principal payments until the maturity dates and to convert from monthly cash interest payments to PIK interest. These amendments were treated as loan modifications provided to a borrower experiencing financial difficulty. Both of these loans are on non-accrual status and we are utilizing the cost recovery method, under which any payments made by LaVie are applied against the principal amount outstanding. During the quarter ended March 31, 2023, we applied an aggregate $0.2 million of interest payments received to the $25.0 million term loan principal balance and the $8.3 million term loan principal balance outstanding. As of March 31, 2023, the amortized cost basis of these loans was $32.3 million, which represents 10.6% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of March 31, 2023 related to the LaVie loans was $24.8 million.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the three months ended March 31, 2023 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2022	Provision (recovery) for Credit Loss for the three months ended March 31, 2023	Write-offs charged against allowance for the three months ended March 31, 2023	Other additions to the allowance for the three months ended March 31, 2023		Allowance for Credit Loss as of March 31, 2023
		(in thousands)
1	Real estate loan receivable	$162	$351	$—	$—		$513
2	Real estate loans receivable	157	(111)	—	—		46
3	Real estate loans receivable	15,110	(421)	—	—		14,689
4	Real estate loans receivable	33,666	(9,445)	—	—		24,221
6	Real estate loans receivable	52,265	(2,294)	—	—		49,971
	Sub-total	101,360	(11,920)	—	—		89,440

5	Investment in direct financing leases	2,816	(193)	—	—		2,623
	Sub-total	2,816	(193)	—	—		2,623

2	Non-real estate loans receivable	859	(567)	—	—		292
3	Non-real estate loans receivable	2,079	(1,727)	—	—		352
4	Non-real estate loans receivable	634	(361)	—	—		273
5	Non-real estate loans receivable	18,619	66	—	25,200	(1)	43,885
6	Non-real estate loans receivable	61,677	8,086	—	—		69,763
	Sub-total	83,868	5,497	—	25,200		114,565

2	Off-balance sheet non-real estate loan commitments	207	(96)	—	—		111
3	Off-balance sheet non-real estate loan commitments	29	(23)	—	—		6
3	Off-balance sheet real estate loan commitments	—	2,660	—	—		2,660
4	Off-balance sheet real estate loan commitments	84	(62)	—	—		22
6	Off-balance sheet non-real estate loan commitments	—	80	—	—		80
	Sub-total	320	2,559	—	—		2,879

	Total	$188,364	$(4,057)	$—	$25,200		$209,507
(1)	This amount relates to the additional $25.2 million allowance recorded during the first quarter of 2023 in order to reserve the aggregate deferred rent amount that is included within Agemo Replacement Loan B. See Note 6 – Non-Real Estate Loans Receivable for additional details.

A rollforward of our allowance for credit losses for the three months ended March 31, 2022 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2021	Provision (recovery) for Credit Loss for the three months ended March 31, 2022		Write-offs charged against allowance for the three months ended March 31, 2022	Allowance for Credit Loss as of March 31, 2022
		(in thousands)
2	Real estate loans receivable	$14	$48		$—	$62
3	Real estate loans receivable	5,367	983		—	6,350
4	Real estate loans receivable	20,577	1,634		—	22,211
5	Real estate loans receivable	136	(23)		—	113
6	Real estate loans receivable	56,480	(5,135)	(1)	—	51,345
	Sub-total	82,574	(2,493)		—	80,081

3	Investment in direct financing leases	530	5		—	535
	Sub-total	530	5		—	535

2	Non-real estate loans receivable	29	52		—	81
3	Non-real estate loans receivable	1,206	205		—	1,411
4	Non-real estate loans receivable	56	475		—	531
5	Non-real estate loans receivable	7,861	4,704	(2)	—	12,565
6	Non-real estate loans receivable	51,269	(730)		—	50,539
	Sub-total	60,421	4,706		—	65,127

2	Off-balance sheet non-real estate loan commitments	7	2		—	9
3	Off-balance sheet non-real estate loan commitments	207	20		—	227
3	Off-balance sheet real estate loan commitments	251	(151)		—	100
4	Off-balance sheet non-real estate loan commitments	216	(78)		—	138
4	Off-balance sheet real estate loan commitments	117	(106)		—	11
6	Off-balance sheet non-real estate loan commitments	143	(81)		—	62
		941	(394)		—	547

	Total	$144,466	$1,824		$—	$146,290
(1)	This amount relates to a recovery recorded on the Guardian mortgage loan during the first quarter of 2022.
(2)	This provision includes an additional $4.7 million allowance recorded on the Agemo WC Loan during the first quarter of 2022.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2023	2022	2021	2020	2019	2018	2017 & older	Revolving Loans	Balance as of March 31, 2023
		(in thousands)
1	Real estate loans receivable	$—	$20,000	$—	$—	$—	$—	$63,357	$—	$83,357
2	Real estate loans receivable	—	—	—	21,325	—	—	—	—	21,325
3	Real estate loans receivable	5,000	34,600	72,420	—	—	—	1,047	258,997	372,064
4	Real estate loans receivable	—	186	30,308	89,512	5,099	129,580	333,201	—	587,886
5	Real estate loans receivable	—	—	—	—	—	—	—	—	—
6	Real estate loans receivable	—	—	—	—	—	—	86,677	—	86,677
	Sub-total	5,000	54,786	102,728	110,837	5,099	129,580	484,282	258,997	1,151,309

5	Investment in direct financing leases	—	—	—	—	—	—	11,293	—	11,293
	Sub-total	—	—	—	—	—	—	11,293	—	11,293

2	Non-real estate loans receivable	—	—	—	—	—	—	—	94,197	94,197
3	Non-real estate loans receivable	3,092	23,101	—	—	4,533	10,800	—	9,550	51,076
4	Non-real estate loans receivable	—	—	—	—	1,810	—	1,000	25,000	27,810
5	Non-real estate loans receivable	—	1,126	—	—	2,226	49,748	—	—	53,100
6	Non-real estate loans receivable	5,541	24,457	7,851	—	—	4,183	31,243	4,987	78,262
	Sub-total	8,633	48,684	7,851	—	8,569	64,731	32,243	133,734	304,445

	Total	$13,633	$103,470	$110,579	$110,837	$13,668	$194,311	$527,818	$392,731	$1,467,047

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of March 31, 2023 and December 31, 2022, we have excluded $8.0 million and $8.2 million, respectively, of contractual interest receivables and $5.2 million and $5.7 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three months ended March 31, 2023 and 2022, we recognized $1.5 million and $4.2 million, respectively, of interest income related to loans on non-accrual status as of March 31, 2023.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

	(in thousands)
Assets
Real estate assets – net	$1,066,967	$982,721
Real estate loans receivable – net	283,997	270,500
Non-real estate loans receivable – net	5,929	5,929
Contractual receivables – net	114	114
Other assets	—	1,499
Total assets	1,357,007	1,260,763

Liabilities
Net in-place lease liability	(273)	(280)
Security deposit	(5,082)	(4,828)
Contingent liability	(43,915)	(43,915)
Other liabilities	(92)	(1,499)
Total liabilities	(49,362)	(50,522)

Collateral
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,066,967)	(982,721)
Total collateral	(1,114,967)	(1,030,721)

Maximum exposure to loss	$192,678	$179,520
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the two working capital loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $5.9 million as of March 31, 2023 and December 31, 2022.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue
Rental income	$9,838	$20,863
Interest income	2,106	3,766
Total	$11,944	$24,629

Consolidated VIEs

During the first quarter of 2022, we entered into a joint venture, which owns two ALFs, for a $3.2 million cash contribution, representing 52.4% of the outstanding equity of the joint venture. The joint venture is a VIE, and we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns or the obligation to absorb losses arising from the joint venture. Accordingly, this joint venture has been consolidated. Omega is not required to make any additional capital contributions to the joint venture, and it is expected to be funded from the ongoing operations of the underlying properties. As of March 31, 2023 and December 31, 2022, this joint venture has $27.0 million and $25.8 million, respectively, of total assets and $20.2 million and $19.8 million, respectively, of total liabilities, which are included in our Consolidated Balance Sheets.

During the fourth quarter of 2022, we acquired seven facilities using a reverse like-kind exchange structure pursuant to Section 1031 of the Code (a “reverse 1031 exchange”). As of March 31, 2023, we had completed the reverse 1031 exchange for three of the acquired facilities and the remaining four acquired facilities remained in the possession of the Exchange Accommodation Titleholders (“EATs”). The EATs were classified as VIEs as they do not have sufficient equity investment at risk to permit the entity to finance its activities. The Company consolidated the EATs because it had the ability to control the activities that most significantly impacted the economic performance of the EATs and was, therefore, the primary beneficiary of the EATs. The properties held by the EATs were reflected as real estate with a carrying value of $54.6 million and $55.2 million as of March 31, 2023 and December 31, 2022, respectively. The EATs also held cash of $23.9 million as of December 31, 2022.

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	March 31,	December 31,
Entity	%	Date	Investment(1)	Type	3/31/2023	2023	2022
Second Spring Healthcare Investments	15%	11/1/2016	$50,032	SNF	—	$10,892	$10,975
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	69,851	70,151
Cindat Joint Venture	49%	12/18/2019	105,688	ALF	63	100,102	97,382
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	1,013	N/A	N/A	494	412
			$230,567			$181,339	$178,920
(1)	Our investment includes our transaction costs, if any.

The following table reflects our income (loss) from unconsolidated joint ventures for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Entity	2023	2022

	(in thousands)
Second Spring Healthcare Investments	$289	$285
Second Spring II LLC(1)	—	(2)
Lakeway Realty, L.L.C.	679	661
Cindat Joint Venture	1	735
OMG Senior Housing, LLC	(220)	(83)
OH CHS SNP, Inc.	82	27
Total	$831	$1,623
(1)	The assets held by this joint venture have been liquidated and we have no remaining operations related to this joint venture.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For the three months ended March 31, 2023 and 2022, we recognized approximately $0.2 million of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of March 31, 2023 and December 31, 2022:

(in thousands)
Balance as of December 31, 2022	$643,151
Foreign currency translation	349
Balance as of March 31, 2023	$643,500

The following is a summary of our intangibles as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

	(in thousands)
Assets:
Above market leases	$5,929	$5,929
Accumulated amortization	(4,520)	(4,484)
Net above market leases	$1,409	$1,445

Liabilities:
Below market leases	$55,183	$66,433
Accumulated amortization	(39,512)	(44,595)
Net below market leases	$15,671	$21,838

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

For the three months ended March 31, 2023 and 2022, our net amortization related to intangibles was $6.1 million and $1.6 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2023 and the next four years is as follows: remainder of 2023 – $ 2.0 million; 2024 – $2.5 million; 2025 – $2.5 million; 2026 – $2.0 million and 2027 – $1.7 million. As of March 31, 2023, the weighted average remaining amortization period of above market lease assets is approximately twelve years and below market lease liabilities is approximately seven years.

NOTE 11 – CONCENTRATION OF RISK

As of March 31, 2023, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 931 healthcare facilities, located in 42 states and the U.K. and operated by 68 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.5 billion at March 31, 2023, with approximately 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 661 SNFs, 175 ALFs, 19 ILFs, 16 specialty facilities and one medical office building, (ii) fixed rate mortgages on 48 SNFs, three ALFs and two specialty facilities, and (iii) six facilities that are held for sale. At March 31, 2023, we also held other real estate loans receivable (excluding mortgages) of $399.2 million, non-real estate loans receivable of $189.9 million, consisting primarily of secured loans to third-party operators of our facilities, and $181.3 million of investments in five unconsolidated joint ventures.

As of March 31, 2023 and December 31, 2022, we had investments with one operator or manager that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated approximately 8.2% and 9.0% of our total revenues (excluding the impact of write-offs) for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the three states in which we had our highest concentration of investments were Florida (11.5%), Texas (10.2%) and Indiana (6.6%).

NOTE 12 – STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of our declared cash dividends on common stock:

Record	Payment	Dividend per
Date	Date	Common Share
February 6, 2023	February 15, 2023	$0.67
May 1, 2023	May 15, 2023	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three months ended March 31, 2023 and 2022 (in millions):

Period Ended	Shares issued	Gross Proceeds
March 31, 2022	0.1	$2.3
March 31, 2023	0.1	2.3

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the
	Three Months Ended March 31,
	2023	2022

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(85,004)	$(24,012)
Translation gain (loss)	15,750	(14,630)
Realized gain (loss)	84	(26)
Ending balance	(69,170)	(38,668)

Derivative Instruments:
Cash flow hedges:
Beginning balance	86,356	30,407
Unrealized (loss) gain	(10,624)	18,612
Realized gain (1)	1,074	966
Ending balance	76,806	49,985
Net investment hedges:
Beginning balance	18,634	(9,588)
Unrealized (loss) gain	(5,041)	3,847
Ending balance	13,593	(5,741)
Total accumulated other comprehensive income before noncontrolling interest	21,229	5,576
Add: portion included in noncontrolling interest	304	742
Total accumulated other comprehensive income for Omega	$21,533	$6,318
(1)	Recorded in interest expense on the Consolidated Statements of Operations.

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

As a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2022, we distributed dividends in excess of our taxable income.

We currently own stock in certain subsidiary REITs. These subsidiaries are required to individually satisfy all of the rules for qualification as a REIT. If we fail to meet the requirements for qualification as a REIT for any of the subsidiary REITs, it may cause Omega to fail the requirements for qualification as a REIT also.

We have elected to treat certain of our active subsidiaries as taxable REIT subsidiaries (“TRSs”). Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates.

As of March 31, 2023, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $10.2 million. Our NOL carry-forward was fully reserved as of March 31, 2023, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017, may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. As of March 31, 2023, one of our U.K. subsidiaries had a NOL carryforward of approximately $43.1 million. The NOLs have no expiration date and may be available to offset future taxable income. We believe these foreign NOLs are realizable under a “more likely than not” measurement and have not recorded a valuation allowance against the deferred tax asset.

The majority of our U.K. portfolio elected to enter the U.K. REIT regime with an effective date of April 1, 2023. In connection with entering the U.K. REIT regime, we recognized several adjustments to our deferred tax balances in the first quarter of 2023 as summarized below.

The following is a summary of deferred tax assets and liabilities (which are recorded in other assets and accrued expenses and other liabilities in our Consolidated Balance Sheets):

	March 31,	December 31,
	2023	2022

	(in thousands)
U.S. Federal net operating loss carryforward	$2,138	$2,138
Valuation allowance on deferred tax asset	(2,138)	(2,138)
Foreign net operating loss carryforward	10,782	11,268
Foreign deferred tax liability (1)	—	(5,373)
Net deferred tax asset	$10,782	$5,895

Foreign deferred tax liability (2)	$1,818	$—
Net deferred tax liability	$1,818	$—
(1)	The deferred tax liability primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition. The foreign deferred tax liabilities were eliminated upon the majority of our U.K. portfolio entering the U.K. REIT regime.
(2)	The deferred tax liability resulted from book to tax differences recorded in the U.S. relating to depreciation and revenue recognition in the U.K. recognized upon the majority of our U.K. portfolio entering the U.K. REIT regime.

The following is a summary of our provision for income taxes:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Federal, state and local income tax expense	$0.3	$0.3
Foreign income tax (benefit) expense (1)	(1.6)	0.9
Total income tax (benefit) expense (2)	$(1.3)	$1.2
(1)	The benefit for the three months ended March 31, 2023 primarily relates to adjustments made to our deferred tax assets and liabilities as a result of the majority of our U.K. portfolio electing to enter into the U.K. REIT regime effective April 1, 2023.
(2)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

Stock-based compensation expense was $8.7 million and $6.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations.

We granted 254,777 time-based profits interest units (“PIUs”) during the first quarter of 2023 to certain officers and employees, and those units vest on December 31, 2025 (three years after the grant date), subject to continued employment and vesting in certain other events.

We granted 2,049,878 performance-based PIUs during the first quarter of 2023 to certain officers and employees, which are earned based on the level of performance over the performance period (normally three years) and vest quarterly in the fourth year, subject to continued employment and vesting in certain other events. We also granted 59,684 performance-based restricted stock units (“RSUs”) during the first quarter of 2023 to certain employees, which are earned based on the level of performance over the performance period (normally three years) and vest on December 31, 2025, subject to continued employment.

Time-based and performance-based grants made to named executive officers and key employees that meet certain conditions under the Company’s retirement policy (length of service, age, etc.) vest on an accelerated basis pursuant to the 2018 Stock Incentive Plan.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		March 31,		March 31,	December 31,
	Maturity	2023		2023	2022

				(in thousands)
Secured borrowings:
HUD mortgages(1)(2)	2046-2052	3.01	%(3)	$342,795	$344,708
2023 term loan(4)	2023	8.50%		2,161	2,161
2024 term loan(5)	2024	10.17%		19,817	19,727
Total secured borrowings				364,773	366,596

Unsecured borrowings:
Revolving credit facility(6)(7)	2025	6.04%		19,784	19,246
				19,784	19,246
Senior notes and other unsecured borrowings:
2023 notes(6)	2023	4.375%		350,000	350,000
2024 notes(6)	2024	4.950%		400,000	400,000
2025 notes(6)	2025	4.500%		400,000	400,000
2026 notes(6)	2026	5.250%		600,000	600,000
2027 notes(6)	2027	4.500%		700,000	700,000
2028 notes(6)	2028	4.750%		550,000	550,000
2029 notes(6)	2029	3.625%		500,000	500,000
2031 notes(6)	2031	3.375%		700,000	700,000
2033 notes(6)	2033	3.250%		700,000	700,000
OP term loan(8)	2025	6.29%		50,000	50,000
Deferred financing costs – net				(21,099)	(22,276)
Discount – net				(25,524)	(26,732)
Total senior notes and other unsecured borrowings – net				4,903,377	4,900,992

Total unsecured borrowings – net				4,923,161	4,920,238

Total secured and unsecured borrowings – net(9)(10)				$5,287,934	$5,286,834
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at March 31, 2023. Secured by real estate assets with a net carrying value of $476.5 million as of March 31, 2023.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Excludes fees of approximately 0.65% for mortgage insurance premiums.
(4)	Borrowing is the debt of a consolidated joint venture.
(5)	Borrowing is the debt of the consolidated joint venture discussed in Note 8 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing is secured by two ALFs, which are owned by the joint venture.
(6)	Guaranteed by Omega OP.
(7)	As of March 31, 2023, borrowings under Omega’s $1.45 billion senior unsecured multicurrency revolving credit facility consisted of £16.0 million British Pounds Sterling (“GBP”). The applicable interest rate on the US Dollar tranche and on the GBP borrowings under the alternative currency tranche of the credit facility were 6.04% and 5.50% as of March 31, 2023, respectively.
(8)	Omega OP is the obligor on this borrowing.
(9)	All borrowings are direct borrowings of Parent unless otherwise noted.
(10)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2023 and December 31, 2022, we were in compliance with all applicable covenants for our borrowings.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of March 31, 2023, we have five forward starting swaps with $400.0 million in notional value, indexed to 3-month LIBOR, that were issued at a weighted average fixed rate of 0.8675% and are designated as cash flow hedges. Additionally, we have six foreign currency forward contracts with £250.0 million in notional valued issued at a weighted average GBP-USD forward rate of 1.3641 that are designated as net investment hedges.

The location and fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	March 31,	December 31,
	2023	2022

Cash flow hedges:	(in thousands)
Other assets	$84,515	$92,990

Net investment hedges:
Other assets	$29,936	$34,977

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

At March 31, 2023 and December 31, 2022, the net carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$8,670	$8,670	$8,503	$8,503
Real estate loans receivable – net	1,061,869	1,087,327	1,042,731	1,080,890
Non-real estate loans receivable – net	189,880	190,553	225,281	228,498
Total	$1,260,419	$1,286,550	$1,276,515	$1,317,891
Liabilities:
Revolving credit facility	$19,784	$19,784	$19,246	$19,246
2023 term loan	2,161	2,161	2,161	2,275
2024 term loan	19,817	19,750	19,727	19,750
OP term loan	49,788	50,000	49,762	50,000
4.375% notes due 2023 – net	349,811	347,763	349,669	347,998
4.95% notes due 2024 – net	398,989	395,236	398,736	394,256
4.50% notes due 2025 – net	398,636	383,068	398,446	388,920
5.25% notes due 2026 – net	598,024	588,930	597,848	589,104
4.50% notes due 2027 – net	694,204	652,666	693,837	657,468
4.75% notes due 2028 – net	545,168	510,098	544,916	507,425
3.625% notes due 2029 – net	492,192	418,695	491,890	411,090
3.375% notes due 2031 – net	685,830	552,510	685,382	540,386
3.25% notes due 2033 – net	690,735	511,931	690,506	507,976
HUD mortgages – net	342,795	265,148	344,708	266,161
Total	$5,287,934	$4,717,740	$5,286,834	$4,702,055

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2022). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Real estate loans receivable: The fair value of the real estate loans receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving credit facility, OP term loan, 2023 term loan and 2024 term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.

●	HUD mortgages: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

Shareholder Litigation

The Company and certain of its officers, C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth, are defendants in a purported securities class action lawsuit pending in the U.S. District Court for the Southern District of New York (the “Securities Class Action”). Brought by lead plaintiff Royce Setzer and additional plaintiff Earl Holtzman, the Securities Class Action purports to assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seeks monetary damages, interest, fees and expenses of attorneys and experts, and other relief. The Securities Class Action alleges that the defendants violated the Exchange Act by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The plaintiffs and defendants reached an agreement in principle on a settlement of the Securities Class Action and thereafter executed a stipulation of settlement dated December 9, 2022 (“Settlement”). On April 25, 2023, following notice to class members and a hearing, the Court entered judgment approving the Settlement, which becomes effective upon the expiration of the period for appealing the Court’s judgment. Upon the effective date of the Settlement, the Settlement payment of $30.75 million will be transmitted from an escrow account funded by the Company’s directors and officers insurers to a settlement fund to be distributed to class members by a third party administrator. The Settlement does not include any admission of wrongdoing or liability on the part of the Company or the individual defendants. It provides for dismissal and release of all claims against the defendants by a class of persons and/or entities who purchased or otherwise acquired Company securities from February 8, 2017 through October 31, 2017. The Company recorded a $31 million legal reserve related to the Securities Class Action in the third quarter of 2022, which is included within accrued expenses and other liabilities on the Consolidated Balance Sheets. As the Settlement proceeds are being paid by insurance, the Company concurrently recorded a receivable for $31 million within other assets on the Consolidated Balance Sheet, and consequently there is no impact to the Consolidated Statements of Operations related to this matter.

Certain derivative actions have also been brought against the officers named in the Securities Class Action, and certain current and former directors of the Company, alleging claims relating to the matters at issue in the Securities Class Action.

In 2018, Stourbridge Investments LLC, a purported stockholder of the Company, filed a derivative action purportedly on behalf of the Company in the U.S. District Court for the Southern District of New York, alleging violations of Section 14(a) of the Exchange Act and state-law claims including breach of fiduciary duty. The complaint alleges, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna Health Systems, the alleged non-disclosures that are also the subject of the Securities Class Action described above. The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile. The case is stayed until July 25, 2023.

In 2019, purported stockholder Phillip Swan by his counsel, and stockholders Tom Bradley and Sarah Smith by their counsel, filed derivative actions in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment against the named defendants. Those actions were consolidated and stayed in the Maryland court pending the close of fact discovery in the Securities Class Action. Prior to filing suit, each of these stockholders had made demands on the Board of Directors in 2018 that the Company bring such lawsuits. After an investigation and due consideration, and in the exercise of its business judgment, the Board of Directors determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the demands.

In addition, in late 2020, Robert Wojcik, a purported shareholder of the Company, filed a derivative action in the U.S. District Court for the District of Maryland, purportedly on behalf of the Company, asserting violations of Section 14(a) of the Exchange Act, Sections 10(b) and 21D of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Wojcik also did not make a demand on the Company prior to filing suit. The case was stayed until 30 days after the entry of judgment or a voluntary dismissal with prejudice in the Securities Class Action.

Other

Gulf Coast Subordinated Debt

In August 2021, we filed suit in the Circuit Court for Baltimore County (the “Court”) against the holders of certain Subordinated Debt (the “Debt Holders”) associated with our Gulf Coast master lease agreement, following an assertion by the Debt Holders that our prior exercise of offset rights in connection with Gulf Coast’s non-payment of rent had resulted in defaults under the terms of the Subordinated Debt. The suit seeks a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by an indirect subsidiary of Omega (“Omega Obligor”) under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt may be (and was) offset in full as of December 31, 2021. In October 2021, the Debt Holders filed a motion to dismiss for lack of personal jurisdiction. On November 3, 2022, the Court granted the Debt Holders’ motion to dismiss for lack of personal jurisdiction, and Omega filed a timely appeal of the ruling. While Omega believes Omega Obligor is entitled to the enforcement of the offset rights sought in the action, Omega cannot predict the outcome of the declaratory judgment action, irrespective of whether (a) it is ultimately litigated in the Court if Omega Obligor prevails in its appeal or (b) if the order granting the motion to dismiss for lack of personal jurisdiction is affirmed.

On or about January 19, 2023, the Debt Holders served a lawsuit against the Omega Obligor in the Superior Court of the State of Delaware, asserting claims for (i) breach of the instruments evidencing the Subordinated Debt, (ii) declaratory judgment, and (iii) unjust enrichment, all claims that are factually based on the claims that are the subject of Omega Obligor’s suit in the Court and that are now on appeal. On February 8, 2023, Omega Obligor filed a motion to dismiss or, in the alternative, to stay this action pending the outcome of the above-referenced lawsuit in Maryland. The motion is presently pending before the Delaware state court. Omega believes that the claims are baseless and is evaluating procedural and substantive legal options in connection with this recently filed suit.

Other

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of March 31, 2023, our maximum funding commitment under these indemnification agreements was approximately $8.8 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2023, are outlined in the table below (in thousands):

Construction and capital expenditure mortgage loan commitments	$4,365
Lessor construction and capital commitments under lease agreements	224,101
Other real estate loan commitments	58,073
Non-real estate loan commitments	95,381
Total remaining commitments (1)	$381,920
(1)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March
	2023	2022

	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders – basic	$35,942	$189,607
Add: net income attributable to OP Units	1,048	5,549
Net income available to common stockholders – diluted	$36,990	$195,156
Denominator:
Denominator for basic earnings per share	234,954	239,527
Effect of dilutive securities:
Common stock equivalents	1,384	963
Noncontrolling interest – Omega OP Units	6,850	7,066
Denominator for diluted earnings per share	243,188	247,556

Earnings per share – basic:
Net income available to common stockholders	$0.15	$0.79
Earnings per share – diluted:
Net income available to common stockholders	$0.15	$0.79

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$245,182	$491,247
Restricted cash	3,336	3,534
Cash, cash equivalents and restricted cash at end of period	$248,518	$494,781

Supplemental information:
Interest paid during the period, net of amounts capitalized	$61,451	$60,478
Taxes paid during the period	$1,636	$1,716

Non-cash investing activities:
Non-cash acquisition of real estate	$—	$(11,133)

Non-cash financing activities:
Non-cash contribution from noncontrolling interest holder in consolidated joint venture	$—	$2,903
Change in fair value of cash flow hedges	$(13,516)	$24,489
Remeasurement of debt denominated in a foreign currency	$538	$(320)

NOTE 21 – SUBSEQUENT EVENTS

As discussed in Note 3 – Assets Held for Sale, Dispositions and Impairments, during the second quarter of 2023, we sold five facilities previously leased to Guardian that were classified as held for sale as of March 31, 2023 and one facility previously leased to Guardian that was not classified as held for sale as of March 31, 2023 for aggregate gross proceeds of $35.8 million. In connection with the sale of the one facility that was not classified as held for sale as of March 31, 2023, we provided $12.0 million in seller financing, collateralized by a first lien mortgage on the facility. In addition, Guardian completed the sale of the four facilities subject to the Guardian mortgage note with Omega during the second quarter of 2023. Concurrent with the sale, Omega agreed to release the mortgage liens on these facilities in exchange for a paydown of $35.2 million, which is equal to the current amortized cost, net of credit loss reserves on the Guardian mortgage note at March 31, 2023. Following the paydown in the second quarter of 2023, Guardian has no further obligations under the mortgage loan.

In April 2023, Omega committed to invest $222.6 million in connection with an existing operator’s acquisition of a West Virginia based operator that owns 17 SNFs. Omega’s investment included $114.8 million for the acquisition of four of the facilities and up to $107.8 million for five loans to the operator primarily for the purpose of financing the acquisition of the remaining 13 West Virginia SNFs. Concurrent with the acquisition, Omega added the 4 acquired SNFs to the operator’s master lease with an initial cash yield of 9.5%, with 2.5% annual escalators. The weighted average interest rate of the five loans is 12%. In connection with the loans, Omega also received a 20% equity ownership in two joint ventures.

On May 1, 2023, the Company acquired one SNF in West Virginia for $13.8 million and leased it to an existing operator. The SNF was added to the operator’s master lease with an initial annual cash yield of 10%, with 2.5% annual escalators.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the long-term impacts of the COVID-19 pandemic on our business and the business of our operators, including without limitation, the announced termination of the federally declared public health emergency and related government and regulatory support scheduled for May 11, 2023, the levels of staffing shortages, increased costs and decreased occupancy experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) arising from the pandemic, the ability of our operators to comply with infection control and vaccine protocols and to manage facility infection rates or future infectious diseases, and the sufficiency of government support and reimbursement rates to offset such costs and the conditions related thereto;
(4)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(5)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(6)	the availability and cost of capital to us;
(7)	changes in our credit ratings and the ratings of our debt securities;
(8)	competition in the financing of healthcare facilities;
(9)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(10)	additional regulatory and other changes in the healthcare sector;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates and the impact of inflation;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(17)	our ability to maintain our status as a REIT; and
(18)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	First Quarter of 2023 and Recent Highlights
●	Results from Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of March 31, 2023, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Outlook, Trends and Other Conditions

The effects of the COVID-19 pandemic have significantly and adversely impacted SNFs and long-term care providers due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve; in addition, the pandemic contributed to occupancy declines, labor shortages and cost increases which continue to significantly impact our operators. As discussed further in “Collectibility Issues” below, during the year we have had several operators that have failed to make contractual payments under their lease and loan agreements, and we have agreed to short-term deferrals, lease and portfolio restructurings and/or allowed the application of security deposits or letters of credit to pay rent for several operators.

We believe these operators were impacted by, among other things, reduced revenue as a result of lower occupancy, increased expenses, uncertainties regarding adequate reimbursement levels, and changes to government and regulatory support due to the announced termination of the federally declared public health emergency scheduled for May 11, 2023. The expense increases have been offset to some extent by enhanced reimbursement due to skilling in place, which was permitted via waiver during the pandemic, but which will be discontinued when the federally declared public health emergency expires as scheduled on May 11, 2023. We believe the expense increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay and reliance on agency staffing due to staffing shortages, as well as a significant increase in both the cost and usage of personal protective equipment (“PPE”), testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, operators who do not achieve full compliance with applicable vaccination and infection control requirements may face potential survey issues and penalties. At this time, there is uncertainty regarding the ultimate impact of such developments.

We remain cautious as these factors may continue to have a significant impact on our operators and their financial conditions, particularly given the staffing shortages that continue to impact our operators’ occupancy levels and profitability, uncertainty as to whether Medicare and Medicaid reimbursement rates will be sufficient to address longer-term cost increases faced by operators, factors that may impact future virus transmission in our facilities, including vaccination rates and efficacy of the vaccine for staff members and residents at our facilities and the risk of future infectious diseases or pandemics.

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

While substantial government support was allocated to SNFs and to a lesser extent to ALFs in 2020, federal relief efforts have been limited since 2021 as have been relief efforts in certain states. The additional 6.2% FMAP reimbursement in connection with the pandemic is being phased out in 2023 pursuant to the Consolidated Appropriations Act of 2023. The additional 6.2% FMAP provided some of our operators with significant support, based on which states they are located in, and the phase out of such support may adversely affect their operations to the extent that normal rate setting has not or does not adjust for this phase out or expenses are not reduced. We believe further government support will be needed to continue to offset these impacts on operators, which could be in the form of direct support or reimbursement rate adjustments to reflect sustained cost changes experienced by operators. It is unclear whether and to what extent such government support will continue to be sufficient and timely to offset these impacts. In particular, while $25.5 billion in federal funding for healthcare providers impacted by COVID-19 was announced in September 2021 with distributions beginning in late 2021 pursuant to the Public Health and Social Services Emergency Fund (“Provider Relief Fund”), we do not expect additional Provider Relief Funds to be allocated to healthcare operators or our operators, and it remains uncertain whether additional Medicaid funds under the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) or other changes in Medicare or Medicaid reimbursement rates in the U.S., or U.K. reimbursement and relief programs for our U.K. operators, will ultimately support reimbursement to our operators.

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

There are a number of uncertainties we face as we consider the effects of the industry’s recovery on our business, including how long census disruption and elevated COVID-19 costs will last, the ability of our operators to manage the impact of the termination of public health emergency and temporary relief thereunder, the continued efficacy of vaccination programs and management of infectious diseases in our facilities, and the extent to which funding support from the federal government, the states and the U.K. will continue to offset these incremental costs as well as lost revenues. We expect that heightened clinical protocols for infection control within facilities will continue for some period; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring.

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

Government Regulation and Reimbursement

The following information supplements and updates, and should be read in conjunction with, the information contained under the caption Item 1. Business – Government Regulation and Reimbursement in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through its scheduled expiration date of May 11, 2023, allows HHS to provide temporary regulatory waivers and new reimbursement rules, such as a temporary increase in the Medicaid Federal Medical Assistance Percentage and other rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. The three-day prior hospital stay waiver was a significant benefit to the skilled nursing industry during the height of the pandemic, as the reimbursement associated with the ability to skill in place helped to offset some of the increased costs connected with managing the pandemic. These regulatory actions have contributed, and may continue to contribute, to a change in census volumes and skilled nursing mix that may not otherwise have occurred. The public health emergency declaration is scheduled to terminate on May 11, 2023; at that time, we believe federal and state regulators will resume enforcement of those regulations which have been waived or otherwise not been enforced during the public health emergency.

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

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which have the potential to impact our operators to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments are loans that providers were scheduled to repay beginning one year from the issuance date of each provider’s or supplier’s accelerated or advance payment, with repayment made through automatic recoupment of 25% of Medicare payments otherwise owed to the provider or supplier for eleven months, followed by an increase to 50% for another six months, after which any outstanding balance would be repaid subject to an interest rate of 4%. We believe these repayments commenced for many of our operators in April 2021 and have impacted operating cash flows of these operators in 2021 and 2022. While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

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

Quality of Care Initiatives and Additional Requirements Related to COVID-19.  In addition to COVID-19 reimbursement changes, several regulatory initiatives announced from 2020 to 2022 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In August 2021, CMS announced it was developing an emergency regulation requiring staff vaccinations within the nation’s more than 15,000 Medicare and Medicaid-participating nursing homes, and in September 2021, CMS further announced that the scope of the regulation would be expanded to include workers in hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. In addition, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Although the American Rescue Plan Act did not allocate specific funds directly to SNF or ALF providers, certain funds were allocated to states who then distributed a portion of these funds to SNF and ALF providers. In addition, the American Rescue Plan Act allocated funds to quality improvement organizations to provide infection control and vaccination uptake support to SNFs and to the CDC for staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks. Additionally, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of the nursing home reforms announced in the 2022 State of the Union Address, and in July 2022, CMS announced it was evaluating a proposed federal staffing mandate for SNFs.  It is uncertain whether such a mandate will be implemented and, if it is, whether it will be accompanied by additional funding to offset any increased staffing requirements for our operators; an unfunded mandate to increase staff in SNFs may have a material and adverse impact on the financial condition of our operators. Of note, the Biden Administration issued an executive order on April 18, 2023 that directed HHS to consider issuing several regulations and guidance documents to build on the minimum staffing standards for nursing homes and condition a portion of Medicare payments on how well a nursing home retains workers. Many questions surrounding the execution of the proposed actions, such as how Medicare rates will exactly be impacted if nursing homes fail to retain a certain level of workers, remained unanswered, particularly in light of CMS still considering the above-referenced federal minimum staffing standard.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020, 2021 and 2022. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry. The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. Further, on February 13, 2023, CMS issued a proposed rule that would require SNFs participating in the Medicare or Medicaid programs to disclose certain information regarding entities such as REITs that lease real estate to SNFs. The CMS announcement noted concerns regarding the quality of care provided at SNFs owned by private equity firms, REITs and other investment firms. We are currently reviewing the proposed rule, which was open for public comment through April 14, 2023. These initiatives, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in additional requirements on our operators.

Reimbursement Generally:

Medicaid.  Most of our SNF operators derive a substantial portion of their revenue from state Medicaid programs.  Whether and to what extent the level of Medicaid reimbursement covers the actual cost to care for a Medicaid eligible resident varies by state. While periodic rate setting occurs and, in most cases, has an inflationary component, the state rate setting process does not always keep pace with inflation or, even if it does, there is a risk that it may still not be sufficient to cover all or a substantial portion of the cost to care for Medicaid eligible residents. Additionally, rate setting is also subject to changes based on state budgetary constraints and political factors, both of which could result in decreased or insufficient reimbursement to the industry even in an environment where costs are rising. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past, and may in the future, adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

The CARES Act and American Rescue Plan Act contained several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. While the CARES Act provided for a 6.2% FMAP add-on to the Medicaid program during the public health emergency, only certain states passed any of that specifically on to SNF operators either via an enhanced rate or lump sum payments. Additionally, the American Rescue Plan Act provided for a 10% FMAP add-on for state home and community-based service expenditures from April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. Both of these programs came with conditions that states had to meet to be eligible for the FMAP add-on. There may be future initiatives proposed to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care.

The risks of insufficient Medicaid reimbursement rates along with possible initiatives to push residents historically cared for in SNFs to alternative settings may impact us more acutely in states where we have a larger presence, including Florida and Texas, our states with the largest concentration of investments. In Texas several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. The state did provide for a sizeable increase in rate during the public health emergency based on the FMAP add-on; however, there is a risk that this increase won’t be captured in normal rate setting when the FMAP add-on expires. In Florida, added support to our operators during the pandemic has generally been limited, with approximately $100 million in additional FMAP funds announced in November 2021, payable over a three-month period through increased Medicaid rates. In March 2022, a revised state budget for 2022-23, which took effect October 1, 2022, increased Medicaid reimbursement rates by 7.8% to fund, in part, increased wages for certain nursing home staff. In addition, on April 6, 2022, the State of Florida enacted staffing reforms for SNFs that may provide additional flexibility to our operators in meeting minimum staffing requirements by using supplemental staff. We continue to monitor rate adjustment activity in other states in which we have a meaningful presence, and it is too early to assess whether rates will generally keep pace with increased operator costs.

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

On March 30, 2023, CMS issued a memorandum revising and enhancing enforcement efforts for infection control deficiencies found in nursing homes that are targeted at higher-level infection control deficiencies that result in actual harm or immediate jeopardy to residents.  Penalties for the most serious deficiencies include civil monetary penalties and discretionary payment denials for new resident admissions.

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

First Quarter of 2023 and Recent Highlights

Investments

●	We acquired six facilities for an aggregate consideration of $26.4 million during the three months ended March 31, 2023. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on this asset acquisition was 8.0%.
●	We invested $10.1 million under our construction in progress and capital improvement programs during the three months ended March 31, 2023.
●	We financed a $5.0 million new real estate loan with an interest rate of 9% during the three months ended March 31, 2023. We also advanced $10.7 million under existing real estate loans during the three months ended March 31, 2023.

Dispositions and Impairments

●	During the three months ended March 31, 2023, we sold two facilities, one SNF and one medical office building, for approximately $17.6 million in net cash proceeds, recognizing a net gain of approximately $13.6 million.
●	During the three months ended March 31, 2023, we recorded impairments on real estate properties of approximately $39.0 million on four facilities. Of the $39.0 million, $37.0 million related to two held-for-use facilities and $2.0 million related to two facilities that were classified as held for sale. Of the $37.0 million, $27.5 million relates to one held-for-use facility which was closed during the quarter.

Financing Activities

●	We sold 0.1 million shares of common stock under our Dividend Reinvestment and Common Stock Purchase Plan (“DRSPP”) during the three months ended March 31, 2023, generating aggregate gross proceeds of $2.3 million.

Other Highlights

●	During the three months ended March 31, 2023, we made $10.4 million of new non-real estate loans with a weighted average interest rate of 6%.

Collectibility Issues

●	During the three months ended March 31, 2023, we did not place any additional operators on a cash basis of revenue recognition. We transitioned 43 facilities associated with three cash basis operators to leases with operators on a straight-line basis of revenue recognition. As of March 31, 2023, 17 operators are on a cash basis. These operators represent an aggregate 25.1% of our total revenues (excluding the impact of write-offs) for the three months ended March 31, 2023.
●	During the three months ended March 31, 2023, we allowed eight operators to defer $24.4 million in aggregate of contractual rent and interest. The deferrals primarily related to the following operators: LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care)($14.3 million), Healthcare Homes Limited (“Healthcare Homes”)($6.1 million), Agemo Holdings, LLC (“Agemo”)($1.9 million) and Maplewood Senior Living (along with affiliates, “Maplewood”)($0.4 million). Additionally, we allowed three operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the three months ended March 31, 2023. The total collateral applied to contractual rent and interest was $5.2 million for the three months ended March 31, 2023.
●	In the first quarter of 2023, Omega and Agemo, a cash basis operator, entered into a restructuring agreement, an amended and restated master lease and a new loan agreement for two replacement loans. As part of the restructuring agreement and related agreements, Omega agreed to, among other things, forgive and release Agemo from previously written off past due rent and interest obligations, with contractual rent and interest scheduled to resume on April 1, 2023, reduce monthly contractual base rent from $4.8 million to $1.9 million, extend the initial Agemo lease term to December 31, 2036 and modify the existing Agemo loans into two replacement loans. We have not recorded any rental income or interest income related to Agemo during the three months ended March 31, 2023.
●	In the first quarter of 2023, Omega continued the process of restructuring our portfolio with LaVie and agreed to a partial rent deferral for the first four months of 2023. In doing so, we agreed to allow LaVie to defer up to $19.1 million of contractual rent from January 2023 through April 2023 under our lease agreements. As a result, in the first quarter of 2023, LaVie paid $7.4 million of contractual rent due under the leases and elected to defer the remaining $14.3 million of the full contractual payment due of $21.7 million.
●	In the first quarter of 2023, we entered into a restructuring agreement, master lease amendments and loan amendments with Maplewood, a cash basis operator. As part of the restructuring agreement and related agreements, Omega agreed to, among other things, extend the maturity date of the master lease to December 2037, fix contractual rent at $69.3 million per annum and defer the 2.5% annual escalators under our lease agreement through December 31, 2035, pay a $12.5 million option termination fee to Maplewood, extend the maturity date of the secured revolving credit facility to June 2035, increase the capacity of the secured revolving credit facility to $320.0 million and convert the 7% per annum cash interest due on the secured revolving credit facility to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, and 4% cash interest and 3% PIK interest in 2025 and through the maturity date. We have recorded $18.8 million of revenue related to Maplewood for the three months ended March 31, 2023 for the contractual rent and interest payments that we received during the quarter.

Dividends

●	On April 20, 2023, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on May 15, 2023 to stockholders of record as of the close of business on May 1, 2023.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
Revenues:
Rental income	$189,077	$216,883	$(27,806)
Income from direct financing leases	254	256	(2)
Interest income	28,420	31,143	(2,723)
Miscellaneous income	451	1,033	(582)
Expenses:
Depreciation and amortization	81,192	82,752	(1,560)
General and administrative	20,526	16,385	4,141
Real estate taxes	3,997	3,603	394
Acquisition, merger and transition related costs	639	1,513	(874)
Impairment on real estate properties	38,988	3,511	35,477
(Recovery) provision for credit losses	(4,057)	1,824	(5,881)
Interest expense	58,546	58,145	401
Other income (expense):
Other income (expense) – net	2,720	(455)	3,175
Loss on debt extinguishment	(6)	(6)	—
Gain on assets sold – net	13,637	113,637	(100,000)
Income tax benefit (expense)	1,292	(1,225)	2,517
Income from unconsolidated joint ventures	831	1,623	(792)

Revenues

  The following is a description of certain of the changes in revenues for the three months ended March 31, 2023 compared to the same period in 2022:

●	The decrease in rental income was primarily the result of (i) a $45.5 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators, along with a one-time option termination payment of $12.5 million to Maplewood that was recorded as a reduction to rental income during the first quarter of 2023, partially offset by (i) a $9.2 million net increase related to impact of facility transitions and sales, (ii) a $4.6 million increase related to facility acquisitions made throughout 2022 and in the first quarter of 2023 and (iii) a $3.2 million increase as a result of a net decrease in straight-line rent receivable write-offs in the first quarter of 2023.
●	The decrease in interest income was primarily due to (i) a $5.4 million decrease related to early principal payments on our mortgage loans with Ciena Healthcare during 2022 and the pay-off of other loans during 2022 and the first quarter of 2023 and (ii) a $2.6 million decrease related to loans placed on non-accrual status, primarily the LaVie loans and Maplewood loan, during 2022, partially offset by a $5.4 million increase related to new and refinanced loans and additional funding to existing operators made throughout 2022 and the first quarter of 2023. As noted above, during the three months ended March 31, 2023, we funded $15.7 million for new or existing real estate loans and $10.4 million for new non-real estate loans.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended March 31, 2023 compared to the same period in 2022:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.
●	The increase in general and administrative expense primarily relates to (i) a $1.9 million increase in stock-based compensation expense, (ii) a $1.7 million increase in outside services primarily related to professional fees and (iii) a $1.0 million increase in payroll and benefits.
●	The 2023 impairments were recognized in connection with two facilities that were classified as held-for-sale for which the carrying values exceeded the estimated fair values less costs to sell and two held-for-use facilities for which it was determined that the carrying value exceeded the fair value. The 2022 impairments were recognized in connection with two facilities that were classified as held-for-sale for which the carrying values exceeded the estimated fair values less costs to sell. The 2023 and 2022 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.
●	The change in provision for credit losses primarily relates to decreases in the general reserve recorded primarily resulting from decreases in loss rates utilized in the estimate of expected credit losses for loans, partially offset by a net increase in aggregate specific provisions recorded during the first quarter of 2023 compared to specific provisions recorded during the same period in 2022.

Other Income (Expense)

The change in total other income (expense) was primarily due to a $100.0 million decrease in gain on assets sold related to the sale of two facilities in the first quarter of 2023 compared to the sale of 27 facilities, primarily associated with our exit of the facilities associated with Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”), during the same period in 2022.

Income Tax Benefit (Expense)

The change in income tax benefit (expense) was primarily due to adjustments made to our deferred tax assets and liabilities in the first quarter of 2023 as a result of the majority of our U.K. portfolio entering into the U.K. REIT regime effective April 1, 2023.

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

We further believe that by excluding the effect of depreciation, amortization, impairment on real estate assets and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Nareit FFO can facilitate comparisons of operating performance between periods. We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and Nareit FFO should not be considered a measure of liquidity or cash flow, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following table presents our Nareit FFO results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net income (1)	$36,845	$195,156
Deduct gain from real estate dispositions	(13,637)	(113,637)
	23,208	81,519
Elimination of non-cash items included in net income:
Depreciation and amortization	81,192	82,752
Depreciation – unconsolidated joint ventures	2,684	2,896
Add back impairments on real estate properties	38,988	3,511
Nareit FFO	$146,072	$170,678
(1)	The three months ended March 31, 2023 and 2022 includes the application of $5.2 million and $3.3 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.

The $24.6 million decrease in Nareit FFO for the three months ended March 31, 2023 compared to the same period in 2022 is primarily driven by the overall decrease in total revenue, which is discussed in more detail in the Results of Operations above.

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest receipts, existing availability under our revolving credit facility, proceeds from our DRSPP and the $1.0 billion 2021 At-The-Market Offering Program (“2021 ATM Program”), facility sales, and proceeds from real estate loan and non-real estate loan payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), real estate loan and non-real estate loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At March 31, 2023, we had total assets of $9.3 billion, total equity of $3.7 billion and total debt of $5.3 billion in our consolidated financial statements, with such debt representing approximately 59.1% of total capitalization.

Debt

At March 31, 2023 and December 31, 2022, the weighted average annual interest rate of our debt was 4.1%. Additionally, as of March 31, 2023, 98% of our debt with outstanding principal balances has fixed interest payments. Our high percentage of fixed interest debt has kept our interest expense relatively flat year over year despite rising interest rates. As of March 31, 2023, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving credit facility accrues interest and fees at a rate per annum equal to LIBOR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our revolving credit facility.

We have $350 million of 4.375% senior notes due August 2023 and $400 million of 4.95% senior notes due April 2024. As of March 31, 2023 we have $1.43 billion of availability under our revolving credit facility and approximately $245 million of cash on our consolidated balance sheet.  In addition, we have $400 million of forward interest rate swaps with a weighted average fixed rate of approximately 0.8675%. This combination of liquidity sources provides us with flexibility to repay the senior notes due in August 2023 and April 2024. We currently anticipate that we will repay the 4.375% senior notes due in August 2023 using available cash and proceeds from our revolving credit facility.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2023 and December 31, 2022, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued approximately $4.9 billion aggregate principal of senior notes outstanding at March 31, 2023 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

The U.S. Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities, such as our senior notes. As a result of these amendments, registrants are permitted to provide certain alternative financial and non-financial disclosures, to the extent material, in lieu of separate financial statements for subsidiary issuers and guarantors of registered debt securities. Accordingly, separate consolidated financial statements of Omega OP have not been presented. Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under the outstanding senior notes, the revolving credit facility and the OP term loan) and their investments in non-guarantor subsidiaries.

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of March 31, 2023, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At March 31, 2023, we had approximately 234.3 million shares of common stock outstanding, and our shares had a market value of $6.4 billion. The following is a summary of activity under our equity programs during the three months ended March 31, 2023:

●	During the three months ended March 31, 2023, we did not issue any shares of common stock under our 2021 ATM Program and we did not utilize the forward provisions under the 2021 ATM Program. We have $929.9 million of potential sales remaining under the 2021 ATM Program as of March 31, 2023.

●	We issued 81.7 thousand shares of common stock under the DRSPP during the three months ended March 31, 2023. Aggregate gross proceeds from these sales were $2.3 million during the three months ended March 31, 2023.
●	During the three months ended March 31, 2023, we did not repurchase any shares of our outstanding common stock under the $500 Million Stock Repurchase Program. We have $357.8 million remaining authorized for repurchases under the $500 Million Stock Repurchase Program as of March 31, 2023.

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

For the three months ended March 31, 2023, we paid dividends of approximately $157.4 million to our common stockholders. On February 15, 2023, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 6, 2023.

Material Cash Requirements

During the three months ended March 31, 2023, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, we had $228.5 million of commitments to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. Additionally, we have commitments to fund $58.1 million of advancements under existing other real estate loans and $95.4 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

Other Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 9 to the Consolidated Financial Statements – Investments in Joint Ventures. Our risk of loss is generally limited to our investment in the joint venture and any outstanding loans receivable. We use derivative instruments to hedge interest rate and foreign currency exchange rate exposure as discussed in Note 15 – Derivatives and Hedging in our Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flow Summary

The following is a summary of our sources and uses of cash flows for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$111,360	$132,202	$(20,842)
Investing activities	2,657	177,338	(174,681)
Financing activities	(166,422)	161,237	(327,659)

Cash, cash equivalents and restricted cash totaled $248.5 million as of March 31, 2023, a decrease of $246.3 million as compared to the balance at March 31, 2022. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – The decrease in net cash provided by operating activities is driven primarily by a decrease of $11.9 million of net income, net of $146.4 million of non-cash items, primarily due to a year over year reduction in rental income and interest income, as discussed in our material changes analysis under Results of Operations above. A $8.9 million change in the net movements of the operating assets and liabilities also contributed to the overall decrease in cash provided by operating activities.

Investing Activities – The change in cash provided by investing activities primarily related to a $315.0 million decrease in proceeds from the sales of real estate investments driven by the sale of the Gulf Coast facilities in the first quarter of 2022, partially offset by (i) a $86.8 million decrease in real estate acquisitions, (ii) a $44.7 million decrease in loan placements, net of repayments and (iii) a $8.1 million decrease in capital improvements to real estate investments and construction in progress.

Financing Activities – The change in cash used in financing activities primarily related to (i) a $355.2 million decrease in proceeds from other long-term borrowings, net of repayments due to higher cash balances in the first quarter of 2023 as a result of significant facility sale proceeds received in 2022 and (ii) a $3.9 million increase in distributions to Omega OP Unit holders, partially offset by (i) a $27.3 million decrease in repurchases of shares of common stock and (ii) a $3.3 million decrease in dividends paid primarily related to share repurchases during 2022.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. We have described our accounting policies in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies or estimates since December 31, 2022.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2023, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In connection with the preparation of our Form 10-Q as of and for the quarter ended March 31, 2023, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of the Company as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Company were effective at a reasonable assurance level as of March 31, 2023.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 18 – Commitments and Contingencies to the Consolidated Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this Item.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended March 31, 2023, we did not issue any shares of our common stock in exchange for Omega OP Units.

Issuer Purchases of Equity Securities

On January 27, 2022, the Board of Directors authorized the Company to repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time.

During the first quarter of 2023, we did not repurchase any shares of our outstanding common stock.

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
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: May 3, 2023	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 3, 2023	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer