Form 10-Q
period 2023-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2023-08-03
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, there were 244,872,475 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,398,122	$7,347,853
Land	928,318	923,605
Furniture and equipment	499,102	499,902
Construction in progress	107,983	88,904
Total real estate assets	8,933,525	8,860,264
Less accumulated depreciation	(2,444,149)	(2,322,773)
Real estate assets – net	6,489,376	6,537,491
Investments in direct financing leases – net	8,995	8,503
Real estate loans receivable – net	1,096,806	1,042,731
Investments in unconsolidated joint ventures	191,667	178,920
Assets held for sale	1,400	9,456
Total real estate investments	7,788,244	7,777,101
Non-real estate loans receivable – net	227,916	225,281
Total investments	8,016,160	8,002,382

Cash and cash equivalents	350,691	297,103
Restricted cash	5,820	3,541
Contractual receivables – net	8,837	8,228
Other receivables and lease inducements	200,650	177,798
Goodwill	643,862	643,151
Other assets	178,013	272,960
Total assets	$9,404,033	$9,405,163

LIABILITIES AND EQUITY
Revolving credit facility	$20,342	$19,246
Secured borrowings	360,775	366,596
Senior notes and other unsecured borrowings – net	4,905,761	4,900,992
Accrued expenses and other liabilities	304,563	315,047
Total liabilities	5,591,441	5,601,881

Equity:
Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 240,991 shares as of June 30, 2023 and 234,252 shares as of December 31, 2022	24,099	23,425
Additional paid-in capital	6,526,367	6,314,203
Cumulative net earnings	3,534,199	3,438,401
Cumulative dividends paid	(6,501,899)	(6,186,986)
Accumulated other comprehensive income	41,353	20,325
Total stockholders’ equity	3,624,119	3,609,368
Noncontrolling interest	188,473	193,914
Total equity	3,812,592	3,803,282
Total liabilities and equity	$9,404,033	$9,405,163

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Rental income	$219,101	$211,428	$408,178	$428,311
Income from direct financing leases	254	256	508	512
Interest income	29,232	31,374	57,652	62,517
Miscellaneous income	1,600	1,591	2,051	2,624
Total revenues	250,187	244,649	468,389	493,964

Expenses
Depreciation and amortization	82,018	83,207	163,210	165,959
General and administrative	22,158	18,775	42,684	35,160
Real estate taxes	3,925	3,717	7,922	7,320
Acquisition, merger and transition related costs	423	3,960	1,062	5,473
Impairment on real estate properties	21,114	7,695	60,102	11,206
Provision (recovery) for credit losses	12,967	(1,563)	8,910	261
Interest expense	58,776	58,372	117,322	116,517
Total expenses	201,381	174,163	401,212	341,896

Other income (expense)
Other income (expense) – net	1,029	(4,407)	3,749	(4,862)
Loss on debt extinguishment	—	(7)	(6)	(13)
Gain on assets sold – net	12,243	25,180	25,880	138,817
Total other income	13,272	20,766	29,623	133,942

Income before income tax expense and income from unconsolidated joint ventures	62,078	91,252	96,800	286,010
Income tax expense	(1,626)	(1,119)	(334)	(2,344)
Income from unconsolidated joint ventures	1,069	1,782	1,900	3,405
Net income	61,521	91,915	98,366	287,071
Net income attributable to noncontrolling interest	(1,665)	(2,448)	(2,568)	(7,997)
Net income available to common stockholders	$59,856	$89,467	$95,798	$279,074

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.25	$0.38	$0.41	$1.17
Diluted:
Net income available to common stockholders	$0.25	$0.38	$0.40	$1.17

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$61,521	$91,915	$98,366	$287,071
Other comprehensive income (loss)
Foreign currency translation	13,207	(22,341)	24,000	(33,150)
Cash flow hedges	7,199	19,444	(2,351)	39,022
Total other comprehensive income (loss)	20,406	(2,897)	21,649	5,872
Comprehensive income	81,927	89,018	120,015	292,943
Comprehensive income attributable to noncontrolling interest	(2,251)	(2,368)	(3,189)	(8,168)
Comprehensive income attributable to common stockholders	$79,676	$86,650	$116,826	$284,775

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended June 30, 2023 and 2022

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income	Equity	Interest	Equity
Balance at March 31, 2023	$23,434	$6,322,160	$3,474,343	$(6,344,413)	$21,533	$3,497,057	$188,554	$3,685,611
Stock related compensation	—	8,855	—	—	—	8,855	—	8,855
Issuance of common stock	663	198,963	—	—	—	199,626	—	199,626
Common dividends declared ($0.67 per share)	—	—	—	(157,486)	—	(157,486)	—	(157,486)
Vesting/exercising of Omega OP Units	—	(4,118)	—	—	—	(4,118)	4,118	—
Conversion and redemption of Omega OP Units to common stock	2	542	—	—	—	544	(621)	(77)
Omega OP Units distributions	—	—	—	—	—	—	(5,636)	(5,636)
Net change in noncontrolling interest holder in consolidated JV	—	(35)	—	—	—	(35)	(193)	(228)
Other comprehensive income	—	—	—	—	19,820	19,820	586	20,406
Net income	—	—	59,856	—	—	59,856	1,665	61,521
Balance at June 30, 2023	$24,099	$6,526,367	$3,534,199	$(6,501,899)	$41,353	$3,624,119	$188,473	$3,812,592

Balance at March 31, 2022	$23,820	$6,401,207	$3,201,081	$(5,714,595)	$6,318	$3,917,831	$212,013	$4,129,844
Stock related compensation	—	6,892	—	—	—	6,892	—	6,892
Issuance of common stock	13	2,331	—	—	—	2,344	—	2,344
Repurchase of common stock	(423)	(114,523)	—	—	—	(114,946)	—	(114,946)
Common dividends declared ($0.67 per share)	—	—	—	(157,674)	—	(157,674)	—	(157,674)
Conversion and redemption of Omega OP Units to common stock	—	—	—	—	—	—	(9,704)	(9,704)
Omega OP Units distributions	—	—	—	—	—	—	(5,062)	(5,062)
Other comprehensive loss	—	—	—	—	(2,817)	(2,817)	(80)	(2,897)
Net income	—	—	89,467	—	—	89,467	2,448	91,915
Balance at June 30, 2022	$23,410	$6,295,907	$3,290,548	$(5,872,269)	$3,501	$3,741,097	$199,615	$3,940,712

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Six Months Ended June 30, 2023 and 2022

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2022	$23,425	$6,314,203	$3,438,401	$(6,186,986)	$20,325	$3,609,368	$193,914	$3,803,282
Stock related compensation	—	17,647	—	—	—	17,647	—	17,647
Issuance of common stock	672	200,939	—	—	—	201,611	—	201,611
Common dividends declared ($1.34 per share)	—	—	—	(314,913)	—	(314,913)	—	(314,913)
Vesting/exercising of Omega OP Units	—	(6,929)	—	—	—	(6,929)	6,929	—
Conversion and redemption of Omega OP Units to common stock	2	542	—	—	—	544	(621)	(77)
Omega OP Units distributions	—	—	—	—	—	—	(14,767)	(14,767)
Net change in noncontrolling interest holder in consolidated JV	—	(35)	—	—	—	(35)	(171)	(206)
Other comprehensive income	—	—	—	—	21,028	21,028	621	21,649
Net income	—	—	95,798	—	—	95,798	2,568	98,366
Balance at June 30, 2023	$24,099	$6,526,367	$3,534,199	$(6,501,899)	$41,353	$3,624,119	$188,473	$3,812,592

Balance at December 31, 2021	$23,906	$6,427,566	$3,011,474	$(5,553,908)	$(2,200)	$3,906,838	$201,388	$4,108,226
Stock related compensation	—	13,797	—	—	—	13,797	—	13,797
Issuance of common stock	25	3,466	—	—	—	3,491	—	3,491
Repurchase of common stock	(521)	(141,746)	—	—	—	(142,267)	—	(142,267)
Common dividends declared ($1.34 per share)	—	—	—	(318,361)	—	(318,361)	—	(318,361)
Vesting/exercising of Omega OP Units	—	(7,176)	—	—	—	(7,176)	7,176	—
Conversion and redemption of Omega OP Units to common stock	—	—	—	—	—	—	(9,704)	(9,704)
Omega OP Units distributions	—	—	—	—	—	—	(10,338)	(10,338)
Capital contribution from noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	2,925	2,925
Other comprehensive income	—	—	—	—	5,701	5,701	171	5,872
Net income	—	—	279,074	—	—	279,074	7,997	287,071
Balance at June 30, 2022	$23,410	$6,295,907	$3,290,548	$(5,872,269)	$3,501	$3,741,097	$199,615	$3,940,712

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$98,366	$287,071
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,210	165,959
Impairment on real estate properties	60,102	11,206
Provision for rental income	13,401	14,805
Provision for credit losses	8,910	261
Amortization of deferred financing costs and loss on debt extinguishment	6,510	6,457
Accretion of direct financing leases	53	38
Stock-based compensation expense	17,550	13,706
Gain on assets sold – net	(25,880)	(138,817)
Amortization of acquired in-place leases – net	(6,775)	(2,584)
Straight-line rent and effective interest receivables	(23,257)	(39,082)
Interest paid-in-kind	(5,221)	(4,511)
Loss (income) from unconsolidated joint ventures	37	(1,503)
Change in operating assets and liabilities – net:
Contractual receivables	(610)	902
Lease inducements	(12,146)	3,865
Other operating assets and liabilities	(12,514)	(12,577)
Net cash provided by operating activities	281,736	305,196
Cash flows from investing activities
Acquisition of real estate	(154,927)	(113,168)
Net proceeds from sale of real estate investments	62,284	386,861
Investments in construction in progress	(14,681)	(7,978)
Placement of loan principal	(182,728)	(203,720)
Collection of loan principal	121,918	239,803
Investments in unconsolidated joint ventures	(8,195)	(113)
Distributions from unconsolidated joint ventures in excess of earnings	1,134	1,176
Capital improvements to real estate investments	(13,191)	(26,260)
Receipts from insurance proceeds	3,717	565
Net cash (used in) provided by investing activities	(184,669)	277,166
Cash flows from financing activities
Proceeds from long-term borrowings	80,000	515,208
Payments of long-term borrowings	(86,001)	(474,886)
Payments of financing related costs	(6)	(13)
Net proceeds from issuance of common stock	201,611	3,491
Repurchase of common stock	—	(142,267)
Dividends paid	(314,816)	(318,269)
Net payments to noncontrolling members of consolidated joint venture	(206)	22
Proceeds from derivative instruments	92,577	—
Redemption of Omega OP Units	(77)	(9,704)
Distributions to Omega OP Unit Holders	(14,767)	(10,338)
Net cash used in financing activities	(41,685)	(436,756)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	485	(1,553)
Increase in cash, cash equivalents and restricted cash	55,867	144,053
Cash, cash equivalents and restricted cash at beginning of period	300,644	24,411
Cash, cash equivalents and restricted cash at end of period	$356,511	$168,464

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2023

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

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of June 30, 2023, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Recent Accounting Pronouncements

ASU – 2020-04, Financial Instruments – Reference Rate Reform (Topic 848)

On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which contains optional practical expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). The guidance may be elected over time until December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the practical expedients under ASU 2020-04 to December 31, 2024. The Company had several derivative instruments that referenced LIBOR which were terminated during the second quarter of 2023 (see Note 16 – Derivatives and Hedging). The Company also had a $1.45 billion senior unsecured multicurrency revolving credit facility and a $50.0 million senior unsecured term loan facility (see Note 15 – Borrowing Activities and Arrangements) that referenced LIBOR. During the second quarter of 2023, the Company amended its $1.45 billion senior unsecured multicurrency revolving credit facility and $50.0 million senior unsecured term loan facility to adjust the interest on each loan from a LIBOR based interest rate to a Secured Overnight Financing Rate (“SOFR”) based interest rate. For both loans we have elected to apply the optional expedient pursuant to Topic 848. As such we will account for the amendments as if the modifications were not substantial and thus a continuation of the existing contract resulting in no change to the current loan carrying values or the related deferred financing costs.

NOTE 2 – REAL ESTATE ASSETS

At June 30, 2023, our leased real estate properties included 660 SNFs, 175 ALFs, 19 ILFs, 17 specialty facilities and one medical office building. The following table summarizes the Company’s rental income from operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Rental income – operating leases	$215,307	$207,791	$400,634	$421,388
Variable lease income – operating leases	3,794	3,637	7,544	6,923
Total rental income	$219,101	$211,428	$408,178	$428,311

Our variable lease income primarily represents the reimbursement of real estate taxes and ground lease expenses by operators that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the six months ended June 30, 2023:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(1)
Q1	—	6	U.K.	$26.4	(2)	8.0%
Q2	4	—	WV	114.8	(3)	9.5%
Q2	1	—	WV	13.7		10.0%
Total	5	6		$154.9
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	In connection with this acquisition, the Company recorded $9.9 million of right-of-use assets and lease liabilities associated with ground leases assumed in the acquisition.
(3)	In connection with this acquisition, the Company also provided $104.6 million of mezzanine financing discussed further in Note 5 – Real Estate Loans Receivable and Note 6 – Non-Real Estate Loans Receivable.

Construction in Progress and Capital Expenditure Investments

We invested $17.8 million and $27.9 million under our construction in progress and capital improvement programs during the three and six months ended June 30, 2023, respectively. We invested $16.0 million and $34.2 million under our construction in progress and capital improvement programs during the three and six months ended June 30, 2022, respectively. During the second quarter of 2023, we purchased land located in Virginia (not reflected in the table above) for approximately $0.8 million that we plan to develop into a SNF. Concurrent with the acquisition, we amended our lease with an existing operator to include the land in the lease. We are committed to a maximum funding of $15.2 million for the development of the land.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	June 30,	December 31,
	2023	2022
Number of facilities held for sale	1	2
Amount of assets held for sale (in thousands)	$1,400	$9,456

Asset Sales

During the three and six months ended June 30, 2023, we sold ten facilities (nine SNFs and one ILF) and 12 facilities (ten SNFs, one ILF and one medical office building) subject to operating leases, for approximately $44.7 million and $62.3 million in net cash proceeds, respectively. As a result of these sales, we recognized net gains of approximately $12.2 million and $25.9 million, respectively. The proceeds for the three and six months ended June 30, 2023 primarily relate to the sale of five facilities in the second quarter of 2023 that were previously leased to Guardian Healthcare (“Guardian”) and were included in assets held for sale as of March 31, 2023. The net cash proceeds from the sale were $23.8 million, and we did not recognize any gain or loss on the sale because we had already impaired the facilities down to the estimated fair value less costs to sell during the first quarter of 2023. Additionally, we sold one facility, also previously leased to Guardian, for a sales price of $12.0 million, which was fully financed by Omega through a $12.0 million first lien mortgage on the facility. The one facility sale and related seller financing did not meet the contract criteria to be recognized under ASC 610-20. During the three months ended June 30, 2023, we received interest of $0.2 million related to the seller financing, which was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

During the three and six months ended June 30, 2022, we sold 13 and 40 facilities, subject to operating leases, for approximately $54.3 million and $386.9 million in net cash proceeds, respectively. As a result of these sales, we recognized net gains of approximately $25.2 million and $138.8 million during the three and six months ended June 30, 2022, respectively. Our 2022 sales were primarily driven by restructuring transactions and negotiations related to our lease agreements with Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”) and Guardian. In the first quarter of 2022, we sold 22 facilities that were previously leased and operated by Gulf Coast. The net cash proceeds from the sale, including previously accrued for related costs, were $304.0 million, and we recognized a net gain of $113.5 million. During the first and second quarter of 2022, we sold nine total facilities that were leased to Guardian for $39.5 million in net proceeds, which resulted in a net gain of $13.7 million.

In December 2022, in connection with restructuring negotiations with LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care), we sold 11 facilities previously leased to LaVie to a third party for a sales price of $129.8 million. Omega provided $104.8 million in senior seller financing, collateralized by first lien mortgages on the 11 facilities, to fund a portion of the purchase price. The 11-facility sale does not meet the contract criteria to be recognized under ASC 610-20. During the three and six months ended June 30, 2023, we received interest of $2.1 million and $4.2 million, respectively, related to the $104.8 million in senior seller financing, which was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

Real Estate Impairments

During the three and six months ended June 30, 2023, we recorded impairments on four and six facilities of approximately $21.1 million and $60.1 million, respectively. Of the $60.1 million, $57.5 million related to four held-for-use facilities (of which $48.0 million relates to three facilities that were closed during the year) for which the carrying value exceeded the fair value and $2.6 million related to two facilities that were classified as held for sale for which the carrying value exceeded the estimated fair value less costs to sell.

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

A summary of our net receivables and lease inducements by type is as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Contractual receivables – net	$8,837	$8,228

Effective yield interest receivables	$4,603	$5,696
Straight-line rent receivables	190,360	166,061
Lease inducements	5,687	6,041
Other receivables and lease inducements	$200,650	$177,798

Cash Basis Operators and Straight-Line Receivable Write-Offs

We review our collectibility assumptions related to our operator leases on an ongoing basis. During the three and six months ended June 30, 2023, we placed two new operators, which Omega has not previously had relationships with prior to the second quarter of 2023, on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. The new lease agreements with each of these operators were executed in the second quarter of 2023 as part of transitions of facilities from other operators, and we placed them on a cash basis concurrent with the respective lease commencement dates, so there were no straight-line rent write-offs associated with moving these operators to a cash basis.

During the three and six months ended June 30, 2022, we placed two and four operators, respectively, on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from such operators was not deemed probable. In connection with moving these operators to a cash basis, we recognized $10.4 million in total straight-line accounts receivable write-offs through rental income during the three and six months ended June 30, 2022.

During the six months ended June 30, 2023, we transitioned the portfolios of four cash basis operators with an aggregate of 48 facilities, including 14 facilities related to the operator referred to as the “1.2% Operator” in our Annual Report on Form 10-K for the year ended December 31, 2022 and 20 facilities related to the operator referred to as the “2.0% Operator” in our Annual Report on Form 10-K for the year ended December 31, 2022, to new or amended leases with five operators. We are recognizing revenue on a straight-line basis for the leases associated with these five operators. The aggregate initial contractual rent related to the 48 facilities following the transition to other operators is $48.0 million per annum. In connection with the transition of the 14 facilities, Omega made or agreed to make termination payments of $15.5 million in aggregate that were recorded as initial direct costs related to the lease with the new operator of the 14 transitioned facilities in the first quarter of 2023. These termination payments are deferred and recognized within depreciation and amortization expense on a straight-line basis over the term of the master lease.

During the six months ended June 30, 2023 and 2022, we also wrote-off $0.9 million and $3.2 million, respectively, of straight-line rent receivable balances through rental income as a result of transitioning facilities between existing operators.

As of June 30, 2023, we had 18 operators on a cash basis for revenue recognition, which represent 25.8% and 32.3% of our total revenues (excluding the impact of write-offs) for the six months ended June 30, 2023 and 2022, respectively.

Rent Deferrals and Application of Collateral

During the six months ended June 30, 2023 and 2022, we allowed nine operators and seven operators, respectively, to defer $33.6 million and $24.0 million, respectively, of contractual rent and interest. The deferrals during the six months ended June 30, 2023 primarily related to the following operators: LaVie ($19.0 million), Healthcare Homes Limited (“Healthcare Homes”) ($8.2 million), Agemo Holdings, LLC (“Agemo”) ($1.9 million) and Maplewood Senior Living (along with affiliates, “Maplewood”) ($0.7 million).

Additionally, we allowed four operators and five operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the six months ended June 30, 2023 and 2022, respectively. The total collateral applied to contractual rent and interest was $5.5 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively.

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

Agemo resumed making contractual rent payments during the second quarter of 2023 in accordance with the restructuring terms discussed above. Agemo is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $5.8 million for the three and six months ended June 30, 2023 for the contractual rent payments that were received. Additionally, no interest income was recognized during the three and six months ended June 30, 2023 and 2022 on the two loans with Agemo because these loans are on non-accrual status and we are utilizing the cost recovery method, under which any payments, if received, are applied against the principal amount. See Note 6 – Non-Real Estate Loans Receivable for further discussion on the impact of the restructuring on the loans.

LaVie

In the first quarter of 2023, Omega continued the process of restructuring our portfolio with LaVie and entered into lease amendments that allow for a partial rent deferral for the first four months of 2023. In doing so, we agreed to allow LaVie to defer up to $19.1 million of contractual rent from January 2023 through April 2023 under our lease agreements. During the three and six months ended June 30, 2023, LaVie elected to defer $4.7 million and $19.0 million, respectively, of contractual rent. Since LaVie was placed on a cash basis of revenue recognition for lease purposes in the fourth quarter of 2022, the $16.9 million and $24.3 million of contractual rent payments that we received from LaVie to satisfy the remaining contractual obligations after utilizing the deferral were recorded as rental income during the three and six months ended June 30, 2023, respectively. During the second quarter of 2023, we transitioned two facilities, previously subject to the master lease with LaVie, to another operator. In July 2023, LaVie paid $2.5 million of contractual rent, a short pay of $4.7 million of the $7.2 million due under its lease agreement. Revenue from LaVie represents approximately 5.1% and 11.3% of our total revenues (excluding the impact of write-offs) for the six months ended June 30, 2023 and 2022, respectively.

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

Maplewood short-paid the contractual rent amount due under its lease agreement in each of June 2023 and July 2023 by $1.0 million each. During the third quarter of 2023, we applied $2.0 million of Maplewood’s security deposit toward the unpaid portion of June 2023 rent and July 2023 rent. Following the application of the security deposit, we have a $2.8 million security deposit remaining. We are taking actions to preserve our rights and are in discussions with Maplewood to address the deficiency. Maplewood is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $16.3 million and $33.6 million for the three and six months ended June 30, 2023, respectively, for the contractual rent payments that were received. The $12.5 million option termination fee payment made in the first quarter of 2023 was accounted for as a lease inducement and recorded as a reduction to rental income since Maplewood is on a cash basis of revenue recognition. Additionally, as discussed further in Note 5 – Real Estate Loans Receivable, we recorded interest income of $1.5 million on the secured revolving credit facility during the three months ended March 31, 2023 for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. Revenue from Maplewood represents approximately 7.3% and 9.0% of our total revenues (excluding the impact of write-offs) for the six months ended June 30, 2023 and 2022, respectively.

Healthcare Homes

In December 2022, we agreed to allow Healthcare Homes, a U.K.-based operator representing 3.1% and 2.9% of our total revenues (excluding the impact of write-offs) for the six months ended June 30, 2023 and 2022, respectively, the ability to defer up to £6.7 million of contractual rent from January 2023 through April 2023 with regular payments required to resume in May 2023. The deferred rent balance accrues interest monthly at a rate of 8% per annum and must be fully repaid by December 31, 2024. During the three and six months ended June 30, 2023, Healthcare Homes elected to defer £1.7 million ($2.1 million in USD) and £6.7 million ($8.2 million in USD), respectively, of contractual rent in accordance with the December 2022 agreement. Healthcare Homes is on a straight-line basis of revenue recognition. In May 2023, Healthcare Homes resumed making full contractual rent payments.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of June 30, 2023, our real estate loans receivable consists of eight fixed rate mortgage notes on 49 long-term care facilities and 12 other real estate loans. The mortgage notes relate to facilities located in six states that are operated by seven independent healthcare operating companies. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

The principal amounts outstanding of real estate loans receivable, net of allowances, were as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Mortgage notes due 2030; interest at 11.01%(1)	$509,475	$506,321
Mortgage note due 2031; interest at 11.27%	—	76,049
Mortgage note due 2037; interest at 10.50%(2)	72,420	72,420
Mortgage note due 2025; interest at 7.85%	62,921	63,811
Other mortgage notes outstanding(3)	25,622	12,922
Mortgage notes receivable – gross	670,438	731,523
Allowance for credit losses on mortgage notes receivable	(40,226)	(83,393)
Mortgage notes receivable – net	630,212	648,130
Other real estate loan due 2035; interest at 7.00%	263,520	250,500
Other real estate loans due 2024; interest at 13.19%(1)	102,535	98,440
Other real estate loans due 2023-2029; interest at 11.75%(1)	103,307	43,628
Other real estate loan outstanding(4)	20,000	20,000
Other real estate loans – gross	489,362	412,568
Allowance for credit losses on other real estate loans	(22,768)	(17,967)
Other real estate loans – net	466,594	394,601
Total real estate loans receivable – net	$1,096,806	$1,042,731
(1)	Approximates the weighted average interest rate on facilities as of June 30, 2023.
(2)	During the second quarter of 2023, this mortgage note was extended from December 31, 2032 to December 31, 2037.
(3)	Other mortgage notes outstanding have a weighted average interest rate of 8.6% as of June 30, 2023, with maturity dates ranging from 2023 through 2026. Two of the mortgage notes with an aggregate principal balance of $12.9 million are past due and have been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(4)	As of June 30, 2023 and December 31, 2022, includes one other real estate loan that bears interest at a rate of 12% and matures on December 2, 2027.

Interest revenue on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Mortgage notes – interest income	$16,998	$19,597	$33,546	$40,146
Other real estate loans – interest income	6,981	9,042	13,830	17,421
Total real estate loans interest income	$23,979	$28,639	$47,376	$57,567

Mortgage note due 2031

In the second quarter of 2022, we agreed to a formal restructuring agreement and amended the mortgage loan with Guardian, which among other adjustments, extended the loan’s maturity date and allowed for the deferral of certain contractual interest. The loan amendment was treated as a loan modification provided to a borrower experiencing financial difficulty. Following the execution of the restructuring agreement, Guardian resumed paying contractual rent and interest during the second quarter of 2022 and continued such payments throughout the remainder of 2022 and the first and second quarters of 2023, in accordance with the restructuring terms. The mortgage loan is on non-accrual status and is being accounted for under the cost recovery method, under which any payments, if received, are applied against the principal amount. During the three and six months ended June 30, 2023, we received $1.6 million and $3.9 million, respectively, of interest payments from Guardian that we applied against the outstanding principal of the loan and recognized a recovery for credit loss equal to the amount of payments applied against principal.

In the second quarter of 2023, Guardian completed the sale of the four remaining facilities subject to the mortgage note with Omega. Guardian used $35.2 million of proceeds from the sale of the facilities to make a principal repayment to Omega, in the same amount, against the mortgage note. Following the repayment, Omega agreed to release the mortgage liens on these facilities and forgive the remaining $46.8 million of outstanding principal due under the mortgage note. We had previously established an allowance for credit loss to reserve this loan down to $35.2 million in anticipation of this settlement.

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

During the three months ended March 31, 2023, we recorded interest income of $1.5 million on the secured revolving credit facility for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. We did not record any interest income related to the PIK interest during the three and six months ended June 30, 2023. As of June 30, 2023, the amortized cost basis of this loan was $263.5 million, which represents 22.7% of the total amortized cost basis of all real estate loan receivables. As of June 30, 2023, the remaining commitment under the secured revolving credit facility, including the unrecognized PIK interest, was $48.8 million.

Other real estate loans due 2023-2029

On April 14, 2023, we entered into two mezzanine loans, with principal balances of $68.0 million and $6.6 million, respectively, with an existing operator and its affiliates in connection with the operator’s acquisition of 13 SNFs in West Virginia. The $68.0 million loan matures on April 13, 2029 and bears interest at a variable rate that results in a blended interest rate of 12% per annum across this loan and three other loans, including the $6.6 million mezzanine loan and both $15.0 million mezzanine loans discussed under Notes due 2023-2029 in Note 6 – Non-Real Estate Loans Receivable. The $68.0 million loan requires quarterly principal payments of $1.0 million commencing on July 1, 2023 and additional payments contingent on certain metrics. The $68.0 million loan is secured by a leasehold mortgage and a pledge of the operator’s equity interest in subsidiaries of the operator. The $6.6 million mezzanine loan matures on April 14, 2029 and bears interest at a rate of 8% per annum. The $6.6 million mezzanine loan was made to a new real estate joint venture, RCA NH Holdings RE Co., LLC, that we formed in April 2023 with the acquiring operator (see Note 9 – Investments in Joint Ventures for additional information on this joint venture).

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators and/or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower. As of June 30, 2023, we had 39 loans with 22 different borrowers. A summary of our non-real estate loans is as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Notes due 2023-2029; interest at 11.30%(1)	$86,763	$55,981
Notes due 2036; interest at 5.63%	80,207	55,791
Notes due 2036; interest at 2.00%	32,308	32,539
Note due 2024; interest at 7.50%	50,999	47,999
Note due 2027; interest at 12.00%(2)	—	39,653
Other notes outstanding(3)	93,318	77,186
Non-real estate loans receivable – gross	343,595	309,149
Allowance for credit losses on non-real estate loans receivable	(115,679)	(83,868)
Total non-real estate loans receivable – net	$227,916	$225,281
(1)	Approximates the weighted average interest rate as of June 30, 2023.
(2)	During the first quarter of 2023, this loan was fully repaid.
(3)	Other notes outstanding have a weighted average interest rate of 7.39% as of June 30, 2023, with maturity dates ranging from 2023 through 2030 (with $19.6 million maturing in 2023). We have one loan within other notes outstanding with principal of $4.1 million that matured in 2022 but remained outstanding as of June 30, 2023. We wrote the $4.1 million loan down to the fair value of its collateral of $1.0 million during the first quarter of 2023.

For the three months ended June 30, 2023 and 2022, non-real estate loans generated interest income of $5.3 million and $2.8 million, respectively. For the six months ended June 30, 2023 and 2022, non-real estate loans generated interest income of $10.3 million and $5.0 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

Notes due 2036; interest at 5.63%

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, in the first quarter of 2023, Omega entered into a restructuring agreement and a replacement loan agreement that modified the existing Agemo loans. Under the restructuring agreement, previously written off contractual unpaid interest related to the Agemo WC Loan and the Agemo Term Loan was forgiven. The outstanding principal of the Agemo Term Loan was refinanced into a new $32.0 million loan (“Agemo Replacement Loan A”). The outstanding principal of the Agemo WC Loan and the aggregate rent deferred and outstanding under the Agemo lease agreement was combined and refinanced into a new $50.2 million loan (“Agemo Replacement Loan B” and with Agemo Replacement Loan A, the “Agemo Replacement Loans”). The Agemo Replacement Loans bear interest at 5.63% per annum through October 2024, which increases to 5.71% per annum until maturity. The Agemo Replacement Loans mature on December 31, 2036. Interest payments were scheduled to resume on April 1, 2023, contingent upon Agemo’s compliance with certain conditions of the restructuring agreement; however, Agemo had the option to defer the interest payment due on April 1, 2023. Beginning in January 2025, Agemo will be required to make principal payments on the Agemo Replacement Loans dependent on certain metrics. These amendments were treated as loan modifications provided to a borrower experiencing financial difficulty. Both of these loans are on non-accrual status, and we are utilizing the cost recovery method, under which any payments, if received, are applied against the principal amount.

Prior to the restructuring, the principal of the Agemo WC Loan and the Agemo Term Loan were written down to $5.9 million and zero, respectively, the fair value of the underlying collateral of these loans. No changes to the collateral supporting the loans were made because of the refinancing of these loans into the Agemo Replacement Loans. Additional principal of $25.2 million related to deferred rent due under the master lease was combined with the principal of the Agemo WC Loan under Agemo Replacement Loan B. This deferred rent balance was previously written off when the Agemo master lease was taken to a cash basis of revenue recognition in 2020. We believe it is not probable that we will collect the additional $25.2 million of principal balance associated with the deferred rent under Agemo Replacement Loan B. As such, we added an additional allowance for credit losses of $25.2 million related to Agemo Replacement Loan B concurrent with the increase in loan principal during the first quarter of 2023. There is no income statement impact as a result of this additional reserve due to the balance previously being written off.

Agemo exercised its option to defer the interest payment due on April 1, 2023 and resumed making interest payments in May 2023 in accordance with the restructuring terms discussed above. During the three months ended June 30, 2023, we received $0.8 million of interest payments from Agemo that we applied against the outstanding principal of the loans and recognized a recovery for credit loss equal to the amount of payments applied against principal. As of June 30, 2023, the amortized cost basis of these loans was $80.2 million, which represents 23.3% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of June 30, 2023 related to the Agemo Replacement Loans was $74.3 million.

Notes due 2023-2029

During the second quarter of 2023, we entered into two $15.0 million mezzanine loans with an existing operator and its affiliates in connection with the operator’s acquisition of 13 SNFs in West Virginia (discussed in Note 5 – Real Estate Loans Receivable). The first $15.0 million mezzanine loan (the “2028 Mezz Loan”) matures on April 1, 2028 and bears interest at a variable rate based on the one month term SOFR plus 8.6% per annum. The 2028 Mezz Loan requires monthly principal payments commencing on May 1, 2023 and is secured by a pledge of the operator’s equity interest in its subsidiaries. The second $15.0 million mezzanine loan (the “2029 Mezz Loan”) matures on April 13, 2029 and bears interest at a fixed rate of 12% per annum. The 2029 Mezz Loan also requires quarterly principal payments of $0.3 million commencing on July 1, 2023 and additional payments contingent on the operator’s achievement of certain metrics. The 2029 Mezz Loan is secured by a pledge of the operator’s equity interest in subsidiaries of the operator. In connection with the two mezzanine loans, we also provided a $3.3 million working capital loan to a new joint venture, WV Pharm Holdings, LLC, that we formed in April 2023 with the acquiring operator (see Note 9 – Investments in Joint Ventures for additional information on this joint venture).

Notes due 2036; interest at 2.00%

During the fourth quarter of 2022, we amended an $8.3 million term loan and a $25.0 million term loan with LaVie to, among other terms, extend the loan maturities to November 30, 2036 to align with the lease term, and starting in January 2023, reduce the interest rates to 2%, remove the requirement to make any principal payments until the maturity dates and convert from monthly cash interest payments to PIK interest. These amendments were treated as loan modifications provided to a borrower experiencing financial difficulty. Both of these loans are on non-accrual status, and we are utilizing the cost recovery method, under which any payments made by LaVie are applied against the principal amount outstanding. During the six months ended June 30, 2023, we applied an aggregate $0.2 million of interest payments received to the $25.0 million term loan principal balance and the $8.3 million term loan principal balance outstanding. As of June 30, 2023, the amortized cost basis of these loans was $32.3 million, which represents 9.4% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of June 30, 2023 related to the LaVie loans was $24.8 million.

Note due 2024

On July 8, 2019, the Company entered into a $15 million unsecured revolving credit facility agreement with a principal of an operator that bears interest at a fixed rate of 7.5% per annum and originally matured on July 8, 2022. During 2022, this revolving credit facility was amended multiple times to increase the maximum principal to $48 million, extend the maturity date to December 31, 2024 and require monthly principal payments. During the second quarter of 2023, this revolving credit facility was further amended to increase the maximum principal to $52 million and modify the principal payment schedule.

Other notes outstanding

$10.0 million Mezzanine Loan and Working Capital Loan

On June 30, 2023, the Company entered into a $10.0 million mezzanine loan and a revolving working capital loan with an existing operator in connection with the operator’s acquisition of a portfolio of facilities in Pennsylvania. The $10.0 million mezzanine loan matures on June 30, 2028 and bears interest at a fixed rate of 11% per annum. The $10.0 million mezzanine loan also requires monthly amortizing payments of principal and interest in the amount of $0.2 million. The $10.0 million mezzanine loan is secured by an equity interest in a subsidiary of the operator. The working capital loan matures on June 30, 2026 and bears interest at a fixed rate of 10% per annum. The working capital loan has a maximum principal of $34.0 million for the first year that decreases to $20.0 million thereafter. The working capital loan is secured by the accounts receivable of the acquired facilities. As of June 30, 2023, the revolving working capital loan has not been drawn on.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the six months ended June 30, 2023 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2022	Provision (recovery) for Credit Loss for the six months ended June 30, 2023	Write-offs charged against allowance for the six months ended June 30, 2023		Other additions to the allowance for the six months ended June 30, 2023		Allowance for Credit Loss as of June 30, 2023
		(in thousands)
1	Real estate loan receivable	$162	$366	$—		$—		$528
2	Real estate loans receivable	157	(88)	—		—		69
3	Real estate loans receivable	15,110	(9,465)	—		—		5,645
4	Real estate loans receivable	33,666	11,636	—		—		45,302
6	Real estate loans receivable	52,265	(3,860)	(36,955)	(1)	—		11,450
	Sub-total	101,360	(1,411)	(36,955)		—		62,994

5	Investment in direct financing leases	2,816	(545)	—		—		2,271
	Sub-total	2,816	(545)	—		—		2,271

2	Non-real estate loans receivable	859	(507)	—		—		352
3	Non-real estate loans receivable	2,079	(1,016)	—		—		1,063
4	Non-real estate loans receivable	634	(430)	—		—		204
5	Non-real estate loans receivable	18,619	(439)	—		25,200	(2)	43,380
6	Non-real estate loans receivable	61,677	9,003	—		—		70,680
	Sub-total	83,868	6,611	—		25,200		115,679

2	Off-balance sheet non-real estate loan commitments	207	177	—		—		384
3	Off-balance sheet non-real estate loan commitments	29	(27)	—		—		2
4	Off-balance sheet non-real estate loan commitments	—	8	—		—		8
4	Off-balance sheet real estate loan commitments	84	4,097	—		—		4,181
	Sub-total	320	4,255	—		—		4,575

	Total	$188,364	$8,910	$(36,955)		$25,200		$185,519
(1)	This amount relates to the write-off of the allowance for the Guardian mortgage note in connection with the settlement and partial forgiveness of the note in the second quarter of 2023. See Note 5 – Real Estate Loans Receivable for additional details.
(2)	This amount relates to the additional $25.2 million allowance recorded during the first quarter of 2023 in order to reserve the aggregate deferred rent amount that is included within Agemo Replacement Loan B. See Note 6 – Non-Real Estate Loans Receivable for additional details.

A rollforward of our allowance for credit losses for the six months ended June 30, 2022 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2021	Provision (recovery) for Credit Loss for the six months ended June 30, 2022		Write-offs charged against allowance for the six months ended June 30, 2022	Allowance for Credit Loss as of June 30, 2022
		(in thousands)
1	Real estate loans receivable	$—	$246		$—	$246
2	Real estate loans receivable	14	13		—	27
3	Real estate loans receivable	5,367	431		—	5,798
4	Real estate loans receivable	20,577	(2,814)		—	17,763
5	Real estate loans receivable	136	(67)		—	69
6	Real estate loans receivable	56,480	(6,584)	(1)	—	49,896
	Sub-total	82,574	(8,775)		—	73,799

3	Investment in direct financing leases	530	(47)		—	483
	Sub-total	530	(47)		—	483

2	Non-real estate loans receivable	29	20		—	49
3	Non-real estate loans receivable	1,206	1,820	(2)	—	3,026
4	Non-real estate loans receivable	56	596		—	652
5	Non-real estate loans receivable	7,861	5,993	(3)	—	13,854
6	Non-real estate loans receivable	51,269	(1,479)		—	49,790
	Sub-total	60,421	6,950		—	67,371

2	Off-balance sheet non-real estate loan commitments	7	236		—	243
3	Off-balance sheet non-real estate loan commitments	207	12		—	219
3	Off-balance sheet real estate loan commitments	251	24		—	275
4	Off-balance sheet non-real estate loan commitments	216	(165)		—	51
4	Off-balance sheet real estate loan commitments	117	(106)		—	11
6	Off-balance sheet non-real estate loan commitments	143	2,132		—	2,275
		941	2,133		—	3,074

	Total	$144,466	$261		$—	$144,727
(1)	This amount relates to a recovery recorded on the Guardian mortgage loan during the first and second quarters of 2022.
(2)	This provision includes an additional $2.3 million allowance recorded on a $20 million working capital loan during the second quarter of 2022.
(3)	This provision includes an additional $4.7 million allowance recorded on the Agemo WC Loan during the first quarter of 2022 and an additional $1.3 million allowance recorded on the Agemo WC Loan during the second quarter of 2022.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2023	2022	2021	2020	2019	2018	2017 & older	Revolving Loans	Balance as of June 30, 2023
		(in thousands)
1	Real estate loans receivable	$—	$20,000	$—	$—	$—	$—	$62,921	$—	$82,921
2	Real estate loans receivable	7,700	—	—	21,325	—	—	—	—	29,025
3	Real estate loans receivable	73,964	33,600	72,420	—	—	—	744	—	180,728
4	Real estate loans receivable	—	210	31,820	89,463	5,099	131,632	332,460	263,520	854,204
6	Real estate loans receivable	—	—	—	—	—	—	12,922	—	12,922
	Sub-total	81,664	53,810	104,240	110,788	5,099	131,632	409,047	263,520	1,159,800

5	Investment in direct financing leases	—	—	—	—	—	—	11,266	—	11,266
	Sub-total	—	—	—	—	—	—	11,266	—	11,266

2	Non-real estate loans receivable	1,300	—	—	—	—	—	—	100,249	101,549
3	Non-real estate loans receivable	40,080	22,151	—	—	3,883	10,800	—	9,550	86,464
4	Non-real estate loans receivable	—	—	—	—	1,630	—	1,000	21,400	24,030
5	Non-real estate loans receivable	—	—	—	—	2,288	49,269	—	—	51,557
6	Non-real estate loans receivable	7,936	24,457	7,851	—	—	4,092	30,938	4,721	79,995
	Sub-total	49,316	46,608	7,851	—	7,801	64,161	31,938	135,920	343,595

	Total	$130,980	$100,418	$112,091	$110,788	$12,900	$195,793	$452,251	$399,440	$1,514,661

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$(36,955)	$—	$(36,955)

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of June 30, 2023 and December 31, 2022, we have excluded $8.8 million and $8.2 million, respectively, of contractual interest receivables and $4.6 million and $5.7 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three months ended June 30, 2023 and 2022, we recognized $0.1 million and $4.9 million, respectively, of interest income related to loans on non-accrual status as of June 30, 2023. During the six months ended June 30, 2023 and 2022, we recognized $1.6 million and $9.0 million, respectively, of interest income related to loans on non-accrual status as of June 30, 2023.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

	(in thousands)
Assets
Real estate assets – net	$1,047,319	$982,721
Real estate loans receivable – net	302,816	270,500
Investments in unconsolidated joint ventures	8,150	—
Non-real estate loans receivable – net	9,095	5,929
Contractual receivables – net	194	114
Other assets	1,423	1,499
Total assets	1,368,997	1,260,763

Liabilities
Accrued expenses and other liabilities	(51,464)	(50,522)
Total liabilities	(51,464)	(50,522)

Collateral
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,060,019)	(982,721)
Total collateral	(1,108,019)	(1,030,721)

Maximum exposure to loss	$209,514	$179,520
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the three loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $8.7 million and $5.9 million as of June 30, 2023 and December 31, 2022, respectively.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Revenue
Rental income	$25,962	$21,239	$35,800	$42,102
Interest income	979	4,335	3,085	8,101
Total	$26,941	$25,574	$38,885	$50,203

Consolidated VIEs

We own 52.4% of the outstanding equity of a joint venture, which owns two ALFs, that is a VIE. We have consolidated this VIE as a result of our conclusion that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns or the obligation to absorb losses arising from the joint venture. As of June 30, 2023 and December 31, 2022, this joint venture has $26.7 million and $25.8 million, respectively, of total assets and $20.3 million and $19.8 million, respectively, of total liabilities, which are included in our Consolidated Balance Sheets.

During the fourth quarter of 2022, we acquired seven facilities using a reverse like-kind exchange structure pursuant to Section 1031 of the Code (a “reverse 1031 exchange”). We completed the reverse 1031 exchange for three of the acquired facilities in the fourth quarter of 2022. During the second quarter of 2023, the remaining four facilities were released from the possession of the Exchange Accommodation Titleholders (“EATs”), as we did not identify any qualifying exchange transactions. The EATs were classified as VIEs as they did not have sufficient equity investment at risk to permit the entity to finance its activities. The Company consolidated the EATs because it had the ability to control the activities that most significantly impacted the economic performance of the EATs and was, therefore, the primary beneficiary of the EATs. The properties held by the EATs were reflected as real estate with a carrying value of $55.2 million as of December 31, 2022. The EATs also held cash of $23.9 million as of December 31, 2022.

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	June 30,	December 31,
Entity	%	Date	Investment(1)	Type	June 30, 2023	2023	2022
Second Spring Healthcare Investments	15%	11/1/2016	$50,032	SNF	—	$10,440	$10,975
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	69,551	70,151
Cindat Joint Venture	49%	12/18/2019	105,688	ALF	63	103,024	97,382
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	1,013	N/A	N/A	502	412
RCA NH Holdings RE Co., LLC(2)(3)	20%	4/14/2023	3,400	SNF	5	3,400	—
WV Pharm Holdings, LLC(2)(3)	20%	4/14/2023	3,000	N/A	N/A	3,000	—
OMG-Form Senior Holdings, LLC(3)(4)	49%	6/15/2023	1,794	ALF	1	1,750	—
			$238,761			$191,667	$178,920
(1)	Our investment includes our transaction costs, if any.
(2)	These joint ventures were entered into in connection with an existing operator’s acquisition of SNFs in West Virginia during the second quarter of 2023, as discussed in Note 5 and Note 6. The acquiring operator in the transaction is the majority owner of these joint ventures. As of June 30, 2023, we have an aggregate of $8.5 million of loans outstanding with these joint ventures.
(3)	These joint ventures are unconsolidated VIEs and therefore are included in the tables in Note 8 – Variable Interest Entities.
(4)	During the second quarter of 2023, we funded $7.7 million under a mortgage loan with this joint venture.

The following table reflects our income (loss) from unconsolidated joint ventures for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2023	2022	2023	2022

	(in thousands)
Second Spring Healthcare Investments	$292	$297	$581	$582
Second Spring II LLC(1)	—	—	—	(2)
Lakeway Realty, L.L.C.	677	659	1,356	1,320
Cindat Joint Venture	96	898	97	1,633
OMG Senior Housing, LLC	41	(96)	(179)	(179)
OH CHS SNP, Inc.	8	24	90	51
OMG-Form Senior Holdings, LLC	(45)	—	(45)	—
Total	$1,069	$1,782	$1,900	$3,405
(1)	The assets held by this joint venture have been liquidated, and we have no remaining operations related to this joint venture.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For the three months ended June 30, 2023 and 2022, we recognized approximately $0.2 million of asset management fees. For the six months ended June 30, 2023 and 2022, we recognized approximately $0.4 million of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of June 30, 2023 and December 31, 2022:

(in thousands)
Balance as of December 31, 2022	$643,151
Foreign currency translation	711
Balance as of June 30, 2023	$643,862

The following is a summary of our intangibles as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

	(in thousands)
Assets:
Above market leases	$4,214	$5,929
Accumulated amortization	(3,503)	(4,484)
Net above market leases	$711	$1,445

Liabilities:
Below market leases	$55,183	$66,433
Accumulated amortization	(40,187)	(44,595)
Net below market leases	$14,996	$21,838

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

For the three months ended June 30, 2023 and 2022, our net amortization related to intangibles was $0.7 million and $1.0 million, respectively. For the six months ended June 30, 2023 and 2022, our net amortization related to intangibles was $6.8 million and $2.6 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2023 and the next four years is as follows: remainder of 2023 – $1.2 million; 2024 – $2.3 million; 2025 – $2.3 million; 2026 – $2.1 million and 2027 – $1.8 million. As of June 30, 2023, the weighted average remaining amortization period of above market lease assets is approximately fourteen years and below market lease liabilities is approximately eight years.

NOTE 11 – CONCENTRATION OF RISK

As of June 30, 2023, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 923 healthcare facilities, located in 42 states and the U.K. and operated by 71 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.6 billion at June 30, 2023, with approximately 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 661 SNFs, 175 ALFs, 19 ILFs, 17 specialty facilities and one medical office building, (ii) fixed rate mortgages on 44 SNFs, three ALFs and two specialty facilities, and (iii) one facility that is held for sale. At June 30, 2023, we also held other real estate loans receivable (excluding mortgages) of $466.6 million, non-real estate loans receivable of $227.9 million and $191.7 million of investments in eight unconsolidated joint ventures.

As of June 30, 2023 and December 31, 2022, we had investments with one operator or manager that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated approximately 6.5% and 9.0% of our total revenues (excluding the impact of write-offs) for the three months ended June 30, 2023 and 2022, respectively, and 7.3% and 9.0% of our total revenues for the six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023, we also have one operator with total revenues (excluding the impact of write-offs) that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated approximately 11.4% and 7.4% of our total revenues (excluding the impact of write-offs) for the three months ended June 30, 2023 and 2022, respectively, and 10.3% and 7.4% of our total revenues for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, CommuniCare represented approximately 8.6% of our total investments.

As of June 30, 2023, the three states in which we had our highest concentration of investments were Florida (11.4%), Texas (10.2%) and Indiana (6.6%).

NOTE 12 – STOCKHOLDERS’ EQUITY

$500 Million Stock Repurchase Program

We had no share repurchases during the three and six months ended June 30, 2023. The following is a summary of the shares repurchased for the three and six months ended June 30, 2022 (in millions except average price per share):

			Average Price
	Period Ended	Shares Repurchased	Per Share(1)	Repurchase Cost(1)
Three Months Ended	June 30, 2022	4.2	$27.19	$114.9
Six Months Ended	June 30, 2022	5.2	27.32	142.3
(1)	Average price per share and repurchase cost includes the cost of commissions.

Dividends

The following is a summary of our declared cash dividends on common stock:

Record	Payment	Dividend per
Date	Date	Common Share
February 6, 2023	February 15, 2023	$0.67
May 1, 2023	May 15, 2023	0.67
July 31, 2023	August 15, 2023	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and six months ended June 30, 2023 and 2022 (in millions):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	June 30, 2022	0.1	$2.3
Three Months Ended	June 30, 2023	0.1	2.2
Six Months Ended	June 30, 2022	0.2	4.6
Six Months Ended	June 30, 2023	0.2	4.5

At-The-Market Offering Programs

The following is a summary of the shares issued under our $1.0 billion At-The-Market Offering Program (“ATM Program”) for the three and six months ended June 30, 2023 and 2022 (in millions except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Commissions	Net Proceeds
Three and Six Months Ended	June 30, 2022	—	$—	$—	$—	$—
Three and Six Months Ended	June 30, 2023	6.5	30.20	199.4	2.2	197.2
(1)	Represents the average price per share after commissions.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(69,170)	$(38,668)	$(85,004)	$(24,012)
Translation gain (loss)	17,140	(39,750)	32,890	(54,380)
Realized gain (loss)	82	(1,252)	166	(1,278)
Ending balance	(51,948)	(79,670)	(51,948)	(79,670)

Derivative Instruments:
Cash flow hedges:
Beginning balance	76,806	49,985	86,356	30,407
Unrealized gain (loss)	6,125	18,370	(4,499)	36,982
Realized gain (1)	1,074	1,074	2,148	2,040
Ending balance	84,005	69,429	84,005	69,429
Net investment hedges:
Beginning balance	13,593	(5,741)	18,634	(9,588)
Unrealized (loss) gain	(4,015)	18,661	(9,056)	22,508
Ending balance	9,578	12,920	9,578	12,920
Total accumulated other comprehensive income before noncontrolling interest	41,635	2,679	41,635	2,679
Add: portion included in noncontrolling interest	(282)	822	(282)	822
Total accumulated other comprehensive income for Omega	$41,353	$3,501	$41,353	$3,501
(1)	Recorded in interest expense on the Consolidated Statements of Operations.

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

As of June 30, 2023, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $10.2 million. Our NOL carry-forward was fully reserved as of June 30, 2023, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017, may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. As of June 30, 2023, one of our U.K. subsidiaries had a NOL carryforward of approximately $42.2 million. The NOLs have no expiration date and may be available to offset future taxable income. We believe these foreign NOLs are realizable under a “more likely than not” measurement and have not recorded a valuation allowance against the deferred tax asset.

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

The following is a summary of deferred tax assets and liabilities (which are recorded in other assets and accrued expenses and other liabilities in our Consolidated Balance Sheets):

	June 30,	December 31,
	2023	2022

	(in thousands)
U.S. Federal net operating loss carryforward	$2,138	$2,138
Valuation allowance on deferred tax asset	(2,138)	(2,138)
Foreign net operating loss carryforward	10,544	11,268
Foreign deferred tax liability (1)	—	(5,373)
Net deferred tax asset	$10,544	$5,895

Foreign deferred tax liability (2)	$1,422	$—
Net deferred tax liability	$1,422	$—
(1)	The deferred tax liability primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition. The foreign deferred tax liabilities were eliminated upon the majority of our U.K. portfolio entering the U.K. REIT regime.
(2)	The deferred tax liability resulted from book to tax differences recorded in the U.S. relating to depreciation and revenue recognition in the U.K. recognized upon the majority of our U.K. portfolio entering the U.K. REIT regime.

The following is a summary of our provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Federal, state and local income tax expense	$0.3	$0.3	$0.6	$0.6
Foreign income tax expense (benefit) (1)	1.3	0.8	(0.3)	1.7
Total income tax expense (2)	$1.6	$1.1	$0.3	$2.3
(1)	The benefit for the six months ended June 30, 2023 primarily relates to adjustments made to our deferred tax assets and liabilities as a result of the majority of our U.K. portfolio electing to enter into the U.K. REIT regime effective April 1, 2023.
(2)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Stock-based compensation expense	$8,806	$6,846	$17,550	$13,706

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

We granted 26,254 time-based PIUs and 25,224 time-based RSUs to directors during the second quarter of 2023, and those units vest on Omega’s 2024 annual meeting date, subject to the director’s continued service and vesting in certain other events.

Time-based and performance-based grants made to named executive officers and key employees that meet certain conditions under the Company’s retirement policy (length of service, age, etc.) vest on an accelerated basis pursuant to the 2018 Stock Incentive Plan.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		June 30,		June 30,	December 31,
	Maturity	2023		2023	2022

				(in thousands)
Secured borrowings:
HUD mortgages(1)(2)	2046-2052	3.01	%(3)	$340,869	$344,708
2023 term loan(4)	2023	N/A		—	2,161
2024 term loan(5)	2024	10.67%		19,906	19,727
Total secured borrowings				360,775	366,596

Unsecured borrowings:
Revolving credit facility(6)(7)	2025	6.42%		20,342	19,246
				20,342	19,246
Senior notes and other unsecured borrowings:
2023 notes(6)(8)	2023	4.375%		350,000	350,000
2024 notes(6)	2024	4.950%		400,000	400,000
2025 notes(6)	2025	4.500%		400,000	400,000
2026 notes(6)	2026	5.250%		600,000	600,000
2027 notes(6)	2027	4.500%		700,000	700,000
2028 notes(6)	2028	4.750%		550,000	550,000
2029 notes(6)	2029	3.625%		500,000	500,000
2031 notes(6)	2031	3.375%		700,000	700,000
2033 notes(6)	2033	3.250%		700,000	700,000
OP term loan(9)(10)	2025	5.52%		50,000	50,000
Deferred financing costs – net				(19,923)	(22,276)
Discount – net				(24,316)	(26,732)
Total senior notes and other unsecured borrowings – net				4,905,761	4,900,992

Total unsecured borrowings – net				4,926,103	4,920,238

Total secured and unsecured borrowings – net(11)(12)				$5,286,878	$5,286,834
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at June 30, 2023. The mortgages are secured by real estate assets with a net carrying value of $470.8 million as of June 30, 2023.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Excludes fees of approximately 0.65% for mortgage insurance premiums.
(4)	Borrowing was the debt of a consolidated joint venture.
(5)	Borrowing is the debt of the consolidated joint venture discussed in Note 8 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing is secured by two ALFs, which are owned by the joint venture.
(6)	Guaranteed by Omega OP.
(7)	During the second quarter of 2023, the Company transitioned its benchmark interest rate for its $1.45 billion senior unsecured multicurrency revolving credit facility from LIBOR to SOFR. As of June 30, 2023, borrowings under Omega’s $1.45 billion senior unsecured multicurrency revolving credit facility consisted of £16.0 million British Pounds Sterling (“GBP”). The applicable interest rate on the US Dollar tranche and on the GBP borrowings under the alternative currency tranche of the credit facility were 6.42% and 6.25% as of June 30, 2023, respectively.
(8)	On August 1, 2023, the Company repaid the $350 million of 4.375% senior notes that matured on August 1, 2023 using available cash.
(9)	Omega OP is the obligor on this borrowing.
(10)	During the second quarter of 2023, the Company transitioned its benchmark interest rate for its $50.0 million senior unsecured term loan facility from LIBOR to SOFR. The weighted average interest rate of the $50 million OP term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR based portion of the interest rate at 3.957%.
(11)	All borrowings are direct borrowings of Parent unless otherwise noted.
(12)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2023 and December 31, 2022, we were in compliance with all applicable covenants for our borrowings.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of June 30, 2023, we have one interest rate swap with $50.0 million in notional value that was entered into during the second quarter of 2023 (discussed further below). The swap is designated as a cash flow hedge. Additionally, we have six foreign currency forward contracts with £250.0 million in notional valued issued at a weighted average GBP-USD forward rate of 1.3641 that are designated as net investment hedges.

In June 2023, we entered into an interest rate swap with a notional amount of $50.0 million. The swap is effective June 30, 2023 and terminates on April 30, 2027. This interest rate swap is designated as a hedge against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP Term Loan. The interest rate swap contract effectively converts our $50.0 million OP Term Loan to an aggregate fixed rate of approximately 5.52% through its maturity. The effective fixed rate achieved by the combination of the 2021 Omega OP Credit Agreement and the interest rate swaps could fluctuate up by 40 basis points or down by 60 basis points based on future changes to our credit ratings.

In March 2020, we entered into five forward starting swaps with $400 million in notional value, indexed to 3-month LIBOR, that were issued at a weighted average fixed rate of 0.8675% and were subsequently designated as cash flow hedges. In conjunction with the October 2020 issuance of $700 million of 3.375% Senior Notes due 2031 and the March 2021 issuance of $700 million of 3.25% Senior Notes due 2033, we applied hedge accounting for these five forward starting swaps and began amortization. Simultaneously with these issuances, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments for a future forecasted issuance of long-term debt. As a result of these transactions, the aggregate unrealized gain of $41.2 million ($9.5 million gain related to the October 2020 issuance and $31.7 million gain related to the March 2021 issuance) included within accumulated other comprehensive income at the time of the bond issuances is being ratably reclassified as a reduction to interest expense, net over 10 years. On May 30, 2023, the five forward starting swaps were terminated, and Omega received a net cash settlement of $92.6 million from the swap counterparties. The incremental $51.4 million of gains related to the forward swaps, recorded in accumulated other comprehensive income, were frozen at the time of termination and will be recognized ratably over 10 years in earnings when the next qualifying debt issuance occurs. Consistent with our accounting policy and historical practice, the $92.6 million net cash settlement from the forward swap termination is reflected within net cash used in financing activities in the Consolidated Statements of Cash Flows.

The location and fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	June 30,	December 31,
	2023	2022

Cash flow hedges:	(in thousands)
Other assets	$211	$92,990

Net investment hedges:
Other assets	$25,921	$34,977

The fair value of the interest rate swap and foreign currency forwards is derived from observable market data such as yield curves and foreign exchange rates and represents a Level 2 measurement on the fair value hierarchy.

NOTE 17 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At June 30, 2023 and December 31, 2022, the net carrying amounts and fair values of our other financial instruments were as follows:

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$8,995	$8,995	$8,503	$8,503
Real estate loans receivable – net	1,096,806	1,115,784	1,042,731	1,080,890
Non-real estate loans receivable – net	227,916	229,294	225,281	228,498
Total	$1,333,717	$1,354,073	$1,276,515	$1,317,891
Liabilities:
Revolving credit facility	$20,342	$20,342	$19,246	$19,246
2023 term loan	—	—	2,161	2,275
2024 term loan	19,906	19,750	19,727	19,750
OP term loan	49,813	50,000	49,762	50,000
4.375% notes due 2023 – net	349,953	349,395	349,669	347,998
4.95% notes due 2024 – net	399,242	394,324	398,736	394,256
4.50% notes due 2025 – net	398,827	384,000	398,446	388,920
5.25% notes due 2026 – net	598,200	576,426	597,848	589,104
4.50% notes due 2027 – net	694,570	645,813	693,837	657,468
4.75% notes due 2028 – net	545,420	499,856	544,916	507,425
3.625% notes due 2029 – net	492,494	408,490	491,890	411,090
3.375% notes due 2031 – net	686,277	547,806	685,382	540,386
3.25% notes due 2033 – net	690,965	509,859	690,506	507,976
HUD mortgages – net	340,869	305,896	344,708	266,161
Total	$5,286,878	$4,711,957	$5,286,834	$4,702,055

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

Shareholder Litigation

The Company and certain of its officers, C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth, were named as defendants in a purported securities class action lawsuit in the U.S. District Court for the Southern District of New York (the “Securities Class Action”). Brought by lead plaintiff Royce Setzer and additional plaintiff Earl Holtzman, the Securities Class Action purported to assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and sought monetary damages, interest, fees and expenses of attorneys and experts, and other relief. The Securities Class Action alleged that the defendants violated the Exchange Act by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The plaintiffs and defendants executed a stipulation of settlement dated December 9, 2022 (“Settlement”), which provided for dismissal and release of all claims against the defendants by a class of persons and/or entities who purchased or otherwise acquired Company securities from February 8, 2017 through October 31, 2017 without any admission of wrongdoing or liability on the part of the Company or the individual defendants. On April 25, 2023, following notice to class members and a hearing, the Court entered judgment approving the Settlement, which became effective May 25, 2023, upon the expiration of the period for appealing the Court’s judgment. Upon the effective date of the Settlement, the Settlement payment of $30.75 million was permitted to be transmitted from an escrow account funded by the Company’s directors and officers insurers to a settlement fund to be distributed to class members by a third party administrator.  In the second quarter of 2023, after the Company fulfilled all of its obligations pursuant to the Court-approved Settlement, the Company reversed the previously recorded $31 million legal reserve, which was included within accrued expenses and other liabilities on the Consolidated Balance Sheets, and the related $31 million receivable related to the insurance reimbursement, which was included within other assets on the Consolidated Balance Sheets.

Certain derivative actions have also been brought against the officers named in the Securities Class Action, and certain current and former directors of the Company, alleging claims relating to the matters at issue in the Securities Class Action.

In 2018, Stourbridge Investments LLC, a purported stockholder of the Company, filed a derivative action purportedly on behalf of the Company in the U.S. District Court for the Southern District of New York, alleging violations of Section 14(a) of the Exchange Act and state-law claims including breach of fiduciary duty. The complaint alleges, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna Health Systems, the alleged non-disclosures that were also the subject of the Securities Class Action described above. The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile.

In 2019, purported stockholder Phillip Swan by his counsel, and stockholders Tom Bradley and Sarah Smith by their counsel, filed derivative actions in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment against the named defendants. Those actions were consolidated. Prior to filing suit, each of these stockholders had made demands on the Board of Directors in 2018 that the Company bring such lawsuits. After an investigation and due consideration, and in the exercise of its business judgment, the Board of Directors determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the demands.

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

Other

Gulf Coast Subordinated Debt

In August 2021, we filed suit in the Circuit Court for Baltimore County (the “Court”) against the holders of certain Subordinated Debt (the “Debt Holders”) associated with our Gulf Coast master lease agreement, following an assertion by the Debt Holders that our prior exercise of offset rights in connection with Gulf Coast’s non-payment of rent had resulted in defaults under the terms of the Subordinated Debt. The suit seeks a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by an indirect subsidiary of Omega (“Omega Obligor”) under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt may be (and was) offset in full as of December 31, 2021. In October 2021, the Debt Holders filed a motion to dismiss for lack of personal jurisdiction. On November 3, 2022, the Court granted the Debt Holders’ motion to dismiss for lack of personal jurisdiction, and Omega filed a timely appeal of the ruling. While Omega believes Omega Obligor is entitled to the enforcement of the offset rights sought in the action, Omega cannot predict the outcome of the declaratory judgment action, irrespective of whether (a) it is ultimately litigated in the Court if Omega Obligor prevails in its appeal or (b) if the order granting the motion to dismiss for lack of personal jurisdiction is affirmed and the issues are litigated in the Delaware Court (as defined below).

On or about January 19, 2023, the Debt Holders served a lawsuit against the Omega Obligor in the Superior Court of the State of Delaware (the “Delaware Court”), asserting claims for (i) breach of the instruments evidencing the Subordinated Debt, (ii) declaratory judgment, and (iii) unjust enrichment, all claims that are factually based on the claims that are the subject of Omega Obligor’s suit in the Court and that are now on appeal. On February 8, 2023, Omega Obligor filed a motion to dismiss or, in the alternative, to stay this action pending the outcome of the above-referenced lawsuit in Maryland. On July 10, 2023, the Delaware state court case stayed the proceeding pending a hearing in September 2023. Omega believes that the claims are baseless and is evaluating procedural and substantive legal options in connection with this recently filed suit to the extent the stay is lifted.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of June 30, 2023, our maximum funding commitment under these indemnification agreements was approximately $9.1 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2023, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$230,162
Non-real estate loan commitments	66,709
Other real estate loan commitments	48,803
Construction and capital expenditure mortgage loan commitments	8,036
Total remaining commitments (1)	$353,710
(1)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders – basic	$59,856	$89,467	$95,798	$279,074
Add: net income attributable to OP Units	1,767	2,448	2,815	7,997
Net income available to common stockholders – diluted	$61,623	$91,915	$98,613	$287,071
Denominator:
Denominator for basic earnings per share	236,233	235,847	235,594	237,687
Effect of dilutive securities:
Common stock equivalents	2,893	707	2,139	835
Noncontrolling interest – Omega OP Units	6,974	6,772	6,912	6,919
Denominator for diluted earnings per share	246,100	243,326	244,645	245,441

Earnings per share – basic:
Net income available to common stockholders	$0.25	$0.38	$0.41	$1.17
Earnings per share – diluted:
Net income available to common stockholders	$0.25	$0.38	$0.40	$1.17

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$350,691	$164,949
Restricted cash	5,820	3,515
Cash, cash equivalents and restricted cash at end of period	$356,511	$168,464

Supplemental information:
Interest paid during the period, net of amounts capitalized	$111,540	$110,266
Taxes paid during the period	$1,936	$3,125

Non-cash investing activities:
Non-cash acquisition of real estate	$—	$(9,818)

Non-cash financing activities:
Non-cash contribution from noncontrolling member of consolidated joint venture	$—	$2,903
Change in fair value of cash flow hedges	$(9,258)	$63,668
Remeasurement of debt denominated in a foreign currency	$1,096	$(6,128)

NOTE 21 – SUBSEQUENT EVENTS

On August 1, 2023, the Company repaid its $350 million of 4.375% senior notes that matured on August 1, 2023 using available cash. The Company had $350.7 million in cash and cash equivalents recorded on our Consolidated Balance Sheets as of June 30, 2023.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the long-term impacts of the COVID-19 pandemic on our business and the business of our operators, including without limitation, the termination of the federally declared public health emergency and related government and regulatory support on May 11, 2023, the levels of staffing shortages, increased costs and decreased occupancy experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) arising from the pandemic, the ability of our operators to comply with infection control and vaccine protocols and to manage facility infection rates or future infectious diseases, and the sufficiency of government support and reimbursement rates to offset such costs and the conditions related thereto;
(4)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(5)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(6)	the availability and cost of capital to us;
(7)	changes in our credit ratings and the ratings of our debt securities;
(8)	competition in the financing of healthcare facilities;
(9)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(10)	additional regulatory and other changes in the healthcare sector;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates and the impact of inflation;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(17)	our ability to maintain our status as a REIT; and
(18)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	Second Quarter of 2023 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of June 30, 2023, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Outlook, Trends and Other Conditions

The COVID-19 pandemic significantly and adversely impacted SNFs and long-term care providers during the height of the pandemic due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve; in addition, the pandemic contributed to occupancy declines, labor shortages and cost increases which continue to significantly impact our operators post-pandemic. As discussed further in “Collectibility Issues” below, during the year we have had several operators that have failed to make contractual payments under their lease and loan agreements, and we have agreed to short-term deferrals, lease and portfolio restructurings and/or allowed the application of security deposits or letters of credit to pay rent for several operators.

We believe these operators were impacted by, among other things, reduced revenue as a result of lower occupancy, increased expenses, uncertainties regarding adequate reimbursement levels, and changes to government and regulatory support. The expense increases were offset to some extent by enhanced reimbursement due to skilling in place, which was permitted via waiver during the pandemic, but which was discontinued when the federally declared public health emergency expired on May 11, 2023. We believe the expense increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay and reliance on agency staffing due to staffing shortages, as well as a significant increase in both the cost and usage of personal protective equipment, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, operators who do not achieve full compliance with applicable infection control requirements may face potential survey issues and penalties. At this time, there is uncertainty regarding the ultimate impact of such developments.

We remain cautious as some of these factors may continue to have a significant impact on our operators and their financial conditions, particularly given the staffing shortages that continue to impact our operators’ occupancy levels and profitability, uncertainty as to whether Medicare and Medicaid reimbursement rates will be sufficient to address longer-term cost increases faced by operators, uncertainty regarding pending U.S. federal minimum staffing rules for our industry, factors that may impact future virus transmission in our facilities, including vaccination rates and efficacy of the vaccine for staff members and residents at our facilities and the risk of future infectious diseases or pandemics.

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

While substantial government support was allocated to SNFs and to a lesser extent to ALFs in 2020, U.S. federal relief efforts have been limited since 2021 as have been relief efforts in certain states. The additional 6.2% Medicaid Federal Medical Assistance Percentage (the “FMAP”) reimbursement enacted in connection with the pandemic is being phased out in 2023 pursuant to the Consolidated Appropriations Act of 2023. The additional 6.2% FMAP provided some of our operators with significant support, based on the state, and the phase-out of such support may adversely affect their operations to the extent that normal rate setting has not or does not adjust for this phase-out or expenses are not reduced. We believe further government support will be needed to continue to offset these impacts on operators, which could be in the form of direct support or reimbursement rate adjustments to reflect sustained cost changes experienced by operators. It is unclear whether and to what extent such government support or reimbursements will continue to be sufficient and timely to offset these impacts or whether pending U.S. federal minimum staffing rules, if not accompanied by additional government funding, will further increase expenses for our operators.

While certain states have provided pandemic-related relief measures, we expect such state relief measures to be limited going forward. Likewise, while certain states have in the course of routine rate-setting of Medicaid rates addressed inflationary factors and other expense-related items, there can be no assurance that these changes will be sufficient to offset existing increased inflation and expenses or that all states will address these items. See the “Government Regulation and Reimbursement” section for additional information. Further, to the extent the cost and occupancy impacts on our operators do not recover or are not offset by continued government relief or reimbursement rates that are sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.

There are a number of uncertainties we face as we consider the effects of the industry’s recovery on our business, including how long census disruption and elevated costs will last, the continued management of infectious diseases in our facilities, and the extent to which reimbursement increases from the federal government, the states and the U.K. will continue to offset these incremental costs as well as lost revenues.

While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we expect the uncertainties to our business described above to persist at least for the near term until we can gain more information as to the level of costs our operators will continue to experience, the duration of such increased costs, the adequacy of government reimbursement increases to cover such costs, the potential support our operators may request from us and the future demand for needs-based skilled nursing care and senior living facilities. We continue to monitor the rate of occupancy recovery at many of our operators, and it remains uncertain whether and when demand, staffing availability and occupancy levels will return to pre-COVID-19 levels.

In addition to the impacts of COVID-19 discussed above, our operators have been and are likely to continue to be adversely affected by labor shortages and increased labor costs, as well as other inflation-related cost increases.

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

The healthcare industry is heavily regulated. Our operators, which are primarily based in the U.S., are subject to extensive and complex federal, state and local healthcare laws and regulations; we also have several U.K.-based operators that are subject to a variety of laws and regulations in their jurisdiction. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act, among others.

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020, following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which expired on May 11, 2023, allowed HHS to provide temporary regulatory waivers and new reimbursement rules, such as a temporary increase in the FMAP and other rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. The three-day prior hospital stay waiver was a significant benefit to the skilled nursing industry during the height of the pandemic, as the reimbursement associated with the ability to skill in place helped to offset some of the increased costs connected with managing the pandemic. These regulatory actions contributed to a change in census volumes and skilled nursing mix that may not otherwise have occurred. Following termination of the public health emergency declaration on May 11, 2023, we believe federal and state regulators have resumed enforcement of those regulations which have been waived or otherwise not been enforced during the public health emergency.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, have had a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s continued effect, including through prolonged labor shortages, slow occupancy recovery, and expense increases, on the Company’s and our operators’ operational and financial performance will depend on future developments, including the recovery in occupancy and availability of labor, the ability of our operators to manage the impact of the termination of public health emergency and temporary relief thereunder, the sufficiency and timeliness of additional governmental relief and reimbursement rate setting in offsetting cost increases, and the continued efficacy of infection control measures, all of which developments and impacts are uncertain and difficult to predict and may continue to adversely impact our business, results of operations, financial condition and cash flows.

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

Reimbursement Changes Related to COVID-19:

U.S. Federal Stimulus Funds and Financial Assistance for Healthcare Providers. In response to the pandemic, Congress enacted a series of economic stimulus and relief measures. On March 18, 2020, the Families First Coronavirus Response Act (“FFCRA”) was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s FMAP effective January 1, 2020, which expired on May 11, 2023 in connection with the expiration of the public health emergency. In exchange for receiving the enhanced federal funding, the FFCRA included a requirement that Medicaid programs keep beneficiaries enrolled through the end of the month in which the public health emergency terminates. However, as part of the Consolidated Appropriations Act of 2023 signed into law on December 29, 2022, Congress decoupled the Medicaid continuous enrollment from the public health emergency and terminated this provision effective March 31, 2023. Additionally, starting April 1, 2023, states that complied with federal rules regarding conducting renewals were eligible to begin the phase-down of the enhanced federal funding according to the following schedule: 6.2 percentage points through March 2023; 5 percentage points through June 2023; 2.5 percentage points through September 2023 and 1.5 percentage points through December 2023. States cannot restrict eligibility standards, methodologies, and procedures and states cannot increase premiums as required in FFCRA. Primarily due to the continuous enrollment provision, Medicaid enrollment has grown substantially compared to before the pandemic and the uninsured rate has dropped. The extent to which this increase in Medicaid enrollment is sustained following the discontinuation of the continuous enrollment provision is uncertain.

In further response to the pandemic, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that were attributable to coronavirus; in addition, the American Rescue Plan Act authorized $8.5 billion for rural providers with Medicaid and Medicare patients. Funds were generally allocated beginning in 2020 in targeted and general distributions, the latter over four phases. The Provider Relief Fund was administered under the broad authority and discretion of HHS and recipients were not required to repay distributions received to the extent they were used in compliance with applicable requirements. We do not expect our operators will receive additional funding from HHS in connection with the pandemic.

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which impacted our operators to varying degrees. This assistance included Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments were loans that providers were scheduled to repay over a period of several years beginning one year from the issuance date of each provider’s or supplier’s accelerated or advance payment. We believe these repayments commenced for many of our operators in April 2021 and impacted operating cash flows of these operators in 2021 and 2022. While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that were otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

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

Quality of Care Initiatives and Additional Requirements Related to COVID-19.  In addition to COVID-19 reimbursement changes, several regulatory initiatives announced from 2020 to 2022 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In addition, the Nursing Home Care website and the Five Star Quality Rating System were updated to include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Although the American Rescue Plan Act did not allocate specific funds directly to SNF or ALF providers, certain funds were allocated to states who then distributed a portion of these funds to SNF and ALF providers.

Additionally, in March 2022, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections at nursing homes, and in July 2022, CMS announced it was evaluating a proposed federal staffing mandate for SNFs. It is uncertain when such a mandate will be announced or become effective, what level of staffing would be required thereunder, and whether any such mandate would be accompanied by additional funding to offset any increased staffing requirements for our operators. Depending on the level of staffing required, an unfunded mandate to increase staff in SNFs may have a material and adverse impact on the financial condition of our operators. Of note, the Biden Administration issued an executive order on April 18, 2023 that directed HHS to consider issuing several regulations and guidance documents to build on the minimum staffing standards for nursing homes and condition a portion of Medicare payments on how well a nursing home retains workers. Many questions surrounding the potential execution of these proposed actions, such as how Medicare rates will exactly be impacted if nursing homes fail to retain a certain level of workers, remained unanswered, particularly in light of CMS still considering the above-referenced federal minimum staffing standard.

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

The risks of insufficient Medicaid reimbursement rates along with possible initiatives to push residents historically cared for in SNFs to alternative settings may impact us more acutely in states where we have a larger presence, including Florida and Texas, our states with the largest concentration of investments. In Texas several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. The state did provide for a sizeable increase in rate during the public health emergency based on the FMAP add-on. The Medicaid reimbursement rate has been approved to be increased effective September 1, 2023 by at least that same amount. In Florida, added support to our operators during the pandemic was generally limited, with approximately $100 million in additional FMAP funds announced in November 2021, payable over a three-month period through increased Medicaid rates. A revised state budget for 2023-2024 has been approved, which increases Medicaid reimbursement rates, effective October 1, 2023, by up to 5%, with a portion of such rate relating to a quality care add-on. This comes after a 7.8% increase effective October 1, 2022, which was somewhat offset by required increased wages for certain nursing home staff. In addition, on April 6, 2022, the State of Florida enacted staffing reforms for SNFs that may provide additional flexibility to our operators in meeting minimum staffing requirements by using supplemental staff. We continue to monitor rate adjustment activity in other states in which we have a meaningful presence; however, it is difficult to assess whether rates will generally keep pace with increased operator costs.

Medicare.  On July 31, 2023, CMS issued a final rule regarding the government fiscal year 2024 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $1.4 billion, or 4.0%, for fiscal year 2024 compared to fiscal year 2023. This estimated reimbursement increase is attributable to a 6.4% net market basket update to the payment rates, which is based on a 3.0% SNF market basket increase plus a 3.6% market basket forecast error adjustment and less a 0.2% productivity adjustment, as well as a negative 2.3%, or approximately $789 million, decrease in the fiscal year 2024 SNF Medicare payment rates as a result of the second phase of the Patient Driven Payment Model (“PDPM”) parity adjustment recalibration described below, which was being phased in over two years. The annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $185 million in fiscal year 2024. While Medicare reimbursement rate setting, which takes effect annually each October, has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current inflation rates remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by non-inflationary factors, including any adjustments related to the impact of various payment models, such as those described below.

Payments to providers continue to be increasingly tied to quality and efficiency. The PDPM, which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. CMS has stated that it intended PDPM to be revenue-neutral to operators, with future Medicare reimbursement reductions possible if that was not the case. In April 2022, CMS issued a proposal for comment, which included an adjustment to obtain that revenue neutrality as early as the 2023 rate setting period. After considering the feedback received in the rulemaking cycle, CMS finalized recalibration of the PDPM parity adjustment factor of 4.6% with a two-year phase-in period that would reduce SNF spending by 2.3%, or approximately $780 million, in each of fiscal years 2023 and 2024. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. During the COVID-19 pandemic, many operators were restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

On May 27, 2020, CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF as a part of the COVID-19 1135 waiver provisions. The COVID-19 1135 waiver provisions also allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services were provided by a physician from an alternate location, effective March 6, 2020 through May 11, 2023, the expiration of the public health emergency.

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

Second Quarter of 2023 and Recent Highlights

Investments

●	During the three and six months ended June 30, 2023, we acquired five facilities and 11 facilities for an aggregate consideration of $128.6 million and $155.0 million, respectively. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 8.0% and 10.0%.
●	We invested $17.8 million and $27.9 million under our construction in progress and capital improvement programs during the three and six months ended June 30, 2023, respectively.
●	We financed $78.9 million and $83.9 million of new real estate loans with a weighted average interest rate of 11.8% and 11.6% during the three and six months ended June 30, 2023, respectively. We also advanced $5.5 million and $16.2 million under existing real estate loans during the three and six months ended June 30, 2023, respectively.

Dispositions and Impairments

●	During the three and six months ended June 30, 2023, we sold ten facilities (nine SNFs and one ILF) and twelve facilities (ten SNFs, one ILF and one medical office building) for approximately $44.7 million and $62.3 million in net cash proceeds, recognizing net gains of approximately $12.2 million and $25.9 million, respectively.

●	During the three and six months ended June 30, 2023, we recorded impairments on four facilities and six facilities of approximately $21.1 million and $60.1 million, respectively. Of the $60.1 million recorded impairment, $57.5 million related to four facilities that were classified as held-for-use for which the carrying values exceeded the estimated fair values, and $2.6 million related to two held for sale facilities for which it was determined that the carrying value exceeded the fair value less costs to sell.

Financing Activities

●	During the three and six months ended June 30, 2023, we sold 6.6 million and 6.7 million shares of common stock under our $1.0 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRSPP”), generating aggregate gross proceeds of $201.6 million and $203.9 million, respectively.
●	During the second quarter of 2023, we terminated our five forward starting swaps with $400 million in notional value that were designated cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, and we received a $92.6 million net cash settlement from the swap counterparties.
●	During the second quarter of 2023, we entered into an interest rate swap with a notional amount of $50.0 million. The swap is effective June 30, 2023 and terminates on April 30, 2027. This interest rate swap is designated as a hedge against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP term loan. The interest rate swap contract effectively converts our $50.0 million OP term loan to an aggregate fixed rate of approximately 5.52% through its maturity.
●	On August 1, 2023, the Company repaid its $350 million of 4.375% senior notes that matured on August 1, 2023 using available cash.

Other Highlights

●	We made $62.0 million and $72.4 million of new non-real estate loans with a weighted average interest rate of 11.4% and 10.6% during the three and six months ended June 30, 2023, respectively. We also advanced $5.0 million under existing non-real estate loans during the three and six months ended June 30, 2023.

Collectibility Issues

●	During the three and six months ended June 30, 2023, we placed two new operators, which Omega has not previously had relationships with prior to the second quarter of 2023, on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. The new lease agreements with each of these operators were executed in the second quarter of 2023 as part of transitions of facilities from other operators, and we placed them on a cash basis concurrent with the respective lease commencement dates, so there were no straight-line rent write-offs associated with moving these operators to cash basis. During the three and six months ended June 30, 2023, we transitioned the portfolios of one and four cash basis operators, respectively, with an aggregate of five facilities and 48 facilities, respectively, to leases with operators on a straight-line basis of revenue recognition. As of June 30, 2023, 18 operators are on a cash basis. These operators represent an aggregate 25.8% and 32.3% of our total revenues (excluding the impact of write-offs) for the six months ended June 30, 2023 and 2022, respectively.

●	During the six months ended June 30, 2023, we allowed nine operators to defer $33.6 million in aggregate of contractual rent and interest. The deferrals primarily related to the following operators: LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care) ($19.0 million), Healthcare Homes Limited ($8.2 million), Agemo Holdings, LLC (“Agemo”) ($1.9 million) and Maplewood Senior Living (along with affiliates, “Maplewood”) ($0.7 million). Additionally, we allowed four operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the six months ended June 30, 2023. The total collateral applied to contractual rent and interest was $5.5 million for the six months ended June 30, 2023.
●	In the first quarter of 2023, Omega and Agemo, a cash basis operator, entered into a restructuring agreement, an amended and restated master lease and a new loan agreement for two replacement loans. As part of the restructuring agreement and related agreements, Omega agreed to, among other things, forgive and release Agemo from previously written off past due rent and interest obligations, with contractual rent and interest scheduled to resume on April 1, 2023, reduce monthly contractual base rent from $4.8 million to $1.9 million, extend the initial Agemo lease term to December 31, 2036 and modify the existing Agemo loans into two replacement loans. Agemo resumed making contractual rent payments during the second quarter of 2023 in accordance with the restructuring terms discussed above. Agemo is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $5.8 million for the three and six months ended June 30, 2023 for the contractual rent payments that were received. Additionally, Agemo’s loans are on non-accrual status and are being accounted for under the cost recovery method, so the $0.8 million of interest payments that we received during the three and six months ended June 30, 2023 were applied directly against the principal balance outstanding.
●	In the first quarter of 2023, Omega continued the process of restructuring our portfolio with LaVie and agreed to a partial rent deferral for the first four months of 2023. In doing so, we agreed to allow LaVie to defer up to $19.1 million of contractual rent from January 2023 through April 2023 under our lease agreements. As a result, during the three and six months ended June 30, 2023, LaVie paid $16.9 million and $24.3 million, respectively, of contractual rent due under the leases and elected to defer the remaining $4.7 million and $19.0 million, respectively, of the full contractual payment due of $21.6 million and $43.4 million, respectively. In July 2023, LaVie paid $2.5 million of contractual rent, a short pay of $4.7 million of the $7.2 million due under its lease agreement.
●	In the first quarter of 2023, we entered into a restructuring agreement, master lease amendments and loan amendments with Maplewood, a cash basis operator. As part of the restructuring agreement and related agreements, Omega agreed to, among other things, extend the maturity date of the master lease to December 2037, fix contractual rent at $69.3 million per annum and defer the 2.5% annual escalators under our lease agreement through December 31, 2035, pay a $12.5 million option termination fee to Maplewood, extend the maturity date of the secured revolving credit facility to June 2035, increase the capacity of the secured revolving credit facility to $320.0 million and convert the 7% per annum cash interest due on the secured revolving credit facility to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, and 4% cash interest and 3% PIK interest in 2025 and through the maturity date. Additionally, we agreed to reduce Maplewood’s share of any future potential sales proceeds (in excess of our gross investment) by the unpaid deferred rent balance, the $22.5 million of capital expenditures granted through the restructuring agreement and the $12.5 million option termination fee payment. Maplewood short-paid the contractual rent amount due under its lease agreement in June 2023 and July 2023 by $1.0 million each. We are taking actions to preserve our rights and are in discussions with Maplewood to address the deficiency. We have recorded $16.3 million and $35.1 million of revenue related to Maplewood for the three and six months ended June 30, 2023, respectively, for the contractual rent and interest payments that we received. During the third quarter of 2023, we applied $2.0 million of Maplewood’s security deposit toward the unpaid portion of June 2023 rent and July 2023 rent. Following the application of the security deposit, we have a $2.8 million security deposit remaining.

Dividends

●	On July 20, 2023, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on August 15, 2023 to stockholders of record as of the close of business on July 31, 2023.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
Revenues:
Rental income	$219,101	$211,428	$7,673	$408,178	$428,311	$(20,133)
Income from direct financing leases	254	256	(2)	508	512	(4)
Interest income	29,232	31,374	(2,142)	57,652	62,517	(4,865)
Miscellaneous income	1,600	1,591	9	2,051	2,624	(573)
Expenses:
Depreciation and amortization	82,018	83,207	(1,189)	163,210	165,959	(2,749)
General and administrative	22,158	18,775	3,383	42,684	35,160	7,524
Real estate taxes	3,925	3,717	208	7,922	7,320	602
Acquisition, merger and transition related costs	423	3,960	(3,537)	1,062	5,473	(4,411)
Impairment on real estate properties	21,114	7,695	13,419	60,102	11,206	48,896
Provision (recovery) for credit losses	12,967	(1,563)	14,530	8,910	261	8,649
Interest expense	58,776	58,372	404	117,322	116,517	805
Other income (expense):
Other income (expense) – net	1,029	(4,407)	5,436	3,749	(4,862)	8,611
Loss on debt extinguishment	—	(7)	7	(6)	(13)	7
Gain on assets sold – net	12,243	25,180	(12,937)	25,880	138,817	(112,937)
Income tax (expense) benefit	(1,626)	(1,119)	(507)	(334)	(2,344)	2,010
Income from unconsolidated joint ventures	1,069	1,782	(713)	1,900	3,405	(1,505)

Three Months Ended June 30, 2023 and 2022

Revenues

  The following is a description of certain of the changes in revenues for the three months ended June 30, 2023 compared to the same period in 2022:

●	The increase in rental income was primarily the result of (i) a $9.5 million increase as a result of a net decrease in straight-line rent receivable write-offs in the second quarter of 2023, (ii) a $7.1 million increase related to facility acquisitions made throughout 2022 and in the first and second quarters of 2023, (iii) a $2.3 million increase due to higher capital expenditure rent and the impact of lease extensions with existing operators and (iv) a $1.0 million net increase related to impact of facility transitions and sale, partially offset by a $12.0 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators

●	The decrease in interest income was primarily due to (i) a $4.9 million decrease related to loans placed on non-accrual status, primarily the LaVie loans and the Maplewood loan, during 2022 and (ii) a $4.0 million decrease related to early principal payments on our mortgage loans with Ciena Healthcare during 2022 and the pay-off of other loans during 2022 and the first and second quarters of 2023, partially offset by a $6.8 million increase related to new and refinanced loans and additional funding to existing operators made throughout 2022 and the first and second quarters of 2023. As noted above, during the three months ended June 30, 2023, we funded $84.4 million in new or existing real estate loans and $67.0 million in new or existing non-real estate loans.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended June 30, 2023 compared to the same period in 2022:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held-for-sale, partially offset by facility acquisitions and capital additions.
●	The increase in general and administrative (“G&A”) expense primarily relates to a $2.0 million increase in stock-based compensation expense.
●	The decrease in acquisition, merger and transition related costs primarily relates to costs incurred related to the transition of facilities with troubled operators in 2022.
●	The 2023 impairments were recognized in connection with one facility that was classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and three held-for-use facilities for which it was determined that the carrying value exceeded the fair value. The 2022 impairments were recognized in connection with four held-for-use facilities for which the carrying values exceeded the fair value. The 2023 and 2022 impairments were primarily the result of the closure of certain facilities and decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in provision for credit losses primarily relates to increases in the general reserve recorded primarily resulting from increases in loan balances and movements in other inputs utilized in our model, partially offset by (i) a net decrease in aggregate specific provisions recorded during the second quarter of 2023 compared to specific provisions recorded during the same period in 2022 and (ii) decreases in loss rates utilized in the estimate of expected credit losses for loans.

Other Income (Expense)

The change in total other income (expense) was primarily due to a $12.9 million decrease in gain on assets sold related to the sale of ten facilities in the second quarter of 2023 compared to the sale of 13 facilities during the same period in 2022.

Six Months Ended June 30, 2023 and 2022

Revenues

  The following is a description of certain of the changes in revenues for the six months ended June 30, 2023 compared to the same period in 2022:

●	The decrease in rental income was primarily the result of a $46.3 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators, along with a one-time option termination payment of $12.5 million to Maplewood that was recorded as a reduction to rental income during the second quarter of 2023. The overall decrease in rental income was partially offset by (i) a $12.7 million increase as a result of fewer straight-line rent receivable write-offs in the first and second quarters of 2023, (ii) a $11.6 million increase related to facility acquisitions made throughout 2022 and in the first and second quarters of 2023 and (iii) a $1.2 million net increase due to higher capital expenditure rent and the impact of lease extensions with existing operators, along with other movements.
●	The decrease in interest income was primarily due to (i) a $9.4 million decrease related to early principal payments on our mortgage loans with Ciena Healthcare during 2022 and the pay-off of other loans during 2022 and the first and second quarters of 2023 and (ii) a $7.5 million decrease related to loans placed on non-accrual status, primarily the LaVie loans and Maplewood loan, during 2022, partially offset by a $12.2 million increase related to new and refinanced loans and additional funding to existing operators made throughout 2022 and the first and second quarters of 2023. As noted above, during the six months ended June 30, 2023, we funded $100.1 million in new or existing real estate loans and $77.4 million in new or existing non-real estate loans.

Expenses

The following is a description of certain of the changes in our expenses for the six months ended June 30, 2023 compared to the same period in 2022:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.
●	The increase in G&A expense primarily relates to (i) a $3.8 million increase in stock-based compensation expense, (ii) a $1.3 million increase in payroll and benefits and (iii) a $0.9 million increase in outside services primarily related to professional fees.
●	The decrease in acquisition, merger and transition related costs primarily relates to costs incurred related to the transition of facilities with troubled operators.
●	The 2023 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and four held-for-use facilities for which it was determined that the carrying value exceeded the fair value. The 2022 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and four held-for-use facilities for which the carrying value exceeded the fair value. The 2023 and 2022 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in provision for credit losses primarily relates to (i) increases in the general reserve recorded primarily resulting from increases in loan balances and movements in other inputs utilized in our model and (ii) a net increase in aggregate specific provisions recorded during the second quarter of 2023 compared to specific provisions recorded during the same period in 2022, partially offset by decreases in loss rates utilized in the estimate of expected credit losses for loans.

Other Income (Expense)

The change in total other income (expense) was primarily due to a $112.9 million decrease in gain on assets sold related to the sale of 12 facilities in the six months ended June 30, 2023 compared to the sale of 40 facilities, primarily associated with our exit of the facilities associated with Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”), during the same period in 2022.

Income Tax (Expense) Benefit

The change in income tax (expense) benefit was primarily due to adjustments made to our deferred tax assets and liabilities in the second quarter of 2023 as a result of the majority of our U.K. portfolio entering into the U.K. REIT regime effective April 1, 2023.

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

The following table presents our Nareit FFO results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net income (1)	$61,521	$91,915	$98,366	$287,071
Deduct gain from real estate dispositions	(12,243)	(25,180)	(25,880)	(138,817)
Add back loss from real estate dispositions - unconsolidated joint ventures	—	253	—	253
	49,278	66,988	72,486	148,507
Elimination of non-cash items included in net income:
Depreciation and amortization	82,018	83,207	163,210	165,959
Depreciation – unconsolidated joint ventures	2,743	2,735	5,427	5,631
Add back impairments on real estate properties	21,114	7,695	60,102	11,206
Nareit FFO	$155,153	$160,625	$301,225	$331,303
(1)	The three and six months ended June 30, 2023 includes the application of $0.3 million and $5.5 million, respectively, of security deposits (letter of credit and cash deposits) in revenue. The three and six months ended June 30, 2022 includes the application of $1.4 million and $4.7 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest receipts, existing availability under our revolving credit facility, proceeds from our DRSPP and the ATM Program, facility sales, and proceeds from real estate loan and non-real estate loan payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), real estate loan and non-real estate loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At June 30, 2023, we had total assets of $9.4 billion, total equity of $3.8 billion and total debt of $5.3 billion in our consolidated financial statements, with such debt representing approximately 58.3% of total capitalization.

Debt

At June 30, 2023 and December 31, 2022, the weighted average annual interest rate of our debt was 4.2%. Additionally, as of June 30, 2023, 99% of our debt with outstanding principal balances has fixed interest payments. Our high percentage of fixed interest debt has kept our interest expense relatively flat year over year despite rising interest rates. As of June 30, 2023, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving credit facility accrues interest and fees at a rate per annum equal to LIBOR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our revolving credit facility.

On August 1, 2023, the Company repaid its $350 million of 4.375% senior notes that matured on August 1, 2023 using available cash. As of June 30, 2023, we had approximately $350.7 million of cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2023, we have $400 million of 4.95% senior notes due April 2024. As of June 30, 2023, we had $1.43 billion of availability under our revolving credit facility. As discussed below, we also have $730.5 million of potential sales remaining under the ATM Program. This combination of liquidity sources, along with cash from operating activities, provides us with flexibility to repay the senior notes due in April 2024.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2023 and December 31, 2022, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued approximately $4.9 billion aggregate principal of senior notes outstanding at June 30, 2023 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of June 30, 2023, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At June 30, 2023, we had approximately 241.0 million shares of common stock outstanding, and our shares had a market value of $7.4 billion. The following is a summary of activity under our equity programs during the three and six months ended June 30, 2023:

●	We issued 6.5 million shares of common stock under our ATM Program for aggregate gross proceeds of $199.4 million. We did not utilize the forward provisions under the ATM Program. We have $730.5 million of potential sales remaining under the ATM Program as of June 30, 2023.
●	We issued 0.1 million and 0.2 million shares of common stock under the DRSPP during the three and six months ended June 30, 2023, respectively. Aggregate gross proceeds from these sales were $2.2 million and $4.5 million during the three and six months ended June 30, 2023, respectively.
●	We did not repurchase any shares of our outstanding common stock under the $500 Million Stock Repurchase Program. We have $357.8 million remaining authorized for repurchases under the $500 Million Stock Repurchase Program as of June 30, 2023.

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

For the six months ended June 30, 2023, we paid dividends of approximately $314.8 million to our common stockholders. On February 15, 2023, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 6, 2023. On May 15, 2023, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on May 1, 2023.

Material Cash Requirements

During the six months ended June 30, 2023, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of June 30, 2023, we had $238.2 million of commitments to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. Additionally, we have commitments to fund $48.8 million of advancements under existing other real estate loans and $66.7 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

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

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $356.5 million as of June 30, 2023, an increase of $55.9 million as compared to the balance at December 31, 2022. The following is a summary of our sources and uses of cash flows for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$281,736	$305,196	$(23,460)
Investing activities	(184,669)	277,166	(461,835)
Financing activities	(41,685)	(436,756)	395,071

The following is a discussion of changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Operating Activities – The decrease in net cash provided by operating activities is driven primarily by a decrease of $6.0 million of net income, net of $182.7 million of non-cash items, primarily due to a year over year reduction in rental income and interest income, as discussed in our material changes analysis under Results of Operations above. A $17.5 million change in the net movements of the operating assets and liabilities also contributed to the overall decrease in cash provided by operating activities.

Investing Activities – The change in cash used in investing activities primarily related to (i) a $324.6 million decrease in proceeds from the sales of real estate investments driven by the sale of the Gulf Coast facilities in the first quarter of 2022, (ii) a $96.9 million decrease in loan repayments, net of placements due to significant paydowns on the Ciena Healthcare mortgage loans and other loans during 2022, (iii) a $41.8 million increase in real estate acquisitions and (iv) an $8.1 million increase in investments in unconsolidated joint ventures primarily related to the three new joint venture investments in the second quarter of 2023, partially offset by (i) a $6.4 million decrease in capital improvements to real estate investments and construction in progress and (ii) a $3.2 million increase in receipts from insurance proceeds.

Financing Activities – The decrease in cash used in financing activities primarily related to (i) a $198.1 million increase in net proceeds from issuance of common stock, (ii) a $142.3 million decrease in repurchases of shares of common stock, (iii) a $92.6 million increase in proceeds from derivative instruments as a result of the termination of our forward starting swaps in the second quarter of 2023, (iv) a $9.6 million decrease in redemptions of Omega OP units and (v) a $3.5 million decrease in dividends paid primarily related to share repurchases during 2022, partially offset by (i) a $46.3 million decrease in proceeds from long-term borrowings, net of repayments due to higher cash balances in the second quarter of 2023 as a result of common stock issuances, the termination of the forward starting swaps and significant facility sale proceeds received in 2022 and 2023 and (ii) a $4.4 million increase in distributions to Omega OP Unit holders.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2023, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In connection with the preparation of our Form 10-Q as of and for the quarter ended June 30, 2023, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of the Company as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Company were effective at a reasonable assurance level as of June 30, 2023.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended June 30, 2023, Omega issued an aggregate of 17,839 shares of our common stock in exchange for an equivalent number of Omega OP Units.

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

During the second quarter of 2023, we did not repurchase any shares of our outstanding common stock.

Item 6–Exhibits

Exhibit No.
3.1

Amendment to Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan, effective June 5, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 5, 2023).

10.1	Conforming Changes Amendment to Credit Agreement, dated as of June 7, 2023, between the Company and Bank of America, N.A., as administrative agent.*
10.2	Conforming Changes Amendment to Credit Agreement, dated as of June 7, 2023, between OHI Healthcare Properties Limited Partnership and Bank of America, N.A., as administrative agent.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: August 3, 2023	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: August 3, 2023	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer