Form 10-Q
period 2023-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2023-11-03
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, there were 244,993,589 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,119,240	$7,347,853
Land	901,282	923,605
Furniture and equipment	471,164	499,902
Construction in progress	120,243	88,904
Total real estate assets	8,611,929	8,860,264
Less accumulated depreciation	(2,419,324)	(2,322,773)
Real estate assets – net	6,192,605	6,537,491
Investments in direct financing leases – net	8,984	8,503
Real estate loans receivable – net	1,121,460	1,042,731
Investments in unconsolidated joint ventures	187,541	178,920
Assets held for sale	67,530	9,456
Total real estate investments	7,578,120	7,777,101
Non-real estate loans receivable – net	245,001	225,281
Total investments	7,823,121	8,002,382

Cash and cash equivalents	554,705	297,103
Restricted cash	3,212	3,541
Contractual receivables – net	9,511	8,228
Other receivables and lease inducements	199,530	177,798
Goodwill	643,335	643,151
Other assets	191,899	272,960
Total assets	$9,425,313	$9,405,163

LIABILITIES AND EQUITY
Revolving credit facility	$19,530	$19,246
Secured borrowings	289,615	366,596
Senior notes and other unsecured borrowings – net	4,982,127	4,900,992
Accrued expenses and other liabilities	276,711	315,047
Total liabilities	5,567,983	5,601,881

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 244,989 shares as of September 30, 2023 and 234,252 shares as of December 31, 2022	24,498	23,425
Additional paid-in capital	6,657,211	6,314,203
Cumulative net earnings	3,625,580	3,438,401
Cumulative dividends paid	(6,666,439)	(6,186,986)
Accumulated other comprehensive income	28,143	20,325
Total stockholders’ equity	3,668,993	3,609,368
Noncontrolling interest	188,337	193,914
Total equity	3,857,330	3,803,282
Total liabilities and equity	$9,425,313	$9,405,163

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Rental income	$209,948	$207,588	$618,126	$635,899
Income from direct financing leases	254	256	762	768
Interest income	30,623	31,344	88,275	93,861
Miscellaneous income	1,207	242	3,258	2,866
Total revenues	242,032	239,430	710,421	733,394

Expenses
Depreciation and amortization	80,798	82,709	244,008	248,668
General and administrative	20,287	18,242	62,971	53,402
Real estate taxes	3,892	4,175	11,814	11,495
Acquisition, merger and transition related costs	121	185	1,183	5,658
Impairment on real estate properties	27,890	10,015	87,992	21,221
Provision for credit losses	2,733	4,106	11,643	4,367
Interest expense	58,778	58,238	176,100	174,755
Total expenses	194,499	177,670	595,711	519,566

Other income (expense)
Other income (expense) – net	5,402	(176)	9,151	(5,038)
Loss on debt extinguishment	—	(376)	(6)	(389)
Gain on assets sold – net	44,076	40,930	69,956	179,747
Total other income	49,478	40,378	79,101	174,320

Income before income tax expense and income from unconsolidated joint ventures	97,011	102,138	193,811	388,148
Income tax expense	(1,758)	(1,191)	(2,092)	(3,535)
(Loss) income from unconsolidated joint ventures	(1,345)	4,117	555	7,522
Net income	93,908	105,064	192,274	392,135
Net income attributable to noncontrolling interest	(2,527)	(2,790)	(5,095)	(10,787)
Net income available to common stockholders	$91,381	$102,274	$187,179	$381,348

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.37	$0.44	$0.78	$1.61
Diluted:
Net income available to common stockholders	$0.37	$0.43	$0.78	$1.60

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$93,908	$105,064	$192,274	$392,135
Other comprehensive income (loss)
Foreign currency translation	(18,634)	(14,753)	5,366	(47,903)
Cash flow hedges	5,041	17,573	2,690	56,595
Total other comprehensive (loss) income	(13,593)	2,820	8,056	8,692
Comprehensive income	80,315	107,884	200,330	400,827
Comprehensive income attributable to noncontrolling interest	(2,144)	(2,868)	(5,333)	(11,036)
Comprehensive income attributable to common stockholders	$78,171	$105,016	$194,997	$389,791

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended September 30, 2023 and 2022

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income	Equity	Interest	Equity
Balance at June 30, 2023	$24,099	$6,526,367	$3,534,199	$(6,501,899)	$41,353	$3,624,119	$188,473	$3,812,592
Stock related compensation	—	8,810	—	—	—	8,810	—	8,810
Issuance of common stock	399	125,734	—	—	—	126,133	—	126,133
Common dividends declared ($0.67 per share)	—	—	—	(164,540)	—	(164,540)	—	(164,540)
Vesting/exercising of Omega OP Units	—	(3,704)	—	—	—	(3,704)	3,704	—
Omega OP Units distributions	—	—	—	—	—	—	(5,984)	(5,984)
Net change in noncontrolling interest holder in consolidated JV	—	4	—	—	—	4	—	4
Other comprehensive loss	—	—	—	—	(13,210)	(13,210)	(383)	(13,593)
Net income	—	—	91,381	—	—	91,381	2,527	93,908
Balance at September 30, 2023	$24,498	$6,657,211	$3,625,580	$(6,666,439)	$28,143	$3,668,993	$188,337	$3,857,330

Balance at June 30, 2022	$23,410	$6,295,907	$3,290,548	$(5,872,269)	$3,501	$3,741,097	$199,615	$3,940,712
Stock related compensation	—	6,855	—	—	—	6,855	—	6,855
Issuance of common stock	7	2,327	—	—	—	2,334	—	2,334
Common dividends declared ($0.67 per share)	—	—	—	(157,334)	—	(157,334)	—	(157,334)
Omega OP Units distributions	—	—	—	—	—	—	(5,080)	(5,080)
Capital contribution from noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	5	5
Other comprehensive income	—	—	—	—	2,742	2,742	78	2,820
Net income	—	—	102,274	—	—	102,274	2,790	105,064
Balance at September 30, 2022	$23,417	$6,305,089	$3,392,822	$(6,029,603)	$6,243	$3,697,968	$197,408	$3,895,376

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2023 and 2022

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2022	$23,425	$6,314,203	$3,438,401	$(6,186,986)	$20,325	$3,609,368	$193,914	$3,803,282
Stock related compensation	—	26,457	—	—	—	26,457	—	26,457
Issuance of common stock	1,071	326,673	—	—	—	327,744	—	327,744
Common dividends declared ($2.01 per share)	—	—	—	(479,453)	—	(479,453)	—	(479,453)
Vesting/exercising of Omega OP Units	—	(10,633)	—	—	—	(10,633)	10,633	—
Conversion and redemption of Omega OP Units to common stock	2	542	—	—	—	544	(621)	(77)
Omega OP Units distributions	—	—	—	—	—	—	(20,751)	(20,751)
Net change in noncontrolling interest holder in consolidated JV	—	(31)	—	—	—	(31)	(171)	(202)
Other comprehensive income	—	—	—	—	7,818	7,818	238	8,056
Net income	—	—	187,179	—	—	187,179	5,095	192,274
Balance at September 30, 2023	$24,498	$6,657,211	$3,625,580	$(6,666,439)	$28,143	$3,668,993	$188,337	$3,857,330

Balance at December 31, 2021	$23,906	$6,427,566	$3,011,474	$(5,553,908)	$(2,200)	$3,906,838	$201,388	$4,108,226
Stock related compensation	—	20,652	—	—	—	20,652	—	20,652
Issuance of common stock	32	5,793	—	—	—	5,825	—	5,825
Repurchase of common stock	(521)	(141,746)	—	—	—	(142,267)	—	(142,267)
Common dividends declared ($2.01 per share)	—	—	—	(475,695)	—	(475,695)	—	(475,695)
Vesting/exercising of Omega OP Units	—	(7,176)	—	—	—	(7,176)	7,176	—
Conversion and redemption of Omega OP Units to common stock	—	—	—	—	—	—	(9,704)	(9,704)
Omega OP Units distributions	—	—	—	—	—	—	(15,418)	(15,418)
Capital contribution from noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	2,930	2,930
Other comprehensive income	—	—	—	—	8,443	8,443	249	8,692
Net income	—	—	381,348	—	—	381,348	10,787	392,135
Balance at September 30, 2022	$23,417	$6,305,089	$3,392,822	$(6,029,603)	$6,243	$3,697,968	$197,408	$3,895,376

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$192,274	$392,135
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,008	248,668
Impairment on real estate properties	87,992	21,221
Provision for rental income	20,633	28,625
Provision for credit losses	11,643	4,367
Amortization of deferred financing costs and loss on debt extinguishment	9,998	10,086
Accretion of direct financing leases	80	57
Stock-based compensation expense	26,306	20,515
Gain on assets sold – net	(69,956)	(179,747)
Amortization of acquired in-place leases – net	(8,911)	(3,560)
Straight-line rent and effective interest receivables	(31,414)	(53,026)
Interest paid-in-kind	(7,992)	(6,979)
Loss (income) from unconsolidated joint ventures	2,327	(2,601)
Change in operating assets and liabilities – net:
Contractual receivables	(1,283)	1,313
Lease inducements	(11,970)	5,780
Other operating assets and liabilities	(10,979)	(14,809)
Net cash provided by operating activities	452,756	472,045
Cash flows from investing activities
Acquisition of real estate	(211,216)	(141,361)
Net proceeds from sale of real estate investments	261,288	438,279
Investments in construction in progress	(29,068)	(12,753)
Placement of loan principal	(242,627)	(314,253)
Collection of loan principal	135,963	338,350
Investments in unconsolidated joint ventures	(12,178)	(113)
Distributions from unconsolidated joint ventures in excess of earnings	3,016	1,335
Capital improvements to real estate investments	(23,305)	(37,721)
Receipts from insurance proceeds	6,033	658
Net cash (used in) provided by investing activities	(112,094)	272,421
Cash flows from financing activities
Proceeds from long-term borrowings	507,072	597,403
Payments of long-term borrowings	(507,250)	(587,394)
Payments of financing related costs	(3,333)	(389)
Net proceeds from issuance of common stock	327,744	5,825
Repurchase of common stock	—	(142,267)
Dividends paid	(479,301)	(475,557)
Net payments to noncontrolling members of consolidated joint venture	(202)	27
Proceeds from derivative instruments	92,577	—
Redemption of Omega OP Units	(77)	(9,704)
Distributions to Omega OP Unit Holders	(20,751)	(15,418)
Net cash used in financing activities	(83,521)	(627,474)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	132	(3,225)
Increase in cash, cash equivalents and restricted cash	257,273	113,767
Cash, cash equivalents and restricted cash at beginning of period	300,644	24,411
Cash, cash equivalents and restricted cash at end of period	$557,917	$138,178

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2023

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

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of September 30, 2023, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Recent Accounting Pronouncements

ASU – 2023-05 - Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

On August 23, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05 requiring certain joint ventures, upon formation, to apply a new basis of accounting and initially measure most of their assets and liabilities at fair value in their financial statements. ASU 2023-05 does not affect the accounting by the joint venture’s investors. The guidance is effective for all joint ventures with a formation date on or after January 1, 2025, and early adoption is permitted either prospectively or retrospectively. The Company is still evaluating its adoption timeline, methodology and the impact on its consolidated financial statements.

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

NOTE 2 – REAL ESTATE ASSETS

At September 30, 2023, our leased real estate properties included 622 SNFs, 189 ALFs, 19 ILFs, 18 specialty facilities and one medical office building. The following table summarizes the Company’s rental income from operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Rental income – operating leases	$206,197	$203,456	$606,831	$624,844
Variable lease income – operating leases	3,751	4,132	11,295	11,055
Total rental income	$209,948	$207,588	$618,126	$635,899

Our variable lease income primarily represents the reimbursement of real estate taxes and ground lease expenses by operators that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the nine months ended September 30, 2023:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(1)
Q1	—	6	U.K.	$26.4	(2)	8.0%
Q2	4	—	WV	114.8	(3)	9.5%
Q2	1	—	WV	13.7		10.0%
Q3	1	—	VA	15.6		10.0%
Q3	—	14	U.K.	39.5		10.2%
Total	6	20		$210.0
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	In connection with this acquisition, the Company recorded $9.9 million of right-of-use assets and lease liabilities associated with ground leases assumed in the acquisition.
(3)	In connection with this acquisition, the Company also provided $104.6 million of mezzanine financing discussed further in Note 5 – Real Estate Loans Receivable and Note 6 – Non-Real Estate Loans Receivable.

Construction in Progress and Capital Expenditure Investments

We invested $24.5 million and $52.4 million under our construction in progress and capital improvement programs during the three and nine months ended September 30, 2023, respectively. We invested $16.3 million and $50.5 million under our construction in progress and capital improvement programs during the three and nine months ended September 30, 2022, respectively. During the second quarter of 2023, we purchased land located in Virginia (not reflected in the table above) for approximately $0.8 million that we plan to develop into a SNF. Concurrent with the acquisition, we amended our lease with an existing operator to include the land in the lease. We are committed to a maximum funding of $15.2 million for the development of the land.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	September 30,	December 31,
	2023	2022
Number of facilities held for sale	14	2
Amount of assets held for sale (in thousands)	$67,530	$9,456

During the three months ended September 30, 2023, we reclassified 13 SNFs, with an aggregate net book value of $66.1 million, to assets held for sale as a result of the exercise of a purchase option by an operator on a cash basis for revenue recognition. The estimated fair value of the facilities, based on the fixed purchase option price, less costs to sell, exceeds the net book value and as a result, no impairment was recorded in connection with reclassifying these assets to held for sale during the three months ended September 30, 2023.

Asset Sales

During the three and nine months ended September 30, 2023, we sold 25 facilities (25 SNFs) and 37 facilities (35 SNFs, one ILF and one medical office building) subject to operating leases for $199.0 million and $261.3 million in net cash proceeds, respectively. As a result of these sales, we recognized net gains of $44.1 million and $70.0 million, respectively. Our 2023 facility sales were primarily driven by restructuring transactions and negotiations related to our lease agreements with Guardian Healthcare (“Guardian”) and LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care). In the second quarter of 2023, we sold five facilities that were previously leased to Guardian and were included in assets held for sale as of March 31, 2023. The net cash proceeds from the sale were $23.8 million, and we did not recognize any gain or loss on the sale because we had already impaired the facilities down to the estimated fair value less costs to sell during the first quarter of 2023. Additionally, we sold one facility, also previously leased to Guardian, for a sales price of $12.0 million during the second quarter of 2023, which was fully financed by Omega through a $12.0 million first lien mortgage on the facility. The one facility sale during the second quarter of 2023 and related seller financing did not meet the contract criteria to be recognized under ASC 610-20. During the three and nine months ended September 30, 2023, we received interest of $0.3 million and $0.5 million, respectively, related to such seller financing, which was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

In the third quarter of 2023, we sold seven facilities subject to operating agreements with LaVie for $84.4 million in purchase consideration, which included cash proceeds of $14.8 million and an aggregate $69.6 million pay-off of the outstanding principal and accrued interest on seven HUD mortgages on the sold properties made by the buyer, on Omega’s behalf. The sale resulted in a net loss of $5.5 million. Also in the third quarter of 2023, we recognized the sale of 11 facilities, previously leased to LaVie, related to a December 2022 transaction that did not meet the contract criteria to be recognized under ASC 610-20 at the legal sale date. In December 2022, in connection with restructuring negotiations with LaVie, we sold 11 facilities previously leased to LaVie to a third party for a sales price of $129.8 million. Omega provided $104.8 million in senior seller financing, collateralized by first lien mortgages on the 11 facilities, to fund a portion of the purchase price. During the third quarter of 2023, Omega received an aggregate $104.8 million of principal prepayments for the mortgage from the seller. As a result of the principal prepayments, the Company determined the transaction met the contract criteria under ASC 610-20 and recognized the sale, resulting in a $50.2 million gain during the three months ended September 30, 2023, which includes the $25 million contract liability and $5.7 million of deferred interest income received to date.

During the three and nine months ended September 30, 2022, we sold four and 44 facilities subject to operating leases for $51.4 million and $438.3 million in net cash proceeds, respectively. As a result of these sales, we recognized net gains of $40.9 million and $179.7 million during the three and nine months ended September 30, 2022, respectively. Our 2022 sales were primarily driven by restructuring transactions and negotiations related to our lease agreements with Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”), Guardian and Agemo Holdings, LLC (“Agemo”). In the first quarter of 2022, we sold 22 facilities that were previously leased and operated by Gulf Coast. The net cash proceeds from the sale, including previously accrued for related costs, were $304.0 million, and we recognized a net gain of $113.5 million. During the first and second quarter of 2022, we sold nine total facilities that were leased to Guardian for $39.5 million in net proceeds, which resulted in a net gain of $13.7 million. In the third quarter of 2022, we sold two facilities that were previously leased to Agemo for $42.6 million in net proceeds, which resulted in a net gain of $35.6 million.

Real Estate Impairments

During the three and nine months ended September 30, 2023, we recorded impairments on 19 and 25 facilities of approximately $27.9 million and $88.0 million, respectively. Of the $88.0 million, $85.4 million related to 23 held for use facilities (of which $48.0 million relates to three facilities that were closed during the year) for which the carrying value exceeded the fair value and $2.6 million related to two facilities that were classified as held for sale for which the carrying value exceeded the estimated fair value less costs to sell.

During the three and nine months ended September 30, 2022, we recorded impairments on four and ten facilities of approximately $10.0 million and $21.2 million, respectively. Of the $21.2 million, $3.5 million related to two facilities that were classified as held for sale (and subsequently sold) for which the carrying values exceeded the estimated fair values less costs to sell, and $17.7 million related to eight held for use facilities for which the carrying value exceeded the fair value.

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

A summary of our net receivables and lease inducements by type is as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Contractual receivables – net	$9,511	$8,228

Effective yield interest receivables	$3,865	$5,696
Straight-line rent receivables	190,155	166,061
Lease inducements	5,510	6,041
Other receivables and lease inducements	$199,530	$177,798

Cash Basis Operators and Straight-Line Receivable Write-Offs

We review our collectibility assumptions related to our operator leases on an ongoing basis. During the nine months ended September 30, 2023, we placed two new operators, which Omega had not previously had relationships with prior to the second quarter of 2023, on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. The new lease agreements with each of these operators were executed in the second quarter of 2023 as part of transitions of facilities from other operators, and we placed them on a cash basis concurrent with the respective lease commencement dates, so there were no straight-line rent write-offs associated with moving these operators to a cash basis.

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

During the nine months ended September 30, 2023, we transitioned the portfolios of four cash basis operators with an aggregate of 48 facilities, including 14 facilities related to the operator referred to as the “1.2% Operator” in our Annual Report on Form 10-K for the year ended December 31, 2022 and 20 facilities related to the operator referred to as the “2.0% Operator” in our Annual Report on Form 10-K for the year ended December 31, 2022, to new or amended leases with five operators. We are recognizing revenue on a straight-line basis for the leases associated with these five operators. The aggregate initial contractual rent related to the 48 facilities following the transition to other operators is $48.0 million per annum. In connection with the transition of the 14 facilities, Omega made or agreed to make termination payments of $15.5 million in aggregate that were recorded as initial direct costs related to the lease with the new operator of the 14 transitioned facilities in the first quarter of 2023. These termination payments are deferred and recognized within depreciation and amortization expense on a straight-line basis over the term of the master lease.

During the nine months ended September 30, 2023 and 2022, we also wrote-off $8.1 million and $3.2 million, respectively, of straight-line rent receivable balances through rental income as a result of transitioning facilities between existing operators.

As of September 30, 2023, we had 18 operators on a cash basis for revenue recognition, which represent 25.1% and 32.8% of our total revenues (excluding the impact of write-offs) for the nine months ended September 30, 2023 and 2022, respectively.

Rent Deferrals and Application of Collateral

During each of the nine months ended September 30, 2023 and 2022, we allowed nine operators to defer $35.0 million and $25.5 million, respectively, of contractual rent and interest. The deferrals during the nine months ended September 30, 2023 primarily related to the following operators: LaVie ($19.0 million), Healthcare Homes Limited (“Healthcare Homes”) ($8.2 million), Agemo ($1.9 million) and Maplewood Senior Living (along with affiliates, “Maplewood”) ($1.3 million).

Additionally, we allowed six operators and seven operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the nine months ended September 30, 2023 and 2022, respectively. The total collateral applied to contractual rent and interest was $11.4 million and $9.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Agemo resumed making contractual rent and interest payments during the second quarter of 2023 in accordance with the restructuring terms discussed above. Agemo is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $5.8 million and $11.6 million for the three and nine months ended September 30, 2023, respectively, for the contractual rent payments that were received. Additionally, no interest income was recognized during the three and nine months ended September 30, 2023 and 2022 on the two loans with Agemo because these loans are on non-accrual status and we are utilizing the cost recovery method, under which any payments are applied against the principal amount. See Note 6 – Non-Real Estate Loans Receivable for further discussion on the impact of the restructuring on the loans.

LaVie

During 2023, we continued the process of restructuring our portfolio with LaVie by amending the lease agreements with LaVie to allow for a partial rent deferral of $19.0 million for the first four months of 2023, transitioning two facilities previously subject to the master lease with LaVie to another operator during the second quarter of 2023 and selling seven facilities previously subject to the master lease with LaVie to a third party during the third quarter of 2023. In the third quarter of 2023, LaVie paid $7.4 million of contractual rent, a short pay of $13.3 million of the $20.7 million due under its lease agreement. As LaVie was placed on a cash basis of revenue recognition for lease purposes in the fourth quarter of 2022, only the $7.4 million and $31.7 million of contractual rent payments that we received from LaVie were recorded as rental income during the three and nine months ended September 30, 2023, respectively. As discussed further in Note 21 – Subsequent Events, we sold 29 facilities previously subject to the master lease with LaVie during the fourth quarter of 2023 and amended its master lease agreement to reduce monthly rent to $3.4 million. Revenue from LaVie represents approximately 4.3% and 11.4% of our total revenues (excluding the impact of write-offs) for the nine months ended September 30, 2023 and 2022, respectively.

Maplewood

In the first quarter of 2023, we agreed to a formal restructuring agreement, master lease amendments and loan amendments with Maplewood. As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	extend the maturity date of the master lease from December 2033 to December 2037 with two consecutive 5-year tenant extension options;
●	fix contractual rent at $69.3 million per annum (December 2022 rent annualized) and defer the 2.5% annual escalators under our lease agreement through December 31, 2025, with mandatory repayments to be made subject to certain metrics and due in full by the maturity date;
●	fund $22.5 million of capital expenditures through December 31, 2025;
●	extend the maturity date of the secured revolving credit facility from June 2030 to June 2035, with one borrower 2-year extension option;
●	increase the capacity of the secured revolving credit facility from $250.5 million to $320.0 million, inclusive of payment-in-kind (“PIK”) interest applied to principal;
●	convert the 7% per annum cash interest due on the secured revolving credit facility to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, and 4% cash interest and 3% PIK interest in 2025 and through the maturity date;
●	pay a one-time option termination fee of $12.5 million to Maplewood; and
●	reduce Maplewood’s share of any future potential sales proceeds (in excess of our gross investment) by the unpaid deferred rent balance, the $22.5 million of capital expenditures and the $12.5 million option termination fee payment.

Maplewood short-paid the contractual rent amount due under its lease agreement by $1.0 million in June 2023, and continued to short-pay the contractual rent amount due under its lease agreement by $1.0 million for each month during the third quarter of 2023. During the third quarter of 2023, we applied $3.0 million of Maplewood’s security deposit toward the unpaid portion of rent for June 2023 through August 2023. Following the application of the security deposit in the third quarter of 2023, we had a $1.8 million security deposit remaining as of September 30, 2023, which can be applied to future rent shortfalls. In October 2023, Maplewood short-paid the contractual rent amount due under its lease agreement by $1.0 million. We continue to take actions to preserve our rights and are in discussions with Maplewood to address the deficiency.

Maplewood is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $17.3 million and $50.9 million for the three and nine months ended September 30, 2023, respectively, for the contractual rent payments that were received from Maplewood and through the application of Maplewood’s security deposit. The $12.5 million option termination fee payment made in the first quarter of 2023 in connection with the restructuring agreement was accounted for as a lease inducement. As Maplewood is on a cash basis of revenue recognition, the inducement was immediately expensed and was recorded as a reduction to the $50.9 million of rental income recognized for the nine months ended September 30, 2023.

As discussed further in Note 5 – Real Estate Loans Receivable, we recorded interest income of $1.5 million on the secured revolving credit facility during the three months ended March 31, 2023 for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. Revenue from Maplewood represents approximately 7.2% and 9.1% of our total revenues (excluding the impact of write-offs) for the nine months ended September 30, 2023 and 2022, respectively.

Healthcare Homes

In December 2022, we agreed to allow Healthcare Homes, a U.K.-based operator representing 3.1% and 2.9% of our total revenues (excluding the impact of write-offs) for the nine months ended September 30, 2023 and 2022, respectively, the ability to defer up to £6.7 million of contractual rent from January 2023 through April 2023 with regular payments required to resume in May 2023. The deferred rent balance accrues interest monthly at a rate of 8% per annum and must be fully repaid by December 31, 2024. During the three and six months ended June 30, 2023, Healthcare Homes elected to defer £1.7 million ($2.1 million in USD) and £6.7 million ($8.2 million in USD), respectively, of contractual rent in accordance with the December 2022 agreement. In May 2023, Healthcare Homes resumed making full contractual rent payments. Healthcare Homes has remained on a straight-line basis of revenue recognition.

Guardian

In August and September 2023, Guardian, an operator that was already on a cash basis of revenue recognition, did not pay its contractual amounts due under its lease agreement. During the third quarter of 2023, we applied $2.9 million of Guardian’s security deposit to fund the unpaid rent. As Guardian is on a cash basis of revenue recognition, we recorded rental income of $4.4 million for the three months ended September 30, 2023 for the contractual rent payments that were received from Guardian and through the application of Guardian’s security deposit. Following the application of the security deposit in the third quarter of 2023, we had a $4.4 million security deposit remaining as of September 30, 2023, which can be applied to future rent shortfalls. We are in discussions to sell or release to another operator the facilities included in Guardian’s master lease. In October 2023, Guardian did not pay the contractual rent amount due under its lease agreement of $1.5 million. Revenue from Guardian represents approximately 1.7% and 1.0% of our total revenues (excluding the impact of write-offs) for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of September 30, 2023, our real estate loans receivable consists of eight fixed rate mortgage notes on 49 long-term care facilities and 14 other real estate loans. The mortgage notes relate to facilities located in six states that are operated by seven independent healthcare operating companies. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

The principal amounts outstanding of real estate loans receivable, net of allowances, were as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Mortgage notes due 2030; interest at 11.16%(1)	$512,616	$506,321
Mortgage note due 2031; interest at 11.27%	—	76,049
Mortgage note due 2037; interest at 10.50%(2)	72,420	72,420
Mortgage note due 2025; interest at 7.85%	62,477	63,811
Other mortgage notes outstanding(3)	25,622	12,922
Mortgage notes receivable – gross	673,135	731,523
Allowance for credit losses on mortgage notes receivable	(39,977)	(83,393)
Mortgage notes receivable – net	633,158	648,130
Other real estate loan due 2035; interest at 7.00%	263,520	250,500
Other real estate loans due 2024; interest at 13.19%(1)	104,648	98,440
Other real estate loans due 2023-2030; interest at 11.75%(1)	110,891	43,628
Other real estate loans outstanding(4)	32,757	20,000
Other real estate loans – gross	511,816	412,568
Allowance for credit losses on other real estate loans	(23,514)	(17,967)
Other real estate loans – net	488,302	394,601
Total real estate loans receivable – net	$1,121,460	$1,042,731
(1)	Approximates the weighted average interest rate on facilities as of September 30, 2023.
(2)	During the second quarter of 2023, this mortgage note was extended from December 31, 2032 to December 31, 2037.
(3)	Other mortgage notes outstanding have a weighted average interest rate of 8.6% as of September 30, 2023, with maturity dates ranging from 2023 through 2026. Two of the mortgage notes with an aggregate principal balance of $12.9 million are past due and have been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(4)	Other real estate loans outstanding have a weighted average interest rate of 12% as of September 30, 2023, with maturity dates ranging from 2027 through 2031.

Interest revenue on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Mortgage notes – interest income	$17,332	$17,234	$50,878	$57,380
Other real estate loans – interest income	7,566	10,566	21,396	27,987
Total real estate loans interest income	$24,898	$27,800	$72,274	$85,367

Mortgage note due 2031

In the second quarter of 2022, we agreed to a formal restructuring agreement and amended the mortgage loan with Guardian, which among other adjustments, extended the loan’s maturity date and allowed for the deferral of certain contractual interest. The loan amendment was treated as a loan modification provided to a borrower experiencing financial difficulty. Following the execution of the restructuring agreement, Guardian resumed paying contractual rent and interest during the second quarter of 2022 and continued such payments throughout the remainder of 2022 and the first three quarters of 2023, in accordance with the restructuring terms. The mortgage loan was on non-accrual status and was being accounted for under the cost recovery method, under which any payments received were applied against the principal amount. During the three and six months ended June 30, 2023, we received $1.6 million and $3.9 million, respectively, of interest payments from Guardian that we applied against the outstanding principal of the loan and recognized a recovery for credit loss equal to the amount of payments applied against principal.

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

During the three months ended March 31, 2023, we recorded interest income of $1.5 million on the secured revolving credit facility for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. We did not record any interest income related to the PIK interest during the three and nine months ended September 30, 2023. As of September 30, 2023, the amortized cost basis of this loan was $263.5 million, which represents 22.2% of the total amortized cost basis of all real estate loan receivables. As of September 30, 2023, the remaining commitment under the secured revolving credit facility, including the unrecognized PIK interest, was $43.9 million.

Other real estate loans due 2023-2030

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

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators and/or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower. As of September 30, 2023, we had 40 loans with 21 different borrowers. A summary of our non-real estate loans is as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Notes due 2023-2029; interest at 11.25%(1)	$89,513	$55,981
Notes due 2036; interest at 5.63%	79,023	55,791
Notes due 2036; interest at 2.00%	32,308	32,539
Note due 2024; interest at 7.95%(2)	54,999	47,999
Note due 2027; interest at 12.00%(3)	—	39,653
Other notes outstanding(4)	107,393	77,186
Non-real estate loans receivable – gross	363,236	309,149
Allowance for credit losses on non-real estate loans receivable	(118,235)	(83,868)
Total non-real estate loans receivable – net	$245,001	$225,281
(1)	Approximates the weighted average interest rate as of September 30, 2023.
(2)	During the third quarter of 2023, the interest rate was amended to increase the interest rate on borrowings in excess of $45 million to 10% through October 15, 2023, and to 12% thereafter. The interest rate remains at 7.5% for borrowings that do not exceed $45 million. The interest rate above represents the weighted average interest rate as of September 30, 2023.
(3)	During the first quarter of 2023, this loan was fully repaid.
(4)	Other notes outstanding have a weighted average interest rate of 7.72% as of September 30, 2023, with maturity dates ranging from 2023 through 2030 (with $18.1 million maturing in 2023). Three of the other notes outstanding with an aggregate principal balance of $10.4 million are past due and have been written down to the estimated fair value of the underlying collateral of $0.5 million, through our allowance for credit losses.

For the three months ended September 30, 2023 and 2022, non-real estate loans generated interest income of $5.7 million and $3.5 million, respectively. For the nine months ended September 30, 2023 and 2022, non-real estate loans generated interest income of $16.0 million and $8.5 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

Notes due 2023-2029

During the second quarter of 2023, we entered into two $15.0 million mezzanine loans with an existing operator and its affiliates in connection with the operator’s acquisition of 13 SNFs in West Virginia (discussed in Note 5 – Real Estate Loans Receivable). The first $15.0 million mezzanine loan (the “2028 Mezz Loan”) matures on April 1, 2028 and bears interest at a variable rate based on the one-month term SOFR plus 8.6% per annum. The 2028 Mezz Loan requires monthly principal payments commencing on May 1, 2023 and is secured by a pledge of the operator’s equity interest in its subsidiaries. The second $15.0 million mezzanine loan (the “2029 Mezz Loan”) matures on April 13, 2029 and bears interest at a fixed rate of 12% per annum. The 2029 Mezz Loan also requires quarterly principal payments commencing on July 1, 2023 and additional payments contingent on the operator’s achievement of certain metrics. The 2029 Mezz Loan is secured by a pledge of the operator’s equity interest in its subsidiaries. In connection with the 2028 Mezz Loan and 2029 Mezz Loan, we also provided a $3.3 million working capital loan to a new joint venture, WV Pharm Holdings, LLC, which we formed in April 2023 with the acquiring operator (see Note 9 – Investments in Joint Ventures for additional information on this joint venture).

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

Agemo exercised its option to defer the interest payment due on April 1, 2023 and resumed making interest payments in May 2023 in accordance with the restructuring terms discussed above. During the three and nine months ended September 30, 2023, we received $1.2 million and $2.0 million, respectively, of interest payments from Agemo that we applied against the outstanding principal of the loans and recognized a recovery for credit loss equal to the amount of payments applied against principal. As of September 30, 2023, the amortized cost basis of these loans was $79.0 million, which represents 21.8% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of September 30, 2023 related to the Agemo Replacement Loans was $73.1 million.

Notes due 2036; interest at 2.00%

During the fourth quarter of 2022, we amended an $8.3 million term loan and a $25.0 million term loan with LaVie to, among other things, extend the loan maturity dates to November 30, 2036 to align with the lease term, and starting in January 2023, reduce the interest rates to 2%, remove the requirement for LaVie to make any principal payments until the maturity dates and convert from monthly cash interest payments to PIK interest. These amendments were treated as loan modifications provided to a borrower experiencing financial difficulty. Both of these loans are on non-accrual status, and we are utilizing the cost recovery method, under which any payments made by LaVie are applied against the principal amount outstanding. During the nine months ended September 30, 2023, we applied an aggregate $0.2 million of interest payments received to the $25.0 million term loan principal balance and the $8.3 million term loan principal balance outstanding. As of September 30, 2023, the amortized cost basis of these loans was $32.3 million, which represents 8.9% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of September 30, 2023 related to the LaVie loans was $28.7 million.

Note due 2024

On July 8, 2019, the Company entered into a $15 million unsecured revolving credit facility agreement with a principal of an operator that bears interest at a fixed rate of 7.5% per annum and originally matured on July 8, 2022. During 2022, this revolving credit facility was amended multiple times to increase the maximum principal to $48 million, extend the maturity date to December 31, 2024 and require monthly principal payments. During 2023, this revolving credit facility was further amended to increase the maximum principal to $55 million, increase the interest rate on certain borrowings as discussed above and modify the principal payment schedule. During the third quarter of 2023, the borrower failed to make aggregate contractual principal payments of $3.0 million due under the revolving credit facility. We are currently in discussions with the borrower to amend the revolving credit facility agreement to extend the repayment schedule for the $55.0 million of principal outstanding.

Other notes outstanding

$10.0 million Mezzanine Loan and Working Capital Loan

On June 30, 2023, the Company entered into a $10.0 million mezzanine loan and a revolving working capital loan with an existing operator in connection with the operator’s acquisition of a portfolio of facilities in Pennsylvania. The $10.0 million mezzanine loan matures on June 30, 2028 and bears interest at a fixed rate of 11% per annum. The $10.0 million mezzanine loan also requires monthly amortizing payments of principal and interest in the amount of $0.2 million. The $10.0 million mezzanine loan is secured by an equity interest in a subsidiary of the operator. The working capital loan matures on June 30, 2026 and bears interest at a fixed rate of 10% per annum. The working capital loan has a maximum principal of $34.0 million for the first year that decreases to $20.0 million thereafter. The working capital loan is secured by the accounts receivable of the acquired facilities. As of September 30, 2023, the revolving working capital loan has an outstanding principal balance of $12.0 million.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the nine months ended September 30, 2023 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2022	Provision (recovery) for Credit Loss for the nine months ended September 30, 2023	Write-offs charged against allowance for the nine months ended September 30, 2023		Other additions to the allowance for the nine months ended September 30, 2023		Allowance for Credit Loss as of September 30, 2023
		(in thousands)
1	Real estate loan receivable	$162	$373	$—		$—		$535
2	Real estate loans receivable	157	(106)	—		—		51
3	Real estate loans receivable	15,110	(9,113)	—		—		5,997
4	Real estate loans receivable	33,666	11,792	—		—		45,458
6	Real estate loans receivable	52,265	(3,860)	(36,955)	(1)	—		11,450
	Sub-total	101,360	(914)	(36,955)		—		63,491

5	Investment in direct financing leases	2,816	(561)	—		—		2,255
	Sub-total	2,816	(561)	—		—		2,255

2	Non-real estate loans receivable	859	(453)	—		—		406
3	Non-real estate loans receivable	2,079	(991)	—		—		1,088
4	Non-real estate loans receivable	634	(239)	—		—		395
5	Non-real estate loans receivable	18,619	(1,168)	—		25,200	(2)	42,651
6	Non-real estate loans receivable	61,677	12,018	—		—		73,695
	Sub-total	83,868	9,167	—		25,200		118,235

2	Off-balance sheet real estate loan commitments	—	4	—		—		4
3	Off-balance sheet real estate loan commitments	—	186	—		—		186
4	Off-balance sheet real estate loan commitments	84	3,722	—		—		3,806
2	Off-balance sheet non-real estate loan commitments	207	29	—		—		236
3	Off-balance sheet non-real estate loan commitments	29	(14)	—		—		15
4	Off-balance sheet non-real estate loan commitments	—	24	—		—		24
	Sub-total	320	3,951	—		—		4,271

	Total	$188,364	$11,643	$(36,955)		$25,200		$188,252
(1)	This amount relates to the write-off of the allowance for the Guardian mortgage note in connection with the settlement and partial forgiveness of the note in the second quarter of 2023. See Note 5 – Real Estate Loans Receivable for additional details.
(2)	This amount relates to the additional $25.2 million allowance recorded during the first quarter of 2023 to reserve the aggregate deferred rent amount that is included within Agemo Replacement Loan B. See Note 6 – Non-Real Estate Loans Receivable for additional details.

A rollforward of our allowance for credit losses for the nine months ended September 30, 2022 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2021	Provision (recovery) for Credit Loss for the nine months ended September 30, 2022		Write-offs charged against allowance for the nine months ended September 30, 2022		Allowance for Credit Loss as of September 30, 2022
		(in thousands)
1	Real estate loans receivable	$—	$212		$—		$212
2	Real estate loans receivable	14	(2)				12
3	Real estate loans receivable	5,367	23		—		5,390
4	Real estate loans receivable	20,577	(6,058)		—		14,519
5	Real estate loans receivable	136	(87)		—		49
6	Real estate loans receivable	56,480	(5,564)	(1)	(4,463)	(2)	46,453
	Sub-total	82,574	(11,476)		(4,463)		66,635

3	Investment in direct financing leases	530	(530)		—		—
4	Investment in direct financing leases	—	785		—		785
	Sub-total	530	255		—		785

2	Non-real estate loans receivable	29	247		—		276
3	Non-real estate loans receivable	1,206	2,642	(3)	—		3,848
4	Non-real estate loans receivable	56	469		—		525
5	Non-real estate loans receivable	7,861	12,522	(4)	—		20,383
6	Non-real estate loans receivable	51,269	(1,966)		(18,052)	(5)	31,251
	Sub-total	60,421	13,914		(18,052)		56,283

3	Off-balance sheet real estate loan commitments	251	(83)		—		168
4	Off-balance sheet real estate loan commitments	117	(102)		—		15
2	Off-balance sheet non-real estate loan commitments	7	94		—		101
3	Off-balance sheet non-real estate loan commitments	207	(126)		—		81
4	Off-balance sheet non-real estate loan commitments	216	(216)		—		—
6	Off-balance sheet non-real estate loan commitments	143	2,107		(2,250)	(5)	—
		941	1,674		(2,250)		365

	Total	$144,466	$4,367		$(24,765)		$124,068
(1)	This amount primarily relates to the recoveries, net of provision, recorded on the Guardian mortgage loan during the nine months ended September 30, 2022.
(2)	During the third quarter of 2022, we wrote-off the loan balance and reserve for a loan that expired during the quarter which had previously been fully reserved.
(3)	This provision includes an additional $3.2 million allowance recorded on a $20 million working capital loan during the nine months ended September 30, 2022.
(4)	This provision includes an additional $10.8 million allowance recorded on the Agemo WC Loan during the nine months ended September 30, 2022.
(5)	In the second quarter of 2022, we recorded an additional reserve of $2.2 million related to the remaining commitment under the $25.0 million senior secured DIP facility as we were notified of the operator’s intent to draw the funds in the third quarter of 2022. In the third quarter of 2022, the remaining commitment under the facility was drawn and the facility expired and as a result we wrote-off the loan balance and related reserves as we do not expect to collect amounts under the facility following the expiration.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2023	2022	2021	2020	2019	2018	2017 & older	Revolving Loans	Balance as of September 30, 2023
		(in thousands)
1	Real estate loans receivable	$—	$20,000	$—	$—	$—	$—	$62,477	$—	$82,477
2	Real estate loans receivable	7,700	—	—	21,325	—	—	—	—	29,025
3	Real estate loans receivable	82,859	32,600	72,420	—	—	—	432	—	188,311
4	Real estate loans receivable	12,757	210	34,779	89,612	5,099	133,727	332,512	263,520	872,216
6	Real estate loans receivable	—	—	—	—	—	—	12,922	—	12,922
	Sub-total	103,316	52,810	107,199	110,937	5,099	133,727	408,343	263,520	1,184,951

5	Investment in direct financing leases	—	—	—	—	—	—	11,239	—	11,239
	Sub-total	—	—	—	—	—	—	11,239	—	11,239

2	Non-real estate loans receivable	900	—	—	—	—	—	—	120,249	121,149
3	Non-real estate loans receivable	40,211	21,899	—	—	3,656	10,800	—	9,050	85,616
4	Non-real estate loans receivable	—	—	—	—	1,335	—	1,000	25,500	27,835
5	Non-real estate loans receivable	—	—	—	—	2,197	48,546	—	—	50,743
6	Non-real estate loans receivable	6,352	24,457	7,851	—	—	4,092	30,477	4,664	77,893
	Sub-total	47,463	46,356	7,851	—	7,188	63,438	31,477	159,463	363,236

	Total	$150,779	$99,166	$115,050	$110,937	$12,287	$197,165	$451,059	$422,983	$1,559,426

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$(36,955)	$—	$(36,955)

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of September 30, 2023 and December 31, 2022, we have excluded $9.4 million and $8.2 million, respectively, of contractual interest receivables and $3.9 million and $5.7 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three months ended September 30, 2022, we recognized $5.1 million of interest income related to loans on non-accrual status as of September 30, 2023. During the nine months ended September 30, 2023 and 2022, we recognized $1.6 million and $14.1 million, respectively, of interest income related to loans on non-accrual status as of September 30, 2023.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(in thousands)
Assets
Real estate assets – net	$987,396	$982,721
Assets held for sale	66,130	—
Real estate loans receivable – net	315,573	270,500
Investments in unconsolidated joint ventures	8,870	—
Non-real estate loans receivable – net	8,779	5,929
Contractual receivables – net	249	114
Other assets	711	1,499
Total assets	1,387,708	1,260,763

Liabilities
Accrued expenses and other liabilities	(47,807)	(50,522)
Total liabilities	(47,807)	(50,522)

Collateral
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,066,225)	(982,721)
Total collateral	(1,114,225)	(1,030,721)

Maximum exposure to loss	$225,676	$179,520
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the three loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $7.9 million and $5.9 million as of September 30, 2023 and December 31, 2022, respectively.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Revenue
Rental income	$26,968	$21,120	$62,768	$63,222
Interest income	1,108	4,839	4,193	12,940
Total	$28,076	$25,959	$66,961	$76,162

Consolidated VIEs

We own a partial equity interest in a joint venture that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the joint venture. As of September 30, 2023 and December 31, 2022, this joint venture has $26.8 million and $25.8 million, respectively, of total assets and $20.4 million and $19.8 million, respectively, of total liabilities, which are included in our Consolidated Balance Sheets.

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

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	September 30,	December 31,
Entity	%	Date	Investment(1)	Type	September 30, 2023	2023	2022
Second Spring Healthcare Investments	15%	11/1/2016	$50,032	SNF	—	$8,862	$10,975
Lakeway Realty, L.L.C.	51%	5/17/2019	73,834	Specialty facility	1	69,247	70,151
Cindat Joint Venture	49%	12/18/2019	105,688	ALF	63	96,633	97,382
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	1,013	N/A	N/A	686	412
RCA NH Holdings RE Co., LLC(2)(3)	20%	4/14/2023	3,400	SNF	5	3,400	—
WV Pharm Holdings, LLC(2)(3)	20%	4/14/2023	3,000	N/A	N/A	3,000	—
OMG-Form Senior Holdings, LLC(3)(4)	49%	6/15/2023	2,535	ALF	1	2,470	—
CHS OHI Insight Holdings, LLC	25%	8/17/2023	3,242	N/A	N/A	3,243	—
			$242,744			$187,541	$178,920
(1)	Our investment includes our transaction costs, if any.
(2)	These joint ventures were entered into in connection with an existing operator’s acquisition of SNFs in West Virginia during the second quarter of 2023, as discussed in Note 5 and Note 6. The acquiring operator in the transaction is the majority owner of these joint ventures. As of September 30, 2023, we have an aggregate of $8.5 million of loans outstanding with these joint ventures.
(3)	These joint ventures are unconsolidated VIEs and therefore are included in the tables in Note 8 – Variable Interest Entities.
(4)	During the second quarter of 2023, we funded $7.7 million under a mortgage loan with this joint venture.

The following table reflects our income (loss) from unconsolidated joint ventures for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2023	2022	2023	2022

	(in thousands)
Second Spring Healthcare Investments	$270	$300	$851	$882
Second Spring II LLC(1)	—	—	—	(2)
Lakeway Realty, L.L.C.	674	656	2,030	1,976
Cindat Joint Venture	(2,330)	3,339	(2,233)	4,972
OMG Senior Housing, LLC	(123)	(140)	(302)	(319)
OH CHS SNP, Inc.	184	(38)	274	13
OMG-Form Senior Holdings, LLC	(20)	—	(65)	—
Total	$(1,345)	$4,117	$555	$7,522
(1)	The assets held by this joint venture have been liquidated, and we have no remaining operations related to this joint venture.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For the three months ended September 30, 2023 and 2022, we recognized approximately $0.1 million of asset management fees. For the nine months ended September 30, 2023 and 2022, we recognized approximately $0.5 million of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of September 30, 2023 and December 31, 2022:

(in thousands)
Balance as of December 31, 2022	$643,151
Foreign currency translation	184
Balance as of September 30, 2023	$643,335

The following is a summary of our intangibles as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(in thousands)
Assets:
Above market leases	$4,214	$5,929
Accumulated amortization	(3,518)	(4,484)
Net above market leases	$696	$1,445

Liabilities:
Below market leases	$51,956	$66,433
Accumulated amortization	(39,111)	(44,595)
Net below market leases	$12,845	$21,838

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

For the three months ended September 30, 2023 and 2022, our net amortization related to intangibles was $2.1 million and $1.0 million, respectively. For the nine months ended September 30, 2023 and 2022, our net amortization related to intangibles was $8.9 million and $3.6 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2023 and the next four years is as follows: remainder of 2023 – $0.5 million; 2024 – $2.2 million; 2025 – $2.2 million; 2026 – $1.9 million and 2027 – $1.6 million. As of September 30, 2023, the weighted average remaining amortization period of above market lease assets is approximately 14 years and below market lease liabilities is approximately eight years.

NOTE 11 – CONCENTRATION OF RISK

As of September 30, 2023, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 913 healthcare facilities, located in 42 states and the U.K. and operated by 70 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.3 billion at September 30, 2023, with approximately 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 623 SNFs, 189 ALFs, 19 ILFs, 18 specialty facilities and one medical office building, (ii) fixed rate mortgages on 44 SNFs, three ALFs and two specialty facilities, and (iii) 14 facilities that are held for sale. At September 30, 2023, we also held other real estate loans receivable (excluding mortgages) of $488.3 million, non-real estate loans receivable of $245.0 million and $187.5 million of investments in nine unconsolidated joint ventures.

As of September 30, 2023 and December 31, 2022, we had investments with one operator or manager that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated approximately 6.9% and 9.3% of our total revenues (excluding the impact of write-offs) for the three months ended September 30, 2023 and 2022, respectively, and 7.2% and 9.1% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2023, we also have one operator with total revenues (excluding the impact of write-offs) that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated approximately 12.1% and 8.2% of our total revenues (excluding the impact of write-offs) for the three months ended September 30, 2023 and 2022, respectively, and 10.9% and 7.7% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, CommuniCare represented approximately 9.0% of our total investments.

As of September 30, 2023, the three states in which we had our highest concentration of investments were Texas (10.2%), Florida (8.9%) and Indiana (6.8%).

NOTE 12 – STOCKHOLDERS’ EQUITY

$500 Million Stock Repurchase Program

We had no share repurchases during the three and nine months ended September 30, 2023. The following is a summary of the shares repurchased for the three and nine months ended September 30, 2022 (in millions except average price per share):

			Average Price
	Period Ended	Shares Repurchased	Per Share(1)	Repurchase Cost(1)
Three Months Ended	September 30, 2022	—	$—	$—
Nine Months Ended	September 30, 2022	5.2	27.32	142.3
(1)	Average price per share and repurchase cost includes the cost of commissions.

Dividends

The following is a summary of our declared cash dividends on common stock:

Record	Payment	Dividend per
Date	Date	Common Share
February 6, 2023	February 15, 2023	$0.67
May 1, 2023	May 15, 2023	0.67
July 31, 2023	August 15, 2023	0.67
October 31, 2023	November 15, 2023	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	September 30, 2022	0.1	$2.4
Three Months Ended	September 30, 2023	3.5	111.9
Nine Months Ended	September 30, 2022	0.3	7.0
Nine Months Ended	September 30, 2023	3.7	116.4

At-The-Market Offering Programs

The following is a summary of the shares issued under our $1.0 billion At-The-Market Offering Program (“ATM Program”) for the three and nine months ended September 30, 2023 and 2022 (in millions except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Commissions	Net Proceeds
Three and Nine Months Ended	September 30, 2022	—	$—	$—	$—	$—
Three Months Ended	September 30, 2023	0.5	30.46	14.4	0.2	14.2
Nine Months Ended	September 30, 2023	7.0	30.22	213.8	2.4	211.4
(1)	Represents the average price per share after commissions.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Foreign Currency Translation:
Beginning balance	$(51,948)	$(79,670)	$(85,004)	$(24,012)
Translation (loss) gain	(25,911)	(45,873)	6,979	(100,253)
Realized (loss) gain	(107)	(153)	59	(1,431)
Ending balance	(77,966)	(125,696)	(77,966)	(125,696)

Derivative Instruments:
Cash flow hedges:
Beginning balance	84,005	69,429	86,356	30,407
Unrealized gain (loss)	3,967	16,499	(532)	53,481
Realized gain (1)	1,074	1,074	3,222	3,114
Ending balance	89,046	87,002	89,046	87,002
Net investment hedges:
Beginning balance	9,578	12,920	18,634	(9,588)
Unrealized gain (loss)	7,384	31,273	(1,672)	53,781
Ending balance	16,962	44,193	16,962	44,193
Total accumulated other comprehensive income before noncontrolling interest	28,042	5,499	28,042	5,499
Add: portion included in noncontrolling interest	101	744	101	744
Total accumulated other comprehensive income for Omega	$28,143	$6,243	$28,143	$6,243
(1)	Recorded in interest expense on the Consolidated Statements of Operations.

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

As of September 30, 2023, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $9.9 million. Our NOL carry-forward was partially reserved as of September 30, 2023, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017, may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. As of September 30, 2023, one of our U.K. subsidiaries had a NOL carryforward of approximately $38.4 million. The NOLs have no expiration date and may be available to offset future taxable income. We believe these foreign NOLs are realizable under a “more likely than not” measurement and have not recorded a valuation allowance against the deferred tax asset.

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

The following is a summary of deferred tax assets and liabilities (which are recorded in other assets and accrued expenses and other liabilities in our Consolidated Balance Sheets):

	September 30,	December 31,
	2023	2022

	(in thousands)
U.S. Federal net operating loss carryforward	$2,079	$2,138
Valuation allowance on deferred tax asset	(2,038)	(2,138)
Foreign net operating loss carryforward	9,601	11,268
Foreign deferred tax liability (1)	—	(5,373)
Net deferred tax asset	$9,642	$5,895

Foreign deferred tax liability (2)	$1,116	$—
Net deferred tax liability	$1,116	$—
(1)	The deferred tax liability primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition. The foreign deferred tax liabilities were eliminated upon the majority of our U.K. portfolio entering the U.K. REIT regime.
(2)	The deferred tax liability resulted from book to tax differences recorded in the U.S. relating to depreciation and revenue recognition in the U.K. recognized upon the majority of our U.K. portfolio entering the U.K. REIT regime.

The following is a summary of our provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Federal, state and local income tax expense	$0.2	$0.3	$0.8	$0.9
Foreign income tax expense	1.6	0.9	1.3	2.6
Total income tax expense (1)	$1.8	$1.2	$2.1	$3.5
(1)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Stock-based compensation expense	$8,756	$6,809	$26,306	$20,515

Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations.

We granted 254,777 time-based profits interest units (“PIUs”) during the first quarter of 2023 to certain officers and employees, and those units vest on December 31, 2025 (three years after the grant date), subject to continued employment and vesting in connection with certain other events.

We granted 2,049,878 performance-based PIUs during the first quarter of 2023 to certain officers and employees, which are earned based on the level of performance over the performance period (normally three years) and vest quarterly in the fourth year, subject to continued employment and vesting in connection with certain other events. We also granted 59,684 performance-based restricted stock units (“RSUs”) during the first quarter of 2023 to certain employees, which are earned based on the level of performance over the performance period (normally three years) and vest on December 31, 2025, subject to continued employment.

We granted 26,254 time-based PIUs and 25,224 time-based RSUs to directors during the second quarter of 2023, and those units vest on Omega’s 2024 annual meeting date, subject to the director’s continued service and vesting in connection with certain other events.

Time-based and performance-based grants made to named executive officers and key employees that meet certain conditions under the Company’s retirement policy (length of service, age, etc.) vest on an accelerated basis pursuant to the 2018 Stock Incentive Plan.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		September 30,		September 30,	December 31,
	Maturity	2023		2023	2022

				(in thousands)
Secured borrowings:
HUD mortgages(1)(2)	2046-2052	3.00	%(3)	$269,619	$344,708
2023 term loan(4)	2023	N/A		—	2,161
2024 term loan(5)	2024	10.83%		19,996	19,727
Total secured borrowings				289,615	366,596

Unsecured borrowings:
Revolving credit facility(6)(7)	2025	6.63%		19,530	19,246
				19,530	19,246
Senior notes and other unsecured borrowings:
2023 notes(6)(8)	2023	N/A		—	350,000
2024 notes(6)	2024	4.95%		400,000	400,000
2025 notes(6)	2025	4.50%		400,000	400,000
2026 notes(6)	2026	5.25%		600,000	600,000
2027 notes(6)	2027	4.50%		700,000	700,000
2028 notes(6)	2028	4.75%		550,000	550,000
2029 notes(6)	2029	3.63%		500,000	500,000
2031 notes(6)	2031	3.38%		700,000	700,000
2033 notes(6)	2033	3.25%		700,000	700,000
2025 term loan(6)(9)	2025	5.60%		428,500	—
OP term loan(10)(11)	2025	5.52%		50,000	50,000
Deferred financing costs – net				(21,916)	(22,276)
Discount – net				(24,457)	(26,732)
Total senior notes and other unsecured borrowings – net				4,982,127	4,900,992

Total unsecured borrowings – net				5,001,657	4,920,238

Total secured and unsecured borrowings – net(12)(13)				$5,291,272	$5,286,834
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at September 30, 2023. The mortgages are secured by real estate assets with a net carrying value of $368.4 million as of September 30, 2023. As discussed in Note 3 – Assets Held for Sale, Dispositions and Impairments, in connection with the sale of seven facilities in the third quarter of 2023, seven HUD mortgages with outstanding principal balances of $69.4 million were paid off during the three months ended September 30, 2023.
(2)	Wholly owned subsidiaries of Omega OP are the obligors on these borrowings.
(3)	Excludes fees of approximately 0.65% for mortgage insurance premiums.
(4)	Borrowing was the debt of a consolidated joint venture.
(5)	Borrowing is the debt of the consolidated joint venture discussed in Note 8 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing is secured by two ALFs, which are owned by the joint venture.
(6)	Guaranteed by Omega OP.
(7)	During the second quarter of 2023, the Company transitioned its benchmark interest rate for its $1.45 billion senior unsecured multicurrency revolving credit facility from LIBOR to SOFR. As of September 30, 2023, borrowings under Omega’s $1.45 billion senior unsecured multicurrency revolving credit facility consisted of £16.0 million British Pounds Sterling (“GBP”). The applicable interest rate on the U.S. Dollar tranche and on the GBP borrowings under the alternative currency tranche of the credit facility were 6.63% and 6.50% as of September 30, 2023, respectively.
(8)	On August 1, 2023, the Company repaid the $350 million of 4.375% senior notes that matured on August 1, 2023 using available cash.
(9)	The weighted average interest rate of the $428.5 million 2025 term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 4.047%.
(10)	Omega OP is the obligor on this borrowing.
(11)	During the second quarter of 2023, the Company transitioned its benchmark interest rate for its $50.0 million senior unsecured term loan facility from LIBOR to SOFR. The weighted average interest rate of the $50 million OP term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 3.957%.
(12)	All borrowings are direct borrowings of Parent unless otherwise noted.
(13)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2023 and December 31, 2022, we were in compliance with all applicable covenants for our borrowings.

Unsecured Borrowings

2025 Term Loan

On August 8, 2023, Omega entered into a credit agreement (the “2025 Omega Credit Agreement”) providing it with a new $400 million senior unsecured term loan facility (the “2025 Term Loan”). The 2025 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $500 million by requesting an increase in the aggregate commitments under the 2025 Term Loan. On September 27, 2023, Omega exercised the accordion feature to increase the aggregate commitment under the 2025 Term Loan by $28.5 million. The 2025 Term Loan bears interest at SOFR plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit rating. The 2025 Term Loan matures on August 8, 2025, subject to Omega’s option to extend such maturity date for two sequential 12-month periods. We recorded $3.3 million of deferred financing costs and a $1.4 million discount in connection with the 2025 Omega Credit Agreement.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of September 30, 2023, we have one interest rate swap with $50.0 million in notional value that was entered into during the second quarter of 2023 and 11 interest rate swaps with $428.5 million in notional value that were entered into during the third quarter of 2023 (discussed further below). The swaps are designated as cash flow hedges. Additionally, we have six foreign currency forward contracts with £250.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.3641 that are designated as net investment hedges.

In August 2023, we entered into ten interest rate swaps with $400.0 million in notional value. The swaps are effective August 14, 2023 and terminate on August 6, 2027. The interest rate swaps are designated as hedges against our exposure to changes in interest payment cash flows as a result of the variable interest rate on the 2025 Term Loan. The interest rate swap contracts effectively convert our $400.0 million 2025 Term Loan to an aggregate fixed rate of approximately 5.565%. In September 2023, in connection with the exercise of the accordion feature on the 2025 Term Loan, we entered into one additional interest rate swap with $28.5 million in notional value to hedge the additional $28.5 million under the 2025 Term Loan. This swap is effective September 29, 2023 and terminates on August 6, 2027. These 11 interest rate swap contracts effectively convert our $428.5 million 2025 Term Loan to a new combined aggregate fixed rate of approximately 5.597% through its maturity. The effective fixed rate achieved by the combination of the 2025 Omega Credit Agreement and the interest rate swaps could fluctuate up by 40 basis points or down by 60 basis points based on future changes to our credit ratings.

In June 2023, we entered into an interest rate swap with a notional amount of $50.0 million. The swap is effective June 30, 2023 and terminates on April 30, 2027. This interest rate swap is designated as a hedge against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP Term Loan. The interest rate swap contract effectively converts our $50.0 million OP Term Loan to an aggregate fixed rate of approximately 5.521% through its maturity. The effective fixed rate achieved by the combination of the 2021 Omega OP Credit Agreement and the interest rate swaps could fluctuate up by 40 basis points or down by 60 basis points based on future changes to our credit ratings.

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

The location and fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	September 30,	December 31,
	2023	2022

Cash flow hedges:	(in thousands)
Other assets	$6,410	$92,990
Accrued expenses and other liabilities	$83	$—

Net investment hedges:
Other assets	$33,304	$34,977

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

At September 30, 2023 and December 31, 2022, the net carrying amounts and fair values of our other financial instruments were as follows:

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$8,984	$8,984	$8,503	$8,503
Real estate loans receivable – net	1,121,460	1,130,144	1,042,731	1,080,890
Non-real estate loans receivable – net	245,001	246,587	225,281	228,498
Total	$1,375,445	$1,385,715	$1,276,515	$1,317,891
Liabilities:
Revolving credit facility	$19,530	$19,530	$19,246	$19,246
2023 term loan	—	—	2,161	2,275
2024 term loan	19,996	19,750	19,727	19,750
2025 term loan	424,075	428,500	—	—
OP term loan	49,839	50,000	49,762	50,000
4.38% notes due 2023 – net	—	—	349,669	347,998
4.95% notes due 2024 – net	399,494	397,164	398,736	394,256
4.50% notes due 2025 – net	399,017	388,736	398,446	388,920
5.25% notes due 2026 – net	598,377	584,766	597,848	589,104
4.50% notes due 2027 – net	694,936	652,113	693,837	657,468
4.75% notes due 2028 – net	545,672	508,997	544,916	507,425
3.63% notes due 2029 – net	492,797	416,805	491,890	411,090
3.38% notes due 2031 – net	686,725	547,253	685,382	540,386
3.25% notes due 2033 – net	691,195	512,260	690,506	507,976
HUD mortgages – net	269,619	185,705	344,708	266,161
Total	$5,291,272	$4,711,579	$5,286,834	$4,702,055

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Real estate loans receivable: The fair value of the real estate loans receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving credit facility, OP term loan, 2023 term loan, 2024 term loan and 2025 term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.

●	HUD mortgages: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

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

In 2018, Stourbridge Investments LLC, a purported stockholder of the Company, filed a derivative action purportedly on behalf of the Company in the U.S. District Court for the Southern District of New York, alleging violations of Section 14(a) of the Exchange Act and state-law claims including breach of fiduciary duty. The complaint alleges, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna Health Systems (“Orianna”), the alleged non-disclosures that were also the subject of the Securities Class Action described above. The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile.

In 2019, purported stockholder Phillip Swan by his counsel, and stockholders Tom Bradley and Sarah Smith by their counsel, filed derivative actions in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment against the named defendants. The complaints allege, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna. Those actions were consolidated. Prior to filing suit, each of these stockholders had made demands on the Board of Directors in 2018 that the Company bring such lawsuits. After an investigation and due consideration, and in the exercise of its business judgment, the Board of Directors determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the demands.

In addition, in late 2020, Robert Wojcik, a purported shareholder of the Company, filed a derivative action in the U.S. District Court for the District of Maryland, purportedly on behalf of the Company, asserting violations of Section 14(a) of the Exchange Act, Sections 10(b) and 21D of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaint alleges, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna, as well as certain alleged discriminatory conduct and lack of diversity concerning the Company. Wojcik also did not make a demand on the Company prior to filing suit.

The Company and individual defendants have reached an agreement in principle with each of the derivative plaintiffs to resolve these derivative actions, as reflected by written memoranda of understanding. The proposed settlements contemplate the Company’s adoption of certain non-monetary corporate governance enhancements and initiatives. The parties are currently negotiating formal stipulations of settlement that will incorporate the substantive terms of the memoranda of understanding and detail the proposed settlements’ operational terms, which will be subject to court approval. The settlements are without any admission of the allegations in the complaints, which the defendants deny.

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

On or about January 19, 2023, the Debt Holders served a lawsuit against the Omega Obligor in the Superior Court of the State of Delaware (the “Delaware Court”), asserting claims for (i) breach of the instruments evidencing the Subordinated Debt, (ii) declaratory judgment, and (iii) unjust enrichment, all claims that are factually based on the claims that are the subject of Omega Obligor’s suit in the Court and that are now on appeal. On February 8, 2023, Omega Obligor filed a motion to dismiss or, in the alternative, to stay this action pending the outcome of the above-referenced lawsuit in Maryland. On July 10, 2023, the Delaware state court case stayed the proceeding pending further developments in the Maryland litigation. Omega believes that the claims are baseless and is evaluating procedural and substantive legal options in connection with this recently filed suit to the extent the stay is lifted.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of September 30, 2023, our maximum funding commitment under these indemnification agreements was approximately $9.1 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at September 30, 2023, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$194,048
Non-real estate loan commitments	43,143
Other real estate loan commitments	51,003
Construction and capital expenditure mortgage loan commitments	5,946
Total remaining commitments (1)	$294,140
(1)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders – basic	$91,381	$102,274	$187,179	$381,348
Add: net income attributable to OP Units	2,647	2,790	5,462	10,787
Net income available to common stockholders – diluted	$94,028	$105,064	$192,641	$392,135
Denominator:
Denominator for basic earnings per share	245,033	234,788	238,740	236,721
Effect of dilutive securities:
Common stock equivalents	3,825	1,744	2,701	1,138
Noncontrolling interest – Omega OP Units	7,097	6,752	6,974	6,863
Denominator for diluted earnings per share	255,955	243,284	248,415	244,722

Earnings per share – basic:
Net income available to common stockholders	$0.37	$0.44	$0.78	$1.61
Earnings per share – diluted:
Net income available to common stockholders	$0.37	$0.43	$0.78	$1.60

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$554,705	$134,855
Restricted cash	3,212	3,323
Cash, cash equivalents and restricted cash at end of period	$557,917	$138,178

Supplemental information:
Interest paid during the period, net of amounts capitalized	$178,101	$171,057
Taxes paid during the period	$2,120	$4,627

Non-cash investing activities:
Non-cash acquisition of real estate	$—	$(9,818)

Non-cash financing activities:
Non-cash contribution from noncontrolling member of consolidated joint venture	$—	$2,903
Change in fair value of hedges	$4,242	$113,590
Remeasurement of debt denominated in a foreign currency	$283	$(5,462)

NOTE 21 – SUBSEQUENT EVENTS

In October 2023, we acquired one facility in Maryland for $22.5 million and amended a lease with an existing operator to add the acquired facility. The initial annual cash yield is approximately 10%, 2% of which can be deferred and includes annual escalators of 2.5%.

In October 2023, we funded a $29.5 million mortgage loan and a $8.7 mezzanine loan to a new operator for the purpose of acquiring two Pennsylvania facilities. The mortgage loan bears interest at 10% and matures on October 1, 2026. The mezzanine loan bears interest at 7% and matures on October 1, 2028. Interest is payable monthly in arrears for both loans; however, under certain conditions prior to August 31, 2025, the borrower can elect to pay a portion of interest as PIK interest for both loans. The maximum PIK interest allowable under the mortgage loan and mezzanine loan is $3.0 million and $0.6 million, respectively. The loans are secured by first and second mortgage liens on the two facilities.

Subsequent to quarter end, an additional 29 facilities previously leased to LaVie met the criteria to be classified as held for sale. In November 2023, we sold these facilities for $305.2 million in purchase consideration, which consisted of gross cash proceeds of $91.9 million and an aggregate $213.3 million pay-off made by the buyer, on Omega’s behalf, of the outstanding principal and accrued interest on 22 HUD mortgages on the sold properties. Concurrent with the sale, the Company amended the master lease with LaVie to reduce monthly rent to $3.4 million.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the long-term impacts of the COVID-19 pandemic on our business and the business of our operators, including without limitation, the termination of the federally declared public health emergency and related government and regulatory support on May 11, 2023, the levels of staffing shortages, increased costs and decreased occupancy experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) arising from the pandemic, the ability of our operators to comply with infection control and vaccine protocols and to manage facility infection rates or future infectious diseases, and the sufficiency of government support and reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including proposed federal minimum staffing requirements for SNFs that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(7)	the availability and cost of capital to us;
(8)	changes in our credit ratings and the ratings of our debt securities;
(9)	competition in the financing of healthcare facilities;
(10)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates and the impact of inflation;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(17)	our ability to maintain our status as a REIT; and
(18)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	Third Quarter of 2023 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of September 30, 2023, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

We believe these operators were impacted by, among other things, reduced revenue as a result of lower occupancy, increased expenses, uncertainties regarding adequate reimbursement levels, and changes to government and regulatory financial support. The expense increases were offset to some extent by enhanced reimbursement due to skilling in place, which was permitted via waiver during the pandemic, but which was discontinued when the federally declared public health emergency expired on May 11, 2023. We believe the expense increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay and reliance on agency staffing due to labor shortages, as well as implementation of new infection control protocols. In addition, operators who do not achieve full compliance with applicable infection control requirements may face potential survey deficiencies and penalties. At this time, there is uncertainty regarding the ultimate impact of such developments.

We remain cautious as some of these factors may continue to have a significant impact on our operators and their financial conditions, particularly given the staffing shortages that continue to impact our operators’ occupancy levels and profitability, uncertainty as to whether Medicare and Medicaid reimbursement rates will be sufficient to address longer-term cost increases faced by operators, uncertainty regarding the ultimate scope and impact of proposed U.S. federal minimum staffing rules for our industry, factors that may impact future virus transmission in our facilities, including vaccination rates and efficacy of the vaccine for staff members and residents at our facilities and the risk of future infectious diseases or pandemics.

Our facilities, on average, experienced declines, in some cases that were material, in occupancy levels as a result of the pandemic. Occupancy in our facilities has generally improved on average since early 2021; however, average occupancy has not returned to pre-pandemic levels. It remains unclear when and the extent to which demand and occupancy levels will return to pre-COVID-19 levels. We believe these challenges to occupancy recovery may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs.

While substantial government support was allocated to SNFs and to a lesser extent to ALFs in 2020, U.S. federal relief efforts have been limited since 2021 as have been relief efforts in certain states. The additional 6.2% Medicaid Federal Medical Assistance Percentage (the “FMAP”) reimbursement enacted in connection with the pandemic is being phased out in 2023 pursuant to the Consolidated Appropriations Act of 2023. The additional 6.2% FMAP provided some of our operators with significant support, based on the state, and the phase-out of such support may adversely affect their operations to the extent that normal rate setting has not or does not adjust for this phase-out or expenses are not reduced. We believe further government support will be needed to continue to offset these impacts on operators, which could be in the form of direct support or reimbursement rate adjustments to reflect sustained cost changes experienced by operators. It is unclear whether and to what extent such government support or reimbursements will continue to be sufficient and timely to offset these impacts or whether proposed U.S. federal minimum staffing rules for SNFs, if not accompanied by additional government funding, will further increase expenses for our operators.

While certain states have provided pandemic-related relief measures, we expect such state relief measures to be limited going forward. Likewise, while certain states have in the course of routine rate-setting of Medicaid rates addressed inflationary factors and other expense-related items, there can be no assurance that these changes will be sufficient to offset existing increased inflation and expenses or that all states will address these items. See the “Government Regulation and Reimbursement” section for additional information. Further, to the extent the cost and occupancy impacts on our operators do not recover or are not offset by continued government relief or reimbursement rates that are sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, and some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.

There are a number of uncertainties we face as we consider the effects of the industry’s recovery on our business, including how long census disruption and elevated costs will last, the continued management of infectious diseases in our facilities, the extent to which reimbursement increases from the federal government, the states and the U.K. will continue to offset these incremental costs, and lost revenues.

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

We continue to monitor the impacts of other regulatory changes, as discussed below, including any significant limits on the scope of services eligible for reimbursement and on reimbursement rates and fees, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

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

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020, following the World Health Organization's decision to declare COVID-19 a public health emergency of international concern. This declaration, which expired on May 11, 2023, allowed HHS to provide temporary regulatory waivers and new reimbursement rules, such as a temporary increase in the FMAP and other rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. The three-day prior hospital stay waiver was a significant benefit to the skilled nursing industry during the height of the pandemic, as the reimbursement associated with the ability to skill in place helped to offset some of the increased costs connected with managing the pandemic. These regulatory actions contributed to a change in census volumes and skilled nursing mix that may not otherwise have occurred. Following termination of the public health emergency declaration, we believe federal and state regulators have resumed enforcement of those regulations which had been waived or otherwise not been enforced during the public health emergency.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, have had a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s continued effect, including through prolonged labor shortages, slow occupancy recovery, and expense increases, on the Company’s and our operators’ operational and financial performance will depend on future developments, including the recovery in occupancy and availability of labor, the ability of our operators to manage the impact of the termination of public health emergency and temporary relief thereunder, the ultimate scope and impact of proposed federal minimum staffing rules for SNFs, the sufficiency and timeliness of additional governmental relief and reimbursement rate setting in offsetting cost increases, and the continued efficacy of infection control measures, all of which developments and impacts are uncertain and difficult to predict and may continue to adversely impact our business, results of operations, financial condition and cash flows.

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

Additionally, on September 1, 2023, CMS issued proposed rules regarding minimum staffing requirements and increased inspections at nursing homes. Under the proposed rules, nursing homes participating in Medicare and Medicaid would be required to provide residents with a minimum of 0.55 hours of care from a registered nurse per resident per day, and 2.45 hours of care from a nurse aide per resident per day, which CMS estimates exceed existing standards in nearly all states. In addition, nursing homes would be required to ensure a registered nurse is onsite 24 hours per day, seven days per week, and to complete facility assessments on staffing needs. CMS also announced nursing home workforce initiatives, including investing $75 million in financial incentives such as scholarships and tuition reimbursement, as well as Medicaid institutional payment transparency initiatives related to reporting on compensation of workers as a percentage of Medicaid payments. Further, CMS proposed enforcement initiatives, including expanding audits of nursing home data, increasing facility inspections, reviewing related party transactions, regulating certain prescription practices, and addressing nursing home emergency preparedness. CMS proposed that implementation of the final requirements would occur in three phases over a three-year period for urban facilities, with registered nurse availability requirements beginning two years after rule publication and minimum staffing hour requirements beginning three years from publication. For rural facilities, staffing requirements regarding registered nurse availability would begin three years from publication of the final rule and minimum staffing hour requirements would begin five years from rule publication.

It is uncertain when the proposed rules will be finalized and become effective, what the ultimate scope and timing of the staffing requirements will be thereunder, and whether any such requirements will be accompanied by additional funding to offset any increased costs associated with meeting these requirements for our operators. Depending on the ultimate level of staffing required, an unfunded mandate to increase staff in SNFs may have a material and adverse impact on the financial condition of our operators, with CMS estimating that three quarters of nursing homes would have to increase staffing in their facilities under the proposed rules.

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

The CARES Act and American Rescue Plan Act contained several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. While the CARES Act provided for a 6.2% FMAP add-on to the Medicaid program during the public health emergency, only certain states passed on any of this benefit directly to SNF operators either via an enhanced rate or lump sum payments. Additionally, the American Rescue Plan Act provided for a 10% FMAP add-on for state home and community-based service expenditures from April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. Both of these programs came with conditions that states had to meet to be eligible for the FMAP add-on. There may be future initiatives proposed to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care.

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

Payments to providers continue to be increasingly tied to quality and efficiency. The PDPM, which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. CMS has stated that it intended PDPM to be revenue-neutral to operators, with future Medicare reimbursement reductions possible if that was not the case. In April 2022, CMS issued a proposal for comment, which included an adjustment to obtain that revenue neutrality as early as the 2023 rate setting period. After considering the feedback received in the rulemaking cycle, CMS finalized recalibration of the PDPM parity adjustment factor of 4.6% with a two-year phase-in period that would reduce SNF spending by 2.3%, or approximately $780 million, in each of fiscal years 2023 and 2024. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results, though many operators were restricted during the pandemic from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

On May 27, 2020, CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF as a part of the COVID-19 1135 waiver provisions. The COVID-19 1135 waiver provisions also allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services were provided by a physician from an alternate location, effective March 6, 2020 through May 11, 2023, the expiration of the public health emergency. The Consolidated Appropriations Act of 2023 extended the ability of occupational therapists, physical therapists and speech-language pathologists to continue to furnish these services via telehealth and bill as distant site practitioners until the end of 2024.

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

Third Quarter of 2023 and Recent Highlights

Investments

●	During the three and nine months ended September 30, 2023, we acquired 15 facilities and 26 facilities for aggregate consideration of $55.1 million and $210.0 million, respectively. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 8% and 10.2%.
●	We invested $24.5 million and $52.4 million under our construction in progress and capital improvement programs during the three and nine months ended September 30, 2023, respectively.

●	We financed $26.2 million and $110.1 million of new real estate loans with a weighted average interest rate of 12.0% and 11.3% during the three and nine months ended September 30, 2023, respectively. We also advanced $2.8 million and $19.0 million under existing real estate loans during the three and nine months ended September 30, 2023, respectively.

Dispositions and Impairments

●	During the three and nine months ended September 30, 2023, we sold 25 facilities (25 SNFs) and 37 facilities (35 SNFs, one ILF and one medical office building) for approximately $199.0 million and $261.3 million in net cash proceeds, recognizing net gains of approximately $44.1 million and $70.0 million, respectively. These amounts include $100.3 million in net cash proceeds and a $50.2 million gain recognized on the sale of 11 facilities previously leased to LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care), related to a December 2022 transaction that did not meet the contract criteria to be recognized under ASC 610-20 at the legal sale date. See Note 3 – Assets Held for Sale, Dispositions and Impairments for additional information.
●	During the three and nine months ended September 30, 2023, we recorded impairments on 19 facilities and 25 facilities of approximately $27.9 million and $88.0 million, respectively. Of the $88.0 million recorded impairment, $85.4 million related to 23 facilities that were classified as held for use for which the carrying values exceeded the estimated fair values, and $2.6 million related to two held for sale facilities for which it was determined that the carrying value exceeded the fair value less costs to sell.

Financing Activities

●	During the three and nine months ended September 30, 2023, we sold 4.0 million and 10.7 million shares of common stock under our $1.0 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $126.3 million and $330.2 million, respectively.
●	On August 1, 2023, the Company repaid its $350 million of 4.375% senior notes that matured on August 1, 2023 using available cash.
●	On August 8, 2023, the Company entered into a credit agreement (the “2025 Omega Credit Agreement”) providing it with a new $400 million senior unsecured term loan facility (the “2025 Term Loan”). The 2025 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $500 million, by requesting an increase in the aggregate commitments under the 2025 Term Loan. The 2025 Term Loan bears interest at SOFR plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit rating. The 2025 Term Loan matures on August 8, 2025, subject to Omega’s option to extend such maturity date for two sequential 12-month periods. On September 27, 2023, Omega exercised the accordion feature to increase the aggregate commitment under the 2023 Term Loan by $28.5 million. We recorded $3.3 million of deferred financing costs and a $1.4 million discount in connection with the 2025 Omega Credit Agreement.
●	During the third quarter of 2023, we entered into 11 interest rate swaps with a notional amount of $428.5 million that terminate on August 6, 2027. These interest rate swaps are designated as hedges against our exposure to changes in interest payment cash flows as a result of the variable interest rate on the 2025 Term Loan. The interest rate swap contracts effectively convert our 2025 Term Loan to an aggregate fixed rate of approximately 5.597% through its maturity.

Other Highlights

●	We made $16.9 million and $89.4 million of new non-real estate loans with a weighted average interest rate of 10.1% and 10.2% during the three and nine months ended September 30, 2023, respectively. We also advanced $13.7 million and $18.7 million under existing non-real estate loans during the three and nine months ended September 30, 2023, respectively.

Collectibility Issues

●	During the nine months ended September 30, 2023, we placed two new operators, which Omega has not previously had relationships with prior to the second quarter of 2023, on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. The new lease agreements with each of these operators were executed in the second quarter of 2023 as part of transitions of facilities from other operators, and we placed them on a cash basis concurrent with the respective lease commencement dates, so there were no straight-line rent write-offs associated with moving these operators to cash basis. During the nine months ended September 30, 2023, we transitioned the portfolios of four cash basis operators with an aggregate of 48 facilities to leases with operators on a straight-line basis of revenue recognition. As of September 30, 2023, 18 operators are on a cash basis. These operators represent an aggregate 25.1% and 32.8% of our total revenues (excluding the impact of write-offs) for the nine months ended September 30, 2023 and 2022, respectively.
●	During the nine months ended September 30, 2023, we allowed nine operators to defer $35.0 million in aggregate of contractual rent and interest. The deferrals primarily related to the following operators: LaVie ($19.0 million), Healthcare Homes Limited ($8.2 million), Agemo Holdings, LLC (“Agemo”) ($1.9 million) and Maplewood Senior Living (along with affiliates, “Maplewood”) ($1.3 million). Additionally, we allowed six operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the nine months ended September 30, 2023. The total collateral applied to contractual rent and interest was $11.4 million for the nine months ended September 30, 2023.
●	In the first quarter of 2023, Omega and Agemo, a cash basis operator, entered into a restructuring agreement, an amended and restated master lease and a new loan agreement for two replacement loans. As part of the restructuring agreement and related agreements, Omega agreed to, among other things, forgive and release Agemo from previously written off past due rent and interest obligations, with contractual rent and interest scheduled to resume on April 1, 2023, reduce monthly contractual base rent from $4.8 million to $1.9 million, extend the initial Agemo lease term to December 31, 2036 and modify the existing Agemo loans into two replacement loans. Agemo resumed making contractual rent payments during the second quarter of 2023 in accordance with the restructuring terms discussed above. Agemo is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $5.8 million and $11.6 million for the three and nine months ended September 30, 2023, respectively, for the contractual rent payments that were received. Additionally, Agemo’s loans are on non-accrual status and are being accounted for under the cost recovery method, so the $1.2 million and $2.0 million of interest payments that we received during the three and nine months ended September 30, 2023, respectively, were applied directly against the principal balance outstanding.

●	During 2023, we continued the process of restructuring our portfolio with LaVie by amending the lease agreements with LaVie to allow for a partial rent deferral for the first four months of 2023, transitioning two facilities previously subject to the master lease with LaVie to another operator during the second quarter of 2023 and selling seven facilities previously subject to the master lease with LaVie to a third party during the third quarter of 2023. LaVie elected to defer $19.0 million of contractual rent from January 2023 through April 2023. In the third quarter of 2023, LaVie paid $7.4 million of contractual rent, a short pay of $13.3 million of the $20.7 million due under its lease agreement. As LaVie is on a cash basis of revenue recognition, only the $7.4 million and $31.7 million of contractual rent payments that we received from LaVie were recorded as rental income during the three and nine months ended September 30, 2023, respectively. Subsequent to quarter end, an additional 29 facilities previously leased to LaVie met the criteria to be classified as held for sale. In November 2023, we sold these facilities for $305.2 million in purchase consideration, which consisted of gross cash proceeds of $91.9 million and an aggregate $213.3 million pay-off made by the buyer, on Omega’s behalf, of the outstanding principal and accrued interest on 22 HUD mortgages on the sold properties. Concurrent with the sale, the Company amended the master lease with LaVie to reduce monthly rent to $3.4 million.
●	In the first quarter of 2023, we entered into a restructuring agreement, master lease amendments and loan amendments with Maplewood, a cash basis operator. As part of the restructuring agreement and related agreements, Omega agreed to, among other things, extend the maturity date of the master lease to December 2037, fix contractual rent at $69.3 million per annum and defer the 2.5% annual escalators under our lease agreement through December 31, 2035, pay a $12.5 million option termination fee to Maplewood, extend the maturity date of the secured revolving credit facility to June 2035, increase the capacity of the secured revolving credit facility to $320.0 million and convert the 7% per annum cash interest due on the secured revolving credit facility to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, and 4% cash interest and 3% PIK interest in 2025 and through the maturity date. Additionally, we agreed to reduce Maplewood’s share of any future potential sales proceeds (in excess of our gross investment) by the unpaid deferred rent balance, the $22.5 million of capital expenditures granted through the restructuring agreement and the $12.5 million option termination fee payment. Maplewood short-paid the contractual rent amount due under its lease agreement by $1.0 million in June 2023, and continued to short-pay the contractual rent amount due under its lease agreement by $1.0 million for each month during the third quarter of 2023. During the third quarter of 2023, we applied $3.0 million of Maplewood’s security deposit toward the unpaid portion of rent for June 2023 through August 2023. Following the application of the security deposit in the third quarter of 2023, we had a $1.8 million security deposit remaining as of September 30, 2023, which can be applied to future rent shortfalls. In October 2023, Maplewood short-paid the contractual rent amount due under its lease agreement by $1.0 million. We continue to take actions to preserve our rights and are in discussions with Maplewood to address the deficiency. We have recorded $17.3 million and $50.9 million of revenue related to Maplewood for the three and nine months ended September 30, 2023, respectively, for the contractual rent and interest payments that we received and through the application of Maplewood’s security deposit. The $12.5 million option termination fee payment made in the first quarter of 2023 in connection with the restructuring agreement was accounted for as a lease inducement. As Maplewood is on a cash basis of revenue recognition, the inducement was immediately derecognized and recorded as a reduction to the $50.9 million of rental income recognized for the nine months ended September 30, 2023.
●	In August and September 2023, Guardian, an operator that was already on a cash basis of revenue recognition, did not pay its contractual amounts due under its lease agreement. During the third quarter of 2023, we applied $2.9 million of Guardian’s security deposit to fund the unpaid rent. As Guardian is on a cash basis of revenue recognition, we recorded rental income of $4.4 million for the three months ended September 30, 2023 for the contractual rent payments that were received from Guardian and through the application of Guardian’s security deposit. Following the application of the security deposit in the third quarter of 2023, we had a $4.4 million security deposit remaining as of September 30, 2023, which can be applied to future rent shortfalls. We are in discussions to sell or release to another operator the facilities included in Guardian’s master lease. In October 2023, Guardian did not pay the contractual rent amount due under its lease agreement of $1.5 million.

Dividends

●	On October 20, 2023, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on November 15, 2023 to stockholders of record as of the close of business on October 31, 2023.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
Revenues:
Rental income	$209,948	$207,588	$2,360	$618,126	$635,899	$(17,773)
Income from direct financing leases	254	256	(2)	762	768	(6)
Interest income	30,623	31,344	(721)	88,275	93,861	(5,586)
Miscellaneous income	1,207	242	965	3,258	2,866	392
Expenses:
Depreciation and amortization	80,798	82,709	(1,911)	244,008	248,668	(4,660)
General and administrative	20,287	18,242	2,045	62,971	53,402	9,569
Real estate taxes	3,892	4,175	(283)	11,814	11,495	319
Acquisition, merger and transition related costs	121	185	(64)	1,183	5,658	(4,475)
Impairment on real estate properties	27,890	10,015	17,875	87,992	21,221	66,771
Provision for credit losses	2,733	4,106	(1,373)	11,643	4,367	7,276
Interest expense	58,778	58,238	540	176,100	174,755	1,345
Other income (expense):
Other income (expense) – net	5,402	(176)	5,578	9,151	(5,038)	14,189
Loss on debt extinguishment	—	(376)	376	(6)	(389)	383
Gain on assets sold – net	44,076	40,930	3,146	69,956	179,747	(109,791)
Income tax expense	(1,758)	(1,191)	(567)	(2,092)	(3,535)	1,443
(Loss) income from unconsolidated joint ventures	(1,345)	4,117	(5,462)	555	7,522	(6,967)

Three Months Ended September 30, 2023 and 2022

Revenues

  The following is a description of certain of the changes in revenues for the three months ended September 30, 2023 compared to the same period in 2022:

●	The increase in rental income was primarily the result of (i) a $7.7 million increase related to facility acquisitions made throughout 2022 and 2023, (ii) a $6.0 million increase as a result of a net decrease in straight-line rent receivable write-offs in the third quarter of 2023, (iii) a $4.5 million net increase related to impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators, and sales and (iv) a $2.8 million increase due to higher capital expenditure rent and the impact of lease extensions with existing operators, partially offset by a $19.8 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators.

●	The decrease in interest income was primarily due to (i) a $5.1 million decrease related to loans placed on non-accrual status, primarily the LaVie loans and the Maplewood loan, in which we have recognized less interest income period over period as a result of receiving less cash payments or the loans converting to PIK interest and (ii) a $1.4 million decrease related to early principal payments on our loans during 2022 and 2023, partially offset by a $5.8 million increase related to new and refinanced loans and additional fundings to existing operators made throughout 2022 and 2023. As noted above, during the three months ended September 30, 2023, we funded $29.0 million in new or existing real estate loans and $30.6 million in new or existing non-real estate loans.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended September 30, 2023 compared to the same period in 2022:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.
●	The increase in general and administrative (“G&A”) expense primarily relates to a $2.0 million increase in stock-based compensation expense.
●	The 2023 impairments were recognized in connection with 19 held for use facilities for which the carrying value exceeded the fair value. The 2022 impairments were recognized in connection with four held for use facilities for which the carrying value exceeded the fair value. The 2023 and 2022 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in provision for credit losses primarily relates to a net decrease in aggregate specific provisions recorded during the third quarter of 2023 compared to specific provisions recorded during the same period in 2022, partially offset by increases in the general reserve recorded primarily resulting from increases in loan balances and increases in loss rates utilized in the estimate of expected credit losses for loans.

Other Income (Expense)

The change in total other income (expense) was primarily due to (i) a $5.6 million change in other income (expense) – net primarily related to a legal reserve recorded during the second quarter of 2022 that was settled in the fourth quarter of 2022 and increased interest on short-term investments due to increased interest rates and increased cash balances and (ii) a $3.1 million increase in gain on assets sold related to the sale of 25 facilities in the third quarter of 2023 compared to the sale of four facilities during the same period in 2022.

(Loss) income from unconsolidated joint ventures

The change in (loss) income from unconsolidated joint ventures was primarily due to higher interest rates on outstanding debt and fair value adjustments on derivative instruments within our Cindat Joint Venture.

Nine Months Ended September 30, 2023 and 2022

Revenues

  The following is a description of certain of the changes in revenues for the nine months ended September 30, 2023 compared to the same period in 2022:

●	The decrease in rental income was primarily the result of a $66.4 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators, along with a one-time option termination payment of $12.5 million to Maplewood that was recorded as a reduction to rental income during the second quarter of 2023. The overall decrease in rental income was partially offset by (i) a $18.9 million increase related to facility acquisitions made throughout 2022 and 2023, (ii) a $18.6 million increase as a result of fewer straight-line rent receivable write-offs throughout 2023, (iii) a $8.1 million net increase related to impact of facility transition, primarily from non-paying cash basis operators to straight-line basis operators, and sales and (iv) a $2.2 million net increase due to higher capital expenditure rent and the impact of lease extensions with existing operators, along with other movements.
●	The decrease in interest income was primarily due to (i) a $12.6 million decrease related to loans placed on non-accrual status, primarily the LaVie loans and Maplewood loan, in which we have recognized less interest income period over period as a result of receiving less cash payments or the loans converting to PIK interest and (ii) a $10.8 million decrease related to early principal payments on our mortgage loans with Ciena Healthcare during 2022 and the pay-off of other loans during 2022 and 2023, partially offset by a $17.7 million increase related to new and refinanced loans and additional fundings to existing operators made throughout 2022 and 2023. As noted above, during the nine months ended September 30, 2023, we funded $129.1 million in new or existing real estate loans and $108.1 million in new or existing non-real estate loans.

Expenses

The following is a description of certain of the changes in our expenses for the nine months ended September 30, 2023 compared to the same period in 2022:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.
●	The increase in G&A expense primarily relates to (i) a $5.8 million increase in stock-based compensation expense and (ii) a $2.1 million increase in payroll and benefits.
●	The decrease in acquisition, merger and transition related costs primarily relates to costs incurred related to the transition of facilities with troubled operators.
●	The 2023 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and 23 held for use facilities for which it was determined that the carrying value exceeded the fair value. The 2022 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and eight held for use facilities for which the carrying value exceeded the fair value. The 2023 and 2022 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in provision for credit losses primarily relates to increases in the general reserve recorded primarily resulting from increases in loan balances and increases in loss rates utilized in the estimate of expected credit losses for loans, partially offset by a net decrease in aggregate specific provisions recorded during the third quarter of 2023 compared to specific provisions recorded during the same period in 2022.

Other Income (Expense)

The change in total other income (expense) was primarily due to (i) a $109.8 million increase in gain on assets sold related to the sale of 37 facilities in the nine months ended September 30, 2023 compared to the sale of 44 facilities, primarily associated with our exit of the facilities associated with Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”), during the same period in 2022 and (ii) a $14.2 million change in other income (expense) – net primarily related to a legal reserve recorded during the second quarter of 2022 that was settled in the fourth quarter of 2022 and increased interest on short-term investments due to increased interest rates and increased cash balances.

Income Tax Expense

The change in income tax expense was primarily due to adjustments made to our deferred tax assets and liabilities in 2023 as a result of the majority of our U.K. portfolio entering into the U.K. REIT regime effective April 1, 2023.

(Loss) income from unconsolidated joint ventures

The change in (loss) income from unconsolidated joint ventures was primarily due to higher interest rates on outstanding debt and fair value adjustments on our derivative instruments within our Cindat Joint Venture.

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

The following table presents our Nareit FFO results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net income (1)	$93,908	$105,064	$192,274	$392,135
Deduct gain from real estate dispositions	(44,076)	(40,930)	(69,956)	(179,747)
Deduct gain from real estate dispositions - unconsolidated joint ventures	—	(346)	—	(93)
	49,832	63,788	122,318	212,295
Elimination of non-cash items included in net income:
Depreciation and amortization	80,798	82,709	244,008	248,668
Depreciation – unconsolidated joint ventures	2,514	2,627	7,941	8,258
Add back impairments on real estate properties	27,890	10,015	87,992	21,221
Nareit FFO	$161,034	$159,139	$462,259	$490,442
(1)	The three and nine months ended September 30, 2023 includes the application of $5.9 million and $11.4 million, respectively, of security deposits (letter of credit and cash deposits) in revenue. The three and nine months ended September 30, 2022 includes the application of $5.3 million and $9.4 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest receipts, existing availability under our revolving credit facility, proceeds from our DRCSPP and the ATM Program, facility sales, and proceeds from real estate loan and non-real estate loan payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), real estate loan and non-real estate loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At September 30, 2023, we had total assets of $9.4 billion, total equity of $3.9 billion and total debt of $5.3 billion in our consolidated financial statements, with such debt representing approximately 58.0% of total capitalization.

Debt

At September 30, 2023 and December 31, 2022, the weighted average annual interest rate of our debt was 4.3% and 4.1%, respectively. Additionally, as of September 30, 2023, 99% of our debt with outstanding principal balances has fixed interest payments. Our high percentage of fixed interest debt has kept our interest expense relatively flat year over year despite rising interest rates. As of September 30, 2023, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving credit facility accrues interest and fees at a rate per annum equal to LIBOR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our revolving credit facility.

On August 8, 2023, Omega entered into the 2025 Omega Credit Agreement providing us with the 2025 Term Loan. The 2025 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $500 million, by requesting an increase in the aggregate commitments under the 2025 Term Loan. The 2025 Term Loan bears interest at SOFR plus 145 basis points, based on our current credit rating. The 2025 Term Loan matures on August 8, 2025, subject to Omega’s option to extend such maturity date for two sequential 12-month periods. On September 27, 2023, Omega exercised the accordion feature to increase the aggregate commitment under the 2023 Term Loan by $28.5 million. We recorded $3.3 million of deferred financing costs and a $1.4 million discount in connection with the 2025 Omega Credit Agreement.

In August 2023, we entered into ten interest rate swaps with $400.0 million in notional value. The swaps are effective August 14, 2023 and terminate on August 6, 2027. These interest rate swaps are designated as hedges against our exposure to changes in interest payment cash flows as a result of the variable interest rate on the 2025 Term Loan. The interest rate swap contracts effectively convert our $400.0 million 2025 Term Loan to an aggregate fixed rate of approximately 5.565% through its maturity. In September 2023, in connection with the exercise of the accordion feature on the 2025 Term Loan, we entered into one additional interest rate swap with $28.5 million in notional value to hedge the additional $28.5 million under the 2025 Term Loan. This swap is effective September 29, 2023 and terminates on August 6, 2027. These 11 interest rate swap contracts effectively convert our $428.5 million 2025 Term Loan to a new combined aggregate fixed rate of approximately 5.597% through its maturity. The effective fixed rate achieved by the combination of the 2025 Omega Credit Agreement and the interest rate swaps could fluctuate up by 40 basis points or down by 60 basis points based on future changes to our credit ratings.

As of September 30, 2023, we have $400 million of 4.95% senior notes due April 2024. As of September 30, 2023, we had approximately $554.7 million of cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2023, we had $1.4 billion of availability under our revolving credit facility. As discussed below, we also have $716.1 million of potential sales remaining under the ATM Program. This combination of liquidity sources, along with cash from operating activities, provides us with flexibility to repay the senior notes due in April 2024.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2023 and December 31, 2022, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued approximately $4.6 billion aggregate principal of senior notes outstanding at September 30, 2023 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

The U.S. Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities, such as our senior notes. As a result of these amendments, registrants are permitted to provide certain alternative financial and non-financial disclosures, to the extent material, in lieu of separate financial statements for subsidiary issuers and guarantors of registered debt securities. Accordingly, separate consolidated financial statements of Omega OP have not been presented. Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under our outstanding senior notes, revolving credit facility and term loans) and their investments in non-guarantor subsidiaries.

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of September 30, 2023, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At September 30, 2023, we had approximately 245.0 million shares of common stock outstanding, and our shares had a market value of $8.1 billion. The following is a summary of activity under our equity programs during the three and nine months ended September 30, 2023:

●	We issued 0.5 million and 7.0 million shares of common stock under our ATM Program for aggregate gross proceeds of $14.4 million and $213.8 million during the three and nine months ended September 30, 2023, respectively. We did not utilize the forward provisions under the ATM Program.
●	We issued 3.5 million and 3.7 million shares of common stock under the DRCSPP during the three and nine months ended September 30, 2023, respectively. Aggregate gross proceeds from these sales were $111.9 million and $116.4 million during the three and nine months ended September 30, 2023, respectively.
●	We did not repurchase any shares of our outstanding common stock under the $500 Million Stock Repurchase Program. We have $357.8 million remaining authorized for repurchases under the $500 Million Stock Repurchase Program as of September 30, 2023.

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

For the nine months ended September 30, 2023, we paid dividends of approximately $479.3 million to our common stockholders. On February 15, 2023, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 6, 2023. On May 15, 2023, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on May 1, 2023. On August 15, 2023, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on July 31, 2023.

Material Cash Requirements

During the nine months ended September 30, 2023, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of September 30, 2023, we had $200.0 million of commitments to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. Additionally, we have commitments to fund $51.0 million of advancements under existing other real estate loans and $43.1 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

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

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $557.9 million as of September 30, 2023, an increase of $257.3 million as compared to the balance at December 31, 2022. The following is a summary of our sources and uses of cash flows for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$452,756	$472,045	$(19,289)
Investing activities	(112,094)	272,421	(384,515)
Financing activities	(83,521)	(627,474)	543,953

The following is a discussion of changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Operating Activities – The decrease in net cash provided by operating activities is driven primarily by a decrease of $2.8 million of net income, net of $197.1 million of non-cash items, primarily due to a year over year reduction in rental income and interest income, as discussed in our material changes analysis under Results of Operations above. A $16.5 million change in the net movements of the operating assets and liabilities also contributed to the overall decrease in cash provided by operating activities.

Investing Activities – The change in cash used in investing activities primarily related to (i) a $177.0 million decrease in proceeds from the sales of real estate investments driven by the sale of the Gulf Coast facilities in the first quarter of 2022, (ii) a $130.8 million decrease in loan repayments, net of placements due to significant paydowns on the Ciena Healthcare mortgage loans and other loans during 2022, (iii) a $69.9 million increase in real estate acquisitions and (iv) a $12.1 million increase in investments in unconsolidated joint ventures primarily related to the four new joint venture investments in the second and third quarters of 2023 and (v) a $1.9 million increase in capital improvements to real estate investments and construction in progress, partially offset by (i) a $5.4 million increase in receipts from insurance proceeds and (ii) a $1.7 million increase in distributions from unconsolidated joint ventures in excess of earnings.

Financing Activities – The decrease in cash used in financing activities primarily related to (i) a $321.9 million increase in net proceeds from issuance of common stock, (ii) a $142.3 million decrease in repurchases of shares of common stock, (iii) a $92.6 million increase in proceeds from derivative instruments as a result of the termination of our forward starting swaps in the second quarter of 2023 and (iv) a $9.6 million decrease in redemptions of Omega OP units, partially offset by (i) a $10.2 million decrease in proceeds from long-term borrowings, net of repayments due to higher cash balances in the third quarter of 2023 as a result of common stock issuances, the termination of the forward starting swaps and significant facility sale proceeds received in 2022 and 2023, (ii) a $5.3 million increase in distributions to Omega OP Unit holders, (iii) a $3.7 million increase in dividends paid primarily related to share issuances during 2023 and (iv) a $2.9 million increase in payment of financing related costs related to the Company entering into the 2025 Term Loan during the third quarter of 2023.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2023, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In connection with the preparation of our Form 10-Q as of and for the quarter ended September 30, 2023, management evaluated the effectiveness of the design and operation of the disclosure controls and procedures of the Company as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures of the Company were effective at a reasonable assurance level as of September 30, 2023.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended September 30, 2023, Omega did not issue any shares of our common stock in exchange for Omega OP Units.

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

During the third quarter of 2023, we did not repurchase any shares of our outstanding common stock.

Item 6–Exhibits

Exhibit No.
10.1

Credit Agreement, dated as of August 8, 2023, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 11, 2023).

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
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: November 3, 2023	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: November 3, 2023	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer