Form 10-K
period 2023-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2024-02-12
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☒ No ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common stock Omega Healthcare Investors, Inc. held by non-affiliates was $7,396,024,716 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $28.19 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 6, 2024, there were 245,302,608 shares of Omega Healthcare Investors, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023, is incorporated by reference in Part III herein.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to this Annual Report on Form 10-K;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the long-term impacts of the COVID-19 pandemic on our business and the business of our operators, including the levels of staffing shortages, increased costs and decreased occupancy experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) arising from the pandemic, the ability of our operators to comply with infection control and vaccine protocols and to manage facility infection rates or future infectious diseases, and the sufficiency of government support and reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including proposed federal minimum staffing requirements for SNFs that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets;
(7)	the availability and cost of capital to us;
(8)	changes in our credit ratings and the ratings of our debt securities;
(9)	competition in the financing of healthcare facilities;
(10)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates and the impact of inflation;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	the potential impact of changes in the SNF and ALF markets or local real estate conditions on our ability to dispose of assets held for sale for the anticipated proceeds or on a timely basis, or to redeploy the proceeds therefrom on favorable terms;
(17)	our ability to maintain our status as a REIT; and
(18)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

PART I

Item 1 – Business

Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”), which investments comprise our one reportable segment. Omega became a publicly traded company listed on the New York Stock Exchange in 1992. Our primary objective is to provide strong returns to our investors, while serving as the preferred capital partner to our healthcare operating companies and affiliates (collectively, our “operators”) so they can concentrate on providing a high level of care for their resident-patients.

Parent, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). As of December 31, 2023, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

As healthcare delivery continues to evolve, we continuously evaluate potential investments, as well as our assets, operators and markets to position our portfolio for long-term success. As part of our evaluation, we may sometimes consider selling or transitioning assets that do not meet our portfolio criteria.

We prefer to invest in fee simple ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures, such as mortgages, other real estate loans and investments in joint ventures. While the market for long-term care real estate acquisitions in the U.S. remained competitive in 2023, we continued to seek and identify selective investments that are accretive to our portfolio. In addition to our U.S.-based investments, we expect to continue to pursue investments in alternative jurisdictions such as the U.K. As part of our continuous evaluation of our portfolio and in connection with certain operator workout transactions, we expect to continue to opportunistically sell assets, or portfolios of assets, from time to time. In addition, as the long-term care industry evolves and adapts to new protocols, we have made and may continue to make select ancillary investments in companies that enhance the technology and infrastructure of long-term care providers and our operators.

We typically seek substantial liquidity deposits, covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate and/or personal guarantees for our investments when appropriate.

The following summarizes our primary investment structures. The average annualized yields described below reflect obligations under existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of December 31, 2023, set forth below, are not necessarily indicative of future yields, which may be lower.

Real Estate Assets & Leases

Our real estate assets are primarily comprised of land, buildings and improvements and any furniture and equipment contained within our facilities. Substantially all of our leases are triple-net operating leases and require the operator to pay rent and all additional charges incurred in the operation of the leased facility. At December 31, 2023, we had one direct financing lease. Our triple-net operating leases typically range from 5 to 15 years, plus renewal options. Our leases generally provide for minimum annual rents that are subject to annual escalators. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. At December 31, 2023, our average annualized yield from operating leases was approximately 9.4%. At December 31, 2023, approximately 82% of our operating leases have initial lease terms expiring after 2028. The majority of our leased real estate properties are leased under provisions of master lease agreements that govern more than one facility, and to a lesser extent, we lease facilities under single facility leases. Under our master leases, our operators are required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Certain of our leases also contain operator purchase options or landlord put options.

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

Real Estate Loans

Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in, the related properties. Our real estate loans typically have a fixed interest rate for the loan term. We enter into real estate loans for existing facilities and for the construction of facilities. At December 31, 2023, our average annualized yield on these investments was approximately 10.2%. At December 31, 2023, approximately 69.6% of our real estate loans have initial terms that expire after 2028.

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

Non-Real Estate Loans

Our portfolio includes non-real estate loans to our operators, their principals and/or asset purchasers. We make non-real estate loans on a limited basis, in connection with managing our overall credit risk. These loans may be either unsecured or secured by the collateral of the borrower and are typically short-term in nature. Collateral under secured non-real estate loans typically consists of the working capital of operator entities, personal guarantees or assets of the individual obligor. At December 31, 2023, our average annualized yield on these investments was approximately 8.1%. At December 31, 2023, approximately 31.1% of our non-real estate loans have initial terms that expire after 2028.

Portfolio and Investment Summary

As of December 31, 2023, our portfolio of real estate investments included 891 healthcare facilities that are operated by 74 third-party operators in 42 states and the U.K. and that consists of the following:

●	real estate assets, subject to operating leases, that include 591 SNFs, 188 ALFs, 19 ILFs, 19 specialty facilities and one MOB;
●	an investment in a direct financing lease on one SNF;
●	real estate loans, including first lien mortgages, on 45 SNFs, seven ALFs, two specialty facilities and one ILF; and
●	17 facilities held for sale.

We also maintain investments in unconsolidated joint ventures that hold 5 SNFs, 64 ALFs and two specialty facilities.

Included below is a summary of our total investment assets, excluding accumulated depreciation, as of December 31, 2023 and 2022 (dollars in thousands):

	As of December 31,
	2023	2022
Real estate assets:
Real estate assets	$8,334,744	$8,860,264
Investments in direct financing leases – net	8,716	8,503
Real estate loans receivable – net	1,212,162	1,042,731
Investments in unconsolidated joint ventures	188,409	178,920
Assets held for sale	93,707	9,456
Total real estate investments	9,837,738	10,099,874
Non-real estate loans receivable – net	275,615	225,281
Total investments	$10,113,353	$10,325,155

Revenues

The following table summarizes our revenues by investment category for 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Real estate related income:
Rental income	$825,380	$750,208	$923,677
Income from direct financing leases	1,014	1,023	1,029
Real estate loans interest income	97,766	110,322	123,649
Total real estate related revenues	924,160	861,553	1,048,355
Non-real estate loans interest income	22,122	13,597	12,733
Miscellaneous income	3,458	3,094	1,721
Total revenues	$949,740	$878,244	$1,062,809

The table set forth in Item 2 – Properties contains additional information regarding the geographic concentration of our facilities and investments as of December 31, 2023.

Borrowing Policies

We generally attempt to match the maturity of our indebtedness with the maturity of our investment assets and employ long-term, fixed-rate debt to the extent practicable in view of market conditions in existence. We may use the proceeds of new indebtedness to finance our investments in additional healthcare facilities. In addition, we may invest in properties subject to existing loans, secured by mortgages, deeds of trust or similar liens on properties.

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

Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, our financial condition, construction and renovation costs, existing laws and regulations, new legislation, healthcare trends and population trends.

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

The COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (“HHS”) in January 2020, and which expired on May 11, 2023, allowed HHS to provide temporary regulatory waivers and new reimbursement rules, such as a temporary increase in the Medicaid Federal Medical Assistance Percentage and other rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. The three-day prior hospital stay waiver was a significant benefit to the skilled nursing industry during the height of the pandemic, as the reimbursement associated with the ability to skill in place helped to offset some of the increased costs connected with managing the pandemic. These regulatory actions contributed to a change in census volumes and skilled nursing mix that may not otherwise have occurred. Following the termination of the public health emergency declaration, we believe federal and state regulators have resumed enforcement of those regulations which were waived or otherwise not enforced during the public health emergency.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, have had a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s continued effect, including through prolonged labor shortages, slow occupancy recovery and expense increases, on the Company’s and our operators’ operational and financial performance will depend on future developments, including the recovery in occupancy and availability of labor, the ultimate scope and impact of proposed federal minimum staffing rules for SNFs, the sufficiency and timeliness of additional governmental relief and reimbursement rate setting in offsetting cost increases, and the continued efficacy of infection control measures, all of which are uncertain and difficult to predict and may continue to adversely impact our business, results of operations, financial condition and cash flows.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. In addition to quality and value-based reimbursement reforms, the U.S. Centers for Medicare and Medicaid Services (“CMS”) has implemented a number of initiatives focused on the reporting of certain facility specific quality of care indicators that could affect our operators, including publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under the CMS “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. These rating changes have impacted referrals to SNFs, and it is possible that changes to this system or other ranking systems could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters. SNFs are required to comply with new reporting requirements, effective as of January 16, 2024, relating to ownership by and affiliations with private equity firms and REITs, as well as provide information for the CMS Nursing Home Care Compare website regarding staffing and quality measures. Any of these reporting requirements may impact occupancy at our properties and our business, results of operations, financial condition and cash flows.

The following is a discussion of certain U.S. laws and regulations generally applicable to our operators, and in certain cases, to us.

Reimbursement Changes Related to COVID-19:

U.S. Federal Stimulus Funds and Financial Assistance for Healthcare Providers. In response to the pandemic, Congress enacted a series of economic stimulus and relief measures. The CARES Act and related legislation authorized distributions of approximately $185 billion to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that were attributable to coronavirus. In addition, federal legislation made other forms of financial assistance available to healthcare providers, which impacted our operators to varying degrees. We do not expect our operators will receive any additional funding from HHS in connection with the pandemic, although certain of our operators continue to receive distributions at the state level from funding appropriated under the CARES Act and the American Rescue Plan Act of 2021.

Among these forms of financial assistance, on March 18, 2020, the Families First Coronavirus Response Act  (“FFCRA”) was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (the “FMAP”) reimbursement, which was phased out as of December 31, 2023 following the expiration of the public health emergency on May 11, 2023. In exchange for receiving the enhanced federal funding, the FFCRA included a requirement that Medicaid programs keep beneficiaries enrolled through the end of the month in which the public health emergency terminated. However, Congress decoupled the Medicaid continuous enrollment from the public health emergency and terminated this provision effective March 31, 2023. Beginning April 1, 2023, states that complied with federal rules regarding beneficiary renewals were eligible to begin the phase-down of the enhanced federal funding according to the following schedule: 6.2 percentage points through March 2023; 5 percentage points through June 2023; 2.5 percentage points through September 2023 and 1.5 percentage points through December 2023. Following termination of the continuous enrollment provision, total Medicaid enrollment, which had grown substantially during the pandemic, has declined.

The Budget Control Act of 2011 established a Medicare Sequestration of 2%, which is an automatic reduction of certain federal spending as a budget enforcement tool. Originally, the sequester was intended to be in effect from FY 2013 to FY 2021. However, most recently, the Infrastructure Investment and Jobs Act extended the sequester through FY 2031. The full 2% Medicare sequestration went into effect as of July 1, 2022 and gradually increases to 4% from 2030 through 2031.

Quality of Care Initiatives and Additional Requirements Related to COVID-19.  In addition to COVID-19 reimbursement changes, several regulatory initiatives announced from 2020 to 2022 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In addition, the CMS Nursing Home Care Compare website and the Five Star Quality Rating System were updated to include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Additionally, on September 1, 2023, CMS issued proposed rules regarding minimum staffing requirements and increased inspections at nursing homes. Under the proposed rules, nursing homes participating in Medicare and Medicaid would be required, in a phased in approach described below, to provide residents with a minimum of 0.55 hours of care from a registered nurse per resident per day, and 2.45 hours of care from a nurse aide per resident per day, which CMS estimates exceed existing standards in nearly all states. In addition, nursing homes would be required to ensure a registered nurse is onsite 24 hours per day, seven days per week, and to complete facility assessments on staffing needs. CMS also announced certain nursing home workforce initiatives, including investing $75 million in financial incentives such as scholarships and tuition reimbursement, as well as Medicaid institutional payment transparency initiatives related to reporting on compensation of workers as a percentage of Medicaid payments. Further, CMS proposed certain enforcement initiatives, including expanding audits of nursing home data, increasing facility inspections, reviewing related party transactions, regulating certain prescription practices and addressing nursing home emergency preparedness. CMS proposed that implementation of the final requirements would occur in phases over a three-year period for urban facilities, with registered nurse availability requirements beginning two years after the final rule publication and minimum staffing hour requirements beginning three years from final rule publication. For rural facilities, staffing requirements regarding registered nurse availability would begin three years from final rule publication and minimum staffing hour requirements would begin five years from final rule publication.

It is uncertain when the proposed rules will be finalized and become effective, what the ultimate scope and timing of the staffing requirements will be thereunder and whether any such requirements will be accompanied by additional funding for our operators to offset any increased costs associated with meeting these requirements. Depending on the ultimate level of staffing required, an unfunded mandate to increase staff in SNFs may have a material and adverse impact on the financial condition of our operators, with CMS estimating at the time of the proposed rule that three quarters (75%) of nursing homes would have to increase staffing in their facilities under the proposed rules.

The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. Further, on November 15, 2023, CMS issued a final rule, effective January 16, 2024, that requires SNFs participating in the Medicare or Medicaid programs to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs. The CMS announcement noted concerns regarding the quality of care provided at SNFs owned by private equity firms, REITs and other investment firms. There have also been congressional hearings examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry, the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. These initiatives, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in additional requirements on our operators.

Reimbursement Generally:

Medicaid. Most of our SNF operators derive a substantial portion of their revenue from state Medicaid programs. Whether and to what extent the level of Medicaid reimbursement covers the actual cost to care for a Medicaid eligible resident varies by state. While periodic rate setting occurs and, in most cases, has an inflationary component, the state rate setting process does not always keep pace with inflation or, even if it does, there is a risk that it may still not be sufficient to cover all or a substantial portion of the cost to care for Medicaid eligible residents. Additionally, rate setting is subject to changes based on state budgetary constraints and political factors, both of which could result in decreased or insufficient reimbursement to the industry even in an environment where costs are rising. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past, and may in the future, adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

The CARES Act and American Rescue Plan Act contained several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. While the CARES Act provided for a 6.2% FMAP add-on to the Medicaid program during the public health emergency, which was phased out as of December 31, 2023, only certain states passed any of this benefit directly to SNF operators either via an enhanced rate or lump sum payments. Additionally, the American Rescue Plan Act provided for a 10% FMAP add-on for state home and community-based service expenditures from April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. Both programs came with conditions that states had to meet to be eligible for the FMAP add-on. There may be future initiatives proposed to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care.

The risks of insufficient Medicaid reimbursement rates along with possible initiatives to push residents historically cared for in SNFs to alternative settings may impact us more acutely in states where we have a larger presence, including Florida and Texas (our states with the largest concentration of investments). In Texas, several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Texas did provide for a sizeable increase in rate during the public health emergency based on the FMAP add-on. The Medicaid reimbursement rate in Texas was approved to be increased effective September 1, 2023 by at least the same amount. In Florida, added support to our operators during the pandemic was generally limited, with approximately $100 million in additional FMAP funds announced in November 2021, payable over a three-month period through increased Medicaid rates. A revised Florida State budget for 2023-2024 was approved, which increased Medicaid reimbursement rates effective October 1, 2023 by up to 5%, with a portion of such rate increase relating to a quality care add-on. This rate increase comes after a 7.8% increase effective October 1, 2022, which was somewhat offset by required increased wages for certain nursing home staff. In addition, on April 6, 2022, the State of Florida enacted staffing reforms for SNFs that may provide additional flexibility to our operators in meeting minimum staffing requirements by using supplemental staff. We continue to monitor rate adjustment activity in other states in which we have a meaningful presence; however, it is difficult to assess whether rates will generally keep pace with increased operator costs.

Medicare. On July 31, 2023, CMS issued a final rule regarding the government fiscal year 2024 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $1.4 billion, or 4.0%, for fiscal year 2024 compared to fiscal year 2023. This estimated reimbursement increase is attributable to a 6.4% net market basket update to the payment rates, which is based on a 3.0% SNF market basket increase plus a 3.6% market basket forecast error adjustment and less a 2% productivity adjustment, as well as a negative 2.5%, or approximately $789 million, decrease in the fiscal year 2024 SNF Medicare payment rates as a result of the second phase of the Patient Driven Payment Model (“PDPM”) parity adjustment recalibration described below, which was being phased in over two years. The annual update is reduced by 2% for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $185 million in fiscal year 2024. While Medicare reimbursement rate setting, which takes effect annually each October, has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current inflation rates remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by non-inflationary factors, including any adjustments related to the impact of various payment models, such as those described below.

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

On March 30, 2023, CMS issued a memorandum revising and enhancing enforcement efforts for infection control deficiencies found in nursing homes that are targeted at higher-level infection control deficiencies that result in actual harm or immediate jeopardy to residents. Similar to other serious survey deficiencies, penalties for the most serious infection control deficiencies include civil monetary penalties and discretionary payment denials for new resident admissions.

Other Regulation:

Office of the Inspector General Activities. The Office of Inspector General (“OIG”) of HHS has provided long-standing guidance for SNFs regarding compliance with federal fraud and abuse laws. More recently, the OIG has conducted increased oversight activities and issued additional guidance regarding its findings related to identified problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes and SNFs. The OIG has additionally reviewed the staffing levels reported by SNFs as part of its August 2018 and February 2019 Work Plan updates and included a review of involuntary transfers and discharges from nursing homes in the June 2019 Work Plan updates. In August 2020, the OIG released its findings regarding its review of staffing levels in SNFs from 2018. The OIG recommended that CMS enhance efforts to ensure nursing homes meet daily staffing requirements and explore ways to provide consumers with additional information on nursing homes’ daily staffing levels and variability. The OIG indicated that while the review was initiated before the COVID-19 pandemic emerged, the pandemic reinforces the importance of sufficient staffing for nursing homes, as inadequate staffing can make it more difficult for nursing homes to respond to infectious disease outbreaks like COVID-19. It is unknown what impact, if any, enhanced scrutiny of staffing levels by OIG and CMS will have on our operators.

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

Other Laws and Regulations. Additional federal, state and local laws and regulations affect how our operators conduct their operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operators’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety); the Americans with Disabilities Act (the “ADA”), which imposes certain requirements to make facilities accessible to persons with disabilities, the costs for which we may be directly or indirectly responsible; the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”), which amended requirements for staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others; staffing; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and health standards, including those set by the federal Occupational Safety and Health Administration (in the U.S.). Our operators may continue to face additional federal and state regulatory requirements related to the operation of their facilities in response to the COVID-19 pandemic. These requirements may continue to evolve and develop over lengthy periods of time.

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

U.K. Regulations. The U.K. also imposes very high levels of regulation on our U.K.-based operators. In England, where the majority of our U.K. operators are based, the Care Quality Commission has regulatory oversight authority over the health and social care sectors and is responsible for approving, registering and inspecting our operators and the properties where they provide services. There is also a detailed legislative and regulatory framework in the U.K. designed to protect the vulnerable (whether by virtue of age or physical and/or mental impairment) and to prevent abuse. Each of these regulatory regimes carries significant enforcement powers, including the ability to criminally prosecute offending operators and facilities, impose fines or revoke registrations. Additionally, under the purview of the Competition and Markets Authority, local authorities are tasked with providing and funding the care needs of eligible residents within the applicable local authority area. There is ongoing debate and uncertainty within the U.K. as to how growing care needs will be met and funded in the future, and it is not clear at this stage what, if any, or the extent of such, impact will be on our U.K-based operators.

Additionally, there has been significant legislation passed and guidance issued in the U.K. in respect of the COVID-19 pandemic. Much of the legislation or guidance sets out the additional precautions, measures or restrictions which were required in the care sector, including infection control measures and vaccination requirements for care sector workers. As the U.K. transitions to a post-COVID-19 pandemic position with lessened regulation across the U.K as a whole, the care sector remains subject to specific COVID-19 guidance and requirements issued by the Care Quality Commission and the U.K. government’s Department for Health and Social Care, including in relation to infection control measures, the use of personal protective equipment and testing. As a result, our U.K. operators still face significantly increased regulatory burdens under which they must deliver services and continue to experience significant impacts on their operations and financial condition, which has been somewhat offset by the level of stimulus provided.

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

Human Capital Management

Our success is based on the focused passion and dedication of our people. We believe our employees’ commitment to Omega provides better service to our tenants and stakeholders, supports an inclusive and collegial working environment and generates long-term value for our shareholders and the communities which we serve. As of February 1, 2024, we had 57 employees including the executive officers listed below, none of whom is subject to a collective bargaining agreement. Due to the size and nature of our business, our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. As such, the ability to attract, develop and retain qualified personnel will continue to be important to the Company’s long-term success.

We have a long-standing commitment to being an equal opportunity employer. Additionally, in 2021, we reinforced our diversity and inclusion commitment by signing the CEO Action for Diversity and Inclusion Pledge, one of the largest CEO-driven business commitments to act on and advance diversity, equity and inclusion in the workplace. The Company has expanded its recruitment practices to reach more diverse candidates for employment and Board positions and has developed an internship program with a focus on increasing diversity in the pipeline of eligible employees. The Company requires employees and Board members to certify its Code of Business Conduct & Ethics periodically, and from time to time, conducts compliance training for all employees and Directors, including diversity and inclusion training. As of February 1, 2024, at the executive level, one of the Company’s four executive officers is a woman and brings ethnic diversity to the team, and on the senior management team, 25% are women and 25% bring ethnic diversity to the team. We regularly conduct pay equity reviews as we seek for women and men, on average, at various roles and levels of the Company, to be paid equitably for their roles and contributions to our success.

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

Information about our Executive Officers

Biographical information regarding our executive officers and their ages as of February 1, 2024 are set forth below:

C. Taylor Pickett (62) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett has also been a member of the board of trustees of COPT Defense Properties, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (60) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

Robert O. Stephenson (60) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Gail D. Makode (48) is our Chief Legal Officer, General Counsel and has served in this capacity since September 2019. Previously, she served as Senior Vice President, General Counsel and Corporate Secretary of IES Holdings, Inc., from October 2012 to September 2019. Prior to IES, she served in various legal capacities at MBIA Inc., including as General Counsel and Member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc., from 2006 to 2012. Earlier in her career, she served as Vice President and Counsel for Deutsche Bank AG, and as an associate at Cleary, Gottlieb, Steen, & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

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

We are exposed to the risk that a distressed or insolvent operator may not be able to meet its lease, loan, mortgage or other obligations to us or other third parties. This risk is heightened during a period of economic or political instability. Although our lease and loan agreements typically provide us with the right to terminate, evict an operator, foreclose on our collateral, demand immediate payment and exercise other remedies upon the bankruptcy or insolvency of an operator, title 11 of the U.S. Code (the “Bankruptcy Code”) would limit or, at a minimum, delay our ability to collect unpaid pre-bankruptcy rents and mortgage payments and to pursue other remedies against a bankrupt operator.

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

Personal Guarantees and Loans. While we sometimes have third-party guarantees of an operator’s lease or loan obligations, and while from time to time we may make loans to individual obligors, such guarantees or loans can be expensive to enforce, and have their own risks of collection against the guarantors or obligors or the estates or successors of such obligors.

Failure by our operators to comply with government regulations may adversely impact their ability to make debt or lease payments to us.

Our operators are subject to numerous federal, state and local laws and regulations in the U.S. and, for certain operators, in the U.K., including those described in Item 1. Business – Government Regulation and Reimbursement. Laws and regulations impacting our operators include, without limitation, those relating to reimbursement (including Medicare and Medicaid reimbursement programs in the U.S.), quality of care initiatives (including the implementation of proposed federal minimum staffing requirements in the U.S.), licensing and certification of our operators, fraud and abuse laws and regulations, and privacy and security laws. We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us. In addition, requirements applicable to our operators are subject to frequent and substantial changes (sometimes applied retroactively) resulting from new legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators, guarantors and managers. Any of these changes may be more pronounced following governmental leadership changes, particularly following a change in presidential administrations. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of new laws and regulations, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced or modified, including through reductions to the Medicare and Medicaid programs for U.S. operators.

Changes in the reimbursement rate or methods of payment from governmental and other third-party payors, including the Medicare and Medicaid programs for U.S. operators, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Reimbursement from governmental and other third-party payors could be reduced as part of spending cuts and tax reform initiatives that impact Medicare, Medicaid or Medicare Advantage Plans, or as part of retroactive adjustments during claims settlement processes or as a result of post-payment audits. Further, alternative payment models, as well as other regulatory initiatives, have the potential to affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, setting reimbursement caps, implementing value-based purchasing and payment bundling, and studying the appropriateness of restrictions on payments for healthcare acquired conditions. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures or freeze Medicaid rates, to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care, and to make changes to private healthcare insurance. Several commercial payors have expressed an intent to pursue certain value-based purchasing models and initiatives. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement to our SNF operators and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us. Significant limits on the scope of services reimbursed and on reimbursement rates, as well as changes in reimbursement policies or other measures altering payment methodologies for services provided by our operators, could have a material adverse effect on our operators’ results of operations and financial condition, which could cause the revenues of our operators to decline and negatively impact their ability to meet their obligations to us.

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

The long-term healthcare industry is highly competitive, and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Our operators compete on several different levels including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas. Our operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments and meet their obligations to us.

In addition, the market for qualified personnel is highly competitive. Our operators have experienced and may continue to experience difficulties in attracting and retaining such personnel, in particular due to labor constraints and, in some cases, wage increases, which have been elevated since the beginning of the COVID-19 pandemic and may remain elevated. Increases in labor costs could affect our operators’ ability to meet their obligations to us, which could be particularly acute in certain states that have established minimum staffing requirements and as a result of the proposed federal minimum staffing requirements in the U.S.

We may be unable to successfully foreclose on the collateral securing our loans, and even if we are successful in our foreclosure efforts, we may be unable to successfully find a replacement operator, or operate or occupy the underlying real estate, which may adversely affect our ability to recover our investments.

If an operator defaults under one of our mortgage or other loans, we may foreclose on the loan or otherwise protect our interest by acquiring title to the property or collateral. In such a scenario, we may be required to make substantial improvements or repairs to maximize the facility’s investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Even if we are able to successfully foreclose on the collateral securing our loans, we may be unable to expeditiously find a replacement operator, if at all, or otherwise successfully operate or occupy the property, which could adversely affect our ability to recover our investment.

Inflation could adversely impact our operators and our results of operations.

Inflation, both real or anticipated, as well as any responsive governmental policies, has and may continue to adversely affect the economy and the costs of labor, goods and services to our operators or borrowers. Our long-term leases and loans typically contain provisions such as rent and interest escalators that are designed to mitigate the adverse impact of inflation on our results of operations. However, these provisions may have limited effectiveness at mitigating the risk of high levels of inflation due to contractual limits on escalation that exist in substantially all of our escalation provisions. Our leases are triple-net and typically require the operator to pay all property operating expenses, and therefore, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs resulting from inflation have had, and may continue to have, an adverse impact on our operators and borrowers if increases in their operating expenses exceed increases in their reimbursements, which has and may continue to adversely affect our operators’ or borrowers’ ability to pay rent or other obligations owed to us.

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

Should an uninsured loss or a loss in excess of insured limits occur, we could lose both our investment in, and anticipated profits and cash flows from, the property, and disputes over insurance claims could arise. Even if it were practicable to restore the property to its condition prior to the damage caused by a major casualty, the operations of the affected property would likely be suspended for a considerable time.

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

Risks Related to Us and Our Operations

Severe respiratory disease seasons, epidemics, pandemics or other widespread illnesses could adversely affect our properties, and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our business and operations were significantly impacted by the COVID-19 pandemic and are exposed to continuing risks from COVID-19, severe respiratory disease seasons or the occurrence of other epidemics or other widespread illnesses. Our revenues and our operators’ revenues are dependent on occupancy, and the occupancy of our properties could significantly decrease in the event of a severe respiratory disease season, a resurgence of COVID-19 or other epidemics or widespread illnesses. Such a decrease would affect the operating income of our properties and the ability of our operators to make payments to us. As we experienced during the COVID-19 pandemic, a future respiratory disease or other epidemic or pandemic could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents, as well as cause a reduction in occupancy, each of which could adversely affect their ability to meet their obligations to us, which could have a material adverse effect on our financial results.

In particular, the ongoing COVID-19 pandemic may continue to adversely affect our business, results of operations, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, ability to pay dividends and stock price.

The COVID-19 pandemic significantly and adversely impacted SNFs and long-term care providers due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve, as well as reduced revenue due to lower occupancy and increased expenses and uncertainties regarding the continuing availability of sufficient Medicare and Medicaid reimbursement rates to address longer-term cost increases faced by operators. As a result, many of our operators were, and may continue to be, significantly impacted by the pandemic. See Part II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.

Our facilities, on average, experienced declines, in some cases that are material, in occupancy levels as a result of the pandemic. Occupancy in our facilities has generally improved on average since early 2021; however, average occupancy has not returned to pre-pandemic levels. It remains unclear when and the extent to which demand and occupancy levels will return to pre-pandemic levels. We believe these challenges to occupancy recovery may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well the potential utilization of alternative care settings for those with lower level of care needs.

While certain states may in the course of routine rate-setting of Medicaid rates address inflationary factors and other pandemic-related or other expense-related items, there can be no assurance that these changes will be sufficient to offset existing increased inflation and expenses or that all states will address these items. Moreover, it remains unclear whether and the extent to which U.S. federal or state regulators will implement minimum staffing requirements and offset increased costs associated with these requirements with funding. See “Government Regulation and Reimbursement.” To the extent the cost and occupancy impacts on our operators continue or accelerate and are not offset by continued government relief or reimbursement rates that are sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. To the extent an operator is unable to meet its payment obligations, we may record additional impairment charges with respect to straight-line rent receivables associated with any such operator or with respect to outstanding loans and our financial condition could be adversely impacted. See “Our assets, including our real estate and loans, are subject to impairment charges, and our valuation and reserve estimates are based on assumptions and may be subject to adjustment” in Item 1A contained in Part I of this Annual Report on Form 10-K.

There are a number of uncertainties we face as we consider the long-term impact of COVID-19 on our business, including how long census disruption and related cost increases will last, the impact of any resurgence of the pandemic, outbreaks of new variants, changes in the effectiveness of vaccines, boosters and treatments, and adoptions of new public health measures, as well as the future demand for needs-based skilled nursing care and senior living facilities, all of which are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.  Notwithstanding vaccination programs, we expect that heightened clinical protocols for infection control within our facilities will continue; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring.

The effect of the COVID-19 pandemic or other future widespread illness on our and our operators’ operational and financial performance will depend on future developments, including the ability to control the spread of the outbreak generally and in our facilities, and the delivery and efficacy of and participation in vaccination programs and other treatments, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic or illness.

There are no assurances of our ability to pay dividends in the future.

Our ability to pay dividends may be adversely affected upon the occurrence of any of the risks described herein. Our payment of dividends is subject to compliance with restrictions contained in our credit agreements, the indentures governing our senior notes and any preferred stock that our Board of Directors (“Board”) may from time to time designate and authorize for issuance. All dividends will be paid at the discretion of our Board and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include a return of capital.

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

As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors, some of which we cannot control, that may change from time to time including:

●	the extent of investor interest;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	our financial performance and that of our operators;
●	concentrations in our investment portfolio by operator and facility type;
●	concerns about our operators’ financial condition due to uncertainty regarding reimbursement from governmental and other third-party payor programs;
●	our credit ratings and analyst reports on us and the REIT industry in general, including recommendations, and our ability to meet our guidance estimates or analysts’ estimates;
●	general economic, global and market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions, or the impacts of a future pandemic or global conflicts on our operators;
●	our failure to maintain or increase our dividend, which is dependent, to a large part, on the increase in funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and
●	other factors such as governmental regulatory action and changes in REIT tax laws, as well as changes in litigation and regulatory proceedings.

The market value of the equity securities of a REIT is generally based upon the market’s perception of the REIT’s growth potential and its current and potential future earnings and cash distributions. Our failure to meet the market’s expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock and, as a result, the availability of equity capital to us.

We are subject to risks associated with debt financing, including changes in our credit ratings, which could negatively impact our business and limit our ability to make distributions to our stockholders and to repay maturing debt.

The current high interest rate environment has been increasing interest costs on new and existing variable rate debt.  Such increases in the cost of capital, and any further increases resulting from future interest rate hikes, could adversely impact our ability to finance operations, acquire and develop properties, and refinance existing debt. Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets. Higher interest rates may also lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock and could result in increased capitalization rates, which may lead to reduced valuation of our assets.

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

We may from time to time seek to manage our exposure to interest rate volatility with hedging arrangements, which involve additional risks, including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may reduce the benefits to us if interest rates decline. Developing and implementing an interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations and there can be no assurance that our hedging activities will be effective. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our business, financial condition and results of operations.

We may be subject to additional risks in connection with our acquisitions of long-term care facilities.

We may be subject to additional risks in connection with our acquisitions of long-term care facilities, including but not limited to the following:

●	our limited prior business experience with certain of the operators of the facilities we have recently acquired or may acquire in the future, or inability to diversify our operator relationships to support future acquisitions or re-leasing of properties;
●	the facilities may underperform due to various factors, including unfavorable terms and conditions of the lease agreements that we assume, disruptions caused by the management of the operators of the facilities or changes in economic conditions impacting the facilities and/or the operators;
●	large acquisitions or investments could place significant additional demands on, and require us to expand, our management, resources and personnel, as well as to adapt our administrative, accounting and operational systems to integrate and manage the long-term care facilities we have acquired or may acquire in a timely manner;
●	diversion of our management’s attention away from other business concerns;
●	exposure to any undisclosed or unknown potential liabilities relating to the facilities; and
●	potential underinsured losses on the facilities.

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

Our asset portfolio primarily consists of real estate and real estate loans, which are subject to write-downs in value. From time to time, we close facilities and actively market such facilities for sale. To the extent we are unable to sell these properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income. In addition, we periodically, but not less than annually, evaluate our real estate investments and other assets for impairment indicators, and we establish general and specific reserves for our issued loans at least quarterly. The quarterly evaluation of our investments for impairment may result in significant fluctuations in our provision for credit losses or real estate impairments from quarter to quarter, impacting our results of operations. Judgments regarding the existence of impairment indicators or loan reserves are based on a number of factors, including market conditions, operator performance and legal structure, and these factors may involve estimates. If we determine that a significant impairment has occurred, we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations. Our estimates of loan reserves, and other accounting estimates, are inherently uncertain and may be subject to future adjustment, leading potentially to an increase in reserves.

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

Further, we have the ability to incur additional debt, including secured debt, which could intensify the risks above. In addition, if we are unable to refinance any of our floating rate debt, we would continue to be subject to interest rate risk. The short-term nature of some of our debt also subjects us to the risk that market conditions may be unfavorable or may prevent us from refinancing our debt at or prior to their existing maturities. In addition, our cash flow from operations may not be sufficient to repay all of our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, if at all, to refinance our debt.

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

Real estate investments are relatively illiquid and generally cannot be sold quickly. The real estate market is affected by many factors which are beyond our control, including general economic conditions, availability of financing, interest rates and supply and demand. Additional factors that are specific to our industry also tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. For example, all of our properties are “special purpose” properties that cannot be readily converted into general residential, retail or office use. In addition, transfers of operations of nursing homes and other healthcare-related facilities are subject to extensive regulatory approvals. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property, or that we will have funds available to make necessary repairs and improvements to a property held for sale. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

We face possible risks and costs associated with severe weather conditions, natural disasters or the physical effects of climate change.

A large number of our properties are located in areas particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes, fires and floods, as well as the effects of climate change. To the extent that climate change impacts changes in weather patterns, our markets could experience more frequent and severe natural disasters. Operationally, such events could cause a major power outage, leading to a disruption of our operators’ operations or require them to incur additional cost associated with evacuation plans. Over time, any of these conditions could result in increased operator costs, delays in construction, resulting in increased construction costs, or in the inability of our operators to operate our facilities at all. Climate change and severe weather may also have indirect effects on our business by increasing the costs to our operators of, or decreasing the availability to our operators of, property insurance on terms they find acceptable, and by increasing the cost of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties. In the event of a loss in excess of insured limits, we could lose our incremental capital invested in the affected property.

Although Congress has not yet enacted comprehensive federal legislation to address climate change, numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. Changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income. There can be no assurance that climate change and severe weather will not have a material adverse effect on our properties, operations or business.

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

The industry in which we operate is highly competitive. Increasing investor interest in our sector and consolidation at the operator or REIT level could increase competition and reduce our profitability.

Our business is highly competitive, and we expect that it may become more competitive in the future. We compete for healthcare facility investments with other healthcare investors, including other REITs, some of which have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices, identify appropriate operators to lease our facilities or are unable to finance such acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected. In addition, if our cost of capital should increase relative to the cost of capital of our competitors, the spread that we realize on our investments may decline if competitive pressures limit or prevent us from charging higher lease or mortgage rates.

Our charter and bylaws contain significant anti-takeover provisions which could delay, defer or prevent a change in control or other transactions that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock.

Our charter and bylaws contain various procedural and other requirements which could make it difficult for stockholders to effect certain corporate actions. Our Board has the authority to issue additional shares of preferred stock and to fix the preferences, rights and limitations of the preferred stock without stockholder approval. In addition, our charter contains limitations on the ownership of our capital stock intended to ensure we continue to meet the requirements for qualification as a REIT. For example, our charter, among other restrictions, prohibits the beneficial or constructive ownership (as defined for federal income tax purposes) by any person of more than 9.8% in value or in number of shares of the outstanding shares of any class or series of our capital stock, unless our Board grants an exemption or modifies the ownership limit for such person and certain conditions are satisfied. These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities and/or result in the delay, deferral or prevention of a change in control or other transactions that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock.

Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our U.S. investments, including currency fluctuations.

We have investments in the U.K. and may from time to time may seek to acquire other properties in the U.K. or otherwise outside the U.S. International development, investment, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the income tests that we must satisfy annually in order to qualify and maintain our status as a REIT; fluctuations in the exchange rates between USD and the British Pound Sterling (“GBP”), or other foreign currencies in which we may transact in the future, which we may be unable to protect against through hedging; changes in foreign political, regulatory, and economic conditions, including increases in energy prices, such as those experienced in the U.K. resulting in part from the conflict in Ukraine and sanctions imposed on Russia; challenges in managing international operations and enforcing obligations in other countries; challenges of complying with a variety of foreign laws and regulations, including those relating to real estate, healthcare operations, taxes, employment and legal proceedings; financial risks to our operators, including differences in expenses and government reimbursement practices, as well as funding challenges in the public sector; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

Our assets are concentrated in the long-term care industry and face geographic and operator concentration risk.

Our assets are generally not diversified by industry and face risks associated with the long-term care industry. In addition, at December 31, 2023, one operator represented greater than 10% of our investments, and the three states in which we had our highest concentration of investments were Texas (10.5%), Indiana (6.9%) and California (6.1%). In addition, our concentration of investments in the U.K. is 6.9%. As a result, we are subject to increased exposure to adverse conditions affecting these operators and regions, with regional risks including unfavorable Medicaid reimbursements rates for SNFs, downturns in the local economies, local real estate conditions, staffing challenges, increased competition or decreased demand for our facilities, regional climate events, and unfavorable legislative or regulatory developments, which could adversely affect our business and results of operations.

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

As of December 31, 2023, we have ownership interests in one consolidated joint venture and several unconsolidated joint ventures. These joint ventures involve additional risks, including the following:

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

Risks Related to Taxation

Qualifying as a REIT involves highly technical and complex provisions of the Code; failure to qualify as a REIT would subject us to increased taxes and impair our ability to expand our business and make distributions; and complying with REIT requirements may affect our profitability. Certain subsidiaries might fail to qualify or remain qualified as a REIT.

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

We own interests in a number of entities that intend to operate as REITs for U.S. federal income tax purposes, some of which we consolidate for financial reporting purposes but each of which is treated as a separate REIT for federal income tax purposes (each a “Subsidiary REIT”). To qualify as a REIT, each Subsidiary REIT must independently satisfy all of the REIT qualification requirements under the Code, together with all other rules applicable to REITs. Provided that each Subsidiary REIT qualifies as a REIT, our interests in the Subsidiary REITs will be treated as qualifying real estate assets for purposes of the REIT asset tests. If a Subsidiary REIT fails to qualify as a REIT in any taxable year, such Subsidiary REIT would be subject to federal and state income taxes and would not be able to qualify as a REIT for the four subsequent taxable years following the year during which it was disqualified. Any such failure could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT, unless we are able to avail ourselves of certain relief provisions.

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

Our performance depends to a significant degree upon the continued contributions of our executive management team and other key employees, the loss of whom could have an adverse impact on our operations. Although we have entered into employment agreements with the members of our executive management team, these agreements may not assure their continued service. In addition, our failure to successfully attract, hire, retain and train qualified personnel may impede our ability to implement our business strategy.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business. Privacy and security laws and regulations may also increase costs for our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. In addition, we may, from time to time, make investments in unconsolidated entities that offer technology services to operators, which may involve storage of customer or resident data. We purchase some of our information technology from vendors, on whom our systems depend. We generally rely on third-party systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems, and the privacy of the data we store, or failure to comply with related regulations, could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations. The regulatory environment related to cyber and information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business or to which we may become subject, including certain U.S. state laws and E.U. data protection legislation, such as they General Data Protection Regulation, or the GDPR, and the U.K.’s Data Protection Act, which impose significant data protection requirements and penalties for noncompliance. Compliance with any of these requirements may result in additional costs and could impact how we conduct in business in new jurisdictions.

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

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

Our Board and management exercise oversight over the Company’s cybersecurity program, which represents an important component of the Company’s overall approach to enterprise risk management.

Governance

Omega’s Vice President of Information Technology (“VP of IT”) manages a team responsible for leading enterprise-wide strategy, policy, standards, architecture, processes and risk assessment related to information security and data protection, including data privacy and network security (our “Cybersecurity Program”). The VP of IT has served in various roles in information technology and information security for over 30 years and, along with other members of the IT department, holds relevant and applicable certifications. The VP of IT reports directly to the Company’s Chief Financial Officer and provides periodic reporting on our Cybersecurity Program to our senior management team, our Board and the Audit Committee of our Board.

Our Board, in coordination with our Audit Committee, oversees our management of cybersecurity risk, with the Audit Committee reviewing and discussing with management quarterly matters related to our Cybersecurity Program as related to financial reporting. The Board and Audit Committee receive periodic reports about the prevention, detection, mitigation and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Additionally, risks associated with the Cybersecurity Program are integrated into the Company’s enterprise risk management assessment and reported to our Board at least twice per year. We also share the key results of third-party assessments with our Board and Audit Committee.

Risk Management and Strategy

Technical Safeguards

As part of our Cybersecurity Program, the Company deploys technical safeguards that are designed to protect our information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Risk Assessment

Our Cybersecurity Program also includes an annual risk assessment which is generally based on frameworks established by the National Institute of Standards and Technology (“NIST”).

Third-Party Risk Management

We also maintain policies and procedures designed to identify and mitigate cybersecurity threats related to our use of material third-party vendors. This includes reviewing the internal controls of certain third-party service providers to assess their procedures to mitigate material security risks.

Incident Response and Recovery Planning

We maintain an Information Security Incident Response Plan (the “Response Plan”) governing prevention, detection, mitigation and remediation of cybersecurity incidents and threats. The Response Plan includes controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management in a timely manner, with appropriate involvement by our Board. We regularly test the effectiveness of the Response Plan.

External Assessments

We obtain periodic assessments by third party experts to assess our vulnerability management and security controls and to assist us in identifying and mitigating security risks.

Education and Awareness

We provide cybersecurity training for all directors, officers and employees and periodic additional training of senior management through our cyber insurance carrier.

As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected the Company, including our business strategy, results of operations, or financial condition. For information regarding cybersecurity risks that may materially affect our Company, see the risk factor titled “We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business. Privacy and security laws and regulations may also increase costs for our business.” under “Risk Factors” in Part I, Item 1A to this Annual Report on Form 10-K.

Item 2 – Properties

At December 31, 2023, our real estate investments include SNFs and ALFs and to a lesser extent ILFs, specialty facilities and MOBs, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) real estate loans, including mortgages on facilities that are operated by the mortgagors or their affiliates. Our facilities related to these investments are located in 42 states and the U.K.

The following table presents the concentration of our gross real estate assets, assets held for sale, gross investment in direct financing leases and gross mortgage notes receivables (included within our real estate loans receivable) by state and the U.K. as of December 31, 2023:

			Gross	% of
	Number of	Number of	Investment	Gross
Location	Operating Beds	Facilities	(in thousands)	Investment
Texas	10,189	102	$961,165	10.5%
Indiana	7,028	69	638,482	6.9%
United Kingdom	5,882	113	632,086	6.9%
California	4,332	51	564,338	6.1%
Michigan	3,598	37	510,041	5.5%
Florida	6,285	50	491,825	5.3%
Ohio	4,086	42	455,241	5.0%
Virginia	3,482	29	436,800	4.8%
Pennsylvania	3,740	39	418,572	4.6%
North Carolina	4,676	45	405,696	4.4%
Remaining States	30,827	314	3,679,847	40.0%
	84,125	891	$9,194,093	100.0%

Item 3 – Legal Proceedings

See Note 20 – Commitments and Contingencies – Litigation to the Consolidated Financial Statements - Part IV, Item 15, which is hereby incorporated by reference in response to this item.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Omega Healthcare Investors, Inc. (together with its consolidated subsidiaries, collectively, “Omega” or the “Company”) common stock are traded on the New York Stock Exchange under the symbol “OHI.” As of February 6, 2024, there were 2,630 registered holders and 245,302,608 shares of Omega common stock outstanding.

Performance Graph

The graph and table below compare the cumulative total return of Omega, the FTSE NAREIT Equity Health Care Index (Ticker: FN11-FTX), the FTSE NAREIT All REITs Index (Ticker: FNAR), the S&P 500 Index, and the Russell 2000 from January 1, 2019 to December 31, 2023. We have included the FTSE NAREIT Equity Health Care Index and the FTSE NAREIT All REITs Index because we believe that they are representative of the industry in which we compete and are relevant to an assessment of our performance. Total cumulative return is based on a $100 investment in Omega common stock and in each of the indices at the close of trading on December 31, 2018 and assumes quarterly reinvestment of dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Omega Healthcare Investors, Inc.	$100.00	$129.13	$120.11	$105.95	$109.33	$131.11
FTSE NAREIT Health Care Index	$100.00	$121.20	$109.25	$127.08	$98.89	$112.67
FTSE NAREIT All REITs Index	$100.00	$128.07	$120.56	$168.64	$126.30	$140.81
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Russell 2000 Index	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85

Issuer Purchases of Equity Securities

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any shares of its outstanding common stock during 2023.

Unregistered Sales of Equity Securities

From time to time, Omega issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for units of partnership interest in OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). During the quarter ended December 31, 2023, Omega issued an aggregate of 15,490 shares of Omega common stock in exchange for an equivalent number of Omega OP Units.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	2023 and Recent Highlights
●	Results from Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Supplemental Guarantor Information
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP. As of December 31, 2023, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) at December 31, 2023, included 891 healthcare facilities, located in 42 states and the U.K. that are operated by 74 third-party operators. Our real estate investment in these facilities, net of impairments and allowances, totaled approximately $9.1 billion at December 31, 2023, with approximately 97% of our real estate investments related to long-term healthcare facilities. The portfolio is made up of (i) 592 SNFs, (ii) 188 ALFs, (iii) 19 ILFs, (iv) 19 specialty facilities, (v) one MOB, (vi) real estate loans, including mortgages on 45 SNFs, seven ALFs, two specialty facilities and one ILF and (vii) 17 facilities that are held for sale. At December 31, 2023, we also held other real estate loans (excluding mortgages) receivable of $513.4 million and non-real estate loans receivable of $275.6 million, consisting primarily of secured loans to third-party operators of our facilities, and $188.4 million of investments in nine unconsolidated joint ventures, which comprise 5 SNFs, 64 ALFs and two specialty facilities.

As healthcare delivery continues to evolve, we continuously evaluate potential investments, our assets, operators and markets to position our portfolio for long-term success. As part of our evaluation, we may sometimes consider selling or transitioning assets that do not meet our portfolio criteria.

Outlook, Trends and Other Conditions

Our industry continues to face the long-term impacts of the COVID-19 pandemic, which significantly and adversely impacted SNFs and long-term care providers during the height of the pandemic due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve. In addition, the pandemic contributed to occupancy declines, labor shortages and cost increases which continue to significantly impact our operators post-pandemic. As discussed further in “Collectibility Issues” below, during the year we have had several operators that have failed to make contractual payments under their lease and loan agreements, and we have agreed to short-term deferrals, lease and portfolio restructurings and/or allowed the application of security deposits or letters of credit to pay rent for several operators.

We believe these operators were impacted by reduced revenue as a result of lower occupancy, increased expenses, uncertainties regarding adequate reimbursement levels and changes to government and regulatory financial support, among other things. The expense increases were offset to some extent by enhanced reimbursement due to skilling in place, which was permitted via waiver during the pandemic, but which was discontinued when the federally declared public health emergency expired on May 11, 2023. We believe the expense increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay and reliance on agency staffing due to labor shortages, as well as implementation of new infection control protocols. In addition, operators who do not achieve full compliance with applicable infection control requirements may face potential survey deficiencies and penalties. At this time, there is uncertainty regarding the ultimate impact of such developments.

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

Our facilities, on average, experienced declines in occupancy levels as a result of the pandemic, in some cases that were material. Occupancy in our facilities has generally improved on average since early 2021; however, average occupancy has not returned to pre-pandemic levels. It remains unclear when and the extent to which demand and occupancy levels will return to pre-pandemic levels. We believe these challenges to occupancy recovery may be in part due to staffing shortages, which in some cases have required operators to limit admissions, as well as the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs.

While substantial government support was allocated to SNFs, and to a lesser extent to ALFs, in 2020, U.S. federal relief efforts have been limited since 2021 as have been relief efforts in certain states. The additional 6.2% Medicaid Federal Medical Assistance Percentage (the “FMAP”) reimbursement enacted in connection with the pandemic was phased out in 2023 pursuant to the Consolidated Appropriations Act of 2023. The additional 6.2% FMAP provided some of our operators with significant support, based on the state, and the termination of such support may adversely affect their operations to the extent that normal rate setting does not adjust for this phase-out or expenses are not reduced. It is unclear whether and to what extent government reimbursements will continue to be sufficient and timely to offset these impacts or whether proposed U.S. federal minimum staffing rules for SNFs, if not accompanied by additional government funding, will further increase expenses for our operators.

While certain states have provided pandemic-related relief measures, we expect such state relief measures to be limited going forward. Likewise, while certain states have, in the course of routine rate-setting of Medicaid rates, addressed inflationary factors and other expense-related items, there can be no assurance that these changes will be sufficient to offset increased inflation and expenses or that all states will address these items. See “Government Regulation and Reimbursement” for additional information. Further, to the extent the cost and occupancy impacts on our operators do not recover or are not offset by continued government relief or reimbursement rates that are sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, and some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.

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

In addition to the long-term impacts of COVID-19 and regulatory requirements discussed above, our operators have been and are likely to continue to be adversely affected by labor shortages and increased labor costs, as well as other inflation-related cost increases.

We continue to monitor the impacts of other regulatory changes, as discussed below, including any significant limits on the scope of services eligible for reimbursement and on reimbursement rates and fees, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

2023 and Recent Highlights

Investments

●	We acquired 30 facilities for total consideration of $261.2 million in 2023. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 8.0% and 10.2%.
●	We invested $82.5 million under our construction-in-progress and capital improvement programs in 2023.

●	We funded $224.1 million under 12 new real estate loans with a weighted average interest rate of 10.9% in 2023. We also advanced $20.8 million under existing real estate loans in 2023.

Dispositions and Impairments

●	In 2023, we sold 69 facilities for approximately $585.0 million in net cash proceeds, recognizing a net gain of approximately $79.7 million. Our sales during 2023 were primarily driven by restructuring transactions and negotiations related to our lease agreements with Guardian Healthcare (“Guardian”) and LaVie Care Centers LLC (“LaVie,” f/k/a Consulate Healthcare).
●	In 2023, we recorded impairments on real estate properties of approximately $91.9 million on 25 facilities. Of the $91.9 million, $2.6 million related to two facilities that were classified as held for sale (and subsequently sold) for which the carrying value exceeded the fair value less costs to sell and $89.3 million related to 23 held for use facilities (of which $48.0 million relates to three facilities that were closed during the year) for which the carrying values exceeded the estimated fair value. Of the $89.3 million, $51.7 million related to 20 facilities that were subsequently sold during the year but did not meet the criteria to be classified as held for sale when the impairments were recognized.

Financing Activities

●	In 2023, we sold 11.0 million shares of common stock under our $1.0 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $339.0 million.
●	During the second quarter of 2023, we terminated our five forward starting swaps with $400 million in notional value that were designated cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, and we received a $92.6 million net cash settlement from the swap counterparties.
●	During the second quarter of 2023, we entered into an interest rate swap with a notional amount of $50.0 million. The swap was effective June 30, 2023 and terminates on April 30, 2027. This interest rate swap is designated as a hedge against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP term loan. The interest rate swap contract effectively converts our $50.0 million OP term loan to an aggregate fixed rate of approximately 5.521% through its maturity.
●	On August 1, 2023, the Company repaid its $350 million of 4.375% senior notes that matured on August 1, 2023 using available cash.
●	On August 8, 2023, the Company entered into a credit agreement (the “2025 Omega Credit Agreement”) providing it with a new $400 million senior unsecured term loan facility (the “2025 Term Loan”). The 2025 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $500 million, by requesting an increase in the aggregate commitments under the 2025 Term Loan. The 2025 Term Loan bears interest at SOFR plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit rating. The 2025 Term Loan matures on August 8, 2025, subject to Omega’s option to extend such maturity date for two sequential 12-month periods. On September 27, 2023, Omega exercised the accordion feature to increase the aggregate commitment under the 2025 Term Loan by $28.5 million. We recorded $3.3 million of deferred financing costs and a $1.4 million discount in connection with the 2025 Omega Credit Agreement.
●	During the third quarter of 2023, we entered into 11 new interest rate swaps with a notional amount of $428.5 million that terminate on August 6, 2027. These interest rate swaps are designated as hedges against our exposure to changes in interest payment cash flows as a result of the variable interest rate on the 2025 Term Loan. The interest rate swap contracts effectively convert our 2025 Term Loan to an aggregate fixed rate of approximately 5.597% through its maturity.
●	During the fourth quarter of 2023, we terminated two foreign currency forward contracts that were entered into in March 2021 with notional amounts totaling £104.0 million. Omega received a net cash settlement of $11.4 million as a result of the termination. Concurrent with the termination of the two foreign currency forward contracts, during the fourth quarter of 2023, we entered into six new foreign currency forward contracts with notional amounts totaling £104.0 million and a GBP-USD forward rate of 1.2916, each of which mature between March 8, 2027 and March 8, 2030. These currency forward contracts hedge an intercompany loan between a U.S. and U.K. subsidiary.

Other Highlights

●	During 2023, we advanced $147.4 million of new non-real estate loans with a weighted average interest rate of 10.5%. We also advanced $18.7 million under existing revolving working capital loans. These revolving working capital loans also had aggregate repayments of $23.0 million during 2023. Please see a description of our non-real estate loans in Item 1 – Business – Investment Strategy & Types.

Collectibility Issues

●	During the year ended December 31, 2023, we placed one existing operator and two new operators, which Omega has not previously had relationships with prior to the second quarter of 2023, on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. There was no straight-line write-off associated with placing the existing operator on a cash basis of revenue recognition because the lease agreement did not contain any rent escalators. The lease agreements with each of the two new operators were executed in the second quarter of 2023 as part of transitions of facilities from other operators, and we placed them on a cash basis concurrent with the respective lease commencement dates, so there were no straight-line rent write-offs associated with moving these operators to cash basis. During the year ended December 31, 2023, we transitioned the portfolios of four cash basis operators with an aggregate of 48 facilities to leases with operators that are on a straight-line basis of revenue recognition. As of December 31, 2023, 19 operators are on a cash basis. These operators represent an aggregate 23.9% and 32.5% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2023 and 2022, respectively.
●	During the year ended December 31, 2023, we allowed ten operators to defer $35.9 million of contractual rent and interest. The deferrals primarily related to the following operators: LaVie ($19.0 million), Healthcare Homes Limited ($8.2 million), Agemo Holdings, LLC (“Agemo”) ($1.9 million) and Maplewood Senior Living (along with affiliates, “Maplewood”) ($1.8 million). Additionally, we allowed six operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the year ended December 31, 2023. The total collateral applied to contractual rent and interest was $17.6 million for the year ended December 31, 2023.
●	In the first quarter of 2023, Omega entered into a restructuring agreement, an amended and restated master lease and two new replacement loans with Agemo, a cash basis operator. As part of the restructuring agreement and related agreements, Omega agreed to, among other things, forgive and release Agemo from previously written off past due rent and interest obligations, reduce monthly contractual base rent from $4.8 million to $1.9 million, extend the initial Agemo lease term to December 31, 2036 and modify the existing Agemo loans into two replacement loans. During the second quarter of 2023, Agemo resumed making contractual rent payments in accordance with the restructuring agreement. We recorded rental income of $17.4 million for the year ended December 31, 2023 for the contractual rent payments that were received. Additionally, Agemo’s loans are on non-accrual status and are being accounted for under the cost recovery method; therefore, the $3.2 million of interest payments that we received during the year ended December 31, 2023 were applied directly against the principal balance outstanding.
●	During 2023, we continued the process of restructuring our portfolio with LaVie by amending the lease agreements with LaVie to allow for a partial rent deferral of $19.0 million for the first four months of 2023, transitioning two facilities previously subject to the master lease with LaVie to another operator during the second quarter of 2023 and selling seven facilities previously subject to the master lease with LaVie to a third party during the third quarter of 2023. In the fourth quarter of 2023, Omega sold an additional 30 facilities and amended the master lease with LaVie to further reduce monthly rent to $3.3 million. LaVie began to short pay contractual rent during the third quarter of 2023, which continued into the fourth quarter of 2023. For the year ended December 31, 2023, LaVie paid total contractual rent of $37.0 million, a total short pay of $21.1 million of the $58.1 million due under the lease agreement after reflecting the deferral discussed above. As LaVie is on a cash basis of revenue recognition, only the $37.0 million of contractual rent payments that we received from LaVie were recorded as rental income during the year ended December 31, 2023. In January 2024, LaVie paid $1.45 million of contractual rent, a short pay of $1.85 million of the $3.3 million due under its lease agreement.

●	In the first quarter of 2023, we entered into a restructuring agreement, master lease amendments and loan amendments with Maplewood, a cash basis operator. As part of the restructuring agreement and related agreements, Omega agreed to, among other things, extend the maturity date of the master lease to December 2037, fix contractual rent at $69.3 million per annum and defer the 2.5% annual escalators under our lease agreement through December 31, 2035, pay a $12.5 million option termination fee to Maplewood, extend the maturity date of the secured revolving credit facility to June 2035, increase the capacity of the secured revolving credit facility to $320.0 million and convert the 7% per annum cash interest due on the secured revolving credit facility to all payment-in-kind (“PIK”) interest in 2023, 1% cash interest and 6% PIK interest in 2024, and 4% cash interest and 3% PIK interest in 2025 and through the maturity date. Additionally, we agreed to reduce Maplewood’s share of any future potential sales proceeds (in excess of our gross investment) by the unpaid deferred rent balance, the $22.5 million of capital expenditures granted through the restructuring agreement and the $12.5 million option termination fee payment. Maplewood began to short pay contractual rent during the second quarter of 2023, which continued into the fourth quarter of 2023. For the year ended December 31, 2023, Maplewood paid total contractual rent of $57.8 million, a total short pay of $11.5 million of the $69.3 million due under the lease agreement for the year. Omega applied all $4.8 million of Maplewood’s security deposit towards the total year to date shortfall and recognized rental income of $62.6 million for the year ended December 31, 2023. The security deposit was fully exhausted in the fourth quarter of 2023. The $12.5 million option termination fee payment made in the first quarter of 2023 in connection with the restructuring agreement was accounted for as a lease inducement. As Maplewood is on a cash basis of revenue recognition, the inducement was immediately expensed and was recorded as a reduction to the $62.6 million of rental income recognized for the year ended December 31, 2023. In January 2024, Maplewood short-paid the contractual rent amount due under its lease agreement by $2.0 million. We continue to take actions to preserve our rights and are in discussions with Maplewood to address the deficiency.
●	In August 2023, Guardian, an operator that was already on a cash basis of revenue recognition, did not pay its contractual amount due under its lease agreement and continued to fail to make the required contractual rent payments due under its lease agreement throughout the remainder of 2023. During the third and fourth quarters of 2023, we applied $2.9 million and $4.4 million, respectively, of Guardian’s security deposit to fund the unpaid rent. We recorded rental income of $16.8 million for the year ended December 31, 2023 for the contractual rent payments that were received from Guardian and through the application of Guardian’s security deposit. Following the application of the security deposit in the third and fourth quarters of 2023, we had a $0.1 million security deposit remaining as of December 31, 2023, which can be applied to future rent shortfalls. We are in discussions to sell or release the facilities included in Guardian’s master lease to another operator. In January 2024, Guardian did not pay the contractual rent amount due under its lease agreement of $1.5 million.

Dividends

●	Quarterly cash dividends paid during 2023 aggregated to $2.68 per share. On January 26, 2024, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on February 15, 2024 to stockholders of record as of the close of business on February 5, 2024.

Results of Operations

The following is our discussion of the consolidated results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For a discussion of our results of operation for the year ended December 31, 2022 as compared to the year ended December 31, 2021, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

Comparison of results of operations for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	Increase/(Decrease)
Revenues:
Rental income	$825,380	$750,208	$75,172
Income from direct financing leases	1,014	1,023	(9)
Interest income	119,888	123,919	(4,031)
Miscellaneous income	3,458	3,094	364
Expenses:
Depreciation and amortization	319,682	332,407	(12,725)
General and administrative	81,504	69,397	12,107
Real estate taxes	15,025	15,500	(475)
Acquisition, merger and transition related costs	5,341	42,006	(36,665)
Impairment on real estate properties	91,943	38,451	53,492
Provision for credit losses	44,556	68,663	(24,107)
Interest expense	235,529	233,244	2,285
Other income (expense):
Other income (expense) – net	20,297	(1,997)	22,294
Loss on debt extinguishment	(492)	(389)	(103)
Gain on assets sold – net	79,668	359,951	(280,283)
Income tax expense	(6,255)	(4,561)	(1,694)
(Loss) income from unconsolidated joint ventures	(582)	7,261	(7,843)

Revenues

Following is a description of certain of the changes in revenues for the year ended December 31, 2023 compared to 2022:

●	The increase in rental income was primarily the result of (i) a $114.8 million increase as a result of fewer straight-line rent receivable write-offs in 2023, with write-offs of $8.1 million and $122.9 million for the years ended December 31, 2023 and 2022, respectively, (ii) a $30.2 million increase related to facility acquisitions made throughout 2022 and 2023, lease extensions and other rent escalations and (iii) a $17.1 million net increase related to the impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators, and sales, partially offset by a $88.3 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators, along with a one-time option termination payment of $12.5 million to Maplewood that was recorded as a reduction to rental income during the second quarter of 2023.
●	The decrease in interest income was primarily due to (i) a $15.6 million decrease related to loans placed on non-accrual status, primarily the LaVie loans and the Maplewood loan, in which we have recognized less interest income period over period as a result of receiving less cash payments or the loans converting to PIK interest and (ii) a $10.6 million decrease related to early principal payments on our loans during 2022 and 2023, partially offset by a $21.8 million increase related to new and refinanced loans and additional fundings to existing operators made throughout 2022 and 2023. As noted above, during the year ended December 31, 2023, we funded $244.9 million in new or existing real estate loans and $166.1 million in new or existing non-real estate loans.

Expenses

Following is a description of certain of the changes in our expenses for the year ended December 31, 2023 compared to 2022:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.

●	The increase in general and administrative (“G&A”) expense primarily relates to (i) a $7.8 million increase in stock-based compensation expense (see Note 19 – Stock-Based Compensation to the Consolidated Financial Statements for a full summary of stock-compensation movements over the last three years), (ii) a $3.3 million increase in payroll and benefits and (iii) a $1.3 million increase in professional service costs.
●	The decrease in acquisition, merger and transition related costs primarily relates to costs incurred related to the transition of facilities with troubled operators.
●	The 2023 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and 23 held for use facilities for which the carrying value exceeded the fair value. The 2022 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and 20 held for use facilities for which the carrying value exceeded the fair value. The 2023 and 2022 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.
●	The change in provision for credit losses primarily relates to a net decrease in aggregate specific provisions recorded during 2023 compared to specific provisions recorded during 2022 (see Note 9 – Allowance for Credit Losses to the Consolidated Financial Statements for a full summary of allowance movements over the last three years), partially offset by increases in the general reserve recorded primarily resulting from increases in loan balances and increases in loss rates utilized in the estimate of expected credit losses for loans.

Other Income (Expense)

The decrease in total other income (expense) was primarily due to a $280.3 million decrease in gain on assets sold resulting from the sale of 69 facilities in 2023 compared to the sale of 66 facilities in 2022 as we continue to exit certain facilities, operator relationships and/or states to improve the strength of our overall portfolio, partially offset by a $22.3 million change in other income (expense) – net primarily related to increased interest income on short-term investments due to higher invested cash and favorable interest rates in 2023.

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

The following table presents our Nareit FFO reconciliation for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net income (1)(2)	$248,796	$438,841	$428,302
Deduct gain from real estate dispositions	(79,668)	(359,951)	(161,609)
Deduct gain from real estate dispositions–- unconsolidated joint ventures	—	(93)	(14,880)
	169,128	78,797	251,813
Elimination of non-cash items included in net income:
Depreciation and amortization	319,682	332,407	342,014
Depreciation – unconsolidated joint ventures	10,423	10,881	12,285
Add back impairments on real estate properties	91,943	38,451	44,658
Add back impairments on real estate properties–- unconsolidated joint ventures	—	—	4,430
Add back unrealized loss on warrants	—	—	43
Nareit FFO	$591,176	$460,536	$655,243
(1)	The years ended December 31, 2023, 2022 and 2021 include the application of $17.6 million, $11.0 million and $11.8 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.
(2)	The year ended December 31, 2021 includes $21.3 million of revenue related to Gulf Coast recognized based on our ability to offset uncollected rent against the interest and principal of certain debt obligations of Omega.

The $130.6 million increase in Nareit FFO for the year ended December 31, 2023 compared to 2022 is primarily driven by the overall increase in total revenue, the decrease in acquisition, merger and transition related costs and the decrease in provision for credit losses which are discussed in more detail in the Results of Operations above.

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest payment receipts on our loans, existing availability under our Revolving Credit Facility, proceeds from our DRSPP and ATM Program, facility sales, the issuance of additional debt, including unsecured notes and term loans, and proceeds from real estate loan and non-real estate loan payoffs. We anticipate that these sources will be adequate to meet our principal cash flow needs through the next twelve months, which include common stock dividends and distributions to noncontrolling interest members, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), real estate loan and non-real estate loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At December 31, 2023, we had total assets of $9.1 billion, total equity of $3.8 billion and total debt of $5.1 billion in our consolidated financial statements, with such debt representing approximately 57.6% of total capitalization.

Debt

At December 31, 2023 and 2022, the weighted average annual interest rate of our debt was 4.4% and 4.1%, respectively. Additionally, as of December 31, 2023, approximately 99% of our debt obligations, with outstanding principal balances, have fixed interest payments, after reflecting the impact of interest rate swaps that are designated cash flow hedges. As of December 31, 2023, Omega’s debt obligations consisted of the following:

●	$4.6 billion of senior unsecured notes with staggered maturity dates ranging from 2024 to 2033. These notes bear fixed interest rates between 3.25% and 5.25% per annum.
●	A $1.45 billion Revolving Credit Facility that bears interest at SOFR plus an adjustment of 0.11448% per annum (or in the case of loans denominated in GBP, the Sterling overnight index average reference rate plus an adjustment of 0.1193% per annum) plus an applicable percentage (with a range of 95 to 185 basis points) based on our credit ratings. The Revolving Credit Facility matures on April 30, 2025, subject to Omega’s option to extend such maturity date for two six-month periods. As of December 31, 2023, Omega had $20.4 million outstanding on the Revolving Credit Facility.
●	A $428.5 million 2025 Term Loan that bears interest at SOFR plus an adjustment of 0.1% per annum plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. We have 11 interest rate swaps designated as cash flow hedges, with notional value of $428.5 million, that effectively fix the SOFR-based portion of the 2025 Term Loan interest rate at 4.047%. The 2025 Term Loan matures on August 8, 2025, subject to Omega’s option to extend such maturity date for two sequential 12-month periods.
●	$62.0 million of secured borrowings consisting of HUD Mortgages and one term loan. As of December 31, 2023, we had $41.9 million of outstanding HUD Mortgages with a weighted average interest rate of 2.88% per annum that mature from 2049 to 2051.
●	A $50.0 million OP Term Loan that bears interest at SOFR plus an adjustment of 0.11448% per annum plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. We have an interest rate swap designated as a cash flow hedge, with a notional value of $50.0 million, that effectively fixes the SOFR-based portion of the OP Term Loan at 3.957%. The OP Term Loan matures on April 30, 2025, subject to Omega OP’s option to extend such maturity date for two six-month periods.

As of December 31, 2023, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s and S&P Global may have a negative impact on the interest rates and fees for our Revolving Credit Facility, OP Term Loan and 2025 Term Loan.

As of December 31, 2023, we have $400 million of 4.95% senior notes due April 2024. As of December 31, 2023, we had approximately $442.8 million of cash and cash equivalents on our Consolidated Balance Sheets and $1.4 billion of availability under our revolving credit facility. As discussed below, we also have $708.2 million of potential sales remaining under the ATM Program. This combination of liquidity sources, along with cash from operating activities, provides us with ability to repay the senior notes due in April 2024.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2023 and 2022, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Equity

At December 31, 2023, we had 245.3 million shares of common stock outstanding and our shares had a market value of $7.5 billion. As of December 31, 2023, we had the following equity programs in place that we can utilize to raise capital:

●	The ATM Program under which shares of common stock having an aggregate gross sales price of up to $1.0 billion may be sold from time to time. The ATM Program has a forward sale provision that generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We have not utilized the forward provisions under the ATM Program. We have $708.2 million of sales remaining under the ATM Program as of December 31, 2023.
●	We have a DRSPP that allows for the reinvestment of dividends and the optional purchase of our common stock.

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

Material Cash Requirements

The following table shows our material cash requirements, described below, as of December 31, 2023:

	Payments due by period
		Less than			More than
	Total	1 year	Years 2-3	Years 4-5	5 years

	(in thousands)
Debt(1)(2)	$5,110,525	$420,770	$1,501,027	$1,252,257	$1,936,471
Interest payments on long-term debt(2)(3)	909,543	211,178	318,556	186,104	193,705
Operating lease and other obligations(2)(4)	82,871	3,016	5,761	5,505	68,589
Total	$6,102,939	$634,964	$1,825,344	$1,443,866	$2,198,765
(1)	The $5.1 billion of debt outstanding includes: (i) $50 million under the OP Term Loan due April 2025, (ii) $428.5 million under the 2025 Term Loan due August 2025, (iii) $400 million of 4.95% Senior Notes due April 2024, (iv) $400 million of 4.50% Senior Notes due January 2025, (v) $600 million of 5.25% Senior Notes due January 2026, (vi) $700 million of 4.5% Senior Notes due April 2027, (vii) $550 million of 4.75% Senior Notes due January 2028, (viii) $500 million of 3.625% Senior Notes due October 2029, (ix) $700 million of 3.375% Senior Notes due February 2031, (x) $700 million of 3.25% Senior Notes due April 2033, (xi) $19.8 million of 10.85% per annum debt held at a consolidated joint venture due February 2024, (xii) $41.9 million of HUD debt at a 2.88% weighted average interest rate due between 2049 and 2051 and (xiii) $20.4 million under the revolving credit facility. Other than the $50 million outstanding under the OP Term Loan, the $41.9 million of HUD debt and the $19.8 million of debt held at the consolidated joint venture, Parent is the obligor of all outstanding debt.
(2)	Based on foreign currency exchange rates in effect as of December 31, 2023.
(3)	Based on variable interest rates in effect as of December 31, 2023 and including the impact of interest rate swaps designated as cash flow hedges.
(4)	See Note 6 to our consolidated financial statements for additional information.

Capital Expenditures and Funding Commitments

In addition to the obligations in the table above, as of December 31, 2023, we also had $191.9 million of commitments to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. Additionally, we have commitments to fund $46.3 million of advancements under existing other real estate loans and $46.2 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

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

Cash Flow Summary

The following is a summary of our sources and uses of cash flows for the year ended December 31, 2023 as compared to the year ended December 31, 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$617,736	$625,727	$(7,991)
Investing activities	(770)	442,853	(443,623)
Financing activities	(473,310)	(789,447)	316,137

For a discussion of our consolidated cash flows for the year ended December 31, 2022 as compared to the year ended December 31, 2021, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.

Cash, cash equivalents and restricted cash totaled $444.7 million as of December 31, 2023, an increase of $144.1 million as compared to the balance at December 31, 2022. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities –The decrease in net cash provided by operating activities is primarily driven by a $30.6 million change in the net movements of the operating assets and liabilities. The decrease was partially offset by an increase of $22.6 million of net income, net of $212.6 million of non-cash items, primarily due to a year over year increase in rental income and decrease in acquisition, merger and transition related costs, as discussed in our material changes analysis under Results of Operations above.

Investing Activities –The change in cash used in (provided by) investing activities related primarily to (i) a $229.1 million decrease in loan repayments, net of placements due to significant paydowns on the Ciena Healthcare mortgage loans and other loans during 2022, (ii) a $174.0 million decrease in proceeds from the sales of real estate investments driven by the sale of the Gulf Coast facilities in the first quarter of 2022, (iii) a $32.5 million increase in real estate acquisitions, (iv) an $18.2 million increase in capital improvements to real estate investments and construction in progress related to a Washington D.C. development with Maplewood and (v) a $12.2 million increase in investments in unconsolidated joint ventures primarily related to the four new joint venture investments in the second and third quarters of 2023. Offsetting these changes were: (i) an $11.4 million increase in proceeds from net investment hedges related to the termination of two foreign currency forwards during the fourth quarter of 2023, (ii) a $5.5 million increase in receipts from insurance proceeds from claims on damaged facilities and (iii) a $5.5 million increase in distributions from unconsolidated joint ventures in excess of earnings.

Financing Activities –The change in cash used in financing activities was primarily related to (i) a $328.3 million increase in cash proceeds from the issuance of common stock, (ii) a $142.3 million decrease in repurchases of shares of common stock, (iii) a $92.6 million increase in proceeds from derivative instruments as a result of the termination of our forward starting swaps in the second quarter of 2023 and (iv) a $9.6 million decrease in redemptions of OP units, partially offset by (i) a $236.0 million increase in repayments on other long-term borrowings, net of proceeds, primarily due to the early pay-off of 32 HUD mortgage loans during 2023, (ii) an $11.0 million increase in dividends paid primarily related to share issuances during 2023, (iii) a $5.9 million increase in distributions to Omega OP Unit holders and (iv) a $3.4 million increase in payment of financing related costs related to the Company entering into the 2025 Term Loan during the third quarter of 2023.

Supplemental Guarantor Information

Parent has issued approximately $4.6 billion aggregate principal of senior notes outstanding at December 31, 2023 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

The SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities, such as our senior notes. As a result of these amendments, registrants are permitted to provide certain alternative financial and non-financial disclosures, to the extent material, in lieu of separate financial statements for subsidiary issuers and guarantors of registered debt securities. Accordingly, separate consolidated financial statements of Omega OP have not been presented. Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under the outstanding senior notes, revolving credit facility and term loans) and their investments in non-guarantor subsidiaries.

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of December 31, 2023, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

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

We assess the probability of collecting substantially all payments under our leases based on several factors, including, among other things, payment history of the lessee, the financial strength of the lessee and any guarantors, historical operations and operating trends, current and future economic conditions and expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern). If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all rents, we place that operator on a cash basis and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. As a result of placing an operator on a cash basis, we may recognize a charge to rental income for any contractual rent receivable, straight-line rent receivable and lease inducements.

As of December 31, 2023 and 2022, we had outstanding straight-line rent receivables of $202.7 million and $166.1 million, respectively, and lease inducements of $8.8 million and $6.0 million, respectively. During 2023, we placed three operators on a cash-basis but did not write-off any contractual receivables, straight-line rent receivables and lease inducements to rental income in connection with these operators, as two related to new lease agreements and one related to an operator with a lease that had no rent escalators. During 2022, we wrote-off approximately $119.8 million of contractual receivables, straight-line rent receivables and lease inducements to rental income primarily as a result of placing nine operators on a cash-basis. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection, potentially resulting in increased volatility of rental income.

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

During 2023, we recorded impairments on real estate properties of approximately $91.9 million on 25 facilities. During 2022, we recorded impairments on real estate properties of approximately $38.5 million on 22 facilities.

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

During 2023 and 2022, we acquired real estate assets of approximately $261.2 million and $225.2 million, respectively. These transactions were accounted for as asset acquisitions and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed.

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

Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration (“FHA”) along with Standards & Poor’s one-year global corporate default rates. Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the U.S. Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset. During 2023 and 2022, we recorded a provision for credit losses of approximately $44.6 million and $68.7 million, respectively. As of December 31, 2023 and 2022, we had a total allowance for credit loss of $222.2 million and $188.4 million, respectively. A 10% increase or decrease in the FHA default rates as of December 31, 2023 would result in an additional provision or recovery for credit losses of $4.9 million. If the weighted average yield to maturity on our portfolio increases or decreases by 10%, this will result in an additional provision or recovery for credit losses of $7.2 million or $5.8 million, respectively.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We use financial derivative instruments to hedge our interest rate exposure as well as our foreign currency exchange rate exposure. We do not enter into our market risk sensitive financial instruments and related derivative positions (if any) for trading or speculative purposes. The following disclosures discuss potential fluctuations in interest rates and foreign currency exchange rates and are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. Readers are cautioned that many of the statements contained in these paragraphs are forward-looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements” set forth above. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. During the year ended December 31, 2023, we incurred interest expense of $4.9 million related to variable rate borrowings outstanding under our Revolving Credit Facility, OP Term Loan and two other term loans. Assuming no changes in outstanding balances, and inclusive of the impact of interest rate swaps designated as cash flow hedges noted below, a hypothetical 1% increase in interest rates would result in a $0.7 million increase in our annual interest expense. A hypothetical 1% decrease in interest rates would result in a $0.7 million decrease in our annual interest expense. As of December 31, 2023, only our Revolving Credit Facility and one other term loan have variable rate borrowings, when considering the impact of interest rate swaps that are designated as cash flow hedges for the 2025 Term Loan and the OP Term Loan.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at December 31, 2023 was approximately $4.2 billion, which includes our senior notes and outstanding HUD mortgage loans. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of long-term fixed-rate borrowings by approximately $167.1 million at December 31, 2023. A hypothetical 1% decrease in interest rates would result in an increase in the fair value of long-term fixed-rate borrowings by approximately $178.3 million at December 31, 2023.

At December 31, 2023, we have $478.5 million of interest rate swaps outstanding that are recorded at fair value in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets. The interest rate swaps hedge the interest rate risk associated with interest payments on the 2025 Term Loan and OP Term Loan.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the year ended December 31, 2023, if the applicable exchange rate was to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable by $2.2 million.

To hedge a portion of our net investments in the U.K., at December 31, 2023, we have ten foreign currency forward contracts with notional amounts totaling £250.0 million that mature between 2024 and 2030.

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

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2023, management evaluated the effectiveness of the design and operation of disclosure controls and procedures of the Company as of December 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company were effective at the reasonable assurance level as of December 31, 2023.

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

In connection with the preparation of this Form 10-K, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on management’s assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm’s attestation reports regarding the Company’s internal control over financial reporting is included in the 2023 financial statements under the caption entitled Report of Independent Registered Public Accounting Firm and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 identified in connection with the evaluation of their disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter of 2023.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, except as set forth below.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2023:

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights (1)	warrants and rights (2)	reflected in column (a) (3)
Equity compensation plans approved by security holders	5,495,729	$—	6,875,400
Equity compensation plans not approved by security holders	—	—	—
Total	5,495,729	$—	6,875,400
(1)	Reflects (i) 509,832 time-based restricted stock units (“RSUs”) and profit interest units (“PIUs”), (ii) 4,332,055 shares related to performance-based RSUs (“PRSUs”) and performance-based PIUs that could be issued if certain performance conditions are achieved and (iii) 653,842 shares in respect of outstanding deferred stock units.
(2)	No exercise price is payable with respect to the RSUs and PRSUs.
(3)	Reflects (i) 6,415,168 shares of common stock under our 2018 Stock Incentive Plan and (ii) 460,232 shares of common stock under the Omega Healthcare Investors, Inc. Employee Stock Purchase Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-71

Schedule IV – Mortgage Loans on Real Estate	F-73

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

Item 16 – Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Omega Healthcare Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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

During 2023, the Company recognized rental income of $825.4 million and recorded straight-line rent and lease inducement receivables of $211.5 million at December 31, 2023. As described in Note 2 to the consolidated financial statements, the timing and pattern of rental income recognition for operating leases is affected by the Company’s determination as to whether the collectibility of substantially all lease payments is probable.

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

February 12, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Omega Healthcare Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 12, 2024

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2023	2022

ASSETS
Real estate assets
Buildings and improvements	$6,863,177	$7,347,853
Land	866,866	923,605
Furniture and equipment	466,291	499,902
Construction in progress	138,410	88,904
Total real estate assets	8,334,744	8,860,264
Less accumulated depreciation	(2,458,809)	(2,322,773)
Real estate assets – net	5,875,935	6,537,491
Investments in direct financing leases – net	8,716	8,503
Real estate loans receivable – net	1,212,162	1,042,731
Investments in unconsolidated joint ventures	188,409	178,920
Assets held for sale	93,707	9,456
Total real estate investments	7,378,929	7,777,101
Non-real estate loans receivable – net	275,615	225,281
Total investments	7,654,544	8,002,382

Cash and cash equivalents	442,810	297,103
Restricted cash	1,920	3,541
Contractual receivables – net	11,888	8,228
Other receivables and lease inducements	214,657	177,798
Goodwill	643,897	643,151
Other assets	147,686	272,960
Total assets	$9,117,402	$9,405,163

LIABILITIES AND EQUITY
Revolving credit facility	$20,397	$19,246
Secured borrowings	61,963	366,596
Senior notes and other unsecured borrowings – net	4,984,956	4,900,992
Accrued expenses and other liabilities	287,795	315,047
Total liabilities	5,355,111	5,601,881

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 245,282 shares as of December 31, 2023 and 234,252 shares as of December 31, 2022	24,528	23,425
Additional paid-in capital	6,671,198	6,314,203
Cumulative net earnings	3,680,581	3,438,401
Cumulative dividends paid	(6,831,061)	(6,186,986)
Accumulated other comprehensive income	29,338	20,325
Total stockholders’ equity	3,574,584	3,609,368
Noncontrolling interest	187,707	193,914
Total equity	3,762,291	3,803,282
Total liabilities and equity	$9,117,402	$9,405,163

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues
Rental income	$825,380	$750,208	$923,677
Income from direct financing leases	1,014	1,023	1,029
Interest income	119,888	123,919	136,382
Miscellaneous income	3,458	3,094	1,721
Total revenues	949,740	878,244	1,062,809

Expenses
Depreciation and amortization	319,682	332,407	342,014
General and administrative	81,504	69,397	64,628
Real estate taxes	15,025	15,500	12,260
Acquisition, merger and transition related costs	5,341	42,006	1,814
Impairment on real estate properties	91,943	38,451	44,658
Recovery on direct financing leases	—	—	(717)
Provision for credit losses	44,556	68,663	77,733
Interest expense	235,529	233,244	234,604
Total expenses	793,580	799,668	776,994

Other income (expense)
Other income (expense) – net	20,297	(1,997)	(581)
Loss on debt extinguishment	(492)	(389)	(30,763)
Gain on assets sold – net	79,668	359,951	161,609
Total other income	99,473	357,565	130,265

Income before income tax expense and (loss) income from unconsolidated joint ventures	255,633	436,141	416,080
Income tax expense	(6,255)	(4,561)	(3,840)
(Loss) income from unconsolidated joint ventures	(582)	7,261	16,062
Net income	248,796	438,841	428,302
Net income attributable to noncontrolling interest	(6,616)	(11,914)	(11,563)
Net income available to common stockholders	$242,180	$426,927	$416,739

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$1.01	$1.81	$1.76
Diluted:
Net income available to common stockholders	$1.00	$1.80	$1.75

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$248,796	$438,841	$428,302
Other comprehensive income (loss)
Foreign currency translation	20,531	(32,770)	(1,842)
Cash flow hedges	(11,245)	55,949	12,689
Total other comprehensive income	9,286	23,179	10,847
Comprehensive income	258,082	462,020	439,149
Comprehensive income attributable to noncontrolling interest	(6,889)	(12,568)	(11,842)
Comprehensive income attributable to common stockholders	$251,193	$449,452	$427,307

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid‑in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Income	Equity	Interest	Equity
Balance at December 31, 2020	$23,119	$6,152,887	$2,594,735	$(4,916,097)	$(12,768)	$3,841,876	$194,731	$4,036,607
Stock related compensation	—	21,578	—	—	—	21,578	—	21,578
Issuance of common stock	783	273,228	—	—	—	274,011	—	274,011
Common dividends declared ($2.68 per share)	—	—	—	(637,811)	—	(637,811)	—	(637,811)
Vesting/exercising of OP units	—	(21,623)	—	—	—	(21,623)	21,623	—
Conversion and redemption of Omega OP Units to common stock	4	1,496	—	—	—	1,500	(1,579)	(79)
Omega OP Units distributions	—	—	—	—	—	—	(25,229)	(25,229)
Other comprehensive income	—	—	—	—	10,568	10,568	279	10,847
Net income	—	—	416,739	—	—	416,739	11,563	428,302
Balance at December 31, 2021	23,906	6,427,566	3,011,474	(5,553,908)	(2,200)	3,906,838	201,388	4,108,226
Stock related compensation	—	27,487	—	—	—	27,487	—	27,487
Issuance of common stock	40	8,072	—	—	—	8,112	—	8,112
Repurchase of common stock	(521)	(141,746)	—	—	—	(142,267)	—	(142,267)
Common dividends declared ($2.68 per share)	—	—	—	(633,078)	—	(633,078)	—	(633,078)
Vesting/exercising of OP units	—	(7,176)	—	—	—	(7,176)	7,176	—
Conversion and redemption of Omega OP Units to common stock	—	—	—	—	—	—	(9,704)	(9,704)
Omega OP Units distributions	—	—	—	—	—	—	(20,498)	(20,498)
Capital contributions from noncontrolling holder in consolidated JV	—	—	—	—	—	—	2,984	2,984
Other comprehensive income	—	—	—	—	22,525	22,525	654	23,179
Net income	—	—	426,927	—	—	426,927	11,914	438,841
Balance at December 31, 2022	23,425	6,314,203	3,438,401	(6,186,986)	20,325	3,609,368	193,914	3,803,282
Stock related compensation	—	35,276	—	—	—	35,276	—	35,276
Issuance of common stock	1,100	335,302	—	—	—	336,402	—	336,402
Common dividends declared ($2.68 per share)	—	—	—	(644,075)	—	(644,075)	—	(644,075)
Vesting/exercising of OP units	—	(14,570)	—	—	—	(14,570)	14,570	—
Conversion and redemption of Omega OP Units to common stock	3	1,018	—	—	—	1,021	(1,098)	(77)
Omega OP Units distributions	—	—	—	—	—	—	(26,397)	(26,397)
Net change in noncontrolling interest holder in consolidated JV	—	(31)	—	—	—	(31)	(171)	(202)
Other comprehensive income	—	—	—	—	9,013	9,013	273	9,286
Net income	—	—	242,180	—	—	242,180	6,616	248,796
Balance at December 31, 2023	$24,528	$6,671,198	$3,680,581	$(6,831,061)	$29,338	$3,574,584	$187,707	$3,762,291

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$248,796	$438,841	$428,302
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319,682	332,407	342,014
Impairment on real estate properties	91,943	38,451	44,658
Recovery on direct financing leases	—	—	(717)
Provision for rental income	20,633	124,758	38,806
Provision for credit losses	44,556	68,663	77,733
Amortization of deferred financing costs and loss on debt extinguishment	14,189	13,337	43,051
Accretion of direct financing leases	114	83	55
Stock-based compensation expense	35,068	27,302	21,415
Gain on assets sold – net	(79,668)	(359,951)	(161,609)
Amortization of acquired in-place leases – net	(9,450)	(5,662)	(9,516)
Straight-line rent and effective interest receivables	(41,849)	(58,994)	(50,680)
Interest paid-in-kind	(11,365)	(9,423)	(7,496)
Loss (income) from unconsolidated joint ventures	182	455	(2,060)
Change in operating assets and liabilities – net:
Contractual receivables	(3,660)	3,031	(23,169)
Lease inducements	(15,210)	5,957	(13,733)
Other operating assets and liabilities	3,775	6,472	(4,918)
Net cash provided by operating activities	617,736	625,727	722,136
Cash flows from investing activities
Acquisition of real estate	(262,453)	(229,987)	(615,873)
Acquisition deposit – net	—	—	(5,730)
Net proceeds from sale of real estate investments	585,031	759,047	318,529
Investments in construction in progress	(44,495)	(17,130)	(95,064)
Proceeds from sale of direct financing lease and related trust	—	—	717
Placement of loan principal	(420,626)	(371,987)	(251,457)
Collection of loan principal	165,191	345,665	156,276
Investments in unconsolidated joint ventures	(12,350)	(113)	(10,484)
Distributions from unconsolidated joint ventures in excess of earnings	8,807	3,328	17,868
Capital improvements to real estate investments	(38,011)	(47,221)	(44,948)
Proceeds from net investment hedges	11,378	—	—
Receipts from insurance proceeds	6,758	1,251	5,993
Net cash (used in) provided by investing activities	(770)	442,853	(524,173)
Cash flows from financing activities
Proceeds from long-term borrowings	507,072	597,403	2,275,128
Payments of long-term borrowings	(734,991)	(589,292)	(2,178,311)
Payments of financing related costs	(3,827)	(389)	(48,989)
Net proceeds from issuance of common stock	336,402	8,112	274,011
Repurchase of common stock	—	(142,267)	—
Dividends paid	(643,867)	(632,893)	(637,648)
Net payments to noncontrolling members of consolidated joint venture	(202)	81	—
Proceeds from derivative instruments	92,577	—	—
Redemption of Omega OP Units	(77)	(9,704)	(79)
Distributions to Omega OP Unit Holders	(26,397)	(20,498)	(25,229)
Net cash used in financing activities	(473,310)	(789,447)	(341,117)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	430	(2,900)	7
Increase (decrease) in cash, cash equivalents and restricted cash	144,086	276,233	(143,147)
Cash, cash equivalents and restricted cash at beginning of period	300,644	24,411	167,558
Cash, cash equivalents and restricted cash at end of period	$444,730	$300,644	$24,411

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

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of December 31, 2023, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Consolidation

The consolidated financial statements include the accounts of Omega Healthcare Investors, Inc, its wholly-owned subsidiaries, joint venture (“JVs”) and variable interest entities (“VIEs”) that it controls, through voting rights or other means. All intercompany transactions and balances have been eliminated in consolidation.

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

Our variable interests in VIEs may be in the form of equity ownership, leases and/or loans with our operators. We analyze our agreements and investments to determine whether our operators or unconsolidated joint ventures are VIEs and, if so, whether we are the primary beneficiary.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We consolidate a VIE when we determine that we are its primary beneficiary. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. Factors considered in determining whether we are the primary beneficiary of an entity include: (i) our voting rights, if any; (ii) our involvement in day-to-day capital and operating decisions; (iii) our risk and reward sharing; (iv) the financial condition of the operator or joint venture and (iv) our representation on the VIE’s board of directors. We perform this analysis on an ongoing basis. As of December 31, 2023 and 2022, we have one joint venture that is a consolidated VIE as we have concluded that we are the primary beneficiary through our equity investment in the entity. As of December 31, 2022, we also had consolidated VIEs related to the Exchange Accommodation Titleholders (“EATs”) discussed in Note 3 – Real Estate Asset Acquisitions and Development.

Revenue Recognition

Rental Income

Rental income from operating leases is recognized on a straight-line basis, inclusive of fixed annual escalators, over the lease term when we have determined that the collectibility of substantially all of the lease payments is probable. Certain of our operating leases contain provisions for an increase based on the change in pre-determined formulas from year to year (e.g., increases in the Consumer Price Index). We do not include in our measurement of our lease receivables these variable increases until the specific events that trigger the variable payments have occurred. Certain payments made to operators are treated as lease inducements and are amortized as a reduction of revenue over the lease term. Our leased real estate properties are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years. Some of our leases have options to extend, terminate or purchase the facilities, which are considered when determining the lease term.

We assess the probability of collecting substantially all payments due under our leases on several factors, including, among other things, payment history, the financial strength of the lessee and any guarantors, as applicable, historical operations and operating trends, current and future economic conditions, and expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern). If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all rents, we recognize a charge to rental income to write off straight-line rent receivables and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. Provisions for uncollectible lease payments are recognized as a direct reduction to rental income. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion, potentially resulting in increased volatility of rental income.

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

Direct Financing Lease Income

As of December 31, 2023, we have one lease for a facility that is classified as a direct financing lease. For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Costs related to originating direct financing leases are deferred and amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases.

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

If the acquisition is determined to be an asset acquisition, the Company records the purchase price and other related costs incurred to the acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis. In addition, costs incurred for asset acquisitions, including transaction costs, are capitalized.

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

In making estimates of fair value for purposes of recording asset acquisitions and business combinations, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company determines the fair value of acquired assets and liabilities as follows:

●	Land is determined based on third-party appraisals which typically include market comparables.
●	Buildings and site improvements acquired are valued using a combination of discounted cash flow projections that assume certain future revenues and costs and consider capitalization and discount rates using current market conditions as well as the residual approach.
●	Furniture and fixtures are determined based on third-party appraisals which typically utilize a replacement cost approach.
●	Mortgages and other investments are valued using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.
●	Investments in joint ventures are valued based on the fair value of the joint ventures’ assets and liabilities. Differences, if any, between the Company’s basis and the joint venture’s basis are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings (losses) of the joint venture.
●	Intangible assets and liabilities acquired are valued using a combination of discounted cash flow projections as well as other valuation techniques based on current market conditions for the intangible asset or liability being acquired. When evaluating below market leases we consider extension options controlled by the lessee in our evaluation.
●	Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.
●	Assumed debt balances are valued by discounting the remaining contractual cash flows using a current market rate of interest.
●	Noncontrolling interests are valued using a stock price, if available, or by other methods to estimate the fair value on the acquisition date.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Real Estate Properties

Real estate properties are carried at initial recorded value less accumulated depreciation. The costs of significant improvements, renovations and replacements, including interest are capitalized. Our interest expense reflected in the Consolidated Statements of Operations has been reduced by the amounts capitalized. For the years ended December 31, 2023, 2022 and 2021, we capitalized $4.3 million, $3.2 million and $1.5 million, respectively, of interest to our projects under development. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Expenditures for maintenance and repairs are expensed as they are incurred.

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

Lessee Accounting

Omega leases real estate (corporate headquarters and certain other facilities), office equipment and is party to certain ground leases on our owned facilities. We determine if an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at inception of the lease. Short-term leases, defined as leases with an initial term of 12 months or less that do not contain a purchase option, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2023 and 2022, all of the leases where we are the lessee were classified as operating leases.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In Substance Real Estate Investments

We provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying loan classification are presented as real estate loans receivable and result in the recognition of interest income. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments and presented as investments in unconsolidated joint ventures and are accounted for using the equity method. The classification of each arrangement as either a real estate loan receivable or investment in unconsolidated joint venture involves judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guarantees, estimated fair value of the collateral, and significance of borrower equity in the project, among others. The classification of such arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.

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

Deposits

We obtain liquidity deposits and other deposits, security deposits and letters of credit from certain operators pursuant to our lease and mortgage agreements. These generally represent the rental and/or mortgage interest for periods ranging from three to six months with respect to certain of our investments or the required deposits in connection with our HUD borrowings. At December 31, 2023 and 2022, we held $1.9 million and $3.5 million, respectively, in liquidity and other deposits and $36.0 million and $40.3 million, respectively, in security deposits. We also had the ability to draw on $27.1 million and $36.5 million of letters of credit at December 31, 2023 and 2022, respectively.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Goodwill Impairment

We test goodwill for potential impairment at least annually in the fourth quarter, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value. Goodwill is not deductible for tax purposes. We have had no goodwill impairment charges for the last three fiscal years.

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

Deferred Financing Costs and Original Issuance Premium and/or Discounts for Debt Issuance

External costs incurred from the placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Deferred financing costs related to our revolving line of credit are included in other assets on our Consolidated Balance Sheets and deferred financing costs related to our other borrowings are included as a direct deduction from the carrying amount of the related liability on our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. All premiums and discounts are recorded as an addition to or reduction from debt on our Consolidated Balance Sheets. Amortization of deferred financing costs and original issuance premiums or discounts totaled $13.7 million, $12.9 million and $12.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are recorded in interest expense on our Consolidated Statements of Operations.

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

The noncontrolling interest for Omega primarily represents the outstanding Omega OP Units held by outside investors. Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to Omega’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in Omega OP’s partnership agreement. As of December 31, 2023, Omega owns approximately 97% of the issued and outstanding Omega OP Units, and investors own approximately 3% of the outstanding Omega OP Units.

Foreign Operations

The U.S. dollar (“USD”) is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound (“GBP”). Total revenues from our consolidated U.K. operating subsidiaries were $56.8 million, $47.7 million and $38.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our consolidated U.K. operating subsidiaries held long-lived assets of $539.6 million and $453.4 million as of December 31, 2023 and 2022, respectively.

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

Reclassifications

Certain line items on our Consolidated Statements of Cash Flows have been combined to conform to the current period presentation.

We previously reported assets held for sale of $261.2 million on the Consolidated Balance Sheet as of December 31, 2021. As of December 31, 2022, $58.1 million of these assets no longer qualified as held for sale and were reclassified to assets held for use within the applicable line items in real estate assets – net on the Consolidated Balance Sheet as of December 31, 2021. Of the $58.1 million reclassified net of $20.8 million of accumulated depreciation, $67.5 million relates to buildings, $2.8 million relates to land and $8.6 million relates to furniture and equipment. We recorded a $3.2 million cumulative catch-up adjustment to depreciation and amortization expense related to these facilities concurrent with the reclassification in the fourth quarter of 2022.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Recent Accounting Pronouncements

ASU – 2023-07- Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements under the guidance are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the amendment to determine its impact on the Company’s disclosures.

ASU – 2023-05 - Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

On August 23, 2023, the FASB issued ASU 2023-05 requiring certain joint ventures, upon formation, to apply a new basis of accounting and initially measure most of their assets and liabilities at fair value in their financial statements. ASU 2023-05 does not affect the accounting by the joint venture’s investors. The guidance is effective for all joint ventures with a formation date on or after January 1, 2025, and early adoption is permitted either prospectively or retrospectively. The Company is still evaluating its adoption timeline, methodology and the impact on its consolidated financial statements.

ASU – 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

On March 31, 2022, the FASB issued ASU 2022-02, which eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) and requires additional disclosures for certain loan modifications. ASU 2022-02 also requires entities to disclose gross write-offs of financing receivables and net investments in leases by year of origination. Omega elected to early adopt ASU 2022-02 on a prospective basis effective January 1, 2022. During 2022, we had three loan modifications with two borrowers experiencing financial difficulty pursuant to ASU 2022-02, Guardian Healthcare (“Guardian”) and LaVie Care Centers, LLC (“LaVie,” f/k/a Consulate Health Care), that require additional disclosures. During 2023, we had three loan modifications with two borrowers experiencing financial difficulty pursuant to ASU 2022-02, Maplewood Senior Living (along with affiliates, “Maplewood”) and Agemo Holdings, LLC (“Agemo”), that require additional disclosures. The required disclosures for these loans are included in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, Note 7 – Real Estate Loans Receivable and Note 8 – Non-Real Estate Loans Receivable. We have disclosed our gross write-offs of financing receivables and direct financing leases by year of origination in Note 9 – Allowance for Credit Losses.

ASU – 2020-04, Financial Instruments – Reference Rate Reform (Topic 848)

On March 12, 2020, the FASB issued ASU 2020-04, which contains optional practical expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). The guidance may be elected over time until December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the practical expedients under ASU 2020-04 to December 31, 2024. The Company had several derivative instruments that referenced LIBOR which were terminated during the second quarter of 2023 (see Note 15 – Derivatives and Hedging). The Company also had a $1.45 billion senior unsecured multicurrency revolving credit facility and a $50.0 million senior unsecured term loan facility (see Note 14 – Borrowing Activities and Arrangements) that referenced LIBOR. During the second quarter of 2023, the Company amended its $1.45 billion senior unsecured multicurrency revolving credit facility and $50.0 million senior unsecured term loan facility to adjust the interest on each loan from a LIBOR based interest rate to a Secured Overnight Financing Rate (“SOFR”) based interest rate. For both loans we have elected to apply the optional expedient pursuant to Topic 848. As such we will account for the amendments as if the modifications were not substantial and thus a continuation of the existing contract resulting in no change to the current loan carrying values or the related deferred financing costs.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 3 – REAL ESTATE ASSET ACQUISITIONS AND DEVELOPMENT

2023 Acquisitions

The following table summarizes the significant asset acquisitions that occurred in 2023:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(1)
Q1	—	6	U.K.	$26.4	(2)	8.0%
Q2	4	—	WV	114.8	(3)	9.5%
Q2	1	—	WV	13.7		10.0%
Q3	1	—	VA	15.6		10.0%
Q3	—	14	U.K.	39.5		10.2%
Q4	1	—	MD	22.5		10.0	%(4)
Q4	—	1	U.K.	3.8		9.0%
Q4	2	—	LA	24.9		10.0%
Total	9	21		$261.2
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	In connection with this acquisition, the Company recorded $9.9 million of right-of-use assets and lease liabilities associated with ground leases assumed in the acquisition.
(3)	In connection with this acquisition, the Company also provided $104.6 million of mezzanine financing discussed further in Note 7 – Real Estate Loans Receivable and Note 8 – Non-Real Estate Receivable.
(4)	Of the 10% initial annual cash yield for this acquisition, 2% can be deferred.

2022 Acquisitions

The following table summarizes the significant asset acquisitions that occurred in 2022:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(1)
Q1	—	1	U.K.	$8.7	(2)	8.0%
Q1	—	1	U.K.	5.0		8.0%
Q1	—	27	U.K.	86.6	(2)	8.0%
Q1	1	—	MD	8.2	(3)	9.5%
Q3	—	4	U.K.	28.2		8.0%
Q4	6	1	PA, NC	88.5	(4)	9.0%
Total	7	34		$225.2
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	The total consideration paid for the one-facility U.K. acquisition and the 27-facility U.K. acquisition was $8.2 million and $100.0 million, respectively. In connection with these acquisitions, we allocated $0.5 million of the purchase consideration to a deferred tax liability related to the one-facility U.K. acquisition, and $13.4 million to a deferred tax asset related to the 27-facility U.K. acquisition. See Note 17 – Taxes for additional information.
(3)	Total consideration for the one-facility Maryland acquisition was paid on December 30, 2021, but the closing of the acquisition did not occur until January 1, 2022.
(4)	During the fourth quarter of 2022, we acquired seven facilities using a reverse like-kind exchange structure pursuant to Section 1031 of the Code (a “reverse 1031 exchange”). As of December 31, 2022, we had completed the reverse 1031 exchange for three of the acquired facilities and the remaining four acquired facilities remained in the possession of the EATs. During the second quarter of 2023, the remaining four facilities were released from the possession of the EATs, as we did not identify any qualifying exchange transactions. The EATs were classified as VIEs as they do not have sufficient equity investment at risk to permit the entity to finance its activities. The Company consolidated the EATs because it had the ability to control the activities that most significantly impacted the economic performance of the EATs and was, therefore, the primary beneficiary of the EATs. The properties held by the EATs were reflected as real estate with a carrying value of $55.2 million as of December 31, 2022. The EATs also held cash of $23.9 million as of December 31, 2022.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2021 Acquisitions

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

Construction in progress and capital expenditure investments

We invested $82.5 million, $64.4 million and $140.0 million, respectively under our construction in progress and capital improvement programs during the years ended December 31, 2023, 2022 and 2021.

During the second quarter of 2023, we purchased land located in Virginia (not reflected in the table above) for approximately $0.8 million that we plan to develop into a SNF. Concurrent with the acquisition, we amended our lease with an existing operator to include the land in the lease. We are committed to a maximum funding of $15.2 million for the development of the land. As of December 31, 2023, $2.4 million was included in construction in progress related to this development project.

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

During the third quarter of 2021, we purchased a real estate property located in Washington, D.C. (not reflected in the table above) for approximately $68.0 million and plan to redevelop the property into a 174 bed ALF. Concurrent with the acquisition, we entered into a single facility lease for this property with Maplewood Senior Living (along with affiliates, “Maplewood”) through August 31, 2045. For accounting purposes, the lease will commence upon the substantial completion of construction of the ALF, which is currently expected to be in 2025. The lease provides for the accrual of financing costs at a rate of 5% per annum during the construction phase. The lease provides for an annual cash yield of 6% in the first year following the completion of construction, increasing to 7% in year two and 8% in year three with 2.5% annual escalators thereafter. We are committed to a maximum funding of $177.7 million for the redevelopment of the real estate property, subject to ordinary development related cost changes (see Note 20 - Commitments and Contingencies). Excluding the initial acquisition cost associated with the land, Omega capitalized costs of $51.2 million, $14.9 million and $1.9 million, respectively, related to this development project for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, $136.0 million was included in construction in progress related to this development project.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 4 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

We periodically sell facilities to reduce our concentration in certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	December 31,	December 31,
	2023	2022
Number of facilities held for sale	17	2
Amount of assets held for sale (in thousands)	$93,707	$9,456

During the fourth quarter of 2023, we reclassified a total of four SNFs, with an aggregate net book value of $27.6 million, to assets held for sale as a result of the exercise of a purchase option by an operator. The estimated fair value of the facilities, based on the estimated proceeds from the sale, exceeds the net book value and as a result, no impairment was recorded in connection with reclassifying these assets to held for sale.

Asset Sales

2023 Activity

During the year ended December 31, 2023, we sold 69 facilities (64 SNFs, two ALFs, one ILF, one specialty facility and one MOB) subject to operating leases for $585.0 million in net cash proceeds, recognizing net gains of $79.7 million. Our 2023 facility sales were primarily driven by restructuring transactions and negotiations related to our lease agreements with Guardian and LaVie. In the second quarter of 2023, we sold five facilities that were previously leased to Guardian and were included in assets held for sale as of March 31, 2023. The net cash proceeds from the sale were $23.8 million, and we did not recognize any gain or loss on the sale because we had already impaired the facilities down to the estimated fair value less costs to sell during the first quarter of 2023. Additionally, we sold one facility, also previously leased to Guardian, for a sales price of $12.0 million during the second quarter of 2023, which was fully financed by Omega through a $12.0 million first lien mortgage on the facility. The one facility sale during the second quarter of 2023 and related seller financing did not meet the contract criteria to be recognized under ASC 610-20. During the year ended December 31, 2023, we received interest of $0.7 million related to such seller financing, which was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

In the third quarter of 2023, we sold seven facilities subject to operating agreements with LaVie for $84.4 million in purchase consideration, which included cash proceeds of $14.8 million and an aggregate $69.6 million pay-off of the outstanding principal and accrued interest on seven HUD mortgages on the sold properties made by the buyer, on Omega’s behalf. The sale resulted in a net loss of $5.5 million. Also in the third quarter of 2023, we recognized the sale of 11 facilities, previously leased to LaVie, related to a December 2022 transaction, further discussed below, that did not meet the contract criteria to be recognized under ASC 610-20 at the legal sale date. During the third quarter of 2023, Omega received an aggregate $104.8 million of principal prepayments for the mortgage from the seller. As a result of the principal prepayments, the Company determined the transaction met the contract criteria under ASC 610-20 and recognized the sale, resulting in a $50.2 million gain during the year ended December 31, 2023, which includes a $25 million contract liability and $5.7 million of deferred interest income received to date.

In the fourth quarter of 2023, we sold 30 facilities subject to operating agreements with LaVie for $317.9 million in purchase consideration, which included cash proceeds of $104.6 million and an aggregate $213.3 million pay-off of the outstanding principal and accrued interest on 22 HUD mortgages on the sold properties made by the buyer, on Omega’s behalf. The sale resulted in a net gain of $6.5 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2022 Activity

During the year ended December 31, 2022, we sold 66 facilities subject to operating leases for approximately $759.0 million in net cash proceeds, recognizing a net gain of approximately $360.0 million. Our 2022 sales were primarily driven by restructuring transactions and negotiations related to our lease agreements with the following operators: Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”), Guardian Healthcare (“Guardian”) and Agemo Holdings, LLC (“Agemo”). In addition, during the fourth quarter of 2022, we sold 11 facilities previously leased to and operated by LaVie which did not meet the contract criteria to be recognized under ASC 610-20. As discussed above, this sale was recognized in the third quarter of 2023, and as such are not included in the 2022 sale amounts above.

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

Real Estate Impairments

2023 Activity

During the year ended December 31, 2023, we recorded impairments of approximately $91.9 million on 25 facilities. Of the $91.9 million, $2.6 million related to two facilities that were classified as held for sale (and subsequently sold) for which the carrying values exceeded the estimated fair values less costs to sell, and $89.3 million related to 23 held for use facilities (of which $48.0 million relates to three facilities that were closed during the year) for which the carrying value exceeded the fair value. Of the $89.3 million, $51.7 million related to 20 facilities that were subsequently sold during the year but did not meet the criteria to be classified as held for sale when the impairments were recognized.

2022 Activity

During the year ended December 31, 2022, we recorded impairments of approximately $38.5 million on 22 facilities. Of the $38.5 million, $3.5 million related to two facilities that were classified as held for sale (and subsequently sold) for which the carrying values exceeded the estimated fair values less costs to sell, and $35.0 million related to 20 held for use facilities for which the carrying value exceeded the fair value, of which $17.2 million relates to 12 facilities that were leased to and operated by LaVie. $10.0 million of the 2022 impairments recorded on four held-for-use facilities relate to the 2.0% Operator discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements.

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

A summary of our net receivables by type is as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)
Contractual receivables – net	$11,888	$8,228

Effective yield interest receivables	$3,127	$5,696
Straight-line rent receivables	202,748	166,061
Lease inducements	8,782	6,041
Other receivables and lease inducements	$214,657	$177,798

Cash basis operators and straight-line receivable write-offs

We review our collectibility assumptions related to our operator leases on an ongoing basis. During the year ended December 31, 2023, we placed one existing operator and two new operators on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. There was no straight-line write-off associated with placing the existing operator on a cash basis of revenue recognition because the lease agreement did not contain any rent escalators. Omega did not previously have relationships with the two new operators placed on a cash basis of revenue recognition prior to the second quarter of 2023. The new lease agreements with each of the two new operators were executed in the second quarter of 2023 as part of transitions of facilities from other operators, and we placed them on a cash basis concurrent with the respective lease commencement dates, so there were no straight-line rent write-offs associated with moving these operators to a cash basis.

During the years ended December 31, 2022 and 2021, we placed nine and six additional operators on a cash basis of revenue recognition, respectively, as collection of substantially all contractual lease payments due from them was no longer deemed probable. In connection with placing these operators on a cash basis, we recognized $119.8 million and $36.0 million in total straight-line accounts receivable and lease inducement write-offs through rental income during the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2023, we transitioned the portfolios of four cash basis operators with an aggregate of 48 facilities to new or amended leases with five operators. We are recognizing revenue on a straight-line basis for the leases associated with these five operators. The aggregate initial contractual rent related to the 48 facilities transitioned to these five operators is $48.0 million per annum. The transitioned facilities included 14 facilities related to the operator referred to as the “1.2% Operator” below and 20 facilities related to the operator referred to as the “2.0% Operator” below for the year ended December 31, 2022. In connection with the transition of the 14 facilities, Omega made or agreed to make termination payments of $15.5 million in aggregate that were recorded as initial direct costs related to the lease with the new operator of the 14 transitioned facilities in the first quarter of 2023. These termination payments are deferred and recognized within depreciation and amortization expense on a straight-line basis over the term of the master lease.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the years ended December 31, 2023, 2022 and 2021, we also wrote-off $8.1 million, $3.2 million and $1.3 million of straight-line rent receivable balances through rental income as a result of transitioning facilities between existing operators.

As of December 31, 2023, we had 19 operators on a cash basis for revenue recognition, which represent 23.9%, 32.5% and 34.2% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2022, we had 20 operators on a cash basis for revenue recognition, which represent 36.5% and 39.2% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2022 and 2021, respectively.

Rent Deferrals and Application of Collateral

During the years ended December 31, 2023, 2022 and 2021, we allowed ten, ten and two operators to defer $35.9 million, $27.0 million and $15.6 million ($9.3 million of which was granted retrospectively) of contractual rent and interest, respectively. The deferrals during the year ended December 31, 2023 primarily related to the following operators: LaVie ($19.0 million), Healthcare Homes Limited (“Healthcare Homes”) ($8.2 million), Agemo ($1.9 million) and Maplewood ($1.8 million).

Additionally, we allowed six, seven and two operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the years ended December 31, 2023, 2022 and 2021, respectively. The total collateral applied to contractual rent and interest was $17.6 million, $11.0 million and $11.8 million for the years ended December 31, 2023, 2022 and 2021 respectively.

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

Agemo continued to not pay contractual rent and interest due under its lease and loan agreements during the year ended December 31, 2022. The Agemo Forbearance Agreement was amended multiple times throughout 2022 and the most recent 2022 amendment on December 30, 2022 extended the forbearance period through January 31, 2023. In 2022, the Agemo Rent Deferral period was also extended multiple times, and the most recent amendment extended the deferral through April 2022, after which time the deferral period terminated, with the Company remaining subject to the Agemo Forbearance Agreement through January 31, 2023. As of December 31, 2022, the aggregate rent deferred under the Agemo lease agreement was $25.2 million. As discussed in Note 4 – Assets Held for Sale, Dispositions and Impairments, we sold 22 facilities, subject to the Agemo lease agreement, during 2022.

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

Agemo resumed making contractual rent and interest payments during the second quarter of 2023 in accordance with the restructuring terms discussed above. We recorded rental income of $17.4 million for the year ended December 31, 2023 for the contractual rent payments that were received. No interest income was recognized during the year ended December 31, 2023 on the two loans with Agemo because these loans are on non-accrual status and we are utilizing the cost recovery method, under which any payments are applied against the principal amount. See Note 8 – Non-Real Estate Loans Receivable for further discussion on the impact of the restructuring on the loans. Revenue from Agemo represents approximately 1.8%, 0.0% and 3.9% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2023, 2022 and 2021, respectively.

LaVie

In the fourth quarter of 2022, Omega began the process of restructuring the portfolio with LaVie, which primarily consists of two master lease agreements and two term loan agreements. On December 30, 2022, we sold 11 facilities previously subject to one of the two leases agreements with LaVie. See further discussion on the sale and the accounting treatment in Note 4 -Assets Held For Sale, Dispositions and Impairments. Concurrent with the sale, we also amended the lease agreement impacted by the sale and our loan agreements with LaVie. The amendments to the loan agreements are discussed in Note 8 – Non-Real Estate Loans. With the lease amendment and other related documents, Omega and LaVie agreed to, among other terms:

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During 2023, we continued the process of restructuring our portfolio with LaVie by amending the lease agreements with LaVie to allow for a partial rent deferral of $19.0 million for the first four months of 2023, transitioning two facilities previously subject to the master lease with LaVie to another operator during the second quarter of 2023 and selling seven facilities previously subject to the master lease with LaVie to a third party during the third quarter of 2023. In the fourth quarter of 2023, Omega sold an additional 30 facilities and amended the master lease with LaVie to further reduce monthly rent to $3.3 million.

LaVie began to short pay contractual rent during the third quarter of 2023, which continued into the fourth quarter of 2023 with LaVie paying $5.3 million of contractual rent, a short pay of $7.8 million of the $13.1 million due under its lease agreement. For the year ended December 31, 2023, LaVie paid total contractual rent of $37.0 million, a total short pay of $21.1 million of the $58.1 million due under the lease agreement after reflecting the deferral discussed above. As LaVie was placed on a cash basis of revenue recognition for lease purposes in the fourth quarter of 2022, only the $5.3 million and $37.0 million, respectively, of contractual rent payments that were received from LaVie were recorded as rental income during the three months and year ended December 31, 2023. In January 2024, LaVie paid $1.45 million of contractual rent, a short pay of $1.85 million of the $3.3 million due under its lease agreement.

Revenue from LaVie represents approximately 3.8%, 11.1% and 9.5% of our total revenues (excluding the impact of straight-line write-offs) for the years ended December 31, 2023, 2022 and 2021, respectively.

Maplewood

During the fourth quarter of 2022, Omega began discussions with Maplewood to restructure their portfolio, which includes a lease agreement and revolving credit facility. During the fourth quarter of 2022, we placed Maplewood on a cash basis of revenue recognition and wrote-off approximately $29.3 million of straight-line rent receivables and lease inducements.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Maplewood began to short pay contractual rent during the second quarter of 2023, which continued into the fourth quarter of 2023 with Maplewood paying $9.8 million of contractual rent, a short pay of $7.5 million of the $17.3 million due under its lease agreement in the fourth quarter of 2023. Omega applied $1.8 million of Maplewood’s security deposit towards the fourth quarter shortfall and recognized rental income of $11.6 million for the three months ended December 31, 2023. The security deposit was fully exhausted in the fourth quarter of 2023. For the year ended December 31, 2023, Maplewood paid total contractual rent of $57.8 million, a total short pay of $11.5 million of the $69.3 million due under the lease agreement for the year. Omega applied all $4.8 million of Maplewood’s security deposit towards the total year to date shortfall and recognized rental income of $62.6 million for the year ended December 31, 2023. The $12.5 million option termination fee payment made in the first quarter of 2023 in connection with the restructuring agreement was accounted for as a lease inducement. As Maplewood is on a cash basis of revenue recognition, the inducement was immediately expensed and was recorded as a reduction to the $62.6 million of rental income recognized for the year ended December 31, 2023. In January 2024, Maplewood short-paid the contractual rent amount due under its lease agreement by $2.0 million. We continue to take actions to preserve our rights and are in discussions with Maplewood to address the deficiency.

As discussed further in Note 5 – Real Estate Loans Receivable, we recorded interest income of $1.5 million on the secured revolving credit facility during the three months ended March 31, 2023 for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. Revenue from Maplewood represents approximately 6.6%, 8.9% and 7.9% of our total revenues (excluding the impact of straight-line write-offs) for the years ended December 31, 2023, 2022 and 2021, respectively.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Following the execution of the restructuring agreement, Guardian resumed paying contractual rent and interest during the second quarter of 2022 and continued such payments throughout the third and fourth quarters of 2022, in accordance with the restructuring terms. For the year ended December 31, 2022, we recorded rental income of $11.3 million for the contractual rent payments that were received. Guardian continued to make contractual rent and interest payments in accordance with the restructuring terms during the first and second quarters of 2023. As discussed in Note 4 – Assets Held For Sale, Dispositions and Impairments, we sold 6 facilities previously leased to Guardian in the second quarter of 2023 and amended the master lease agreement to further reduce rent to $1.5 million. As discussed further in Note 7 – Real Estate Loans Receivable, Guardian also sold the remaining 4 facilities subject to Guardian mortgage loan in the second quarter of 2023 and used the proceeds from the sale to make a principal repayment to Omega, in the same amount, against the mortgage note. Following the repayment, Omega agreed to release the mortgage liens on the facilities.

In August 2023, Guardian failed to make the contractual rent payment due under its lease agreement and continued to fail to make the required contractual rent payments due under its lease agreement throughout the remainder of 2023. During the third and fourth quarters of 2023, we applied $2.9 million and $4.4 million, respectively, of Guardian’s security deposit to fund the unpaid rent. As Guardian is on a cash basis of revenue recognition, we recorded rental income of $4.4 million and $16.8 million for the three months and year ended December 31, 2023, respectively, for the contractual rent payments that were received from Guardian and through the application of Guardian’s security deposit. Following the application of the security deposit in the third and fourth quarters of 2023, we had a $0.1 million security deposit remaining as of December 31, 2023, which can be applied to future rent shortfalls. We are in discussions to sell or release to another operator the facilities included in Guardian’s master lease. In January 2024, Guardian did not pay the contractual rent amount due under its lease agreement of $1.5 million.

Additionally, as discussed further in Note 7 – Real Estate Loans Receivable, no mortgage interest income has been recognized on the Guardian mortgage loan during the years ended December 31, 2023 and 2022, respectively, as we were accounting for this loan under the cost recovery method. Revenue from Guardian represents approximately 1.7%, 1.1% and 2.5% of our total revenues (excluding the impact of straight-line write-offs) for the years ended December 31, 2023, 2022 and 2021, respectively.

Healthcare Homes

In December 2022, we agreed to allow Healthcare Homes, a U.K. based operator representing 3.1%, 2.9% and 2.4% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2023, 2022 and 2021, respectively, the ability to defer up to £6.7 million of contractual rent from January 2023 through April 2023 with regular payments required to resume in May 2023. During the fourth quarter of 2023, the rent deferral agreement and lease agreement were amended to, among other things, extend the repayment period for the rent deferral to six years, with full repayment due by April 1, 2030, and grant Omega the right to extend the lease by two years. During the three and six months ended June 30, 2023, Healthcare Homes elected to defer £1.7 million ($2.1 million in USD) and £6.7 million ($8.2 million in USD), respectively, of contractual rent in accordance with the December 2022 agreement. In May 2023, Healthcare Homes resumed making full contractual rent payments. Healthcare Homes has remained on a straight-line basis of revenue recognition.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As a result of Gulf Coast’s default under its master lease agreement, in August 2021, we exercised our right to accelerate the full amount of rent due under Gulf Coast’s master lease agreement. On October 14, 2021, Gulf Coast commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As described in Gulf Coast’s filings with the Bankruptcy Court, we entered into a Restructuring Support Agreement (the “Support Agreement”) that formed the basis for Gulf Coast’s restructuring and liquidation. The Support Agreement established a timeline for the implementation of Gulf Coast’s restructuring and liquidation, including the transition of management of the operations of the facilities to a third-party operator. As part of the Support Agreement, we provided $25 million of senior secured debtor-in-possession (“DIP”) financing to Gulf Coast, which is discussed in further detail in Note 8 – Non-Real Estate Loans Receivable. In November 2021, Gulf Coast entered into management and operations transfer agreements (“MOTAs”) with a new manager (“New Manager”), pursuant to which the management of 23 of the 24 facilities subject to the master lease with Omega were performed by New Manager during an interim period until the license for the facilities subject to the MOTAs could be obtained by a new operator (“New Operator”). During the interim period, no rent was paid by Gulf Coast, and we provided a $20 million working capital loan to New Manager, discussed in further detail in Note 8 – Non-Real Estate Loans Receivable. The Bankruptcy Court approved the MOTAs on November 24, 2021 and the operations were transitioned effective December 1, 2021. On June 27, 2022, the Bankruptcy Court entered its order confirming Gulf Coast’s bankruptcy plan which provided for, among other things, an allowed claim of $49.0 million in relation to the accelerated rent due under Gulf Coast’s master lease agreement. Payment of the allowed claim has been redirected, with Omega’s approval, under the Plan to Gulf Coast’s unsecured creditors.

As a result of Gulf Coast’s non-payment of contractual rent, in the second quarter of 2021, we placed Gulf Coast on a cash basis of revenue recognition and wrote-off straight-line rent receivable balances of $17.4 million through rental income. Subsequent to placing Gulf Coast on a cash basis of revenue recognition in June 2021, we recognized $24.6 million of rental income over the remaining period of 2021, based on our ability to offset any uncollected rent receivables against Gulf Coast’s security deposit and against certain debt obligations of Omega, as discussed further below. We held a security deposit of $3.3 million from Gulf Coast, which we applied against Gulf Coast’s obligations in the second and third quarters of 2021. In relation to Gulf Coast, a subsidiary of Omega (“Omega Obligor”) is the obligor on five notes due to third parties with aggregate outstanding principal of $20.0 million (collectively, the “Subordinated Debt”) that bear interest at 9% per annum with a maturity date of December 21, 2021 (see Note 14 – Borrowing Activities and Arrangements). Under the terms of the Subordinated Debt, to the extent Gulf Coast fails to pay rent when due to us under its master lease, Gulf Coast’s unpaid rent can be used to offset Omega Obligor’s obligations under the Subordinated Debt (on a quarterly basis with respect to interest and, under some circumstances, on an annual basis with respect to principal). As of December 31, 2021, we have offset $1.3 million of accrued interest and $20.0 million of principal under the Subordinated Debt against the uncollected rent under the master lease with Gulf Coast. Following the application of these offsets, Omega has no further obligations under the Subordinated Debt. See Note 20 – Commitments and Contingencies for additional discussion regarding ongoing litigation related to the Subordinated Debt.

As discussed in Note 4 – Assets Held For Sale, Dispositions and Impairments, we sold 22 facilities that were previously leased and operated by Gulf Coast in the first quarter of 2022. We transitioned one facility that was previously leased and operated by Gulf Coast to another operator in the second quarter of 2022.

3.8% Operator

From January through March 2022, an operator (the “3.8% Operator”) representing 3.8%, 3.7% and 3.4% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2023, 2022 and 2021, respectively, did not pay its contractual amounts due under its lease agreement. In March 2022, the lease with the 3.8% Operator was amended to allow for a short-term rent deferral for January through March 2022. The deferred rent balance accrues interest monthly at a rate of 5% per annum. The 3.8% Operator paid the contractual amount due under its lease agreement from April 2022 through December 2023. Omega holds a $1.1 million security deposit from the 3.8% Operator as collateral under its lease agreement. The 3.8% Operator remains on a straight-line basis of revenue recognition.

We have a revolving credit facility with the 3.8% Operator that has a maximum capacity of $25.0 million with an outstanding principal balance of $23.7 million as of December 31, 2023. The credit facility is secured by a first lien on the accounts receivable of the 3.8% Operator. The 3.8% Operator paid contractual interest under the facility from January 2022 through December 2023. See Note 8 – Non-Real Estate Loans Receivable for additional details.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

1.2% Operator

In March 2022, an operator (the “1.2% Operator”), representing 1.2% and 2.1% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2022 and 2021, respectively, did not pay its contractual amounts due under its lease agreement. In April 2022, the lease with the 1.2% Operator was amended to allow the operator to apply its $2.0 million security deposit toward payment of March 2022 rent and to allow for a short-term rent deferral for April 2022 with regular rent payments required to resume in May 2022. The 1.2% Operator paid contractual rent in May 2022, but it failed to pay the full contractual rent for June 2022 on a timely basis. We placed the 1.2% Operator on a cash basis of revenue recognition during the second quarter of 2022 and wrote-off approximately $8.3 million of straight-line rent receivables. During the third and fourth quarters of 2022, the 1.2% Operator made partial contractual rent payments totaling $4.0 million. As discussed above, we transitioned all 14 facilities previously include in the 1.2% Operator’s master lease to another operator during the first quarter of 2023.

2.0% Operator

In June 2022, an operator (the “2.0% Operator”), representing 2.0% and 2.1% of total revenue (excluding the impact of write-offs) for the years ended December 31, 2022 and 2021, respectively, short-paid the contractual rent amount due under its lease agreement by $0.6 million. In July 2022, we drew the full $5.4 million letter of credit that was held as collateral from the 2.0% Operator and applied $0.6 million of the proceeds to pay the unpaid portion of June 2022 rent. In the third quarter of 2022, the 2.0% Operator continued to short-pay the contractual amount due under its lease agreement. As such, we applied $3.3 million of the remaining proceeds of the letter of credit to pay the unpaid portion of July, August and September 2022 rent. We placed the 2.0% Operator on a cash basis of revenue recognition during the third quarter of 2022 and wrote-off approximately $10.5 million of straight-line rent receivables and lease inducements. In the fourth quarter of 2022, the 2.0% Operator paid $2.2 million in contractual rent and we applied the remaining $1.5 million of collateral against the remaining unpaid rent. During the fourth quarter of 2022, we transitioned three of the facilities previously included in the 2.0% Operator’s master lease to another operator. As discussed above, during the first quarter of 2023, we transitioned the remaining 20 facilities previously included in the 2.0% Operator’s master lease to other operators.

Lease Inducements

As discussed in the “Maplewood” section above, the $12.5 million option termination fee payment made in the first quarter of 2023 in connection with the Maplewood restructuring agreement was accounted for as a lease inducement. In addition, for the year ended December 31, 2023, we provided a funding of $3.4 million to Healthcare Homes, which was accounted for as a lease inducement and will be amortized as a reduction to rental income over the remaining contractual term of the lease. For the year ended December 31, 2021, we provided fundings of $22.3 million to our operators subject to operating leases, which were accounted for as lease inducements and will be amortized as a reduction to rental income over the remaining term of the leases. Of the $22.3 million funded in 2021, $20 million was paid to LaVie and $2.3 million was paid to four other existing operators.

NOTE 6 –LEASES

Lease Income

The following table summarizes the Company’s rental income from operating leases:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Rental income – operating leases	$811,123	$735,247	$911,701
Variable lease income – operating leases	14,257	14,961	11,976
Total rental income	$825,380	$750,208	$923,677

Our variable lease income primarily represents the reimbursement of real estate taxes by operators that Omega pays directly.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following amounts reflect the future minimum lease payments due to us for the remainder of the initial terms of our operating leases as of December 31, 2023:

(in thousands)
2024	$816,703
2025	836,729
2026	858,145
2027	831,150
2028	748,652
Thereafter	4,841,217
Total	$8,932,596

Lease Costs

As of December 31, 2023, the Company is a lessee under ground leases and/or facility leases related to 10 SNFs, four ALFs and two offices. For the years ended December 31, 2023, 2022 and 2021, the expenses associated with these operating leases were $2.8 million, $2.2 million and $2.2 million, respectively and are included within general and administrative expense on the Statements of Operations.

The following table summarizes the balance sheet information related to leases where the Company is a lessee:

	December 31,	December 31,
	2023	2022

	(in thousands)
Other assets - right of use assets	$30,178	$17,849

Accrued expenses and other liabilities – lease liabilities	$31,625	$19,130

In connection with a 6-facility asset acquisition in the first quarter of 2023, the Company recorded $9.9 million of right-of-use assets and lease liabilities associated with ground leases assumed in the acquisition.

Direct Financing Leases

The components of investments in direct financing leases consist of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Minimum lease payments receivable	$22,628	$23,756
Less unearned income	(11,423)	(12,437)
Investment in direct financing leases	11,205	11,319
Less allowance for credit losses on direct financing leases	(2,489)	(2,816)
Investment in direct financing leases – net	$8,716	$8,503

Properties subject to direct financing leases	1	1
Number of direct financing leases	1	1

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 7 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of December 31, 2023, our real estate loans receivable consists of ten fixed rate mortgages on 55 long-term care facilities and 17 other real estate loans. The mortgage notes relate to facilities located in eight states that are operated by nine independent healthcare operating companies. The other real estate loans are with seven of our operators as of December 31, 2023. We monitor compliance with the loans and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

The principal amounts outstanding of real estate loans receivable, net of allowances, were as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)
Mortgage notes due 2030; interest at 11.18%(1)	$514,866	$506,321
Mortgage notes due 2037; interest at 10.50%	72,420	72,420
Mortgage note due 2025; interest at 7.85%	62,010	63,811
Mortgage note due 2028; interest at 10.00%	50,000	—
Mortgage note due 2031; interest at 11.27%	—	76,049
Other mortgage notes outstanding(2)	55,141	12,922
Mortgage notes receivable – gross	754,437	731,523
Allowance for credit losses on mortgage notes receivable	(55,661)	(83,393)
Mortgage notes receivable – net	698,776	648,130
Other real estate loan due 2035; interest at 7.00%	263,520	250,500
Other real estate loans due 2023-2030; interest at 11.77%(1)(3)	120,576	43,628
Other real estate loans due 2024; interest at 13.20%(1)	106,807	98,440
Other real estate loans outstanding(4)	57,812	20,000
Other real estate loans – gross	548,715	412,568
Allowance for credit losses on other real estate loans	(35,329)	(17,967)
Other real estate loans – net	513,386	394,601
Total real estate loans receivable – net	$1,212,162	$1,042,731
(1)	Approximates the weighted average interest rate on facilities as of December 31, 2023.
(2)	Other mortgage notes outstanding have a weighted average interest rate of 9.45% per annum as of December 31, 2023 with maturity dates ranging from 2024 through 2026. Two of the mortgage notes with an aggregate principal balance of $12.9 million are past due and have been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(3)	Other real estate loans due 2023-2030 included five loans with a maturity date of December 31, 2023 that were subsequently fully repaid in January 2024.
(4)	Other real estate loans outstanding have a weighted average interest rate of 11.25% as of December 31, 2023, with maturity dates ranging from 2027 to 2033.

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Mortgage notes – interest income	$68,340	$74,233	$91,661
Other real estate loans – interest income	29,426	36,089	31,988
Total real estate loans interest income	$97,766	$110,322	$123,649

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Mortgage Notes due 2030

At December 31, 2023, Omega had $514.9 million of Mortgage Notes with Ciena Healthcare Management, Inc (“Ciena”) consisting of the following:

●	A Ciena master mortgage with initial principal of $415 million that matures in 2030 (the “Ciena Master Mortgage”). The Ciena Master Mortgage note bore an initial interest rate of 9.0% per annum which increases by 0.225% per annum. In May 2020, we amended the Ciena Master Mortgage to increase the interest rate by 54 basis points from 10.13% per annum to 10.67% per annum and we sold eight SNFs and one ALF located in Michigan to Ciena for $83.5 million (as discussed below). During 2022, Ciena repaid $92.4 million under the Ciena Master Mortgage. Concurrent with this repayment, we released the mortgage liens on five facilities in exchange for the partial repayment. As of December 31, 2023, the outstanding principal balance of the Ciena Master Mortgage note is $277.8 million and it is secured by 19 facilities. The interest rate on the Ciena Master Mortgage was 11.57% at December 31, 2023.
●	Multiple incremental facility mortgages, construction and/or improvement mortgages with maturities through 2030 (with the exception of one construction mortgage with principal of $28.1 million that matures in 2024) with initial annual interest rates ranging between 8.5% and 10% and fixed annual escalators of 2% or 2.5% over the prior year’s interest rate, or a fixed increase of 0.225% per annum. During the second quarter of 2021, one construction mortgage, included in the mortgage notes described above, with an original maturity date of 2021 was extended to 2029 and converted into a facility mortgage. During the third quarter of 2021, we acquired a facility which was previously subject to a $13.9 million construction mortgage, also included in the notes described above, and subsequently leased the property back to Ciena. During 2022, Ciena repaid $51.0 million under seven additional mortgages. Concurrent with this repayment, we released the mortgage liens on two facilities in exchange for the partial repayment. As of December 31, 2023, the outstanding principal balance of these mortgage notes which are secured by three facilities is $104.4 million.
●	A $44.7 million mortgage note related to five SNFs located in Michigan. The mortgage note matures on June 30, 2030 and bore an initial annual interest rate of 9.5% which increases each year by 0.225%. During 2022, Ciena repaid $15.1 million under this mortgage. Concurrent with this repayment, we released the mortgage liens on one facility in exchange for the partial repayment. As of December 31, 2023, the outstanding principal balance of this mortgage note is $28.6 million and it is secured by four SNFs. The interest rate on the mortgage note was 10.63% at December 31, 2023.
●	A $83.5 million mortgage note related to eight SNFs and one ALF located in Michigan. These nine facilities were formerly leased to Ciena and were sold to Ciena by issuance of a first mortgage on May 1, 2020. The mortgage note matures on June 30, 2030 and bore an initial annual interest rate of 10.31% which increases each year by 2%. The interest rate on the mortgage note was 10.94% at December 31, 2023. As of December 31, 2023, the outstanding principal balance of this mortgage note is $82.8 million.
●	A $21.3 million mortgage note related to one SNF located in Ohio. The mortgage note had an original maturity date of March 31, 2022 and bore an initial annual interest rate of 9.5%. During the year ended December 31, 2023, we amended the mortgage note to extend the maturity date to December 31, 2023 and to increase the interest rate to 9.74% beginning April 1, 2022 and to 9.98% beginning April 1, 2023. As of December 31, 2023, the outstanding principal balance of this mortgage note is $21.3 million. Subsequent to year end, the mortgage note was amended to extend the maturity date to December 31, 2024 and to increase the interest rate to 10% beginning January 1, 2024.

The mortgage notes with Ciena are cross-defaulted and cross-collateralized with our existing master lease and other non-real estate loans with Ciena.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Mortgage Note due 2037

On July 1, 2021, we financed six SNFs in Ohio and amended an existing $6.4 million mortgage, inclusive of two Ohio SNFs, to include the six facilities in a consolidated $72.4 million mortgage for eight Ohio facilities bearing interest at an initial rate of 10.5% per annum. The mortgage loan originally had a maturity date of December 31, 2032, which was subsequently amended in the second quarter of 2023 to December 31, 2037. As of December 31, 2023, the outstanding principal balance of this mortgage note is $72.4 million.

Mortgage Note due 2025

In connection with our acquisition of MedEquities Realty Trust, Inc. on May 17, 2019, the Company acquired a first mortgage lien issued to Lakeway Realty, L.L.C., an unconsolidated joint venture discussed in Note 11 – Investments in Joint Ventures. The loan had original principal of approximately $73.0 million and bore interest at 8% per annum based on a 25-year amortization schedule with a March 20, 2025 maturity date. We determined the acquisition date fair value of the acquired mortgage was $69.1 million. As of December 31, 2023, this mortgage had a carrying value of $62.0 million.

Mortgage Note due 2028

On December 28, 2023, we funded a $50.0 million mortgage loan to a new operator for the purpose of acquiring four Illinois facilities. The mortgage loan bears interest at 10% and matures on December 28, 2028. Interest is payable monthly in arrears. The loan is secured by a first mortgage lien on the four facilities.

Mortgage Note due 2031

On January 17, 2014, we entered into a $112.5 million first mortgage loan with Guardian. The loan was originally secured by seven SNFs and two ALFs located in Pennsylvania and Ohio. The mortgage was cross-defaulted and cross-collateralized with our existing master lease with the operator. In March 2018, we extended the maturity date to January 31, 2027 and provided an option to extend the maturity for a five year period through January 31, 2032 and a second option to extend the maturity through September 30, 2034.

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, Guardian failed to pay contractual rent and interest to us during the fourth quarter of 2021. The mortgage loan was placed on non-accrual status for interest recognition in October 2021 and was being accounted for under the cost recovery method. On December 30, 2021, we acquired two facilities, previously subject to the Guardian mortgage loan, in consideration for a reduction of $8.7 million in the mortgage principal and added the facilities to the master lease agreement. Following Guardian’s non-payment of rent and interest during the fourth quarter of 2021 and further negotiations with Guardian in the fourth quarter, we elected to evaluate the risk of loss on the loan on an individual basis. As the fair value of the 7 properties that collateralized the mortgage loan were estimated to be less than the remaining principal as of December 31, 2021 of $103.8 million, we reserved an additional $38.2 million through provision for credit losses in the fourth quarter of 2021. The total reserve as of December 31, 2021, related to the mortgage loan was $47.1 million and reduced the loan carrying value to the estimated fair value of the collateral of $56.7 million as of December 31, 2021. We also fully reserved approximately $1.0 million of contractual interest receivable related to the mortgage loan with Guardian in the fourth quarter of 2021.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Guardian continued to not pay contractual rent and interest due under its lease and mortgage loan agreements during the first quarter of 2022. On February 15, 2022, Guardian completed the sale of three facilities subject to the Guardian mortgage loan with Omega. Concurrent with the sale, Omega agreed to release the mortgage liens on these facilities in exchange for a partial paydown of $21.7 million. In connection with the partial paydown, we recorded a $5.1 million recovery for credit losses in the first quarter of 2022 related to the Guardian mortgage loan. In the second quarter of 2022, we agreed to a formal restructuring agreement and amendments to the master lease and mortgage loan with Guardian, which among other adjustments, extended the loan maturity and allowed for the deferral of certain contractual interest as discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements. These amendments were treated as a loan modification provided to a borrower experiencing financial difficulty. Following the execution of the restructuring agreement, Guardian resumed paying contractual rent and interest during the second quarter of 2022 and continued such payments throughout the remainder of 2022, in accordance with the restructuring terms. In the third and fourth quarters of 2022, we reserved an additional $0.3 million, in aggregate, through provision for credit losses due to a decrease in the estimated fair value of the four facilities that are collateral under the mortgage.

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

During the years ended December 31, 2023 and 2022, we received $3.9 million and $6.0 million, respectively, of interest payments that we applied against the outstanding principal balance of the loan and recognized a recovery for credit loss equal to the amount of payments applied against principal.

Other mortgage notes outstanding

As of December 31, 2023, our other mortgage notes outstanding represent five mortgage loans to five operators with liens on six facilities. Included below are significant new mortgage loans within this bucket that were entered into during the years ended December 31, 2023 and 2022 and significant updates to any existing loans.

Mortgage Note due 2026

In October 2023, we funded a $29.5 million mortgage loan to a new operator for the purpose of acquiring two Pennsylvania facilities. The mortgage loan bears interest at 10% and matures on October 1, 2026. Interest is payable monthly in arrears; however, under certain conditions prior to August 31, 2025, the borrower can elect to pay a portion of interest as PIK interest. The maximum PIK interest allowable under the mortgage loan is $3.0 million. Due to the fact that the borrower can elect to pay a portion of interest as PIK interest, this loan will initially be accounted for on a non-accrual status for interest recognition. The loan is secured by a first mortgage lien on the two facilities.

Other real estate loan due 2035

On July 31, 2020, we entered into a $220.5 million secured revolving credit facility with Maplewood as a part of an overall restructuring with this operator. Loan proceeds under the credit facility may be used to fund Maplewood’s working capital needs. Advances made under this facility bear interest at a fixed rate of 7% per annum and the facility originally matured on June 30, 2030. On June 22, 2022, we amended the secured revolving credit facility with Maplewood to increase the maximum commitment under the facility from $220.5 million to $250.5 million. Maplewood was determined to be a VIE when this loan was originated in 2020. Our balances and risk of loss associated with Maplewood are included within our disclosures in Note 10 – Variable Interest Entities. As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, we began negotiations to restructure and amend Maplewood’s lease and loan agreements during the fourth quarter of 2022. As a result of the anticipated restructuring, we placed the Maplewood revolving credit facility on non-accrual status for interest recognition during the fourth quarter of 2022 due to the anticipated restructuring of its lease and loan agreement.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In the first quarter of 2023, Omega entered into a restructuring agreement and a loan amendment that modified the revolving credit facility. As part of the restructuring agreement and loan amendment, Omega agreed to extend the maturity date to June 2035, increase the capacity of the senior revolving credit facility from $250.5 million to $320.0 million, including PIK interest applied to the principal, and to convert the 7% cash interest due on the senior revolving credit facility to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, and 4% cash interest and 3% PIK interest in 2025 and through the maturity date. The maximum PIK interest allowable under the credit facility, as amended, is $52.2 million. This amendment was treated as a loan modification provided to a borrower experiencing financial difficulty.

During the three months ended March 31, 2023, we recorded interest income of $1.5 million on the secured revolving credit facility for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. We did not record any interest income related to the PIK interest during the year ended December 31, 2023. As of December 31, 2023, the amortized cost basis of this loan was $263.5 million, which represents 20.2% of the total amortized cost basis of all real estate loan receivables. As of December 31, 2023, the remaining commitment under the secured revolving credit facility, including the unrecognized PIK interest, was $39.0 million.

Other real estate loans due 2023-2030

On June 28, 2022, we entered into a $35.6 million mezzanine loan with an existing operator related to new operations undertaken by the operator. The loan bears interest at a fixed rate of 12% per annum and matures on June 30, 2025. The loan also requires quarterly principal payments of $1.0 million commencing on January 1, 2023 and additional payments contingent on the operator’s achievement of certain metrics. The loan is secured by a leasehold mortgage and a pledge of the operator’s equity interest in a joint venture. As of December 31, 2023, the outstanding principal balance of this loan is $31.6 million.

On April 14, 2023, we entered into two mezzanine loans, with principal balances of $68.0 million and $6.6 million, respectively, with an existing operator and its affiliates in connection with the operator’s acquisition of 13 SNFs in West Virginia. The $68.0 million loan matures on April 13, 2029 and bears interest at a variable rate that results in a blended interest rate of 12% per annum across this loan and three other loans, including the $6.6 million mezzanine loan and both $15.0 million mezzanine loans discussed under Notes due 2024-2029 in Note 8 – Non-Real Estate Loans Receivable. The $68.0 million loan requires quarterly principal payments of $1.0 million commencing on July 1, 2023 and additional payments contingent on certain metrics. The $68.0 million loan is secured by a leasehold mortgage and a pledge of the operator’s equity interest in subsidiaries of the operator. The $6.6 million mezzanine loan matures on April 14, 2029 and bears interest at a rate of 8% per annum. The $6.6 million mezzanine loan was made to a new real estate joint venture, RCA NH Holdings RE Co., LLC, that we formed in April 2023 with the acquiring operator (see Note 11 – Investments in Joint Ventures for additional information on this joint venture).

Other real estate loans due 2024

Our other real estate loans due in 2024 consist of two secured term loans with Genesis with initial borrowings of $48.0 million and $16.0 million at issuance. The $48.0 million term loan was issued in July 2016 (the “2016 Term Loan”), with subsequent amendments in 2018, 2019, 2021 and 2023, and currently bears interest at a fixed rate of 14% per annum, of which 9% per annum is paid-in-kind. The 2016 Term Loan was initially scheduled to mature on July 29, 2020, but through the amendments noted above, the maturity date of this loan was extended to March 29, 2024. The $16.0 million secured term loan was issued on March 6, 2018 (the “2018 Term Loan”), with subsequent amendments in 2021 and 2023, and bears interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind. The 2018 Term Loan was initially scheduled to mature on July 29, 2020, but through the amendments noted above was extended to March 29, 2024. Both the 2016 and 2018 Term Loans are on an accrual status as of December 31, 2023. Both the 2016 and 2018 Term Loans are secured by a first priority lien on and security interest in certain collateral of Genesis. As of December 31, 2023, there was approximately $85.4 million and $21.4 million outstanding on the 2016 and 2018 Term Loans, respectively.

Other real estate loans outstanding

As of December 31, 2023, our other real estate loans outstanding represent four loans to four operators. Included below are the significant new loans entered into during the years ended December 31, 2023 and 2022 and significant updates to any existing loans.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

$8.7 million Mezzanine Loan

In October 2023, we funded a $8.7 mezzanine loan to a new operator in connection with the funding of a $29.5 million mortgage loan to the same operator for the purpose of acquiring two Pennsylvania facilities, as discussed above. The mezzanine loan bears interest at 7% and matures on October 1, 2028. Interest is payable monthly in arrears; however, under certain conditions prior to August 31, 2025, the borrower can elect to pay a portion of interest as PIK interest. The maximum PIK interest allowable under the mezzanine loan is $0.6 million. Due to the fact that the borrower can elect to pay a portion of interest as PIK interest, this loan will initially be accounted for on a non-accrual status for interest recognition. The loan is secured by a second mortgage lien on the two facilities.

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

NOTE 8 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators and/or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower and/or personal guarantees. As of December 31, 2023, we had 44 loans with 23 different borrowers. A summary of our non-real estate loans is as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)
Notes due 2024-2029; interest at 11.22%(1)	$92,681	$55,981
Notes due 2036; interest at 5.63%	77,854	55,791
Notes due 2024-2026; interest at 10.69%(1)	53,300	10,800
Note due 2024; interest at 7.50%(2)	44,999	47,999
Notes due 2036; interest at 2.00%	32,308	32,539
Note due 2027; interest at 12.00%	—	39,653
Other notes outstanding(3)	96,104	66,386
Non-real estate loans receivable – gross	397,246	309,149
Allowance for credit losses on non-real estate loans receivable	(121,631)	(83,868)
Total non-real estate loans receivable – net	$275,615	$225,281
(1)	Approximate weighted average interest rate as of December 31, 2023.
(2)	During the year ended December 31, 2023, the interest rate was amended to increase the interest rate on borrowings in excess of $45 million to 10% through October 15, 2023, and to 12% thereafter. The interest rate remains at 7.5% for borrowings that do not exceed $45 million. All borrowings in excess of $45 million had been repaid by December 31, 2023.
(3)	Other notes outstanding have a weighted average interest rate of 8.04%, as of December 31, 2023, with maturity dates ranging from 2024 through 2030 (with $9.4 million maturing in 2024). Three of the other notes outstanding with an aggregate principal balance of $9.2 million are past due and have been written down to the estimated fair value of the underlying collateral of zero, through our allowance for credit losses.

For the years ended December 31, 2023, 2022 and 2021, non-real estate loans generated interest income of $22.1 million, $13.6 million and $12.7 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Notes due 2024-2029

Notes due 2024-2029 consist of 14 loans with the same operator, the majority of which are primarily short-term revolving lines of credit that are collateralized by the accounts receivable of certain operations of the operator. The most significant of the outstanding loans is a revolving line of credit that we entered into on June 28, 2022 in connection with the $35.6 million mezzanine loan discussed in Note 7 – Real Estate Loans Receivable above. The loan proceeds were used by this operator to finance working capital requirements of new operations in a new state to the operator. The line of credit bears interest at a fixed rate of 10% per annum and had an original maturity date of June 30, 2023 (or earlier based on certain state reimbursement conditions), which was subsequently extended during 2023 to June 30, 2024. The revolving line of credit is secured by a first priority interest on the operator’s accounts receivable related to the new operations. As of December 31, 2023, the outstanding principal under this revolving line of credit was $33.0 million.

During the second quarter of 2023, we entered into two $15.0 million mezzanine loans with the same operator and its affiliates in connection with the operator’s acquisition of 13 SNFs in West Virginia (discussed in Note 7 – Real Estate Loans Receivable). The first $15.0 million mezzanine loan (the “2028 Mezz Loan”) matures on April 1, 2028 and bears interest at a variable rate based on the one-month term SOFR plus 8.6% per annum. The 2028 Mezz Loan requires monthly principal payments commencing on May 1, 2023 and is secured by a pledge of the operator’s equity interest in its subsidiaries. The second $15.0 million mezzanine loan (the “2029 Mezz Loan”) matures on April 13, 2029 and bears interest at a fixed rate of 12% per annum. The 2029 Mezz Loan also requires quarterly principal payments commencing on July 1, 2023 and additional payments contingent on the operator’s achievement of certain metrics. The 2029 Mezz Loan is secured by a pledge of the operator’s equity interest in its subsidiaries. In connection with the 2028 Mezz Loan and 2029 Mezz Loan, we also provided a $3.3 million working capital loan to a new joint venture, WV Pharm Holdings, LLC, which we formed in April 2023 with the acquiring operator (see Note 11 – Investments in Joint Ventures for additional information on this joint venture).

Notes due 2036; interest at 5.63%

As of December 31, 2022, Notes due 2036 consisted of a $32 million secured term loan (the “Agemo Term Loan”) and a $25.0 million secured working capital loan (the “Agemo WC Loan”) with Agemo. The Agemo Term Loan was acquired in 2016 and bore interest at 9% per annum. The Agemo Term Loan had a maturity date of December 31, 2024 and was secured by a security interest in certain collateral of Agemo. The Agemo WC Loan was issued on May 7, 2018 and bore interest at 7% per annum. The Agemo WC Loan had a maturity date of April 30, 2025 and was primarily secured by a collateral package that includes a second lien on the accounts receivable of Agemo. The proceeds of the Agemo WC Loan were used to pay operating expenses, settlement payments, fees, taxes and other costs approved by the Company.

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

Agemo exercised its option to defer the interest payments due on April 1, 2023 and resumed making interest payments in May 2023 in accordance with the restructuring terms discussed above. During the year ended December 31, 2023, we received $3.2 million of interest payments from Agemo that we applied against the outstanding principal of the loans and recognized a recovery for credit loss equal to the amount of payments applied against the principal. As of December 31, 2023, the amortized cost basis of these loans was $77.9 million, which represents 19.6% of the total amortized cost basis of all non-real estate loans receivables. As of December 31, 2023, the total reserves related to the Agemo Replacement loans was $71.9 million.

Notes due 2024-2026

On December 19, 2023, the Company entered into a $50.0 million secured term loan with a principal of an operator that bears interest at a fixed rate of 11% per annum and matures on December 19, 2026. In connection with entering into this loan, we also entered into two lease amendments to extend the term of two leases with entities associated with this principal. The loan is collateralized by a pledge of equity interests in a closely held corporation of which the principal is the majority owner. The loan requires monthly interest and principal payments commencing January 19, 2024.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note due 2024

On July 8, 2019, the Company entered into a $15 million unsecured revolving credit facility agreement with a principal of an operator that bears interest at a fixed rate of 7.5% per annum and originally matured on July 8, 2022. The loan is collateralized by the assets of the principal and is cross-collateralized with the lease and other loans of the operator of which this borrower is the principal. During 2022, this revolving credit facility was amended multiple times to increase the maximum principal to $48 million, extend the maturity date to December 31, 2024 and require monthly principal payments of $0.5 million beginning in July 2022, which increase to $1.0 million in January 2023, to $1.5 million in August 2023 and to $2.5 million in December 2023. No principal payment amounts were required for the months of November and December 2022. During 2023, this revolving credit facility was further amended to increase the maximum principal to $55 million, increase the interest rate on certain borrowings as discussed above and modify the principal payment schedule. During the third and fourth quarters of 2023, the borrower failed to make aggregate contractual principal payments of $8.5 million due under the revolving credit facility. In February 2024, we amended the revolving credit facility agreement to, among other items, extend the maturity date to December 31, 2025 and to modify the mandatory principal payments required under the loan, such that the $8.5 million of missed principal payments are no longer past due and will be paid over the remaining loan term. Additionally, the amendment increased the interest rate on principal balances exceeding $15.0 million to 8% in January 2024, with further interest rate increases to 9% and 10% in April 2024 and June 2024, respectively.

Notes due 2036; interest at 2.00%

On September 1, 2021, we entered into an $8.3 million term loan with LaVie to be funded through monthly advances in the amount of $0.7 million from September 2021 through August 2022. This term loan bore interest at a fixed rate of 7% per annum (which may be paid-in-kind for the first year of the loan), originally matured on March 31, 2031 and required monthly principal payments of $0.1 million commencing September 1, 2022. The loan is secured by a guarantee from LaVie’s parent entities.

On March 25, 2022, we entered into a $25.0 million term loan with LaVie that bore interest at a fixed rate of 8.5% per annum and originally matured on March 31, 2032. This term loan required quarterly principal payments of $1.3 million commencing January 1, 2028 and is secured by a second priority lien on the operator’s accounts receivable.

During the fourth quarter of 2022, we amended these loans with LaVie to, among other terms, extend the loan maturities to November 30, 2036 to align with the lease term, and starting in January 2023, reduce the interest rates to 2%, remove the requirement to make any principal payments until the maturity dates and to convert from monthly cash interest payments to PIK interest. These amendments were treated as loan modifications to a borrower experiencing financial difficulty. Given the modifications, we evaluated the risk of loss on these loans on an individual basis based on the fair value of the collateral. Based on our evaluation of the collateral, during the fourth quarter of 2022, we recognized provisions for credit losses of $7.5 million related to the $8.3 million term loan (to fully reserve the loan balance) and $15.8 million related to the $25.0 million term loan. Following the sale of 11 facilities in the fourth quarter of 2022, discussed in Note 4 – Assets Held for Sale, Dispositions and Impairments, the remaining accounts receivable outstanding that collateralize the $25.0 million term loan was insufficient to support the current outstanding balance, and as a result, we recorded the additional reserves to reduce the carrying value of the $25.0 million loan to the fair value of the collateral. Additionally, the loans were placed on non-accrual status and we will use the cost recovery method and will apply any interest and fees received directly against the principal of the loans. During the year ended December 31, 2022, we applied $0.4 million of interest payments received to the $25.0 million term loan principal balance outstanding and $0.1 million of interest payments received to the $8.3 million term loan principal balance outstanding. As of December 31, 2023, the amortized cost basis of these loans was $32.3 million, which represents 8.1% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of December 31, 2023 related to the LaVie loans was $28.7 million.

Note due 2027

On September 1, 2022, we entered into a $40.0 million mezzanine loan with a new operator. The loan bore interest at a fixed rate of 12% per annum with a September 14, 2027 maturity date. In February 2023, this loan was repaid.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other notes outstanding

As of December 31, 2023, our other notes outstanding represent 23 loans to operators and/or principals that primarily consists of term loans and working capital loans or revolving credit facilities. Many of these loans are not individually significant and the use of proceeds of these loans can vary. Included below are the significant new loans entered into during the years ended December 31, 2023 and 2022 and significant updates to any existing loans.

Working Capital Loan – $20 million

In November 2021, we entered into a $20.0 million working capital loan (the “$20.0 million WC loan”) with an operator that managed, on an interim basis for a 4-month period, the operations of 23 facilities formerly leased to Gulf Coast. The $20.0 million WC loan bears interest at 3% per annum. The maturity date of the $20.0 million WC loan was the earlier of (i) December 31, 2022, (ii) the date of the termination of one or more of the MOTAs, or (iii) the date that New Manager requests that the loan be terminated. Advances under the working capital loan are not required to be repaid until maturity. The $20.0 million WC loan is secured by the accounts receivable of these facilities during the interim period of operation.

During the year ended December 31, 2022, we recognized provisions for credit losses of $5.2 million related to the $20.0 million WC loan, which resulted in the loan being fully reserved. Following the sale of 22 facilities, discussed in Note 4 – Assets Held for Sale, Dispositions and Impairments, the remaining accounts receivable outstanding that collateralize the loan was insufficient to support the current outstanding balance, and as a result, we recorded the additional reserves to reduce the carrying value of the loan to the fair value of the collateral. The $20.0 million WC Loan was placed on non-accrual status during the third quarter of 2022 and is being accounted for under the cost recovery method. During the year ended December 31, 2023, we recognized a recovery for credit loss of $0.8 million for principal payments received on this loan. As of December 31, 2023, the outstanding principal under this loan was $4.6 million, which is fully reserved.

Gulf Coast – DIP Facility

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, in October 2021, we provided a $25.0 million senior secured DIP facility (the “DIP Facility”) to Gulf Coast, in order to provide liquidity for the operations of the Gulf Coast facilities during its Chapter 11 cases. The DIP Facility bore interest at LIBOR (subject to a 1% floor) plus 12% per annum and had an unused commitment fee equal to .50% of the average daily balance of the undrawn commitments. Interest and fees were payable monthly and the principal was due at maturity. The DIP financing was guaranteed by all debtors in Gulf Coast’s Chapter 11 cases and was secured by liens on substantially all of their assets, including post-petition accounts receivable, subject in certain cases to other priorities or exceptions. As of December 31, 2021, $20.5 million was outstanding under the DIP Facility, which was fully reserved for as discussed further below.

Given the uncertainty and complexity surrounding the bankruptcy process and the deteriorated credit of Gulf Coast, we estimated that the collateral would have insufficient value to support the loan at maturity and that we would be unable to collect on substantially all principal amounts advanced to Gulf Coast under the DIP Facility. Upon funding, we fully reserved all principal amounts advanced under the DIP Facility. In the fourth quarter of 2021, we recorded reserves of $20.0 million (the principal outstanding after considering interest payments applied to principal discussed below) related to the DIP facility through the provision for credit losses on December 31, 2021. See further discussion within Note 9 – Allowance for Credit Losses. Additionally, we placed the loan on non-accrual status and used the cost recovery method to apply any interest and fees received directly against the principal of the loan. During the year ended December 31, 2021, we received $0.5 million of interest and fee payments that we applied against the outstanding principal and recognized a recovery for credit loss equal to the amount of payments applied against the principal.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the year ended December 31, 2022, we recorded an additional net provision for credit losses of $0.2 million related to the DIP Facility, which reflects the full reserve of additional advances of $2.2 million made under the facility during 2022 and a $2.0 million recovery for interest and fee payments received during 2022 that were applied against the outstanding principal. The DIP facility matured on August 15, 2022, which resulted in a write-off of the loan and reserve balances. During the year ended December 31, 2023, we received proceeds of $1.0 million from the liquidating trust which resulted in a recovery for credit losses of $1.0 million.

Revolving Credit Facility – $25 million

On October 1, 2021, the Company amended the terms of a $15 million revolving credit facility with an operator (the 3.8% Operator discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements) that was previously issued in December 2020 and had a maturity date of December 1, 2022. The amendment increased the maximum principal of $20 million, reduced the interest rate to 5% for the first year and 6% thereafter and extended the maturity date to September 30, 2024. The credit facility is secured by a first lien on the accounts receivable of the 3.8% Operator. This revolving credit facility was further amended in the fourth quarter of 2022 to increase the maximum principal to $25 million, with any borrowed amount in excess of $20 million to be repaid no later than June 30, 2023. During the third quarter of 2023, this revolving credit facility was further amended to increase the maximum principal to $25 million, increase the interest rate to 8.5% beginning in October 2024 and extend the maturity date to December 31, 2025. As of December 31, 2023, $23.7 million was outstanding on the revolving credit facility.

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, from January through March 2022, the 3.8% Operator paid contractual interest under the credit facility but failed to pay contractual rent due under its lease agreement. In March 2022, the lease with the 3.8% Operator was amended to allow for a short-term rent deferral for January through March 2022. The 3.8% Operator has since paid the contractual amounts due under its lease and loan agreements from April 2022 through December 2023.

Promissory Notes – $20 million

In the fourth quarter of 2022, the Company entered into three unsecured loans with a principal of an operator with principal amounts of $17.0 million, $2.5 million and $0.5 million. The loans bear interest at 9% and mature on September 30, 2027. All three loans require quarterly principal payments commencing on January 3, 2023. As of December 31, 2023, the loans have total outstanding principal of $17.2 million.

$10.0 million Mezzanine Loan and Working Capital Loan

On June 30, 2023, the Company entered into a $10.0 million mezzanine loan and a revolving working capital loan with an existing operator in connection with the operator’s acquisition of a portfolio of facilities in Pennsylvania. The $10.0 million mezzanine loan matures on June 30, 2028 and bears interest at a fixed rate of 11% per annum. The $10.0 million mezzanine loan also requires monthly amortizing payments of principal and interest in the amount of $0.2 million. The $10.0 million mezzanine loan is secured by an equity interest in a subsidiary of the operator. The working capital loan matures on June 30, 2026 and bears interest at a fixed rate of 10% per annum. The working capital loan has a maximum principal of $34.0 million for the first year that decreases to $20.0 million thereafter. The working capital loan is secured by the accounts receivable of the acquired facilities. As of December 31, 2023, the revolving working capital loan and mezzanine loan have outstanding principal balances of $12.0 million and $9.4 million, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 9 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses, summarized by financial instrument type and internal credit risk rating, for the years ended December 31, 2023, 2022 and 2021 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2022	Provision (recovery) for Credit Loss for the year ended December 31, 2023(1)	Write-offs charged against allowance for the year ended December 31, 2023		Other additions to the allowance for the year ended December 31, 2023		Allowance for Credit Loss as of December 31, 2023
		(in thousands)
1	Real estate loans receivable	$162	$1,339	$—		$—		$1,501
2	Real estate loans receivable	157	134	—		—		291
3	Real estate loans receivable	15,110	(2,475)	—		—		12,635
4	Real estate loans receivable	33,666	31,447	—		—		65,113
6	Real estate loans receivable	52,265	(3,860)	(36,955)	(2)	—		11,450
	Sub-total	101,360	26,585	(36,955)		—		90,990

5	Investment in direct financing leases	2,816	(327)	—		—		2,489
	Sub-total	2,816	(327)	—		—		2,489

2	Non-real estate loans receivable	859	292	—		—		1,151
3	Non-real estate loans receivable	2,079	1,824	—		—		3,903
4	Non-real estate loans receivable	634	86	—		—		720
5	Non-real estate loans receivable	18,619	(415)	—		25,200	(3)	43,404
6	Non-real estate loans receivable	61,677	10,776	—		—		72,453
	Sub-total	83,868	12,563	—		25,200		121,631

2	Unfunded real estate loan commitments	—	10	—		—		10
3	Unfunded real estate loan commitments	—	335	—		—		335
4	Unfunded real estate loan commitments	84	4,230	—		—		4,314
2	Unfunded non-real estate loan commitments	207	485	—		—		692
3	Unfunded non-real estate loan commitments	29	17	—		—		46
4	Unfunded non-real estate loan commitments	—	63	—		—		63
5	Unfunded non-real estate loan commitments	—	1,594	—		—		1,594
	Sub-total	320	6,734	—		—		7,054

	Total	$188,364	$45,555	$(36,955)		$25,200		$222,164
(1)	During the year ended December 31, 2023, we received proceeds of $1.0 million from the liquidating trust related to the DIP facility which resulted in a recovery for credit losses of $1.0 million that is not included in the rollforward above since we had previously written-off the loan balance and related reserves.
(2)	This amount relates to the write-off of the allowance for the Guardian mortgage note in connection with the settlement and partial forgiveness of the note in the second quarter of 2023. See Note 7 – Real Estate Loans Receivable for additional details.
(3)	This amount relates to the additional $25.2 million allowance recorded during the first quarter of 2023 to reserve the aggregate deferred rent amount that is included within Agemo Replacement Loan B. See Note 8 – Non-Real Estate Loans Receivable for additional details.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2021	Provision (recovery) for Credit Loss for the year ended December 31, 2022		Write-offs charged against allowance for the year ended December 31, 2022		Allowance for Credit Loss as of December 31, 2022
		(in thousands)
1	Real estate loans receivable	$—	$162		$—		$162
2	Real estate loans receivable	14	143		—		157
3	Real estate loans receivable	5,367	9,743		—		15,110
4	Real estate loans receivable	20,577	13,089		—		33,666
5	Real estate loans receivable	136	(136)		—		—
6	Real estate loans receivable	56,480	248		(4,463)	(1)	52,265
	Sub-total	82,574	23,249		(4,463)		101,360

3	Investment in direct financing leases	530	(530)		—		—
5	Investment in direct financing leases	—	2,816		—		2,816
	Sub-total	530	2,286		—		2,816

2	Non-real estate loans receivable	29	830		—		859
3	Non-real estate loans receivable	1,206	873		—		2,079
4	Non-real estate loans receivable	56	578		—		634
5	Non-real estate loans receivable	7,861	10,758	(2)	—		18,619
6	Non-real estate loans receivable	51,269	28,460	(3)(4)	(18,052)	(5)	61,677
	Sub-total	60,421	41,499		(18,052)		83,868

3	Unfunded real estate loan commitments	251	(251)		—		—
4	Unfunded real estate loan commitments	117	(33)		—		84
2	Unfunded non-real estate loan commitments	7	200		—		207
3	Unfunded non-real estate loan commitments	207	(178)		—		29
4	Unfunded non-real estate loan commitments	216	(216)		—		—
6	Unfunded non-real estate loan commitments	143	2,107	(5)	(2,250)	(5)	—
	Sub-total	941	1,629		(2,250)		320

	Total	$144,466	$68,663		$(24,765)		$188,364
(1)	During the third quarter of 2022, we wrote-off the loan balance and reserve for a loan that expired during the quarter which had previously been fully reserved.
(2)	This provision includes an additional $10.8 million allowance recorded on the Agemo WC Loan during the year ended December 31, 2022. See Note 8 – Non-Real Estate Loans Receivable for additional information on the Agemo WC Loan.
(3)	This provision includes an additional $23.3 million allowance recorded on the LaVie $25.0 million term loan and on the $8.3 million term loan during the fourth quarter of 2022. See Note 8 – Non-Real Estate Loans Receivable for additional information on the LaVie term loans.
(4)	This provision includes an additional $5.2 million allowance recorded on the $20 million WC loan during the year ended December 31, 2022 as discussed in Note 8 – Non-Real Estate Loans Receivable.
(5)	In the second quarter of 2022 we recorded an additional reserve of $2.2 million related to the remaining commitment under the DIP facility as we were notified of the operator’s intent to draw the funds in the third quarter of 2022. In the third quarter of 2022, the remaining commitment under the facility was drawn and the facility expired and as a result we wrote-off the loan balance and related reserves as we do not expect to collect amounts under the facility following the expiration.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2020	Provision (recovery) for Credit Loss for the year ended December 31, 2021		Write-offs charged against allowance for the year ended December 31, 2021	Allowance for Credit Loss as of December 31, 2021
		(in thousands)
2	Real estate loans receivable	$86	$(72)		$—	$14
3	Real estate loans receivable	4,652	715		—	5,367
4	Real estate loans receivable	28,206	(7,629)	(1)	—	20,577
5	Real estate loans receivable	434	(298)		—	136
6	Real estate loans receivable	4,905	51,575		—	56,480
	Sub-total	38,283	44,291		—	82,574

3	Investment in direct financing leases	694	(164)		—	530
	Sub-total	694	(164)		—	530

2	Non-real estate loans receivable	94	(65)		—	29
3	Non-real estate loans receivable	1,415	(209)		—	1,206
4	Non-real estate loans receivable	23,056	(23,000)	(2)	—	56
5	Non-real estate loans receivable	1,854	6,102	(3)	(95)	7,861
6	Non-real estate loans receivable	—	51,269	(2)(4)	—	51,269
	Sub-total	26,419	34,097		(95)	60,421

3	Unfunded real estate loan commitments	2,096	(1,845)		—	251
4	Unfunded real estate loan commitments	24	93		—	117
2	Unfunded non-real estate loan commitments	116	(109)		—	7
3	Unfunded non-real estate loan commitments	209	(2)		—	207
4	Unfunded non-real estate loan commitments	—	216		—	216
6	Unfunded non-real estate loan commitments	—	143		—	143
	Sub-total	2,445	(1,504)		—	941

	Total	$67,841	$76,720		$(95)	$144,466
(1)	Amount reflects the movement of reserves associated with our mortgage loan with Guardian due to a reduction of our internal risk rating on the loan from a 4 to a 6 during 2021. As discussed in Note 7 – Real Estate Loans Receivable, we elected to evaluate the risk of loss on the loan on an individual basis, which resulted in recording an additional $38.2 million reserve on the mortgage loan. This amount also reflects $4.5 million of additional allowance recorded in the second quarter of 2021 to fully impair one real estate loan receivable with a rating of 4 that was subsequently reduced to a rating of 6 in the third quarter of 2021.
(2)	Amount reflects the movement of $22.7 million of reserves from non-real estate loans receivable with a rating of 4 to non-real estate loans receivable with a rating of 6 as a result of a reduction of our internal credit rating from a 4 to a 6 on the Agemo Term Loan during the third quarter of 2021. Concurrent with reducing the risk rating on the Agemo Term Loan to a 6, we recorded an additional provision of $8.8 million to fully reserve the remaining carrying value of the Agemo Term Loan. See Note 8 – Non-Real Estate Loans Receivable for additional information on the conditions that drove the additional Agemo Term Loan provision and rating reduction.
(3)	The provision includes an additional $7.9 million allowance recorded on the Agemo WC Loan during the third quarter of 2021. We also reduced the internal rating on the Agemo WC Loan from a 4 to a 5 during the third quarter of 2021. See Note 8 – Non-Real Estate Loans Receivable for additional information on the conditions that drove the additional Agemo WC Loan provision and rating reduction.
(4)	Amount reflects $20.0 million of additional allowance recorded in the fourth quarter of 2021 to fully reserve the remaining carrying value of the DIP Facility. See Note 8 – Non-Real Estate Loans Receivable for additional information on the DIP Facility.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Included below is a summary of the amortized cost basis of our financial instruments by year of origination and internal risk rating and a summary of our gross write-offs by year of origination:

Rating	Financial Statement Line Item	2023	2022	2021	2020	2019	2018	2017 & older	Revolving Loans	Balance as of December 31, 2023
		(in thousands)
1	Real estate loans receivable	$—	$20,000	$—	$—	$—	$—	$62,010	$—	$82,010
2	Real estate loans receivable	7,700	—	—	21,325	—	—	—	—	29,025
3	Real estate loans receivable	173,385	31,600	72,420	—	—	—	110	—	277,515
4	Real estate loans receivable	89,235	—	28,116	82,833	—	135,367	302,609	263,520	901,680
6	Real estate loans receivable	—	—	—	—	—	—	12,922	—	12,922
	Sub-total	270,320	51,600	100,536	104,158	—	135,367	377,651	263,520	1,303,152

5	Investment in direct financing leases	—	—	—	—	—	—	11,205	—	11,205
	Sub-total	—	—	—	—	—	—	11,205	—	11,205

2	Non-real estate loans receivable	270	—	—	—	—	—	—	114,448	114,718
3	Non-real estate loans receivable	89,897	20,950	—	—	3,654	3,300	—	8,550	126,351
4	Non-real estate loans receivable	692	—	—	—	1,051	—	1,000	25,800	28,543
5	Non-real estate loans receivable	1,454	—	—	—	2,295	47,832	—	—	51,581
6	Non-real estate loans receivable	5,924	24,457	7,851	—	—	3,242	30,022	4,557	76,053
	Sub-total	98,237	45,407	7,851	—	7,000	54,374	31,022	153,355	397,246

	Total	$368,557	$97,007	$108,387	$104,158	$7,000	$189,741	$419,878	$416,875	$1,711,603

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$(36,955)	$—	$(36,955)

Interest Receivable on Real Estate Loans and Non-real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of December 31, 2023 and 2022, we have excluded $10.2 million and $8.2 million, respectively, of contractual interest receivables and $3.1 million and $5.7 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible. For the year ended December 31, 2021, we wrote-off interest receivables of $1.0 million (related to the Guardian mortgage loan, see Note 7 – Real Estate Loans Receivable). This write-off is not reflected in the roll forward of the allowance for credit losses above.

During the years ended December 31, 2023, 2022 and 2021, we recognized $1.6 million, $17.2 million and $25.9 million, respectively, of interest income related to loans on non-accrual status as of December 31, 2023.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Below is a summary of our assets, liabilities, collateral, and maximum exposure to loss associated with these unconsolidated VIEs as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022

	(in thousands)
Assets
Real estate assets – net	$996,540	$982,721
Assets held for sale	66,130	—
Real estate loans receivable – net	370,147	270,500
Investments in unconsolidated joint ventures	9,009	—
Non-real estate loans receivable – net	10,679	5,929
Contractual receivables – net	746	114
Other assets	1,423	1,499
Total assets	1,454,674	1,260,763

Liabilities
Accrued expenses and other liabilities	(46,677)	(50,522)
Total liabilities	(46,677)	(50,522)

Collateral
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,105,383)	(982,721)
Total collateral	(1,153,383)	(1,030,721)

Maximum exposure to loss	$254,614	$179,520
(1)	Amount excludes accounts receivable amounts that Omega has a security interest in as collateral under the two working capital loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $8.9 million and $5.9 million as of December 31, 2023 and December 31, 2022, respectively.

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

The table below reflects our total revenues from the operators that are considered VIEs for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue
Rental income	$81,900	$53,158	$120,381
Interest income	5,512	16,456	15,336
Total	$87,412	$69,614	$135,717
(1)	The rental income for the year ended December 31, 2023, reflects the $12.5 million option termination fee payment made to Maplewood in the first quarter of 2023 that was accounted for as a lease inducement (see Note 5 – Contractual Receivables and Other Receivables and Lease Inducements). The rental income for the year ended December 31, 2022, reflects the write-off of approximately $29.3 million of straight-line rent receivables and lease inducements related to Maplewood (see Note 5 – Contractual Receivables and Other Receivables and Lease Inducements).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Consolidated VIEs

We own a partial equity interest in a joint venture that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the joint venture. We also sold an ALF to the joint venture for $7.7 million in net proceeds during the first quarter of 2022. Accordingly, this joint venture has been consolidated. Omega is not required to make any additional capital contributions to the joint venture. As of December 31, 2023, this joint venture has $27.9 million of total assets and $20.7 million of total liabilities, which are included in our Consolidated Balance Sheets. As a result of consolidating the joint venture, in the first quarter of 2022, we recorded a $2.9 million noncontrolling interest to reflect the contributions of the minority interest holder of the joint venture. No gain or loss was recognized on the initial consolidation of the VIE or upon the sale of the ALF to the joint venture.

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

NOTE 11 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in a number of joint ventures which generally invest in the long-term healthcare industry. The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

						Carrying Amount
	Ownership	Initial Investment		Facility	Facilities at	December 31,	December 31,
Entity	%	Date	Investment(1)	Type	December 31, 2023	2023	2022
Second Spring Healthcare Investments(2)	15%	11/1/2016	$50,032	SNF	—	$8,945	$10,975
Lakeway Realty, L.L.C.(3)	51%	5/17/2019	73,834	Specialty facility	1	68,902	70,151
Cindat Joint Venture(4)	49%	12/18/2019	105,688	ALF	63	97,559	97,382
OMG Senior Housing, LLC	50%	12/6/2019	—	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	12/20/2019	1,013	N/A	N/A	752	412
RCA NH Holdings RE Co., LLC(5)(6)	20%	4/14/2023	3,400	SNF	5	3,400	—
WV Pharm Holdings, LLC(5)(6)	20%	4/14/2023	3,000	N/A	N/A	3,000	—
OMG-Form Senior Holdings, LLC(6)(7)	49%	6/15/2023	2,708	ALF	1	2,609	—
CHS OHI Insight Holdings, LLC	25%	8/17/2023	3,242	N/A	N/A	3,242	—
			$242,917			$188,409	$178,920
(1)	Our investment includes our transaction costs, if any.
(2)	During the first quarter of 2021, this joint venture sold 16 SNFs to an unrelated third party for approximately $328 million in net proceeds and recognized a gain on sale of approximately $102.2 million ($14.9 million of which represents the Company’s share of the gain). During the first quarter of 2021, this joint venture also sold five SNFs to Second Spring II LLC for approximately $70.8 million in net proceeds.
(3)	We acquired an interest in a joint venture that owns the Lakeway Regional Medical Center (the “Lakeway Hospital”) in Lakeway, Texas. Our initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. The lessee of the Lakeway Hospital has an option to purchase the facility from the joint venture. The lessee also has a right of first refusal and a right of first offer in the event the joint venture intends to sell or otherwise transfer Lakeway Hospital.
(4)	We acquired a 49% interest in Cindat Ice Portfolio JV, GP Limited, Cindat Ice Portfolio Holdings, LP and Cindat Ice Portfolio Lender, LP. Cindat Ice Portfolio Holdings, LP owns 63 care homes leased to two operators in the U.K. pursuant to operating leases. Cindat Ice Portfolio Lender, LP holds loans to a third-party operator. Our investment in Cindat Joint Venture consists primarily of real estate. Our initial basis difference of approximately $35 million is being amortized on a straight-line basis over approximately 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
(5)	These joint ventures were entered into in connection with an existing operator’s acquisition of SNFs in West Virginia during the second quarter of 2023, as discussed in Note 7 – Real Estate Loans Receivable and Note 8 – Non-Real Estate Loans Receivable. The acquiring operator in the transaction is the majority owner of these joint ventures. As of December 31, 2023, we have an aggregate of $9.8 million of loans outstanding with these joint ventures.
(6)	These joint ventures are unconsolidated VIEs and therefore are included in the tables in Note 10 – Variable Interest Entities.
(7)	During the second quarter of 2023, we funded $7.7 million under a mortgage loan with this joint venture.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table reflects our income (loss) from unconsolidated joint ventures for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Entity	2023	2022	2021

	(in thousands)
Second Spring Healthcare Investments(1)	$1,099	$1,170	$12,323
Second Spring II LLC(2)	—	(2)	(757)
Lakeway Realty, L.L.C.	2,709	2,637	2,562
Cindat Joint Venture(3)	(4,208)	3,910	2,478
OMG Senior Housing, LLC	(422)	(508)	(417)
OH CHS SNP, Inc.	339	54	(127)
OMG-Form Senior Holdings, LLC	(99)	—	—
Total	$(582)	$7,261	$16,062
(1)	The income from this unconsolidated joint venture for the year ended December 31, 2021 includes a $14.9 million gain on sale of real estate investments.
(2)	The assets held by this joint venture have been liquidated, and we have no remaining operations related to this joint venture.
(3)	Includes $2.5 million of fair value losses associated with derivative instruments.

Asset Management Fees

We receive asset management fees from certain joint ventures for services provided. For the years ended December 31, 2023, 2022 and 2021, we recognized approximately $0.7 million, $0.7 million and $0.8 million, respectively, of asset management fees. These fees are included in miscellaneous income in the accompanying Consolidated Statements of Operations.

Other Equity Investments

In the third quarter of 2021, we made an investment of $20.0 million in SafelyYou, Inc. (“SafelyYou”), a technology company that has developed artificial intelligence-enabled video that detects and helps prevent resident falls in ALFs and SNFs. Through our investment, we obtained preferred shares representing 5% of the outstanding equity of SafelyYou and warrants to purchase SafelyYou common stock representing an additional 5% of outstanding equity as of the date of our investment. SafelyYou has committed, for a specified period, to using the proceeds of our investment to install its technology in our facilities or other facilities of our operators. The vesting of the warrants is contingent upon SafelyYou’s attainment of certain installation targets in our facilities. To the extent these installation targets are not attained, the investment funds associated with the unvested warrants would be returned to Omega. The investment in the preferred shares and warrants are recorded within other assets on the Consolidated Balance Sheets. As of December 31, 2023, 30% of the SafelyYou warrants have vested as a result of certain installation targets being met.

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill:

(in thousands)
Balance as of December 31, 2022	$643,151
Foreign currency translation	746
Balance as of December 31, 2023	$643,897

In the fourth quarter of 2022, we sold a senior living focused technology company acquired by Omega in 2020, for a 6% equity investment in the acquiring entity that offers a suite of technology services to senior living facilities. In connection with the sale, we recognized a $1.2 million gain in other expense (income) – net. We included $6.7 million of goodwill in the net assets disposed in connection with the transaction. Our investment in the acquiring entity is included within other assets in the consolidated balance sheet as of December 31, 2022.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of our lease intangibles as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022

	(in thousands)
Assets:
Above market leases	$4,214	$5,929
Accumulated amortization	(3,532)	(4,484)
Net above market leases	$682	$1,445

Liabilities:
Below market leases	$48,791	$66,433
Accumulated amortization	(37,177)	(44,595)
Net below market leases	$11,614	$21,838

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

For the years ended December 31, 2023, 2022 and 2021, our net amortization related to intangibles was $9.4 million, $5.7 million and $9.5 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2024 – $2.1 million; 2025 – $2.1 million; 2026 – $1.8 million; 2027 – $1.5 million; 2028 – $0.9 million and $2.4 million thereafter. As of December 31, 2023, the weighted average remaining amortization period of above market lease assets is approximately 13 years and of below market lease liabilities is approximately seven years.

NOTE 13 - CONCENTRATION OF RISK

As of December 31, 2023, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 891 healthcare facilities, located in 42 states and the U.K. and operated by 74 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $9.1 billion at December 31, 2023, with approximately 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 592 SNFs, 188 ALFs, 19 ILFs, 19 specialty facilities and one MOB, (ii) fixed rate mortgages on 45 SNFs, seven ALFs, two specialty facilities and one ILF, and (iii) 17 facilities that are held for sale. At December 31, 2023, we also held other real estate loans (excluding mortgages) receivable of $513.4 million and non-real estate loans receivable of $275.6 million, consisting primarily of secured loans to third-party operators of our facilities, and $188.4 million of investments in nine unconsolidated joint ventures.

At December 31, 2023 and 2022, we had investments with one operator/or manager that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated approximately 6.6%, 8.9% and 7.9% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, we also have one operator with total revenues (excluding the impact of write-offs) that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated approximately 11.5%, 7.9% and 6.3% of our total revenues (excluding the impact of write-offs) for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, CommuniCare represented approximately 9.3% of our total investments.

At December 31, 2023, the three states in which we had our highest concentration of investments were Texas (10.5%), Indiana (6.9%) and California (6.1%). In addition, our concentration of investments in the U.K. is 6.9%.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 14 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Annual
		Interest Rate
		as of
		December 31,		December 31,	December 31,
	Maturity	2023		2023	2022

				(in thousands)
Secured borrowings:
HUD mortgages(1)(2)	2049-2051	2.88	%(3)	$41,878	$344,708
2023 term loan(4)	2023	N/A		—	2,161
2024 term loan(5)	2024	10.85%		20,085	19,727
Total secured borrowings				61,963	366,596

Unsecured borrowings:
Revolving credit facility(6)(7)	2025	6.67%		20,397	19,246
				20,397	19,246
Senior notes and other unsecured borrowings:
2023 notes(6)(8)	2023	N/A		—	350,000
2024 notes(6)	2024	4.95%		400,000	400,000
2025 notes(6)	2025	4.50%		400,000	400,000
2026 notes(6)	2026	5.25%		600,000	600,000
2027 notes(6)	2027	4.50%		700,000	700,000
2028 notes(6)	2028	4.75%		550,000	550,000
2029 notes(6)	2029	3.63%		500,000	500,000
2031 notes(6)	2031	3.38%		700,000	700,000
2033 notes(6)	2033	3.25%		700,000	700,000
2025 term loan(6)(9)	2025	5.60%		428,500	—
OP term loan(10)(11)	2025	5.52%		50,000	50,000
Deferred financing costs – net				(20,442)	(22,276)
Discount – net				(23,102)	(26,732)
Total senior notes and other unsecured borrowings – net				4,984,956	4,900,992

Total unsecured borrowings – net				5,005,353	4,920,238

Total secured and unsecured borrowings – net(12)(13)				$5,067,316	$5,286,834
(1)	Reflects the weighted average annual contractual interest rate on the mortgages at December 31, 2023. Secured by real estate assets with a net carrying value of $66.2 million as of December 31, 2023.
(2)	Wholly owned subsidiaries of Omega OP are the obligor on these borrowings.
(3)	Excludes fees of approximately 0.65% for mortgage insurance premiums.
(4)	Borrowing is the debt of a consolidated joint venture.
(5)	Borrowing is the debt of the consolidated joint venture discussed in Note 10 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing is secured by two ALFs, which are owned by the joint venture.
(6)	Guaranteed by Omega OP.
(7)	During the second quarter of 2023, the Company transitioned its benchmark interest rate for its $1.45 billion senior unsecured multicurrency revolving credit facility from LIBOR to SOFR. As of December 31, 2023, borrowings under Omega’s $1.45 billion senior unsecured multicurrency revolving credit facility consisted of £16.0 million British Pounds Sterling (“GBP”). The applicable interest rate on the US Dollar tranche and on the GBP borrowings under the alternative currency tranche of the credit facility were 6.67% and 6.51% as of December 31, 2023, respectively.
(8)	On August 1, 2023, the Company repaid the $350 million of 4.375% senior notes that matured on August 1, 2023 using available cash.
(9)	The weighted average interest rate of the $428.5 million 2025 term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 4.047%.
(10)	Omega OP is the obligor on this borrowing.
(11)	During the second quarter of 2023, the Company transitioned its benchmark interest rate for its $50.0 million senior unsecured term loan facility (the “OP term loan”) from LIBOR to SOFR. The weighted average interest rate of the $50 million OP term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 3.957%.
(12)	All borrowings are direct borrowings of Parent unless otherwise noted.
(13)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2023 and December 31, 2022, we were in compliance with all applicable covenants for our borrowings.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Secured Borrowings

HUD Mortgage Debt

On October 31, 2019, we assumed approximately $389 million in mortgage loans guaranteed by HUD. The HUD loans had maturity dates between 2046 and 2052 with fixed interest rates ranging from 2.82% per annum to 3.24% per annum. The HUD loans may be prepaid subject to an initial penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required.

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

In connection with the sales made in the third and fourth quarters of 2023 (as discussed further in Note 4 – Assets Held for Sale, Dispositions and Impairments), 29 mortgage loans guaranteed by HUD in the aggregate amount of $281.7 million that were assumed in 2019 were retired. These 29 loans had a weighted average fixed interest rate of 3.03% per annum with maturities between 2046 and 2052.

During the fourth quarter of 2023, we paid approximately $14.8 million to retire three mortgage loans guaranteed by HUD that were assumed in 2019 and had a weighted average fixed interest rate of 2.97% per annum with maturity dates between 2046 and 2052. The payoff included a $0.5 million prepayment fee which is included in loss on debt extinguishment on our Consolidated Statements of Operations.

All HUD loans are subject to the regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, debt service and capital replacement expenditures. As of December 31, 2023, the Company has total escrow reserves of $4.9 million with the loan servicer that is reported within other assets on the Consolidated Balance Sheets.

Unsecured Borrowings

2025 Term Loan

On August 8, 2023, Omega entered into a credit agreement (the “2025 Omega Credit Agreement”) providing it with a new $400 million senior unsecured term loan facility (the “2025 Term Loan”). The 2025 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $500 million by requesting an increase in the aggregate commitments under the 2025 Term Loan. On September 27, 2023, Omega exercised the accordion feature to increase the aggregate commitment under the 2025 Term Loan by $28.5 million. The 2025 Term Loan bears interest at SOFR plus an adjustment of 0.1% per annum plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit rating. The 2025 Term Loan matures on August 8, 2025, subject to Omega’s option to extend such maturity date for two sequential 12-month periods. We recorded $3.3 million of deferred financing costs and a $1.4 million discount in connection with the 2025 Omega Credit Agreement.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Revolving Credit Facility

On April 30, 2021, Omega entered into a credit agreement (the “Omega Credit Agreement”) providing us with a new $1.45 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”), replacing our previous $1.25 billion senior unsecured 2017 multicurrency revolving credit facility. The Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $2.5 billion, by requesting an increase in the aggregate commitments under the Revolving Credit Facility or by adding term loan tranches.

The Revolving Credit Facility bears interest at SOFR plus an adjustment of 0.11448% per annum (or in the case of loans denominated in GBP, the Sterling overnight index average reference rate plus an adjustment of 0.1193% per annum, and in the case of loans denominated in Euros, the Euro interbank offered rate, or EURIBOR) plus an applicable percentage (with a range of 95 to 185 basis points) based on our credit ratings. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market, and is administered by the Federal Reserve Bank of New York. The Revolving Credit Facility matures on April 30, 2025, subject to Omega’s option to extend such maturity date for two six-month periods. The Revolving Credit Facility may be drawn in Euros, GBP, Canadian Dollars (collectively, “Alternative Currencies”) or USD, with a $1.15 billion tranche available in USD and a $300 million tranche available in Alternative Currencies.

We incurred $12.9 million of deferred costs in connection with the Omega Credit Agreement.

OP Term Loan

On April 30, 2021, Omega OP entered into a credit agreement (the “Omega OP Credit Agreement”) providing it with a new $50 million senior unsecured term loan facility (the “OP Term Loan”). The OP Term Loan replaces the $50 million senior unsecured term loan obtained in 2017 and the related credit agreement. The OP Term Loan bears interest at SOFR plus an adjustment of 0.11448% per annum plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. The OP Term Loan matures on April 30, 2025, subject to Omega OP’s option to extend such maturity date for two, six-month periods.

We incurred $0.4 million of deferred costs in connection with the Omega OP Credit Agreement.

Subordinated Debt

In connection with a 2010 acquisition, we assumed five separate $4.0 million subordinated notes that bore interest at 9% per annum and matured on December 21, 2021. Interest on these notes was due quarterly with the principal balance due at maturity. As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, to the extent that the operator of the facilities (Gulf Coast) failed to pay rent when due to us under our existing master lease, we had the right to offset the amounts owed to us against the amounts we owe to the lender under the notes. As of December 31, 2021, we offset $1.3 million of accrued interest and $20.0 million of principal under the Subordinated Debt against the uncollected receivables of Gulf Coast. Following the application of these offsets, Omega believes it has no further obligations under the Subordinated Debt. See Note 20 – Commitments and Contingencies for additional discussion regarding an ongoing lawsuit related to the Subordinated Debt.

General

Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under the senior unsecured revolving and term loan credit facility, OP term loan and the outstanding senior notes) and their investments in non-guarantor subsidiaries. Substantially all of our assets are held by non-guarantor subsidiaries.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The required principal payments, excluding the premium or discount and deferred financing costs on our secured and unsecured borrowings, for each of the five years following December 31, 2023 and the aggregate due thereafter are set forth below:

(in thousands)
2024	$420,770
2025	899,947
2026	601,081
2027	701,112
2028	551,144
Thereafter	1,936,471
Total	$5,110,525

NOTE 15 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of December 31, 2023, we have 12 interest rate swaps with $478.5 million in notional value that was entered into during 2023 (discussed further below). The swaps are designated as cash flow hedges of the interest payments on two of Omega’s variable interest loans. Additionally, we have ten foreign currency forward contracts with £250.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.3234 that are designated as net investment hedges.

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

On March 27, 2020, we entered into five forward starting swaps totaling $400 million, indexed to 3-month LIBOR, that were issued at a weighted average fixed rate of approximately 0.8675% and were subsequently designated as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, initially expected to occur within the next five years. The swaps had an effective date of August 1, 2023 and an expiration date of August 1, 2033. In conjunction with the October 2020 issuance of $700 million of 3.375% Senior Notes due 2031 and the March 2021 issuance of $700 million aggregate principal amount of our 3.25% Senior Notes due 2033, we applied hedge accounting for these five forward starting swaps and began amortization. Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We were hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). As a result of these transactions, the aggregate unrealized gain of $41.2 million ($9.5 million gain related to the October 2020 issuance and $31.7 million gain related to the March 2021 issuance) included within accumulated other comprehensive income at the time of the bond issuances is being ratably reclassified as a reduction to interest expense, net over 10 years. On May 30, 2023, the five forward starting swaps were terminated, and Omega received a net cash settlement of $92.6 million from the swap counterparties. The incremental $51.4 million of gains related to the forward swaps, recorded in accumulated other comprehensive income, were frozen at the time of termination and will be recognized ratably over 10 years in earnings when the next qualifying debt issuance occurs. Consistent with our accounting policy and historical practice, the $92.6 million net cash settlement from the forward swap termination is reflected within net cash used in financing activities in the Consolidated Statements of Cash Flows.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In June 2023, we entered into an interest rate swap with a notional amount of $50.0 million. The swap is effective June 30, 2023 and terminates on April 30, 2027. This interest rate swap is designated as a hedge against our exposure to changes in interest payment cash flow fluctuations in the variable interest rates on the OP Term Loan. The interest rate swap contract effectively converts our $50.0 million OP Term Loan to an aggregate fixed rate of approximately 5.521% through its maturity. The effective fixed rate achieved by the combination of the Omega OP Credit Agreement and the interest rate swaps could fluctuate up by 40 basis points or down by 60 basis points based on future changes to our credit ratings.

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

Foreign Currency Forward Contracts and Debt Designated as Net Investment Hedges

We have historically used debt denominated in GBP and foreign currency forward contracts to hedge a portion of our net investments, including certain intercompany loans, in the U.K. against fluctuations in foreign exchange rates.

In March 2021, we entered into four foreign currency forward contracts with notional amounts totaling £174.0 million, that mature on March 8, 2024, to hedge a portion of our net investments in the U.K., including an intercompany loan and an investment in our U.K. joint venture, effectively replacing the terminated net investment hedge. The forwards were issued at a weighted average GBP-USD forward rate of 1.3890.

On May 17, 2022, we entered into two new foreign currency forward contracts with notional amounts totaling £76.0 million and a GBP-USD forward rate of 1.3071, each of which mature on May 21, 2029. These currency forward contracts hedge a portion of our net investments in U.K. subsidiaries, including an intercompany loan.

On December 27, 2023, we terminated two foreign currency forward contracts that were entered into in March 2021 with notional amounts totaling £104.0 million. Omega received a net cash settlement of $11.4 million as a result of termination, which is included within net cash used in investing activities in the Consolidated Statements of Cash Flows. The $11.4 million related to the termination will remain in accumulated other comprehensive income until the underlying hedged items are liquidated. Concurrent with the termination of the two foreign currency forward contracts, also on December 27, 2023, we entered into six new foreign currency forward contracts with notional amounts totaling £104.0 million and a GBP-USD forward rate of 1.2916, each of which mature between March 8, 2027 and March 8, 2030. Consistent with the terminated forwards, the new currency forward contracts hedge an intercompany loan between a U.S. and U.K. subsidiary.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	December 31,	December 31,
	2023	2022

Cash flow hedges:	(in thousands)
Other assets	$—	$92,990
Accrued expenses and other liabilities	$6,533	$—

Net investment hedges:
Other assets	$8,903	$34,977
Accrued expenses and other liabilities	$8	$—

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

At December 31, 2023 and 2022, the net carrying amounts and fair values of other financial instruments were as follows:

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$8,716	$8,716	$8,503	$8,503
Real estate loans receivable – net	1,212,162	1,258,838	1,042,731	1,080,890
Non-real estate loans receivable – net	275,615	279,710	225,281	228,498
Total	$1,496,493	$1,547,264	$1,276,515	$1,317,891
Liabilities:
Revolving credit facility	$20,397	$20,397	$19,246	$19,246
2023 term loan	—	—	2,161	2,275
2024 term loan	20,085	19,750	19,727	19,750
2025 term loan	424,662	428,500	—	—
OP term loan	49,864	50,000	49,762	50,000
4.38% notes due 2023 – net	—	—	349,669	347,998
4.95% notes due 2024 – net	399,747	398,888	398,736	394,256
4.50% notes due 2025 – net	399,207	393,240	398,446	388,920
5.25% notes due 2026 – net	598,553	596,508	597,848	589,104
4.50% notes due 2027 – net	695,302	671,538	693,837	657,468
4.75% notes due 2028 – net	545,925	528,704	544,916	507,425
3.63% notes due 2029 – net	493,099	440,785	491,890	411,090
3.38% notes due 2031 – net	687,172	594,734	685,382	540,386
3.25% notes due 2033 – net	691,425	564,809	690,506	507,976
HUD mortgages – net	41,878	31,322	344,708	266,161
Total	$5,067,316	$4,739,175	$5,286,834	$4,702,055

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Real estate loans receivable: The fair value of the real estate loans receivable are estimated using a discounted cash flow analysis, using current interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using current interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving credit facility, OP term loan, 2023 term loan, 2024 term loan and 2025 term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on publicly available trading prices (Level 1).
●	HUD mortgages: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

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

As a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2023, 2022 and 2021, we distributed dividends in excess of our taxable income.

We currently own stock in certain subsidiary REITs. These subsidiary entities are required to individually satisfy all of the rules for qualification as a REIT. If we fail to meet the requirements for qualification as a REIT for any of the subsidiary REITs, it may cause the Parent REIT to fail the requirements for qualification as a REIT also.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes and may be subject to current-year income inclusion relating to ownership of a controlled foreign corporation for U.S. income tax purposes. As of December 31, 2023, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $9.9 million. Our NOL carry-forward was partially reserved as of December 31, 2023, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. As discussed in Note 3 – Real Estate Asset Acquisitions and Development, in connection with the acquisition of one U.K. entity in the first quarter of 2022, we acquired foreign net operating losses of $55.0 million resulting in a NOL deferred tax asset of $13.4 million. As of December 31, 2023, one of our U.K. subsidiaries had a NOL carryforward of approximately $38.0 million. The NOLs have no expiration date and may be available to offset future taxable income. We believe these foreign NOLs are realizable under a “more likely than not” measurement and have not recorded a valuation allowance against the deferred tax asset.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, the U.K. has adopted legislation. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.

The majority of our U.K. portfolio elected to enter the U.K. REIT regime with an effective date of April 1, 2023. In connection with entering the U.K. REIT regime, we recognized several adjustments to our deferred tax balances in the first quarter of 2023 as summarized below.

The following is a summary of our provision for income taxes:

	Year Ended December 31,
	2023	2022	2020

	(in millions)
Provision for federal, state and local income taxes (1)	$2.0	$1.2	$1.4
Provision for foreign income taxes (2)	4.3	3.4	2.4
Total provision for income taxes (3)	$6.3	$4.6	$3.8
(1)	For the years ended December 31, 2023, 2022 and 2021, income before income tax expense and income from unconsolidated joint ventures from domestic operations was $234.2 million, $418.5 million and $403.9 million, respectively.
(2)	For the years ended December 31, 2023, 2022 and 2021, income before income tax expense and income from unconsolidated joint ventures from foreign operations was $21.5 million, $17.6 million and $12.2 million, respectively.
(3)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of deferred tax assets and liabilities:

	December 31,	December 31,
	2023	2022

	(in thousands)
U.S. Federal net operating loss carryforward	$2,079	$2,138
Valuation allowance on deferred tax asset	(2,024)	(2,138)
Foreign net operating loss carryforward	9,491	11,268
Foreign deferred tax liability (1)	—	(5,373)
Net deferred tax asset	$9,546	$5,895

Foreign deferred tax liability (2)	$1,508	$—
Net deferred tax liability	$1,508	$—
(1)	The deferred tax liability primarily resulted from inherited basis differences resulting from our acquisition of entities in the U.K. Subsequent adjustments to these accounts result from GAAP to tax differences related to depreciation, indexation and revenue recognition. The foreign deferred tax liabilities were eliminated upon the majority of our U.K. portfolio entering the U.K. REIT regime.
(2)	The deferred tax liability resulted from book to tax differences recorded in the U.S. relating to depreciation and revenue recognition in the U.K. recognized upon the majority of our U.K. portfolio entering the U.K. REIT regime.

NOTE 18 – STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Under Maryland law, shares repurchased become authorized but unissued shares. The Company reduced the common stock at par value and to the extent the cost acquired exceeds par value, it is recorded through additional paid-in capital on our Consolidated Balance Sheets and Consolidated Statements of Equity. During the year ended December 31, 2022, the Company repurchased 5.2 million shares of our outstanding common stock at an average price of $27.32 per share, for a total repurchase cost of $142.3 million. The average price per share and repurchase cost includes the cost of commissions. Omega did not repurchase any of its outstanding common stock under this announced program during 2023.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the second quarter of 2021, we terminated the 2015 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion (the “2021 ATM Program”) may be sold from time to time (i) by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals, or (ii) by several financial institutions acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Under the 2021 ATM Program, compensation for sales of the shares will not exceed 2% of the gross sales price per share for shares sold through each financial institution. The use of forward sales under the 2021 ATM Program generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the 2021 ATM Program during 2021, 2022 or 2023. The following is a summary of the shares issued under the 2021 and 2015 ATM Programs for each of the years ended December 31, 2021, 2022, and 2023 (in millions except average price per share):

		Average Net Price
Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Commissions	Net Proceeds
December 31, 2021	4.2	$36.53	$155.1	$3.4	$151.7
December 31, 2022	—	—	—	—	—
December 31, 2023	7.2	30.25	221.7	2.6	219.1
(1)	Represents the average price per share after commissions.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock. On March 23, 2020, we temporarily suspended the DRSPP and on December 17, 2020, we reinstated the DRSPP. The table below presents information regarding the shares issued under the DRSPP for each of the years ended December 31, 2021, 2022, and 2023 (in millions):

Period Ended	Shares issued	Gross Proceeds
December 31, 2021	3.4	$126.7
December 31, 2022	0.3	9.2
December 31, 2023	3.7	117.3

Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
February 6, 2023	February 15, 2023	$0.67
May 1, 2023	May 15, 2023	0.67
July 31, 2023	August 15, 2023	0.67
October 31, 2023	November 15, 2023	0.67
February 5, 2024	February 15, 2024	0.67

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
Common	2023	2022	2021
Ordinary income	$2.258	$1.264	$1.987
Return of capital	0.212	0.095	0.117
Capital gains	0.210	1.321	0.576
Total dividends paid	$2.680	$2.680	$2.680

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

For additional information regarding dividends, see Note 17 – Taxes.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	December 31,	December 31,
	2023	2022

	(in thousands)
Foreign currency translation	$(49,770)	$(85,004)
Derivative instruments designated as cash flow hedges(1)	75,111	86,356
Derivative instruments designated as net investment hedges	3,931	18,634
Total accumulated other comprehensive income (loss) before noncontrolling interest	29,272	19,986
Add: portion included in noncontrolling interest	66	339
Total accumulated other comprehensive income (loss) for Omega	$29,338	$20,325
(1)

During the years ended December 31, 2023, 2022 and 2021, we reclassified $6.7 million, $4.2 million and $2.9 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

NOTE 19 – STOCK-BASED COMPENSATION

At December 31, 2023, we maintained several stock-based compensation plans as described below. For the years ended December 31, 2023, 2022 and 2021, we recognized stock-based compensation of $35.1 million, $27.3 million and $21.4 million, respectively, related to these plans. For purposes of measuring stock-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were deemed necessary for the years ended December 31, 2023, 2022 or 2021.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

	January 1,	January 1,	January 1,
	2023	2022	2021
Closing price on date of grant	$27.95	$29.59	$36.32
Dividend yield	9.59%	9.06%	7.38%
Risk free interest rate at time of grant	4.28%	0.98%	0.18%
Expected volatility(1)	40.28%	38.74%	42.55%
(1)	Expected volatility is using 50% historical volatility and 50% implied volatility.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the activity in restricted stock, RSUs, PRSUs, and PIUs for the years ended December 31, 2021, 2022 and 2023:

	Time-Based		Performance-Based
		Weighted -		Weighted -	Total
	Number of	Average Grant-	Number of	Average Grant-	Compensation
	Shares/Omega	Date Fair Value	Shares/Omega	Date Fair Value	Cost (1)
	OP Units	per Share	OP Units	per Share	(in millions)
Non-vested at December 31, 2020	270,678	37.78	2,897,496	14.24
Granted during 2021	210,429	36.52	1,232,178	18.76	$30.80
Cancelled during 2021	(14,157)	36.58	(188,128)	18.01
Forfeited during 2021	—	—	(746,357)	14.83
Vested during 2021	(148,538)	34.30	(973,142)	10.33
Non-vested at December 31, 2021	318,412	38.62	2,222,047	17.94
Granted during 2022	256,818	29.40	1,620,330	14.73	$31.40
Cancelled during 2022	(2,000)	29.59	(5,232)	11.90
Forfeited during 2022	—	—	(621,199)	13.68
Vested during 2022	(165,206)	40.91	—	—
Non-vested at December 31, 2022	408,024	31.93	3,215,946	17.16
Granted during 2023	309,927	28.15	2,139,421	13.42	$37.40
Cancelled during 2023	—	—	(1,228)	11.35
Forfeited during 2023	—	—	(539,312)	17.50
Vested during 2023 (2)	(208,119)	34.31	(482,772)	21.52
Non-vested at December 31, 2023	509,832	$28.66	4,332,055	$14.78
(1)	Total compensation cost to be recognized on the awards based on grant date fair value.
(2)	PRSUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

As of December 31, 2023, unrecognized compensation costs related to unvested awards to employees is as follows:

●	$4.7 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 30 months.
●	$1.0 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 12 months.
●	$15.4 million on TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 43 months.
●	$18.8 million on Relative TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 43 months.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards (units). The deferred stock awards (units) participate in future dividend equivalents as well as the change in the value of the Company’s common stock. As of December 31, 2023 and 2022, the Company had 653,842 and 637,634 deferred stock units outstanding.

Tax Withholding for Stock Compensation Plans

Stock withheld to pay tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2023, 2022 and 2021, was $0.6 million, $1.1 million and $4.6 million, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Shares Available for Issuance for Compensation Purposes

On June 8, 2018, at the Annual Meeting of Stockholders, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Plan”), which amended and restated the Company’s 2013 Stock Incentive Plan (the “2013 Plan”). The 2018 Plan is a comprehensive incentive compensation plan that allows for various types of equity-based compensation, including RSUs (including PRSUs), stock awards (including restricted stock), deferred RSUs, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards, certain cash-based awards (including performance-based cash awards), PIUs and other stock-based awards. The 2018 Plan increased the number of shares of common stock available for issuance under the 2013 Plan by 4.5 million. On June 5, 2023, our stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance from 10.5 million shares to 17.2 million shares, an increase of 6.7 million shares.

As of December 31, 2023, approximately 6.4 million shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Litigation

Shareholder Litigation

The Company and certain of its officers, C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth, were named as defendants in a purported securities class action lawsuit in the U.S. District Court for the Southern District of New York (the “Securities Class Action”). Brought by lead plaintiff Royce Setzer and additional plaintiff Earl Holtzman, the Securities Class Action purported to assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and sought monetary damages, interest, fees and expenses of attorneys and experts, and other relief. The Securities Class Action alleged that the defendants violated the Exchange Act by making materially false and/or misleading statements, and by failing to disclose material adverse facts about the Company’s business, operations, and prospects, including the financial and operating results of one of the Company’s operators, the ability of such operator to make timely rent payments, and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables. The plaintiffs and defendants executed a stipulation of settlement dated December 9, 2022 (“Settlement”), which provided for a dismissal and release of all claims against the defendants by a class of persons and/or entities who purchased or otherwise acquired Company securities from February 8, 2017 through October 31, 2017 without any admission of wrongdoing or liability on the part of the Company or the individual defendants. On April 25, 2023, following notice to class members and a hearing, the court entered judgment approving the Settlement, which became effective May 25, 2023. Upon the effective date of the Settlement, the Settlement payment of $30.75 million was permitted to be transmitted from an escrow account funded by the Company’s directors and officers insurers to a settlement fund to be distributed to class members by a third party administrator. In the second quarter of 2023, after the Company fulfilled all of its obligations pursuant to the court-approved Settlement, the Company reversed the previously recorded $31 million legal reserve, which is included within accrued expenses and other liabilities on the Consolidated Balance Sheets, and the related $31 million receivable related to the insurance reimbursement, which was included within other assets on the Consolidated Balance Sheets.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Company and individual defendants have reached an agreement in principle with each of the derivative plaintiffs to resolve these derivative actions, as reflected by written memoranda of understanding. The proposed settlements contemplate the Company’s adoption of certain non-monetary corporate governance enhancements and initiatives. The parties are currently negotiating formal stipulations of settlement that will incorporate the substantive terms of the memoranda of understanding and detail the proposed settlements’ operational terms, which will be subject to court approval. The settlements are without any admission of the allegations in the complaints, which the defendants deny. While the Company believes that it was and is in compliance with all applicable laws, in the fourth quarter of 2023, the Company recorded a $2.8 million legal reserve related to this matter which is included within accrued expenses and other liabilities on the Consolidated Balance Sheets. As the settlement amounts are to be paid by insurance, the Company concurrently recorded a receivable for $2.8 million within other assets on the Consolidated Balance Sheet, and consequently there is no impact to the Consolidated Statements of Operations related to this matter.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of December 31, 2023, our maximum funding commitment under these indemnification agreements was approximately $7.5 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at December 31, 2023, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$184,937
Non-real estate loan commitments	46,152
Other real estate loan commitments	46,339
Construction and capital expenditure mortgage loan commitments	6,951
Total remaining commitments (1)	$284,379
(1)	Includes finance costs.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 21 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$442,810	$297,103	$20,534
Restricted cash	1,920	3,541	3,877
Cash, cash equivalents and restricted cash at end of year	$444,730	$300,644	$24,411

Supplemental information:
Interest paid during the year, net of amounts capitalized	$234,453	$220,748	$214,406
Taxes paid during the year	$3,615	$5,793	$6,288

Non-cash investing activities
Non-cash acquisition of real estate	$—	$(9,818)	$(58,595)
Non-cash proceeds from sale of business	$—	$7,532	$—
Non-cash placement of loan principal	$—	$—	$(7,000)
Non-cash collection of loan principal	$—	$—	$65,595
Non-cash investment in other investments	$—	$(7,532)	$—

Non-cash financing activities
Non-cash repayment of other long-term borrowings	$—	$—	$(20,000)
Non-cash contribution from noncontrolling member in consolidated joint venture	$—	$2,903	$—
Change in fair value of hedges	$(21,649)	$88,460	$23,457
Remeasurement of debt denominated in a foreign currency	$1,150	$(4,077)	$3,010

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 22 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders – basic	$242,180	$426,927	$416,739
Add: net income attributable to OP Units	7,077	11,914	11,563
Net income available to common stockholders – diluted	$249,257	$438,841	$428,302
Denominator:
Denominator for basic earnings per share	240,493	236,256	236,933
Effect of dilutive securities:
Common stock equivalents	2,923	1,198	785
Noncontrolling interest – Omega OP Units	7,035	6,836	6,620
Denominator for diluted earnings per share	250,451	244,290	244,338

Earnings per share – basic:
Net income available to common stockholders	$1.01	$1.81	$1.76
Earnings per share – diluted:
Net income available to common stockholders	$1.00	$1.80	$1.75

NOTE 23 – SUBSEQUENT EVENTS

In January and February 2024, we funded $27.3 million in mortgage and other real estate loans. The loans have a weighted-average interest rate of 9.6% with maturity dates ranging from January 31, 2027 through January 31, 2029. The loans are secured by first or second mortgage liens on the facility.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2023

							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period (3) (5)						Depreciation
				Acquisition						(4)		(7)	in Latest
			Buildings and		Carrying	(6)	(8)	Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Alabama (SNF)		$1,817	$33,356	$13,188	$—	$—	$1,817	$46,544	$48,361	$(41,931)	1960 - 1982	1992 - 1997	31 years - 33 years
Arizona (ALF, ILF, SNF)		11,502	121,240	3,979	—	—	11,502	125,219	136,721	(35,725)	1949 - 1999	2005 - 2021	25 years - 40 years
Arkansas (ALF, SNF)		2,665	48,765	4,911	—	(36)	2,665	53,640	56,305	(32,171)	1967 - 1988	1992 - 2014	25 years - 31 years
California (ALF, SNF, SF)		81,970	464,633	7,009	—	(479)	81,970	471,163	553,133	(160,428)	1938 - 2013	1997 - 2021	5 years - 35 years
Colorado (ILF, SNF)		11,283	88,830	8,188	—	—	11,283	97,018	108,301	(53,730)	1925 - 1975	1998 - 2016	20 years - 39 years
Connecticut (ALF)		25,063	252,417	9,095	1,320	—	25,063	262,832	287,895	(74,865)	1968 - 2019	2010 - 2017	30 years - 33 years
Florida (ALF, ILF, SNF)		59,622	432,694	20,291	—	(20,782)	58,682	433,143	491,825	(200,474)	1942 - 2018	1993 - 2021	2 years - 39 years
Georgia (ALF, SNF)		3,740	47,689	1,637	—	—	3,740	49,326	53,066	(17,889)	1967 - 1997	1998 - 2016	30 years - 40 years
Idaho (SNF)		5,735	47,530	1,892	—	(542)	5,193	49,422	54,615	(23,458)	1920 - 2008	1997 - 2014	25 years - 39 years
Illinois (ALF)		1,830	13,967	1,548	—	—	1,830	15,515	17,345	(2,239)	1999	2021	25 years
Indiana (ALF, ILF, SNF, SF)		48,267	584,258	13,410	—	(7,453)	48,173	590,309	638,482	(221,420)	1942 - 2015	1992 - 2020	20 years - 40 years
Iowa (ALF, SNF)		2,343	59,310	—	—	—	2,343	59,310	61,653	(23,022)	1961 - 1998	2010 - 2014	23 years - 33 years
Kansas (SNF)		4,092	38,693	14,219	—	—	4,092	52,912	57,004	(28,049)	1957 - 1977	2005 - 2011	25 years
Kentucky (ALF, SNF)		15,556	130,819	7,517	—	—	15,556	138,336	153,892	(59,012)	1964 - 2002	1999 - 2016	20 years - 33 years
Louisiana (ALF, SNF)		6,735	113,957	4,877	448	(2,669)	6,735	116,613	123,348	(33,181)	1957 - 2020	1997 - 2023	22 years - 39 years
Maryland (SNF)		17,526	131,741	5,800	—	—	17,526	137,541	155,067	(41,752)	1921 - 2016	2008 - 2023	25 years - 30 years
Massachusetts (ALF, SNF)		23,621	143,172	23,023	—	(693)	23,621	165,502	189,123	(69,925)	1964 - 2017	1997 - 2014	20 years - 33 years
Michigan (ALF, SNF)		380	16,120	—	—	—	380	16,120	16,500	(8,428)	1964 - 1973	2011	25 years
Minnesota (ALF, ILF, SNF)		10,502	52,585	5,972	—	—	10,502	58,557	69,059	(23,558)	1966 - 1983	2014	33 years
Mississippi (SNF)	(2)	8,803	191,448	827	—	—	8,803	192,275	201,078	(51,150)	1965 - 2008	2009 - 2019	20 years - 30 years
Missouri (SNF)		608	11,694	—	—	(158)	599	11,545	12,144	(8,733)	1965 - 1989	1999	33 years
Montana (SNF)		1,319	11,698	432	—	—	1,319	12,130	13,449	(4,098)	1963 - 1971	2005	33 years
Nebraska (SNF)		750	14,892	—	—	—	750	14,892	15,642	(6,180)	1966 - 1969	2012 - 2015	20 years - 33 years
Nevada (SNF, SF)		8,811	92,797	8,350	—	—	8,811	101,147	109,958	(37,829)	1972 - 2012	2009 - 2017	25 years - 33 years
New Hampshire (ALF, SNF)		1,782	19,837	1,463	—	—	1,782	21,300	23,082	(12,449)	1963 - 1999	1998 - 2006	33 years - 39 years
New Jersey (ALF)		12,953	58,199	1,786	1,559	—	12,953	61,544	74,497	(7,166)	1999 - 2021	2019 - 2021	25 years
New Mexico (SNF)		6,008	45,285	1,318	—	—	6,008	46,603	52,611	(15,369)	1960 - 1985	2005	33 years
New York (ALF)		118,606	176,921	2,806	40,543	(5,900)	118,606	214,370	332,976	(32,290)	2020	2015	25 years
North Carolina (ALF, SNF)	(2)	28,837	361,350	9,709	336	(874)	28,677	370,681	399,358	(117,840)	1964 - 2019	1994 - 2022	25 years - 36 years
Ohio (ALF, SNF, SF)		29,026	368,488	18,683	345	(67,207)	28,776	320,559	349,335	(96,957)	1955 - 2021	1994 - 2020	25 years - 39 years
Oklahoma (SNF)		2,296	19,934	—	—	—	2,296	19,934	22,230	(11,648)	1965 - 1993	2010 - 2013	20 years - 33 years
Oregon (ALF, ILF, SNF)		8,602	135,140	11,072	—	—	8,602	146,212	154,814	(30,980)	1959 - 2007	2005 - 2022	25 years - 33 years
Pennsylvania (ALF, ILF, SNF)		26,980	362,231	18,848	—	(19,006)	26,975	362,078	389,053	(126,906)	1873 - 2012	2004 - 2022	20 years - 39 years
Rhode Island (SNF)		3,299	23,487	3,805	—	—	3,299	27,292	30,591	(16,601)	1965 - 1981	2006	39 years
South Carolina (SNF)		8,480	76,912	2,860	—	—	8,480	79,772	88,252	(30,203)	1959 - 2007	2014 - 2016	20 years - 33 years
Tennessee (ALF, SNF, SF)		12,976	268,846	8,012	—	—	12,976	276,858	289,834	(118,847)	1968 - 2018	1992 - 2021	20 years - 31 years
Texas (ALF, ILF, MOB, SNF, SF)		74,596	784,235	41,360	197	(15,662)	73,176	811,550	884,726	(264,306)	1949 - 2019	1997 - 2021	20 years - 40 years
United Kingdom (ALF)		134,925	522,979	18,652	—	(44,470)	128,056	504,030	632,086	(105,698)	1650 - 2012	2015 - 2023	25 years - 30 years
Vermont (SNF)		318	6,005	602	—	—	318	6,607	6,925	(3,596)	1971	2004	39 years
Virginia (ALF, SNF)		35,653	381,065	11,583	—	(579)	35,479	392,243	427,722	(101,270)	1964 - 2017	2010 - 2023	25 years - 40 years
Washington (ALF, SNF)		14,565	184,114	6,385	—	(2)	14,563	190,499	205,062	(50,339)	1951 - 2004	1999 - 2021	25 years - 33 years
Washington DC (ALF)		68,017	—	59,729	8,220	—	68,017	67,949	135,966	—	N/A	2021	N/A
West Virginia (SNF)		3,333	194,130	7,062	—	—	3,333	201,192	204,525	(53,588)	1961 - 2016	1994 - 2023	25 years - 39 years
Wisconsin (SNF)		399	4,581	2,153	—	—	399	6,734	7,133	(3,509)	1974	2005	33 years
Total		$946,191	$7,138,044	$384,053	$52,968	$(186,512)	$935,726	$7,399,018	$8,334,744	$(2,458,809)

(1)	The real estate included in this schedule is being used in either the operation of skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), independent living facilities (“ILF”), specialty facilities (“SF”) (consisting of specialty hospitals, long-term acute care hospitals, independent rehabilitation facilities, behavioral health substance facilities, behavioral health psychology facilities and traumatic brain injury facilities) or medical office buildings (“MOB”), located in the states or country indicated.
(2)	Certain of the real estate indicated are security for the HUD loan borrowings totaling $41.9 million at December 31, 2023.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2023

(3)

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$8,860,264	$9,028,745	$8,702,154
Acquisitions (a)	262,453	225,336	742,486
Impairment	(89,985)	(38,451)	(44,673)
Improvements	87,760	60,931	60,953
Disposals/other	(785,748)	(416,297)	(432,175)
Balance at close of period	$8,334,744	$8,860,264	$9,028,745

(a)	Includes approximately $8.2 million and $58.6 million of non-cash consideration exchanged and/or valuation adjustments during the years ended December 31, 2022 and 2021, respectively.

(4)

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$2,322,773	$2,181,528	$1,996,914
Provisions for depreciation	317,536	331,963	341,497
Dispositions/other	(181,500)	(190,718)	(156,883)
Balance at close of period	$2,458,809	$2,322,773	$2,181,528

(5)   The reported amount of our real estate at December 31, 2023 is greater than the tax basis of the real estate by approximately $432.1 million (unaudited).

(6)   Reflects bed sales, impairments (including the write-off of accumulated depreciation), land easements and impacts from foreign currency exchange rates.

(7)   To the extent that we acquired an entity previously owning the underlying facility, the acquisition date reflects the date that the entity acquired the facility.

(8)   Includes $68.9 million of construction in progress related to land, all other amounts related to construction in progress are reflected in buildings and improvements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

(in thousands)

December 31, 2023

									Carrying
									Amount of
								Carrying	Loans
							Face	Amount	Subject to
				Final			Amount	of	Delinquent
		Interest	Fixed/	Maturity		Prior	of	Mortgages	Principal
Grouping	Description (1)	Rate	Variable	Date	Periodic Payment Terms	Liens	Mortgages	(3) (4) (6)	or Interest

	First Mortgages
1	Michigan (19 SNFs)	11.57%	F(2)	2030	Interest plus approximately $61.9 of principal payable monthly with $271,429 due at maturity	None	$415,000	$277,786	$—
2	Michigan (4 SNFs)	10.63%	F(2)	2030	Interest plus approximately $6.3 of principal payable monthly with $27,909 due at maturity	None	44,200	28,560	—
3	Michigan (2 SNFs)	10.85%	F(2)	2030	Interest plus approximately $3.9 of principal payable monthly with $10,381 due at maturity	None	11,000	10,783	—
4	Ohio (8 SNFs)	10.50%	F(2)	2037	Interest payable monthly until maturity	None	72,420	72,420	—
5	Texas (1 specialty facility)	7.85%	F	2025	Interest plus approximately $161.3 of principal payable monthly with $59,546 due at maturity	None	72,960	62,010	—
6	Illinois (1 SNF, 2 ALFs and 1 ILF)	10.00%	F	2028	Interest payable monthly until maturity	None	50,000	50,000	—
7	Pennsylvania (2 SNFs)	10.00%	F	2026	Interest paid-in-kind for first year, then interest paid monthly until maturity	None	29,519	29,519	—
8	Tennessee ( 1 ALF)	8.00%	F	2024	Interest payable monthly until maturity	None	8,680	7,700	—
9	Oregon (1 ALF)	9.00%	F	2026	Interest payable monthly until maturity	None	5,000	5,000	—
10	Massachusetts (1 specialty facility)	9.00%	F	2023	Past due	None	9,000	—	—	(5)
11	Tennessee ( 1 SNF)	8.35%	F	2015	Past due	None	6,377	1,472	1,472	(5)
12	Michigan (1 SNF)	9.96%	F(2)	2030	Interest plus approximately $28.7 of principal payable monthly with $13,791 due at maturity	None	14,045	14,040	—
13	Ohio (1 SNF)	9.98%	F(2)	2023(7)	Interest payable monthly until maturity	None	21,325	21,325	—
14	Michigan (8 SNFs and 1 ALF)	10.94%	F(2)	2030	Interest plus approximately $18.2 of principal payable monthly with $80,918 due at maturity	None	83,454	82,833	—

	Capital Expenditure Mortgages
15	Michigan	10.00%	F(2)	2030	Interest payable monthly until maturity	None	560	15	—
16	Michigan	11.34%	F(2)	2030	Interest plus approximately $5.8 of principal payable monthly with $50,782 due at maturity	None	54,223	51,408	—

	Construction Mortgages
17	Michigan (1 SNF)	9.95%	F(2)	2024	Interest paid-in-kind monthly until maturity	None	28,116	28,116	—

	Allowance for credit loss on mortgage loans(8)							(44,211)	—

							$925,879	$698,776	$1,472
(1)	Loans included in this schedule represent first mortgages, capital expenditure mortgages and construction mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)	Interest on the loans escalates at a fixed rate.
(3)	The aggregate cost for federal income tax purposes is approximately $754.4 million (unaudited).

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE — continued

(in thousands)

December 31, 2023

(4)

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$648,130	$835,086	$885,313
Additions during period - new mortgage loans or additional fundings (a)	102,332	12,977	93,891
Deductions during period - collection of principal/other (b)	(79,418)	(190,141)	(103,761)
Allowance for credit loss on mortgage loans	27,732	(9,792)	(40,357)
Balance at close of period	$698,776	$648,130	$835,086
(a)	The 2023, 2022 and 2021 amounts include $2.3 million, $1.2 million and $0.2 million, respectively, of non-cash interest paid-in-kind. The 2021 amount also includes $7.0 million of non-cash placement of mortgage capital.
(b)	The 2023 and 2022 amounts include $3.9 million and $6.0 million, respectively, of interest payments that were directly applied against the principal balance outstanding using the cost recovery method. The 2023 and 2021 amounts also include $37.0 million and $58.6 million, respectively, of non-cash principal reductions.

(5)	Mortgage written down to the fair value of the underlying collateral.
(6)	Mortgages included in the schedule which were extended during 2023 aggregated approximately $100.5 million.
(7)	Subsequent to year end, this mortgage note was amended to extend the maturity date to December 31, 2024.
(8)	The allowance for credit loss on mortgage loans represents the allowance calculated utilizing a PD and LGD methodology. For mortgages that the risk of loss was evaluated on an individual basis, the allowance is included as a reduction to the carrying amount of the mortgage.

INDEX TO EXHIBITS TO 2023 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
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

4.10

Description of Securities registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K, filed February 14, 2023).

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

10.3A

Conforming Changes Amendment to Credit Agreement, dated as of June 7, 2023, between the Company and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2023).

10.4

Credit Agreement, dated as of April 30, 2021, among OHI Healthcare Properties Limited Partnership, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 4, 2021).

10.4A

Conforming Changes Amendment to Credit Agreement, dated as of June 7, 2023, between OHI Healthcare Properties Limited Partnership and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2023).

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
10.6A

Amendment to Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan, effective June 5, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 5, 2023). +

10.6B

Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6M to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6C

Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6N to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6D

Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6O to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6E

Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6P to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6F

Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6Q to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6G

Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6R to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

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

10.12

Credit Agreement, dated as of August 8, 2023, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 11, 2023).

21.1	Subsidiaries of the Registrant.*
22.1	Subsidiary guarantors of guaranteed securities.*
23.1	Consent of Independent Registered Public Accounting Firm for Omega Healthcare Investors, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
97.1	Omega Healthcare Investors, Inc. Incentive Compensation Recovery Policy.* +

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	February 12, 2024	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Omega Healthcare Investors, Inc., for itself and in the capacities on the date indicated.

Signatures	Title	Date

/s/ C. Taylor Pickett	Chief Executive Officer	February 12, 2024
C. Taylor Pickett	(Principal Executive Officer)

/s/ Robert O. Stephenson	Chief Financial Officer	February 12, 2024
Robert O. Stephenson	(Principal Financial Officer)

/s/ Neal A. Ballew	Chief Accounting Officer	February 12, 2024
Neal A. Ballew	(Principal Accounting Officer)

/s/ Craig R. Callen	Chair of the Board	February 12, 2024
Craig R. Callen

/s/ Kapila K. Anand	Director	February 12, 2024
Kapila K. Anand

/s/ Dr. Lisa C. Egbuonu-Davis	Director	February 12, 2024
Dr. Lisa C. Egbuonu-Davis

/s/ Barbara B. Hill	Director	February 12, 2024
Barbara B. Hill

/s/ Kevin J. Jacobs	Director	February 12, 2024
Kevin J. Jacobs

/s/ C. Taylor Pickett	Director	February 12, 2024
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 12, 2024
Stephen D. Plavin /s/ Burke W. Whitman	Director	February 12, 2024
Burke W. Whitman