Form 10-Q
period 2024-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2024-05-03
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 247,098,960 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$6,866,358	$6,879,034
Land	865,028	867,486
Furniture and equipment	467,178	467,393
Construction in progress	162,269	138,410
Total real estate assets	8,360,833	8,352,323
Less accumulated depreciation	(2,526,536)	(2,464,227)
Real estate assets – net	5,834,297	5,888,096
Investments in direct financing leases – net	8,873	8,716
Real estate loans receivable – net	1,246,528	1,212,162
Investments in unconsolidated joint ventures	185,937	188,409
Assets held for sale	81,546	81,546
Total real estate investments	7,357,181	7,378,929
Non-real estate loans receivable – net	269,342	275,615
Total investments	7,626,523	7,654,544

Cash and cash equivalents	361,773	442,810
Restricted cash	1,253	1,920
Contractual receivables – net	10,973	11,888
Other receivables and lease inducements	223,281	214,657
Goodwill	643,778	643,897
Other assets	144,267	147,686
Total assets	$9,011,848	$9,117,402

LIABILITIES AND EQUITY
Revolving credit facility	$20,213	$20,397
Secured borrowings	20,145	61,963
Senior notes and other unsecured borrowings – net	4,987,794	4,984,956
Accrued expenses and other liabilities	283,103	287,795
Total liabilities	5,311,255	5,355,111

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 246,377 shares as of March 31, 2024 and 245,282 shares as of December 31, 2023	24,637	24,528
Additional paid-in capital	6,705,333	6,671,198
Cumulative net earnings	3,747,942	3,680,581
Cumulative dividends paid	(6,995,876)	(6,831,061)
Accumulated other comprehensive income	31,852	29,338
Total stockholders’ equity	3,513,888	3,574,584
Noncontrolling interest	186,705	187,707
Total equity	3,700,593	3,762,291
Total liabilities and equity	$9,011,848	$9,117,402

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Rental income	$206,921	$189,331
Interest income	35,836	28,420
Miscellaneous income	542	451
Total revenues	243,299	218,202

Expenses
Depreciation and amortization	74,557	81,192
General and administrative	21,532	20,526
Real estate taxes	3,798	3,997
Acquisition, merger and transition related costs	2,603	639
Impairment on real estate properties	5,292	38,988
Provision (recovery) for credit losses	8,470	(4,057)
Interest expense	57,820	58,546
Total expenses	174,072	199,831

Other income (expense)
Other income – net	5,276	2,720
Loss on debt extinguishment	(1,283)	(6)
(Loss) gain on assets sold – net	(1,391)	13,637
Total other income	2,602	16,351

Income before income tax (expense) benefit and income from unconsolidated joint ventures	71,829	34,722
Income tax (expense) benefit	(2,581)	1,292
Income from unconsolidated joint ventures	98	831
Net income	69,346	36,845
Net income attributable to noncontrolling interest	(1,985)	(903)
Net income available to common stockholders	$67,361	$35,942

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.27	$0.15
Diluted:
Net income available to common stockholders	$0.27	$0.15

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$69,346	$36,845
Other comprehensive income (loss)
Foreign currency translation	(4,288)	10,793
Cash flow hedges	6,877	(9,550)
Total other comprehensive income	2,589	1,243
Comprehensive income	71,935	38,088
Comprehensive income attributable to noncontrolling interest	(2,060)	(938)
Comprehensive income attributable to common stockholders	$69,875	$37,150

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2024 and 2023

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income	Equity	Interest	Equity
Balance at December 31, 2023	$24,528	$6,671,198	$3,680,581	$(6,831,061)	$29,338	$3,574,584	$187,707	$3,762,291
Stock related compensation	—	9,284	—	—	—	9,284	—	9,284
Issuance of common stock	108	32,242	—	—	—	32,350	—	32,350
Common dividends declared ($0.67 per share)	—	—	—	(164,815)	—	(164,815)	—	(164,815)
Vesting/exercising of Omega OP Units	—	(7,722)	—	—	—	(7,722)	7,722	—
Conversion and redemption of Omega OP Units to common stock	1	331	—	—	—	332	(332)	—
Omega OP Units distributions	—	—	—	—	—	—	(10,452)	(10,452)
Other comprehensive income	—	—	—	—	2,514	2,514	75	2,589
Net income	—	—	67,361	—	—	67,361	1,985	69,346
Balance at March 31, 2024	$24,637	$6,705,333	$3,747,942	$(6,995,876)	$31,852	$3,513,888	$186,705	$3,700,593

Balance at December 31, 2022	$23,425	$6,314,203	$3,438,401	$(6,186,986)	$20,325	$3,609,368	$193,914	$3,803,282
Stock related compensation	—	8,792	—	—	—	8,792	—	8,792
Issuance of common stock	9	1,976	—	—	—	1,985	—	1,985
Common dividends declared ($0.67 per share)	—	—	—	(157,427)	—	(157,427)	—	(157,427)
Vesting/exercising of Omega OP Units	—	(2,811)	—	—	—	(2,811)	2,811	—
Omega OP Units distributions	—	—	—	—	—	—	(9,131)	(9,131)
Capital contribution from noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	22	22
Other comprehensive income	—	—	—	—	1,208	1,208	35	1,243
Net income	—	—	35,942	—	—	35,942	903	36,845
Balance at March 31, 2023	$23,434	$6,322,160	$3,474,343	$(6,344,413)	$21,533	$3,497,057	$188,554	$3,685,611

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$69,346	$36,845
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,557	81,192
Impairment on real estate properties	5,292	38,988
Provision for rental income	—	12,500
Provision (recovery) for credit losses	8,470	(4,057)
Amortization of deferred financing costs and loss on debt extinguishment	4,959	3,259
Accretion of direct financing leases	34	26
Stock-based compensation expense	9,227	8,744
Loss (gain) on assets sold – net	1,391	(13,637)
Amortization of acquired in-place leases – net	(531)	(6,131)
Straight-line rent and effective interest receivables	(9,201)	(12,576)
Interest paid-in-kind	(3,575)	(2,555)
Loss from unconsolidated joint ventures	827	137
Change in operating assets and liabilities – net:
Contractual receivables	915	180
Lease inducements	233	(12,323)
Other operating assets and liabilities	(10,470)	(19,232)
Net cash provided by operating activities	151,474	111,360
Cash flows from investing activities
Acquisition of real estate	(13,262)	(26,383)
Net proceeds from sale of real estate investments	10,089	17,559
Investments in construction in progress	(14,506)	(4,780)
Placement of loan principal	(48,113)	(31,240)
Collection of loan principal	14,342	52,011
Investments in unconsolidated joint ventures	(61)	—
Distributions from unconsolidated joint ventures in excess of earnings	942	382
Capital improvements to real estate investments	(6,941)	(5,340)
Proceeds from net investment hedges	8,429	—
Receipts from insurance proceeds	1,627	448
Net cash (used in) provided by investing activities	(47,454)	2,657
Cash flows from financing activities
Payments of long-term borrowings	(41,878)	(1,913)
Payments of financing related costs	(1,283)	(6)
Net proceeds from issuance of common stock	32,350	1,985
Dividends paid	(164,758)	(157,379)
Net payments to noncontrolling members of consolidated joint venture	—	22
Distributions to Omega OP Unit Holders	(10,452)	(9,131)
Net cash used in financing activities	(186,021)	(166,422)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	297	279
Decrease in cash, cash equivalents and restricted cash	(81,704)	(52,126)
Cash, cash equivalents and restricted cash at beginning of period	444,730	300,644
Cash, cash equivalents and restricted cash at end of period	$363,026	$248,518

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2024

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega,” the “Company,” “we,” “our” or “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of long-term “triple net” leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). In addition to our core investments, we make loans to operators and/or their principals. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of March 31, 2024, Parent owned 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned 3% of the outstanding Omega OP Units.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Omega’s consolidated financial statements include the accounts of Omega Healthcare Investors, Inc., its wholly-owned subsidiaries and the joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls, through voting rights or other means. All intercompany transactions and balances have been eliminated in consolidation.

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

Reclassification

Certain amounts in the prior year period have been reclassified to conform to the current period presentation. Income from direct financing leases, which was previously reported separately on our Consolidated Statements of Operations, is now included in Rental Income for all periods presented. In addition, we previously reported assets held for sale of $93.7 million on the Consolidated Balance Sheet as of December 31, 2023. $12.2 million of these assets no longer qualify as held for sale and have been reclassified to assets held for use within the applicable line items in real estate assets – net on the Consolidated Balance Sheet as of December 31, 2023. See further discussion on the held for sale reclassification in Note 3 – Assets Held for Sale, Dispositions and Impairments.

NOTE 2 – REAL ESTATE ASSETS

At March 31, 2024, our leased real estate properties included 589 SNFs, 189 ALFs, 19 ILFs, 19 specialty facilities and one medical office building. The following table summarizes the Company’s rental income:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Fixed income from operating leases	$203,292	$185,327
Variable income from operating leases	3,377	3,750
Interest income from direct financing leases	252	254
Total rental income	$206,921	$189,331

Our variable income from operating leases primarily represents the reimbursement by operators for real estate taxes that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the three months ended March 31, 2024:

	Number of			Total Real Estate	Initial
	Facilities			Assets Acquired	Annual
Period	SNF	ALF	Country/State	(in millions)	Cash Yield(1)
Q1	1	—	WV	$8.1	10.0%
Q1	—	1	U.K.	5.2	9.5%
Total	1	1		$13.3
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.

Construction in Progress and Capital Expenditure Investments

We invested $21.4 million and $10.1 million under our construction in progress and capital improvement programs during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, construction in progress included two projects consisting of the development of a SNF in Virginia and an ALF in Washington D.C.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	March 31,	December 31,
	2024	2023
Number of facilities held for sale	16	16
Amount of assets held for sale (in thousands)	$81,546	$81,546

In the first quarter of 2024, we reclassified one facility with a net book value of $12.2 million from assets held for sale to assets held for use within the applicable line items in real estate assets – net. Of the $12.2 million reclassified net of $5.4 million of accumulated depreciation, $15.9 million relates to buildings, $0.6 million relates to land and $1.1 relates to furniture and equipment. We originally reclassified this facility as held for sale in the fourth quarter of 2023 as a result of receiving a notification from an operator of their intent to exercise a purchase option over the facility. Due to regulatory issues encountered in the first quarter of 2024 during the due diligence process that limit our ability to sell this facility, this facility no longer qualifies as an asset held for sale.

Asset Sales

During the three months ended March 31, 2024, we sold four facilities (four SNFs) subject to operating leases for $10.1 million in net cash proceeds. As a result of these sales, we recognized a net loss of $1.4 million.

During the three months ended March 31, 2023, we sold two facilities (one SNF and one medical office building) subject to operating leases for $17.6 million in net cash proceeds. As a result of these sales, we recognized a net gain of $13.6 million.

During the three months ended March 31, 2024 and 2023, we received interest of $0.3 million and $2.1 million, respectively, related to seller financing provided in connection with sales that did not meet the contract criteria to be recognized under ASC 610-20. The interest received was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets. As of March 31, 2024, we have one sale that has not been recognized.

Real Estate Impairments

During the three months ended March 31, 2024, we recorded impairments of $5.3 million on three facilities. The $5.3 million relates to three held for use facilities (of which $1.3 million relates to a closed facility) for which the carrying value exceeded the fair value.

During the three months ended March 31, 2023, we recorded impairments of $39.0 million on four facilities. Of the $39.0 million, $37.0 million related to two facilities that were classified as held for use for which the carrying value exceeded the fair value and $2.0 million related to two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair value costs to sell. Of the $37.0 million, $27.5 million related to one held for use facility which was closed during the quarter.

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

A summary of our net receivables and lease inducements by type is as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Contractual receivables – net	$10,973	$11,888

Effective yield interest receivables	$2,363	$3,127
Straight-line rent receivables	212,399	202,748
Lease inducements	8,519	8,782
Other receivables and lease inducements	$223,281	$214,657

Cash Basis Operators and Straight-Line Receivable Write-Offs

We review our collectibility assumptions related to rental income from our operator leases on an ongoing basis. During the three months ended March 31, 2024, we entered into a lease with a new operator as part of the transition of facilities from another operator. As we had no previous relationship with this new operator and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operator on a cash basis of revenue recognition. During the three months ended March 31, 2023, we did not place any operators on a cash basis of revenue recognition. We also did not have any straight-line receivable write-offs through rental income during either of the three months ended March 31, 2024 and 2023.

As of March 31, 2024, we had 20 operators on a cash basis for revenue recognition, which represent 18.4% and   20.5% of our total revenues for the three months ended March 31, 2024 and 2023, respectively.

Rent Deferrals and Application of Collateral

During each of the three months ended March 31, 2024 and 2023, we allowed three and eight operators to defer $0.9 million and $24.4 million, respectively, of contractual rent and interest. The deferrals during the three months ended March 31, 2024 primarily related to Maplewood Senior Living (along with affiliates, “Maplewood”) ($0.7 million). During each of the three months ended March 31, 2024 and 2023, we received repayments of deferred rent from three operators of $0.5 million and $0.2 million, respectively.

Additionally, we allowed four and three operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the three months ended March 31, 2024 and 2023, respectively. The total collateral applied to contractual rent and interest was $0.5 million and $5.2 million for the three months ended March 31, 2024 and 2023, respectively.

Operator Collectibility Updates

Maplewood

In the first quarter of 2024, Maplewood paid $11.3 million of contractual rent, a short pay of $6.5 million of the $17.8 million (consisting of $17.3 million of contractual rent and $0.5 million of contractual interest) due under its lease and loan agreements. Maplewood initially short-paid the contractual rent amount due under its lease agreement during the second quarter of 2023 and has not made full contractual rent and interest payments since that time. Omega applied Maplewood’s $4.8 million security deposit to cover a portion of the rent that was short paid in 2023. As the security deposit was fully exhausted in the fourth quarter of 2023, we were unable to apply collateral to unpaid rent and interest in the first quarter of 2024. To address liquidity concerns, Omega entered into a comprehensive restructuring of Maplewood’s lease and loan agreements in the first quarter of 2023 that, among other things, fixed rent at $69.3 million per annum through December 2025 and provided Maplewood a one-time option termination fee of $12.5 million. We continue to take actions to preserve our rights and are in discussions with Maplewood to address the payment deficiencies noted above.

Maplewood is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $11.3 million and $17.3 million for the three months ended March 31, 2024 and 2023, respectively, for the contractual rent payments that were received from Maplewood. The $12.5 million option termination fee payment made in the first quarter of 2023 in connection with the restructuring agreement was recorded as a reduction to the $17.3 million rental income recognized for the three months ended March 31, 2023.

As discussed further in Note 5 – Real Estate Loans Receivable, we recorded interest income of $1.5 million on the secured revolving credit facility during the three months ended March 31, 2023, for the contractual interest payment we received from Maplewood related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. No interest income was recorded during the three months ended March 31, 2024.

In April 2024, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $2.2 million.

LaVie

In connection with the ongoing restructuring of our facilities operated by LaVie Care Centers, LLC (“LaVie”), in the first quarter of 2024, we sold two facilities and transitioned two facilities to another operator, all of which were previously subject to the master lease with LaVie. Concurrent with the sales and transitions, we amended the master lease agreement with LaVie to reduce monthly rent to $3.2 million. In the first quarter of 2024, LaVie paid $4.4 million of contractual rent, a short pay of $5.5 million of the $9.9 million due under its lease agreement. As LaVie is on a cash basis of revenue recognition for lease purposes, only the $4.4 million and $7.4 million of contractual rent payments that we received from LaVie were recorded as rental income during the three months ended March 31, 2024 and 2023, respectively. We did not recognize any interest income related to LaVie during the three months ended March 31, 2024 and 2023 as the two loans outstanding have payment-in-kind (“PIK”) interest and are on non-accrual status. In April 2024, LaVie paid $1.5 million of contractual rent, a short pay of $1.7 million of the $3.2 million due under its lease agreement.

Guardian

Consistent with the third and fourth quarter of 2023, Guardian Healthcare (“Guardian”) did not pay the contractual amounts due under its lease agreement in the first quarter of 2024. We recorded rental income of $0.1 million and $3.8 million related to our lease with Guardian for the three months ended March 31, 2024 and 2023, respectively. As Guardian is on a cash basis of revenue recognition, rental income for these periods was limited to the contractual rent payments that were received and/or collateral held by Omega that was applied to outstanding rent. Rental income for the three months ended March 31, 2024 included the application of $0.1 million of Guardian’s security deposit to fund a portion of the unpaid rent. In April 2024, we transitioned the remaining six facilities previously included in Guardian’s master lease to a new operator for minimum initial contractual rent of $5.5 million per annum with the potential to increase contractual rent up to $12.4 million dependent on revenue received by the operator.

Agemo

Agemo Holdings, LLC (“Agemo”) failed to pay contractual rent and interest during the first quarter of 2023. Following the execution of a restructuring agreement between Omega and Agemo in the first quarter of 2023, Agemo resumed making contractual rent and interest payments during the second quarter of 2023 and has made all required contractual rent and interest payments through the first quarter of 2024. We recorded rental income of $6.0 million and zero, respectively, related to our lease with Agemo for the three months ended March 31, 2024 and 2023. As Agemo is a cash basis operator, rental income is limited to the contractual rent payments that were received during the respective periods.

We did not recognize interest income on our loans with Agemo during the three months ended March 31, 2024 and 2023. See Note 6 – Non-Real Estate Loans Receivable for discussion regarding our loans and interest with Agemo.

Other

During the three months ended March 31, 2023, we re-leased 43 facilities that were previously subject to leases with three cash basis operators to other operators. Following the transition, we have no remaining relationships with these three cash basis operators. All of the operators that the 43 facilities were transitioned to have leases for which Omega is recognizing revenue on a straight-line basis. The aggregate initial contractual rent for the 43 facilities under these leases is $43.3 million per annum.

In connection with the transition of certain of these facilities, in the first quarter of 2023, Omega made termination payments of $15.5 million that were recorded as initial direct costs related to the lease with the new operator. These termination payments are deferred and will be recognized within depreciation and amortization expense on a straight-line basis over the term of the master lease with the new operator.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of March 31, 2024, our real estate loans receivable consists of 13 fixed rate mortgage notes on 62 long-term care facilities and 15 other real estate loans. The mortgage notes relate to facilities located in 11 states that are operated by 12 independent healthcare operating companies. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

A summary of our real estate loans receivable by loan type and by borrower and/or guarantor is as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Mortgage notes due 2030; interest at 11.22%(1)(2)	$517,437	$514,866
Mortgage notes due 2037; interest at 10.50%	72,420	72,420
Mortgage note due 2025; interest at 7.85%	61,533	62,010
Mortgage note due 2028; interest at 10.00%	50,000	50,000
Other mortgage notes outstanding(3)	90,655	55,141
Mortgage notes receivable – gross	792,045	754,437
Allowance for credit losses on mortgage notes receivable	(48,164)	(55,661)
Mortgage notes receivable – net	743,881	698,776
Other real estate loan due 2035; interest at 7.00%	263,580	263,520
Other real estate loans due 2024-2030; interest at 11.76%(1)	118,474	120,576
Other real estate loans due 2024; interest at 13.21%(1)(4)	109,011	106,807
Other real estate loans outstanding(5)	63,860	57,812
Other real estate loans – gross	554,925	548,715
Allowance for credit losses on other real estate loans	(52,278)	(35,329)
Other real estate loans – net	502,647	513,386
Total real estate loans receivable – net	$1,246,528	$1,212,162
(1)	Approximates the weighted average interest rate on facilities as of March 31, 2024.
(2)	All mortgage notes mature in 2030 with the exception of two mortgage notes with an aggregate outstanding principal balance of $52.0 million that mature in 2024.
(3)	Other mortgage notes outstanding consists of nine loans to multiple borrowers that have a weighted average interest rate of 9.67% as of March 31, 2024, with maturity dates ranging from 2024 through 2027 (with $8.3 million maturing in 2024). Two of the mortgage notes with an aggregate principal balance of $12.9 million are past due and have been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(4)	During the first quarter of 2024, the maturity dates of these loans were extended from March 29, 2024 to June 28, 2024.
(5)	Other real estate loans outstanding consists of seven loans to multiple borrowers that have a weighted average interest rate of 10.88% as of March 31, 2024, with maturity dates ranging from 2027 through 2033.

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Mortgage notes – interest income	$19,843	$16,548
Other real estate loans – interest income	8,896	6,849
Total real estate loans interest income	$28,739	$23,397

During the three months ended March 31, 2024, we funded $41.2 million under seven new real estate loans with a weighted average interest rate of 9.6%. These new loans have a weighted average term of 3.1 years. We also advanced $2.8 million under existing real estate loans during the three months ended March 31, 2024. Included below is additional discussion on any significant new loans issued and significant updates to any existing loans.

Other real estate loan due 2035

In the first quarter of 2023, Omega entered into a restructuring agreement and a loan amendment with Maplewood that modified Maplewood’s secured revolving credit facility. As part of the restructuring agreement and loan amendment, Omega agreed to extend the maturity date of the facility to June 2035, increase the capacity of the secured revolving credit facility from $250.5 million to $320.0 million, including PIK interest applied to the principal, and convert the 7% cash interest due on the secured revolving credit facility to all PIK interest in 2023, with 1% cash interest and 6% PIK interest beginning in 2024, which increases to 4% cash interest and 3% PIK interest in 2025 and through the maturity date. The maximum PIK interest allowable under the credit facility, as amended, is $52.2 million. This amendment was treated as a loan modification provided to a borrower experiencing financial difficulty. During the first quarter of 2024, Maplewood failed to make cash interest payments of $0.5 million that were required under the loan agreement. Following the missed interest payments in the first quarter of 2024, we reviewed the characteristics associated with the loan and borrower and adjusted the internal risk rating on the loan, utilized as a component of our allowance for credit loss calculation, from a 4 to a 5 to reflect the increased risk associated with the loan. The Maplewood risk rating adjustment was the primary reason for the increase in the allowance for credit losses presented in Note 7 – Allowance for Credit Losses. Omega previously adjusted the internal risk rating on the Maplewood loan from a 3 to a 4 in the second quarter of 2023 when Maplewood began to short-pay contractual rent under its lease agreement. We are in discussions with Maplewood to amend the loan agreement. The revolving credit facility is secured by a leasehold mortgage on certain Maplewood facilities. Additionally, the principal on the revolving credit facility is required to be repaid prior to Maplewood receiving any share of residual profit as a result of a sale of the facilities subject to the Maplewood master lease.

During the three months ended March 31, 2023, we recorded interest income of $1.5 million on the secured revolving credit facility for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. We did not record any interest income related to the PIK interest during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the amortized cost basis of this loan was $263.6 million, which represents 19.6% of the total amortized cost basis of all real estate loan receivables. As of March 31, 2024, the remaining commitment under the secured revolving credit facility, including the unrecognized PIK interest, was $33.9 million.

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower. As of March 31, 2024, we had 45 loans with 22 different borrowers. A summary of our non-real estate loans by borrower and/or guarantor is as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Notes due 2024-2029; interest at 11.20%(1)	$92,851	$92,681
Notes due 2036; interest at 5.63%	76,684	77,854
Notes due 2024-2026; interest at 10.99%(1)	49,970	53,300
Note due 2025; interest at 7.83%(2)	44,249	44,999
Notes due 2036; interest at 2.00%	32,308	32,308
Other notes outstanding(3)	94,224	96,104
Non-real estate loans receivable – gross	390,286	397,246
Allowance for credit losses on non-real estate loans receivable	(120,944)	(121,631)
Total non-real estate loans receivable – net	$269,342	$275,615
(1)	Approximates the weighted average interest rate as of March 31, 2024.
(2)	During the first quarter of 2024, this loan was amended to, among other items, extend the maturity date to December 31, 2025, modify the mandatory principal payments required under the loan, reduce the maximum principal under the loan from $55.0 million to $45.0 million and increase the interest rate on borrowings in excess of $15.0 million to 8% in January 2024, with further interest rate increases to 9% and 10% in April 2024 and June 2024, respectively. The interest rate remains at 7.5% for borrowings that do not exceed $15.0 million. The interest rate above represents the weighted average interest rate as of March 31, 2024.
(3)	Other notes outstanding have a weighted average interest rate of 8.09% as of March 31, 2024, with maturity dates ranging from 2024 through 2030 (with $7.6 million maturing in 2024). Three of the other notes outstanding with an aggregate principal balance of $10.1 million are past due and have been written down to the estimated fair value of the underlying collateral of zero, through our allowance for credit losses.

For the three months ended March 31, 2024 and 2023, non-real estate loans generated interest income of $7.1 million and $5.0 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

During the three months ended March 31, 2024, we did not fund any new non-real estate loans. We advanced $4.1 million under existing working capital loans during the three months ended March 31, 2024. We received principal repayments of $6.9 million on existing non-real estate loans during the three months ended March 31, 2024. Included below is additional discussion on any significant new loans issued and/or significant updates to any existing loans.

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

Agemo resumed making interest payments for the Agemo Replacement Loans in May 2023 in accordance with the terms of the restructuring agreement. The Agemo Replacement Loans are on non-accrual status, and we are utilizing the cost recovery method, under which any payments we receive are applied against the principal amount. During the three months ended March 31, 2024, we received $1.2 million of interest payments from Agemo that we applied against the outstanding principal of the loans, and we recognized a recovery for credit loss equal to the amount of payments applied against principal. As of March 31, 2024, the amortized cost basis of these loans was $76.7 million, which represents 19.6% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of March 31, 2024 related to the Agemo Replacement Loans was $71.5 million, which reserves the loan down to the fair value of the underlying collateral, consisting of a second lien on the accounts receivable of Agemo.

Notes due 2036; interest at 2.00%

We have two term loans with LaVie, an $8.3 million term loan and a $25.0 million term loan, that bear interest at 2% (which is all PIK interest) and mature on November 30, 2036. As of March 31, 2024, the amortized cost basis of these loans was $32.3 million, which represents 8.3% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of March 31, 2024 related to these loans was $28.7 million, which reserves the loan down to the fair value of the underlying collateral consisting of a second lien on the accounts receivable of the operator.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the three months ended March 31, 2024 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2023	Provision (Recovery) for Credit Loss for the three months ended March 31, 2024(1)		Write-offs charged against allowance for the three months ended March 31, 2024	Allowance for Credit Loss as of March 31, 2024
		(in thousands)
1	Real estate loan receivable	$1,501	$(193)		$—	$1,308
2	Real estate loans receivable	291	269		—	560
3	Real estate loans receivable	12,635	1,056		—	13,691
4	Real estate loans receivable	65,113	(29,915)	(2)	—	35,198
5	Real estate loans receivable	—	38,235	(2)	—	38,235
6	Real estate loans receivable	11,450	—		—	11,450
	Sub-total	90,990	9,452		—	100,442

5	Investment in direct financing leases	2,489	(191)		—	2,298
	Sub-total	2,489	(191)		—	2,298

2	Non-real estate loans receivable	1,151	191		—	1,342
3	Non-real estate loans receivable	3,903	206		—	4,109
4	Non-real estate loans receivable	720	(110)		—	610
5	Non-real estate loans receivable	43,404	2,723		—	46,127
6	Non-real estate loans receivable	72,453	(605)		(3,092)	68,756
	Sub-total	121,631	2,405	(3)	(3,092)	120,944

2	Unfunded real estate loan commitments	10	(5)		—	5
3	Unfunded real estate loan commitments	335	121		—	456
4	Unfunded real estate loan commitments	4,314	(4,239)		—	75
5	Unfunded real estate loan commitments	—	4,924		—	4,924
2	Unfunded non-real estate loan commitments	692	(112)		—	580
3	Unfunded non-real estate loan commitments	46	(2)		—	44
4	Unfunded non-real estate loan commitments	63	(21)		—	42
5	Unfunded non-real estate loan commitments	1,594	(1,594)		—	—
	Sub-total	7,054	(928)		—	6,126

	Total	$222,164	$10,738		$(3,092)	$229,810

(1)	During the three months ended March 31, 2024, we received proceeds of $2.3 million from the liquidating trust related to the $25.0 million senior unsecured debtor in possession facility to Gulf Coast Health Care LLC, which resulted in a recovery for credit losses of $2.3 million that is not included in the rollforward above since we had previously written-off the loan balance and related reserves.
(2)	Amount reflects the movement of reserves associated with Maplewood’s secured revolving credit facility due to an adjustment to the internal risk rating on the loan from a 4 to a 5 during the first quarter of 2024. See Note 5 – Real Estate Loans Receivable for additional information.
(3)	This amount includes cash recoveries of $1.2 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $0.2 million related to principal payments received on loans that were fully reserved.

A rollforward of our allowance for credit losses for the three months ended March 31, 2023 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2022	Provision (Recovery) for Credit Loss for the three months ended March 31, 2023		Write-offs charged against allowance for the three months ended March 31, 2023	Other additions to the allowance for the three months ended March 31, 2023		Allowance for Credit Loss as of March 31, 2023
		(in thousands)
1	Real estate loans receivable	$162	$351		$—	$—		$513
2	Real estate loans receivable	157	(111)			—		46
3	Real estate loans receivable	15,110	(421)		—	—		14,689
4	Real estate loans receivable	33,666	(9,445)		—	—		24,221
6	Real estate loans receivable	52,265	(2,294)		—	—		49,971
	Sub-total	101,360	(11,920)		—	—		89,440

5	Investment in direct financing leases	2,816	(193)		—	—		2,623
	Sub-total	2,816	(193)		—	—		2,623

2	Non-real estate loans receivable	859	(567)		—	—		292
3	Non-real estate loans receivable	2,079	(1,727)		—	—		352
4	Non-real estate loans receivable	634	(361)		—	—		273
5	Non-real estate loans receivable	18,619	66		—	25,200	(1)	43,885
6	Non-real estate loans receivable	61,677	8,086		—	—		69,763
	Sub-total	83,868	5,497		—	25,200		114,565

3	Unfunded real estate loan commitments	—	2,660		—	—		2,660
4	Unfunded real estate loan commitments	84	(62)		—	—		22
2	Unfunded non-real estate loan commitments	207	(96)		—	—		111
3	Unfunded non-real estate loan commitments	29	(23)		—	—		6
6	Unfunded non-real estate loan commitments	—	80		—	—		80
		320	2,559		—	—		2,879

	Total	$188,364	$(4,057)	(2)	$—	$25,200		$209,507
(1)	This amount relates to the additional $25.2 million allowance recorded during the first quarter of 2023 to reserve the aggregate deferred rent amount that is included within Agemo Replacement Loan B.
(2)	The amount includes cash recoveries of $2.5 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $0.4 million related to principal payments received on loans that were fully reserved.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2024	2023	2022	2021	2020	2019	2018 & older	Revolving Loans	Balance as of March 31, 2024
		(in thousands)
1	Real estate loans receivable	$—	$—	$20,000	$—	$—	$—	$61,533	$—	$81,533
2	Real estate loans receivable	11,700	8,257	—	—	21,325	—	—	—	41,282
3	Real estate loans receivable	23,257	172,393	30,600	72,420	—	—	—	—	298,670
4	Real estate loans receivable	6,016	89,594	—	30,627	82,781	—	439,965	—	648,983
5	Real estate loans receivable	—	—	—	—	—	—	—	263,580	263,580
6	Real estate loans receivable	—	—	—	—	—	—	12,922	—	12,922
	Sub-total	40,973	270,244	50,600	103,047	104,106	—	514,420	263,580	1,346,970

5	Investment in direct financing leases	—	—	—	—	—	—	11,171	—	11,171
	Sub-total	—	—	—	—	—	—	11,171	—	11,171

2	Non-real estate loans receivable	—	—	—	—	—	—	—	114,398	114,398
3	Non-real estate loans receivable	—	88,276	20,000	—	—	3,653	667	8,550	121,146
4	Non-real estate loans receivable	—	1,105	—	—	—	667	1,000	26,033	28,805
5	Non-real estate loans receivable	—	4,190	—	—	—	2,274	47,117	—	53,581
6	Non-real estate loans receivable	—	5,924	24,457	7,851	—	—	29,567	4,557	72,356
	Sub-total	—	99,495	44,457	7,851	—	6,594	78,351	153,538	390,286

	Total	$40,973	$369,739	$95,057	$110,898	$104,106	$6,594	$603,942	$417,118	$1,748,427

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$(3,092)	$—	$(3,092)

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of March 31, 2024 and December 31, 2023, we have excluded $10.8 million and $10.2 million, respectively, of contractual interest receivables and $2.4 million and $3.1 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three months ended March 31, 2024 and 2023, we recognized $1.0 million and $1.5 million, respectively, of interest income related to loans on non-accrual status as of March 31, 2024.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(in thousands)
Assets
Real estate assets – net	$1,012,089	$996,540
Assets held for sale	—	66,130
Real estate loans receivable – net	400,068	370,147
Investments in unconsolidated joint ventures	9,016	9,009
Non-real estate loans receivable – net	9,965	10,679
Contractual receivables – net	544	746
Other assets	711	1,423
Total assets	1,432,393	1,454,674

Liabilities
Accrued expenses and other liabilities	(47,048)	(46,677)
Total liabilities	(47,048)	(46,677)

Collateral
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,078,671)	(1,105,383)
Total collateral	(1,126,671)	(1,153,383)

Maximum exposure to loss	$258,674	$254,614
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the two loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $8.1 million and $8.9 million as of March 31, 2024 and December 31, 2023, respectively.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenue
Rental income	$19,128	$9,838
Interest income	2,964	2,106
Total	$22,092	$11,944

Consolidated VIEs

We own a partial equity interest in a joint venture that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the joint venture. As of March 31, 2024 and December 31, 2023, this joint venture has $28.0 million and $27.9 million, respectively, of total assets, and $21.0 million and $20.7 million, respectively, of total liabilities, which are included in our Consolidated Balance Sheets.

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

				Carrying Amount
	Ownership	Facility	Facility	March 31,	December 31,
Entity	% (1)	Type	Count (1)	2024	2023
Second Spring Healthcare Investment	15%	SNF	—	$8,336	$8,945
Lakeway Realty, L.L.C.(2)	51%	Specialty facility	1	68,569	68,902
Cindat Joint Venture	49%	ALF	63	95,979	97,559
OMG Senior Housing, LLC	50%	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	N/A	N/A	794	752
RCA NH Holdings RE Co., LLC(2)(3)	20%	SNF	5	3,400	3,400
WV Pharm Holdings, LLC(2)(3)	20%	N/A	N/A	3,000	3,000
OMG-Form Senior Holdings, LLC(2)(3)	49%	ALF	1	2,617	2,609
CHS OHI Insight Holdings, LLC	25%	N/A	N/A	3,242	3,242
				$185,937	$188,409
(1)	Ownership percentages and facility counts are as of March 31, 2024.
(2)	As of March 31, 2024 and December 31, 2023, we have an aggregate of $79.6 million of loans outstanding with these joint ventures.
(3)	These joint ventures are unconsolidated VIEs and therefore are included in the tables in Note 8 – Variable Interest Entities.

The following table reflects our income (loss) from unconsolidated joint ventures for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Entity	2024	2023

	(in thousands)
Second Spring Healthcare Investments	$235	$289
Lakeway Realty, L.L.C.	691	679
Cindat Joint Venture	(705)	1
OMG Senior Housing, LLC	(112)	(220)
OH CHS SNP, Inc.	42	82
OMG-Form Senior Holdings, LLC	(53)	—
Total	$98	$831

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of March 31, 2024 and December 31, 2023:

(in thousands)
Balance as of December 31, 2023	$643,897
Foreign currency translation	(119)
Balance as of March 31, 2024	$643,778

The following is a summary of our intangible assets and liabilities as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(in thousands)
Assets:
Above market leases	$4,214	$4,214
Accumulated amortization	(3,547)	(3,532)
Net above market leases	$667	$682

Liabilities:
Below market leases	$48,791	$48,791
Accumulated amortization	(37,723)	(37,177)
Net below market leases	$11,068	$11,614

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

For the three months ended March 31, 2024 and 2023, our net amortization related to intangibles was $0.5 million and $6.1 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2024 and the next four years is as follows: remainder of 2024 – $1.6 million; 2025 – $2.1 million; 2026 – $1.8 million; 2027 – $1.5 million and 2028 – $0.9 million. As of March 31, 2024, the weighted average remaining amortization period of above market lease assets is 13 years and below market lease liabilities is seven years.

NOTE 11 – CONCENTRATION OF RISK

As of March 31, 2024, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 896 healthcare facilities, located in 42 states and the U.K. and operated by 78 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled $9.2 billion at March 31, 2024, with 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 590 SNFs, 189 ALFs, 19 ILFs, 19 specialty facilities and one medical office building, (ii) fixed rate mortgages on 47 SNFs, 12 ALFs, two specialty facilities and one ILF, and (iii) 16 facilities that are held for sale. At March 31, 2024, we also held other real estate loans receivable (excluding mortgages) of $502.6 million, non-real estate loans receivable of $269.3 million and $185.9 million of investments in nine unconsolidated joint ventures.

As of March 31, 2024 and December 31, 2023, we had investments with one operator or manager that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated 4.7% and 2.9% of our total revenues for the three months ended March 31, 2024 and 2023, respectively. The revenue associated with Maplewood for the three months ended March 31, 2023 reflects a reduction of revenue of $12.5 million related to a termination fee payment made by Omega as discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements. During the three months ended March 31, 2024, we also have one operator with total revenues that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated 12.9% and 9.6% of our total revenues for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, CommuniCare represented 9.3% of our total investments.

As of March 31, 2024, the three states in which we had our highest concentration of investments were Texas (10.4%), Indiana (6.8%) and California (6.1%). In addition, our concentration of investments in the U.K. is 6.8%.

NOTE 12 – STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of our declared cash dividends on common stock:

Record	Payment	Dividend per
Date	Date	Common Share
February 5, 2024	February 15, 2024	$0.67
April 30, 2024	May 15, 2024	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three months ended March 31, 2024 and 2023 (in thousands):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	March 31, 2023	82	$2,278
Three Months Ended	March 31, 2024	29	882

At-The-Market Offering Programs

The following is a summary of the shares issued under our $1.0 billion At-The-Market Offering Program (“ATM Program”) for the three months ended March 31, 2024 and 2023 (in thousands except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
Three Months Ended	March 31, 2023	—	$—	$—	$—
Three Months Ended	March 31, 2024	1,041	30.49	32,295	31,738
(1)	Represents the average price per share after issuance costs.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax where applicable:

	Three Months Ended
	2024	2023

	(in thousands)
Foreign currency translation	$(55,780)	$(69,170)
Derivative instruments designated as cash flow hedges(1)	81,988	76,806
Derivative instruments designated as net investment hedges	5,653	13,593
Total accumulated other comprehensive income before noncontrolling interest	31,861	21,229
Add: portion included in noncontrolling interest	(9)	304
Total accumulated other comprehensive income for Omega	$31,852	$21,533
(1)	During the three months ended March 31, 2024 and 2023, we reclassified $2.6 million and $1.1 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

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

As a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2023, we distributed dividends in excess of our taxable income.

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

As of March 31, 2024, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of $9.8 million. Our NOL carry-forward was partially reserved as of March 31, 2024, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017, may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. The majority of our U.K. portfolio elected to enter the U.K. REIT regime with an effective date of April 1, 2023. As of March 31, 2024, one of our U.K. subsidiaries had a NOL carryforward of $35.4 million. These U.K. NOLs have no expiration date and may be available to offset future taxable income. We believe these foreign NOLs are realizable under a “more likely than not” measurement and have not recorded a valuation allowance against the deferred tax asset.

The following is a summary of deferred tax assets and liabilities (which are recorded in other assets and accrued expenses and other liabilities in our Consolidated Balance Sheets):

	March 31,	December 31,
	2024	2023

	(in thousands)
U.S. Federal net operating loss carryforward	$2,048	$2,079
Valuation allowance on deferred tax asset	(1,996)	(2,024)
Foreign net operating loss carryforward	8,857	9,491
Net deferred tax asset	$8,909	$9,546

Foreign deferred tax liability (1)	$1,426	$1,508
Net deferred tax liability	$1,426	$1,508
(1)	The deferred tax liability resulted from book to tax differences recorded in the U.S. relating to depreciation and revenue recognition in the U.K. recognized upon the majority of our U.K. portfolio entering the U.K. REIT regime effective April 1, 2023.

The following is a summary of our provision for income taxes:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Federal, state and local income tax expense	$0.5	$0.3
Foreign income tax expense (benefit) (1)	2.1	(1.6)
Total income tax expense (benefit) (2)	$2.6	$(1.3)
(1)	The benefit for the three months ended March 31, 2023 primarily relates to adjustments made to our deferred tax assets and liabilities as a result of the majority of our U.K. portfolio electing to enter into the U.K. REIT regime effective April 1, 2023.
(2)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

Stock-based compensation expense was $9.2 million and $8.7 million for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations.

We granted 259,781 time-based profits interest units (“PIUs”) during the first quarter of 2024 to certain officers and employees, and those units vest on December 31, 2026 (three years after the grant date), subject to continued employment and vesting in connection with certain other events.

We granted 2,297,064 performance-based PIUs during the first quarter of 2024 to certain officers and employees, which are earned based on the level of performance over the performance period (normally three years) and vest quarterly in the fourth year, subject to continued employment and vesting in connection with certain other events. We also granted 71,106 performance-based restricted stock units (“RSUs”) during the first quarter of 2024 to certain employees, which are earned based on the level of performance over the performance period (normally three years) and vest on December 31, 2026, subject to continued employment.

Time-based and performance-based grants made to named executive officers and key employees that meet certain conditions under the Company’s retirement policy (length of service, age, etc.) vest on an accelerated basis pursuant to the terms of our 2018 Stock Incentive Plan.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		March 31,	March 31,	December 31,
	Maturity	2024	2024	2023

			(in thousands)
Secured borrowings:
HUD mortgages(1)	2049-2051	N/A	$—	$41,878
2024 term loan(2)	2024	10.83%	20,145	20,085
Total secured borrowings			20,145	61,963

Unsecured borrowings:
Revolving credit facility(3)(4)	2025	6.64%	20,213	20,397
			20,213	20,397
Senior notes and other unsecured borrowings:
2024 notes(3)(5)	2024	4.95%	400,000	400,000
2025 notes(3)	2025	4.50%	400,000	400,000
2026 notes(3)	2026	5.25%	600,000	600,000
2027 notes(3)	2027	4.50%	700,000	700,000
2028 notes(3)	2028	4.75%	550,000	550,000
2029 notes(3)	2029	3.63%	500,000	500,000
2031 notes(3)	2031	3.38%	700,000	700,000
2033 notes(3)	2033	3.25%	700,000	700,000
2025 term loan(3)(6)	2025	5.60%	428,500	428,500
OP term loan(7)(8)	2025	5.52%	50,000	50,000
Deferred financing costs – net			(18,958)	(20,442)
Discount – net			(21,748)	(23,102)
Total senior notes and other unsecured borrowings – net			4,987,794	4,984,956

Total unsecured borrowings – net			5,008,007	5,005,353

Total secured and unsecured borrowings – net(9)(10)			$5,028,152	$5,067,316
(1)	Wholly owned subsidiaries of Omega OP were the obligors on these borrowings. During the first quarter of 2024, the remaining nine HUD mortgages with outstanding principal of $41.6 million were paid off. The payoff also included a $1.3 million prepayment fee, which is included in loss on debt extinguishment on our Consolidated Statements of Operations.
(2)	Borrowing is the debt of the consolidated joint venture discussed in Note 8 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing is secured by two ALFs, which are owned by the joint venture. During the first quarter of 2024, this loan was extended from February 29, 2024 to April 30, 2024. During the second quarter of 2024, the company repaid this loan using available cash and proceeds from our revolving credit facility.
(3)	Guaranteed by Omega OP.
(4)	As of March 31, 2024, borrowings under Omega’s $1.45 billion senior unsecured multicurrency revolving credit facility consisted of £16.0 million British Pounds Sterling (“GBP”). The applicable interest rate on the U.S. Dollar tranche and on the GBP borrowings under the alternative currency tranche of the credit facility were 6.64% and 6.51% as of March 31, 2024, respectively.
(5)	The Company repaid the $400 million of 4.95% senior notes on the April 1, 2024 maturity date using available cash and proceeds from our revolving credit facility.
(6)	The weighted average interest rate of the $428.5 million 2025 term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 4.047%.
(7)	Omega OP is the obligor on this borrowing.
(8)	The weighted average interest rate of the $50 million OP term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 3.957%.
(9)	All borrowings are direct borrowings of Parent unless otherwise noted.
(10)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2024 and December 31, 2023, we were in compliance with all applicable covenants for our borrowings.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of March 31, 2024, we have 12 interest rate swaps with $478.5 million in notional value. The swaps are designated as cash flow hedges of the interest payments on two of Omega’s variable interest loans. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

On February 27, 2024, we terminated two foreign currency forward contracts that were entered into in March 2021 with notional amounts totaling £70.0 million. Omega received a net cash settlement of $8.4 million as a result of termination, which is included within net cash used in investing activities in the Consolidated Statements of Cash Flows. The $8.4 million related to the termination will remain in accumulated other comprehensive income until the underlying hedged items are liquidated. Concurrent with the termination of the two foreign currency forward contracts, also on February 27, 2024, we entered into three new foreign currency forward contracts with notional amounts totaling £78.0 million and a GBP-USD forward rate of 1.2707, each of which mature between March 8, 2027 and March 7, 2031. The new currency forward contracts hedge an intercompany loan between a U.S. and a U.K. subsidiary.

The location and fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	March 31,	December 31,
	2024	2023

Cash flow hedges:	(in thousands)
Other assets	$1,745	$—
Accrued expenses and other liabilities	$325	$6,533

Net investment hedges:
Other assets	$2,835	$8,903
Accrued expenses and other liabilities	$646	$8

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

At March 31, 2024 and December 31, 2023, the net carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$8,873	$8,873	$8,716	$8,716
Real estate loans receivable – net	1,246,528	1,221,793	1,212,162	1,258,838
Non-real estate loans receivable – net	269,342	276,042	275,615	279,710
Total	$1,524,743	$1,506,708	$1,496,493	$1,547,264
Liabilities:
Revolving credit facility	$20,213	$20,213	$20,397	$20,397
2024 term loan	20,145	19,750	20,085	19,750
2025 term loan	425,257	428,500	424,662	428,500
OP term loan	49,890	50,000	49,864	50,000
4.95% notes due 2024 – net	400,000	400,000	399,747	398,888
4.50% notes due 2025 – net	399,397	395,600	399,207	393,240
5.25% notes due 2026 – net	598,730	596,094	598,553	596,508
4.50% notes due 2027 – net	695,668	677,411	695,302	671,538
4.75% notes due 2028 – net	546,177	530,992	545,925	528,704
3.63% notes due 2029 – net	493,401	446,305	493,099	440,785
3.38% notes due 2031 – net	687,620	597,492	687,172	594,734
3.25% notes due 2033 – net	691,654	566,881	691,425	564,809
HUD mortgages – net	—	—	41,878	31,322
Total	$5,028,152	$4,729,238	$5,067,316	$4,739,175

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2023). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Real estate loans receivable: The fair value of the real estate loans receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving credit facility, OP term loan, 2024 term loan and 2025 term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.
●	HUD mortgages: The fair value of our borrowings under HUD debt agreements was estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

Shareholder Litigation

Certain derivative actions have been brought against three of the Company’s officers, C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth, and certain current and former directors of the Company, asserting claims for breach of duty primarily relating to matters at issue in a securities class action in the Southern District of New York that was settled in 2023, including alleged failures to disclose material adverse facts about the Company’s business, operations and prospects, including the financial and operating results of one of the Company’s operators, Orianna Health Systems (“Orianna”), the ability of Orianna to make timely rent payments and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables concerning Orianna.

In 2018, Stourbridge Investments LLC, a purported stockholder of the Company, filed a derivative action purportedly on behalf of the Company in the U.S. District Court for the Southern District of New York, alleging violations of Section 14(a) of the Exchange Act and state-law claims including breach of fiduciary duty (the “Stourbridge Matter”). The complaint alleges, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna. The plaintiff did not make a demand on the Company to bring the action prior to filing it, but rather alleges that demand would have been futile.

In 2019, purported stockholder Phillip Swan by his counsel, and stockholders Tom Bradley and Sarah Smith by their counsel, filed derivative actions in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment against the named defendants. The complaints allege, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna. Those actions were consolidated (together, the “Swan Matter”). Prior to filing suit, each of these stockholders had made demands on the Board of Directors in 2018 that the Company bring such lawsuits. After an investigation and due consideration, and in the exercise of its business judgment, the Board of Directors determined that it is not in the best interests of the Company to commence litigation against any current or former officers or directors based on the matters raised in the demands.

In addition, in late 2020, Robert Wojcik, a purported shareholder of the Company, filed a derivative action in the U.S. District Court for the District of Maryland, purportedly on behalf of the Company, asserting violations of Section 14(a) of the Exchange Act, Sections 10(b) and 21D of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (the “Wojcik Matter”). The complaint alleges, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna, as well as certain alleged discriminatory conduct and lack of diversity concerning the Company. Wojcik also did not make a demand on the Company prior to filing suit.

The Company and individual defendants have reached an agreement in principle with each of the derivative plaintiffs to resolve these derivative actions, as reflected by written memoranda of understanding. The proposed settlements contemplate the Company’s adoption of certain non-monetary corporate governance enhancements and initiatives. In February 2024, formal stipulations of settlement, incorporating the substantive terms of the memoranda of understanding and detailing the proposed settlements’ operational terms, were submitted for court approval. In March 2024, the court overseeing the Stourbridge Matter and the Swan Matter issued an order granting preliminary approval to a proposed settlement reached with the plaintiffs in the Stourbridge Matter and the Swan Matter. That court scheduled a hearing on May 21, 2024, to determine whether it should issue an order for final approval of the proposed settlement in the Stourbridge Matter and the Swan Matter. In April 2024, the court overseeing the Wojcik Matter issued an order granting preliminary approval to the proposed settlement reached with the plaintiff in the Wojcik Matter. That court scheduled a hearing on June 24, 2024, to determine whether it should issue an order for final approval of the proposed settlement. The proposed settlements are without any admission of the allegations in the complaints, which the defendants deny. While the Company believes that it was and is in compliance with all applicable laws, in the fourth quarter of 2023, the Company recorded a $2.8 million legal reserve related to this matter which is included within accrued expenses and other liabilities on the Consolidated Balance Sheets. As the settlement amounts are to be paid by insurance, the Company concurrently recorded a receivable for $2.8 million within other assets on the Consolidated Balance Sheet, and consequently there is no impact to the Consolidated Statements of Operations related to these matters.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of March 31, 2024, our maximum funding commitment under these indemnification agreements was $6.5 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable in the event that the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2024, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$162,651
Non-real estate loan commitments	43,304
Real estate loan commitments	51,092
Total remaining commitments (1)	$257,047
(1)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023

	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders – basic	$67,361	$35,942
Add: net income attributable to OP Units	2,036	1,048
Net income available to common stockholders – diluted	$69,397	$36,990
Denominator:
Denominator for basic earnings per share	246,071	234,954
Effect of dilutive securities:
Common stock equivalents	3,756	1,384
Noncontrolling interest – Omega OP Units	7,437	6,850
Denominator for diluted earnings per share	257,264	243,188

Earnings per share – basic:
Net income available to common stockholders	$0.27	$0.15
Earnings per share – diluted:
Net income available to common stockholders	$0.27	$0.15

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$361,773	$245,182
Restricted cash	1,253	3,336
Cash, cash equivalents and restricted cash at end of period	$363,026	$248,518

Supplemental information:
Interest paid during the period, net of amounts capitalized	$58,412	$61,451
Taxes paid during the period	$1,249	$1,636

Non-cash financing activities:
Change in fair value of hedges	$9,675	$(13,516)
Remeasurement of debt denominated in a foreign currency	$(184)	$538

NOTE 21 – SUBSEQUENT EVENTS

New Investments

In April 2024, we acquired one facility in Michigan for consideration of $31.0 million and leased it to an existing operator. The facility has an initial annual cash yield of 11.5% with annual escalators of 2.0% beginning in the third year.

In May 2024, we acquired 32 facilities in the U.K. for aggregate consideration of $62.7 million and leased them to one new operator. The facilities have a weighted average initial annual cash yield of 10.0% with annual escalators of 2.5%.

In May 2024, we funded $71.7 million in real estate loans to a U.K. operator. The loans have a weighted average interest rate of 10.0% and a weighted average term of 6 months.

Loan Repayments

The Company repaid the $400 million of 4.95% senior notes on the April 1, 2024 maturity date, using available cash and proceeds from our revolving credit facility.

Subsequent to quarter end, the Company repaid the $19.8 million 2024 term loan, which was the debt of a consolidated joint venture and had a maturity date of April 30, 2024, using available cash and proceeds from our revolving credit facility.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the long-term impacts of the COVID-19 pandemic on our business and the business of our operators, including the levels of staffing shortages, increased costs and decreased occupancy experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) arising from the pandemic, the ability of our operators to comply with infection control and vaccine protocols and to manage facility infection rates or future infectious diseases, and the sufficiency of government support and reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including recently issued federal minimum staffing requirements for SNFs that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and ALF markets or local real estate conditions;
(7)	the availability and cost of capital to us;
(8)	changes in our credit ratings and the ratings of our debt securities;
(9)	competition in the financing of healthcare facilities;
(10)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(11)	changes in the financial position of our operators;
(12)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(13)	changes in interest rates and the impact of inflation;
(14)	the timing, amount and yield of any additional investments;
(15)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”);
(16)	our ability to maintain our status as a REIT; and
(17)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	First Quarter of 2024 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of March 31, 2024, Parent owned 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned 3% of the outstanding Omega OP Units.

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

Outlook, Trends and Other Conditions

Our industry continues to face the long-term impact of the COVID-19 pandemic, which significantly and adversely impacted SNFs and long-term care providers during the height of the pandemic due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve. In addition, the pandemic contributed to occupancy declines, labor shortages and staffing expense increases, and other cost increases that have not yet returned to pre-pandemic levels and which continue to significantly impact our operators post-pandemic. There continues to be uncertainty regarding the duration of these impacts, particularly given uncertainty as to whether reimbursement increases from the federal government, the states and the U.K. will be effective in offsetting these incremental costs and lost revenues; the impact of potential regulatory changes, including the ultimate scope and impact of recently issued U.S. federal minimum staffing rules for our industry; and the continued ability of our operators to manage infectious diseases in our facilities. See “Government Regulation and Reimbursement” for additional information.

As discussed further in “Collectibility Issues” below, in 2023 and the first quarter of 2024, we have had several operators that have failed to make contractual payments under their lease and loan agreements, and we have agreed to short-term deferrals, lease and portfolio restructurings and/or allowed the application of security deposits or letters of credit to pay rent for several operators. To the extent the cost and occupancy impacts on our operators do not recover or are not offset by continued government relief or reimbursement rates that are sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, and some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we remain cautious as some of the long-term impacts of the COVID-19 pandemic noted above may continue to have a significant impact on our operators and their financial conditions.

In addition to the long-term impacts of COVID-19 and regulatory requirements discussed above, our operators have been and are likely to continue to be adversely affected by inflation-related cost increases, which may exacerbate labor shortages and increase labor costs, among other impacts. We continue to monitor these impacts as well as the impacts of other regulatory changes, as discussed below, including any significant limits on the scope of services eligible for reimbursement and on reimbursement rates and fees, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

On February 21, 2024, Change Healthcare, a unit of UnitedHealth Group, was impacted by a cybersecurity incident involving its information technology systems that disrupted processing of claims, among other transaction services it provides. Certain of our operators that directly or indirectly utilize Change Healthcare’s services experienced reimbursement delays due to the incident and may continue to experience delays until it is resolved. This incident and the resulting reimbursement delays affecting our operators may cause delays in the timing of our operators’ payments to us if not remedied timely. We are continuing to monitor the impact of the incident but at this time do not believe the incident is reasonably likely to materially impact the Company’s financial condition or results of operations.

Government Regulation and Reimbursement

The following information supplements and updates, and should be read in conjunction with, the information contained under the caption Item 1. Business – Government Regulation and Reimbursement in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The COVID-19 public health emergency that was declared by the U.S. Department of Health and Human Services (“HHS”) in January 2020 and expired in May 2023, allowed HHS to provide temporary regulatory waivers and new reimbursement rules, such as a temporary increase in the Medicaid Federal Medical Assistance Percentage (the “FMAP”) and other rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. The three-day prior hospital stay waiver was a significant benefit to the skilled nursing industry during the height of the pandemic, as the reimbursement associated with the ability to skill in place helped to offset some of the increased costs connected with managing the pandemic. These regulatory actions contributed to a change in census volumes and skilled nursing mix that may not otherwise have occurred. Following the termination of the public health emergency, we believe federal and state regulators have resumed enforcement of those regulations which were waived or otherwise not enforced during the public health emergency.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, have had a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s continued effect, including through prolonged labor shortages, lower occupancy and expense increases, on the Company’s and our operators’ operational and financial performance will depend on future developments, including the recovery in occupancy and availability of labor, the ultimate scope, implementation timeline and impact of recently issued federal minimum staffing rules for SNFs, the sufficiency and timeliness of additional governmental relief and reimbursement rate setting in offsetting cost increases, and the continued efficacy of infection control measures, all of which are uncertain and difficult to predict and may continue to adversely impact our business, results of operations, financial condition and cash flows.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. In addition to quality and value-based reimbursement reforms, the U.S. Centers for Medicare and Medicaid Services (“CMS”) has implemented a number of initiatives focused on the reporting of certain facility specific quality of care indicators that could affect our operators, including publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under the CMS “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. These rating changes have impacted referrals to SNFs, and it is possible that changes to this system or other ranking systems could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters. SNFs are required to comply with new reporting requirements, effective as of January 16, 2024, relating to ownership by and affiliations with private equity firms and REITs, as well as provide information for inclusion on the CMS Nursing Home Care Compare website regarding staffing and quality measures. Any of these reporting requirements may impact occupancy at our properties and our business, results of operations, financial condition and cash flows.

The following is a discussion of certain U.S. laws and regulations generally applicable to our operators, and in certain cases, to us.

Reimbursement Changes in Response to the Pandemic:

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

Among these forms of financial assistance, on March 18, 2020, the Families First Coronavirus Response Act (“FFCRA”) was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s FMAP reimbursement, which was phased out as of December 31, 2023 following the expiration of the public health emergency in May 2023. In exchange for receiving the enhanced federal funding, the FFCRA included a requirement that Medicaid programs keep beneficiaries enrolled through the end of the month in which the public health emergency terminated. However, Congress decoupled the Medicaid continuous enrollment from the public health emergency and terminated this provision effective March 31, 2023. Beginning April 1, 2023, states that complied with federal rules regarding beneficiary renewals were eligible to begin the phase-down of the enhanced federal funding according to the following schedule: 6.2 percentage points through March 2023; 5 percentage points through June 2023; 2.5 percentage points through September 2023 and 1.5 percentage points through December 2023. Following termination of the continuous enrollment provision, total Medicaid enrollment, which had grown substantially during the pandemic, has declined.

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

Quality of Care and Staffing Initiatives.  In addition to COVID-19 reimbursement changes, several regulatory initiatives announced from 2020 to 2022 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In addition, the CMS Nursing Home Care Compare website and the Five Star Quality Rating System were updated to include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period).

Additionally, on April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at nursing homes, which CMS estimates exceed existing staffing standards in nearly all states. The final rule is being implemented on a staggered phase-in basis based on geographic location and will require nursing homes participating in Medicare and Medicaid to maintain a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 HPRD of direct registered nurse care and 2.45 HPRD of direct nurse aide care. Facilities would be permitted to use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse or nurse aide) to account for the additional 0.48 HPRD required to comply with the total nurse staffing standard. In addition, the final rule requires nursing homes to ensure a registered nurse is onsite 24 hours per day, seven days per week, although CMS indicated that a director of nursing role could fulfill such requirement. The final rule also provides possible hardship exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule was not accompanied by additional funding for our operators to offset the costs associated with meeting these increased staffing requirements in an industry that is already facing staffing shortages. Accordingly, these increased staffing requirements, if not overturned legislatively or by legal action, or if not accompanied by increased state reimbursement to offset the increased financial burden, may have a future adverse impact on the financial condition of many of our operators, which may be material, but which likely would not be experienced until closer to the point of delayed implementation.

The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. Further, on November 15, 2023, CMS issued a final rule, effective January 16, 2024, that requires SNFs participating in the Medicare or Medicaid programs to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs. The CMS announcement noted concerns regarding the quality of care provided at SNFs owned by private equity firms, REITs and other investment firms. There have also been congressional hearings examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry, the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. These initiatives, as well as additional calls for government review, at the state and federal level, of the role of private equity in the U.S. healthcare industry and proposed legislation related to certain SNF financial arrangements with REITs, could result in additional requirements on our operators.

In addition, on April 22, 2024, CMS issued the Ensuring Access to Medicaid Services final rule, which requires that, beginning six years after the effective date of the final rule, states generally ensure that at least 80% of Medicaid home and community-based services (“HCBS”) payments be put toward compensation for direct care workers. The final rule also requires more transparency regarding how much states pay for HCBS and how those rates are set. It is uncertain what the ultimate impact of the final rule, as well as similar initiatives at the state level, will be on providers of Medicaid HCBS services, given uncertainty related to how HCBS providers are currently spending Medicaid dollars, how many providers fall below the required 80% threshold and how well regulators can measure and track spending by HCBS providers. In addition, it remains unclear whether similar requirements, including those establishing minimum allocations of Medicaid or other reimbursements to direct care workers, will be proposed for SNFs, ALFs and other senior care providers; any such requirements, if enacted, could have a material adverse impact on the financial condition of our operators.

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

The CARES Act and American Rescue Plan Act contained several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. While the CARES Act provided for a 6.2% FMAP add-on to the Medicaid program during the public health emergency, which was phased out as of December 31, 2023, only certain states passed any of this benefit directly to SNF operators either via an enhanced rate or lump sum payments. Additionally, the American Rescue Plan Act provided for a 10% FMAP add-on for state home and community-based service expenditures from April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. Both programs came with conditions that states had to meet to be eligible for the FMAP add-on. There may be future initiatives aimed at allocating funding available for reimbursement away from SNFs in favor of home health agencies and community-based care.

The risk of insufficient Medicaid reimbursement rates, along with possible initiatives to push residents historically cared for in SNFs to alternative settings, labor shortages in certain areas and limited pandemic support in certain states, may impact us more acutely in states where we have a larger presence. While state reimbursement rates have generally improved over the last several years, reimbursement support is not consistent across states, and it is difficult to assess whether the level of reimbursement support has or will continue to adequately keep pace with increased operator costs. We continue to monitor rate adjustment activity, particularly in states in which we have a meaningful presence.

Medicare.  On July 31, 2023, CMS issued a final rule regarding the government fiscal year 2024 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $1.4 billion, or 4.0%, for fiscal year 2024 compared to fiscal year 2023. This estimated reimbursement increase is attributable to a 6.4% net market basket update to the payment rates, which is based on a 3.0% SNF market basket increase plus a 3.6% market basket forecast error adjustment and less a 0.2% productivity adjustment, as well as a negative 2.5%, or approximately $789 million, decrease in the fiscal year 2024 SNF Medicare payment rates as a result of the second phase of the Patient Driven Payment Model (“PDPM”) parity adjustment recalibration described below, which was being phased in over two years. The annual update is reduced by 2% for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $185 million in fiscal year 2024. While Medicare reimbursement rate setting, which takes effect annually each October, has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current inflation rates remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by non-inflationary factors, including any adjustments related to the impact of various payment models, such as those described below.

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

First Quarter of 2024 and Recent Highlights

Investments

●	During the three months ended March 31, 2024, we acquired two facilities for aggregate consideration of $13.3 million. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 9.5% and 10.0%.
●	We invested $21.4 million under our construction in progress and capital improvement programs during the three months ended March 31, 2024.
●	We financed $41.2 million of new real estate loans with a weighted average interest rate of 9.6% during the three months ended March 31, 2024. We also advanced $2.8 million under existing real estate loans during the three months ended March 31, 2024.

Dispositions and Impairments

●	During the three months ended March 31, 2024, we sold four SNFs for $10.1 million and in net cash proceeds, recognizing a net loss of $1.4 million.
●	During the three months ended March 31, 2024, we recorded impairments on three facilities of $5.3 million. The $5.3 million relates to three held for use facilities (of which $1.3 million relates to a closed facility) for which the carrying value exceeded the fair value.

Financing Activities

●	During the three months ended March 31, 2024, we sold 1.1 million shares of common stock under our $1.0 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $33.2 million.
●	During the first quarter of 2024, the remaining nine HUD mortgages with outstanding principal of $41.6 million were paid off. The payoff also included a $1.3 million prepayment fee.
●	During the first quarter of 2024, we terminated two foreign currency forward contracts that were entered into in March 2021 with notional amounts totaling £70.0 million. Omega received a net cash settlement of $8.4 million as a result of termination. Concurrent with the termination of the two foreign currency forward contracts, also on February 27, 2024, we entered into three new foreign currency forward contracts with notional amounts totaling £78.0 million and a GBP-USD forward rate of 1.2707, each of which mature between March 8, 2027 and March 7, 2031. The new currency forward contracts hedge an intercompany loan between a U.S. and U.K. subsidiary.

Other Highlights

●	We advanced $4.1 million under existing non-real estate loans during the three months ended March 31, 2024.

Collectibility Issues

●	During the three months ended March 31, 2024, we entered into a lease with a new operator as part of the transition of facilities from another operator. As we had no previous relationship with this new operator and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operator on a cash basis of revenue recognition. We also did not have any straight-line receivable write-offs through rental income during the three months ended March 31, 2024. As of March 31, 2024, 20 operators are on a cash basis. These operators represent an aggregate 18.4% and 20.5% of our total revenues for the three months ended March 31, 2024 and 2023, respectively.
●	Maplewood continued to short-pay the contractual rent amount due under its lease agreement during the first quarter of 2024, with Maplewood paying $11.3 million of contractual rent, a short pay of $6.0 million of the $17.3 million due under its lease agreement. In addition, Maplewood did not pay the $0.5 million due under its loan agreement during the first quarter of 2024. Following the missed interest payments in the first quarter of 2024, we reviewed the characteristics associated with the loan and borrower and adjusted the internal risk rating on the loan, utilized as a component of our allowance for credit loss calculation, from a 4 to a 5 to reflect the increased risk associated with the loan. We continue to take actions to preserve our rights and are in discussions with Maplewood to address the payment deficiencies noted above. As Maplewood is on a cash basis of revenue recognition, we have recorded $11.3 million of revenue related to Maplewood for the three months ended March 31, 2024 for the contractual rent payments that we received. In April 2024, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $2.2 million.
●	During the first quarter of 2024, we continued the process of restructuring our portfolio with LaVie by selling two facilities and transitioning two facilities to another operator, all of which were previously subject to the master lease with LaVie. Concurrent with the sales and transitions, we amended the master lease agreement with LaVie to reduce monthly rent to $3.2 million. In the first quarter of 2024, LaVie paid $4.4 million of contractual rent, a short pay of $5.5 million of the $9.9 million due under its lease agreement. As LaVie is on a cash basis of revenue recognition for lease purposes, only the $4.4 million of contractual rent payments that we received from LaVie were recorded as rental income during the three months ended March 31, 2024. In April 2024, LaVie paid $1.5 million of contractual rent, a short pay of $1.7 million of the $3.2 million due under its lease agreement.

●	Guardian did not pay its contractual amounts due under its lease agreement in the third quarter of 2023, which continued throughout the remainder of 2023 and into the first quarter of 2024. During the first quarter of 2024, we applied the remaining $0.1 million of Guardian’s security deposit to fund a portion of the unpaid rent. As Guardian is on a cash basis of revenue recognition, we recorded rental income of $0.1 million for the three months ended March 31, 2024 through the application of Guardian’s security deposit in the first quarter of 2024. In April 2024, we transitioned the remaining six facilities previously included in Guardian’s master lease to a new operator for minimum initial contractual rent of $5.5 million per annum with the potential to increase contractual rent up to $12.4 million dependent on revenue received by the operator.
●	Following Omega and Agemo entering into a restructuring agreement during the first quarter of 2023, Agemo resumed making contractual rent and interest payments during the second quarter of 2023 and continued to make the required contractual rent and interest payments throughout the remainder of 2023 and the first quarter of 2024. Agemo is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $6.0 million for the three months ended March 31, 2024 for the contractual rent payments that were received. Additionally, as Agemo’s loans are on non-accrual status and are being accounted for under the cost recovery method, the $1.2 million of interest payments that we received during the three months ended March 31, 2024 were applied directly against the principal balance outstanding.

Dividends

●	On April 18, 2024, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on May 15, 2024 to stockholders of record as of the close of business on April 30, 2024.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	2024	2023	Increase/(Decrease)
Revenues:
Rental income	$206,921	$189,331	$17,590
Interest income	35,836	28,420	7,416
Miscellaneous income	542	451	91
Expenses:
Depreciation and amortization	74,557	81,192	(6,635)
General and administrative	21,532	20,526	1,006
Real estate taxes	3,798	3,997	(199)
Acquisition, merger and transition related costs	2,603	639	1,964
Impairment on real estate properties	5,292	38,988	(33,696)
Provision (recovery) for credit losses	8,470	(4,057)	12,527
Interest expense	57,820	58,546	(726)
Other income (expense):
Other income – net	5,276	2,720	2,556
Loss on debt extinguishment	(1,283)	(6)	(1,277)
(Loss) gain on assets sold – net	(1,391)	13,637	(15,028)
Income tax (expense) benefit	(2,581)	1,292	(3,873)
Income from unconsolidated joint ventures	98	831	(733)

Revenues

  The following is a description of certain of the changes in revenues for the three months ended March 31, 2024 compared to the same period in 2023:

●	The increase in rental income was primarily the result of (i) a $12.5 million option termination fee payment to Maplewood that was recorded as a reduction to rental income in the first quarter of 2023, (ii) a $11.5 million increase related to facility acquisitions made throughout 2023 and 2024, lease extensions and other rent escalations and (iii) a $1.2 million net increase related to impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators, and sales, partially offset by (i) a $8.2 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators.
●	The increase in interest income was primarily due to a $10.2 million increase related to new loans and additional fundings on existing loans made throughout 2023 and 2024, partially offset by (i) a $1.5 million decrease related to loans on non-accrual status, primarily the Maplewood loan, in which we have recognized less interest income period over period as a result of receiving less cash payments or the loans converting to payment-in-kind (“PIK”) interest and being on non-accrual status and (ii) a $1.3 million decrease related to principal payments on our loans during 2023 and 2024. As noted above, during the three months ended March 31, 2024, we funded $44.0 million in new or existing real estate loans and $4.1 million in existing non-real estate loans.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended March 31, 2024 compared to the same period in 2023:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.
●	The increase in general and administrative (“G&A”) expense primarily relates to a $0.9 million increase in payroll and benefits.
●	The increase in acquisition, merger and transition related costs primarily relates to costs incurred related to the transition of facilities with troubled operators.
●	The 2024 impairments were recognized in connection with three held for use facilities for which the carrying value exceeded the fair value. The 2023 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and two held for use facilities for which the carrying value exceeded the fair value. The 2024 and 2023 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in provision for credit losses primarily relates to increases in the general reserve recorded primarily resulting from (i) a reduction in the internal risk rating for the Maplewood loan (see Note 5 – Real Estate Loans Receivable) and (ii) increases in loan balances and increases in loss rates utilized in the estimate of expected credit losses for loans, partially offset by a net decrease in aggregate specific provisions recorded during the first quarter of 2024 compared to same period in 2023.

Other Income (Expense)

The decrease in total other income (expense) was primarily due to (i) a $15.0 million increase in (loss) gain on assets sold related to the sale of four facilities in the first quarter of 2024 compared to the sale of two facilities during the same period in 2023 and (ii) a $1.3 million increase in loss on debt extinguishment related to the early repayment of nine HUD mortgages during the first quarter of 2024, partially offset by a $2.6 million increase in other income – net primarily related to increased interest income on short-term investments due to higher invested cash and favorable interest rates in 2024.

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

The following table presents our Nareit FFO results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net income (1)	$69,346	$36,845
Add back loss (deduct gain) from real estate dispositions	1,391	(13,637)
	70,737	23,208
Elimination of non-cash items included in net income:
Depreciation and amortization	74,557	81,192
Depreciation – unconsolidated joint ventures	2,536	2,684
Add back impairments on real estate properties	5,292	38,988
Nareit FFO	$153,122	$146,072
(1)	Each of the three months ended March 31, 2024 and 2023 include the application of $0.5 million and $5.2 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest receipts, existing availability under our revolving credit facility, proceeds from our DRCSPP and the ATM Program, facility sales, the issuance of additional debt, including unsecured notes and term loans, and proceeds from real estate loan and non-real estate loan payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends and distributions to noncontrolling interest members, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), real estate loan and non-real estate loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At March 31, 2024, we had total assets of $9.0 billion, total equity of $3.7 billion and total debt of $5.1 billion in our consolidated financial statements, with such debt representing 57.8% of total capitalization.

Debt

At March 31, 2024 and December 31, 2023, the weighted average annual interest rate of our debt was 4.4%. Additionally, as of March 31, 2024, 99% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated as cash flow hedges. Our high percentage of fixed interest debt has kept our interest expense relatively flat year over year despite rising interest rates. As of March 31, 2024, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving credit facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our revolving credit facility, OP term loan and 2025 term loan.

As of March 31, 2024, we had $400 million of 4.95% senior notes due April 2024 (which were repaid on April 1, 2024 using available cash and proceeds from our revolving credit facility). As of March 31, 2024, we had $361.8 million of cash and cash equivalents on our Consolidated Balance Sheets. Our next senior note maturity is the $400 million of 4.50% senior notes due January 2025. As of March 31, 2024, we had $675.9 million of potential common share issuances remaining under the ATM Program and $1.4 billion of availability under our revolving credit facility. This combination of liquidity sources, along with cash from operating activities, provides us with ability to repay the senior notes due in January 2025.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2024 and December 31, 2023, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued $4.6 billion aggregate principal of senior notes outstanding at March 31, 2024 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

Rule 3-10 and Rule 13-01 of Regulation S-X permits registrants to provide certain alternative financial and non-financial disclosures, to the extent material, in lieu of separate financial statements for subsidiary issuers and guarantors of registered debt securities. Accordingly, separate consolidated financial statements of Omega OP have not been presented. Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under our outstanding senior notes, revolving credit facility and term loans) and their investments in non-guarantor subsidiaries.

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of March 31, 2024, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At March 31, 2024, we had 246.4 million shares of common stock outstanding, and our shares had a market value of $7.8 billion. The following is a summary of activity under our equity programs during the three months ended March 31, 2024:

●	We issued 1.0 million shares of common stock under our ATM Program for aggregate gross proceeds of $32.3 million during the three months ended March 31, 2024. We did not utilize the forward provisions under the ATM Program. We have $675.9 million of sales remaining under the ATM Program as of March 31, 2024.
●	We issued 29 thousand shares of common stock under the DRCSPP during the three months ended March 31, 2024. Aggregate gross proceeds from these sales were $0.9 million during the three months ended March 31, 2024.
●	We did not repurchase any shares of our outstanding common stock under the $500 Million Stock Repurchase Program. We have $357.8 million remaining authorized for repurchases under the $500 Million Stock Repurchase Program as of March 31, 2024.

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

For the three months ended March 31, 2024, we paid dividends of $164.8 million to our common stockholders. On February 15, 2024, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 5, 2024.

Material Cash Requirements

During the three months ended March 31, 2024, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024, we had $162.7 million of commitments to fund the construction of new facilities, capital improvements and other commitments under lease agreements. Additionally, we have commitments to fund $51.1 million of advancements under existing real estate loans and $43.3 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

Other Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 9 to the Consolidated Financial Statements – Investments in Joint Ventures. Our risk of loss is generally limited to our investment in the joint venture and any outstanding loans receivable. We use derivative instruments to hedge interest rate and foreign currency exchange rate exposure as discussed in Note 15 – Derivatives and Hedging in our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $363.0 million as of March 31, 2024, a decrease of $81.7 million as compared to the balance at December 31, 2023. The following is a summary of our sources and uses of cash flows for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$151,474	$111,360	$40,114
Investing activities	(47,454)	2,657	(50,111)
Financing activities	(186,021)	(166,422)	(19,599)

The following is a discussion of changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Operating Activities – The increase in net cash provided by operating activities is driven primarily by a $22.1 million change in the net movements of the operating assets and liabilities. The increase of $18.1 million of net income, net of $14.4 million of non-cash items, primarily due to a year over year increase in rental income and interest income as discussed in our material changes analysis under Results of Operations above, also contributed to the overall increase in cash provided by operating activities.

Investing Activities – The change in cash used in investing activities primarily related to (i) a $54.5 million decrease in loan repayments, net of placements due to significant paydowns on loans during the first quarter of 2023, (ii) an $11.3 million increase in capital improvements to real estate investments and construction in progress and (iii) a $7.5 million decrease in proceeds from the sales of real estate investments, partially offset by (i) a $13.1 million decrease in real estate acquisitions, (ii) an $8.4 million increase in proceeds from net investment hedges related to the termination of two foreign currency forward contracts during the first quarter of 2024 and (iii) a $1.2 million increase in receipts from insurance proceeds.

Financing Activities – The increase in cash used in financing activities primarily related to (i) a $40.0 million increase in repayments on long-term borrowings due to the early repayment of nine HUD mortgages during the first quarter of 2024, (ii) a $7.4 million increase in dividends paid primarily related to share issuances during 2023 and 2024, (iii) a $1.3 million increase in distributions to Omega OP Unit holders and (iv) a $1.3 million increase in payment of financing related costs related to the early repayment of nine HUD mortgages during the first quarter of 2024, partially offset by (v) a $30.4 million increase in net proceeds from issuance of common stock.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. We have described our accounting policies in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies or estimates since December 31, 2023.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2024, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective at a reasonable assurance level as of March 31, 2024.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 18 – Commitments and Contingencies to the Consolidated Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this Item.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended March 31, 2024, Omega issued an aggregate of 10,838 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

Issuer Purchases of Equity Securities

On January 27, 2022, the Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time.

During the first quarter of 2024, we did not repurchase any shares of our outstanding common stock.

Item 5 – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first quarter of 2024.

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
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: May 3, 2024	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 3, 2024	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer