Form 10-Q
period 2024-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2024-08-02
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 30, 2024, there were 257,838,900 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$6,925,123	$6,879,034
Land	876,762	867,486
Furniture and equipment	473,021	467,393
Construction in progress	185,487	138,410
Total real estate assets	8,460,393	8,352,323
Less accumulated depreciation	(2,583,159)	(2,464,227)
Real estate assets – net	5,877,234	5,888,096
Investments in direct financing leases – net	9,437	8,716
Real estate loans receivable – net	1,378,798	1,212,162
Investments in unconsolidated joint ventures	185,270	188,409
Assets held for sale	76,627	81,546
Total real estate investments	7,527,366	7,378,929
Non-real estate loans receivable – net	234,562	275,615
Total investments	7,761,928	7,654,544

Cash and cash equivalents	35,193	442,810
Restricted cash	3,938	1,920
Contractual receivables – net	10,360	11,888
Other receivables and lease inducements	230,428	214,657
Goodwill	643,786	643,897
Other assets	162,913	147,686
Total assets	$8,848,546	$9,117,402

LIABILITIES AND EQUITY
Revolving credit facility	$70,226	$20,397
Secured borrowings	—	61,963
Senior notes and other unsecured borrowings – net	4,590,378	4,984,956
Accrued expenses and other liabilities	287,354	287,795
Total liabilities	4,947,958	5,355,111

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 254,023 shares as of June 30, 2024 and 245,282 shares as of December 31, 2023	25,402	24,528
Additional paid-in capital	6,951,244	6,671,198
Cumulative net earnings	3,861,804	3,680,581
Cumulative dividends paid	(7,161,897)	(6,831,061)
Accumulated other comprehensive income	34,345	29,338
Total stockholders’ equity	3,710,898	3,574,584
Noncontrolling interest	189,690	187,707
Total equity	3,900,588	3,762,291
Total liabilities and equity	$8,848,546	$9,117,402

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Rental income	$214,315	$219,355	$421,236	$408,686
Interest income	38,042	29,232	73,878	57,652
Miscellaneous income	388	1,600	930	2,051
Total revenues	252,745	250,187	496,044	468,389

Expenses
Depreciation and amortization	74,234	82,018	148,791	163,210
General and administrative	22,148	22,158	43,680	42,684
Real estate taxes	3,750	3,925	7,548	7,922
Acquisition, merger and transition related costs	1,780	423	4,383	1,062
Impairment on real estate properties	8,182	21,114	13,474	60,102
(Recovery) provision for credit losses	(14,172)	12,967	(5,702)	8,910
Interest expense	53,966	58,776	111,786	117,322
Total expenses	149,888	201,381	323,960	401,212

Other income (expense)
Other income – net	3,363	1,029	8,639	3,749
Loss on debt extinguishment	(213)	—	(1,496)	(6)
Gain on assets sold – net	12,911	12,243	11,520	25,880
Total other income	16,061	13,272	18,663	29,623

Income before income tax expense and income from unconsolidated joint ventures	118,918	62,078	190,747	96,800
Income tax expense	(1,980)	(1,626)	(4,561)	(334)
Income from unconsolidated joint ventures	141	1,069	239	1,900
Net income	117,079	61,521	186,425	98,366
Net income attributable to noncontrolling interest	(3,217)	(1,665)	(5,202)	(2,568)
Net income available to common stockholders	$113,862	$59,856	$181,223	$95,798

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.46	$0.25	$0.73	$0.41
Diluted:
Net income available to common stockholders	$0.45	$0.25	$0.72	$0.40

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$117,079	$61,521	$186,425	$98,366
Other comprehensive income (loss)
Foreign currency translation	2,292	13,207	(1,996)	24,000
Cash flow hedges	277	7,199	7,154	(2,351)
Total other comprehensive income	2,569	20,406	5,158	21,649
Comprehensive income	119,648	81,927	191,583	120,015
Comprehensive income attributable to noncontrolling interest	(3,293)	(2,251)	(5,353)	(3,189)
Comprehensive income attributable to common stockholders	$116,355	$79,676	$186,230	$116,826

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended June 30, 2024 and 2023

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income	Equity	Interest	Equity
Balance at March 31, 2024	$24,637	$6,705,333	$3,747,942	$(6,995,876)	$31,852	$3,513,888	$186,705	$3,700,593
Stock related compensation	—	9,247	—	—	—	9,247	—	9,247
Issuance of common stock	765	242,071	—	—	—	242,836	—	242,836
Common dividends declared ($0.67 per share)	—	—	—	(166,021)	—	(166,021)	—	(166,021)
Vesting/exercising of Omega OP Units	—	(5,437)	—	—	—	(5,437)	5,437	—
Exchange and redemption of Omega OP Units for common stock	—	30	—	—	—	30	(30)	—
Omega OP Units distributions	—	—	—	—	—	—	(6,260)	(6,260)
Net change in noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	545	545
Other comprehensive income	—	—	—	—	2,493	2,493	76	2,569
Net income	—	—	113,862	—	—	113,862	3,217	117,079
Balance at June 30, 2024	$25,402	$6,951,244	$3,861,804	$(7,161,897)	$34,345	$3,710,898	$189,690	$3,900,588

Balance at March 31, 2023	$23,434	$6,322,160	$3,474,343	$(6,344,413)	$21,533	$3,497,057	$188,554	$3,685,611
Stock related compensation	—	8,855	—	—	—	8,855	—	8,855
Issuance of common stock	663	198,963	—	—	—	199,626	—	199,626
Common dividends declared ($0.67 per share)	—	—	—	(157,486)	—	(157,486)	—	(157,486)
Vesting/exercising of Omega OP Units	—	(4,118)	—	—	—	(4,118)	4,118	—
Exchange and redemption of Omega OP Units for common stock	2	542	—	—	—	544	(621)	(77)
Omega OP Units distributions	—	—	—	—	—	—	(5,636)	(5,636)
Net change in noncontrolling interest holder in consolidated JV	—	(35)	—	—	—	(35)	(193)	(228)
Other comprehensive income	—	—	—	—	19,820	19,820	586	20,406
Net income	—	—	59,856	—	—	59,856	1,665	61,521
Balance at June 30, 2023	$24,099	$6,526,367	$3,534,199	$(6,501,899)	$41,353	$3,624,119	$188,473	$3,812,592

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Six Months Ended June 30, 2024 and 2023

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2023	$24,528	$6,671,198	$3,680,581	$(6,831,061)	$29,338	$3,574,584	$187,707	$3,762,291
Stock related compensation	—	18,531	—	—	—	18,531	—	18,531
Issuance of common stock	873	274,313	—	—	—	275,186	—	275,186
Common dividends declared ($1.34 per share)	—	—	—	(330,836)	—	(330,836)	—	(330,836)
Vesting/exercising of Omega OP Units	—	(13,159)	—	—	—	(13,159)	13,159	—
Exchange and redemption of Omega OP Units for common stock	1	361	—	—	—	362	(362)	—
Omega OP Units distributions	—	—	—	—	—	—	(16,712)	(16,712)
Net change in noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	545	545
Other comprehensive income	—	—	—	—	5,007	5,007	151	5,158
Net income	—	—	181,223	—	—	181,223	5,202	186,425
Balance at June 30, 2024	$25,402	$6,951,244	$3,861,804	$(7,161,897)	$34,345	$3,710,898	$189,690	$3,900,588

Balance at December 31, 2022	$23,425	$6,314,203	$3,438,401	$(6,186,986)	$20,325	$3,609,368	$193,914	$3,803,282
Stock related compensation	—	17,647	—	—	—	17,647	—	17,647
Issuance of common stock	672	200,939	—	—	—	201,611	—	201,611
Common dividends declared ($1.34 per share)	—	—	—	(314,913)	—	(314,913)	—	(314,913)
Vesting/exercising of Omega OP Units	—	(6,929)	—	—	—	(6,929)	6,929	—
Exchange and redemption of Omega OP Units for common stock	2	542	—	—	—	544	(621)	(77)
Omega OP Units distributions	—	—	—	—	—	—	(14,767)	(14,767)
Net change in noncontrolling interest holder in consolidated JV	—	(35)	—	—	—	(35)	(171)	(206)
Other comprehensive income	—	—	—	—	21,028	21,028	621	21,649
Net income	—	—	95,798	—	—	95,798	2,568	98,366
Balance at June 30, 2023	$24,099	$6,526,367	$3,534,199	$(6,501,899)	$41,353	$3,624,119	$188,473	$3,812,592

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$186,425	$98,366
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,791	163,210
Impairment on real estate properties	13,474	60,102
Provision for rental income	—	13,401
(Recovery) provision for credit losses	(5,702)	8,910
Amortization of deferred financing costs and loss on debt extinguishment	8,534	6,510
Accretion of direct financing leases	70	53
Stock-based compensation expense	18,415	17,550
Gain on assets sold – net	(11,520)	(25,880)
Amortization of acquired in-place leases – net	(1,062)	(6,775)
Straight-line rent and effective interest receivables	(17,857)	(23,257)
Interest paid-in-kind	(6,674)	(5,221)
Loss from unconsolidated joint ventures	1,617	37
Change in operating assets and liabilities – net:
Contractual receivables	1,406	(610)
Lease inducements	465	(12,146)
Other operating assets and liabilities	(805)	(12,514)
Net cash provided by operating activities	335,577	281,736
Cash flows from investing activities
Acquisition of real estate	(127,973)	(154,927)
Net proceeds from sale of real estate investments	44,894	62,284
Investments in construction in progress	(42,149)	(14,681)
Placement of loan principal	(193,187)	(182,728)
Collection of loan principal	65,435	121,918
Investments in unconsolidated joint ventures	(318)	(8,195)
Distributions from unconsolidated joint ventures in excess of earnings	1,250	1,134
Capital improvements to real estate investments	(14,010)	(13,191)
Proceeds from net investment hedges	8,429	—
Receipts from insurance proceeds	1,657	3,717
Net cash used in investing activities	(255,972)	(184,669)
Cash flows from financing activities
Proceeds from long-term borrowings	478,500	80,000
Payments of long-term borrowings	(890,128)	(86,001)
Payments of financing related costs	(1,892)	(6)
Net proceeds from issuance of common stock	275,186	201,611
Dividends paid	(330,720)	(314,816)
Net payments to noncontrolling members of consolidated joint venture	545	(206)
Proceeds from derivative instruments	—	92,577
Redemption of Omega OP Units	—	(77)
Distributions to Omega OP Unit Holders	(16,712)	(14,767)
Net cash used in financing activities	(485,221)	(41,685)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	17	485
Decrease in cash, cash equivalents and restricted cash	(405,599)	55,867
Cash, cash equivalents and restricted cash at beginning of period	444,730	300,644
Cash, cash equivalents and restricted cash at end of period	$39,131	$356,511

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2024

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

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of June 30, 2024, Parent owned 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned 3% of the outstanding Omega OP Units.

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

Reclassification

Certain amounts in the prior year period have been reclassified to conform to the current period presentation. Income from direct financing leases, which was previously reported separately on our Consolidated Statements of Operations, is now included in Rental Income for all periods presented. In addition, we previously reported assets held for sale of $93.7 million on the Consolidated Balance Sheet as of December 31, 2023. $12.2 million of these assets no longer qualify as held for sale and have been reclassified to assets held for use within the applicable line items in real estate assets – net on the Consolidated Balance Sheet as of December 31, 2023. Of the $12.2 million reclassified net of $5.4 million of accumulated depreciation, $15.9 million relates to buildings, $0.6 million relates to land and $1.1 million relates to furniture and equipment. We originally reclassified these assets as held for sale in the fourth quarter of 2023 as a result of receiving a notification from an operator of their intent to exercise a purchase option over the assets. Due to regulatory issues encountered in the first quarter of 2024 during the due diligence process that limit our ability to sell these assets, they no longer qualify as assets held for sale.

Recent Accounting Pronouncements

ASU – 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, as well as how the CODM uses the reported measure(s) of segment profit or loss in assessing performance. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and disclosures.

ASU – 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and disclosures.

NOTE 2 – REAL ESTATE ASSETS

At June 30, 2024, our leased real estate properties included 588 SNFs, 221 ALFs, 19 ILFs, 19 specialty facilities and one medical office building. The following table summarizes the Company’s rental income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Fixed income from operating leases	$210,554	$215,307	$413,846	$400,634
Variable income from operating leases	3,510	3,794	6,887	7,544
Interest income from direct financing leases	251	254	503	508
Total rental income	$214,315	$219,355	$421,236	$408,686

Our variable income from operating leases primarily represents the reimbursement by operators for real estate taxes that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the six months ended June 30, 2024:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(1)
Q1	1	—	WV	$8.1		10.0%
Q1	—	1	U.K.	5.2		9.5%
Q2	1	—	MI	31.0		11.5%
Q2	—	32	U.K.	50.8	(2)	10.0%
Q2	1	—	LA	21.0		10.0%
Total	3	33		$116.1
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	Total consideration paid for this acquisition was $62.7 million. We allocated $11.9 million of the purchase consideration to a deferred tax asset related to net operating losses acquired in the transaction. See Note 13 - Taxes for additional information.

Construction in Progress and Capital Expenditure Investments

We invested $34.8 million and $56.2 million under our construction in progress and capital improvement programs during the three and six months ended June 30, 2024, respectively. We invested $17.8 million and $27.9 million under our construction in progress and capital improvement programs during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, construction in progress included two projects consisting of the development of a SNF in Virginia and an ALF in Washington D.C.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	June 30,	December 31,
	2024	2023
Number of facilities held for sale	15	16
Amount of assets held for sale (in thousands)	$76,627	$81,546

Asset Sales

During the three and six months ended June 30, 2024, we sold five SNFs and nine SNFs subject to operating leases for $34.8 million and $44.9 million in net cash proceeds, respectively. As a result of these sales, we recognized a net gain of $12.9 million and $11.5 million, respectively.

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

During the three and six months ended June 30, 2024, we received interest of $0.3 million and $0.6 million, respectively, related to seller financing provided in connection with sales that did not meet the contract criteria to be recognized under ASC 610-20. During the three and six months ended June 30, 2023, we received interest of $2.3 million and $4.4 million, respectively, related to seller financing provided in connection with sales that did not meet the contract criteria to be recognized under ASC 610-20. The interest received was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets. As of June 30, 2024, we have one sale that has not been recognized.

Real Estate Impairments

During the three and six months ended June 30, 2024, we recorded impairments on four and seven facilities of $8.2 million and $13.5 million, respectively. Of the $13.5 million, $8.1 million related to five held for use facilities (of which $4.0 million relates to three closed facilities) for which the carrying value exceeded the fair value and $5.4 million related to two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair value costs to sell.

During the three and six months ended June 30, 2023, we recorded impairments on four and six facilities of $21.1 million and $60.1 million, respectively. Of the $60.1 million, $57.5 million related to four held for use facilities (of which $48.0 million relates to three facilities that were closed during the year) for which the carrying value exceeded the fair value and $2.6 million related to two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair value costs to sell.

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

A summary of our net receivables and lease inducements by type is as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Contractual receivables – net	$10,360	$11,888

Effective yield interest receivables	$1,575	$3,127
Straight-line rent receivables	220,565	202,748
Lease inducements	8,288	8,782
Other receivables and lease inducements	$230,428	$214,657

Cash Basis Operators and Straight-Line Receivable Write-Offs

We review our collectibility assumptions related to rental income from our operator leases on an ongoing basis. During the six months ended June 30, 2024, we placed one new operator on a cash basis of revenue recognition. In the first quarter of 2024, we entered into a lease with the new operator as part of the transition of facilities from another operator. As we had no previous relationship with this new operator and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operator on a cash basis of revenue recognition.

During the three and six months ended June 30, 2023, we placed two new operators, which Omega has not previously had relationships with prior to the second quarter of 2023, on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. Our new lease agreements with each of these operators were executed in the second quarter of 2023 as part of transitions of facilities from other operators. We placed these operators on a cash basis concurrent with the respective lease commencement dates, so there were no straight-line rent write-offs associated with moving these operators to a cash basis.

We did not have any straight-line receivable write-offs through rental income as a result of placing operators on a cash basis during either of the three and six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, we had 18 operators on a cash basis for revenue recognition, which represent 18.6% and   22.3% of our total revenues for the six months ended June 30, 2024 and 2023, respectively.

Rent Deferrals and Application of Collateral

During each of the six months ended June 30, 2024 and 2023, we allowed three and nine operators to defer $1.8 million and $33.6 million, respectively, of contractual rent and interest. The deferrals during the six months ended June 30, 2024 primarily related to Maplewood Senior Living (along with affiliates, “Maplewood”) ($1.5 million). The deferrals during the six months ended June 30, 2023 primarily related to the following operators: LaVie Care Centers, LLC (“LaVie”) ($19.0 million), Healthcare Homes Limited ($8.2 million), Agemo Holdings, LLC (“Agemo”) ($1.9 million) and Maplewood ($0.7 million). During each of the six months ended June 30, 2024 and 2023, we received repayments of deferred rent of $1.0 million and $0.3 million, respectively.

Additionally, we allowed four and four operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the six months ended June 30, 2024 and 2023, respectively. The total collateral applied to contractual rent and interest was $0.6 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively.

Operator Collectibility Updates

Maplewood

In the fourth quarter of 2022, Omega began discussions with Maplewood to restructure its portfolio as a result of liquidity issues. As of December 31, 2022, Omega had 17 operating facilities subject to a lease agreement with Maplewood, a construction in progress project in Washington D.C., and a $250.0 million secured revolving credit facility. In view of Maplewood liquidity concerns, Omega and Maplewood entered into a comprehensive restructuring of Maplewood’s lease and loan agreements on January 31, 2023 that, among other things, fixed rent at $69.3 million per annum through December 2025, increased the capacity of the secured revolving credit facility to $320.0 million, converted portions of interest on the secured revolving credit facility from cash to paid-in-kind (“PIK”) for certain periods and provided Maplewood a one-time option termination fee of $12.5 million.

Shortly after the restructuring was completed, on March 31, 2023, Greg Smith, the principal and chief executive officer of Maplewood, passed away. Mr. Smith had been a guarantor of Maplewood’s contractual obligations pursuant to a $40.0 million limited unconditional guaranty agreement. Maplewood began to short pay contractual rent under its lease agreement during the second quarter of 2023, which continued through the end of the second quarter of 2024 as discussed further below. Since Mr. Smith’s passing in 2023, Omega has been in discussions with the Greg Smith estate (the “Estate”) in order to protect our interests, including Mr. Smith’s guaranty, and facilitate an orderly transition of Mr. Smith’s controlling equity interest in Maplewood to key members of the existing Maplewood management team (the “Key Principals”). Under the proposed transition, the Key Principals would become the new majority equity holders in the Maplewood entities.

In order to accelerate a negotiated transition process, in May 2024, Omega sent a demand letter to Maplewood and the Estate notifying them of multiple events of default under Maplewood’s lease, loan, and related agreements, including Mr. Smith’s guaranty, with Omega, including failure to pay full contractual rent and interest for periods in 2023 and 2024. Omega exercised its contractual rights in connection with these defaults and demanded immediate repayment of past due contractual rent and replenishment of the security deposit, and accelerated all principal and accrued interest due to Omega under the revolving credit facility, which had $291.2 million outstanding as of June 30, 2024, including PIK interest that is not recorded for accounting purposes.

After sending the demand letter, in June 2024, Omega executed a non-binding term sheet with the Key Principals outlining the terms of the proposed transition, which includes maintaining the Maplewood lease agreement and the secured revolving credit facility provided by Omega. We are currently working with the Estate and the Key Principals to take the steps necessary to complete the transition of Mr. Smith’s equity through a settlement agreement (the “Settlement Agreement”), which will require approval of the probate court overseeing administration of the Estate, as well as regulatory approvals in connection with licensure of the operating assets. On July 31, 2024, we entered into the Settlement Agreement with the Estate subject to the approvals noted above, which formalizes the proposed settlement, including the right in favor of Omega to direct the assignment of Mr. Smith’s equity to the Key Principals, and Omega’s agreement to forbear from exercising contractual rights or remedies in connection with the defaults, and submitted it to the probate court for approval. There is no certainty that the court will approve the Settlement Agreement, or that this transition will be completed as intended, on a timely basis, or at all. While pursuing negotiations with the Estate, we have filed suit to, among other things, foreclose on the pledged equity and assets of Maplewood in the event that the Settlement Agreement is not consummated and/or approved by the probate court or following any appeal therefrom. We anticipate terminating the suit once a final, non-appealable order is entered approving the settlement with the Estate.

In the second quarter of 2024, Maplewood paid $11.8 million of contractual rent, a short pay of $6.2 million of the $18.0 million (consisting of $17.3 million of contractual rent and $0.7 million of contractual interest) due under its lease and loan agreements. Maplewood’s $4.8 million security deposit was fully exhausted in the fourth quarter of 2023, so we were unable to apply collateral to unpaid rent and interest during the first six months of 2024. Maplewood is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $11.8 million and $16.3 million for the three months ended June 30, 2024 and 2023, respectively. We recorded rental income of $23.1 million and $33.6 million for the six months ended June 30, 2024 and 2023, respectively. Rental income in all periods was limited to payments that were received from Maplewood or the application of available collateral held by Omega. The $12.5 million option termination fee payment made in the first quarter of 2023 in connection with the restructuring agreement was recorded as a reduction to the $33.6 million of gross rental income recognized for the six months ended June 30, 2023.

As discussed further in Note 5 – Real Estate Loans Receivable, we recorded interest income of zero and $1.5 million on the Maplewood secured revolving credit facility during the three and six months ended June 30, 2023, respectively. No interest income was recorded during the three and six months ended June 30, 2024.

In July 2024, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $2.0 million.

LaVie

We began restructuring our facilities and agreements with LaVie in the fourth quarter of 2022, as a result of on-going liquidity issues at LaVie, and these activities have continued into 2023 and 2024. In January 2023, we amended our lease agreements with LaVie to allow for a partial rent deferral of $19.0 million for the first four months of 2023. During 2023, we transitioned two facilities, previously subject to the master lease with LaVie, to another operator and sold 37 facilities, previously subject to the master lease with LaVie, to a third party. In the first quarter of 2024, we sold two facilities and transitioned two facilities to another operator, all of which were previously subject to the master lease with LaVie.

On June 2 and 3, 2024, LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division (the “Bankruptcy Court”). LaVie will continue to operate, as a debtor-in-possession, the 30 facilities subject to a master lease agreement with Omega, unless and until LaVie’s leasehold interest under the master lease agreement is rejected or assumed and assigned. We committed to provide, along with another lender, $10 million of a $20 million junior secured debtor-in-possession (“DIP”) financing to LaVie, as further discussed in Note 6 – Non-Real Estate Loans Receivable. As a condition of the DIP financing, LaVie is required to pay Omega full contractual rent under its lease agreement. We determined LaVie was a variable interest entity after it became a debtor-in-possession and following the issuance of the DIP financing loan. Omega is not the primary beneficiary of LaVie because we do not have the power to control the activities that most significantly impact LaVie’s economic performance. See Note 8 – Variable Interest Entities, for additional disclosures surrounding our VIEs.

Prior to its bankruptcy filing, LaVie paid Omega $1.5 million in April 2024 and $1.5 million in May 2024. The April 2024 and May 2024 payments were short of full contractual rent by $1.7 million and $1.5 million, respectively. Following the bankruptcy filing, LaVie paid contractual rent of $2.9 million in June 2024, which reflects full contractual rent prorated for the period after LaVie entered bankruptcy and a $0.1 million short pay for the several days prior to the filing. As LaVie is on a cash basis of revenue recognition for lease purposes, rental income recorded was equal to cash received of $5.9 million and $16.9 million during the three months ended June 30, 2024 and 2023, respectively and $10.3 million and $24.3 million during the six months ended June 30, 2024 and 2023, respectively. We did not recognize any interest income related to LaVie during the six months ended June 30, 2024 and 2023 as the three loans outstanding have PIK interest and are on non-accrual status. In July 2024, LaVie paid full contractual rent of $3.0 million due under its lease agreement.

Guardian

In August 2023, Guardian Healthcare (“Guardian”) failed to make the contractual rent payment due under its lease agreement and subsequently did not make any required contractual rent payments due under its lease agreement through the end of the first quarter of 2024. In April 2024, we transitioned the remaining six facilities previously included in Guardian’s master lease to a new operator for minimum initial contractual rent of $5.5 million per annum with the potential to increase contractual rent dependent on revenue received by the operator. We recorded rental income of $2.9 million related to our lease with the new operator for the three months ended June 30, 2024.

Agemo

Agemo failed to pay contractual rent and interest during the first quarter of 2023. Following the execution of a restructuring agreement between Omega and Agemo in the first quarter of 2023, Agemo resumed making contractual rent and interest payments during the second quarter of 2023 and has made all required contractual rent and interest payments through the second quarter of 2024. Rental income includes $6.0 million and $5.8 million related to our lease with Agemo for the three months ended June 30, 2024 and 2023, and $11.9 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively. As Agemo is a cash basis operator, rental income is limited to the contractual rent payments that were received during the respective periods.

We did not recognize interest income on our loans with Agemo during the six months ended June 30, 2024 and 2023. See Note 6 – Non-Real Estate Loans Receivable for discussion regarding our loans and interest with Agemo.

Other

During the six months ended June 30, 2023, we re-leased 48 facilities that were previously subject to leases with four cash basis operators to other operators. Following the transition, we have no remaining relationships with these four cash basis operators. All of the operators to which the 48 facilities were transitioned have leases for which Omega is recognizing revenue on a straight-line basis. The aggregate initial contractual rent for the 48 facilities under these leases is $48.0 million per annum.

In connection with the transition of certain of these facilities, in the first quarter of 2023, Omega made termination payments of $15.5 million that were recorded as initial direct costs related to a lease with a new operator. These termination payments are deferred and will be recognized within depreciation and amortization expense on a straight-line basis over the term of the master lease with the new operator.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of June 30, 2024, our real estate loans receivable consists of 15 fixed rate mortgage notes on 65 long-term care facilities and 16 other real estate loans. The facilities subject to the mortgage notes are operated by 13 independent healthcare operating companies and are located in 11 U.S. states and within the U.K. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

A summary of our real estate loans receivable by loan type and by borrower and/or guarantor is as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Mortgage notes due 2030; interest at 11.07%(1)(2)	$525,309	$514,866
Mortgage notes due 2037; interest at 10.50%	72,420	72,420
Mortgage notes due 2024; interest at 10.00%(1)	71,666	—
Mortgage note due 2025; interest at 7.85%	61,061	62,010
Mortgage note due 2028; interest at 10.00%	50,000	50,000
Other mortgage notes outstanding(3)	108,877	55,141
Mortgage notes receivable – gross	889,333	754,437
Allowance for credit losses on mortgage notes receivable	(42,692)	(55,661)
Mortgage notes receivable – net	846,641	698,776
Other real estate loan due 2035; interest at 7.00%	263,580	263,520
Other real estate loans due 2024-2030; interest at 11.76%(1)	116,482	120,576
Other real estate loans due 2025; interest at 13.21%(1)(4)	111,263	106,807
Other real estate loans outstanding(5)	80,121	57,812
Other real estate loans – gross	571,446	548,715
Allowance for credit losses on other real estate loans	(39,289)	(35,329)
Other real estate loans – net	532,157	513,386
Total real estate loans receivable – net	$1,378,798	$1,212,162
(1)	Approximates the weighted average interest rate on facilities as of June 30, 2024.
(2)	All mortgage notes mature in 2030 with the exception of two mortgage notes with an aggregate outstanding principal balance of $52.8 million that mature in 2024.
(3)	Other mortgage notes outstanding consists of nine loans to multiple borrowers that have a weighted average interest rate of 9.72% as of June 30, 2024, with maturity dates ranging from 2024 through 2027 (with $8.5 million maturing in 2024). Two of the mortgage notes with an aggregate principal balance of $12.9 million are past due and have been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(4)	During the first quarter of 2024, the maturity dates of these loans were further extended from March 29, 2024 to June 28, 2024. During the second quarter of 2024, the maturity dates of these loans were again extended from June 28, 2024, to June 30, 2025.
(5)	Other real estate loans outstanding consists of eight loans to multiple borrowers that have a weighted average interest rate of 11.21% as of June 30, 2024, with maturity dates ranging from 2027 through 2033.

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Mortgage notes – interest income	$21,651	$16,998	$41,494	$33,546
Other real estate loans – interest income	9,307	6,981	18,203	13,830
Total real estate loans interest income	$30,958	$23,979	$59,697	$47,376

We funded $112.9 million and $154.1 million under eleven new real estate loans with weighted average interest rates of 11.5% and 10.2% during the three and six months ended June 30, 2024, respectively. We also advanced $0.6 million and $3.4 million under existing real estate loans during the three and six months ended June 30, 2024, respectively. Included below is additional discussion on any significant new loans issued and significant updates to any existing loans.

Mortgage Notes due 2024

In May 2024, we funded an aggregate $71.7 million under two new mortgage loans to an existing U.K. operator. Both mortgage loans bear interest at 10.0% and mature on October 28, 2024. Interest is payable monthly in arrears and no principal payments are due until maturity. The loan is secured by a first mortgage lien on two parcels of land that the U.K. operator intends to develop into two facilities.

Other mortgage notes outstanding

In January 2024, we funded $11.7 million under a new mortgage loan to a new operator. In June 2024, we amended the loan and funded an additional $18.0 million under the mortgage loan. The mortgage loan bears interest at 10.0% and matures on January 31, 2027. Interest is payable monthly in arrears and no principal payments are due until maturity. The loan is secured by a first mortgage lien on three SNFs and one ALF.

Other real estate loan due 2035

As discussed within Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Omega sent a demand letter to Maplewood during the second quarter of 2024 notifying Maplewood that due to multiple existing events of default under Maplewood’s lease, loan, and related agreements, Omega had exercised its contractual rights to immediately accelerate the outstanding principal and accrued interest under the secured revolving loan agreement. After sending the demand letter, in June 2024 Omega executed a non-binding term sheet with the Key Principals outlining the terms of a proposed transition, which includes the assignment of Mr. Smith’s equity in Maplewood to the Key Principals and maintaining the existing Maplewood lease agreement and the secured revolving credit facility (without reflecting the acceleration of the maturity) provided by Omega. We are currently working with the Estate and the Key Principals to take the steps necessary to complete the transition, which will, in part, require approval of the probate court overseeing distribution of the Estate’s assets and regulatory approvals related to licensures. On July 31, 2024, we entered into an agreement with the Estate formalizing the transition plan, including the right to direct the assignment of Mr. Smith’s equity in Maplewood to the Key Principals, and submitted it to the probate court for approval. There is no certainty that court or regulatory approvals will be received or that this transition will be completed as intended, on a timely basis, or at all. If the proposed transition plan is not completed, we may incur a substantial loss on the revolving loan with Maplewood up to the amortized cost basis of the loan. We adjusted the internal risk rating on the loan, utilized as a component of our allowance for credit loss calculation, from a 3 to a 4 in the second quarter of 2023 when Maplewood began to short-pay contractual rent under its lease agreement. In the first quarter of 2024, we again adjusted the internal risk rating from a 4 to 5 to reflect the increased risk of the loan as a result of the missed interest payments in the first quarter of 2024, discussed below, and due to the status of the on-going negotiations with the Estate. We believe the internal risk rating of a 5 appropriately reflects the risks as of June 30, 2024. See the allowance for credit losses attributable to real estate loans with a 5 internal risk rating within Note 7 – Allowance for Credit Losses. As of June 30, 2024, the amortized cost basis of this loan was $263.6 million, which represents 18.0% of the total amortized cost basis of all real estate loan receivables.

During the six months ended June 30, 2024, Maplewood failed to make aggregate cash interest payments of $1.2 million that were required under the loan agreement. During the three months ended March 31, 2023, we recorded interest income of $1.5 million on the secured revolving credit facility for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. We did not record any interest income related to the PIK interest during the three and six months ended June 30, 2024 and 2023.

Omega and Maplewood previously entered into a restructuring agreement and a loan amendment during the first quarter of 2023 that modified Maplewood’s secured revolving credit facility. As part of the restructuring agreement and loan amendment, Omega agreed to extend the maturity date of the facility to June 2035, increase the capacity of the secured revolving credit facility from $250.5 million to $320.0 million, including PIK interest applied to the principal, and convert the 7% cash interest due on the secured revolving credit facility to all PIK interest in 2023, with 1% cash interest and 6% PIK interest beginning in 2024, which increases to 4% cash interest and 3% PIK interest in 2025 and through the maturity date. This amendment was treated as a loan modification provided to a borrower experiencing financial difficulty.

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower. As of June 30, 2024, we had 42 loans with 23 different borrowers. A summary of our non-real estate loans by borrower and/or guarantor is as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Notes due 2036; interest at 5.63%	$75,500	$77,854
Notes due 2024-2029; interest at 12.08%(1)(2)	51,914	92,681
Notes due 2024-2026; interest at 10.99%(1)	49,070	53,300
Note due 2025; interest at 9.14%(3)	43,499	44,999
Notes due 2024 and 2036; interest at 2.98%(1)	36,808	32,308
Other notes outstanding(4)	102,244	96,104
Non-real estate loans receivable – gross	359,035	397,246
Allowance for credit losses on non-real estate loans receivable	(124,473)	(121,631)
Total non-real estate loans receivable – net	$234,562	$275,615
(1)	Approximates the weighted average interest rate as of June 30, 2024.
(2)	During the second quarter of 2024, two working capital loans with maturity dates of June 30, 2024 were repaid in full. These two loans had an aggregate outstanding principal balance of $39.5 million as of December 31, 2023.
(3)	During the first quarter of 2024, this loan was amended to, among other items, extend the maturity date to December 31, 2025, modify the mandatory principal payments required under the loan, reduce the maximum principal under the loan from $55.0 million to $45.0 million and increase the interest rate on borrowings in excess of $15.0 million to 8.0% in January 2024, with further interest rate increases to 9.0% and 10.0% in April 2024 and June 2024, respectively. The interest rate remains at 7.5% for borrowings that do not exceed $15.0 million. The interest rate above represents the weighted average interest rate as of June 30, 2024.
(4)	Other notes outstanding have a weighted average interest rate of 8.58% as of June 30, 2024, with maturity dates ranging from 2024 through 2030 (with $0.4 million maturing in 2024). Three of the other notes outstanding with an aggregate principal balance of $10.1 million are past due and have been written down to the estimated fair value of the underlying collateral of zero, through our allowance for credit losses.

For the three and six months ended June 30, 2024, non-real estate loans generated interest income of $7.1 million and $14.2 million, respectively. For the three and six months ended June 30, 2023, non-real estate loans generated interest income of $5.3 million and $10.3 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

During the three and six months ended June 30, 2024, we funded $10.4 million under five new non-real estate loans with a weighted average interest rate of 10.0%. We advanced $9.6 million and $13.7 million under existing working capital loans during the three and six months ended June 30, 2024, respectively. We received principal repayments of $45.9 million and $52.8 million on non-real estate loans during the three months and six months ended June 30, 2024, respectively. Included below is additional discussion on any significant new loans issued and/or significant updates to any existing loans.

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

Agemo resumed making interest payments for the Agemo Replacement Loans in May 2023 in accordance with the terms of the restructuring agreement. The Agemo Replacement Loans are on non-accrual status, and we are utilizing the cost recovery method, under which any payments we receive are applied against the principal amount. During the three months and six months ended June 30, 2024, we received $1.2 million and $2.4 million of interest payments from Agemo that we applied against the outstanding principal of the loans, and we recognized a recovery for credit loss equal to the amount of payments applied against principal. During the three months and six months ended June 30, 2023, we received $0.8 million of interest payments from Agemo that we applied against the outstanding principal of the loans, and we recognized a recovery for credit loss equal to the amount of payments applied against principal. As of June 30, 2024, the amortized cost basis of these loans was $75.5 million, which represents 21.0% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of June 30, 2024 related to the Agemo Replacement Loans was $73.2 million, which reserves the loan down to the fair value of the underlying collateral, consisting of a second lien on the accounts receivable of Agemo.

Notes due 2024 and 2036; interest at 2.98%

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, on June 2 and 3, 2024, LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. As described in LaVie’s filings with the Bankruptcy Court, we provided $10.0 million of DIP financing to LaVie in order to support sufficient liquidity to, among other things, effectively operate its facilities during bankruptcy. Another lender, TIX 33433, LLC, also agreed to provide $10.0 million of DIP financing to LaVie, which is pari passau to Omega’s loan. The DIP loan bears interest at 10.0% and is paid-in-kind in arrears on a monthly basis. The principal is due upon maturity. Currently, the DIP loan matures on the earlier of (i) October 31, 2024, (ii) the effective date of a plan of reorganization or liquidation in the Chapter 11 cases or (iii) upon an event of default as defined in the DIP loan agreement. The DIP lenders hold a second priority interest in the assets of LaVie, which include cash and accounts receivable. Proceeds of any future asset sales, claims and causes of action and debt or equity issuances all serve as collateral for the DIP loans.

Given the risks associated with the bankruptcy process, we elected to evaluate the risk of loss on the DIP loan on an individual basis. As the fair value of the collateral available to Omega was estimated to be less than the outstanding principal of $4.5 million as of June 30, 2024, we reserved $4.2 million through the provision for credit losses in the second quarter of 2024 to write the loan down to the estimated fair value of the collateral of $0.3 million. The DIP loan was also placed on non-accrual status for interest recognition, and we will utilize the cost recovery method for any proceeds received on the DIP loan.

We also have two existing term loans with LaVie, an $8.3 million unsecured term loan and a $25.0 million secured term loan, that bear interest at 2.0% (which is all PIK interest) and mature on November 30, 2036. The $8.3 million term loan was previously fully reserved in our allowance for credit losses. The $25.0 million secured term loan was previously reserved down to $3.6 million, the estimated fair value of the collateral which consisted of a second priority lien on LaVie’s accounts receivable. As a result of the issuance of the DIP loans discussed above, Omega’s collateral position under the $25 million secured term loan decreased from second to third priority. We estimate there will be insufficient collateral available for this loan following the decrease in priority and therefore recognized a $3.6 million provision for credit losses in the second quarter of 2024 to fully reserve the $25.0 million secured term loan.

We did not record any interest income for any LaVie loans for the three and six months ended June 30, 2024 and 2023.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the six months ended June 30, 2024 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2023	Provision (Recovery) for Credit Loss for the six months ended June 30, 2024(1)		Write-offs charged against allowance for the six months ended June 30, 2024	Allowance for Credit Loss as of June 30, 2024
		(in thousands)
1	Real estate loan receivable	$1,501	$(574)		$—	$927
2	Real estate loans receivable	291	460		—	751
3	Real estate loans receivable	12,635	310		—	12,945
4	Real estate loans receivable	65,113	(37,237)	(2)	—	27,876
5	Real estate loans receivable	—	28,032	(2)	—	28,032
6	Real estate loans receivable	11,450	—		—	11,450
	Sub-total	90,990	(9,009)		—	81,981

5	Investment in direct financing leases	2,489	(790)		—	1,699
	Sub-total	2,489	(790)		—	1,699

2	Non-real estate loans receivable	1,151	(158)		—	993
3	Non-real estate loans receivable	3,903	(792)		—	3,111
4	Non-real estate loans receivable	720	(290)		—	430
5	Non-real estate loans receivable	43,404	5,016		—	48,420
6	Non-real estate loans receivable	72,453	6,698		(7,632)	71,519
	Sub-total	121,631	10,474	(3)	(7,632)	124,473

2	Unfunded real estate loan commitments	10	(9)		—	1
3	Unfunded real estate loan commitments	335	62		—	397
4	Unfunded real estate loan commitments	4,314	(4,263)	(2)	—	51
5	Unfunded real estate loan commitments	—	3,063	(2)	—	3,063
2	Unfunded non-real estate loan commitments	692	(446)		—	246
3	Unfunded non-real estate loan commitments	46	176		—	222
4	Unfunded non-real estate loan commitments	63	(36)		—	27
5	Unfunded non-real estate loan commitments	1,594	(1,594)		—	—
6	Unfunded non-real estate loan commitments	—	92		—	92
	Sub-total	7,054	(2,955)		—	4,099

	Total	$222,164	$(2,280)		$(7,632)	$212,252

(1)	During the six months ended June 30, 2024, we received proceeds of $3.3 million from the liquidating trust related to the $25.0 million debtor in possession facility to Gulf Coast Health Care LLC, which resulted in a recovery for credit losses of $3.3 million that is not included in the rollforward above since we had previously written-off the loan balance and related reserves.
(2)	Amount reflects the movement of reserves associated with Maplewood’s secured revolving credit facility due to an adjustment to the internal risk rating on the loan from a 4 to a 5 during the first quarter of 2024. See Note 5 – Real Estate Loans Receivable for additional information.
(3)	This amount includes cash recoveries of $2.4 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $0.2 million related to principal payments received on loans that were fully reserved.

A rollforward of our allowance for credit losses for the six months ended June 30, 2023 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2022	Provision (Recovery) for Credit Loss for the six months ended June 30, 2023		Write-offs charged against allowance for the six months ended June 30, 2023		Other additions to the allowance for the six months ended June 30, 2023		Allowance for Credit Loss as of June 30, 2023
		(in thousands)
1	Real estate loans receivable	$162	$366		$—		$—		$528
2	Real estate loans receivable	157	(88)		—		—		69
3	Real estate loans receivable	15,110	(9,465)		—		—		5,645
4	Real estate loans receivable	33,666	11,636		—		—		45,302
6	Real estate loans receivable	52,265	(3,860)		(36,955)	(1)	—		11,450
	Sub-total	101,360	(1,411)		(36,955)		—		62,994

5	Investment in direct financing leases	2,816	(545)		—		—		2,271
	Sub-total	2,816	(545)		—		—		2,271

2	Non-real estate loans receivable	859	(507)		—		—		352
3	Non-real estate loans receivable	2,079	(1,016)		—		—		1,063
4	Non-real estate loans receivable	634	(430)		—		—		204
5	Non-real estate loans receivable	18,619	(439)		—		25,200	(2)	43,380
6	Non-real estate loans receivable	61,677	9,003		—		—		70,680
	Sub-total	83,868	6,611		—		25,200		115,679

2	Unfunded non-real estate loan commitments	207	177		—		—		384
3	Unfunded non-real estate loan commitments	29	(27)		—		—		2
4	Unfunded non-real estate loan commitments	—	8		—		—		8
4	Unfunded real estate loan commitments	84	4,097		—		—		4,181
		320	4,255		—		—		4,575

	Total	$188,364	$8,910	(3)	$(36,955)		$25,200		$185,519
(1)	This amount relates to the write-off of the allowance for the Guardian mortgage note in connection with the settlement and partial forgiveness of the note in the second quarter of 2023.
(2)	This amount relates to the additional $25.2 million allowance recorded during the first quarter of 2023 to reserve the aggregate deferred rent amount that is included within Agemo Replacement Loan B.
(3)	The amount includes cash recoveries of $5.0 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $0.6 million related to principal payments received on loans that were fully reserved.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2024	2023	2022	2021	2020	2019	2018 & older	Revolving Loans	Balance as of June 30, 2024
		(in thousands)
1	Real estate loans receivable	$—	$—	$20,000	$—	$—	$—	$61,061	$—	$81,061
2	Real estate loans receivable	29,700	8,480	—	—	21,325	—	—	—	59,505
3	Real estate loans receivable	111,153	171,400	29,600	72,420	—	—	—	—	384,573
4	Real estate loans receivable	13,015	89,971	—	31,429	82,727	—	441,996	—	659,138
5	Real estate loans receivable	—	—	—	—	—	—	—	263,580	263,580
6	Real estate loans receivable	—	—	—	—	—	—	12,922	—	12,922
	Sub-total	153,868	269,851	49,600	103,849	104,052	—	515,979	263,580	1,460,779

5	Investment in direct financing leases	—	—	—	—	—	—	11,136	—	11,136
	Sub-total	—	—	—	—	—	—	11,136	—	11,136

2	Non-real estate loans receivable	—	—	—	—	—	—	—	83,148	83,148
3	Non-real estate loans receivable	—	85,135	19,138	—	—	3,652	467	12,700	121,092
4	Non-real estate loans receivable	—	1,490	—	—	—	381	1,000	26,158	29,029
5	Non-real estate loans receivable	—	5,690	—	—	—	1,843	46,394	—	53,927
6	Non-real estate loans receivable	4,500	5,925	24,457	7,851	—	—	29,106	—	71,839
	Sub-total	4,500	98,240	43,595	7,851	—	5,876	76,967	122,006	359,035

	Total	$158,368	$368,091	$93,195	$111,700	$104,052	$5,876	$604,082	$385,586	$1,830,950

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$(3,092)	$(4,540)	$(7,632)

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of June 30, 2024 and December 31, 2023, we have excluded $10.3 million and $10.2 million, respectively, of contractual interest receivables and $1.6 million and $3.1 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three months ended June 30, 2024 and 2023, we recognized $1.2 million and $0.1 million, respectively, of interest income related to loans on non-accrual status as of June 30, 2024. During the three months ended June 30, 2024 and 2023, we recognized $2.2 million and $1.6 million, respectively, of interest income related to loans on non-accrual status as of June 30, 2024.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(in thousands)
Assets
Real estate assets – net	$1,247,735	$996,540
Assets held for sale	—	66,130
Real estate loans receivable – net	407,323	370,147
Investments in unconsolidated joint ventures	9,234	9,009
Non-real estate loans receivable – net	7,354	10,679
Contractual receivables – net	445	746
Other assets	1,540	1,423
Total assets	1,673,631	1,454,674

Liabilities
Accrued expenses and other liabilities	(47,874)	(46,677)
Total liabilities	(47,874)	(46,677)

Collateral
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,313,990)	(1,105,383)
Total collateral	(1,361,990)	(1,153,383)

Maximum exposure to loss	$263,767	$254,614
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the three loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $5.9 million and $8.9 million as of June 30, 2024 and December 31, 2023, respectively.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs, following the date they were determined to be VIEs, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Revenue
Rental income	$26,715	$25,962	$45,843	$35,800
Interest income	3,491	979	6,455	3,085
Total	$30,206	$26,941	$52,298	$38,885

Consolidated VIEs

We own a partial equity interest in a joint venture that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the joint venture. As of June 30, 2024 and December 31, 2023, this joint venture has $24.9 million and $27.9 million, respectively, of total assets, and $20.8 million and $20.7 million, respectively, of total liabilities. Of the $20.8 million of total liabilities held by the joint venture at June 30, 2024, $20.5 million relates to a mortgage loan advanced by Omega during the second quarter 2024 to pay-off an existing third-party mortgage loan of the joint venture, as discussed in Note 15 – Borrowing Activities and Arrangements. The $20.5 million Omega mortgage loan is eliminated in consolidation and is not reflected in our Consolidated Balance Sheets.

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

				Carrying Amount
	Ownership	Facility	Facility	June 30,	December 31,
Entity	% (1)	Type	Count (1)	2024	2023
Second Spring Healthcare Investment	15%	SNF	—	$8,363	$8,945
Lakeway Realty, L.L.C.(2)	51%	Specialty facility	1	68,233	68,902
Cindat Joint Venture(3)	49%	ALF	63	95,298	97,559
OMG Senior Housing, LLC	50%	Specialty facility	1	—	—
OH CHS SNP, Inc.	9%	N/A	N/A	899	752
RCA NH Holdings RE Co., LLC(2)(4)	20%	SNF	5	3,400	3,400
WV Pharm Holdings, LLC(2)(4)	20%	N/A	N/A	3,000	3,000
OMG-Form Senior Holdings, LLC(2)(4)	49%	ALF	1	2,834	2,609
CHS OHI Insight Holdings, LLC	25%	N/A	N/A	3,243	3,242
				$185,270	$188,409
(1)	Ownership percentages and facility counts are as of June 30, 2024.
(2)	As of June 30, 2024 and December 31, 2023, we had an aggregate of $79.4 million and $79.6 million, respectively, of loans outstanding with these joint ventures.
(3)	In July 2024, we acquired the remaining 51% ownership interest in the Cindat Joint Venture, as discussed in Note 21 – Subsequent Events.
(4)	These joint ventures are unconsolidated VIEs and therefore are included in the tables in Note 8 – Variable Interest Entities.

The following table reflects our income (loss) from unconsolidated joint ventures for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2024	2023	2024	2023

	(in thousands)
Second Spring Healthcare Investments	$240	$292	$475	$581
Lakeway Realty, L.L.C.	689	677	1,380	1,356
Cindat Joint Venture	(745)	96	(1,450)	97
OMG Senior Housing, LLC	(110)	41	(222)	(179)
OH CHS SNP, Inc.	105	8	147	90
OMG-Form Senior Holdings, LLC	(38)	(45)	(91)	(45)
Total	$141	$1,069	$239	$1,900

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of June 30, 2024 and December 31, 2023:

(in thousands)
Balance as of December 31, 2023	$643,897
Foreign currency translation	(111)
Balance as of June 30, 2024	$643,786

The following is a summary of our intangible assets and liabilities as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(in thousands)
Assets:
Above market leases	$4,214	$4,214
Accumulated amortization	(3,561)	(3,532)
Net above market leases	$653	$682

Liabilities:
Below market leases	$48,791	$48,791
Accumulated amortization	(38,269)	(37,177)
Net below market leases	$10,522	$11,614

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

For the three months ended June 30, 2024 and 2023, our net amortization related to intangibles was $0.6 million and $0.7 million, respectively. For the six months ended June 30, 2024 and 2023, our net amortization related to intangibles was $1.1 million and $6.8 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2024 and the next four years is as follows: remainder of 2024 – $1.1 million; 2025 – $2.1 million; 2026 – $1.8 million; 2027 – $1.5 million and 2028 – $0.9 million. As of June 30, 2024, the weighted average remaining amortization period of above market lease assets is 13 years and below market lease liabilities is seven years.

NOTE 11 – CONCENTRATION OF RISK

As of June 30, 2024, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 928 healthcare facilities, located in 42 states and the U.K. and operated by 79 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled $9.4 billion at June 30, 2024, with 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 588 SNFs, 221 ALFs, 19 ILFs, 19 specialty facilities and one medical office building, (ii) fixed rate mortgages on 50 SNFs, 12 ALFs, two specialty facilities and one ILF, and (iii) 15 facilities that are held for sale. At June 30, 2024, we also held other real estate loans receivable (excluding mortgages) of $532.2 million, non-real estate loans receivable of $234.6 million and $185.3 million of investments in nine unconsolidated joint ventures.

As of June 30, 2024 and December 31, 2023, we had investments with one operator or manager that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated 4.7% and 6.5% of our total revenues for the three months ended June 30, 2024 and 2023, respectively and 4.7% and 4.8% of our total revenues for the six months ended June 30, 2024 and 2023, respectively. The revenue associated with Maplewood for the six months ended June 30, 2023 reflects a reduction of revenue of $12.5 million related to a termination fee payment made by Omega as discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements. During the three and six months ended June 30, 2024, we also have one operator with total revenues that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated 12.5% and 11.5% of our total revenues for the three months ended June 30, 2024 and 2023, respectively and 12.7% and 10.6% of our total revenues for the six months ended June 30, 2024 and 2023. As of June 30, 2024, CommuniCare represented 8.7% of our total investments.

As of June 30, 2024, the three states in which we had our highest concentration of investments were Texas (10.2%), Indiana (6.7%) and California (6.0%). In addition, our concentration of investments in the U.K. is 8.0%.

NOTE 12 – STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of our declared cash dividends on common stock:

Record	Payment	Dividend per
Date	Date	Common Share
February 5, 2024	February 15, 2024	$0.67
April 30, 2024	May 15, 2024	0.67
August 5, 2024	August 15, 2024	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	June 30, 2023	77	$2,252
Three Months Ended	June 30, 2024	413	13,015
Six Months Ended	June 30, 2023	159	4,530
Six Months Ended	June 30, 2024	442	13,897

At-The-Market Offering Programs

The following is a summary of the shares issued under our $1.0 billion At-The-Market Offering Program for the three months and six ended June 30, 2024 and 2023 (in thousands except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
Three and Six Months Ended	June 30, 2023	6,529	$30.20	$199,397	$197,204
Three Months Ended	June 30, 2024	7,212	31.86	231,920	229,754
Six Months Ended	June 30, 2024	8,253	31.68	264,215	261,492
(1)	Represents the average price per share after issuance costs.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(in thousands)
Foreign currency translation	(54,916)	(49,770)
Derivative instruments designated as cash flow hedges	82,265	75,111
Derivative instruments designated as net investment hedges	7,081	3,931
Total accumulated other comprehensive income before noncontrolling interest	34,430	29,272
Add: portion included in noncontrolling interest	(85)	66
Total accumulated other comprehensive income for Omega	$34,345	$29,338

During the three months ended June 30, 2024 and 2023, we reclassified $2.6 million and $1.1 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges. During the six months ended June 30, 2024 and 2023, we reclassified $5.2 million and $2.1 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

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

As of June 30, 2024, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of $9.8 million. Our NOL carry-forward was partially reserved as of June 30, 2024, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017, may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. The majority of our U.K. portfolio elected to enter the U.K. REIT regime with an effective date of April 1, 2023. As of June 30, 2024, we have aggregate NOL carryforwards of $81.9 million associated with two U.K. subsidiaries. These U.K. NOLs have no expiration date and may be available to offset future taxable income. We believe these foreign NOLs are realizable under a “more likely than not” measurement and have not recorded a valuation allowance against the deferred tax asset.

The following is a summary of deferred tax assets and liabilities (which are recorded in other assets and accrued expenses and other liabilities in our Consolidated Balance Sheets):

	June 30,	December 31,
	2024	2023

	(in thousands)
U.S. Federal net operating loss carryforward	$2,048	$2,079
Valuation allowance on deferred tax asset	(1,979)	(2,024)
Foreign net operating loss carryforward(1)	20,478	9,491
Net deferred tax asset	$20,547	$9,546

Foreign deferred tax liability (2)	$1,320	$1,508
Net deferred tax liability	$1,320	$1,508
(1)	As discussed in Note 2 – Real Estate Assets, in connection with the acquisition of one U.K. entity in the second quarter of 2024, we acquired foreign net operating losses of $47.8 million resulting in a NOL deferred tax asset of $11.9 million.
(2)	The deferred tax liability resulted from book to tax differences recorded in the U.S. relating to depreciation and revenue recognition in the U.K. recognized upon the majority of our U.K. portfolio entering the U.K. REIT regime effective April 1, 2023.

The following is a summary of our provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Federal, state and local income tax expense	$0.2	$0.3	$0.7	$0.6
Foreign income tax expense (benefit) (1)	1.8	1.3	3.9	(0.3)
Total income tax expense (2)	$2.0	$1.6	$4.6	$0.3
(1)	The benefit for the six months ended June 30, 2023 primarily relates to adjustments made to our deferred tax assets and liabilities as a result of the majority of our U.K. portfolio electing to enter into the U.K. REIT regime effective April 1, 2023.
(2)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Stock-based compensation expense	$9,188	$8,806	$18,415	$17,550

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

We granted 24,257 time-based PIUs and 22,488 time-based RSUs to directors during the second quarter of 2024, and those units vest on Omega’s 2025 annual meeting date, subject to the director’s continued service and vesting in certain other events.

Time-based and performance-based grants made to named executive officers and key employees that meet certain conditions under the Company’s retirement policy (length of service, age, etc.) vest on an accelerated basis pursuant to the terms of our 2018 Stock Incentive Plan.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		June 30,	June 30,	December 31,
	Maturity	2024	2024	2023

			(in thousands)
Secured borrowings:
HUD mortgages(1)	2049-2051	N/A	$—	$41,878
2024 term loan(2)	2024	N/A	—	20,085
Total secured borrowings			—	61,963

Unsecured borrowings:
Revolving credit facility(3)(4)	2025	6.66%	70,226	20,397
			70,226	20,397
Senior notes and other unsecured borrowings:
2024 notes(3)(5)	2024	N/A	—	400,000
2025 notes(3)	2025	4.50%	400,000	400,000
2026 notes(3)	2026	5.25%	600,000	600,000
2027 notes(3)	2027	4.50%	700,000	700,000
2028 notes(3)	2028	4.75%	550,000	550,000
2029 notes(3)	2029	3.63%	500,000	500,000
2031 notes(3)	2031	3.38%	700,000	700,000
2033 notes(3)	2033	3.25%	700,000	700,000
2025 term loan(3)(6)	2025	5.60%	428,500	428,500
OP term loan(7)(8)	2025	5.52%	50,000	50,000
Deferred financing costs – net			(17,587)	(20,442)
Discount – net			(20,535)	(23,102)
Total senior notes and other unsecured borrowings – net			4,590,378	4,984,956

Total unsecured borrowings – net			4,660,604	5,005,353

Total secured and unsecured borrowings – net(9)(10)			$4,660,604	$5,067,316
(1)	Wholly owned subsidiaries of Omega OP were the obligors on these borrowings. During the first quarter of 2024, the remaining nine HUD mortgages with outstanding principal of $41.6 million were paid off. The payoff also included a $1.3 million prepayment fee, which is included in loss on debt extinguishment on our Consolidated Statements of Operations.
(2)	Borrowing was the debt of the consolidated joint venture discussed in Note 8 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing was secured by two ALFs, which are owned by the joint venture. During the second quarter of 2024, Omega repaid this loan using available cash and proceeds from our $1.45 billion senior unsecured multicurrency revolving credit facility (“Revolving Credit Facility”).
(3)	Guaranteed by Omega OP.
(4)	As of June 30, 2024, borrowings under Omega’s Revolving Credit Facility consisted of $50 million U.S. Dollars (“USD”) and £16.0 million British Pounds Sterling (“GBP”). The applicable interest rate on the USD tranche and on the GBP borrowings under the alternative currency tranche of the credit facility were 6.66% and 6.52% as of June 30, 2024, respectively.
(5)	The Company repaid the $400 million of 4.95% senior notes on the April 1, 2024 maturity date using available cash and proceeds from our Revolving Credit Facility.
(6)	The weighted average interest rate of the $428.5 million 2025 term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 4.047%.
(7)	Omega OP is the obligor on this borrowing.
(8)	The weighted average interest rate of the $50 million OP term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 3.957%.
(9)	All borrowings are direct borrowings of Parent unless otherwise noted.
(10)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2024 and December 31, 2023, we were in compliance with all applicable covenants for our borrowings.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of June 30, 2024, we have 12 interest rate swaps with $478.5 million in notional value. The swaps are designated as cash flow hedges of the interest payments on two of Omega’s variable interest loans. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

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

The location and fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	June 30,	December 31,
	2024	2023

Cash flow hedges:	(in thousands)
Other assets	$2,987	$—
Accrued expenses and other liabilities	$216	$6,533

Net investment hedges:
Other assets	$3,747	$8,903
Accrued expenses and other liabilities	$130	$8

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

At June 30, 2024 and December 31, 2023, the net carrying amounts and fair values of our other financial instruments were as follows:

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$9,437	$9,437	$8,716	$8,716
Real estate loans receivable – net	1,378,798	1,361,744	1,212,162	1,258,838
Non-real estate loans receivable – net	234,562	243,311	275,615	279,710
Total	$1,622,797	$1,614,492	$1,496,493	$1,547,264
Liabilities:
Revolving credit facility	$70,226	$70,226	$20,397	$20,397
2024 term loan	—	—	20,085	19,750
2025 term loan	425,853	428,500	424,662	428,500
OP term loan	49,915	50,000	49,864	50,000
4.95% notes due 2024 – net	—	—	399,747	398,888
4.50% notes due 2025 – net	399,587	396,788	399,207	393,240
5.25% notes due 2026 – net	598,906	594,192	598,553	596,508
4.50% notes due 2027 – net	696,034	677,684	695,302	671,538
4.75% notes due 2028 – net	546,429	532,180	545,925	528,704
3.63% notes due 2029 – net	493,703	446,380	493,099	440,785
3.38% notes due 2031 – net	688,067	597,856	687,172	594,734
3.25% notes due 2033 – net	691,884	565,831	691,425	564,809
HUD mortgages – net	—	—	41,878	31,322
Total	$4,660,604	$4,359,637	$5,067,316	$4,739,175

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

Shareholder Litigation

Certain derivative actions were brought against three of the Company’s officers, C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth, and certain current and former directors of the Company, asserting claims for breach of duty primarily relating to matters at issue in a securities class action in the Southern District of New York that was settled in 2023, including alleged failures to disclose material adverse facts about the Company’s business, operations and prospects, including the financial and operating results of one of the Company’s operators, Orianna Health Systems (“Orianna”), the ability of Orianna to make timely rent payments and the impairment of certain of the Company’s leases and the uncollectibility of certain receivables concerning Orianna.

In 2018, Stourbridge Investments LLC, a purported stockholder of the Company, filed a derivative action purportedly on behalf of the Company in the U.S. District Court for the Southern District of New York, alleging violations of Section 14(a) of the Exchange Act and state-law claims including breach of fiduciary duty (the “Stourbridge Matter”). The complaint alleged, among other things, that the named defendants were responsible for the Company’s failure to disclose the financial condition of Orianna.

In 2019, purported stockholder Phillip Swan by his counsel, and stockholders Tom Bradley and Sarah Smith by their counsel, filed derivative actions in the Baltimore City Circuit Court of Maryland, purportedly on behalf of the Company, asserting claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment against the named defendants. The complaints alleged, among other things, that the named defendants are responsible for the Company’s failure to disclose the financial condition of Orianna. Those actions were consolidated (together, the “Swan Matter”).

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

In 2023, the Company and individual defendants reached an agreement in principle with each of the derivative plaintiffs to resolve these derivative actions, as reflected by written memoranda of understanding. The proposed settlements contemplated the Company’s adoption of certain non-monetary corporate governance enhancements and initiatives. In February 2024, formal stipulations of settlement incorporating the substantive terms of the memoranda of understanding and detailing the proposed settlements’ operational terms were submitted for court approval. The court overseeing the Swan Matter issued an order in May 2024 granting final approval to a proposed settlement reached with the plaintiffs in the Stourbridge Matter and the Swan Matter, which order became final and non-appealable as of June 20, 2024.

In April 2024, the court overseeing the Wojcik Matter issued an order granting preliminary approval to the proposed settlement reached with the plaintiff in the Wojcik Matter. A hearing is scheduled for August 6, 2024 regarding final approval of the proposed settlement. The proposed settlements are without any admission of the allegations in the complaints, which the defendants deny.

While the Company believes that it was and is in compliance with all applicable laws, in the fourth quarter of 2023, the Company recorded a $2.8 million legal reserve related to the derivative actions which was included within accrued expenses and other liabilities on the Consolidated Balance Sheets. As the settlement amounts are to be paid by insurance, the Company concurrently recorded a receivable for $2.8 million within other assets on the Consolidated Balance Sheet, and consequently there was no impact to the Consolidated Statements of Operations related to these matters. In the second quarter of 2024, the Company’s insurers funded $2.8 million to an escrow account established for the purpose of paying the settlement amounts in accordance with the terms of the applicable settlement, and the Company reversed the previously recorded $2.8 million legal reserve within accrued expenses and other liabilities and the related $2.8 million receivable within other assets on the Consolidated Balance Sheets.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of June 30, 2024, our maximum funding commitment under these indemnification agreements was $6.5 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable if the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2024, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$163,428
Non-real estate loan commitments	41,719
Real estate loan commitments	46,094
Total remaining commitments (1)	$251,241
(1)	Includes finance costs.

In the second quarter of 2024, we exercised an option that committed Omega to buy the remaining 51% interest in the Cindat Joint Venture, an unconsolidated joint venture that Omega held a 49% equity interest in as of June 30, 2024. The acquisition of the remaining 51% interest in the Cindat Joint Venture closed in July 2024, as discussed further in Note 21 – Subsequent Events.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders – basic	$113,862	$59,856	$181,223	$95,798
Add: net income attributable to OP Units	3,463	1,767	5,499	2,815
Net income available to common stockholders – diluted	$117,325	$61,623	$186,722	$98,613
Denominator:
Denominator for basic earnings per share	249,366	236,233	247,719	235,594
Effect of dilutive securities:
Common stock equivalents	4,583	2,893	4,170	2,139
Noncontrolling interest – Omega OP Units	7,585	6,974	7,511	6,912
Denominator for diluted earnings per share	261,534	246,100	259,400	244,645

Earnings per share – basic:
Net income available to common stockholders	$0.46	$0.25	$0.73	$0.41
Earnings per share – diluted:
Net income available to common stockholders	$0.45	$0.25	$0.72	$0.40

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$35,193	$350,691
Restricted cash	3,938	5,820
Cash, cash equivalents and restricted cash at end of period	$39,131	$356,511

Supplemental information:
Interest paid during the period, net of amounts capitalized	$115,168	$111,540
Taxes paid during the period	$1,433	$1,936

Non-cash financing activities:
Change in fair value of hedges	$12,455	$(9,258)
Remeasurement of debt denominated in a foreign currency	$(171)	$1,096

NOTE 21 – SUBSEQUENT EVENTS

As of June 30, 2024, we held a 49% interest in the Cindat Joint Venture, an unconsolidated joint venture accounted for using the equity method of accounting that owns 63 facilities in the U.K. In July 2024, we acquired the remaining 51% interest in the Cindat Joint Venture, for a cash consideration of $97.4 million, excluding transaction costs, and deferred contingent consideration between zero and $3.0 million, which becomes payable to the sellers in December 2024, if certain contingencies are satisfied. As part of the acquisition, we assumed a $243.2 million mortgage loan that matures in August 2026 but can be repaid without a prepayment penalty beginning November 2025. The mortgage loan bears interest at SONIA plus an applicable margin of 5.38%. As part of the transaction, we assumed interest rate cap contracts that ensure the annual interest rate does not exceed 10.38%. The 63 facilities are subject to leases with two operators that have contractual rent of $43.6 million per annum with minimum escalators between 1.0% to 2.0% that can escalate further based on certain inflationary measures. Following the acquisition, we own 100% of the entity and will consolidate its results in our consolidated financial statements going forward. The acquired interest will be accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets. Under our existing accounting policy election, we follow the asset acquisition cost accumulation and allocation model.

In July 2024, we acquired one facility in the U.K. for consideration of $5.1 million and leased it to an existing operator. The facility has a weighted average initial annual cash yield of 10.0% with annual escalators of 2.5%.

In July 2024, we made a $27.3 million preferred equity investment, treated as a real estate loan receivable for accounting purposes, in a new real estate joint venture that was formed to acquire a facility in Massachusetts. Omega’s preferred equity investment bears a 10.0% return per annum and must be mandatorily redeemed by the joint venture at the earlier of July 2030 or the occurrence of certain significant events within the joint venture.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(3)	the long-term impacts of the COVID-19 pandemic on our business and the business of our operators, including the levels of staffing shortages, increased costs and decreased occupancy experienced by operators of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) arising from the pandemic, the ability of our operators to comply with infection control and vaccine protocols and to manage facility infection rates or future infectious diseases, and the sufficiency of government support and reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including recently issued federal minimum staffing requirements for SNFs that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”), including as the result of any policy changes driven by the current focus on capital providers to the healthcare industry;
(7)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and ALF markets or local real estate conditions;
(8)	the availability and cost of capital to us;
(9)	changes in our credit ratings and the ratings of our debt securities;
(10)	competition in the financing of healthcare facilities;
(11)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(12)	changes in the financial position of our operators;
(13)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(14)	changes in interest rates and the impact of inflation;
(15)	the timing, amount and yield of any additional investments;
(16)	our ability to maintain our status as a REIT; and
(17)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action; particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	Second Quarter of 2024 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of June 30, 2024, Parent owned 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned 3% of the outstanding Omega OP Units.

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

As discussed further in “Collectibility Issues” below, in 2023 and the second quarter of 2024, we have had several operators that have failed to make contractual payments under their lease and loan agreements, and we have agreed to short-term deferrals, lease and portfolio restructurings and/or allowed the application of security deposits or letters of credit to pay rent for several operators. To the extent the cost and occupancy impacts on our operators do not recover or are not offset by continued government relief or reimbursement rates that are sufficient and timely, we anticipate that the operating results of additional operators may be materially and adversely affected, and some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we remain cautious as some of the long-term impacts of the COVID-19 pandemic noted above may continue to have a significant impact on our operators and their financial conditions.

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

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act discussed below, have had a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s continued effect, including through prolonged labor shortages, lower occupancy and expense increases, on the Company’s and our operators’ operational and financial performance will depend on future developments, including the recovery in occupancy and availability of labor, the ultimate scope, implementation timeline and impact of recently issued federal minimum staffing rules for SNFs, the sufficiency and timeliness of additional governmental relief and reimbursement rate setting in offsetting cost increases, and the continued efficacy of infection control measures, all of which are uncertain and difficult to predict and may continue to adversely impact our business, results of operations, financial condition and cash flows.

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

Reimbursement Changes in Response to the Pandemic:

U.S. Federal Stimulus Funds and Financial Assistance for Healthcare Providers. In response to the pandemic, Congress enacted a series of economic stimulus and relief measures. The CARES Act and related legislation authorized distributions of approximately $185 billion to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that were attributable to coronavirus. In addition, federal legislation made other forms of financial assistance available to healthcare providers, which impacted our operators to varying degrees. We do not expect our operators will receive any additional funding from HHS in connection with the pandemic, although certain of our operators have, over the last year, continued to receive distributions at the state level from funding appropriated under the CARES Act and the American Rescue Plan Act of 2021.

Among these forms of financial assistance, the Families First Coronavirus Response Act (“FFCRA”) was enacted in the U.S. on March 18, 2020, which provided a temporary 6.2% increase to each qualifying state and territory’s FMAP reimbursement until it was phased out as of December 31, 2023 following the expiration of the public health emergency in May 2023. In exchange for receiving the enhanced federal funding, the FFCRA included a requirement that Medicaid programs keep beneficiaries enrolled through the end of the month in which the public health emergency terminated. However, Congress decoupled the Medicaid continuous enrollment from the public health emergency and terminated this provision effective March 31, 2023. Beginning April 1, 2023, states that complied with federal rules regarding beneficiary renewals were eligible to begin the phase-down of the enhanced federal funding according to the following schedule: 6.2 percentage points through March 2023; 5 percentage points through June 2023; 2.5 percentage points through September 2023 and 1.5 percentage points through December 2023. Following termination of the continuous enrollment provision, total Medicaid enrollment, which had grown substantially during the pandemic, has declined.

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

Additionally, on April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at nursing homes, which CMS estimates exceed existing staffing standards in nearly all states. The final rule is being implemented on a staggered phase-in basis based on geographic location and will require nursing homes participating in Medicare and Medicaid to maintain a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 HPRD of direct registered nurse care and 2.45 HPRD of direct nurse aide care. Facilities would be permitted to use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse or nurse aide) to account for the additional 0.48 HPRD required to comply with the total nurse staffing standard. In addition, the final rule requires nursing homes to ensure a registered nurse is onsite 24 hours per day, seven days per week, although CMS indicated that a director of nursing role could fulfill such requirement. The final rule also provides possible hardship exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule was not accompanied by additional funding for our operators to offset the costs associated with meeting these increased staffing requirements in an industry that is already facing staffing shortages. In May 2024, multiple SNF industry groups, along with several Texas facilities, filed suit in federal court to overturn the minimum staffing requirements on the basis that CMS exceeded its authority. The increased staffing requirements, if not overturned legislatively or by legal action, or if not accompanied by increased state reimbursement to offset the increased financial burden, may have a future adverse impact on the financial condition of many of our operators, which may be material, but which likely would not be experienced until closer to the point of delayed implementation which ranges from within 90 days of the final rule publication and five years of the final rule publication, depending on the geographic location.

The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. Further, on November 15, 2023, CMS issued a final rule, effective January 16, 2024, that requires SNFs participating in the Medicare or Medicaid programs to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs. The CMS announcement noted concerns regarding the quality of care provided at SNFs owned by private equity firms, REITs and other investment firms. There have also been congressional hearings examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry, the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. Further, in 2024, several U.S. senators proposed legislation that would, if enacted, restrict certain investors, including REITs and private equity firms, from investing in healthcare facilities or impose penalties on certain landlords of or private equity investors in healthcare facilities whose operators subsequently enter into bankruptcy proceedings. In addition, in 2024, the Department of Justice (“DOJ”), HHS, and the Federal Trade Commission published a Request for Information seeking public comment on the effects of mergers and other transactions in the healthcare industry, with a focus on consolidation among health care providers, facilities, and ancillary products or services. These initiatives, as well as additional calls for government review, at the state and federal level, of the role of private equity in the U.S. healthcare industry and proposed legislation related to certain SNF financial arrangements with REITs, could result in additional requirements on our operators or restrictions on REITs.

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

As indicated above, the CARES Act and American Rescue Plan Act contained several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. While the CARES Act provided for a 6.2% FMAP add-on to the Medicaid program during the public health emergency that was phased out as of December 31, 2023, only certain states passed any of this benefit directly to SNF operators either via an enhanced rate or lump sum payments.

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

Medicare.  On July 31, 2024, CMS issued a final rule regarding the government fiscal year 2025 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $1.4 billion, or 4.2%, for fiscal year 2025 compared to fiscal year 2024. This estimated reimbursement increase is attributable to a 4.2% net market basket update to the payment rates, which is based on a 3.0% SNF market basket increase plus a 1.7% market basket forecast error adjustment and less a 0.5% productivity adjustment. In addition to the payment rate update, CMS stated that it has rebased and revised the SNF market basket to reflect a 2022 base year. The annual update is reduced by 2% for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $196.5 million in fiscal year 2025. While Medicare reimbursement rate setting, which takes effect annually each October, has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current inflation rates remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by non-inflationary factors, including any adjustments related to the impact of various payment models, such as those described below.

Our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to the Patient Driven Payment Model (“PDPM”) or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

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

Department of Justice and Other Enforcement Actions.  SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The DOJ has historically used the False Claims Act to civilly pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard. For example, California prosecutors announced in March 2021 an investigation into a skilled nursing provider that is affiliated with one of our operators, alleging the chain manipulated the submission of staffing level data in order to improve its Five Star rating. In 2020, the DOJ launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies. Such enforcement activities are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these enforcement activities or investigations incurred by our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on their reputation, business, results of operations and cash flows.

Second Quarter of 2024 and Recent Highlights

Investments

●	During the three and six months ended June 30, 2024, we acquired 34 facilities and 36 facilities for aggregate consideration of $114.7 million and $128.0 million, respectively. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 9.5% and 11.5%.
●	We invested $34.8 million and $56.2 million under our construction in progress and capital improvement programs during the three and six months ended June 30, 2024, respectively.

●	We financed $112.9 million and $154.1 million of new real estate loans with a weighted average interest rate of 11.5% and 10.2% during the three and six months ended June 30, 2024, respectively. We also advanced $0.6 million and $3.4 million under existing real estate loans during the three and six months ended June 30, 2024, respectively.

Dispositions and Impairments

●	During the three and six months ended June 30, 2024, we sold five facilities and nine facilities for $34.8 million and $44.9 million in net cash proceeds, recognizing net gains of $12.9 million and $11.5 million, respectively.
●	During the three and six months ended June 30, 2024, we recorded impairments on four facilities and seven facilities of $8.2 million and $13.5 million, respectively. Of the $13.5 million, $8.1 million related to five held for use facilities (of which 4.0 million relates to three closed facilities) for which the carrying value exceeded the fair value and $5.4 million related to two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair value costs to sell.

Financing Activities

●	During the three and six months ended June 30, 2024, we sold 7.6 million and 8.7 million shares of common stock under our $1.0 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $244.9 million and $278.1 million, respectively.
●	We repaid the $400 million of 4.95% senior notes on the April 1, 2024 maturity date using available cash and proceeds from our $1.45 billion senior unsecured multicurrency revolving credit facility (“Revolving Credit Facility”).

Other Highlights

●	We financed $10.4 million of new non-real estate loans with a weighted average interest rate of 10.0% during the three and six months ended June 30, 2024, respectively. We also advanced $9.6 million and $13.7 million under existing non-real estate loans during the three and six months ended June 30, 2024, respectively. We received principal repayments of $45.9 million and $52.8 million on existing non-real estate loans during the three months and six months ended June 30, 2024, respectively.

Collectibility Issues

●	During the six months ended June 30, 2024, we entered into a lease with a new operator as part of the transition of facilities from another operator. As we had no previous relationship with this new operator and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operator on a cash basis of revenue recognition. We also did not have any straight-line receivable write-offs through rental income during the three months and six months ended June 30, 2024. As of June 30, 2024, 18 operators are on a cash basis. These operators represent an aggregate 18.6% our total revenues for the six months ended June 30, 2024.

●	Maplewood Senior Living (along with affiliates, “Maplewood”) continued to short-pay the contractual rent amount due under its lease agreement during the second quarter of 2024, with Maplewood paying $11.8 million of contractual rent, a short pay of $5.5 million of the $17.3 million due under its lease agreement. In addition, Maplewood did not pay the $0.7 million of contractual interest due under its loan agreement during the second quarter of 2024. As Maplewood is on a cash basis of revenue recognition, we have recorded $11.8 million and $23.1 million of revenue related to Maplewood for the three and six months ended June 30, 2024, respectively, for the contractual rent payments that we received. In view of Maplewood liquidity concerns, Omega and Maplewood entered into a comprehensive restructuring of Maplewood’s lease and loan agreements on January 31, 2023. Shortly after the restructuring was completed, on March 31, 2023, Greg Smith, the principal and chief executive officer of Maplewood passed away. As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, in May 2024, Omega sent a demand letter to Maplewood notifying it of multiple events of default under its lease, loan, and related agreements, including Mr. Smith’s guaranty, with Omega, including failure to pay full contractual rent and interest for periods in 2023 and 2024. Omega exercised its contractual rights in connection with these defaults and demanded immediate repayment of past due contractual rent and replenishment of the security deposit, and accelerated all principal and accrued interest due under the revolving credit facility. Omega entered into a settlement agreement on July 31, 2024, subject to approval of the probate court overseeing administration of Mr. Smith’s estate and regulatory approvals related to the licensure, with Mr. Smith’s estate to transition the controlling ownership of Maplewood to key members of the existing Maplewood management team. In the proposed transaction, these management team members would become the new majority equity holders in the Maplewood entities, which would maintain the Maplewood lease agreement and secured revolving credit facility provided by Omega. There is no certainty that the court and regulatory approvals will be received or that this transition will be completed as intended, on a timely basis, or at all. If the proposed transition plan is not completed, we may incur a substantial loss on the revolving loan with Maplewood up to the amortized cost basis of the loan. As of June 30, 2024, the amortized cost basis of this loan was $263.6 million, which represents 18.0% of the total amortized cost basis of all real estate loan receivables of Omega. See Note 5 – Real Estate Loans Receivable. In July 2024, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $2.0 million.
●	In the second quarter of 2024, LaVie Care Centers, LLC (“LaVie”) paid $5.9 million of contractual rent, a short pay of $3.3 million of the $9.2 million due under its lease agreement. As LaVie is on a cash basis of revenue recognition for lease purposes, only the $5.9 million and $10.3 million of contractual rent payments that we received from LaVie were recorded as rental income during the three and six months ended June 30, 2024, respectively. On June 2 and 3, 2024, LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division (the “Bankruptcy Court”). LaVie will continue to operate, as a debtor-in-possession, the 30 facilities subject to a master lease agreement with Omega, unless and until LaVie’s leasehold interest under the master lease agreement is rejected or assumed and assigned. As described in LaVie’s filings with the Bankruptcy Court, we committed to provide, along with another lender, $10 million of a $20 million junior secured debtor-in-possession (“DIP”) financing to LaVie. Omega recognized an aggregate $7.8 million provision for credit losses in the second quarter of 2024 on LaVie’s $25.0 million secured term loan and DIP financing loan as a result of insufficient collateral supporting the loans. In July 2024, LaVie paid full contractual rent of $3.0 million due under its lease agreement.
●	In April 2024, we transitioned the remaining six facilities previously included in Guardian’s master lease to a new operator for minimum initial contractual rent of $5.5 million per annum with the potential to increase contractual rent dependent on revenue received by the operator. We recorded rental income of $2.9 million related to the lease with the new operator during the three months ended June 30, 2024.

●	Following Omega and Agemo Holdings, LLC (“Agemo”) entering into a restructuring agreement during the first quarter of 2023, Agemo resumed making contractual rent and interest payments during the second quarter of 2023 and continued to make the required contractual rent and interest payments throughout the remainder of 2023 and the second quarter of 2024. Agemo is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $6.0 million and $11.9 million, respectively, for the three and six months ended June 30, 2024 for the contractual rent payments that were received. Additionally, as Agemo’s loans are on non-accrual status and are being accounted for under the cost recovery method, the $1.2 million and $2.4 million respectively, of interest payments that we received during the three and six months ended June 30, 2024 were applied directly against the principal balance outstanding.

Dividends

●	On July 24, 2024, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on August 15, 2024 to stockholders of record as of the close of business on August 5, 2024.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)
Revenues:
Rental income	$214,315	$219,355	$(5,040)	$421,236	$408,686	$12,550
Interest income	38,042	29,232	8,810	73,878	57,652	16,226
Miscellaneous income	388	1,600	(1,212)	930	2,051	(1,121)
Expenses:
Depreciation and amortization	74,234	82,018	(7,784)	148,791	163,210	(14,419)
General and administrative	22,148	22,158	(10)	43,680	42,684	996
Real estate taxes	3,750	3,925	(175)	7,548	7,922	(374)
Acquisition, merger and transition related costs	1,780	423	1,357	4,383	1,062	3,321
Impairment on real estate properties	8,182	21,114	(12,932)	13,474	60,102	(46,628)
(Recovery) provision for credit losses	(14,172)	12,967	(27,139)	(5,702)	8,910	(14,612)
Interest expense	53,966	58,776	(4,810)	111,786	117,322	(5,536)
Other income (expense):
Other income – net	3,363	1,029	2,334	8,639	3,749	4,890
Loss on debt extinguishment	(213)	—	(213)	(1,496)	(6)	(1,490)
Gain on assets sold – net	12,911	12,243	668	11,520	25,880	(14,360)
Income tax expense	(1,980)	(1,626)	(354)	(4,561)	(334)	(4,227)
Income from unconsolidated joint ventures	141	1,069	(928)	239	1,900	(1,661)

Three Months Ended June 30, 2024 and 2023

Revenues

  The following is a description of certain of the changes in revenues for the three months ended June 30, 2024 compared to the same period in 2023:

●	The decrease in rental income was primarily the result of a $15.4 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators. The decrease was partially offset by (i) a $8.5 million increase related to facility acquisitions made throughout 2023 and 2024, lease extensions and other rent escalations and (ii) a $1.7 million net increase related to impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators.
●	The increase in interest income was primarily due to a $8.8 million increase related to new loans and additional fundings on existing loans made throughout 2023 and 2024. As noted above, during the three months ended June 30, 2024, we funded $113.5 million in new or existing real estate loans and $20.0 million in new or existing non-real estate loans.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended June 30, 2024 compared to the same period in 2023:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.
●	The increase in acquisition, merger and transition related costs primarily relates to costs incurred related to the transition of facilities with troubled operators.
●	The 2024 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the fair value less costs to sell and two held for use facilities for which the carrying value exceeded the fair value. The 2023 impairments were recognized in connection with one facility that was classified as held for sale for which the carrying value exceeded the estimated fair value less costs to sell and three held for use facilities for which the carrying value exceeded the fair value. The 2024 and 2023 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in provision for credit losses primarily relates to a decrease in the general reserve recorded primarily resulting from decreases in loss rates utilized in the estimate of expected credit losses for loans, partially offset by a net increase in aggregate specific provisions recorded during the second quarter of 2024 compared to same period in 2023.
●	The decrease in interest expense primarily relates to (i) the repayment of $400 million of 4.95% senior notes in April 2024, (ii) the repayment of $350 million of 4.375% senior notes in August 2023 and (iii) the payoff of all remaining HUD mortgages in the first quarter of 2024. The overall decrease was partially offset by increases due to (i) the issuance of a $428.5 million term loan in the third quarter of 2023 and (ii) increased borrowings on our Revolving Credit Facility during the second quarter of 2024.

Other Income (Expense)

The increase in total other income (expense) was primarily due to (i) a $2.3 million increase in other income – net primarily related an unrealized fair value gain on an investment in the second quarter of 2024 and (ii) a $0.7 million increase in gain on assets sold related to the sale of five facilities in the second quarter of 2024 compared to the sale of ten facilities during the same period in 2023.

Six Months Ended June 30, 2024 and 2023

Revenues

  The following is a description of certain of the changes in revenues for the six months ended June 30, 2024 compared to the same period in 2023:

●	The increase in rental income was primarily the result of (i) a $18.2 million increase related to facility acquisitions made throughout 2023 and 2024, lease extensions and other rent escalations (ii) an increase related to $12.5 million option termination fee payment to Maplewood that was recorded as a reduction to rental income in the first quarter of 2023, and (iii) a $1.5 million net increase related to impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators, partially offset by a $19.8 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators.
●	The increase in interest income was primarily due to a $19.2 million increase related to new loans and additional fundings on existing loans made throughout 2023 and 2024, partially offset by (i) a $1.5 million decrease related to loans on non-accrual status, primarily the Maplewood loan, in which we have recognized less interest income period over period as a result of receiving less cash payments or the loans converting to payment-in-kind interest and being on non-accrual status and (ii) a $1.5 million decrease related to principal payments on our loans during 2023 and 2024. As noted above, during the six months ended June 30, 2024, we funded $157.5 million in new or existing real estate loans and $24.1 million in new or existing non-real estate loans.

Expenses

The following is a description of certain of the changes in our expenses for the six months ended June 30, 2024 compared to the same period in 2023:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.
●	The increase in acquisition, merger and transition related costs primarily relates to costs incurred related to the transition of facilities with troubled operators.
●	The 2024 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and five held for use facilities for which the carrying value exceeded the fair value. The 2023 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and four held for use facilities for which the carrying value exceeded the fair value. The 2024 and 2023 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.

●	The change in provision for credit losses primarily relates to a decrease in the general reserve recorded primarily resulting from decreases in loss rates utilized in the estimate of expected credit losses for loans. The overall decrease was partially offset by (i) a net increase in aggregate specific provisions recorded during the second quarter of 2024 compared to same period in 2023 and (ii) a reduction in the internal risk rating for the Maplewood loan (see Note 5 – Real Estate Loans Receivable) in the first quarter of 2024.
●	The decrease in interest expense primarily relates to (i) the repayment of $350 million of 4.375% senior notes in August 2023, (ii) the repayment of $400 million of 4.95% senior notes in April 2024 and (iii) the payoff of all remaining HUD mortgages in the first quarter of 2024. The overall decrease was partially offset by increases due to (i) the issuance of a $428.5 million term loan in the third quarter of 2023 and (ii) increased borrowings on our Revolving Credit Facility during 2024.

Other Income (Expense)

The decrease in total other income (expense) was primarily due to (i) a $14.4 million decrease in gain on assets sold related to the sale of nine facilities in 2024 compared to the sale of 12 facilities during the same period in 2023 and (ii) a $1.5 million increase in loss on debt extinguishment primarily related to the early repayment of nine HUD mortgages during the first quarter of 2024, partially offset by a $4.9 million increase in other income – net primarily related to increased interest income on short-term investments due to higher invested cash and favorable interest rates in 2024.

Income Tax Expense

The increase in income tax expense was primarily due to (i) adjustments made to our deferred tax assets and liabilities in the first quarter of 2023 as a result of the majority of our U.K. portfolio entering into the U.K. REIT regime effective April 1, 2023 and (ii) an increase in taxable income in the U.K. as a result of acquisitions in 2023 and 2024.

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

The following table presents our Nareit FFO results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net income (1)	$117,079	$61,521	$186,425	$98,366
Deduct gain from real estate dispositions	(12,911)	(12,243)	(11,520)	(25,880)
	104,168	49,278	174,905	72,486
Elimination of non-cash items included in net income:
Depreciation and amortization	74,234	82,018	148,791	163,210
Depreciation – unconsolidated joint ventures	2,531	2,743	5,067	5,427
Add back provision for impairments on real estate properties	8,182	21,114	13,474	60,102
Nareit FFO	$189,115	$155,153	$342,237	$301,225
(1)	The three and six months ended June 30, 2024 include the application of $0.1 million and $0.6 million, respectively, of security deposits (letter of credit and cash deposits) in revenue. The three and six months ended June 30, 2023 include the application of $0.3 million and $5.5 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.

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

Capital Structure

At June 30, 2024, we had total assets of $8.8 billion, total equity of $3.9 billion and total debt of $4.7 billion in our consolidated financial statements, with such debt representing 54.6% of total capitalization.

Debt

At June 30, 2024 and December 31, 2023, the weighted average annual interest rate of our debt was 4.3% and 4.4%, respectively. Additionally, as of June 30, 2024, 99% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated as cash flow hedges. Our high percentage of fixed interest debt has kept our interest expense relatively flat year over year despite rising interest rates. As of June 30, 2024, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our Revolving Credit Facility, OP term loan and 2025 term loan.

As of June 30, 2024, we had $35.2 million of cash and cash equivalents on our Consolidated Balance Sheets. Our next senior note maturity is the $400 million of 4.50% senior notes due January 2025. As of June 30, 2024, we had $443.9 million of potential common share issuances remaining under the ATM Program and $1.4 billion of availability under our Revolving Credit Facility. This combination of liquidity sources, along with cash from operating activities, provides us with ability to repay the senior notes due in January 2025.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2024 and December 31, 2023, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued $4.2 billion aggregate principal of senior notes outstanding at June 30, 2024 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of June 30, 2024, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At June 30, 2024, we had 254.0 million shares of common stock outstanding, and our shares had a market value of $8.7 billion. The following is a summary of activity under our equity programs during the three and six months ended June 30, 2024:

●	We issued 7.2 million and 8.3 million shares of common stock under our ATM Program for aggregate gross proceeds of $231.9 million and $264.2 million during the three and six months ended June 30, 2024, respectively. We did not utilize the forward provisions under the ATM Program. We have $443.9 million of sales remaining under the ATM Program as of June 30, 2024.
●	We issued 413 thousand and 442 thousand shares of common stock under the DRCSPP during the three and six months ended June 30, 2024, respectively. Aggregate gross proceeds from these sales were $13.0 million and $13.9 million during the three and six months ended June 30, 2024, respectively.
●	We did not repurchase any shares of our outstanding common stock under the $500 Million Stock Repurchase Program. We have $357.8 million remaining authorized for repurchases under the $500 Million Stock Repurchase Program as of June 30, 2024.

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

For the six months ended June 30, 2024, we paid dividends of $330.7 million to our common stockholders. On February 15, 2024, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 5, 2024. On May 15, 2024, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on April 30, 2024.

Material Cash Requirements

During the six months ended June 30, 2024, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of June 30, 2024, we had $163.4 million of commitments to fund the construction of new facilities, capital improvements and other commitments under lease agreements. Additionally, we have commitments to fund $46.1 million of advancements under existing real estate loans and $41.7 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

In the second quarter of 2024, we exercised an option that committed Omega to buy the remaining 51% equity interest in an unconsolidated joint venture owning 63 facilities in the U.K. (the “Cindat Joint Venture”) and in which Omega held a 49% equity interest as of June 30, 2024. The acquisition of the remaining 51% equity interest in the Cindat Joint Venture closed in July 2024 for total cash consideration of $97.4 million along with the assumption of a $243.2 million mortgage loan.

Other Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 9 to the Consolidated Financial Statements – Investments in Joint Ventures. Our risk of loss is generally limited to our investment in the joint venture and any outstanding loans receivable. We use derivative instruments to hedge interest rate and foreign currency exchange rate exposure as discussed in Note 16 – Derivatives and Hedging.

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $39.1 million as of June 30, 2024, a decrease of $405.6 million as compared to the balance at December 31, 2023. The following is a summary of our sources and uses of cash flows for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$335,577	$281,736	$53,841
Investing activities	(255,972)	(184,669)	(71,303)
Financing activities	(485,221)	(41,685)	(443,536)

The following is a discussion of changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Operating Activities – The increase in net cash provided by operating activities is driven primarily by an increase of $27.5 million of net income, net of $60.6 million of non-cash items, primarily due to a year over year increase in rental income and interest income as discussed in our material changes analysis under Results of Operations above. The $26.3 million change in the net movements of the operating assets and liabilities, also contributed to the overall increase in cash provided by operating activities.

Investing Activities – The increase in cash used in investing activities primarily related to (i) a $66.9 million increase in loan placements, net of repayments due to new loans advanced in 2024 and significant paydowns on loans during the second quarter of 2023, (ii) an $28.3 million increase in capital improvements to real estate investments and construction in progress primarily as a result of the on-going construction of an ALF in Washington D.C., (iii) a $17.4 million decrease in proceeds from the sales of real estate investments and (iv) a $2.1 million decrease in receipts from insurance proceeds, partially offset by (i) a $27.0 million decrease in real estate acquisitions, (ii) an $8.4 million increase in proceeds from net investment hedges related to the termination of two foreign currency forward contracts during the first quarter of 2024 and (iii) a $7.9 million decrease in investments in unconsolidated joint ventures.

Financing Activities – The increase in cash used in financing activities primarily related to (i) a $405.6 million increase in repayments on long-term borrowings, net of proceeds, primarily due to the repayment of $400 million of 4.95% senior notes in April 2024, (ii) a $92.6 million increase in proceeds from derivative instruments as a result of the termination of our forward starting swaps in the second quarter of 2023, (iii) a $15.9 million increase in dividends paid primarily related to share issuances during 2023 and 2024, (iv) a $1.9 million increase in distributions to Omega OP Unit holders, and (v) a $1.9 million increase in payment of financing related costs related to the early repayment of nine HUD mortgages during the first quarter of 2024, partially offset by a $73.6 million increase in net proceeds from issuance of common stock as a result of increased volume under our ATM Program and DRCSPP.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2024, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective at a reasonable assurance level as of June 30, 2024.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended June 30, 2024, Omega issued an aggregate of 1,000 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

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

During the second quarter of 2024, we did not repurchase any shares of our outstanding common stock.

Item 5 – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter of 2024.

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
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: August 2, 2024	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: August 2, 2024	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer