Form 10-Q
period 2024-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2024-10-31
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 28, 2024, there were 269,948,298 shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,266,469	$6,879,034
Land	972,602	867,486
Furniture and equipment	503,499	467,393
Construction in progress	201,360	138,410
Total real estate assets	8,943,930	8,352,323
Less accumulated depreciation	(2,652,372)	(2,464,227)
Real estate assets – net	6,291,558	5,888,096
Investments in direct financing leases – net	9,450	8,716
Real estate loans receivable – net	1,323,469	1,212,162
Investments in unconsolidated joint ventures	92,598	188,409
Assets held for sale	75,973	81,546
Total real estate investments	7,793,048	7,378,929
Non-real estate loans receivable – net	335,717	275,615
Total investments	8,128,765	7,654,544

Cash and cash equivalents	342,444	442,810
Restricted cash	17,866	1,920
Contractual receivables – net	10,337	11,888
Other receivables and lease inducements	241,399	214,657
Goodwill	644,588	643,897
Other assets	186,472	147,686
Total assets	$9,571,871	$9,117,402

LIABILITIES AND EQUITY
Revolving credit facility	$—	$20,397
Secured borrowings	265,239	61,963
Senior notes and other unsecured borrowings – net	4,592,963	4,984,956
Accrued expenses and other liabilities	313,370	287,795
Total liabilities	5,171,572	5,355,111

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 268,231 shares as of September 30, 2024 and 245,282 shares as of December 31, 2023	26,823	24,528
Additional paid-in capital	7,480,051	6,671,198
Cumulative net earnings	3,973,566	3,680,581
Cumulative dividends paid	(7,335,238)	(6,831,061)
Accumulated other comprehensive income	62,738	29,338
Total stockholders’ equity	4,207,940	3,574,584
Noncontrolling interest	192,359	187,707
Total equity	4,400,299	3,762,291
Total liabilities and equity	$9,571,871	$9,117,402

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Rental income	$231,485	$210,202	$652,721	$618,888
Interest income	39,941	30,623	113,819	88,275
Miscellaneous income	4,602	1,207	5,532	3,258
Total revenues	276,028	242,032	772,072	710,421

Expenses
Depreciation and amortization	77,245	80,798	226,036	244,008
General and administrative	21,758	20,287	65,438	62,971
Real estate taxes	3,569	3,892	11,117	11,814
Acquisition, merger and transition related costs	6,437	121	10,820	1,183
Impairment on real estate properties	8,620	27,890	22,094	87,992
(Recovery) provision for credit losses	(9,061)	2,733	(14,763)	11,643
Interest expense	54,690	58,778	166,476	176,100
Total expenses	163,258	194,499	487,218	595,711

Other income (expense)
Other (expense) income – net	(1,044)	5,402	7,595	9,151
Loss on debt extinguishment	(137)	—	(1,633)	(6)
(Loss) gain on assets sold – net	(238)	44,076	11,282	69,956
Total other (expense) income	(1,419)	49,478	17,244	79,101

Income before income tax expense and income (loss) from unconsolidated joint ventures	111,351	97,011	302,098	193,811
Income tax expense	(3,316)	(1,758)	(7,877)	(2,092)
Income (loss) from unconsolidated joint ventures	6,879	(1,345)	7,118	555
Net income	114,914	93,908	301,339	192,274
Net income attributable to noncontrolling interest	(3,152)	(2,527)	(8,354)	(5,095)
Net income available to common stockholders	$111,762	$91,381	$292,985	$187,179

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.43	$0.37	$1.16	$0.78
Diluted:
Net income available to common stockholders	$0.42	$0.37	$1.14	$0.78

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$114,914	$93,908	$301,339	$192,274
Other comprehensive income (loss)
Foreign currency translation	42,694	(18,634)	40,698	5,366
Cash flow hedges	(13,464)	5,041	(6,310)	2,690
Total other comprehensive income (loss)	29,230	(13,593)	34,388	8,056
Comprehensive income	144,144	80,315	335,727	200,330
Comprehensive income attributable to noncontrolling interest	(3,989)	(2,144)	(9,342)	(5,333)
Comprehensive income attributable to common stockholders	$140,155	$78,171	$326,385	$194,997

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended September 30, 2024 and 2023

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2024	$25,402	$6,951,244	$3,861,804	$(7,161,897)	$34,345	$3,710,898	$189,690	$3,900,588
Stock related compensation	—	9,147	—	—	—	9,147	—	9,147
Issuance of common stock	1,421	524,616	—	—	—	526,037	—	526,037
Common dividends declared ($0.67 per share)	—	—	—	(173,341)	—	(173,341)	—	(173,341)
Vesting/exercising of Omega OP Units	—	(4,956)	—	—	—	(4,956)	4,956	—
Omega OP Units distributions	—	—	—	—	—	—	(6,276)	(6,276)
Other comprehensive income	—	—	—	—	28,393	28,393	837	29,230
Net income	—	—	111,762	—	—	111,762	3,152	114,914
Balance at September 30, 2024	$26,823	$7,480,051	$3,973,566	$(7,335,238)	$62,738	$4,207,940	$192,359	$4,400,299

Balance at June 30, 2023	$24,099	$6,526,367	$3,534,199	$(6,501,899)	$41,353	$3,624,119	$188,473	$3,812,592
Stock related compensation	—	8,810	—	—	—	8,810	—	8,810
Issuance of common stock	399	125,734	—	—	—	126,133	—	126,133
Common dividends declared ($0.67 per share)	—	—	—	(164,540)	—	(164,540)	—	(164,540)
Vesting/exercising of Omega OP Units	—	(3,704)	—	—	—	(3,704)	3,704	—
Omega OP Units distributions	—	—	—	—	—	—	(5,984)	(5,984)
Net change in noncontrolling interest holder in consolidated JV	—	4	—	—	—	4	—	4
Other comprehensive loss	—	—	—	—	(13,210)	(13,210)	(383)	(13,593)
Net income	—	—	91,381	—	—	91,381	2,527	93,908
Balance at September 30, 2023	$24,498	$6,657,211	$3,625,580	$(6,666,439)	$28,143	$3,668,993	$188,337	$3,857,330

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2024 and 2023

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income	Equity	Interest	Equity
Balance at December 31, 2023	$24,528	$6,671,198	$3,680,581	$(6,831,061)	$29,338	$3,574,584	$187,707	$3,762,291
Stock related compensation	—	27,678	—	—	—	27,678	—	27,678
Issuance of common stock	2,294	798,929	—	—	—	801,223	—	801,223
Common dividends declared ($2.01 per share)	—	—	—	(504,177)	—	(504,177)	—	(504,177)
Vesting/exercising of Omega OP Units	—	(18,115)	—	—	—	(18,115)	18,115	—
Exchange and redemption of Omega OP Units for common stock	1	361	—	—	—	362	(362)	—
Omega OP Units distributions	—	—	—	—	—	—	(22,988)	(22,988)
Net change in noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	545	545
Other comprehensive income	—	—	—	—	33,400	33,400	988	34,388
Net income	—	—	292,985	—	—	292,985	8,354	301,339
Balance at September 30, 2024	$26,823	$7,480,051	$3,973,566	$(7,335,238)	$62,738	$4,207,940	$192,359	$4,400,299

Balance at December 31, 2022	$23,425	$6,314,203	$3,438,401	$(6,186,986)	$20,325	$3,609,368	$193,914	$3,803,282
Stock related compensation	—	26,457	—	—	—	26,457	—	26,457
Issuance of common stock	1,071	326,673	—	—	—	327,744	—	327,744
Common dividends declared ($2.01 per share)	—	—	—	(479,453)	—	(479,453)	—	(479,453)
Vesting/exercising of Omega OP Units	—	(10,633)	—	—	—	(10,633)	10,633	—
Exchange and redemption of Omega OP Units for common stock	2	542	—	—	—	544	(621)	(77)
Omega OP Units distributions	—	—	—	—	—	—	(20,751)	(20,751)
Net change in noncontrolling interest holder in consolidated JV	—	(31)	—	—	—	(31)	(171)	(202)
Other comprehensive income	—	—	—	—	7,818	7,818	238	8,056
Net income	—	—	187,179	—	—	187,179	5,095	192,274
Balance at September 30, 2023	$24,498	$6,657,211	$3,625,580	$(6,666,439)	$28,143	$3,668,993	$188,337	$3,857,330

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$301,339	$192,274
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,036	244,008
Impairment on real estate properties	22,094	87,992
Provision for rental income	1,136	20,633
(Recovery) provision for credit losses	(14,763)	11,643
Amortization of deferred financing costs and loss on debt extinguishment	10,584	9,998
Accretion of direct financing leases	106	80
Stock-based compensation expense	27,498	26,306
Gain on assets sold – net	(11,282)	(69,956)
Amortization of acquired in-place leases – net	(2,337)	(8,911)
Straight-line rent and effective interest receivables	(29,298)	(31,414)
Interest paid-in-kind	(9,043)	(7,992)
(Income) loss from unconsolidated joint ventures	(4,331)	2,327
Change in operating assets and liabilities – net:
Contractual receivables	1,429	(1,283)
Lease inducements	699	(11,970)
Other operating assets and liabilities	595	(10,979)
Net cash provided by operating activities	520,462	452,756
Cash flows from investing activities
Acquisition of real estate	(229,803)	(211,216)
Net proceeds from sale of real estate investments	68,757	261,288
Investments in construction in progress	(59,292)	(29,068)
Placement of loan principal	(272,889)	(242,627)
Collection of loan principal	113,552	135,963
Investments in unconsolidated joint ventures	(398)	(12,178)
Distributions from unconsolidated joint ventures in excess of earnings	2,835	3,016
Capital improvements to real estate investments	(22,278)	(23,305)
Proceeds from net investment hedges	8,429	—
Receipts from insurance proceeds	1,657	6,033
Net cash used in investing activities	(389,430)	(112,094)
Cash flows from financing activities
Proceeds from long-term borrowings	657,819	507,072
Payments of long-term borrowings	(1,142,788)	(507,250)
Payments of financing related costs	(6,903)	(3,333)
Net proceeds from issuance of common stock	801,223	327,744
Dividends paid	(503,998)	(479,301)
Net payments to noncontrolling members of consolidated joint venture	545	(202)
Proceeds from derivative instruments	—	92,577
Redemption of Omega OP Units	—	(77)
Distributions to Omega OP Unit Holders	(22,988)	(20,751)
Net cash used in financing activities	(217,090)	(83,521)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	1,638	132
(Decrease) Increase in cash, cash equivalents and restricted cash	(84,420)	257,273
Cash, cash equivalents and restricted cash at beginning of period	444,730	300,644
Cash, cash equivalents and restricted cash at end of period	$360,310	$557,917

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2024

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

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of September 30, 2024, Parent owned 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned 3% of the outstanding Omega OP Units.

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

NOTE 2 – REAL ESTATE ASSETS

At September 30, 2024, our leased real estate properties included 587 SNFs, 282 ALFs, 19 ILFs, 19 specialty facilities and one medical office building. The following table summarizes the Company’s rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Fixed income from operating leases	$227,934	$206,197	$641,780	$606,831
Variable income from operating leases	3,301	3,751	10,188	11,295
Interest income from direct financing leases	250	254	753	762
Total rental income	$231,485	$210,202	$652,721	$618,888

Our variable income from operating leases primarily represents the reimbursement by operators for real estate taxes that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the nine months ended September 30, 2024:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(1)
Q1	1	—	WV	$8.1		10.0%
Q1	—	1	U.K.	5.2		9.5%
Q2	1	—	MI	31.0		11.5%
Q2	—	32	U.K.	50.8	(2)	10.0%
Q2	1	—	LA	21.0		10.0%
Q3	—	63	U.K.	421.0	(3)	9.9	%(4)
Q3	—	1	U.K.	5.1		10.0%
Q3	1	—	NC	8.8		10.0%
Q3	—	1	U.K.	10.8		10.0%
Total	4	98		$561.8
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	Total consideration paid for this acquisition was $62.7 million. We allocated $11.9 million of the purchase consideration to a deferred tax asset related to net operating losses acquired in the transaction. See Note 13 - Taxes for additional information.
(3)	Relates to our acquisition of the remaining 51% ownership interest in the Cindat Joint Venture, discussed below under “Cindat Portfolio Acquisition.” Total costs to be allocated for this acquisition was $461.9 million, inclusive of our previously held equity interest of $97.0 million. We allocated $53.8 million of the costs to be allocated to other assets acquired in the transaction and we allocated $13.0 million of the costs to be allocated to other liabilities assumed in the transaction.
(4)	Reflects the yield based on cash consideration, the assumption of a mortgage loan, deferred contingent consideration and the previously held equity interest in the unconsolidated real estate joint venture. See “Cindat Portfolio Acquisition” below for additional information.

Cindat Portfolio Acquisition

As of December 31, 2023, we held a 49% interest in an unconsolidated real estate joint venture owning 63 facilities in the U.K. (the “Cindat Joint Venture”) accounted for using the equity method of accounting. As of December 31, 2023, our equity interest was $97.6 million. The 63 facilities are subject to leases with two operators that have contractual rent of $43.6 million per annum with minimum escalators between 1.0% to 2.0% that can escalate further based on certain inflationary measures.

In July 2024, we acquired the remaining 51% interest in the Cindat Joint Venture for total consideration of $364.9 million inclusive of: (i) $98.9 million of cash consideration including direct transaction costs, (ii) the assumption of a £188.6 million ($243.2 million) mortgage loan with an estimated fair value of $264.0 million and (iii) deferred contingent consideration with an estimated fair value of $2.0 million. The fair market value of the mortgage debt assumed was determined by discounting the remaining contractual cash flows using a current market rate of interest of comparable debt instruments. The deferred contingent consideration payment, which will be between zero and $3.0 million, becomes payable to the sellers in December 2024 if certain contingencies are satisfied.

Following the acquisition, we own 100% of the equity interests in the entity that owns the Cindat portfolio, and accordingly, we will consolidate its results in our consolidated financial statements going forward. The acquired interest will be accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets. Under our existing accounting policy election, we follow the asset acquisition cost accumulation and allocation model. Accordingly, we did not remeasure our previously held $97.0 million equity interest, as of the acquisition date, at fair value.

The following table summarizes the fair value of the assets and liabilities recorded as part of the acquisition as of the date of the acquisition:

(in thousands)
Costs to be allocated:
49% equity method investment in Cindat Joint Venture	$96,971
Consideration for additional 51% interest in Cindat Joint Venture	100,921
Fair market value of debt assumed	263,990
Total acquisition cost to be allocated	$461,882

Fair value of net assets acquired:
Real estate assets	$421,044
Non-real estate loans receivable	1,632
Cash and cash equivalents	6,866
Restricted cash	14,050
Contractual receivables	8
Other assets	31,278
Total assets	474,878
Accrued expenses and other liabilities	(12,996)
Fair value of net assets acquired	$461,882

Construction in Progress and Capital Expenditure Investments

We invested $25.4 million and $81.6 million under our construction in progress and capital improvement programs during the three and nine months ended September 30, 2024, respectively. We invested $24.5 million and $52.4 million under our construction in progress and capital improvement programs during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, construction in progress included three projects consisting of the development of a SNF in Virginia, a SNF in Florida and an ALF in Washington D.C.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	September 30,	December 31,
	2024	2023
Number of facilities held for sale	15	16
Amount of assets held for sale (in thousands)	$75,973	$81,546

Asset Sales

During the three and nine months ended September 30, 2024, we sold six facilities (four ALFs and two SNFs) and 15 facilities (11 SNFs and four ALFs) subject to operating leases for $23.9 million and $68.8 million in net cash proceeds, respectively. As a result of these sales, we recognized a net loss of $0.2 million and a net gain of $11.3 million, respectively.

During the three and nine months ended September 30, 2023, we sold 25 facilities (25 SNFs) and 37 facilities (35 SNFs, one ILF and one medical office building) subject to operating leases, for approximately $199.0 million and $261.3 million in net cash proceeds, respectively. As a result of these sales, we recognized net gains of approximately $44.1 million and $70.0 million, respectively. The $44.1 million of net gains includes a $50.2 million gain related to the sale of 11 facilities that occurred in December 2022 but that did not meet the contract criteria to be recognized under ASC 610-20 at the legal sale date. We recognized the sale during the third quarter of 2023 following the early payoff of the $104.8 million senior seller financing that was provided to the buyer as part of the sale of the 11 facilities.

As of September 30, 2024 and December 31, 2023, we had two and one facility sales, respectively, that were not recognized as a result of not meeting the contract criteria under ASC 610-20 at the legal sale date. During the three and nine months ended September 30, 2024, we received interest of $0.3 million and $0.9 million, respectively, related to seller financing provided in connection with sales that were not recognized. During the three and nine months ended September 30, 2023, we received interest of $1.8 million and $6.2 million, respectively, related to seller financing provided in connection with sales that were not recognized. The interest received was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

Real Estate Impairments

During the three and nine months ended September 30, 2024, we recorded impairments on five and 12 facilities of $8.6 million and $22.1 million, respectively. Of the $22.1 million, $13.0 million related to eight held for use facilities (of which $7.2 million related to four closed facilities) for which the carrying value exceeded the fair value and $9.1 million related to four facilities that were classified as held for sale for which the carrying values exceeded the estimated fair value less costs to sell.

During the three and nine months ended September 30, 2023, we recorded impairments on 19 and 25 facilities of $27.9 million and $88.0 million, respectively. Of the $88.0 million, $85.4 million related to 23 held for use facilities (of which $48.0 million relates to three facilities that were closed during the year) for which the carrying value exceeded the fair value and $2.6 million related to two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair value less costs to sell.

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

A summary of our net receivables and lease inducements by type is as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Contractual receivables – net	$10,337	$11,888

Effective yield interest receivables	$1,707	$3,127
Straight-line rent receivables	231,438	202,748
Lease inducements	8,254	8,782
Other receivables and lease inducements	$241,399	$214,657

Cash Basis Operators and Straight-Line Receivable Write-Offs

We review our collectibility assumptions related to rental income from our operator leases on an ongoing basis. During the nine months ended September 30, 2024, we placed one new operator on a cash basis of revenue recognition. In the first quarter of 2024, we entered into a lease with the new operator as part of the transition of facilities from another operator. As we had no previous relationship with this new operator and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operator on a cash basis of revenue recognition. We placed this operator on a cash basis concurrent with the lease commencement date, so there was no straight-line rent write-off associated with moving the operator to a cash basis.

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

We did not have any straight-line receivable write-offs through rental income as a result of placing operators on a cash basis during either of the three and nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, we had 18 operators on a cash basis for revenue recognition, which represent 18.6% and 22.0% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively.

Rent Deferrals and Application of Collateral

During the nine months ended September 30, 2024 and 2023, we allowed four and nine operators to defer $3.0 million and $35.0 million, respectively, of contractual rent and interest. The deferrals during the nine months ended September 30, 2024 primarily related to Maplewood Senior Living (along with affiliates, “Maplewood”) ($2.5 million). The deferrals during the nine months ended September 30, 2023 primarily related to the following operators: LaVie Care Centers, LLC (“LaVie”) ($19.0 million), Healthcare Homes Limited ($8.2 million), Agemo Holdings, LLC (“Agemo”) ($1.9 million) and Maplewood ($1.3 million). During the nine months ended September 30, 2024 and 2023, we received repayments of deferred rent of $1.2 million and $1.3 million, respectively.

Additionally, we allowed five and six operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the nine months ended September 30, 2024 and 2023, respectively. The total collateral applied to contractual rent and interest was $1.7 million and $11.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Operator Collectibility Updates

Maplewood

In the fourth quarter of 2022, Omega began discussions with Maplewood to restructure its portfolio as a result of liquidity issues. As of December 31, 2022, Omega had 17 operating facilities subject to a lease agreement with Maplewood, a construction in progress project in Washington D.C., and a $250.0 million secured revolving credit facility. In view of Maplewood liquidity concerns, Omega and Maplewood entered into a comprehensive restructuring of Maplewood’s lease and loan agreements on January 31, 2023 that, among other things, fixed rent at $69.3 million per annum through December 2025, increased the capacity of the secured revolving credit facility to $320.0 million, converted portions of interest on the secured revolving credit facility from cash to paid-in-kind (“PIK”) for certain periods, provided Maplewood a one-time option termination fee of $12.5 million, and reduced Maplewood’s share of any future potential sales proceeds.

Shortly after the restructuring was completed, on March 31, 2023, Greg Smith, the principal and chief executive officer of Maplewood, passed away. Mr. Smith had been a guarantor of Maplewood’s contractual obligations pursuant to a $40.0 million limited unconditional guaranty agreement. Maplewood began to short pay contractual rent under its lease agreement during the second quarter of 2023, which continued through the end of the third quarter of 2024 as discussed further below. Since Mr. Smith’s passing in 2023, Omega has been in discussions with the Greg Smith estate (the “Estate”) in order to protect our interests, including Mr. Smith’s guaranty, and facilitate an orderly transition of Mr. Smith’s controlling equity interest in Maplewood to key members of the existing Maplewood management team (the “Key Principals”). Under the proposed transition, the Key Principals would become the new majority equity holders in the Maplewood entities.

In order to accelerate a negotiated transition process, in May 2024, Omega sent a demand letter to Maplewood and the Estate notifying them of multiple events of default under Maplewood’s lease, loan, and related agreements with Omega, including Mr. Smith’s guaranty, including failure to pay full contractual rent and interest for periods in 2023 and 2024. Omega exercised its contractual rights in connection with these defaults and demanded immediate repayment of past due contractual rent and replenishment of the security deposit, and accelerated all principal and accrued interest due to Omega under the revolving credit facility, which had $296.4 million outstanding as of September 30, 2024, including PIK interest that is not recorded for accounting purposes. We also filed a lawsuit during the second quarter of 2024 to, among other things, foreclose on the pledged equity and assets of Maplewood.

After sending the demand letter, in June 2024, Omega executed a non-binding term sheet with the Key Principals outlining the terms of the proposed transition, which includes maintaining the Maplewood lease agreement and the secured revolving credit facility provided by Omega. On July 31, 2024, we entered into a settlement agreement (the “Settlement Agreement”) with the Estate and submitted it to the probate court for approval. The Settlement Agreement, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the Key Principals or their designee(s), with the Estate remaining liable under Mr. Smith’s guaranty until the transition is complete or one year from the court’s approval date, if earlier, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. On August 26, 2024, the probate court approved the Settlement Agreement, and in October 2024, following the probate court’s final and non-appealable order approving the Settlement Agreement, we requested and were granted a dismissal without prejudice of our lawsuit against, among others, the Estate. We are still awaiting regulatory approvals related to licensure of the operating assets before the transition will be completed.

In the third quarter of 2024, Maplewood paid $12.1 million of contractual rent, a short pay of $6.0 million of the $18.1 million (consisting of $17.3 million of contractual rent and $0.8 million of contractual interest) due under its lease and loan agreements. Maplewood’s $4.8 million security deposit was fully exhausted in the fourth quarter of 2023, so we were unable to apply collateral to unpaid rent and interest in 2024. Maplewood is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $12.1 million and $17.3 million for the three months ended September 30, 2024 and 2023, respectively. We recorded rental income of $35.2 million and $50.9 million for the nine months ended September 30, 2024 and 2023, respectively. Rental income in all periods was limited to payments that were received from Maplewood or the application of available collateral held by Omega. The $12.5 million option termination fee payment made by Omega in the first quarter of 2023 in connection with the restructuring agreement was recorded as a reduction to the $50.9 million of gross rental income recognized for the nine months ended September 30, 2023.

As discussed further in Note 5 – Real Estate Loans Receivable, we recorded interest income of zero and $1.5 million on the Maplewood secured revolving credit facility during the three and nine months ended September 30, 2023, respectively. No interest income was recorded during the three and nine months ended September 30, 2024.

In October 2024, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $1.9 million.

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

In June 2024, LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division (the “Bankruptcy Court”). LaVie will continue to operate, as a debtor-in-possession, the 30 facilities subject to a master lease agreement with Omega, unless and until LaVie’s leasehold interest under the master lease agreement is rejected or assumed and assigned. We committed to provide, along with another lender, $10 million of a $20 million junior secured debtor-in-possession (“DIP”) financing to LaVie, as further discussed in Note 6 – Non-Real Estate Loans Receivable. As a condition of the DIP financing, LaVie is required to pay Omega full contractual rent under its lease agreement. We determined LaVie was a variable interest entity after it became a debtor-in-possession and following the issuance of the DIP financing loan. Omega is not the primary beneficiary of LaVie because we do not have the power to control the activities that most significantly impact LaVie’s economic performance. See Note 8 – Variable Interest Entities, for additional disclosures surrounding our VIEs.

Prior to its bankruptcy filing, LaVie paid Omega $1.5 million in April 2024 and $1.5 million in May 2024. The April 2024 and May 2024 payments were short of full contractual rent by $1.7 million and $1.5 million, respectively. Following the bankruptcy filing, LaVie paid contractual rent of $2.9 million in June 2024, which reflects full contractual rent prorated for the period after LaVie entered bankruptcy and a $0.1 million short pay for the several days prior to the filing. In the third quarter of 2024, LaVie resumed making full contractual rent payments of $9.2 million due under its lease agreement. As LaVie is on a cash basis of revenue recognition for lease purposes, rental income recorded was equal to cash received of $9.2 million and $7.4 million during the three months ended September 30, 2024 and 2023, respectively and $19.5 million and $31.7 million during the nine months ended September 30, 2024 and 2023, respectively. We did not recognize any interest income related to LaVie during the nine months ended September 30, 2024 and 2023 as the three loans outstanding have PIK interest and are on non-accrual status. In October 2024, LaVie paid full contractual rent of $3.0 million due under its lease agreement.

Guardian

In August 2023, Guardian Healthcare (“Guardian”) failed to make the contractual rent payment due under its lease agreement and subsequently did not make any required contractual rent payments due under its lease agreement through the end of the first quarter of 2024. In April 2024, we transitioned the remaining six facilities previously included in Guardian’s master lease to a new operator for minimum initial contractual rent of $5.5 million per annum with the potential to increase contractual rent dependent on revenue received by the operator. We recorded rental income of $2.9 million and $5.8 million related to our lease with the new operator for the three and nine months ended September 30, 2024, respectively.

Agemo

Agemo failed to pay contractual rent and interest during the first quarter of 2023. Following the execution of a restructuring agreement between Omega and Agemo in the first quarter of 2023, Agemo resumed making contractual rent and interest payments during the second quarter of 2023 and has made all required contractual rent and interest payments through the third quarter of 2024. Rental income includes $6.0 million and $5.8 million related to our lease with Agemo for the three months ended September 30, 2024 and 2023, respectively, and $17.9 million and $11.6 million for the nine months ended September 30, 2024 and 2023, respectively. As Agemo is a cash basis operator, rental income is limited to the contractual rent payments that were received during the respective periods.

We did not recognize interest income on our loans with Agemo during the nine months ended September 30, 2024 and 2023. See Note 6 – Non-Real Estate Loans Receivable for discussion regarding our loans and interest with Agemo.

Other

During the nine months ended September 30, 2023, we re-leased 48 facilities that were previously subject to leases with four cash basis operators to other operators. Following the transition, we have no remaining relationships with these four cash basis operators. All of the operators to which the 48 facilities were transitioned have leases for which Omega is recognizing revenue on a straight-line basis. The aggregate initial contractual rent for the 48 facilities under these leases is $48.0 million per annum.

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

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of September 30, 2024, our real estate loans receivable consists of 17 fixed rate mortgage notes on 68 long-term care facilities and 15 other real estate loans. The facilities subject to the mortgage notes are operated by 14 independent healthcare operating companies and are located in 11 U.S. states and within the U.K. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

A summary of our real estate loans receivable by loan type and by borrower and/or guarantor is as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Mortgage notes due 2030; interest at 11.20%(1)(2)	$525,399	$514,866
Mortgage notes due 2037; interest at 10.61%(1)	83,803	72,420
Mortgage notes due 2024; interest at 10.00%(1)	71,666	—
Mortgage note due 2025; interest at 7.85%	60,579	62,010
Mortgage note due 2028; interest at 10.00%	50,000	50,000
Other mortgage notes outstanding(3)	119,379	55,141
Mortgage notes receivable – gross	910,826	754,437
Allowance for credit losses on mortgage notes receivable	(40,643)	(55,661)
Mortgage notes receivable – net	870,183	698,776
Other real estate loan due 2035; interest at 7.00%	263,580	263,520
Other real estate loans due 2025-2030; interest at 11.76%(1)	102,489	120,576
Other real estate loans due 2025; interest at 10.00%(4)	13,000	106,807
Other real estate loans outstanding(5)	107,516	57,812
Other real estate loans – gross	486,585	548,715
Allowance for credit losses on other real estate loans	(33,299)	(35,329)
Other real estate loans – net	453,286	513,386
Total real estate loans receivable – net	$1,323,469	$1,212,162
(1)	Approximates the weighted average interest rate on facilities as of September 30, 2024.
(2)	All mortgage notes mature in 2030 with the exception of two mortgage notes with an aggregate outstanding principal balance of $52.8 million that mature in 2024.
(3)	Other mortgage notes outstanding consists of 10 loans to multiple borrowers that have a weighted average interest rate of 10.44% as of September 30, 2024, with maturity dates ranging from 2024 through 2027 (with $8.7 million maturing in 2024). Two of the mortgage notes with an aggregate principal balance of $12.9 million are past due and have been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(4)	During the third quarter of 2024, we modified the priority of collateral available to use under the loan agreements for two loans with aggregate principal balances of $113.6 million and $106.8 million as of September 30, 2024 and December 31, 2023, respectively. As a result of these modifications, we adjusted the presentation of the loans from real estate loans receivable to non-real estate loans receivable as of September 30, 2024. See Note 6 – Non-Real Estate loans Receivable for additional information. Additionally, we issued a new $13.0 million other real estate loan to the same borrower during the third quarter of 2024.
(5)	Other real estate loans outstanding consists of nine loans to multiple borrowers that have a weighted average interest rate of 10.9% as of September 30, 2024, with maturity dates ranging from 2027 through 2033.

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Mortgage notes – interest income	$23,539	$17,332	$65,033	$50,878
Other real estate loans – interest income	10,082	7,566	28,285	21,396
Total real estate loans interest income	$33,621	$24,898	$93,318	$72,274

During the three and nine months ended September 30, 2024, we funded $54.9 million and $209.0 million under 10 and 19 real estate loans, respectively, that were originated during 2024 with weighted average interest rates of 10.2%. We also advanced $0.4 million and $3.8 million under existing real estate loans during the three and nine months ended September 30, 2024, respectively. Included below is additional discussion on any significant new loans issued and significant updates to any existing loans.

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

Other real estate loan due 2035

As discussed within Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Omega sent a demand letter to Maplewood during the second quarter of 2024 notifying Maplewood that due to multiple existing events of default under Maplewood’s lease, loan, and related agreements, Omega had exercised its contractual rights to immediately accelerate the outstanding principal and accrued interest under the secured revolving loan agreement. After sending the demand letter, in June 2024 Omega executed a non-binding term sheet with the Key Principals outlining the terms of a proposed transition, which includes the assignment of Mr. Smith’s equity in Maplewood to the Key Principals and maintaining the existing Maplewood lease agreement and the secured revolving credit facility (without reflecting the acceleration of the maturity) provided by Omega. On July 31, 2024, we entered into the Settlement Agreement with the Estate and submitted it to the probate court for approval. The Settlement Agreement, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the Key Principals or their designee(s), with the Estate remaining liable under Mr. Smith’s guaranty until the transition is complete or one year from the court’s approval date, if earlier, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. On August 26, 2024, the probate court approved the Settlement Agreement, and in October 2024, following the probate court’s final and non-appealable order approving the Settlement Agreement, we requested and were granted a dismissal without prejudice of our lawsuit against, among others, the Estate. We are still awaiting regulatory approvals related to licensure of the operating assets before the transition will be completed. There is no certainty that the regulatory approvals will be received or that this transition will be completed as intended, on a timely basis, or at all. If the proposed transition plan is not completed, we may incur a substantial loss on the revolving loan with Maplewood up to the amortized cost basis of the loan. We adjusted the internal risk rating on the loan, utilized as a component of our allowance for credit loss calculation, from a 3 to a 4 in the second quarter of 2023 when Maplewood began to short-pay contractual rent under its lease agreement. In the first quarter of 2024, we again adjusted the internal risk rating from a 4 to 5 to reflect the increased risk of the loan as a result of the missed interest payments in the first quarter of 2024, discussed below, and due to the status of the on-going negotiations with the Estate. We believe the internal risk rating of a 5 appropriately reflects the risks as of September 30, 2024. See the allowance for credit losses attributable to real estate loans with a 5 internal risk rating within Note 7 – Allowance for Credit Losses. As of September 30, 2024, the amortized cost basis of this loan was $263.6 million, which represents 18.9% of the total amortized cost basis of all real estate loan receivables.

During the nine months ended September 30, 2024, Maplewood failed to make aggregate cash interest payments of $2.0 million that were required under the loan agreement. During the three months ended March 31, 2023, we recorded interest income of $1.5 million on the secured revolving credit facility for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. We did not record any interest income related to the PIK interest during the three and nine months ended September 30, 2024 and 2023.

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

Other real estate loans outstanding

In July 2024, we made a $27.3 million preferred equity investment in a new real estate joint venture that was formed to acquire a facility in Massachusetts, which is treated as a real estate loan receivable for accounting purposes. Omega’s preferred equity investment bears a 10.0% return per annum and provides for mandatory redemption by the joint venture at the earlier of July 2030 or the occurrence of certain significant events within the joint venture. We have determined that the joint venture is a VIE, but we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the joint venture’s economic performance, so this $27.3 million preferred equity investment is included in the unconsolidated VIE table presented in Note 8 – Variable Interest Entities.

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower. As of September 30, 2024, we had 47 loans with 27 different borrowers. A summary of our non-real estate loans by borrower and/or guarantor is as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Notes due 2026; interest at 13.22%(1)	$113,563	$—
Notes due 2036; interest at 5.63%	74,318	77,854
Notes due 2024-2026; interest at 11.00%(1)	48,149	53,300
Notes due 2024-2029; interest at 12.00%(1)(2)	47,959	92,681
Note due 2025; interest at 9.12%(3)	42,499	44,999
Notes due 2024 and 2036; interest at 2.98%(1)	36,808	32,308
Other notes outstanding(4)	98,700	96,104
Non-real estate loans receivable – gross	461,996	397,246
Allowance for credit losses on non-real estate loans receivable	(126,279)	(121,631)
Total non-real estate loans receivable – net	$335,717	$275,615
(1)	Approximates the weighted average interest rate as of September 30, 2024.
(2)	During the second quarter of 2024, two working capital loans with maturity dates of June 30, 2024 were repaid in full. These two loans had an aggregate outstanding principal balance of $39.5 million as of December 31, 2023.
(3)	During the first quarter of 2024, this loan was amended to, among other items, extend the maturity date to December 31, 2025, modify the mandatory principal payments required under the loan, reduce the maximum principal under the loan from $55.0 million to $45.0 million and increase the interest rate on borrowings in excess of $15.0 million to 8.0% in January 2024, with further interest rate increases to 9.0% and 10.0% in April 2024 and June 2024, respectively. The interest rate remains at 7.5% for borrowings that do not exceed $15.0 million. The interest rate above represents the weighted average interest rate as of September 30, 2024.
(4)	Other notes outstanding have a weighted average interest rate of 8.61% as of September 30, 2024, with maturity dates ranging from 2024 through 2030 (with $5.3 million maturing in 2024). Four of the other notes outstanding with an aggregate principal balance of $10.8 million are past due, three of which have been written down to the estimated fair value of the underlying collateral of zero, through our allowance for credit losses. The one other past due other note outstanding has sufficient collateral to support the principal balance outstanding of $1.1 million as of September 30, 2024.

For the three and nine months ended September 30, 2024, non-real estate loans generated interest income of $6.3 million and $20.5 million, respectively. For the three and nine months ended September 30, 2023, non-real estate loans generated interest income of $5.7 million and $16.0 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

During the three and nine months ended September 30, 2024, we funded $23.5 million and $33.9 million, respectively, under four and seven non-real estate loans that were originated during 2024 with a weighted average interest rate of 9.9%. We advanced $0.4 million and $14.1 million under non-real estate loans during the three and nine months ended September 30, 2024, respectively. We received principal repayments of $37.4 million and $90.2 million on non-real estate loans during the three months and nine months ended September 30, 2024, respectively. Included below is additional discussion on any significant new loans issued and/or significant updates to any existing loans.

Notes due 2026

Notes due in 2026 consists of two term loans with Genesis Healthcare Inc., (“Genesis”) with principal balances of $91.4 million and $22.2 million as of September 30, 2024, respectively, that previously were included as real estate loans receivables within our Consolidated Balance Sheets. The $91.4 million term loan bore interest at a fixed rate of 14% per annum, of which 9% per annum was permitted to be paid-in-kind. The $22.2 million term loan bore interest at a fixed rate of 10% per annum, of which 5% per annum was permitted to be paid-in-kind. As amended, both loans had a maturity date of June 30, 2025. On September 30, 2024, the loans were amended to (i) modify the priority of certain real estate collateral securing the loans, (ii) extend the maturity date to June 30, 2026 and (iii) keep the existing interest rates but reduce the portion of contractual interest permitted to be paid in kind to 3.5% per annum on the $91.4 million term loan and to 2.5% per annum on the $22.2 million term loan beginning September 1, 2025. Following the modification to the priority of certain real estate collateral available to us under the loan agreements, we adjusted our presentation of these loans from real estate loans receivable to non-real estate loans receivable as of September 30, 2024.

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

Agemo resumed making interest payments for the Agemo Replacement Loans in May 2023 in accordance with the terms of the restructuring agreement. The Agemo Replacement Loans are on non-accrual status, and we are utilizing the cost recovery method, under which any payments we receive are applied against the principal amount. During the three months and nine months ended September 30, 2024, we received $1.2 million and $3.6 million, respectively, of interest payments from Agemo that we applied against the outstanding principal of the loans, and we recognized a recovery for credit loss equal to the amount of payments applied against principal. During the three months and nine months ended September 30, 2023, we received $1.2 million and $2.0 million, respectively, of interest payments from Agemo that we applied against the outstanding principal of the loans, and we recognized a recovery for credit loss equal to the amount of payments applied against principal. As of September 30, 2024, the amortized cost basis of these loans was $74.3 million, which represents 16.1% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of September 30, 2024 related to the Agemo Replacement Loans was $72.0 million, which reserves the loan down to the fair value of the underlying collateral, consisting of a second lien on the accounts receivable of Agemo.

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

We also have two existing term loans with LaVie, an $8.3 million unsecured term loan and a $25.0 million secured term loan, that bear interest at 2.0% (which is all PIK interest) and mature on November 30, 2036. The $8.3 million term loan was previously fully reserved in our allowance for credit losses. The $25.0 million secured term loan was previously reserved down to $3.6 million, the estimated fair value of the collateral which consisted of a second priority lien on LaVie’s accounts receivable. As a result of the issuance of the DIP loans discussed above, Omega’s collateral position under the $25.0 million secured term loan decreased from second to third priority. We estimated that there will be insufficient collateral available for this loan following the decrease in priority and therefore recognized a $3.6 million provision for credit losses in the second quarter of 2024 to fully reserve the $25.0 million secured term loan.

We did not record any interest income for any LaVie loans for the three and nine months ended September 30, 2024 and 2023.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the nine months ended September 30, 2024 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2023	Provision (Recovery) for Credit Loss for the nine months ended September 30, 2024(1)		Write-offs charged against allowance for the nine months ended September 30, 2024	Allowance for Credit Loss as of September 30, 2024
		(in thousands)
1	Real estate loan receivable	$1,501	$(959)		$—	$542
2	Real estate loans receivable	291	159		—	450
3	Real estate loans receivable	12,635	(2,025)		—	10,610
4	Real estate loans receivable	65,113	(40,676)	(2)	—	24,437
5	Real estate loans receivable	—	26,453	(2)	—	26,453
6	Real estate loans receivable	11,450	—		—	11,450
	Sub-total	90,990	(17,048)		—	73,942

5	Investment in direct financing leases	2,489	(839)		—	1,650
	Sub-total	2,489	(839)		—	1,650

2	Non-real estate loans receivable	1,151	(672)		—	479
3	Non-real estate loans receivable	3,903	(1,945)		—	1,958
4	Non-real estate loans receivable	720	1,074		—	1,794
5	Non-real estate loans receivable	43,404	4,254		—	47,658
6	Non-real estate loans receivable	72,453	9,569		(7,632)	74,390
	Sub-total	121,631	12,280	(3)	(7,632)	126,279

2	Unfunded real estate loan commitments	10	(10)		—	-
3	Unfunded real estate loan commitments	335	(13)		—	322
4	Unfunded real estate loan commitments	4,314	(4,253)	(2)	—	61
5	Unfunded real estate loan commitments	—	2,364	(2)	—	2,364
2	Unfunded non-real estate loan commitments	692	(585)		—	107
3	Unfunded non-real estate loan commitments	46	96		—	142
4	Unfunded non-real estate loan commitments	63	17		—	80
5	Unfunded non-real estate loan commitments	1,594	(1,594)		—	—
6	Unfunded non-real estate loan commitments	—	22		—	22
	Sub-total	7,054	(3,956)		—	3,098

	Total	$222,164	$(9,563)		$(7,632)	$204,969

(1)	During the nine months ended September 30, 2024, we received proceeds of $5.0 million from the liquidating trust related to the $25.0 million debtor in possession facility to Gulf Coast Health Care LLC, which resulted in a recovery for credit losses of $5.0 million that is not included in the rollforward above since we had previously written-off the loan balance and related reserves.
(2)	Amount reflects the movement of reserves associated with Maplewood’s secured revolving credit facility due to an adjustment to the internal risk rating on the loan from a 4 to a 5 during the first quarter of 2024. See Note 5 – Real Estate Loans Receivable for additional information.
(3)	This amount includes cash recoveries of $3.5 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $0.6 million related to principal payments received on loans that were fully reserved.

A rollforward of our allowance for credit losses for the nine months ended September 30, 2023 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2022	Provision (Recovery) for Credit Loss for the nine months ended September 30, 2023		Write-offs charged against allowance for the nine months ended September 30, 2023		Other additions to the allowance for the nine months ended September 30, 2023		Allowance for Credit Loss as of September 30, 2023
		(in thousands)
1	Real estate loans receivable	$162	$373		$—		$—		$535
2	Real estate loans receivable	157	(106)		—		—		51
3	Real estate loans receivable	15,110	(9,113)		—		—		5,997
4	Real estate loans receivable	33,666	11,792		—		—		45,458
6	Real estate loans receivable	52,265	(3,860)		(36,955)	(1)	—		11,450
	Sub-total	101,360	(914)		(36,955)		—		63,491

5	Investment in direct financing leases	2,816	(561)		—		—		2,255
	Sub-total	2,816	(561)		—		—		2,255

2	Non-real estate loans receivable	859	(453)		—		—		406
3	Non-real estate loans receivable	2,079	(991)		—		—		1,088
4	Non-real estate loans receivable	634	(239)		—		—		395
5	Non-real estate loans receivable	18,619	(1,168)		—		25,200	(2)	42,651
6	Non-real estate loans receivable	61,677	12,018		—		—		73,695
	Sub-total	83,868	9,167		—		25,200		118,235

2	Unfunded real estate loan commitments	—	4		—		—		4
3	Unfunded real estate loan commitments	—	186		—		—		186
4	Unfunded real estate loan commitments	84	3,722		—		—		3,806
2	Unfunded non-real estate loan commitments	207	29		—		—		236
3	Unfunded non-real estate loan commitments	29	(14)		—		—		15
4	Unfunded non-real estate loan commitments	—	24		—		—		24
		320	3,951		—		—		4,271

	Total	$188,364	$11,643	(3)	$(36,955)		$25,200		$188,252
(1)	This amount relates to the write-off of the allowance for the Guardian mortgage note in connection with the settlement and partial forgiveness of the note in the second quarter of 2023.
(2)	This amount relates to the additional $25.2 million allowance recorded during the first quarter of 2023 to reserve the aggregate deferred rent amount that is included within Agemo Replacement Loan B.
(3)	The amount includes cash recoveries of $6.1 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $1.5 million related to principal payments received on loans that were fully reserved.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2024	2023	2022	2021	2020	2019	2018 & older	Revolving Loans	Balance as of September 30, 2024
		(in thousands)
1	Real estate loans receivable	$—	$—	$20,000	$—	$—	$—	$60,579	$—	$80,579
2	Real estate loans receivable	29,700	8,680	—	—	21,325	—	—	—	59,705
3	Real estate loans receivable	132,836	158,408	28,600	72,420	—	—	—	—	392,264
4	Real estate loans receivable	53,485	90,211	—	31,485	82,672	—	330,508	—	588,361
5	Real estate loans receivable	—	—	—	—	—	—	—	263,580	263,580
6	Real estate loans receivable	—	—	—	—	—	—	12,922	—	12,922
	Sub-total	216,021	257,299	48,600	103,905	103,997	—	404,009	263,580	1,397,411

5	Investment in direct financing leases	—	—	—	—	—	—	11,100	—	11,100
	Sub-total	—	—	—	—	—	—	11,100	—	11,100

2	Non-real estate loans receivable	—	—	—	—	—	—	—	72,548	72,548
3	Non-real estate loans receivable	—	81,862	18,613	—	—	2,487	267	14,627	117,856
4	Non-real estate loans receivable	—	1,302	—	—	—	1,302	114,562	28,237	145,403
5	Non-real estate loans receivable	—	5,690	—	—	—	116	45,672	—	51,478
6	Non-real estate loans receivable	3,756	5,501	24,457	7,851	—	—	28,646	4,500	74,711
	Sub-total	3,756	94,355	43,070	7,851	—	3,905	189,147	119,912	461,996

	Total	$219,777	$351,654	$91,670	$111,756	$103,997	$3,905	$604,256	$383,492	$1,870,507

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$(3,092)	$(4,540)	$(7,632)

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of September 30, 2024 and December 31, 2023, we have excluded $10.3 million and $10.2 million, respectively, of contractual interest receivables and $1.7 million and $3.1 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three months ended September 30, 2024 and 2023, we recognized $0.6 million and $47 thousand, respectively, of interest income related to loans on non-accrual status as of September 30, 2024. During the nine months ended September 30, 2024 and 2023, we recognized $2.8 million and $1.6 million, respectively, of interest income related to loans on non-accrual status as of September 30, 2024.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	(in thousands)
Assets
Real estate assets – net	$1,250,569	$996,540
Assets held for sale	—	66,130
Real estate loans receivable – net	445,327	370,147
Investments in unconsolidated joint ventures	9,256	9,009
Non-real estate loans receivable – net	7,354	10,679
Contractual receivables – net	359	746
Other assets	770	1,423
Total assets	1,713,635	1,454,674

Liabilities
Accrued expenses and other liabilities	(47,168)	(46,677)
Total liabilities	(47,168)	(46,677)

Collateral
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,334,433)	(1,105,383)
Total collateral	(1,382,433)	(1,153,383)

Maximum exposure to loss	$284,034	$254,614
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the three loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $5.8 million and $8.9 million as of September 30, 2024 and December 31, 2023, respectively.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs, following the date they were determined to be VIEs, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Revenue
Rental income	$29,956	$26,968	$75,799	$62,768
Interest income	3,442	1,108	9,897	4,193
Total	$33,398	$28,076	$85,696	$66,961

Consolidated VIEs

We own a partial equity interest in a joint venture that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the joint venture. As of September 30, 2024 and December 31, 2023, this joint venture has $24.6 million and $27.9 million, respectively, of total assets, and $20.8 million and $20.7 million, respectively, of total liabilities. Of the $20.8 million of total liabilities held by the joint venture at September 30, 2024, $20.5 million relates to a mortgage loan advanced by Omega during the second quarter 2024 to pay-off an existing third-party mortgage loan of the joint venture, as discussed in Note 15 – Borrowing Activities and Arrangements. The $20.5 million Omega mortgage loan is eliminated in consolidation and is not reflected in our Consolidated Balance Sheets.

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

				Carrying Amount
	Ownership	Facility	Facility	September 30,	December 31,
Entity	% (1)	Type	Count (1)	2024	2023
Second Spring Healthcare Investment	15%	N/A	—	$7,103	$8,945
Lakeway Realty, L.L.C.(2)	51%	Specialty facility	1	67,908	68,902
Cindat Joint Venture(3)	N/A	N/A	N/A	—	97,559
OMG Senior Housing, LLC (4)	50%	Specialty facility	—	4,064	—
OH CHS SNP, Inc.	9%	N/A	N/A	1,024	752
RCA NH Holdings RE Co., LLC(2)(5)	20%	SNF	5	3,400	3,400
WV Pharm Holdings, LLC(2)(5)	20%	N/A	N/A	3,000	3,000
OMG-Form Senior Holdings, LLC(2)(5)	49%	ALF	1	2,856	2,609
CHS OHI Insight Holdings, LLC	25%	N/A	N/A	3,243	3,242
				$92,598	$188,409
(1)	Ownership percentages and facility counts are as of September 30, 2024.
(2)	As of September 30, 2024 and December 31, 2023, we had an aggregate of $79.1 million and $79.6 million, respectively, of loans outstanding with these joint ventures.
(3)	As of June 30, 2024, we held a 49% interest in an unconsolidated joint venture owning 63 facilities in the U.K. (the “Cindat Joint Venture”). In July 2024, we acquired the remaining 51% ownership interest in the Cindat Joint Venture, such that we now own 100% of the ownership interest in the entity that owns the Cindat portfolio. See Note 2 – Real Estate Assets for additional information.
(4)	During the third quarter of 2024, this joint venture sold one specialty facility to an unrelated third party for approximately $40.7 million in net cash proceeds and recognized a gain on sale of approximately $12.9 million ($6.5 million of which represents the Company’s share of the gain).
(5)	These joint ventures are unconsolidated VIEs and therefore are included in the tables in Note 8 – Variable Interest Entities.

The following table reflects our income (loss) from unconsolidated joint ventures for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2024	2023	2024	2023

	(in thousands)
Second Spring Healthcare Investments	$238	$270	$713	$851
Lakeway Realty, L.L.C.	694	674	2,074	2,030
Cindat Joint Venture	(271)	(2,330)	(1,721)	(2,233)
OMG Senior Housing, LLC(1)	6,153	(123)	5,931	(302)
OH CHS SNP, Inc.	125	184	272	274
OMG-Form Senior Holdings, LLC	(60)	(20)	(151)	(65)
Total	$6,879	$(1,345)	$7,118	$555
(1)	The income from this unconsolidated joint venture for the three and nine months ended September 30, 2024 includes a $6.5 million gain on sale of real estate investments.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of September 30, 2024 and December 31, 2023:

(in thousands)
Balance as of December 31, 2023	$643,897
Foreign currency translation	691
Balance as of September 30, 2024	$644,588

The following is a summary of our intangible assets and liabilities as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	(in thousands)
Assets:
Above market leases(1)	$34,798	$4,214
Accumulated amortization	(3,576)	(3,532)
Net above market leases	$31,222	$682

Liabilities:
Below market leases	$45,373	$48,791
Accumulated amortization	(36,140)	(37,177)
Net below market leases	$9,233	$11,614
(1)	As of September 30, 2024, includes $30.6 million of intangible assets related to above market leases assumed in connection with the acquisition of the remaining 51% interest in the Cindat Joint Venture during the third quarter of 2024 (see Note 2 – Real Estate Assets for additional information).

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

For the three months ended September 30, 2024 and 2023, our net amortization related to intangibles was $1.2 million and $2.1 million, respectively. For the nine months ended September 30, 2024 and 2023, our net amortization related to intangibles was $2.3 million and $8.9 million, respectively. The 2024 and 2023 net amortization amounts for the three and nine months ended resulted in an increase to rental income. The estimated net amortization expense related to these intangibles for the remainder of 2024 and the next four years is as follows: remainder of 2024 – ($0.7) million; 2025 – ($1.0) million; 2026 – ($1.3) million; 2027 – ($1.4) million and 2028 – ($2.0) million. As of September 30, 2024, the weighted average remaining amortization period of above market lease assets is 11 years and below market lease liabilities is seven years.

NOTE 11 – CONCENTRATION OF RISK

As of September 30, 2024, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 991 healthcare facilities, located in 42 states and the U.K. and operated by 83 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled $9.9 billion at September 30, 2024, with 97% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 587 SNFs, 282 ALFs, 19 ILFs, 19 specialty facilities and one medical office building, (ii) fixed rate mortgages on 52 SNFs, 13 ALFs, two specialty facilities and one ILF, and (iii) 15 facilities that are held for sale. At September 30, 2024, we also held other real estate loans receivable (excluding mortgages) of $453.3 million, non-real estate loans receivable of $335.7 million and $92.6 million of investments in eight unconsolidated joint ventures.

As of September 30, 2024 and December 31, 2023, we had investments with one operator or manager that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated 4.4% and 7.2% of our total revenues for the three months ended September 30, 2024 and 2023, respectively and 4.6% and 5.6% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively. The revenue associated with Maplewood for the nine months ended September 30, 2023 reflects a reduction of revenue of $12.5 million related to a termination fee payment made by Omega as discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements. During the three and nine months ended September 30, 2024, we also have one operator with total revenues that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated 11.1% and 12.5% of our total revenues for the three months ended September 30, 2024 and 2023, respectively and 12.1% and 11.2% of our total revenues for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, CommuniCare represented 8.3% of our total investments.

As of September 30, 2024, the three states in which we had our highest concentration of investments were Texas (9.7%), Indiana (6.4%) and California (5.7%). In addition, our concentration of investments in the U.K. is 12.6%.

NOTE 12 – STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of our declared cash dividends on common stock:

Record	Payment	Dividend per
Date	Date	Common Share
February 5, 2024	February 15, 2024	$0.67
April 30, 2024	May 15, 2024	0.67
August 5, 2024	August 15, 2024	0.67
November 4, 2024	November 15, 2024	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	September 30, 2023	3,529	$111,895
Three Months Ended	September 30, 2024	2,575	90,469
Nine Months Ended	September 30, 2023	3,688	116,425
Nine Months Ended	September 30, 2024	3,017	104,366

At-The-Market Offering Programs

During the second quarter of 2021, Omega entered into an “at-the-market” (“ATM”) Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion (the “2021 ATM Program”) could be sold from time to time.

During the third quarter of 2024, we terminated the 2021 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.25 billion (the “2024 ATM Program,” and together with the 2021 ATM Program, the “ATM Programs”) may be sold from time to time (i) by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals, or (ii) by several financial institutions acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Under the 2024 ATM Program, compensation for sales of the shares will not exceed 2% of the gross sales price per share for shares sold through each financial institution. The use of forward sales under the 2024 ATM Program generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the 2024 ATM Program during the three months ended September 30, 2024.

The following is a summary of the shares issued under our ATM Programs for the three months and nine ended September 30, 2024 and 2023 (in thousands except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
Three Months Ended	September 30, 2023	466	$30.46	$14,400	$14,176
Three Months Ended	September 30, 2024	11,630	37.45	439,685	435,501
Nine Months Ended	September 30, 2023	6,995	30.22	213,797	211,380
Nine Months Ended	September 30, 2024	19,883	35.05	703,900	696,993
(1)	Represents the average price per share after issuance costs.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	(in thousands)
Foreign currency translation	(2,664)	(49,770)
Derivative instruments designated as cash flow hedges	68,801	75,111
Derivative instruments designated as net investment hedges	(2,477)	3,931
Total accumulated other comprehensive income before noncontrolling interest	63,660	29,272
Add: portion included in noncontrolling interest	(922)	66
Total accumulated other comprehensive income for Omega	$62,738	$29,338

During the three months ended September 30, 2024 and 2023, we reclassified $2.7 million and $1.1 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges. During the nine months ended September 30, 2024 and 2023, we reclassified $7.9 million and $3.2 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

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

As of September 30, 2024, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $9.8 million. Our NOL carry-forward was partially reserved as of September 30, 2024, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017, may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. The majority of our U.K. portfolio elected to enter the U.K. REIT regime with an effective date of April 1, 2023. As of September 30, 2024, we have aggregate NOL carryforwards of $83.8 million associated with two U.K. subsidiaries. These U.K. NOLs have no expiration date and may be available to offset future taxable income. We believe these foreign NOLs are realizable under a “more likely than not” measurement and have not recorded a valuation allowance against the deferred tax asset.

The following is a summary of deferred tax assets and liabilities (which are recorded in other assets and accrued expenses and other liabilities in our Consolidated Balance Sheets):

	September 30,	December 31,
	2024	2023

	(in thousands)
U.S. Federal net operating loss carryforward	$2,048	$2,079
Valuation allowance on deferred tax asset	(1,958)	(2,024)
Foreign net operating loss carryforward(1)	20,954	9,491
Net deferred tax asset	$21,044	$9,546

Foreign deferred tax liability (2)	$28	$1,508
Net deferred tax liability	$28	$1,508
(1)	As discussed in Note 2 – Real Estate Assets, in connection with our acquisition of one U.K. entity in the second quarter of 2024, we acquired foreign net operating losses of $47.8 million resulting in a NOL deferred tax asset of $11.9 million.
(2)	The deferred tax liability resulted from book to tax differences recorded in the U.S. relating to depreciation and revenue recognition in the U.K. recognized upon the majority of our U.K. portfolio entering the U.K. REIT regime effective April 1, 2023.

The following is a summary of our provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Federal, state and local income tax expense	$0.5	$0.2	$1.2	$0.8
Foreign income tax expense	2.8	1.6	6.7	1.3
Total income tax expense (1)	$3.3	$1.8	$7.9	$2.1
(1)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Stock-based compensation expense	$9,083	$8,756	$27,498	$26,306

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

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		September 30,	September 30,	December 31,
	Maturity	2024	2024	2023

			(in thousands)
Secured borrowings:
HUD mortgages(1)(2)	2049-2051	N/A	$—	$41,878
2024 term loan(3)	2024	N/A	—	20,085
2026 mortgage loan(1)	2026	10.33%	250,207	—
Deferred financing costs – net			(4,622)	—
Premium – net			19,654	—
Total secured borrowings			265,239	61,963

Unsecured borrowings:
Revolving credit facility(3)(4)	2025	6.16%	—	20,397
			—	20,397
Senior notes and other unsecured borrowings:
2024 notes(4)(6)	2024	N/A	—	400,000
2025 notes(4)	2025	4.50%	400,000	400,000
2026 notes(4)	2026	5.25%	600,000	600,000
2027 notes(4)	2027	4.50%	700,000	700,000
2028 notes(4)	2028	4.75%	550,000	550,000
2029 notes(4)	2029	3.63%	500,000	500,000
2031 notes(4)	2031	3.38%	700,000	700,000
2033 notes(4)	2033	3.25%	700,000	700,000
2025 term loan(4)(7)	2025	5.60%	428,500	428,500
OP term loan(8)(9)	2025	5.52%	50,000	50,000
Deferred financing costs – net			(16,215)	(20,442)
Discount – net			(19,322)	(23,102)
Total senior notes and other unsecured borrowings – net			4,592,963	4,984,956

Total unsecured borrowings – net			4,592,963	5,005,353

Total secured and unsecured borrowings – net(10)(11)			$4,858,202	$5,067,316
(1)	Wholly owned subsidiaries of Omega OP are or were the obligors on these borrowings.
(2)	During the first quarter of 2024, the remaining nine HUD mortgages with outstanding principal of $41.6 million were paid off. The payoff also included a $1.3 million prepayment fee, which is included in loss on debt extinguishment on our Consolidated Statements of Operations.
(3)	Borrowing was the debt of the consolidated joint venture discussed in Note 8 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing was secured by two ALFs, which are owned by the joint venture. During the second quarter of 2024, Omega repaid this loan using available cash and proceeds from our $1.45 billion senior unsecured multicurrency revolving credit facility (“Revolving Credit Facility”).
(4)	Guaranteed by Omega OP.
(5)	As of September 30, 2024, there were no borrowings outstanding under Omega’s Revolving Credit Facility. The applicable interest rate on the USD tranche and on the GBP borrowings under the alternative currency tranche of the credit facility were 6.16% and 6.27%, respectively, as of September 30, 2024.
(6)	The Company repaid the $400 million of 4.95% senior notes on the April 1, 2024 maturity date using available cash and proceeds from our Revolving Credit Facility.
(7)	The weighted average interest rate of the $428.5 million 2025 term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 4.047%.
(8)	Omega OP is the obligor on this borrowing.
(9)	The weighted average interest rate of the $50 million OP term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 3.957%.
(10)	All borrowings are direct borrowings of Parent unless otherwise noted.
(11)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2024 and December 31, 2023, we were in compliance with all applicable covenants for our borrowings.

2026 Mortgage Loan

As discussed in Note 2 – Real Estate Assets, we assumed a £188.6 million mortgage loan (“2026 Mortgage Loan”) as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture. The 2026 Mortgage Loan matures in August 2026 but can be repaid without a prepayment penalty beginning November 2025. The 2026 Mortgage Loan bears interest at SONIA plus an applicable margin of 5.38%. As part of the transaction, we assumed four interest rate cap contracts that ensure the annual interest rate on the 2026 Mortgage Loan does not exceed 10.38%. The fair value adjustment on the 2026 Mortgage Loan was $20.7 million and is being amortized into interest expense over the remaining contractual term of the loan. The net premium of $19.7 million in the table above relates to the fair value adjustment on the 2026 Mortgage Loan. We incurred $4.9 million of deferred costs in connection with the assumption of the 2026 Mortgage Loan included in the table above.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of September 30, 2024, we have 12 interest rate swaps with $478.5 million in notional value and four interest rate caps with £190.0 million in notional value. The swaps and the majority of the caps are designated as cash flow hedges of the interest payments on three of Omega’s variable interest loans. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

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

As discussed in Note 2 – Real Estate Assets, we assumed four interest rate cap contracts as a part of our acquisition of the remaining 51% interest in the Cindat Joint Venture. The interest rate caps terminate on August 26, 2026. The interest rate cap contracts ensure that the annual interest rate on the 2026 Mortgage Loan does not exceed 10.38%.

The location and fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	September 30,	December 31,
	2024	2023

Cash flow hedges:	(in thousands)
Other assets	$332	$—
Accrued expenses and other liabilities	$9,376	$6,533

Net investment hedges:
Other assets	$—	$8,903
Accrued expenses and other liabilities	$5,942	$8

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

At September 30, 2024 and December 31, 2023, the net carrying amounts and fair values of our other financial instruments were as follows:

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$9,450	$9,450	$8,716	$8,716
Real estate loans receivable – net	1,323,469	1,332,393	1,212,162	1,258,838
Non-real estate loans receivable – net	335,717	345,379	275,615	279,710
Total	$1,668,636	$1,687,222	$1,496,493	$1,547,264
Liabilities:
Revolving credit facility	$—	$—	$20,397	$20,397
2026 mortgage loan	265,239	269,862	—	—
2024 term loan	—	—	20,085	19,750
2025 term loan	426,448	428,500	424,662	428,500
OP term loan	49,941	50,000	49,864	50,000
4.95% notes due 2024 – net	—	—	399,747	398,888
4.50% notes due 2025 – net	399,778	399,368	399,207	393,240
5.25% notes due 2026 – net	599,082	602,214	598,553	596,508
4.50% notes due 2027 – net	696,400	696,521	695,302	671,538
4.75% notes due 2028 – net	546,681	549,070	545,925	528,704
3.63% notes due 2029 – net	494,005	471,225	493,099	440,785
3.38% notes due 2031 – net	688,514	637,812	687,172	594,734
3.25% notes due 2033 – net	692,114	602,378	691,425	564,809
HUD mortgages – net	—	—	41,878	31,322
Total	$4,858,202	$4,706,950	$5,067,316	$4,739,175

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Real estate loans receivable: The fair value of the real estate loans receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving Credit Facility, OP term loan, 2024 term loan and 2025 term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs and discounts in the carrying value.

●	2026 mortgage loan: The 2026 mortgage loan was recorded at fair market value in July 2024, as of the date we assumed it as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture. The fair market value was determined by discounting the remaining contractual cash flows using a current market rate of interest of comparable debt instruments. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.
●	HUD mortgages: The fair value of our borrowings under HUD debt agreements was estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

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

In 2023, the Company and individual defendants reached an agreement in principle with each of the derivative plaintiffs to resolve these derivative actions, as reflected by written memoranda of understanding. The proposed settlements contemplated the Company’s adoption of certain non-monetary corporate governance enhancements and initiatives. In February 2024, formal stipulations of settlement incorporating the substantive terms of the memoranda of understanding and detailing the proposed settlements’ operational terms were submitted for court approval. The court overseeing the Swan Matter issued an order in May 2024 granting final approval to a proposed settlement reached with the plaintiffs in the Stourbridge Matter and the Swan Matter, which order became final and non-appealable as of June 20, 2024. The court overseeing the Wojcik Matter issued an order as of August 8, 2024 granting final approval to a proposed settlement reached with the plaintiff in the Wojcik Matter, which order became final and non-appealable as of September 9, 2024. The proposed settlements are without any admission of the allegations in the complaints, which the defendants deny.

While the Company believes that it was and is in compliance with all applicable laws, in the fourth quarter of 2023, the Company recorded a $2.8 million legal reserve related to the derivative actions which was included within accrued expenses and other liabilities on the Consolidated Balance Sheets. As the settlement amounts were to be paid by insurance, the Company concurrently recorded a receivable for $2.8 million within other assets on the Consolidated Balance Sheet, and consequently there was no impact to the Consolidated Statements of Operations related to these matters. In the second quarter of 2024, the Company’s insurers funded $2.8 million to an escrow account established for the purpose of paying the settlement amounts in accordance with the terms of the applicable settlement, and the Company reversed the previously recorded $2.8 million legal reserve within accrued expenses and other liabilities and the related $2.8 million receivable within other assets on the Consolidated Balance Sheets.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of September 30, 2024, our maximum funding commitment under these indemnification agreements was $13.5 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable if the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at September 30, 2024, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$244,466
Non-real estate loan commitments	47,722
Real estate loan commitments	40,948
Total remaining commitments (1)	$333,136
(1)	Includes finance costs.

During the third quarter of 2024, we amended the existing master lease with Brookdale Senior Living Inc. (“Brookdale”) to extend the maturity date from December 2027 to December 2037. As part of the amendment, we agreed to provide up to $80.0 million in funding for capital expenditures on the facilities subject to the master lease (included in the table above). The annual rent under the lease will not be adjusted for fundings of capital expenditures in the aggregate amount of up to $30.0 million of the $80.0 million commitment. With respect to the remaining $50.0 million of the $80.0 million commitment, the annual rent under the lease will increase by the amount of each capital expenditure multiplied by 9.5%.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders – basic	$111,762	$91,381	$292,985	$187,179
Add: net income attributable to OP Units	3,297	2,647	8,796	5,462
Net income available to common stockholders – diluted	$115,059	$94,028	$301,781	$192,641
Denominator:
Denominator for basic earnings per share	262,720	245,033	252,719	238,740
Effect of dilutive securities:
Common stock equivalents	5,088	3,825	4,476	2,701
Noncontrolling interest – Omega OP Units	7,749	7,097	7,590	6,974
Denominator for diluted earnings per share	275,557	255,955	264,785	248,415

Earnings per share – basic:
Net income available to common stockholders	$0.43	$0.37	$1.16	$0.78
Earnings per share – diluted:
Net income available to common stockholders	$0.42	$0.37	$1.14	$0.78

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$342,444	$554,705
Restricted cash	17,866	3,212
Cash, cash equivalents and restricted cash at end of period	$360,310	$557,917

Supplemental information:
Interest paid during the period, net of amounts capitalized	$179,369	$178,101
Taxes paid during the period	$2,775	$2,120

Non-cash investing activities:
Non-cash acquisition of real estate (see Note 2)	$(344,008)	$—
Non-cash investment in non-real estate loans receivable (see Note 2)	$(1,632)	$—

Non-cash financing activities:
Assumption of debt (see Note 2 and Note 15)	$263,990	$—
Change in fair value of hedges	$(9,534)	$4,242
Remeasurement of debt denominated in a foreign currency	$9,908	$283

NOTE 21 – SUBSEQUENT EVENTS

In October 2024, we funded $79.6 million in real estate loans to three operators. The loans have a weighted average interest rate of 10.8% and maturity dates ranging from October 2025 through September 2029.

In October 2024, we acquired three facilities in the U.K. for aggregate consideration of $39.7 million and leased them to an existing operator. The facility has a weighted average initial annual cash yield of 10.0% with annual escalators of 2.5%.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters, occupancy levels and quality of care, including management of infectious diseases;
(3)	the timing of our operators’ recovery from staffing shortages, increased costs and decreased occupancy arising from the COVID-19 pandemic, and the sufficiency of previous government support and current reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including recently issued federal minimum staffing requirements for skilled nursing facility (“SNFs”) that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”), including as the result of any policy changes driven by the current focus on capital providers to the healthcare industry;
(7)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and assisted living facility (“ALF”) markets or local real estate conditions;
(8)	the availability and cost of capital to us;
(9)	changes in our credit ratings and the ratings of our debt securities;
(10)	competition in the financing of healthcare facilities;
(11)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(12)	changes in the financial position of our operators;
(13)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(14)	changes in interest rates and the impact of inflation;
(15)	the timing, amount and yield of any additional investments;
(16)	our ability to maintain our status as a REIT; and
(17)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, other health crises or pandemics and governmental action, particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	Third Quarter of 2024 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of September 30, 2024, Parent owned 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned 3% of the outstanding Omega OP Units.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs, ALFs, and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of our long-term leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). Real estate loans consist of mortgage loans and other real estate loans that are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in, the related properties. In addition to our core investments, we make loans to operators and/or their principals. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as non-real estate loans. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

Outlook, Trends and Other Conditions

Our industry has begun to recover from the long-term impact of the COVID-19 pandemic, which significantly and adversely impacted SNFs and long-term care providers during the height of the pandemic due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve. While certain of our operators have experienced a level of recovery from pandemic-driven challenges such as occupancy declines, labor shortages, staffing expense increases, and other cost increases, certain of our other operators have not yet experienced returns to pre-pandemic levels and remain impacted by these factors post-pandemic. There continues to be uncertainty regarding the duration of these impacts for those operators, particularly given uncertainty as to whether reimbursement increases from the federal government, the states and the U.K. will be effective in offsetting these incremental costs and lost revenues. In addition, there remains uncertainty as to the impact of potential regulatory changes, including the ultimate scope and impact of recently issued U.S. federal minimum staffing rules for our industry, and the continued ability of our operators to manage infectious diseases in our facilities. See “Government Regulation and Reimbursement” for additional information.

As discussed further in “Collectibility Issues” below, in 2023 and the first nine months of 2024, we have had several operators that have failed to make contractual payments under their lease and loan agreements, and we have agreed to short-term payment deferrals, lease and portfolio restructurings and/or allowed several operators to apply security deposits or letters of credit to pay rent. While a number of our operators have begun to experience labor, cost and occupancy improvements since the pandemic, to the extent the ongoing cost and occupancy impacts on certain of our other operators do not recover or are not offset by continued government relief or reimbursement rates that are sufficient and timely, we anticipate that the operating results of these operators may be materially and adversely affected, and some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place. While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we remain cautious as some of the long-term impacts of the pandemic noted above may continue to have an impact on certain of our operators and their financial conditions.

In addition to the long-term impacts of the pandemic and regulatory requirements discussed above, our operators have been and are likely to continue to be adversely affected by inflation-related cost increases, which may exacerbate labor shortages and increase labor costs, among other impacts. We continue to monitor these impacts as well as the impacts of other regulatory changes, as discussed below, including any significant limits on the scope of services eligible for reimbursement and on reimbursement rates and fees, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

On February 21, 2024, Change Healthcare, a unit of UnitedHealth Group, was impacted by a cybersecurity incident involving its information technology systems that disrupted processing of claims, among other transaction services it provides. Certain of our operators that directly or indirectly utilize Change Healthcare’s services experienced reimbursement delays due to the incident. This incident and the resulting reimbursement delays affecting our operators may cause delays in the timing of our operators’ payments to us if not remedied timely. We are continuing to monitor the impact of the incident, but at this time we do not believe the incident is reasonably likely to materially impact the Company’s financial condition or results of operations.

Government Regulation and Reimbursement

The following information supplements and updates, and should be read in conjunction with, the information contained under the caption Item 1. Business – Government Regulation and Reimbursement in our Annual Report on Form 10-K for the year ended December 31, 2023.

The healthcare industry is heavily regulated. Our U.S.-based operators, which comprise the majority of our operators, are subject to extensive and complex federal, state and local healthcare laws and regulations; our U.K.-based operators are also subject to a variety of laws and regulations in their jurisdiction. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act in the United States, among others.

The COVID-19 public health emergency that was declared by the U.S. Department of Health and Human Services (“HHS”) in January 2020 and expired in May 2023 allowed HHS to provide temporary regulatory waivers and new reimbursement rules, such as a temporary increase in the Medicaid Federal Medical Assistance Percentage (the “FMAP”) and other rules designed to equip providers with flexibility to respond to the pandemic by suspending various Medicare patient coverage criteria and documentation and care. These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act discussed below, had a significant impact on the operations and financial condition of our operators. Following the expiration of the public health emergency, federal and state regulators generally have resumed enforcement of those regulations that were waived or otherwise not enforced during the public health emergency. While our industry has begun to recover from some of the long-term impacts of the pandemic, which included prolonged labor shortages, lower occupancy and expense increases, the extent of the recovery will depend on future developments, including the availability of labor, the ultimate scope, implementation timeline and impact of recently issued federal minimum staffing rules for SNFs, the sufficiency and timeliness of reimbursement rate setting in offsetting cost increases, and the continued efficacy of infection control measures and regulations, all of which are uncertain and difficult to predict and may continue to adversely impact our business, results of operations, financial condition and cash flows.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid in the United States. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses.

In addition to quality and value-based reimbursement reforms, the U.S. Centers for Medicare and Medicaid Services (“CMS”) has implemented a number of initiatives focused on the reporting of certain facility-specific quality of care indicators that could affect our operators, including publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under the CMS “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. These rating changes have impacted referrals to SNFs, and it is possible that changes to this system or other ranking systems could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters. SNFs are required to comply with new reporting requirements, effective as of January 16, 2024, relating to ownership by and affiliations with private equity firms and REITs, as well as provide information for inclusion on the CMS Nursing Home Care Compare website regarding staffing and quality measures. Any of these reporting requirements may impact occupancy at our properties and our business, results of operations, financial condition and cash flows.

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

Quality of Care and Staffing Initiatives.  In addition to pandemic-related reimbursement changes, several regulatory initiatives announced from 2020 to 2022 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In addition, the CMS Nursing Home Care Compare website and the Five Star Quality Rating System were updated to include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period).

Additionally, on April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at nursing homes, which CMS estimates exceed existing staffing standards in nearly all states. The final rule is being implemented on a staggered phase-in basis based on geographic location and will require nursing homes participating in Medicare and Medicaid to maintain a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 HPRD of direct registered nurse care and 2.45 HPRD of direct nurse aide care. Facilities would be permitted to use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse or nurse aide) to account for the additional 0.48 HPRD required to comply with the total nurse staffing standard. In addition, the final rule requires nursing homes to ensure a registered nurse is onsite 24 hours per day, seven days per week, although CMS indicated that a director of nursing role could fulfill such requirement. The final rule also provides possible hardship exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule was not accompanied by additional funding for our operators to offset the costs associated with meeting these increased staffing requirements in an industry that is already facing staffing shortages. Since CMS issued the final rule, multiple lawsuits have been filed in federal court to overturn the minimum staffing requirements on the basis that CMS exceeded its authority. The increased staffing requirements, if not overturned legislatively or by legal action, or if not accompanied by increased state reimbursement to offset the increased financial burden, may have a future adverse impact on the financial condition of many of our operators, which may be material, but which likely would not be experienced until closer to the point of delayed implementation, which ranges from within 90 days of the final rule publication and five years of the final rule publication, depending on the geographic location.

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

The risk of insufficient Medicaid reimbursement rates, along with possible initiatives to push residents historically cared for in SNFs to alternative settings, labor shortages in certain areas and limited regulatory support in certain states, may impact us more acutely in states where we have a larger presence. While state reimbursement rates have generally improved over the last several years, reimbursement support is not consistent across states, and it is difficult to assess whether the level of reimbursement support has or will continue to adequately keep pace with increased operator costs. We continue to monitor rate adjustment activity, particularly in states in which we have a meaningful presence.

Medicare.  On July 31, 2024, CMS issued a final rule regarding the government fiscal year 2025 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $1.4 billion, or 4.2%, for fiscal year 2025 compared to fiscal year 2024. This estimated reimbursement increase is attributable to a 4.2% net market basket update to the payment rates, which is based on a 3.0% SNF market basket increase plus a 1.7% market basket forecast error adjustment and less a 0.5% productivity adjustment. In addition to the payment rate update, CMS stated that it has rebased and revised the SNF market basket to reflect a 2022 base year. The annual update is reduced by 2% for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $196.5 million in fiscal year 2025. While Medicare reimbursement rate setting, which takes effect annually each October, has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current expense levels remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by other factors, including any adjustments related to the impact of various payment models, such as those described below.

Payments to providers continue to be increasingly tied to quality and efficiency. The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. CMS has stated that it intended PDPM to be revenue-neutral to operators, with future Medicare reimbursement reductions possible if that was not the case. In August 2022, CMS issued a final rule providing that, to obtain revenue neutrality, it would utilize a PDPM parity adjustment factor of 4.6% for Medicare payment rates, with a two-year phase-in period that would reduce SNF spending by 2.3%, or approximately $780 million, in each of fiscal years 2023 and 2024. Our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to the PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some of our  operators and could adversely impact the ability of our operators to meet their obligations to us.

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

Other Regulation:

Office of the Inspector General Activities.  The Office of Inspector General (“OIG”) of HHS has provided long-standing guidance for SNFs regarding compliance with federal fraud and abuse laws. More recently, the OIG has conducted increased oversight activities and issued additional guidance regarding its findings related to identified problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes and SNFs. The OIG also reviewed the staffing levels reported by SNFs as part of its August 2018 and February 2019 Work Plan updates and included a review of involuntary transfers and discharges from nursing homes in the June 2019 Work Plan updates. In August 2020, the OIG released its findings regarding its review of staffing levels in SNFs from 2018. The OIG recommended that CMS enhance efforts to ensure nursing homes meet daily staffing requirements and explore ways to provide consumers with additional information on nursing homes’ daily staffing levels and variability. The OIG indicated that while the review was initiated before the pandemic emerged, the pandemic reinforces the importance of sufficient staffing for nursing homes, as inadequate staffing can make it more difficult for nursing homes to respond to infectious disease outbreaks. It is unknown what impact, if any, enhanced scrutiny of staffing levels by OIG and CMS will have on our operators.

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

Third Quarter of 2024 and Recent Highlights

Investments

●	During the three and nine months ended September 30, 2024, we acquired 66 facilities and 102 facilities for aggregate consideration of $445.7 million and $561.8 million, respectively. Of these 66 facilities acquired during the three months ended September 30, 2024, 63 facilities relate to our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024 (see Note 2 – Real Estate Assets for additional information). The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 9.5% and 11.5%.
●	We invested $25.4 million and $81.6 million under our construction in progress and capital improvement programs during the three and nine months ended September 30, 2024, respectively.
●	During the three and nine months ended September 30, 2024, we financed $54.9 million and $209.0 million, respectively, of real estate loans originated during 2024 with a weighted average interest rate of 10.2%. We also advanced $0.4 million and $3.8 million under existing real estate loans during the three and nine months ended September 30, 2024, respectively.

Dispositions and Impairments

●	During the three and nine months ended September 30, 2024, we sold six facilities (four ALFs and two SNFs) and 15 facilities (11 SNFs and four ALFs) for $23.9 million and $68.8 million in net cash proceeds, respectively, recognizing a net loss of $0.2 million and a net gain of $11.3 million, respectively.

●	During the three and nine months ended September 30, 2024, we recorded impairments on five and 12 facilities of $8.6 million and $22.1 million, respectively. Of the $22.1 million, $13.0 million related to eight held for use facilities (of which $7.2 million related to four closed facilities) for which the carrying value exceeded the fair value, and $9.1 million related to four facilities that were classified as held for sale for which the carrying values exceeded the estimated fair value less costs to sell.

Financing Activities

●	During the third quarter of 2024, we terminated our 2021 $1.0 billion At-The-Market Offering Program (the “2021 ATM Program”) and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.25 billion (the “2024 ATM Program,” and together with the 2021 ATM Program, the “ATM Programs”) may be sold from time to time.
●	During the three and nine months ended September 30, 2024, we sold 14.2 million and 22.9 million shares of common stock under our ATM Programs and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $530.2 million and $808.3 million, respectively.

Other Highlights

●	During the three and nine months ended September 30, 2024, we financed $23.5 million and $33.9 million, respectively, of non-real estate loans that were originated during 2024 with a weighted average interest rate of 9.9%. We also advanced $0.4 million and $14.1 million under existing non-real estate loans during the three and nine months ended September 30, 2024, respectively. We received principal repayments of $37.4 million and $90.2 million on non-real estate loans during the three months and nine months ended September 30, 2024, respectively.
●	As of June 30, 2024, we held a 49% interest in the Cindat Joint Venture, an unconsolidated joint venture that owns 63 facilities in the U.K., which we accounted for using the equity method of accounting. In July 2024, we acquired the remaining 51% interest in the Cindat Joint Venture for (i) $98.9 million of cash consideration including direct transaction costs, (ii) the assumption of a £188.6 million mortgage loan with an estimated fair value of $264.0 million and (iii) deferred contingent consideration with an estimated fair value of $2.0 million. The deferred contingent consideration payment, which will be between zero and $3.0 million, becomes payable to the sellers in December 2024 if certain contingencies are satisfied. As part of the acquisition, we assumed a £188.6 million mortgage loan that matures in August 2026 but can be repaid without a prepayment penalty beginning November 2025. The mortgage loan bears interest at SONIA plus an applicable margin of 5.38%. As part of the transaction, we assumed four interest rate cap contracts that ensure the annual interest rate does not exceed 10.38%.

Collectibility Issues

●	During the nine months ended September 30, 2024, we entered into a lease with a new operator as part of the transition of facilities from another operator. As we had no previous relationship with this new operator, and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operator on a cash basis of revenue recognition. We also did not have any straight-line receivable write-offs through rental income as a result of placing operators on a cash basis during the three months and nine months ended September 30, 2024. As of September 30, 2024, 18 operators are on a cash basis. These operators represent an aggregate 18.6% of our total revenues for the nine months ended September 30, 2024.

●	During the third quarter of 2024, Maplewood Senior Living (along with affiliates, “Maplewood”) continued to short-pay the contractual rent amount due under its lease agreement, paying $12.1 million of contractual rent, a short pay of $5.2 million of the $17.3 million due under its lease agreement. In addition, Maplewood did not pay the $0.8 million of contractual interest due under its loan agreement during the third quarter of 2024. As Maplewood is on a cash basis of revenue recognition, we have recorded $12.1 million and $35.2 million of revenue related to Maplewood for the three and nine months ended September 30, 2024, respectively, for the contractual rent payments that we received. In view of Maplewood liquidity concerns, Omega and Maplewood entered into a comprehensive restructuring of Maplewood’s lease and loan agreements on January 31, 2023. Shortly after the restructuring was completed, on March 31, 2023, Greg Smith, the principal and chief executive officer of Maplewood, passed away. As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, in May 2024, Omega sent a demand letter to Maplewood notifying it of multiple events of default under its lease, loan, and related agreements with Omega, including Mr. Smith’s guaranty, including failure to pay full contractual rent and interest for periods in 2023 and 2024. Omega exercised its contractual rights in connection with these defaults and demanded immediate repayment of past due contractual rent and replenishment of the security deposit, and accelerated all principal and accrued interest due under the revolving credit facility. On July 31, 2024, we entered into a settlement agreement (the “Settlement Agreement”) with the Greg Smith estate (the “Estate”) and submitted it to the probate court for approval. The Settlement Agreement, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the key members of the existing Maplewood management team (the “Key Principals”) or their designee(s), with the Estate remaining liable under Mr. Smith’s guaranty until the transition is complete or one year from the court’s approval date, if earlier, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. In the proposed transition, the Key Principals would become the new majority equity holders in the Maplewood entities, which would maintain the Maplewood lease agreement and secured revolving credit facility provided by Omega. On August 26, 2024, the probate court approved the Settlement Agreement, and in October 2024, following the probate court’s final and non-appealable order approving the Settlement Agreement, we requested and were granted a dismissal without prejudice of our lawsuit against, among others, the Estate. We are still awaiting regulatory approvals related to licensure of the operating assets before the transition will be completed. There is no certainty that the regulatory approvals will be received or that this transition will be completed as intended, on a timely basis, or at all. If the proposed transition plan is not completed, we may incur a substantial loss on the revolving loan with Maplewood up to the amortized cost basis of the loan. As of September 30, 2024, the amortized cost basis of this loan was $263.6 million, which represents 18.9% of the total amortized cost basis of all of Omega’s real estate loan receivables. See Note 5 – Real Estate Loans Receivable. In October 2024, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $1.9 million.
●	In June 2024, LaVie Care Centers, LLC (“LaVie”) commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division (the “Bankruptcy Court”). LaVie will continue to operate, as a debtor-in-possession, the 30 facilities subject to a master lease agreement with Omega, unless and until LaVie’s leasehold interest under the master lease agreement is rejected or assumed and assigned. As described in LaVie’s filings with the Bankruptcy Court, we committed to provide, along with another lender, $10 million of a $20 million junior secured debtor-in-possession (“DIP”) financing to LaVie. Omega recognized an aggregate $7.8 million provision for credit losses in the second quarter of 2024 on LaVie’s $25.0 million secured term loan and DIP financing loan as a result of insufficient collateral supporting the loans. Prior to its bankruptcy filing, LaVie paid Omega $1.5 million in April 2024 and $1.5 million in May 2024. The April 2024 and May 2024 payments were short of full contractual rent by $1.7 million and $1.5 million, respectively. Following the bankruptcy filing, LaVie paid contractual rent of $2.9 million in June 2024, which reflects full contractual rent prorated for the period after LaVie entered bankruptcy and a $0.1 million short pay for the several days prior to the filing. In the third quarter of 2024, LaVie resumed making full contractual rent payments of $9.2 million due under its lease agreement. As LaVie is on a cash basis of revenue recognition for lease purposes, only the $9.2 million and $19.5 million of contractual rent payments that we received from LaVie were recorded as rental income during the three and nine months ended September 30, 2024, respectively. In October 2024, LaVie paid full contractual rent of $3.0 million due under its lease agreement.

●	In April 2024, we transitioned the remaining six facilities previously included in Guardian Healthcare’s master lease to a new operator for minimum initial contractual rent of $5.5 million per annum with the potential to increase contractual rent dependent on revenue received by the operator. We recorded rental income of $2.9 million and $5.8 million, respectively, related to the lease with the new operator during the three and nine months ended September 30, 2024.
●	Following Omega and Agemo Holdings, LLC (“Agemo”) entering into a restructuring agreement during the first quarter of 2023, Agemo resumed making contractual rent and interest payments during the second quarter of 2023 and continued to make the required contractual rent and interest payments throughout the remainder of 2023 and the third quarter of 2024. Agemo is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $6.0 million and $17.9 million, respectively, for the three and nine months ended September 30, 2024 for the contractual rent payments that were received. Additionally, as Agemo’s loans are on non-accrual status and are being accounted for under the cost recovery method, the $1.2 million and $3.6 million, respectively, of interest payments that we received during the three and nine months ended September 30, 2024 were applied directly against the principal balance outstanding.

Dividends

●	On October 25, 2024, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on November 15, 2024 to stockholders of record as of the close of business on November 4, 2024.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)
Revenues:
Rental income	$231,485	$210,202	$21,283	$652,721	$618,888	$33,833
Interest income	39,941	30,623	9,318	113,819	88,275	25,544
Miscellaneous income	4,602	1,207	3,395	5,532	3,258	2,274
Expenses:
Depreciation and amortization	77,245	80,798	(3,553)	226,036	244,008	(17,972)
General and administrative	21,758	20,287	1,471	65,438	62,971	2,467
Real estate taxes	3,569	3,892	(323)	11,117	11,814	(697)
Acquisition, merger and transition related costs	6,437	121	6,316	10,820	1,183	9,637
Impairment on real estate properties	8,620	27,890	(19,270)	22,094	87,992	(65,898)
(Recovery) provision for credit losses	(9,061)	2,733	(11,794)	(14,763)	11,643	(26,406)
Interest expense	54,690	58,778	(4,088)	166,476	176,100	(9,624)
Other income (expense):
Other (expense) income – net	(1,044)	5,402	(6,446)	7,595	9,151	(1,556)
Loss on debt extinguishment	(137)	—	(137)	(1,633)	(6)	(1,627)
(Loss) gain on assets sold – net	(238)	44,076	(44,314)	11,282	69,956	(58,674)
Income tax expense	(3,316)	(1,758)	(1,558)	(7,877)	(2,092)	(5,785)
Income (loss) from unconsolidated joint ventures	6,879	(1,345)	8,224	7,118	555	6,563

Three Months Ended September 30, 2024 and 2023

Revenues

  The following is a description of certain of the changes in revenues for the three months ended September 30, 2024 compared to the same period in 2023:

●	The increase in rental income was primarily the result of (i) an $18.3 million increase related to facility acquisitions made throughout 2023 and 2024, lease extensions and other rent escalations, (ii) a $6.1 million increase as a result of fewer straight-line rent receivable write-offs in the third quarter of 2024 compared to the same period in 2023 and (iii) a $0.7 million net increase related to impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators. The increase was partially offset by a $3.7 million net decrease in rental income from cash basis operators, primarily related to Maplewood, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators.
●	The increase in interest income was primarily due to a $9.2 million increase related to new loans and additional fundings on existing loans made throughout 2023 and 2024. As noted above, during the three months ended September 30, 2024, we funded $55.3 million in new or existing real estate loans and $23.9 million in new or existing non-real estate loans.
●	The increase in miscellaneous income primarily relates to a $3.0 million non-refundable deposit related to the potential sale of certain facilities that was recognized as income during the third quarter of 2024 when the sale was terminated.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended September 30, 2024 compared to the same period in 2023:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.
●	The increase in general and administrative (“G&A”) expense primarily relates to (i) a $0.7 million increase in payroll and benefits and (ii) a $0.6 million increase in professional service costs.
●	The increase in acquisition, merger and transition related costs primarily relates to costs incurred related to (i) transition costs following our acquisition of the remaining 51% interest in the Cindat Joint Venture and (ii) the transition of facilities with troubled operators.
●	The 2024 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the fair value less costs to sell and three held for use facilities (one of which was closed) for which the carrying value exceeded the fair value. The 2023 impairments were recognized in connection with 19 held for use facilities for which the carrying value exceeded the fair value. The 2024 and 2023 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in provision for credit losses primarily relates to (i) a decrease in the general reserve recorded primarily resulting from decreases in loss rates utilized in the estimate of expected credit losses for loans and (ii) a net decrease in aggregate specific provisions recorded during the third quarter of 2024 compared to same period in 2023.

●	The decrease in interest expense primarily relates to (i) the repayment of $400 million of 4.95% senior notes in April 2024, (ii) the repayment of $350 million of 4.375% senior notes in August 2023 and (iii) the payoff of all remaining HUD mortgages in the first quarter of 2024. The overall decrease was partially offset by increases due to (i) the issuance of a $428.5 million term loan in the third quarter of 2023 and (ii) the assumption of the £188.6 million mortgage loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024.

Other Income (Expense)

The decrease in total other income (expense) was primarily due to (i) a $6.4 million decrease in other (expense) income – net primarily related to realized fair value losses on financial instruments and decreased interest income on short-term investments due to lower invested cash in the third quarter of 2024 compared to the same period in 2023 and (ii) a $44.3 million decrease in gain on assets sold related to the sale of six facilities in the third quarter of 2024 compared to the sale of 25 facilities during the same period in 2023.

Income Tax Expense

The increase in income tax expense was primarily due to an increase in taxable income in the U.K. as a result of acquisitions in 2023 and 2024, including our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024.

Income (loss) from unconsolidated joint ventures

The increase in income (loss) from unconsolidated joint ventures was primarily related to one unconsolidated joint venture, OMG Senior Housing, LLC., which sold one facility during the third quarter of 2024 for a gain.

Nine Months Ended September 30, 2024 and 2023

Revenues

  The following is a description of certain of the changes in revenues for the nine months ended September 30, 2024 compared to the same period in 2023:

●	The increase in rental income was primarily the result of (i) a $37.1 million increase related to facility acquisitions made throughout 2023 and 2024, lease extensions and other rent escalations, (ii) an increase related to a $12.5 million option termination fee payment to Maplewood that was recorded as a reduction to rental income in the first quarter of 2023, (iii) a $7.0 million increase as a result of fewer straight-line rent receivable write-offs in the third quarter of 2024 compared to the same period in 2023 and (iv) a $0.4 million net increase related to the impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators. The increase was partially offset by a $23.3 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators.
●	The increase in interest income was primarily due to a $27.7 million increase related to new loans and additional fundings on existing loans made throughout 2023 and 2024, partially offset by (i) a $1.6 million decrease related to principal payments on our loans during 2023 and 2024 and (ii) a $0.9 million net decrease related to loans on non-accrual status, primarily the Maplewood loan, in which we have recognized less interest income period over period as a result of receiving lower cash payments or the loans converting to payment-in-kind interest and being placed on non-accrual status. As noted above, during the nine months ended September 30, 2024, we funded $212.8 million in new or existing real estate loans and $48.0 million in new or existing non-real estate loans.

Expenses

The following is a description of certain of the changes in our expenses for the nine months ended September 30, 2024 compared to the same period in 2023:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.
●	The increase in general and administrative (“G&A”) expense primarily relates to (i) a $2.9 million increase in payroll and benefits and (ii) a $1.2 million increase in stock-based compensation expense, partially offset by a $0.9 million decrease in professional service costs.
●	The increase in acquisition, merger and transition related costs primarily relates to costs incurred related to (i) transition costs following our acquisition of the remaining 51% interest in the Cindat Joint Venture and (ii) the transition of facilities with troubled operators.
●	The 2024 impairments were recognized in connection with four facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and eight held for use facilities (four of which were closed) for which the carrying value exceeded the fair value. The 2023 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and 23 held for use facilities (three of which were closed) for which the carrying value exceeded the fair value. The 2024 and 2023 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in provision for credit losses primarily relates to a decrease in the general reserve recorded primarily resulting from decreases in loss rates utilized in the estimate of expected credit losses for loans. The overall decrease was partially offset by (i) an adjustment to the internal risk rating for the Maplewood loan (see Note 5 – Real Estate Loans Receivable) in the first quarter of 2024 and (ii) a net increase in aggregate specific provisions recorded during the third quarter of 2024 compared to same period in 2023.
●	The decrease in interest expense primarily relates to (i) the repayment of $350 million of 4.375% senior notes in August 2023, (ii) the repayment of $400 million of 4.95% senior notes in April 2024 and (iii) the payoff of all remaining HUD mortgages in the first quarter of 2024. The overall decrease was partially offset by increases due to (i) the issuance of a $428.5 million term loan in the third quarter of 2023, (ii) the assumption of the £188.6 million mortgage loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024 and (iii) increased borrowings on our Revolving Credit Facility during 2024.

Other Income (Expense)

The decrease in total other income (expense) was primarily due to (i) a $58.7 million decrease in gain on assets sold related to the sale of 15 facilities in 2024 compared to the sale of 37 facilities during the same period in 2023, and (ii) a $1.6 million increase in loss on debt extinguishment primarily related to the early repayment of nine HUD mortgages during the first quarter of 2024.

Income Tax Expense

The increase in income tax expense was primarily due to (i) adjustments made to our deferred tax assets and liabilities in the first quarter of 2023 as a result of the majority of our U.K. portfolio entering into the U.K. REIT regime effective April 1, 2023 and (ii) an increase in taxable income in the U.K. as a result of acquisitions in 2023 and 2024 including our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024.

Income (loss) from unconsolidated joint ventures

The increase in income (loss) from unconsolidated joint ventures was primarily related to one unconsolidated joint venture, OMG Senior Housing, LLC., which sold one facility during the third quarter of 2024 for a gain.

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

The following table presents our Nareit FFO results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net income (1)	$114,914	$93,908	$301,339	$192,274
Add back loss (deduct gain) from real estate dispositions	238	(44,076)	(11,282)	(69,956)
Deduct gain from real estate dispositions - unconsolidated joint ventures	(6,260)	—	(6,260)	—
	108,892	49,832	283,797	122,318
Elimination of non-cash items included in net income:
Depreciation and amortization	77,245	80,798	226,036	244,008
Depreciation – unconsolidated joint ventures	1,317	2,514	6,384	7,941
Add back provision for impairments on real estate properties	8,620	27,890	22,094	87,992
Nareit FFO	$196,074	$161,034	$538,311	$462,259
(1)	The three and nine months ended September 30, 2024 include the application of $1.1 million and $1.7 million, respectively, of security deposits (letter of credit and cash deposits) in revenue. The three and nine months ended September 30, 2023 include the application of $5.9 million and $11.4 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest receipts, existing availability under our Revolving Credit Facility, proceeds from our DRCSPP and the 2024 ATM Program, facility sales, the issuance of additional debt, including unsecured notes and term loans, and proceeds from real estate loan and non-real estate loan payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends and distributions to noncontrolling interest members, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), real estate loan and non-real estate loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At September 30, 2024, we had total assets of $9.6 billion, total equity of $4.4 billion and total debt of $4.9 billion in our consolidated financial statements, with such debt representing 52.6% of total capitalization.

Debt

At September 30, 2024 and December 31, 2023, the weighted average annual interest rate of our debt was 4.6% and 4.4%, respectively. Additionally, as of September 30, 2024, 94.9% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated as cash flow hedges. Our high percentage of fixed interest debt has kept our interest expense relatively flat year over year despite fluctuations in interest rates. As of September 30, 2024, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our Revolving Credit Facility, OP term loan and 2025 term loan.

As discussed above, as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024, we assumed a £188.6 million mortgage loan that matures in August 2026 but can be repaid without a prepayment penalty beginning November 2025. The mortgage loan bears interest at SONIA plus an applicable margin of 5.38%. As part of the transaction, we assumed four interest rate cap contracts that ensure the annual interest rate does not exceed 10.38%.

As of September 30, 2024, we had $342.4 million of cash and cash equivalents on our Consolidated Balance Sheets. Our next senior note maturity is the $400 million of 4.50% senior notes due January 2025. As of September 30, 2024, we had $1.2 billion of potential common share issuances remaining under the 2024 ATM Program and $1.45 billion of availability under our Revolving Credit Facility. This combination of liquidity sources, along with cash from operating activities, provides us with the ability to repay the senior notes due in January 2025.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2024 and December 31, 2023, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued $4.2 billion aggregate principal of senior notes outstanding at September 30, 2024 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of September 30, 2024, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At September 30, 2024, we had 268.2 million shares of common stock outstanding, and our shares had a market value of $10.9 billion. The following is a summary of activity under our equity programs during the three and nine months ended September 30, 2024:

●	We issued 11.6 million and 19.9 million shares of common stock under our ATM Programs for aggregate gross proceeds of $439.7 million and $703.9 million during the three and nine months ended September 30, 2024, respectively. We did not utilize the forward provisions under the ATM Programs. We have $1.2 billion of potential common share issuances remaining under the 2024 ATM Program as of September 30, 2024.
●	We issued 2.6 million and 3.0 million shares of common stock under the DRCSPP during the three and nine months ended September 30, 2024, respectively. Aggregate gross proceeds from these sales were $90.5 million and $104.4 million during the three and nine months ended September 30, 2024, respectively.
●	We did not repurchase any shares of our outstanding common stock under the $500 Million Stock Repurchase Program. We have $357.8 million remaining authorized for repurchases under the $500 Million Stock Repurchase Program as of September 30, 2024.

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

For the nine months ended September 30, 2024, we paid dividends of $504.0 million to our common stockholders. On February 15, 2024, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 5, 2024. On May 15, 2024, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on April 30, 2024. On August 15, 2024, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on August 5, 2024.

Material Cash Requirements

Other than the debt service requirements associated with the assumption of a £188.6 million mortgage loan related to our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024, during the nine months ended September 30, 2024, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of September 30, 2024, we had $244.5 million of commitments to fund the construction of new facilities, capital improvements and other commitments under lease agreements. Additionally, we have commitments to fund $40.9 million of advancements under existing real estate loans and $47.7 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

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

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $360.3 million as of September 30, 2024, a decrease of $84.4 million as compared to the balance at December 31, 2023. The following is a summary of our sources and uses of cash flows for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$520,462	$452,756	$67,706
Investing activities	(389,430)	(112,094)	(277,336)
Financing activities	(217,090)	(83,521)	(133,569)

The following is a discussion of changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Operating Activities – The increase in net cash provided by operating activities is driven primarily by an increase of $40.8 million of net income, net of $68.3 million of non-cash items, primarily due to a year over year increase in rental income and interest income as discussed in our material changes analysis under Results of Operations above. The $27.0 million change in the net movements of the operating assets and liabilities also contributed to the overall increase in cash provided by operating activities.

Investing Activities – The increase in cash used in investing activities primarily related to (i) a $192.5 million decrease in proceeds from the sales of real estate investments, (ii) a $52.7 million increase in loan placements, net of repayments due to new loans advanced in 2024 and significant paydowns on loans during the second quarter of 2023, (iii) a $29.2 million increase in capital improvements to real estate investments and construction in progress primarily as a result of the on-going construction of an ALF in Washington D.C., (iv) an $18.6 million increase in real estate acquisitions, including our acquisition of the remaining 51% interest in the Cindat Joint Venture, and (v) a $4.4 million decrease in receipts from insurance proceeds, partially offset by (i) an $11.8 million decrease in investments in unconsolidated joint ventures and (ii) an $8.4 million increase in proceeds from net investment hedges related to the termination of two foreign currency forward contracts during the first quarter of 2024.

Financing Activities – The increase in cash used in financing activities primarily related to (i) a $484.8 million increase in repayments on long-term borrowings, net of proceeds, primarily due to the repayment of $400 million of 4.95% senior notes in April 2024, (ii) a $92.6 million decrease in proceeds from derivative instruments as a result of the termination of our forward starting swaps in the second quarter of 2023, (iii) a $24.7 million increase in dividends paid primarily related to share issuances during 2023 and 2024, (iv) a $3.6 million increase in payment of financing related costs related to costs incurred in connection with the assumption of the £188.6 million mortgage loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture and the early repayment of nine HUD mortgages during the first quarter of 2024 and (v) a $2.2 million increase in distributions to Omega OP Unit holders, partially offset by a $473.5 million increase in net proceeds from issuance of common stock as a result of increased volume under our ATM Programs and DRCSPP.

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

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. During the nine months ended September 30, 2024, we incurred interest expense of $8.6 million related to variable rate borrowings outstanding under our Revolving Credit Facility, one term loan and the 2026 Mortgage Loan, after considering the impact of interest rate swaps. Assuming no changes in outstanding balances, and inclusive of the impact of interest rate swaps and interest rate caps designated as cash flow hedges noted below, a hypothetical 1% increase in interest rates would result in a $0.6 million increase in our annual interest expense. A hypothetical 1% decrease in interest rates would result in a $1.0 million decrease in our annual interest expense. As of September 30, 2024, only our Revolving Credit Facility and 2026 Mortgage Loan have variable rate borrowings, when considering the impact of interest rate swaps that are designated as cash flow hedges for the 2025 Term Loan and the OP Term Loan. As of September 30, 2024, the interest rate on the 2026 Mortgage Loan was variable as SONIA did not exceed the cap rate.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at September 30, 2024 was approximately $4.0 billion, which includes our senior notes and outstanding HUD mortgage loans. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of long-term fixed-rate borrowings by approximately $148.0 million at September 30, 2024. A hypothetical 1% decrease in interest rates would result in an increase in the fair value of long-term fixed-rate borrowings by approximately $157.2 million at September 30, 2024.

At September 30, 2024, we have $478.5 million of interest rate swaps outstanding and £190.0 million of interest rate caps outstanding that are recorded at fair value in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets. The interest rate swaps and interest rate caps hedge the interest rate risk associated with interest payments on the 2025 Term Loan, the OP Term Loan and the 2026 Mortgage Loan.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the nine months ended September 30, 2024, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $2.1 million.

To hedge a portion of our net investments in the U.K., at September 30, 2024, we have 11 foreign currency forward contracts with notional amounts totaling £258.0 million that mature between 2027 and 2031.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective at a reasonable assurance level as of September 30, 2024.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, the Company completed the implementation of a new general ledger and reporting system. As a result of the system implementation, in the third quarter of 2024, certain internal controls over financial reporting were automated, modified or implemented to address the new control environment and processes associated with the new general ledger and reporting system. Management conducted testing and validation of the new system’s functionality and implemented additional controls to mitigate potential risks associated with our new system.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended September 30, 2024, we did not issue any shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

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

During the third quarter of 2024, we did not repurchase any shares of our outstanding common stock.

Item 5 – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the third quarter of 2024.

Item 6–Exhibits

Exhibit No.
10.1

At-the Market Equity Offering Sales Agreement, dated September 6, 2024, among the Company, the Sales Agents, the Forward Sellers and the Forward Purchasers (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed September 6, 2024).

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
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: October 31, 2024	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: October 31, 2024	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer