Form 10-K
period 2024-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2025-02-13
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the common stock Omega Healthcare Investors, Inc. held by non-affiliates was $8,700,286,277 as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $34.25 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 7, 2025, there were on the 281,837 thousand shares of Omega Healthcare Investors, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024, are incorporated by reference in Part III herein.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to this Annual Report on Form 10-K;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters, occupancy levels and quality of care, including the management of infectious diseases;
(3)	the timing of our operators’ recovery from staffing shortages, increased costs and decreased occupancy resulting from inflation and the long-term impacts of the COVID-19 pandemic and the sufficiency of previous government support and current reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including recently issued federal minimum staffing requirements for skilled nursing facilities (“SNFs”) that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”), including as the result of any policy changes driven by the current focus on capital providers to the healthcare industry;
(7)	our ability to re-lease, otherwise transition, or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and assisted living facility (“ALF”) markets or local real estate conditions;
(8)	the availability and cost of capital to us;
(9)	changes in our credit ratings and the ratings of our debt securities;
(10)	competition in the financing of healthcare facilities;
(11)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(12)	changes in the financial position of our operators;
(13)	the effect of economic, regulatory and market conditions generally and, particularly, in the healthcare industry and in jurisdictions where we conduct business, including the U.K.;
(14)	changes in interest rates and the impact of inflation;
(15)	the timing, amount and yield of any additional investments;
(16)	our ability to maintain our status as a REIT; and
(17)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, health crises or pandemics, cyber threats and governmental action, particularly in the healthcare industry.

PART I

Item 1 – Business

Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”), which investments comprise our one reportable segment. Omega became a publicly traded company listed on the New York Stock Exchange in 1992. Our primary objective is to provide strong returns to our investors, while serving as the preferred capital partner to our third-party healthcare operating companies and affiliates (collectively, our “operators”) and other third-party high quality healthcare operators so they can concentrate on providing a high level of care for their resident-patients.

Parent, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). As of December 31, 2024, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

●	Skilled nursing facilities – SNFs provide services that include daily nursing, therapeutic rehabilitation, social services, activities, housekeeping, nutrition, medication management and administrative services for individuals requiring certain assistance for activities in daily living.
●	Assisted living facilities – ALFs provide services that include assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services usually include daily housekeeping, laundry, medical reminders and assistance with the activities of daily living, such as eating, dressing and bathing.
●	Independent living facilities – ILFs are age-restricted multi-family properties with central dining facilities that provide services that include security, housekeeping, activities, nutrition and limited laundry services.
●	Specialty facilities – Specialty facilities consist of specialty hospitals, long-term acute care hospitals, inpatient rehabilitation facilities, behavioral health substance facilities, behavioral health psychiatric facility and traumatic brain injury facilities.
●	Medical office buildings – MOBs are facilities designed specifically for healthcare providers such as physicians, dentists and other clinicians.

Investment Strategy & Types

We maintain a portfolio of long-term healthcare facilities, mortgages and other real estate loans on healthcare facilities located in the U.S. and the U.K. Our investments are generally geographically diverse and operated by a diverse group of operators that we believe meet our standards for quality and experience of management and creditworthiness. Our criteria for evaluating potential investments include but are not limited to:

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

We prefer to invest in fee simple ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures, such as mortgages, other real estate loans and investments in joint ventures. While the market for long-term care real estate acquisitions in the U.S. remained competitive in 2024, we continued to seek and identify selective investments that are accretive to our portfolio. In addition to our U.S.-based investments, we expect to continue to pursue investments in alternative jurisdictions such as the U.K. As part of our continuous evaluation of our portfolio and in connection with certain operator workout transactions, we may opportunistically sell assets, or portfolios of assets, from time to time. In addition, as the long-term care industry evolves and adapts to new protocols, we have made and may continue to make select ancillary investments, including equity investments, in companies that enhance the technology and infrastructure of long-term care providers and our operators.

We typically seek substantial liquidity deposits, covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate and/or personal guarantees for our investments when appropriate.

The following summarizes our primary investment structures. The average annualized yields described below reflect obligations under existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of December 31, 2024, set forth below, are not necessarily indicative of future yields, which may be lower.

Real Estate Assets & Leases

Our real estate assets are primarily comprised of land, buildings and improvements and any furniture and equipment contained within our facilities. Substantially all of our leases are triple-net operating leases and require the operator to pay rent and all additional charges incurred in the operation of the leased facility. Additionally, our triple-net leases generally require our operators to fund a minimum amount of capital expenditures. At December 31, 2024, we had one direct financing lease. Our triple-net operating leases typically range from 5 to 15 years, plus renewal options. Our leases generally provide for minimum annual rents that are subject to annual escalators. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. At December 31, 2024, our average annualized yield from operating leases was approximately 10.0%. At December 31, 2024, approximately 85.4% of our operating leases have lease terms expiring after 2029. The majority of our leased real estate properties are leased under provisions of master lease agreements that govern more than one facility, and to a lesser extent, we lease facilities under single facility leases. Under our master leases, our operators are required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Certain of our leases also contain operator purchase options or landlord put options.

We direct a significant amount of our capital back into existing assets, which we believe sets the stage for our long-term strategic success. Some of our leases provide our operators with advances for the construction of facilities or capital expenditures for strategic facility enhancements. Typically, these advances require the operator to pay a fixed percentage of the advances funded as capital expenditure rent under the lease. Construction and upgrades made under these lease clauses are capitalized within our real estate assets. Certain interest costs associated with funds used for the construction of facilities owned by us are capitalized. The amount capitalized into our real estate assets is based upon the amount advanced during the construction period using an interest rate that approximates our cost of financing. Interest expense is reduced by the amount capitalized. As of December 31, 2024, we had $210.9 million of investments related to the construction of new facilities and we are committed to construction and capital expenditures of $221.8 million under lease agreements.

Real Estate Loans

Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in, the related properties. Our real estate loans typically have a fixed interest rate for the loan term. We enter into real estate loans for existing facilities and for the construction of facilities. From time to time, we may provide loans that allow us to participate in the expected residual profits of a facility through the sale, refinancing or acquisition of the property. At December 31, 2024, our average annualized yield on real estate loan investments was approximately 10.9%. At December 31, 2024, approximately 60.8% of our real estate loans have maturity dates that expire after 2029.

Investments in Unconsolidated Joint Ventures

From time to time, we also acquire equity interests in joint ventures or entities that own or provide financing for real estate assets and/or support the long-term healthcare industry and our operators. These are investments in entities that we do not consolidate but for which we can exercise significant influence over operating and financial policies and are reported under the equity method of accounting. Our investments in unconsolidated entities generally represent interests ranging from 9% to 51%. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest inclusive of transaction costs.

Non-Real Estate Loans

Our portfolio includes non-real estate loans to our operators, their principals and/or asset purchasers. We make non-real estate loans on a limited basis, in connection with managing our overall credit risk. These loans may be either unsecured or secured by the collateral of the borrower and are typically short-term in nature. Collateral under secured non-real estate loans typically consists of the working capital of operator entities, personal guarantees or assets of the individual obligor. At December 31, 2024, our average annualized yield on these investments was approximately 9.6%. At December 31, 2024, approximately 24.8% of our non-real estate loans have maturity dates that expire after 2029.

Portfolio and Investment Summary

As of December 31, 2024, our portfolio of real estate investments included 1,026 healthcare facilities that are operated by 87 third-party operators in 42 states and the U.K. and consists of the following:

●	real estate assets, subject to operating leases, that include 588 SNFs, 290 ALFs, 19 ILFs, 18 specialty facilities and one MOB;
●	an investment in a direct financing lease on one SNF;
●	real estate loans, including first lien mortgages, on 52 SNFs, 43 ALFs, one specialty facility and one ILF; and
●	12 facilities held for sale.

We also maintain investments in unconsolidated joint ventures that hold five SNFs, one ALF and one specialty facility. In addition, we maintain a portfolio of non-real estate loans, as noted in the table below.

Included below is a summary of our total investment assets, excluding accumulated depreciation, as of December 31, 2024 and 2023 (dollars in thousands):

	As of December 31,
	2024	2023
Real estate assets:
Real estate assets	$9,060,174	$8,372,419
Investments in direct financing leases – net	9,453	8,716
Real estate loans receivable – net	1,428,298	1,212,162
Investments in unconsolidated joint ventures	88,711	188,409
Assets held for sale	56,194	67,116
Total real estate investments	10,642,830	9,848,822
Non-real estate loans receivable – net	332,274	275,615
Total investments	$10,975,104	$10,124,437

Revenues

The following table summarizes our revenues by investment category for 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Real estate related income:
Rental income	$887,910	$826,394	$751,231
Real estate loans interest income	126,800	97,766	110,322
Total real estate related revenues	1,014,710	924,160	861,553
Non-real estate loans interest income	30,407	22,122	13,597
Miscellaneous income	6,273	3,458	3,094
Total revenues	$1,051,390	$949,740	$878,244

The table set forth in Item 2 – Properties contains additional information regarding the geographic concentration of our facilities and investments as of December 31, 2024.

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

Competition

The healthcare industry is highly competitive and will likely become more competitive in the future. We face competition in making and pricing new investments from other public and private REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than us. In addition, a significant amount of our rental and loan interest income is generally derived from facilities in jurisdictions that require approval for development and expansion of healthcare facilities. We believe that such approvals may reduce competition for our operators and enhance the value of our properties. Our operators compete on a local and regional basis with operators of facilities that provide comparable services and, in certain cases, home and community health solutions. The basis of competition for our operators includes, amongst other factors, the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population and surrounding areas.

Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete is also impacted by global, national and local economic trends, availability of investment alternatives, availability and cost of capital, our financial condition, construction and renovation costs, existing laws and regulations, new legislation, healthcare trends and population trends.

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

Government Regulation and Reimbursement

The healthcare industry is heavily regulated. Our U.S.-based operators, which comprise the majority of our operators, are subject to extensive and complex federal, state and local healthcare laws and regulations; our U.K.-based operators are also subject to a variety of laws and regulations in their jurisdictions. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act in the U.S., among others.

The long-term care industry continues to recover from the impacts of the COVID-19 pandemic although a certain level of labor shortages, lower occupancy and certain expense increases that began during the COVID-19 pandemic persist, with certain operators continuing to experience these challenges in a much more profound way. In addition, the impact of these ongoing challenges such as labor pressures and inflationary cost increases may depend on future developments, including the ultimate scope, implementation timeline and impact of the federal minimum staffing rules for SNFs that were issued in April 2024, the sufficiency of reimbursement rate setting and the continued efficacy of infection control measures and regulations, all of which are uncertain and difficult to predict and may continue to adversely impact our business, results of operations, financial condition and cash flows.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid in the U.S. and local authority funding in the U.K. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors, such as the U.S. Centers for Medicare and Medicaid Services (“CMS”) push towards Medicare Advantage programs and the potential for Medicaid reforms, will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. Changes in presidential administrations and/or congressional makeup at the federal level can increase the political focus on entitlement program changes which can create uncertainty with respect to the level of reimbursement available or the extent of regulation of the industry.

In addition to quality and value-based reimbursement reforms, CMS has implemented a number of initiatives focused on the reporting of certain facility-specific quality of care indicators that could affect our operators, including publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under the CMS “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. These rating changes have impacted referrals to SNFs, and it is possible that changes to this system or other ranking systems could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters. SNFs are required to comply with new reporting requirements, effective as of January 16, 2024, relating to ownership by and affiliations with private equity firms and REITs, as well as provide information for inclusion on the CMS Nursing Home Care Compare website regarding staffing and quality measures. Any of these reporting requirements may impact occupancy at our properties and our business, results of operations, financial condition and cash flows.

The following is a discussion of certain U.S. laws and regulations generally applicable to our operators, and in certain cases, to us.

Quality of Care and Staffing Initiatives. Several regulatory initiatives announced from 2020 to 2022 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In addition, the CMS Nursing Home Care Compare website and the Five Star Quality Rating System were updated to include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period).

Additionally, on April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at SNFs, which CMS estimates exceed existing staffing standards in nearly all states. The final rule is being implemented on a staggered phase-in basis based on geographic location and will require nursing homes participating in Medicare and Medicaid to maintain a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 HPRD of direct registered nurse care and 2.45 HPRD of direct nurse aide care. Facilities would be permitted to use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse or nurse aide) to account for the additional 0.48 HPRD required to comply with the total nurse staffing standard. In addition, the final rule requires SNFs to ensure a registered nurse is onsite 24 hours per day, seven days per week, although CMS indicated that a director of nursing role could fulfill such requirement. The final rule also provides possible hardship exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule was not accompanied by additional funding for our operators to offset the costs associated with meeting these increased staffing requirements in an industry that is already facing staffing shortages. Multiple lawsuits have been filed in federal court to overturn the minimum staffing requirements on the basis that CMS exceeded its authority. The increased staffing requirements, if not overturned legislatively or by legal action, or if not accompanied by increased state reimbursement to offset the increased financial burden, may have a future adverse impact on the financial condition of many of our operators, which may be material, but which likely would not be experienced until closer to the point of delayed implementation, ranging from within 90 days and five years of the final rule publication.

Further, on March 30, 2023, CMS issued a memorandum revising and enhancing enforcement efforts for infection control deficiencies found in nursing homes that are targeted at higher-level infection control deficiencies that result in actual harm or immediate jeopardy to residents. Similar to other serious survey deficiencies, penalties for the most serious infection control deficiencies include civil monetary penalties and discretionary payment denials for new resident admissions.

The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. On November 15, 2023, CMS issued a final rule, effective January 16, 2024, that requires SNFs participating in the Medicare or Medicaid programs to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs. The CMS announcement noted concerns regarding the quality of care provided at SNFs owned by private equity firms, REITs and other investment firms. Further, in 2024, several U.S. senators proposed legislation that would, if enacted, restrict certain investors, including REITs and private equity firms, from investing in healthcare facilities or impose penalties on certain landlords or private equity investors in healthcare facilities whose operators subsequently enter into bankruptcy proceedings. On January 8, 2025, the State of Massachusetts enacted a law that requires notification for certain transactions involving SNFs and REITs and restricts new licenses to hospitals with certain facilities leased from REITs. In addition, in January 2025, HHS and the Senate Budget Committee issued reports that found private equity investment in healthcare has had negative consequences for patients and providers. These initiatives, as well as additional calls for federal and state governmental review of the role of private equity in the U.S. healthcare industry and proposed legislation related to certain SNF financial arrangements with REITs, if enacted, could result in additional requirements or restrictions on our operators or us. The likelihood of any of these measures passing at the federal level remains uncertain.

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

Reimbursement Generally

Medicaid.  Most of our SNF operators derive a substantial portion of their revenue from state Medicaid programs. Whether and to what extent the level of Medicaid reimbursement covers the actual cost to care for a Medicaid eligible resident varies by state and depends on federal matching levels. While periodic rate setting occurs and, in most cases, has an inflationary component, the state rate setting process does not always keep pace with inflation or, even if it does, there is a risk that it may still not be sufficient to cover all or a substantial portion of the cost to care for Medicaid eligible residents. Additionally, rate setting is subject to changes based on state budgetary constraints and national and state level political factors, both of which could result in decreased or insufficient reimbursement to the industry even in an environment where costs are rising. Changes in presidential administrations and/or congressional makeup at the federal level can increase the political focus on entitlement program changes, which can create uncertainty with respect to the level of reimbursement available or the extent of regulation of the industry. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or increases in the percentage of Medicaid patients have in the past, and may in the future, adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

The risk of insufficient Medicaid reimbursement rates or delays in such reimbursements, along with possible initiatives to push residents historically cared for in SNFs to alternative settings, labor shortages in certain areas and limited regulatory support for increased levels of reimbursement in certain states, may impact us more acutely in states where we have a larger presence. While state reimbursement rates have generally improved over the last several years, reimbursement support is not consistent across states, and it is difficult to assess whether the level of reimbursement support has or will continue to adequately keep pace with increased operator costs. We continue to monitor rate adjustment activity, particularly in states in which we have a meaningful presence.

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

Payments to providers continue to be increasingly tied to quality and efficiency. The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. CMS has stated that it intended PDPM to be revenue-neutral to operators, with future Medicare reimbursement reductions possible if that was not the case. In August 2022, CMS issued a final rule providing that, to obtain revenue neutrality, it would utilize a PDPM parity adjustment factor of 4.6% for Medicare payment rates with a two-year phase-in period that would reduce SNF spending by 2.3%, or approximately $780 million, in each of fiscal years 2023 and 2024. Our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to the PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some of our operators and could adversely impact the ability of our operators to meet their obligations to us.

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

On May 27, 2020, CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth providers for the Medicare Part B programs provided by a SNF as a part of the COVID-19 1135 waiver provisions. The COVID-19 1135 waiver provisions also allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services were provided by a physician from an alternate location, effective March 6, 2020 through May 11, 2023, the expiration of the public health emergency. The Consolidated Appropriations Act of 2023 extended the ability of occupational therapists, physical therapists and speech-language pathologists to continue to furnish these services via telehealth and bill as distant site practitioners until the end of 2024, which was further extended through March 31, 2025 by the American Relief Act.

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

Other Laws and Regulations. Additional federal, state and local laws and regulations affect how our operators conduct their operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operators’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety); the Americans with Disabilities Act (the “ADA”), which imposes certain requirements to make facilities accessible to persons with disabilities, the costs for which we may be directly or indirectly responsible; the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”), which amended requirements for staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others; staffing; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and health standards, including those set by the federal Occupational Safety and Health Administration (in the U.S.). Our operators may continue to face additional federal and state regulatory requirements related to the operation of their facilities. These requirements may continue to evolve and develop over lengthy periods of time.

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

U.K. Regulations. The U.K. also imposes very high levels of regulation on our U.K.-based operators. In England, where the majority of our U.K. operators are based, the Care Quality Commission (“CQC”) has regulatory oversight authority over the health and social care sectors and is responsible for approving, registering and inspecting our operators and the properties where they provide services. There is also a detailed legislative and regulatory framework in the U.K. designed to protect the vulnerable (whether by virtue of age or physical and/or mental impairment) and to prevent abuse. Each of these regulatory regimes carries significant enforcement powers, including the ability to criminally prosecute offending operators and facilities, impose fines or revoke registrations. Additionally, under the purview of the Competition and Markets Authority, local authorities are tasked with providing and funding the care needs of eligible residents within the applicable local authority area. There is ongoing debate and uncertainty within the U.K. as to how growing care needs will be met and funded in the future, and it is not clear at this stage what, if any, or the extent of such, impact will be on our U.K.-based operators.

Additionally, there has been significant legislation passed and guidance issued in the U.K. resulting from the COVID-19 pandemic. Much of the legislation or guidance sets out the additional precautions, measures or restrictions which were required in the care sector, including infection control measures and vaccination requirements for care sector workers. While the U.K. has transitioned to a post-COVID-19 pandemic position with lessened regulation across the U.K as a whole, the care sector remains subject to specific COVID-19 guidance and requirements issued by the CQC and the U.K. government’s Department for Health and Social Care, including in relation to infection control measures, the use of personal protective equipment and testing. As a result, our U.K.-based operators still face significantly increased regulatory burdens under which they must deliver services and continue to experience significant impacts on their operations and financial condition, which has been somewhat offset by the level of stimulus provided.

Corporate Sustainability Program

We prioritize corporate responsibility initiatives that matter most to our business and shareholders. Our Nominating and Corporate Governance Committee of our Board of Directors (“Board”) has been charged with primary oversight of these efforts. The Company has established a steering committee, with senior representation from all divisions of the company, that is responsible for advancing the Company’s corporate sustainability programs, including environmental, governance and social responsibility programs. The Nominating and Corporate Governance Committee exercises oversight of this steering committee.

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

Additional information regarding our corporate sustainability programs and initiatives is available in the Corporate Sustainability section of our website at www.omegahealthcare.com. Information on our website, including our Corporate Sustainability Report or sections thereof, is not incorporated by reference into this Annual Report.

Human Capital Management

Our success is based on the focused passion and dedication of our people. We believe our employees’ commitment to Omega provides better service to our tenants and stakeholders, supports an inclusive and collegial working environment and generates long-term value for our shareholders and the communities which we serve. As of February 1, 2025, we had 60 employees including the executive officers listed below, none of whom is subject to a collective bargaining agreement. Due to the size and nature of our business, our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. As such, the ability to attract, develop and retain qualified personnel will continue to be important to the Company’s long-term success.

We have a long-standing commitment to being an equal opportunity employer. The Company has expanded its recruitment practices to reach more diverse candidates for employment and Board positions and has developed an internship program that supports our local community, including underrepresented and underserved communities, and developing a talent pipeline for Omega. The Company requires employees and Board members to certify its Code of Business Conduct & Ethics periodically, and from time to time, conducts compliance training for all employees and Directors. As of February 1, 2025, at the executive level, one of the Company’s five executive officers is a woman and brings ethnic diversity to the team and one other of the Company’s five executive officers also brings ethnic diversity to the team. As of February 1, 2025, on the senior management team, 29% are women and 29% bring ethnic diversity to the team. We regularly conduct pay equity reviews as we seek for women and men, on average, at various roles and levels of the Company, to be paid equitably for their roles and contributions to our success.

We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. Our full-time employees are provided a competitive benefits program, including comprehensive healthcare benefits and a 401(k) plan with a matching contribution from the Company, the opportunity to participate in our employee stock purchase program, bonus and incentive pay opportunities, competitive paid time-off benefits and paid parental leave, wellness programs, continuing education and development opportunities, and periodic engagement surveys. In addition, we believe that giving back to our community is an extension of our mission to improve the lives of our stockholders, our employees, and their families. The Company has implemented a matching program for charitable contributions of employees, provides annual charitable donations to our local Baltimore community and has implemented scholarship, mentorship and internship programs.

Information about our Executive Officers

Biographical information regarding our executive officers and their ages as of February 1, 2025 are set forth below:

C. Taylor Pickett (63) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett has also been a member of the board of trustees of COPT Defense Properties, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Matthew Gourmand (49) is our President and has served in this capacity since January 2025. Mr. Gourmand previously served as Senior Vice President of Corporate Strategy & Investor Relations since October 2017. Prior to this, Mr. Gourmand spent ten years as an equity portfolio manager at Millenium Partners and Stevens Capital Management. Mr. Gourmand spent three years as an equity research analyst at UBS and six years in the audit department of Deloitte where he qualified as a Chartered Accountant and a Certified Public Accountant. Mr. Gourmand also holds the Chartered Financial Analyst designation.

Vikas Gupta (44) is our Chief Investment Officer and has served in this capacity since January 2025. Mr. Gupta joined the Company in July 2011 and most recently served as our Senior Vice President of Acquisitions & Development since April 2015. From 2003 to July 2011, Mr. Gupta served in various roles at CapitalSource Finance, most recently as a Senior Loan Officer/Vice President, where he oversaw a portfolio of healthcare assets.

Robert O. Stephenson (61) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Gail D. Makode (49) is our Chief Legal Officer, General Counsel and has served in this capacity since September 2019. Previously, she served as Senior Vice President, General Counsel and Corporate Secretary of IES Holdings, Inc., from October 2012 to September 2019. Prior to IES, she served in various legal capacities at MBIA Inc., including as General Counsel and member of the board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc., from 2006 to 2012. Earlier in her career, she served as Vice President and Counsel for Deutsche Bank AG, and as an associate at Cleary, Gottlieb, Steen, & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

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

Our operators are subject to numerous federal, state and local laws and regulations in the U.S. and, for certain operators, in the U.K., including those described in Item 1 – Business – Government Regulation and Reimbursement. Laws and regulations impacting our operators include, without limitation, those relating to reimbursement (including Medicare and Medicaid reimbursement programs in the U.S.), quality of care initiatives (including the implementation of proposed federal minimum staffing requirements in the U.S.), licensing and certification of our operators, fraud and abuse laws and regulations, and privacy and security laws. We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us. In addition, requirements applicable to our operators are subject to frequent and substantial changes (sometimes applied retroactively) resulting from new legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators, guarantors and managers. Any of these changes may be more pronounced following governmental leadership changes, particularly following a change in presidential administrations. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of new laws and regulations, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced, modified or delayed, including through reductions to the Medicare and Medicaid programs for U.S. operators.

Changes in the reimbursement rate or methods of payment from governmental and other third-party payors, including the Medicare and Medicaid programs for U.S. operators, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Reimbursement from governmental and other third-party payors could be reduced or delayed as part of spending cuts and tax reform and governmental efficiency initiatives that impact Medicare, Medicaid or Medicare Advantage Plans, or as part of retroactive adjustments during claims settlement processes or as a result of post-payment audits. Further, alternative payment models, as well as other regulatory initiatives, have the potential to affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, setting reimbursement caps, implementing value-based purchasing and payment bundling, and studying the appropriateness of restrictions on payments for healthcare acquired conditions. Any of these changes may be more pronounced following governmental leadership changes, particularly following a change in presidential administrations. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures or freeze Medicaid rates, to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care, and to make changes to private healthcare insurance. Several commercial payors have expressed an intent to pursue certain value-based purchasing models and initiatives. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions or delays in Medicaid reimbursement to our SNF operators and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us. Significant limits on the scope of services reimbursed and on reimbursement rates, as well as changes in reimbursement policies or other measures altering payment methodologies or delaying reimbursements for services provided by our operators, could have a material adverse effect on our operators’ results of operations and financial condition, which could cause the revenues of our operators to decline and negatively impact their ability to meet their obligations to us.

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

Our operators may be subject to claims for damages relating to the services that they provide. While we are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, we believe that long-term care providers will continue to be the focus of governmental investigations, particularly in the area of Medicare/Medicaid false claims and in the use of COVID-19 related funds, including the Employee Retention Credit, and compliance with infection control and quality standards. We can give no assurance that the insurance coverage maintained by our operators will cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional and general liability claims and/or litigation may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

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

In addition, the market for qualified personnel is highly competitive. Our operators have experienced and may continue to experience difficulties in attracting and retaining such personnel, in particular due to labor constraints and, in some cases, wage increases, which have been elevated since the beginning of the COVID-19 pandemic and may remain elevated. These labor constraints may also be adversely impacted by immigration restrictions and changes to immigration enforcement policy to the extent they impact our operators’ workforces and by minimum staffing requirements that have been established in certain states and proposed at the federal level. Increases in labor costs could affect our operators’ ability to meet their obligations to us.

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

Inflation, both real or anticipated, as well as any responsive governmental policies, has and may continue to adversely affect the economy and the costs of labor, goods and services to our operators or borrowers. Inflation may also be adversely impacted by the imposition of additional tariffs by the U.S. federal government, which have been proposed and the impacts of which remain uncertain. Our long-term leases and loans typically contain provisions such as rent and interest escalators that are designed to mitigate the adverse impact of inflation on our results of operations. However, these provisions may have limited effectiveness at mitigating the risk of high levels of inflation due to contractual limits on escalation that exist in substantially all of our escalation provisions. Our leases are triple-net and typically require the operator to pay all property operating expenses, and therefore, increases in property-level expenses at our leased properties generally do not directly affect us. However, increased operating costs resulting from inflation have had, and may continue to have, an adverse impact on our operators and borrowers if increases in their operating expenses exceed increases in their reimbursements, which has and may continue to adversely affect our operators’ or borrowers’ ability to pay rent or other obligations owed to us.

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

Our business and operations were significantly impacted by the COVID-19 pandemic and are exposed to continuing risks from COVID-19, severe respiratory disease seasons or the occurrence of other epidemics, pandemics or other widespread illnesses. Our revenues and our operators’ revenues are dependent on occupancy, and the occupancy of our properties could significantly decrease in the event of a severe respiratory disease season, a resurgence of COVID-19 or other epidemics or widespread illnesses. Such a decrease would affect the operating income of our properties and the ability of our operators to make payments to us. As we experienced during the COVID-19 pandemic, a future respiratory disease or other epidemic or pandemic could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents, as well as cause a reduction in occupancy, each of which could adversely affect their ability to meet their obligations to us, which could have a material adverse effect on our financial results.

The effect of a pandemic or other future widespread illness on our and our operators’ operational and financial performance will depend on future developments, including the ability to control the spread of the outbreak generally and in our facilities, and the delivery and efficacy of and participation in vaccination programs and other treatments, government funds and other support for the senior care sector and the efficacy of other policies and measures that may mitigate the impact of the pandemic or illness.

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

Although Congress has not yet enacted comprehensive federal legislation to address climate change, numerous states and municipalities, as well as the U.K., have adopted laws and policies on climate change and emission reduction targets. Changes in legislation and regulation within the U.S. and U.K. based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income. There can be no assurance that climate change and severe weather will not have a material adverse effect on our properties, operations or business.

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

We have investments in the U.K. and may from time to time may seek to acquire other properties in the U.K. or otherwise outside the U.S. International development, investment, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the income tests that we must satisfy annually in order to qualify and maintain our status as a REIT; fluctuations in the exchange rates between USD and the British Pound Sterling (“GBP”), or other foreign currencies in which we may transact in the future, which we may be unable to protect against through hedging; changes in foreign political, regulatory, and economic conditions, including increases in energy prices, such as those experienced in the U.K. resulting in part from the conflict in Ukraine and sanctions imposed on Russia; challenges in managing international operations and enforcing obligations in other countries; challenges of complying with a variety of foreign laws and regulations, including those relating to real estate, healthcare operations, environmental, climate impacts, taxes, employment and legal proceedings; financial risks to our operators, including differences in expenses and government reimbursement practices, as well as funding challenges in the public sector; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

Our assets are concentrated in the long-term care industry and face geographic and operator concentration risk.

Our assets are generally not diversified by industry and face risks associated with the long-term care industry. In addition, at December 31, 2024, one operator represented greater than 10% of our investments, and the three states in which we had our highest concentration of investments were Texas (9.2%), Indiana (6.2%) and California (5.7%). In addition, our concentration of investments in the U.K. is 14.1%. As a result, we are subject to increased exposure to adverse conditions affecting these operators and regions, with regional risks including unfavorable Medicaid reimbursements rates for SNFs, downturns in the local economies, local real estate conditions, staffing challenges, increased competition or decreased demand for our facilities, regional climate events, and unfavorable legislative or regulatory developments, which could adversely affect our business and results of operations.

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

Our investments in joint ventures or other equity investments could be adversely affected by shared decision-making authority, our counterparty’s financial condition, and our exposure to potential losses from the actions of our counterparties.

As of December 31, 2024, we have ownership interests in one consolidated joint venture and several unconsolidated joint ventures, and we manage other equity investments. These joint ventures and investments involve additional risks, including the following:

●	we may be unable to take actions that are opposed by our counterparties under arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture or investment and any property or assets owned thereby, such as the sale or financing of the property or assets, our ability to sell or transfer our interest in a joint venture or investment or the making of additional capital contributions for the benefit of the property or assets;
●	for joint ventures or investments in which we have a noncontrolling interest, our joint venture partners or other counterparties may take actions that we oppose;
●	our joint venture partners or other counterparties may become bankrupt or fail to fund their share of required capital contributions, which could delay construction or development of a property or increase our financial commitment to the joint venture or investment;
●	our joint venture partners or other counterparties may have business interests or goals with respect to a property that conflict with our business interests and goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;
●	disagreements with our joint venture partners or other counterparties could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the property or assets, including by delaying important decisions until the dispute is resolved; and
●	we may suffer losses resulting from actions taken by our joint venture partners or other counterparties with respect to our joint venture or other investments.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology, including related to artificial intelligence, could harm our business. Privacy and security laws and regulations may also increase costs for our business.

We rely on information technology networks and systems, including the Internet and including services that may incorporate artificial intelligence technologies, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. In addition, we may, from time to time, make investments in unconsolidated entities that offer technology services, some of which may rely on artificial intelligence technologies, to operators, which may involve storage of customer or resident data. We purchase some of our information technology from vendors, on whom our systems depend. We generally rely on third-party systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. It is possible that our safety and security measures or other controls will not be able to prevent the systems’ improper functioning, the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks, or other security or integrity challenges, including as a result of the rapid development and increased adoption of artificial intelligence technologies, which may also heighten our information technology security risks by making cyberattacks more difficult to detect, contain and mitigate. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems, and the privacy of the data we store, or failure to comply with related regulations, could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations. The regulatory environment related to cyber and information security, artificial intelligence, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business or to which we may become subject, including certain U.S. state laws and E.U. data protection legislation, such as they General Data Protection Regulation, or the GDPR, and the U.K.’s Data Protection Act, which impose significant data protection requirements and penalties for noncompliance. Compliance with any of these requirements may result in additional costs and could impact how we conduct in business in new jurisdictions.

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

As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected the Company, including our business strategy, results of operations, or financial condition. For information regarding cybersecurity risks that may materially affect our Company, see the risk factor titled “We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology, including related to artificial intelligence, could harm our business. Privacy and security laws and regulations may also increase costs for our business.” under “Risk Factors” in Part I, Item 1A to this Annual Report on Form 10-K.

Item 2 – Properties

At December 31, 2024, our real estate investments include SNFs and ALFs and to a lesser extent ILFs, specialty facilities and MOBs, in the form of (i) owned facilities that are leased to operators or their affiliates, (ii) investments in direct financing leases to operators or their affiliates and (iii) real estate loans, including mortgages on facilities that are operated by the mortgagors or their affiliates. Our facilities related to these investments are located in 42 states and the U.K.

The following table presents the concentration of our gross real estate assets, assets held for sale, gross investment in direct financing leases and gross mortgage notes receivables (included within our real estate loans receivable) by state and the U.K. as of December 31, 2024:

			Gross	% of
	Number of	Number of	Investment	Gross
Location	Operating Beds	Facilities	(in thousands)	Investment
United Kingdom	12,829	244	$1,426,940	14.1%
Texas	10,429	101	926,014	9.2%
Indiana	6,988	68	623,238	6.2%
California	4,244	51	571,565	5.7%
Michigan	3,947	40	543,779	5.4%
Florida	6,398	53	532,161	5.3%
Ohio	4,109	42	458,846	4.5%
Virginia	3,466	27	428,163	4.2%
Pennsylvania	3,805	40	424,630	4.2%
North Carolina	4,660	45	410,421	4.1%
Remaining States	31,409	315	3,763,996	37.1%
	92,284	1,026	$10,109,753	100.0%

Item 3 – Legal Proceedings

See Note 20 – Commitments and Contingencies – Litigation to the Consolidated Financial Statements - Part IV, Item 15, which is hereby incorporated by reference in response to this item.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Omega Healthcare Investors, Inc. (together with its consolidated subsidiaries, collectively, “Omega” or the “Company”) common stock are traded on the New York Stock Exchange under the symbol “OHI.” As of February 7, 2025, there were 2,512 registered holders and 281,837 thousand shares of Omega common stock outstanding.

Performance Graph

The graph and table below compare the cumulative total return of Omega, the FTSE NAREIT Equity Health Care Index (Ticker: FN11-FTX), the MSCI US REIT Index (Ticker: RMZ), the S&P 500 Index, and the Russell 2000 from January 1, 2020 to December 31, 2024. We have included the FTSE NAREIT Equity Health Care Index and the MSCI US REIT Index because we believe that they are representative of the industry in which we compete and are relevant to an assessment of our performance. Total cumulative return is based on a $100 investment in Omega common stock and in each of the indices at the close of trading on December 31, 2019 and assumes quarterly reinvestment of dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Omega Healthcare Investors, Inc.	$100.00	$93.06	$81.87	$84.83	$101.73	$135.99
FTSE NAREIT Equity Health Care Index	$100.00	$90.14	$104.85	$81.59	$92.96	$115.44
MSCI US REIT Index	$100.00	$92.43	$132.23	$99.82	$113.54	$123.47
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Russell 2000 Index	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93

Issuer Purchases of Equity Securities

On January 27, 2022, the Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Omega did not repurchase any shares of its outstanding common stock during 2024.

Unregistered Sales of Equity Securities

From time to time, Omega issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for units of partnership interest in OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). During the quarter ended December 31, 2024, Omega issued an aggregate of 2,943 shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	2024 and Recent Highlights
●	Results from Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Supplemental Guarantor Information
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP. As of December 31, 2024, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) at December 31, 2024, included 1,026 healthcare facilities, located in 42 states and the U.K. that are operated by 87 third-party operators. Our real estate investment in these facilities, net of impairments and allowances, totaled approximately $10.1 billion at December 31, 2024, with approximately 98% of our real estate investments related to long-term healthcare facilities. The portfolio is made up of (i) 589 SNFs, (ii) 290 ALFs, (iii) 19 ILFs, (iv) 18 specialty facilities, (v) one MOB, (vi) real estate loans, including mortgages on 52 SNFs, 43 ALFs, one specialty facility and one ILF and (vii) 12 facilities that are held for sale. At December 31, 2024, we also held other real estate loans (excluding mortgages) receivable of $485.5 million and non-real estate loans receivable of $332.3 million, consisting primarily of secured loans to third-party operators of our facilities, and $88.7 million of investments in 11 unconsolidated joint ventures, which comprise 5 SNFs, one ALF and one specialty facility.

As healthcare delivery continues to evolve, we continuously evaluate potential investments, our assets, operators and markets to position our portfolio for long-term success. As part of our evaluation, we may from time to time consider selling or transitioning assets that do not meet our portfolio criteria.

Outlook, Trends and Other Conditions

Our industry continues to recover from the impacts of the COVID-19 pandemic, which significantly and adversely impacted SNFs and long-term care providers during the height of the pandemic due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve. While certain of our operators have experienced a level of recovery from pandemic-driven challenges such as occupancy declines, labor shortages, staffing expense increases, and other cost increases, certain of our other operators remain negatively impacted by these factors in a much more profound way. In addition, our operators have been and continue to be adversely affected by inflation-related cost increases, which may exacerbate labor shortages and increase labor costs, among other impacts, and may be adversely impacted by immigration restrictions and changes to immigration enforcement policy to the extent they contribute to labor shortages. There continues to be uncertainty regarding the duration of these impacts for those operators, particularly given uncertainty as to whether reimbursement increases from the federal government, the states and the U.K. will be effective in offsetting these incremental costs and lost revenues. In addition, there remains uncertainty as to the impact of potential regulatory changes, including the ultimate scope and impact of recently issued U.S. federal minimum staffing rules for our industry, and the continued ability of our operators to manage infectious diseases in our facilities. See Item 1 – Business – Government Regulation and Reimbursement for additional information.

We continue to monitor these impacts as well as the impacts of other regulatory changes, as discussed in Item 1 – Business – Government Regulation and Reimbursement, including any significant limits on the scope of services eligible for reimbursement and on reimbursement rates and fees, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us. As discussed further in “Collectibility Issues” below, in 2024, we have had several operators that have failed to make contractual payments under their lease and loan agreements, and we have agreed to short-term payment deferrals, lease and portfolio restructurings and/or allowed several operators to apply security deposits or letters of credit to pay rent. While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we remain cautious as some of the long-term impacts noted above may continue to have an impact on certain of our operators and their financial conditions.

2024 and Recent Highlights

Investments

●	We acquired 114 facilities for total consideration of $740.5 million in 2024. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 9.5% and 11.5%. Of the 114 facilities acquired during 2024, 63 facilities relate to our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024 for total consideration of $364.9 million. See Note 3 – Real Estate Asset Acquisitions and Development for additional information.
●	We invested $106.7 million under our construction in progress and capital improvement programs in 2024.
●	We funded $370.2 million under 29 new real estate loans with a weighted average interest rate of 10.5% in 2024. We also advanced $7.9 million under existing real estate loans in 2024. We received principal repayments of $77.9 million on real estate loans during 2024.

Dispositions and Impairments

●	In 2024, we sold 21 facilities (14 SNFs, six ALFs and one specialty facility) for approximately $95.0 million in net cash proceeds, recognizing a net gain of approximately $13.2 million.
●	In 2024, we recorded impairments on real estate properties of approximately $23.8 million on 14 facilities. Of the $23.8 million, $10.9 million related to six facilities that were classified as held for sale for which the carrying value exceeded the fair value less costs to sell, and $12.9 million related to eight held for use facilities (of which $7.2 million relates to four closed facilities) for which the carrying values exceeded the estimated fair value. Of the $12.9 million, $5.3 million related to three facilities that were subsequently sold during the year but did not meet the criteria to be classified as held for sale when the impairments were recognized.

Financing Activities

●	In 2024, we sold 33.8 million shares of common stock under our ATM Program (defined below) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $1.2 billion.
●	We repaid the $400 million of 4.95% senior notes on the April 1, 2024 maturity date using available cash and proceeds from our $1.45 billion senior unsecured multicurrency revolving credit facility (“Revolving Credit Facility”).
●	During the first quarter of 2024, the remaining nine HUD mortgages with outstanding principal of $41.6 million were paid off. The payoff included a $1.3 million prepayment fee that was recognized as a loss on extinguishment of debt.
●	During the first quarter of 2024, we terminated two foreign currency forward contracts that were entered into in March 2021 with notional amounts totaling £70.0 million. Omega received a net cash settlement of $8.4 million as a result of termination. Concurrent with the termination of the two foreign currency forward contracts, also during the first quarter of 2024, we entered into three new foreign currency forward contracts with notional amounts totaling £78.0 million and a GBP-USD forward rate of 1.2707, each of which mature between March 8, 2027 and March 7, 2031. The new currency forward contracts hedge an intercompany loan between a U.S. and U.K. subsidiary.
●	During the third quarter of 2024, we terminated our 2021 $1.0 billion At-The-Market Offering Program (the “2021 ATM Program”) and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sale price of up to $1.25 billion (the “2024 ATM Program,” and together with the 2021 ATM Program, the “ATM Program”) may be sold from time to time.
●	As part of the Cindat JV acquisition in July 2024, we assumed a £188.6 million mortgage loan that matures in August 2026 (the “2026 Mortgage Loan”) but can be repaid without a prepayment penalty beginning November 2025. The 2026 Mortgage Loan bears interest at the Sterling Overnight Index Average (“SONIA”) plus an applicable margin of 5.38%. As part of the transaction, we assumed four interest rate cap contracts that ensure the annual interest rate does not exceed 10.38%.

Other Highlights

●	During 2024, we advanced $60.6 million under 13 new non-real estate loans with a weighted average interest rate of 8.4%. We also advanced $14.8 million under existing non-real estate loans during 2024. We received principal repayments of $119.7 million on non-real estate loans during 2024. Please see a description of our non-real estate loans in Item 1 – Business – Investment Strategy & Types.

Collectibility Issues

●	During the year ended December 31, 2024, we placed one existing operator and three new operators, which Omega did not previously have a relationship with prior to 2024, on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. There was a $2.8 million straight-line rent receivable write-off associated with placing the existing operator on a cash basis of revenue recognition. The lease agreements with the three new operators were executed in 2024 as part of the transition of facilities from other operators, and we placed them on a cash basis concurrent with the lease commencement dates, so there were no straight-line rent receivable write-offs associated with placing these operators on a cash basis. As of December 31, 2024, 21 operators are on a cash basis. These operators represent an aggregate 20.5% and 22.1% of our total revenues for the years ended December 31, 2024 and 2023, respectively. This includes the impact of straight-line rent receivable, lease inducement and effective yield interest write-offs of $4.2 million and $20.6 million for the years ended December 31, 2024 and 2023, respectively.
●	Throughout 2024, Maplewood Senior Living (along with affiliates, “Maplewood”) continued to short-pay the contractual rent amount due under its lease agreement, paying $47.5 million of contractual rent, a short pay of $21.8 million of the $69.3 million due under its lease agreement. In addition, Maplewood did not pay the $2.7 million of contractual interest due under its secured revolving credit facility (the “Maplewood Revolver”) agreement during 2024. As Maplewood is on a cash basis of revenue recognition, we have recorded $47.5 million of revenue related to Maplewood for the year ended December 31, 2024 for the contractual rent payments that we received. Following the missed interest payments in the first quarter of 2024, we reviewed the characteristics associated with the loan and borrower and adjusted the internal risk rating on the loan, utilized as a component of our allowance for credit loss calculation, from a 4 to a 5 to reflect the increased risk associated with the loan. As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, in May 2024, Omega sent a demand letter to Maplewood notifying it of multiple events of default under its lease, loan and related agreements with Omega, including Mr. Smith’s guaranty, including failure to pay full contractual rent and interest for periods in 2023 and 2024. Omega exercised its contractual rights in connection with these defaults, demanded immediate repayment of past due contractual rent and replenishment of the security deposit and accelerated all principal and accrued interest due under the Maplewood Revolver. On July 31, 2024, we entered into a settlement agreement (the “Settlement Agreement”) with the Greg Smith estate (the “Estate”) and submitted it to the probate court for approval. The Settlement Agreement, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the key members of the existing Maplewood management team (the “Key Principals”), their designee(s) or another designee of Omega’s choosing, with the Estate remaining liable under Mr. Smith’s guaranty until the transition is complete or one year from the court’s approval date, if earlier, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. In the proposed transition, the Key Principals would become the new majority equity holders in the Maplewood entities, which would maintain the Maplewood lease agreement and the Maplewood Revolver provided by Omega. On August 26, 2024, the probate court approved the Settlement Agreement, and in October 2024, following the probate court’s final and non-appealable order approving the Settlement Agreement, we requested and were granted a dismissal without prejudice of our lawsuit against, among others, the Estate. We are still awaiting regulatory approvals related to licensure of the operating assets before the transition will be completed. There is no certainty that the regulatory approvals will be received or that this transition will be completed as intended, on a timely basis, or at all. If the proposed transition plan is not completed, we may incur a substantial loss on the Maplewood Revolver up to the amortized cost basis of the loan. As of December 31, 2024, the amortized cost basis of the Maplewood Revolver was $263.6 million, which represents 17.8% of the total amortized cost basis of all of Omega’s real estate loan receivables. See Note 7 – Real Estate Loans Receivable. In January 2025, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $1.5 million.

●	During the first quarter of 2024, we continued the process of restructuring our portfolio with LaVie Care Centers, LLC (“LaVie”) by selling two facilities and transitioning two facilities to another operator, all of which were previously subject to the master lease with LaVie. Concurrent with the sales and transitions, we amended the master lease agreement with LaVie to reduce monthly rent to $3.2 million. In the first quarter of 2024, LaVie paid $4.4 million of contractual rent, a short pay of $5.5 million of the $9.9 million due under its lease agreement. In June 2024, LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division (the “Bankruptcy Court”). LaVie will continue to operate, as a debtor-in-possession, the 30 facilities subject to a master lease agreement with Omega, unless and until LaVie’s leasehold interest under the master lease agreement is rejected or assumed and assigned. On December 5, 2024, a plan of reorganization was confirmed by the Bankruptcy Court, pursuant to which the LaVie master lease agreement will be assumed and assigned by certain of the reorganized debtor(s) upon the effective date of the plan. As described in LaVie’s filings with the Bankruptcy Court, we committed to provide, along with another lender, $10 million of a $20 million junior secured debtor-in-possession (“DIP”) financing to LaVie. Omega recognized an aggregate $9.6 million provision for credit losses during 2024 on LaVie’s $25.0 million secured term loan and DIP financing loan as a result of insufficient collateral supporting the loans. Prior to its bankruptcy filing, LaVie paid Omega $1.5 million in April 2024 and $1.5 million in May 2024. The April 2024 and May 2024 payments were short of full contractual rent by $1.7 million and $1.5 million, respectively. Following the bankruptcy filing, LaVie paid contractual rent of $2.9 million in June 2024, which reflects full contractual rent prorated for the period after LaVie entered bankruptcy and a $0.1 million short pay for the several days prior to the filing. In the third quarter of 2024, LaVie resumed making full contractual rent payments of $9.2 million due under its lease agreement, which continued through the fourth quarter of 2024 with LaVie making a full contractual rent payment of $9.1 million. As LaVie is on a cash basis of revenue recognition for lease purposes, only the $28.6 million of contractual rent payments that we received from LaVie were recorded as rental income during the year ended December 31, 2024.
●	Beginning in August 2023, Guardian Healthcare (“Guardian”) did not pay its contractual amounts due under its lease agreement. In April 2024, we transitioned the remaining six facilities previously included in Guardian’s master lease to a new operator for minimum initial contractual rent of $5.5 million per annum with the potential to increase contractual rent dependent on revenue received by the operator. We recorded rental income of $8.3 million related to the lease with the new operator during the year ended December 31, 2024.
●	Following Omega and Agemo Holdings, LLC (“Agemo”) entering into a restructuring agreement during the first quarter of 2023, Agemo resumed making contractual rent and interest payments during the second quarter of 2023 and continued to make the required contractual rent and interest payments throughout the remainder of 2023 and 2024. Agemo is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $23.8 million for the year ended December 31, 2024 for the contractual rent payments that were received. Additionally, as Agemo’s loans are on non-accrual status and are being accounted for under the cost recovery method, the $4.8 million of interest payments that we received during the year ended December 31, 2024 were applied directly against the principal balance outstanding.

Dividends

●	Quarterly cash dividends paid during 2024 aggregated to $2.68 per share. On January 29, 2025, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on February 18, 2025 to stockholders of record as of the close of business on February 10, 2025.

Results of Operations

The following is our discussion of the consolidated results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For a discussion of our results of operation for the year ended December 31, 2023 as compared to the year ended December 31, 2022, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

Comparison of results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Variance
Revenues:
Rental income	$887,910	$826,394	$61,516
Interest income	157,207	119,888	37,319
Miscellaneous income	6,273	3,458	2,815
Expenses:
Depreciation and amortization	304,648	319,682	(15,034)
General and administrative	88,001	81,504	6,497
Real estate taxes	14,561	15,025	(464)
Acquisition, merger and transition related costs	11,615	5,341	6,274
Impairment on real estate properties	23,831	91,943	(68,112)
(Recovery) provision for credit losses	(15,483)	44,556	(60,039)
Interest expense	221,716	235,529	(13,813)
Other income (expense):
Other income – net	6,826	20,297	(13,471)
Loss on debt extinguishment	(1,749)	(492)	(1,257)
Gain on assets sold – net	13,168	79,668	(66,500)
Income tax expense	(10,858)	(6,255)	(4,603)
Income (loss) from unconsolidated joint ventures	7,916	(582)	8,498

Revenues

Following is a description of certain of the changes in revenues for the year ended December 31, 2024 compared to 2023:

●	The increase in rental income was primarily the result of (i) a $59.5 million increase related to facility acquisitions made throughout 2023 and 2024, lease extensions and other rent escalations, (ii) an increase related to a one-time option termination payment of $12.5 million to Maplewood that was recorded as a reduction to rental income during the first quarter of 2023 and (iii) a $4.0 million increase as a result of fewer straight-line rent receivable write-offs in 2024 compared to 2023, partially offset by a $15.2 million net decrease in rental income from cash basis operators, including Maplewood and LaVie, as a result of not recording straight-line lease revenue and/or receiving lower cash rent payments period over period from these operators.
●	The increase in interest income was primarily due to a $39.2 million increase related to new and refinanced loans and additional fundings to existing operators made throughout 2023 and 2024, partially offset by (i) a $2.6 million decrease related to early principal payments on our loans during 2023 and 2024 and (ii) a $0.8 million net decrease related to loans placed on non-accrual status, primarily the Maplewood Revolver, in which we have recognized less interest income period over period as a result of receiving less cash payments or the loans converting to PIK interest. As noted above, during the year ended December 31, 2024, we funded $378.1 million in new or existing real estate loans and $75.4 million in new or existing non-real estate loans.

Expenses

Following is a description of certain of the changes in our expenses for the year ended December 31, 2024 compared to 2023:

●	The decrease in depreciation and amortization expense primarily relates to facility sales and facilities reclassified to assets held for sale, partially offset by facility acquisitions and capital additions.
●	The increase in general and administrative (“G&A”) expense primarily relates to (i) a $3.2 million increase in payroll and benefits, (ii) a $1.6 million increase in stock-based compensation expense (see Note 19 – Stock-Based Compensation to the Consolidated Financial Statements for a full summary of stock-compensation movements over the last three years) and (iii) a $0.5 million increase in professional service costs.

●	The increase in acquisition, merger and transition related costs primarily relates to costs incurred related to (i) transition costs following our acquisition of the remaining 51% interest in the Cindat Joint Venture and (ii) the transition of facilities with troubled operators.
●	The 2024 impairments were recognized in connection with six facilities that were classified as held for sale for which the carrying values exceeded the estimated fair values less costs to sell and eight held for use facilities for which the carrying value exceeded the fair value. The 2023 impairments were recognized in connection with two facilities that were classified as held for sale for which the carrying values exceeded the estimated fair value less costs to sell and 23 held for use facilities for which the carrying value exceeded the fair value. The 2024 and 2023 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or operators.
●	The change in (recovery) provision for credit losses primarily relates to (i) decreases in the general reserve recorded primarily resulting from decreases in loss rates utilized in the estimate of expected credit losses for loans partially offset by increases in loan balances, and a net decrease in aggregate specific provisions recorded during 2024 compared to specific provisions recorded during 2023 (see Note 9 – Allowance for Credit Losses to the Consolidated Financial Statements for a full summary of allowance movements over the last three years).
●	The decrease in interest expense primarily relates to (i) the repayment of $350 million of 4.375% senior notes in August 2023, (ii) the repayment of $400 million of 4.95% senior notes in April 2024 and (iii) the payoff of all remaining HUD mortgages in the first quarter of 2024. The overall decrease was partially offset by increases due to (i) the issuance of a $428.5 million term loan in the third quarter of 2023, (ii) the assumption of the 2026 Mortgage Loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024 and (iii) increased borrowings on our Revolving Credit Facility during 2024.

Other Income (Expense)

The decrease in total other income (expense) was primarily due to (i) a $66.5 million decrease in gain on assets sold resulting from the sale of 21 facilities in 2024 compared to the sale of 69 facilities in 2023 as we continue to exit certain facilities, operator relationships and/or states to improve the strength of our overall portfolio and (ii) a $13.5 million change in other income (expense) – net primarily related to decreased interest income on short-term investments due to lower invested cash in 2024 and foreign currency and fair value losses on financial instruments in 2024.

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

Income (Loss) from Unconsolidated Joint Ventures

The change in income (loss) income from unconsolidated joint ventures was primarily due to one unconsolidated joint venture, OMG Senior Holdings, LLC, which sold one facility during the third quarter of 2024 for a $12.9 million gain ($6.5 million of which represents the Company’s share of the gain).

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

The following table presents our Nareit FFO reconciliation for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net income (1)	$417,804	$248,796	$438,841
Deduct gain from real estate dispositions	(13,168)	(79,668)	(359,951)
Deduct gain from real estate dispositions - unconsolidated joint ventures	(6,260)	—	(93)
	398,376	169,128	78,797
Elimination of non-cash items included in net income:
Depreciation and amortization	304,648	319,682	332,407
Depreciation – unconsolidated joint ventures	7,057	10,423	10,881
Add back impairments on real estate properties	23,831	91,943	38,451
Nareit FFO	$733,912	$591,176	$460,536
(1)	The years ended December 31, 2024, 2023 and 2022 include the application of $2.2 million, $17.6 million and $11.0 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest receipts, existing availability under our Revolving Credit Facility, proceeds from our DRCSPP and 2024 ATM Program, facility sales, the issuance of additional debt, including unsecured notes and term loans, and proceeds from real estate loan and non-real estate loan payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends and distributions to noncontrolling interest members, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), real estate loan and non-real estate loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At December 31, 2024, we had total assets of $9.9 billion, total equity of $4.7 billion and total debt of $4.9 billion in our consolidated financial statements, with such debt representing approximately 50.7% of total capitalization.

Debt

At December 31, 2024 and 2023, the weighted average annual interest rate of our debt was 4.6% and 4.4%, respectively. Additionally, as of December 31, 2024, approximately 95% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated cash flow hedges. As of December 31, 2024, Omega’s debt obligations consisted of the following:

●	$4.2 billion of senior unsecured notes with staggered maturity dates ranging from 2025 to 2033. These notes bear fixed interest rates between 3.25% and 5.25% per annum.
●	A $1.45 billion Revolving Credit Facility that bears interest at Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 0.11448% per annum (or in the case of loans denominated in GBP, the SONIA reference rate plus an adjustment of 0.1193% per annum) plus an applicable percentage (with a range of 95 to 185 basis points) based on our credit ratings. The Revolving Credit Facility matures on April 30, 2025, subject to Omega’s option to extend such maturity date for two six-month periods. As of December 31, 2024, Omega had zero outstanding on the Revolving Credit Facility. In January 2025, Omega provided notification to extend the maturity date to October 30, 2025.
●	A $428.5 million senior unsecured term loan facility (the “2025 Term Loan”) that bears interest at SOFR plus an adjustment of 0.1% per annum plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. We have 11 interest rate swaps designated as cash flow hedges, with notional value of $428.5 million, that effectively fix the SOFR-based portion of the 2025 Term Loan interest rate at 4.047%. The 2025 Term Loan matures on August 8, 2025, subject to Omega’s option to extend such maturity date for two sequential 12-month periods.
●	The 2026 Mortgage Loan with £184.6 million or $231.1 million outstanding that bears interest at SONIA plus an applicable margin of 5.38%. We have four interest rate cap contracts that ensure the annual interest rate on the 2026 Mortgage Loan does not exceed 10.38%. The 2026 Mortgage Loan matures in August 2026.
●	A $50.0 million senior unsecured term loan facility (the “OP Term Loan”) that bears interest at SOFR plus an adjustment of 0.11448% per annum plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. We have an interest rate swap designated as a cash flow hedge, with a notional value of $50.0 million, that effectively fixes the SOFR-based portion of the OP Term Loan at 3.957%. The OP Term Loan matures on April 30, 2025, subject to Omega OP’s option to extend such maturity date for two six-month periods. In January 2025, Omega provided notification to extend the maturity date to October 30, 2025.

As of December 31, 2024, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our Revolving Credit Facility, OP Term Loan and 2025 Term Loan.

As of December 31, 2024, we had $400 million of 4.50% senior notes due January 2025 (which were repaid on January 15, 2025 using available cash). Our Revolving Credit Facility, OP Term Loan and 2025 Term Loan also mature in 2025. As noted above, we have remaining options under each of these loans to extend the maturity dates beyond 2025. We will evaluate market conditions during the course of 2025 and determine if it is advantageous to further extend the terms of, refinance and/or pay off these loans. As of December 31, 2024, we had approximately $518.3 million of cash and cash equivalents on our Consolidated Balance Sheets and $1.45 billion of availability under our Revolving Credit Facility. Our next senior note maturity is the $600 million of 5.25% senior notes due January 2026. As discussed below, we also have $821.0 million of potential sales remaining under the ATM Program. This combination of liquidity sources, along with cash from operating activities, provides us with ability to repay the senior notes due in January 2026. We also could elect to refinance these notes based on our evaluation of market conditions at maturity.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2024 and 2023, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Equity

At December 31, 2024, we had 279,129 thousand shares of common stock outstanding, and our shares had a market value of $10.6 billion. As of December 31, 2024, we had the following equity programs in place that we can utilize to raise capital:

●	The 2024 ATM Program under which shares of common stock having an aggregate gross sales price of up to $1.25 billion may be sold from time to time. The 2024 ATM Program has a forward sale provision that generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We have not utilized the forward provisions under the ATM Program. We have $821.0 million of sales remaining under the 2024 ATM Program as of December 31, 2024.
●	We have a DRCSPP that allows for the reinvestment of dividends and the optional purchase of our common stock.

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

Material Cash Requirements

The following table shows our material cash requirements, described below, as of December 31, 2024:

	Payments due by period
		Less than			More than
	Total	1 year	Years 2-3	Years 4-5	5 years

	(in thousands)
Debt(1)(2)(3)	$4,859,648	$878,500	$1,531,148	$1,050,000	$1,400,000
Interest payments on long-term debt(2)(3)(4)	719,568	201,764	259,592	142,063	116,149
Operating lease and other obligations(2)(5)	80,520	3,082	5,446	5,289	66,703
Total	$5,659,736	$1,083,346	$1,796,186	$1,197,352	$1,582,852
(1)	The $4.9 billion of debt outstanding includes: (i) $50 million under the OP Term Loan due April 2025, (ii) $428.5 million under the 2025 Term Loan due August 2025, (iii) $400 million of 4.50% Senior Notes due January 2025 (which were repaid on January 15, 2025 using available cash), (iv) $600 million of 5.25% Senior Notes due January 2026, (v) $700 million of 4.5% Senior Notes due April 2027, (vi) $550 million of 4.75% Senior Notes due January 2028, (vii) $500 million of 3.625% Senior Notes due October 2029, (viii) $700 million of 3.375% Senior Notes due February 2031, (ix) $700 million of 3.25% Senior Notes due April 2033 and (x) $231.1 million under the 2026 Mortgage Loan. Other than the $50 million outstanding under the OP Term Loan and the $231.1 million outstanding under the 2026 Mortgage Loan, Parent is the obligor of all outstanding debt.
(2)	Based on foreign currency exchange rates in effect as of December 31, 2024.
(3)	Does not include the impact of Omega providing notification to extend the maturity date of the OP Term Loan to October 30, 2025 in January 2025.
(4)	Based on variable interest rates in effect as of December 31, 2024 and including the impact of interest rate swaps designated as cash flow hedges.
(5)	See Note 6 – Leases to our consolidated financial statements for additional information.

Capital Expenditures and Funding Commitments

In addition to the obligations in the table above, as of December 31, 2024, we also had $221.8 million of commitments to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. Additionally, we have commitments to fund $50.4 million of advancements under existing other real estate loans and $65.7 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

Other Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 11 to the Consolidated Financial Statements – Investments in Joint Ventures. Our risk of loss is generally limited to our investment in the joint venture and any outstanding loans receivable.

We also hold variable interests in certain unconsolidated entities through our loan and other investments. See disclosures regarding our risk of loss associated with these entities within Note 10 to the Consolidated Financial Statements – Variable Interest Entities.

We use derivative instruments to hedge interest rate and foreign currency exchange rate exposure as discussed in Note 15 to the Consolidated Financial Statements – Derivatives and Hedging.

Cash Flow Summary

The following is a summary of our sources and uses of cash flows for the year ended December 31, 2024 as compared to the year ended December 31, 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$749,430	$617,736	$131,694
Investing activities	(671,164)	(770)	(670,394)
Financing activities	26,319	(473,310)	499,629

For a discussion of our consolidated cash flows for the year ended December 31, 2023 as compared to the year ended December 31, 2022, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.

Cash, cash equivalents and restricted cash totaled $548.7 million as of December 31, 2024, an increase of $104.0 million as compared to the balance at December 31, 2023. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities –The increase in net cash provided by operating activities is primarily driven by an increase of $83.7 million of net income, net of $85.3 million of non-cash items, primarily due to a year over year increase in rental income and interest income, as discussed in our material changes analysis under Results of Operations above. The $48.0 million change in the net movements of the operating assets and liabilities also contributed to the overall increase in cash provided by operating activities.

Investing Activities –The increase in cash used in investing activities related primarily to (i) a $490.0 million decrease in proceeds from the sales of real estate investments due to significant restructuring activities related to Guardian and LaVie in 2023, (ii) a $146.2 million increase in real estate acquisitions driven by several large portfolio acquisitions in the U.K. in 2024, (iii) a $24.2 million increase in capital improvements to real estate investments and construction in progress primarily as a result of on-going construction of an ALF in Washington D.C., (iv) a $7.8 million decrease in distributions from unconsolidated joint ventures in excess of earnings, (v) a $7.0 million increase in loan placements, net of repayments due to new loans advanced in 2024 partially offset by significant paydowns on loans during 2024, (vi) a $3.7 million decrease in receipts from insurance proceeds and (vii) a $2.9 million decrease in proceeds from net investment hedges, partially offset by an $11.4 million decrease in investments in unconsolidated joint ventures.

Financing Activities –The change in cash provided by (used in) financing activities was primarily related to a $899.2 million increase in cash proceeds from the issuance of common stock as a result of increased volume under our ATM Program and DRSCPP, partially offset by (i) a $259.6 million increase in repayments on other long-term borrowings, net of proceeds, primarily due to repayment of $400 million of 4.95% senior notes in April 2024, (ii) a $92.6 million decrease in proceeds from derivative instruments as a result of the termination of our forward starting swaps in the second quarter of 2023, (iii) a $41.6 million increase in dividends paid primarily related to share issuances during 2024, (iv) a $3.2 million increase in payment of financing related costs related to costs incurred in connection with the assumption of the 2026 Mortgage Loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture and (v) a $2.9 million increase in distributions to Omega OP Unit holders.

Supplemental Guarantor Information

Parent has issued approximately $4.2 billion aggregate principal of senior notes outstanding at December 31, 2024 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of December 31, 2024, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

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

As of December 31, 2024 and 2023, we had outstanding straight-line rent receivables of $238.7 million and $202.7 million, respectively, and lease inducements of $8.8 million and $8.8 million, respectively. During 2024, we wrote-off approximately $2.8 million of contractual receivables, straight-line rent receivables and lease inducements to rental income primarily as a result of placing one existing operator on a cash-basis. Also, during 2024, we placed three new operators on a cash-basis concurrent with the lease commencement dates, so there were no straight-line rent receivable write-offs in connection with these operators. During 2023, we placed three operators on a cash-basis but did not write-off any contractual receivables, straight-line rent receivables and lease inducements to rental income in connection with these operators, as two related to new lease agreements and one related to an operator with a lease that had no rent escalators. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection, potentially resulting in increased volatility of rental income.

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

During 2024, we recorded impairments on real estate properties of approximately $23.8 million on 14 facilities. During 2023, we recorded impairments on real estate properties of approximately $91.9 million on 25 facilities.

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

During 2024 and 2023, we acquired real estate assets of approximately $740.5 million and $261.2 million, respectively. These transactions were accounted for as asset acquisitions and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed.

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

Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration (“FHA”) along with Standards & Poor’s one-year global corporate default rates. Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the U.S. Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset. During 2024 and 2023, we recorded a (recovery) provision for credit losses of approximately ($15.5) million and $44.6 million, respectively. As of December 31, 2024 and 2023, we had a total allowance for credit loss of $198.6 million and $222.2 million, respectively. A 10% increase or decrease in the FHA default rates as of December 31, 2024 would result in an additional provision or recovery for credit losses of $3.2 million. If the weighted average yield to maturity on our portfolio increases or decreases by 10%, this will result in an additional provision or recovery for credit losses of $6.9 million or $7.0 million, respectively.

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

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. During the year ended December 31, 2024, we incurred interest expense of $14.9 million related to variable rate borrowings outstanding under our Revolving Credit Facility, one term loan and the 2026 Mortgage Loan, after considering the impact of interest rate swaps. Assuming no changes in outstanding balances, and inclusive of the impact of interest rate swaps and interest rate caps designated as cash flow hedges noted below, a hypothetical 1% increase in interest rates would result in a $0.6 million increase in our annual interest expense. A hypothetical 1% decrease in interest rates would result in a $1.3 million decrease in our annual interest expense. As of December 31, 2024, only our Revolving Credit Facility and 2026 Mortgage Loan have variable rate borrowings, when considering the impact of interest rate swaps that are designated as cash flow hedges for the 2025 Term Loan and the OP Term Loan. As of December 31, 2024, the interest rate on the 2026 Mortgage Loan was variable as SONIA did not exceed the cap rate.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at December 31, 2024 was approximately $3.9 billion, which includes our senior notes. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of long-term fixed-rate borrowings by approximately $235.0 million at December 31, 2024. A hypothetical 1% decrease in interest rates would result in an increase in the fair value of long-term fixed-rate borrowings by approximately $254.8 million at December 31, 2024.

At December 31, 2024, we have $478.5 million of interest rate swaps outstanding and £190.0 million of interest rate caps outstanding that are recorded at fair value in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets. The interest rate swaps and interest rate caps hedge the interest rate risk associated with interest payments on the 2025 Term Loan, the OP Term Loan and the 2026 Mortgage Loan.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the year ended December 31, 2024, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $3.2 million.

To hedge a portion of our net investments in the U.K., at December 31, 2024, we have 11 foreign currency forward contracts with notional amounts totaling £258.0 million that mature between 2027 and 2031.

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

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2024, management evaluated the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) of the Company as of December 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company were effective at the reasonable assurance level as of December 31, 2024.

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

In connection with the preparation of this Form 10-K, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on management’s assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm’s attestation reports regarding the Company’s internal control over financial reporting is included in the 2024 financial statements under the caption entitled Report of Independent Registered Public Accounting Firm and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 identified in connection with the evaluation of their disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B – Other Information

(a) Amendment and Restatement of Omega OP Partnership Agreement

Effective February 11, 2025, Omega entered into that certain Third Amended and Restated Agreement of Limited Partnership governing Omega OP (the “Partnership Agreement”) to, among other things (i) provide for option units, a special class of units of Omega OP that are structured in a manner intended to qualify as profits interests (“Option Units”), which may be used for incentive compensation awards, subject to vesting, forfeiture and additional restrictions on transfer, all as determined by Omega, as general partner, and Omega OP, in their sole discretion, prior to any grant of Option Units and set forth in an applicable vesting agreement and (ii) make other updates to the Partnership Agreement primarily relating to the ownership of subsidiary REITs, changes in applicable law and ministerial and conforming changes.

The description of the Partnership Agreement contained in this Annual Report on Form 10-K is qualified in its entirety by reference to the Partnership Agreement, a copy of which is filed herewith as Exhibit 3.5 and is incorporated herein by reference.

(b) Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter of 2024.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

For information regarding executive officers of our Company, see Item 1 – Business – Information about our Executive Officers.

The other information required by this item is incorporated herein by reference to the “Proposal 1 – Election of Directors,” “Board Committees and Corporate Governance” and “Audit Committee and Independent Auditor Matters” sections of Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as the Company, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Equity Award Grant Policy

The Compensation Committee of our Board of Directors approves all equity awards granted to the executive officers. Approval of the equity awards for the executive officers generally occurs at the Compensation Committee’s regularly scheduled quarterly meeting for the fourth quarter of each year, although the Compensation Committee retains the right to approve them at any time. The Company has not historically issued stock options or stock appreciation awards.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the “Compensation Discussion and Analysis” and “Executive Compensation Tables and Related Information” sections of our Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the “Stock Ownership Information” section of our Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, except as set forth below.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights (1)	warrants and rights (2)	reflected in column (a) (3)
Equity compensation plans approved by security holders	7,333,538	$—	4,215,990
Equity compensation plans not approved by security holders	—	—	—
Total	7,333,538	$—	4,215,990
(1)	Reflects (i) 564,901 time-based restricted stock units (“RSUs”) and profit interest units (“PIUs”), (ii) 6,100,651 shares related to performance-based RSUs (“PRSUs”) and performance-based PIUs that could be issued if certain performance conditions are achieved and (iii) 667,986 shares in respect of outstanding deferred stock units.
(2)	No exercise price is payable with respect to the RSUs and PRSUs.
(3)	Reflects (i) 3,766,787 shares of common stock under our 2018 Stock Incentive Plan and (ii) 449,203 shares of common stock under the Omega Healthcare Investors, Inc. Employee Stock Purchase Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the “Proposal 1 – Election of Directors” and “Board Committees and Corporate Governance” sections of our Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the “Audit Committee and Independent Auditor Matters” section of our Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 16 – Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Omega Healthcare Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

During 2024, the Company recognized rental income of $887.9 million and has recorded straight-line rent and lease inducement receivables of $247.5 million at December 31, 2024. As described in Note 2 to the consolidated financial statements, the timing and pattern of rental income recognition for operating leases is affected by the Company’s determination as to whether the collectibility of substantially all lease payments is probable.

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

February 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Omega Healthcare Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 13, 2025

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2024	2023

ASSETS
Real estate assets
Buildings and improvements	$7,342,497	$6,894,045
Land	996,701	870,310
Furniture and equipment	510,106	469,654
Construction in progress	210,870	138,410
Total real estate assets	9,060,174	8,372,419
Less accumulated depreciation	(2,721,016)	(2,469,893)
Real estate assets – net	6,339,158	5,902,526
Investments in direct financing leases – net	9,453	8,716
Real estate loans receivable – net	1,428,298	1,212,162
Investments in unconsolidated joint ventures	88,711	188,409
Assets held for sale	56,194	67,116
Total real estate investments	7,921,814	7,378,929
Non-real estate loans receivable – net	332,274	275,615
Total investments	8,254,088	7,654,544

Cash and cash equivalents	518,340	442,810
Restricted cash	30,395	1,920
Contractual receivables – net	12,611	11,888
Other receivables and lease inducements	249,317	214,657
Goodwill	643,664	643,897
Other assets	189,476	147,686
Total assets	$9,897,891	$9,117,402

LIABILITIES AND EQUITY
Revolving credit facility	$—	$20,397
Secured borrowings	243,310	61,963
Senior notes and other unsecured borrowings – net	4,595,549	4,984,956
Accrued expenses and other liabilities	328,193	287,795
Total liabilities	5,167,052	5,355,111

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 279,129 shares as of December 31, 2024 and 245,282 shares as of December 31, 2023	27,912	24,528
Additional paid-in capital	7,915,873	6,671,198
Cumulative net earnings	4,086,907	3,680,581
Cumulative dividends paid	(7,516,750)	(6,831,061)
Accumulated other comprehensive income	22,731	29,338
Total stockholders’ equity	4,536,673	3,574,584
Noncontrolling interest	194,166	187,707
Total equity	4,730,839	3,762,291
Total liabilities and equity	$9,897,891	$9,117,402

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Rental income	$887,910	$826,394	$751,231
Interest income	157,207	119,888	123,919
Miscellaneous income	6,273	3,458	3,094
Total revenues	1,051,390	949,740	878,244

Expenses
Depreciation and amortization	304,648	319,682	332,407
General and administrative	88,001	81,504	69,397
Real estate taxes	14,561	15,025	15,500
Acquisition, merger and transition related costs	11,615	5,341	42,006
Impairment on real estate properties	23,831	91,943	38,451
(Recovery) provision for credit losses	(15,483)	44,556	68,663
Interest expense	221,716	235,529	233,244
Total expenses	648,889	793,580	799,668

Other income (expense)
Other income (expense) – net	6,826	20,297	(1,997)
Loss on debt extinguishment	(1,749)	(492)	(389)
Gain on assets sold – net	13,168	79,668	359,951
Total other income	18,245	99,473	357,565

Income before income tax expense and income (loss) from unconsolidated joint ventures	420,746	255,633	436,141
Income tax expense	(10,858)	(6,255)	(4,561)
Income (loss) from unconsolidated joint ventures	7,916	(582)	7,261
Net income	417,804	248,796	438,841
Net income attributable to noncontrolling interest	(11,478)	(6,616)	(11,914)
Net income available to common stockholders	$406,326	$242,180	$426,927

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$1.57	$1.01	$1.81
Diluted:
Net income available to common stockholders	$1.55	$1.00	$1.80

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$417,804	$248,796	$438,841
Other comprehensive income (loss)
Foreign currency translation	(8,373)	20,531	(32,770)
Cash flow hedges	1,602	(11,245)	55,949
Total other comprehensive (loss) income	(6,771)	9,286	23,179
Comprehensive income	411,033	258,082	462,020
Comprehensive income attributable to noncontrolling interest	(11,314)	(6,889)	(12,568)
Comprehensive income attributable to common stockholders	$399,719	$251,193	$449,452

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid‑in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2021	23,906	6,427,566	3,011,474	(5,553,908)	(2,200)	3,906,838	201,388	4,108,226
Stock related compensation	—	27,487	—	—	—	27,487	—	27,487
Issuance of common stock	40	8,072	—	—	—	8,112	—	8,112
Repurchase of common stock	(521)	(141,746)	—	—	—	(142,267)	—	(142,267)
Common dividends declared ($2.68 per share)	—	—	—	(633,078)	—	(633,078)	—	(633,078)
Vesting/exercising of OP units	—	(7,176)	—	—	—	(7,176)	7,176	—
Conversion and redemption of Omega OP Units to common stock	—	—	—	—	—	—	(9,704)	(9,704)
Omega OP Units distributions	—	—	—	—	—	—	(20,498)	(20,498)
Net change in noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	2,984	2,984
Other comprehensive income	—	—	—	—	22,525	22,525	654	23,179
Net income	—	—	426,927	—	—	426,927	11,914	438,841
Balance at December 31, 2022	23,425	6,314,203	3,438,401	(6,186,986)	20,325	3,609,368	193,914	3,803,282
Stock related compensation	—	35,276	—	—	—	35,276	—	35,276
Issuance of common stock	1,100	335,302	—	—	—	336,402	—	336,402
Common dividends declared ($2.68 per share)	—	—	—	(644,075)	—	(644,075)	—	(644,075)
Vesting/exercising of OP units	—	(14,570)	—	—	—	(14,570)	14,570	—
Conversion and redemption of Omega OP Units to common stock	3	1,018	—	—	—	1,021	(1,098)	(77)
Omega OP Units distributions	—	—	—	—	—	—	(26,397)	(26,397)
Net change in noncontrolling interest holder in consolidated JV	—	(31)	—	—	—	(31)	(171)	(202)
Other comprehensive income	—	—	—	—	9,013	9,013	273	9,286
Net income	—	—	242,180	—	—	242,180	6,616	248,796
Balance at December 31, 2023	24,528	6,671,198	3,680,581	(6,831,061)	29,338	3,574,584	187,707	3,762,291
Stock related compensation	—	36,940	—	—	—	36,940	—	36,940
Issuance of common stock	3,383	1,232,274	—	—	—	1,235,657	—	1,235,657
Common dividends declared ($2.68 per share)	—	—	—	(685,689)	—	(685,689)	—	(685,689)
Vesting/exercising of OP units	—	(25,011)	—	—	—	(25,011)	25,011	—
Conversion and redemption of Omega OP Units to common stock	1	472	—	—	—	473	(1,157)	(684)
Omega OP Units distributions	—	—	—	—	—	—	(29,254)	(29,254)
Net change in noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	545	545
Other comprehensive loss	—	—	—	—	(6,607)	(6,607)	(164)	(6,771)
Net income	—	—	406,326	—	—	406,326	11,478	417,804
Balance at December 31, 2024	$27,912	$7,915,873	$4,086,907	$(7,516,750)	$22,731	$4,536,673	$194,166	$4,730,839

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$417,804	$248,796	$438,841
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304,648	319,682	332,407
Impairment on real estate properties	23,831	91,943	38,451
Provision for rental income	4,174	20,633	124,758
(Recovery) provision for credit losses	(15,483)	44,556	68,663
Amortization of deferred financing costs and loss on debt extinguishment	12,146	14,189	13,337
Accretion of direct financing leases	148	114	83
Stock-based compensation expense	36,696	35,068	27,302
Gain on assets sold – net	(13,168)	(79,668)	(359,951)
Amortization of acquired in-place leases – net	(1,686)	(9,450)	(5,662)
Straight-line rent and effective interest receivables	(43,018)	(41,849)	(58,994)
Interest paid-in-kind	(11,463)	(11,365)	(9,423)
Loss from unconsolidated joint ventures	1,947	182	455
Change in operating assets and liabilities – net:
Contractual receivables	(845)	(3,660)	3,031
Lease inducements	(61)	(15,210)	5,957
Other operating assets and liabilities	33,760	3,775	6,472
Net cash provided by operating activities	749,430	617,736	625,727
Cash flows from investing activities
Acquisition of real estate	(408,628)	(262,453)	(229,987)
Net proceeds from sale of real estate investments	95,045	585,031	759,047
Investments in construction in progress	(68,980)	(44,495)	(17,130)
Placement of loan principal	(470,011)	(420,626)	(371,987)
Collection of loan principal	207,617	165,191	345,665
Investments in unconsolidated joint ventures	(971)	(12,350)	(113)
Distributions from unconsolidated joint ventures in excess of earnings	1,017	8,807	3,328
Capital improvements to real estate investments	(37,757)	(38,011)	(47,221)
Proceeds from net investment hedges	8,429	11,378	—
Receipts from insurance proceeds	3,075	6,758	1,251
Net cash (used in) provided by investing activities	(671,164)	(770)	442,853
Cash flows from financing activities
Proceeds from long-term borrowings	657,819	507,072	597,403
Payments of long-term borrowings	(1,145,301)	(734,991)	(589,292)
Payments of financing related costs	(7,018)	(3,827)	(389)
Net proceeds from issuance of common stock	1,235,657	336,402	8,112
Repurchase of common stock	—	—	(142,267)
Dividends paid	(685,445)	(643,867)	(632,893)
Net payments to noncontrolling members of consolidated joint venture	545	(202)	81
Proceeds from derivative instruments	—	92,577	—
Redemption of Omega OP Units	(684)	(77)	(9,704)
Distributions to Omega OP Unit Holders	(29,254)	(26,397)	(20,498)
Net cash provided by (used in) financing activities	26,319	(473,310)	(789,447)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(580)	430	(2,900)
Increase in cash, cash equivalents and restricted cash	104,005	144,086	276,233
Cash, cash equivalents and restricted cash at beginning of period	444,730	300,644	24,411
Cash, cash equivalents and restricted cash at end of period	$548,735	$444,730	$300,644

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

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of December 31, 2024, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We consolidate a VIE when we determine that we are its primary beneficiary. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. Factors considered in determining whether we are the primary beneficiary of an entity include: (i) our voting rights, if any; (ii) our involvement in day-to-day capital and operating decisions; (iii) our risk and reward sharing; (iv) the financial condition of the operator or joint venture and (iv) our representation on the VIE’s board of directors. We perform this analysis on an ongoing basis. As of December 31, 2024 and 2023, we have one joint venture that is a consolidated VIE as we have concluded that we are the primary beneficiary through our equity investment in the entity.

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

We assess the probability of collecting substantially all payments due under our leases on several factors, including, among other things, payment history, the financial strength of the lessee and any guarantors, as applicable, historical operations and operating trends, current and future economic conditions, and expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern). If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all rents, we recognize a charge to rental income to write off straight-line rent receivables, contractual receivables and lease inducements and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. Provisions for uncollectible lease payments are recognized as a direct reduction to rental income. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion, potentially resulting in increased volatility of rental income.

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

Direct Financing Lease Income

As of December 31, 2024 and 2023, we have one lease for a facility that is classified as a direct financing lease. For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. Costs related to originating direct financing leases are deferred and amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases. Income from direct financing leases is included within rental income on the Consolidated Statements of Operations.

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

In making estimates of fair value for purposes of recording asset acquisitions and business combinations, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company determines the fair value of acquired assets and liabilities as follows:

●	Land is determined based on third-party appraisals which typically include market comparables.
●	Buildings and site improvements acquired are valued using a combination of discounted cash flow projections that assume certain future revenues and costs and consider capitalization and discount rates using current market conditions as well as the residual approach.
●	Furniture and fixtures are determined based on third-party appraisals which typically utilize a replacement cost approach.
●	Real estate loans and non-real estate loans are valued using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.
●	Investments in joint ventures are valued based on the fair value of the joint ventures’ assets and liabilities. Differences, if any, between the Company’s basis and the joint venture’s basis are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings (losses) of the joint venture.
●	Intangible assets and liabilities acquired are valued using a combination of discounted cash flow projections as well as other valuation techniques based on current market conditions for the intangible asset or liability being acquired. When evaluating below market leases we consider extension options controlled by the lessee in our evaluation.
●	Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.
●	Assumed debt balances are valued by discounting the remaining contractual cash flows using a current market rate of interest.
●	Noncontrolling interests are valued using a stock price, if available, or by other methods to estimate the fair value on the acquisition date.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Real Estate Properties

Real estate properties are carried at initial recorded value less accumulated depreciation. The costs of significant improvements, renovations and replacements, including interest are capitalized. Our interest expense reflected in the Consolidated Statements of Operations has been reduced by the amounts capitalized. For the years ended December 31, 2024, 2023 and 2022, we capitalized $7.3 million, $4.3 million and $3.2 million, respectively, of interest to our projects under development. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Expenditures for maintenance and repairs are expensed as they are incurred.

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

Lessee Accounting

Omega leases real estate (corporate headquarters and certain other facilities), office equipment and is party to certain ground leases on our owned facilities. We determine if an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at inception of the lease. Short-term leases, defined as leases with an initial term of 12 months or less that do not contain a purchase option, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2024 and 2023, all of the leases where we are the lessee were classified as operating leases.

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

Restricted Cash

Restricted cash consists primarily of liquidity deposits escrowed for tenant obligations required by us pursuant to certain contractual terms and other deposits required by our lenders in connection with financing arrangements.

Deposits

We obtain liquidity deposits and other deposits, security deposits and letters of credit from certain operators pursuant to our lease and mortgage agreements. These generally represent the rental and/or mortgage interest for periods ranging from three to six months with respect to certain of our investments or the required deposits in connection with our HUD borrowings. At December 31, 2024 and 2023, we held $15.5 million and $1.9 million, respectively, in liquidity and other deposits and $52.7 million and $36.0 million, respectively, in security deposits. We also had the ability to draw on $29.1 million and $27.1 million of letters of credit at December 31, 2024 and 2023, respectively.

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

Goodwill

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

Stock-Based Compensation

We recognize stock-based compensation expense to employees and directors, in general and administrative in our Consolidated Statements of Operations on a straight-line basis over the vesting period. Forfeitures of share-based awards are recognized as they occur.

Deferred Financing Costs, Discounts and Premiums

External costs incurred from the placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Deferred financing costs related to our revolving line of credit are included in other assets on our Consolidated Balance Sheets and deferred financing costs related to our other borrowings are included as a direct deduction from the carrying amount of the related liability on our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. Any difference between fair value and stated value of debt, assumed in an assets acquisition or business combination, is recorded as a discount or premium and amortized over the remaining term of the loan. All premiums and discounts are recorded as an addition to or reduction from debt on our Consolidated Balance Sheets. Net amortization of deferred financing costs and premiums or discounts totaled $10.4 million, $13.7 million and $12.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are recorded in interest expense on our Consolidated Statements of Operations.

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

The noncontrolling interest for Omega primarily represents the outstanding Omega OP Units held by outside investors. Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to Omega’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in Omega OP’s partnership agreement. As of December 31, 2024, Omega owns approximately 97% of the issued and outstanding Omega OP Units, and investors own approximately 3% of the outstanding Omega OP Units.

Foreign Operations

The U.S. dollar (“USD”) is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound (“GBP”). Total revenues from our consolidated U.K. operating subsidiaries were $93.6 million, $56.8 million and $47.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our consolidated U.K. operating subsidiaries held long-lived assets of $1.1 billion and $539.6 million as of December 31, 2024 and 2023, respectively.

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

We and certain of our consolidated subsidiaries may have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations within other income (expense) - net, unless it is intercompany debt that is deemed to be long-term in nature in which case the adjustments are included in AOCI and a proportionate amount of gain or loss is allocated to noncontrolling interests, if applicable.

Derivative Instruments

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps, interest rate caps and debt issued in foreign currencies to offset a portion of these risks.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Reclassifications

Certain amounts in the prior year period have been reclassified to conform to the current period presentation. Income from direct financing leases, which was previously reported separately on our Consolidated Statements of Operations, is now included in rental income for all periods presented. In addition, we previously reported assets held for sale of $93.7 million on the Consolidated Balance Sheet as of December 31, 2023. In the first quarter of 2024 and the fourth quarter of 2024, it was determined that $12.2 million and $14.4 million, respectively, of these assets no longer qualified as held for sale and were reclassified to assets held for use within the applicable line items in real estate assets – net on the Consolidated Balance Sheet as of December 31, 2023. Of the $26.6 million reclassified net of $11.1 million of accumulated depreciation, $30.9 million relates to buildings, $3.4 million relates to land and $3.4 million relates to furniture and equipment.

Recent Accounting Pronouncements

ASU – 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The guidance is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments in this update are to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and disclosures.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

ASU – 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, as well as how the Chief Operating Decision Maker (CODM) uses the reported measure(s) of segment profit or loss in assessing performance. We have adopted the guidance in the fourth quarter of 2024 and have included the required disclosures for all periods presented within Note 23 – Segments. The adoption of the new guidance and related codification improvements did not have a material impact to the Company’s financial position, results of operations and cash flows.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 3 – REAL ESTATE ASSET ACQUISITIONS AND DEVELOPMENT

2024 Acquisitions

The following table summarizes the significant asset acquisitions that occurred in 2024:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(1)
Q1	1	—	WV	$8.1		10.0%
Q1	—	1	U.K.	5.2		9.5%
Q2	1	—	MI	31.0		11.5%
Q2	—	32	U.K.	50.8	(2)	10.0%
Q2	1	—	LA	21.0		10.0%
Q3	—	63	U.K.	421.0	(3)	9.9	%(4)
Q3	—	1	U.K.	5.1		10.0%
Q3	1	—	NC	8.8		10.0%
Q3	—	1	U.K.	10.8		10.0%
Q4	—	3	U.K.	39.7		10.0%
Q4	—	1	OR	8.0		10.0%
Q4	2	—	TX	19.5		10.0%
Q4	—	6	U.K.	111.5		10.0%
Total	6	108		$740.5
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	Total consideration paid for this acquisition was $62.7 million. We allocated $11.9 million of the purchase consideration to a deferred tax asset related to net operating losses acquired in the transaction. See Note 17 - Taxes for additional information.
(3)	Relates to our acquisition of the remaining 51% ownership interest in the Cindat Joint Venture, discussed below under “Cindat Portfolio Acquisition.” Total costs to be allocated for this acquisition was $461.9 million, inclusive of our previously held equity interest of $97.0 million. We allocated $53.8 million of the costs to be allocated to other assets acquired in the transaction and we allocated $13.0 million of the costs to be allocated to other liabilities assumed in the transaction.
(4)	Reflects the yield based on cash consideration, the assumption of a mortgage loan, deferred contingent consideration and the previously held equity interest in the unconsolidated real estate joint venture. See “Cindat Portfolio Acquisition” below for additional information.

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

In July 2024, we acquired the remaining 51% interest in the Cindat Joint Venture for total consideration of $364.9 million inclusive of: (i) $98.9 million of cash consideration including direct transaction costs, (ii) the assumption of a £188.6 million mortgage loan (the “2026 Mortgage Loan”) with an estimated fair value of $264.0 million and (iii) deferred contingent consideration of $2.0 million that was paid in December 2024. The fair market value of the mortgage debt assumed was determined by discounting the remaining contractual cash flows using a current market rate of interest of comparable debt instruments.

Following the acquisition, we own 100% of the equity interests in the entity that owns the Cindat portfolio, and accordingly, we will consolidate its results in our consolidated financial statements going forward. The acquired interest was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets. Under our existing accounting policy election, we follow the asset acquisition cost accumulation and allocation model. Accordingly, we did not remeasure our previously held $97.0 million equity interest, as of the acquisition date, at fair value.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the assets and liabilities recorded as part of the acquisition as of the date of the acquisition:

(in thousands)
Costs to be allocated:
49% equity method investment in Cindat Joint Venture	$96,971
Consideration for additional 51% interest in Cindat Joint Venture	100,921
Fair market value of debt assumed	263,990
Total acquisition cost to be allocated	$461,882

Net assets acquired:
Real estate assets	$421,044
Non-real estate loans receivable	1,632
Cash and cash equivalents	6,866
Restricted cash	14,050
Contractual receivables	8
Other assets	31,278
Total assets	474,878
Accrued expenses and other liabilities	(12,996)
Net assets acquired	$461,882

2023 Acquisitions

The following table summarizes the significant asset acquisitions that occurred in 2023:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(1)
Q1	—	6	U.K.	$26.4	(2)	8.0%
Q2	4	—	WV	114.8	(3)	9.5%
Q2	1	—	WV	13.7		10.0%
Q3	1	—	VA	15.6		10.0%
Q3	—	14	U.K.	39.5		10.2%
Q4	1	—	MD	22.5		10.0	%(4)
Q4	—	1	U.K.	3.8		9.0%
Q4	2	—	LA	24.9		10.0%
Total	9	21		$261.2
(1)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(2)	In connection with this acquisition, the Company recorded $9.9 million of right-of-use assets and lease liabilities associated with ground leases assumed in the acquisition.
(3)	In connection with this acquisition, the Company also provided $104.6 million of mezzanine financing discussed further in Note 7 – Real Estate Loans Receivable and Note 8 – Non-Real Estate Receivable.
(4)	Of the 10% initial annual cash yield for this acquisition, 2% can be deferred.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Construction in progress and capital expenditure investments

We invested $106.7 million, $82.5 million and $64.4 million, respectively under our construction in progress and capital improvement programs during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, construction in progress included three projects consisting of the development of a SNF in Virginia, a SNF in Florida and an ALF in Washington D.C.

During the second quarter of 2023, we purchased land located in Virginia (not reflected in the table above) for approximately $0.8 million that we plan to develop into a SNF. Concurrent with the acquisition, we amended our lease with an existing operator to include the land in the lease. We are committed to a maximum funding of $15.2 million for the development of the land. As of December 31, 2024 and 2023, $2.5 million and $2.4 million, respectively, was included in construction in progress related to this development project.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the third quarter of 2021, we purchased a real estate property located in Washington, D.C. for approximately $68.0 million and are redeveloping the property into a 174 bed ALF. Concurrent with the 2021 acquisition, we entered into a single facility lease for this property with Maplewood Senior Living (along with affiliates, “Maplewood”). The original lease was terminated in November 2024 and replaced with a new 24-year single facility lease with an entity that is jointly owned by Maplewood and a third-party investor. For accounting purposes, the new lease will commence upon the substantial completion of construction of the ALF, which is currently expected to be in February 2025. The lease provides for the accrual of financing costs at a rate of 5% per annum during the construction phase. The lease provides for an annual cash yield of 6% in the first year following the completion of construction, increasing to 7% in year two and 8% in year three with 2.5% annual escalators thereafter. Rent can be deferred by the operator for months in which certain operating metrics are not met. Deferred rent bears interest at 5% per annum and is required to be repaid in any month in which certain operating metrics are met. In connection with the new lease, the operator prefunded $5.5 million into an account, which can be drawn from by Omega to pay rent once it commences. We are committed to a maximum funding of $225.8 million for the redevelopment of the real estate property, subject to ordinary development related cost changes (see Note 20 – Commitments and Contingencies). Excluding the initial acquisition cost associated with the land, Omega capitalized costs of $72.0 million, $51.2 million and $14.9 million, respectively, related to this development project for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, $208.0 million and $136.0 million, respectively, was included in construction in progress related to this development project.

NOTE 4 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

We periodically sell facilities to reduce our concentration in certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	December 31,	December 31,
	2024	2023
Number of facilities held for sale	12	14
Amount of assets held for sale (in thousands)	$56,194	$67,116

Ten of the facilities that were classified as held for sale at December 31, 2024 were subsequently sold during the first quarter of 2025 for gross cash proceeds of $54.2 million.

Asset Sales

2024 Activity

During the year ended December 31, 2024, we sold 21 facilities (14 SNFs, six ALFs and one specialty facility) for $95.0 million in net cash proceeds, recognizing a net gain of approximately $13.2 million.

2023 Activity

During the year ended December 31, 2023, we sold 69 facilities (64 SNFs, two ALFs, one ILF, one specialty facility and one MOB) for $585.0 million in net cash proceeds, recognizing net gains of $79.7 million. Our 2023 facility sales were primarily driven by restructuring transactions and negotiations related to our lease agreements with Guardian Healthcare (“Guardian”) and LaVie Care Centers, LLC (“LaVie”). In the second quarter of 2023, we sold five facilities that were previously leased to Guardian and were included in assets held for sale as of March 31, 2023. The net cash proceeds from the sale were $23.8 million, and we did not recognize any gain or loss on the sale because we had already impaired the facilities down to the estimated fair value less costs to sell during the first quarter of 2023. Additionally, we sold one facility, also previously leased to Guardian, for a sales price of $12.0 million during the second quarter of 2023, which was fully financed by Omega through a $12.0 million first lien mortgage on the facility. The one facility sale during the second quarter of 2023 and related seller financing did not meet the contract criteria to be recognized under ASC 610-20.

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

2022 Activity

During the year ended December 31, 2022, we sold 66 facilities for approximately $759.0 million in net cash proceeds, recognizing a net gain of approximately $360.0 million. Our 2022 sales were primarily driven by restructuring transactions and negotiations related to our lease agreements with the following operators: Gulf Coast Health Care LLC (together with certain affiliates “Gulf Coast”), Guardian and Agemo Holdings, LLC (“Agemo”). In addition, during the fourth quarter of 2022, we sold 11 facilities previously leased to and operated by LaVie which did not meet the contract criteria to be recognized under ASC 610-20. As discussed above, this sale was recognized in the third quarter of 2023, and as such are not included in the 2022 sale amounts above.

In the first quarter of 2022, we sold 22 facilities that were previously leased and operated by Gulf Coast. The net cash proceeds from the sale, including related costs accrued for as of the end of the fourth quarter, were $304.9 million, and we recognized a net gain of $114.5 million. The agreement includes an earnout clause pursuant to which the buyer is obligated to pay an additional $18.7 million to Omega if certain financial metrics are achieved at the facilities in the three years following the sale. As we have determined it is not probable that we will receive any additional funds, we have not recorded any income related to the earnout clause. In addition, we transitioned one facility that was previously leased and operated by Gulf Coast to another operator in the second quarter of 2022. The transition and sale of these facilities completed our exit from our relationship with Gulf Coast.

During the first and second quarter of 2022, we sold nine total facilities that were leased to Guardian for $39.5 million in net proceeds, which resulted in a net gain of $13.7 million.

In the third and fourth quarter of 2022, we sold 22 facilities that were previously leased to Agemo for $358.7 million in net proceeds, which resulted in a net gain of $218.9 million.

Sales Not Recognized

As of December 31, 2024 and 2023, we had three and one facility sales, respectively, that were not recognized as a result of not meeting the contract criteria under ASC 610-20 at the legal sale date. During the years ended December 31, 2024 and 2023, we received interest of $1.7 million and $6.4 million, respectively, related to seller financing provided in connection with sales that were not recognized at the legal sale date. The interest received was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Real Estate Impairments

2024 Activity

During the year ended December 31, 2024, we recorded impairments of approximately $23.8 million on 14 facilities. Of the $23.8 million, $10.9 million related to six facilities that were classified as held for sale (four of which were subsequently sold) for which the carrying values exceeded the estimated fair values less costs to sell, and $12.9 million related to eight held for use facilities (of which $7.2 million relates to four closed facilities) for which the carrying value exceeded the fair value. Of the $12.9 million, $5.3 million related to three facilities that were subsequently sold during the year but did not meet the criteria to be classified as held for sale when the impairments were recognized.

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

A summary of our net receivables by type is as follows:

	December 31,	December 31,
	2024	2023

	(in thousands)
Contractual receivables – net	$12,611	$11,888

Effective yield interest receivables	$1,839	$3,127
Straight-line rent receivables	238,690	202,748
Lease inducements	8,788	8,782
Other receivables and lease inducements	$249,317	$214,657

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Cash basis operators and straight-line rent receivable write-offs

We review our collectibility assumptions related to our operator leases on an ongoing basis. During the year ended December 31, 2024, we placed one existing operator and three new operators, which Omega did not previously have a relationship with prior to 2024, on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. There was a $2.8 million write-off of straight-line rent receivable associated with placing the existing operator on a cash basis of revenue recognition. The lease agreements with the three new operators were executed in 2024 as part of the transitions of facilities from other operators, and we placed them on a cash basis concurrent with the lease commencement dates, so there were no straight-line rent receivable write-offs associated with placing these operators on a cash basis.

During the year ended December 31, 2023, we placed one existing operator and two new operators on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. There was no straight-line write-off associated with placing the existing operator on a cash basis of revenue recognition because the lease agreement did not contain any rent escalators. Omega did not previously have relationships with the two new operators placed on a cash basis of revenue recognition prior to the second quarter of 2023. The new lease agreements with each of the two new operators were executed in the respective lease commencement dates, so there were no straight-line rent receivable write-offs associated with moving these operators to a cash basis.

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

During the year ended December 31, 2022, we placed nine additional operators on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was no longer deemed probable. In connection with placing these operators on a cash basis, we recognized $119.8 million in total straight-line rent receivable and lease inducement write-offs through rental income during the year ended December 31, 2022.

During the years ended December 31, 2024, 2023 and 2022, we also wrote-off $1.4 million, $8.1 million and $3.2 million of straight-line rent receivable balances through rental income as a result of transitioning facilities between existing operators.

As of December 31, 2024, we had 21 operators on a cash basis for revenue recognition, which represent 20.5%, 22.1% and 25.6% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2023, we had 19 operators on a cash basis for revenue recognition, which represent 23.1% and 25.9% of our total revenues for the years ended December 31, 2023 and 2022, respectively. These amounts include the impact of straight-line rent receivable, lease inducement and effective yield interest receivable write-offs of $4.2 million, $20.6 million and $124.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Rent Deferrals and Application of Collateral

During the years ended December 31, 2024, 2023 and 2022, we allowed four, ten and ten operators to defer $4.3 million, $35.9 million and $27.0 million of contractual rent and interest, respectively. The deferrals during the year ended December 31, 2024 primarily related to Maplewood ($3.5 million). The deferrals during the year ended December 31, 2023 primarily related to the following operators: LaVie ($19.0 million), Healthcare Homes Limited (“Healthcare Homes”) ($8.2 million), Agemo ($1.9 million) and Maplewood ($1.8 million). During the years ended December 31, 2024, 2023 and 2022, we received repayments of deferred rent of $2.1 million, $1.4 million and $0.3 million, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Additionally, we allowed six, six and seven operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the years ended December 31, 2024, 2023 and 2022, respectively. The total collateral applied to contractual rent and interest was $2.2 million, $17.6 million and $11.0 million for the years ended December 31, 2024, 2023 and 2022 respectively.

Operator updates

Agemo

Agemo, an operator on a cash basis of revenue recognition, did not pay contractual rent and interest due under its lease and loan agreements during the year ended December 31, 2022. Omega had previously entered into a forbearance agreement related to Agemo’s defaults under its lease and loan agreements (the “Agemo Forbearance Agreement”) in 2021. As part of a May 2018 restructuring agreement, we also agreed to, among other things, allow for the deferral of $6.3 million of rent per annum for a 3-year period (the “Agemo Rent Deferral”). The Agemo Forbearance Agreement was amended multiple times throughout 2022 and the most recent 2022 amendment on December 30, 2022 extended the forbearance period through January 31, 2023. In 2022, the Agemo Rent Deferral period was also extended multiple times, and the most recent amendment extended the deferral through April 2022, after which time the deferral period terminated, with the Company remaining subject to the Agemo Forbearance Agreement through January 31, 2023. As of December 31, 2022, the aggregate rent deferred under the Agemo lease agreement was $25.2 million. As discussed in Note 4 – Assets Held for Sale, Dispositions and Impairments, we sold 22 facilities, subject to the Agemo lease agreement, during 2022.

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

Agemo resumed making contractual rent and interest payments during the second quarter of 2023 in accordance with the restructuring terms discussed above. We recorded rental income of $23.8 million and $17.4 million for the years ended December 31, 2024 and 2023, respectively, for the contractual rent payments that were received. No interest income was recognized during the years ended December 31, 2024 and 2023 on the two loans with Agemo because these loans are on non-accrual status and we are utilizing the cost recovery method, under which any payments are applied against the principal amount. See Note 8 – Non-Real Estate Loans Receivable for further discussion on the impact of the restructuring on the loans.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

LaVie

In the fourth quarter of 2022, Omega began the process of restructuring the portfolio with LaVie, which primarily consists of two master lease agreements and two term loan agreements. On December 30, 2022, we sold 11 facilities previously subject to one of the two leases agreements with LaVie. See further discussion on the sale and the accounting treatment in Note 4 – Assets Held For Sale, Dispositions and Impairments. Concurrent with the sale, we also amended the lease agreement impacted by the sale and our loan agreements with LaVie. The amendments to the loan agreements are discussed in Note 8 – Non-Real Estate Loans. With the lease amendment and other related documents, Omega and LaVie agreed to, among other terms:

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

LaVie continued to short pay contractual rent throughout the first quarter of 2024 and into the second quarter of 2024. In June 2024, LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division (the “Bankruptcy Court”). LaVie will continue to operate, as a debtor-in-possession, the 30 facilities subject to a master lease agreement with Omega, unless and until LaVie’s leasehold interest under the master lease agreement is rejected or assumed and assigned. On December 5, 2024, a plan of reorganization was confirmed by the Bankruptcy Court, pursuant to which the LaVie master lease agreement will be assumed and assigned by certain of the reorganized debtor(s) upon the effective date of the plan. We committed to provide, along with another lender, $10 million of a $20 million junior secured debtor-in-possession (“DIP”) financing to LaVie, as further discussed in Note 8 – Non-Real Estate Loans Receivable. As a condition of the DIP financing, LaVie is required to pay Omega full contractual rent under its lease agreement. We determined LaVie was a VIE after it became a debtor-in-possession and following the issuance of the DIP financing loan. Omega is not the primary beneficiary of LaVie because we do not have the power to control the activities that most significantly impact LaVie’s economic performance. See Note 10 – Variable Interest Entities, for additional disclosures surrounding our VIEs.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Prior to its bankruptcy filing, LaVie paid Omega $1.5 million in April 2024 and $1.5 million in May 2024. The April 2024 and May 2024 payments were short of full contractual rent by $1.7 million and $1.5 million, respectively. Following the bankruptcy filing, LaVie paid contractual rent of $2.9 million in June 2024, which reflects full contractual rent prorated for the period after LaVie entered bankruptcy and a $0.1 million short pay for the several days prior to the filing. In the third quarter of 2024, LaVie resumed making full contractual rent payments of $9.2 million due under its lease agreement, which continued through the fourth quarter of 2024 with LaVie making a full contractual rent payment of $9.1 million. As LaVie is on a cash basis of revenue recognition for lease purposes, rental income recorded was equal to cash received of $28.6 million during the year ended December 31, 2024. We did not recognize any interest income related to LaVie during the years ended December 31, 2024, 2023 and 2022 as the three loans outstanding have PIK interest and are on non-accrual status.

Maplewood

During the fourth quarter of 2022, Omega began discussions with Maplewood to restructure its portfolio, which includes a lease agreement and a secured revolving credit facility (the “Maplewood Revolver”). During the fourth quarter of 2022, we placed Maplewood on a cash basis of revenue recognition and wrote-off approximately $29.3 million of straight-line rent receivables and lease inducements.

In the first quarter of 2023, we agreed to a formal restructuring agreement, master lease amendments and loan amendments with Maplewood. As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	extend the maturity date of the master lease from December 2033 to December 2037 with two consecutive 5-year tenant extension options;
●	fix contractual rent at $69.3 million per annum (December 2022 rent annualized) and defer the 2.5% annual escalators under our lease agreement through December 31, 2025, with mandatory repayments to be made subject to certain metrics and due in full by the maturity date;
●	fund $22.5 million of capital expenditures through December 31, 2025;
●	extend the maturity date of the Maplewood Revolver from June 2030 to June 2035 with one borrower 2-year extension option;
●	increase the capacity of the secured revolving credit facility from $250.5 million to $320.0 million, inclusive of payment-in-kind (“PIK”) interest applied to principal;
●	convert the 7% per annum cash interest due on the Maplewood Revolver to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, and 4% cash interest and 3% PIK interest in 2025 and through the maturity date;
●	pay a one-time option termination fee of $12.5 million to Maplewood; and
●	reduce Maplewood’s share of any future potential sales proceeds (in excess of our gross investment) by the unpaid deferred rent balance, the $22.5 million of capital expenditures and the $12.5 million option termination fee payment.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In order to accelerate a negotiated transition process, in May 2024, Omega sent a demand letter to Maplewood and the Estate notifying them of multiple events of default under Maplewood’s lease, loan and related agreements with Omega, including Mr. Smith’s guaranty, including failure to pay full contractual rent and interest for periods in 2023 and 2024. Omega exercised its contractual rights in connection with these defaults, demanded immediate repayment of past due contractual rent and replenishment of the security deposit and accelerated all principal and accrued interest due to Omega under the Maplewood Revolver, which had $301.7 million outstanding as of December 31, 2024, including PIK interest that is not recorded for accounting purposes. We also filed a lawsuit during the second quarter of 2024 to, among other things, foreclose on the pledged equity and assets of Maplewood.

After sending the demand letter, in June 2024, Omega executed a non-binding term sheet with the Key Principals outlining the terms of the proposed transition, which includes maintaining the Maplewood lease agreement and the Maplewood Revolver provided by Omega. On July 31, 2024, we entered into a settlement agreement (the “Settlement Agreement”) with the Estate and submitted it to the probate court for approval. The Settlement Agreement, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the Key Principals, their designee(s) or another designee of Omega’s choosing, with the Estate remaining liable under Mr. Smith’s guaranty until the transition is complete or one year from the court’s approval date, if earlier, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. On August 26, 2024, the probate court approved the Settlement Agreement, and in October 2024, following the probate court’s final and non-appealable order approving the Settlement Agreement, we requested and were granted a dismissal without prejudice of our lawsuit against, among others, the Estate. We are still awaiting regulatory approvals related to licensure of the operating assets before the transition will be completed.

Maplewood began to short pay contractual rent during the second quarter of 2023, which continued throughout 2023 and 2024. For the year ended December 31, 2023, Maplewood paid total contractual rent of $57.8 million, a total short pay of $11.5 million of the $69.3 million due under the lease agreement for the year. Omega applied all $4.8 million of Maplewood’s security deposit towards the total year to date shortfall and recognized rental income of $62.6 million for the year ended December 31, 2023. The $12.5 million option termination fee payment made in the first quarter of 2023 in connection with the restructuring agreement was accounted for as a lease inducement. As Maplewood is on a cash basis of revenue recognition, the inducement was immediately expensed and was recorded as a reduction to the $62.6 million of rental income recognized for the year ended December 31, 2023. For the year ended December 31, 2024, Maplewood paid total contractual rent of $47.5 million, a total short pay of $24.5 million of the $72.0 million (consisting of $69.3 million of contractual rent and $2.7 million of contractual interest) due under the lease and loan agreements for the year. Maplewood’s $4.8 million security deposit was fully exhausted in the fourth quarter of 2023, so we were unable to apply collateral to unpaid rent and interest in 2024. In January 2025, Maplewood short-paid the contractual rent amount due under its lease agreement by $1.3 million.

As discussed further in Note 7 – Real Estate Loans Receivable, we recorded interest income of zero, $1.5 million and $14.7 million on the Maplewood Revolver during the years ended December 31, 2024, 2023 and 2022, respectively.

Guardian

Guardian, an operator on a cash basis of revenue recognition, did not pay contractual rent and interest due under its lease and mortgage loan agreements during the first quarter of 2022. During the first and second quarters of 2022, we completed significant restructuring activities related to the Guardian lease and loan portfolio. In the first quarter of 2022, we transitioned eight facilities previously leased to Guardian to two other operators as part of the planned restructuring. Additionally, during the six months ended June 30, 2022, we sold nine facilities to a third party that were previously leased to Guardian and three facilities previously subject to the Guardian mortgage loan. In the second quarter of 2022, we agreed to a formal restructuring agreement, master lease amendments and mortgage loan amendments with Guardian. As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	reduce the combined rent and mortgage interest to an aggregate $24.0 million per year as of July 1, 2022 ($15.0 million in rent and $9.0 million in interest) with annual escalators of 2.25% beginning in January 2023; and

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Following the execution of the restructuring agreement, Guardian resumed paying contractual rent and interest during the second quarter of 2022 and continued such payments for the remainder of 2022, in accordance with the restructuring terms. For the year ended December 31, 2022, we recorded rental income of $11.3 million for the contractual rent payments that were received. Guardian continued to make contractual rent and interest payments in accordance with the restructuring terms during the first and second quarters of 2023. As discussed in Note 4 – Assets Held For Sale, Dispositions and Impairments, we sold 6 facilities previously leased to Guardian in the second quarter of 2023 and amended the master lease agreement to further reduce rent to $1.5 million. As discussed further in Note 7 – Real Estate Loans Receivable, Guardian also sold the remaining 4 facilities subject to Guardian mortgage loan in the second quarter of 2023 and used the proceeds from the sale to make a principal repayment to Omega, in the same amount, against the mortgage note. Following the repayment, Omega agreed to release the mortgage liens on the facilities.

In August 2023, Guardian failed to make the contractual rent payment due under its lease agreement and continued to fail to make the required contractual rent payments due under its lease agreement throughout the remainder of 2023. We applied $6.3 million of Guardian’s security deposit to fund the unpaid rent for payment missed in the third and fourth quarters. As Guardian is on a cash basis of revenue recognition, we recorded rental income of $16.8 million for the year ended December 31, 2023, respectively, for the contractual rent payments that were received from Guardian and through the application of Guardian’s security deposit.

Guardian continued to fail to make the contractual rent payment due under its lease agreement during the first quarter of 2024. As such, we only recorded rental income of $0.1 million related to our lease with Guardian for the three months ended March 31, 2024 for the application of Guardian’s remaining security deposit to fund a portion of the unpaid rent. In April 2024, we transitioned the remaining six facilities previously included in Guardian’s master lease to a new operator for minimum initial contractual rent of $5.5 million per annum with the potential to increase contractual rent dependent on revenue received by the operator. We recorded rental income of $8.3 million related to our lease with the new operator for the year ended December 31, 2024.

Additionally, as discussed further in Note 7 – Real Estate Loans Receivable, no mortgage interest income has been recognized on the Guardian mortgage loan during the years ended December 31, 2023 and 2022, respectively, as we were accounting for this loan under the cost recovery method.

Healthcare Homes

In December 2022, we agreed to allow Healthcare Homes, a U.K. based operator, to defer £6.7 million of contractual rent from January 2023 through April 2023 with regular payments required to resume in May 2023. During the fourth quarter of 2023, the rent deferral agreement and lease agreement were amended to, among other things, extend the repayment period for the rent deferral to six years, with full repayment due by April 1, 2030, and grant Omega the right to extend the lease by two years. In May 2023, Healthcare Homes resumed making full contractual rent payments. In the third quarter of 2024, Healthcare Homes began making quarter repayments of the deferred rent. Healthcare Homes has remained on a straight-line basis of revenue recognition.

1.2% Operator

In March 2022, an operator (the “1.2% Operator”), representing 1.2% of total revenue for the year ended December 31, 2022, did not pay its contractual amounts due under its lease agreement. In April 2022, the lease with the 1.2% Operator was amended to allow the operator to apply its $2.0 million security deposit toward payment of March 2022 rent and to allow for a short-term rent deferral for April 2022 with regular rent payments required to resume in May 2022. The 1.2% Operator paid contractual rent in May 2022, but it failed to pay the full contractual rent for June 2022 on a timely basis. We placed the 1.2% Operator on a cash basis of revenue recognition during the second quarter of 2022 and wrote-off approximately $8.3 million of straight-line rent receivables. During the third and fourth quarters of 2022, the 1.2% Operator made partial contractual rent payments totaling $4.0 million. As discussed above, we transitioned all 14 facilities previously include in the 1.2% Operator’s master lease to another operator during the first quarter of 2023.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2.0% Operator

In June 2022, an operator (the “2.0% Operator”), representing 2.0% of total revenue for the year ended December 31, 2022, short-paid the contractual rent amount due under its lease agreement by $0.6 million. In July 2022, we drew the full $5.4 million letter of credit that was held as collateral from the 2.0% Operator and applied $0.6 million of the proceeds to pay the unpaid portion of June 2022 rent. In the third quarter of 2022, the 2.0% Operator continued to short-pay the contractual amount due under its lease agreement. As such, we applied $3.3 million of the remaining proceeds of the letter of credit to pay the unpaid portion of July, August and September 2022 rent. We placed the 2.0% Operator on a cash basis of revenue recognition during the third quarter of 2022 and wrote-off approximately $10.5 million of straight-line rent receivables and lease inducements. In the fourth quarter of 2022, the 2.0% Operator paid $2.2 million in contractual rent and we applied the remaining $1.5 million of collateral against the remaining unpaid rent. During the fourth quarter of 2022, we transitioned three of the facilities previously included in the 2.0% Operator’s master lease to another operator. As discussed above, during the first quarter of 2023, we transitioned the remaining 20 facilities previously included in the 2.0% Operator’s master lease to other operators.

Lease Inducements

For the year ended December 31, 2024, we provided a funding of $1.0 million to one of our operators subject to operating leases, which was accounted for as a lease inducement and will be amortized as a reduction to rental income over the remaining term of the lease. As discussed in the “Maplewood” section above, the $12.5 million option termination fee payment made in the first quarter of 2023 in connection with the Maplewood restructuring agreement was accounted for as a lease inducement. In addition, for the year ended December 31, 2023, we provided a funding of $3.4 million to Healthcare Homes, which was accounted for as a lease inducement and will be amortized as a reduction to rental income over the remaining contractual term of the lease.

NOTE 6 –LEASES

Lease Income

The following table summarizes the Company’s rental income:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Fixed income from operating leases	$871,189	$811,123	$735,247
Variable income from operating leases	15,718	14,257	14,961
Interest income from direct financing leases	1,003	1,014	1,023
Total rental income	$887,910	$826,394	$751,231

Our variable lease income primarily represents the reimbursement of real estate taxes by operators that Omega pays directly.

Lessor – Operating Leases

The following amounts reflect the future minimum lease payments due to us for the remainder of the initial terms of our operating leases as of December 31, 2024:

(in thousands)
2025	$927,069
2026	947,098
2027	941,009
2028	917,667
2029	905,495
Thereafter	6,282,523
Total	$10,920,861

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Lessor – Direct Financing Leases

The components of investments in direct financing leases consist of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Minimum lease payments receivable	$21,478	$22,628
Less unearned income	(10,420)	(11,423)
Investment in direct financing leases	11,058	11,205
Less allowance for credit losses on direct financing leases	(1,605)	(2,489)
Investment in direct financing leases – net	$9,453	$8,716

Properties subject to direct financing leases	1	1
Number of direct financing leases	1	1

Lessee – Operating Leases

As of December 31, 2024, the Company is a lessee under ground leases and/or facility leases related to 10 SNFs, four ALFs and one MOB and our corporate headquarters. For the years ended December 31, 2024, 2023 and 2022, the expenses associated with these operating leases were $3.2 million, $2.8 million and $2.2 million, respectively and are included within general and administrative expense on the Statements of Operations.

The following table summarizes the balance sheet information related to leases where the Company is a lessee:

	December 31,	December 31,
	2024	2023

	(in thousands)
Other assets - right of use assets	$28,302	$30,178

Accrued expenses and other liabilities – lease liabilities	$30,328	$31,625

In connection with a 6-facility asset acquisition in the first quarter of 2023, the Company recorded $9.9 million of right-of-use assets and lease liabilities associated with ground leases assumed in the acquisition.

NOTE 7 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of December 31, 2024, our real estate loans receivable consists of 21 fixed rate mortgages on 97 long-term care facilities and 18 other real estate loans. The facilities subject to the mortgage notes are operated by 16 independent healthcare operating companies and are located in 10 states and within the U.K. The other real estate loans are with 13 of our operators as of December 31, 2024. We monitor compliance with the loans and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of our real estate loans receivable by loan type and by borrower and/or guarantor is as follows:

	December 31,	December 31,
	2024	2023

	(in thousands)
Mortgage notes due 2030; interest at 11.39%(1)(2)	$525,530	$514,866
Mortgage notes due 2025; interest at 10.59%(1)	172,476	—
Mortgage notes due 2027 and 2037; interest at 10.60%(1)	84,951	72,420
Mortgage note due 2028; interest at 10.00%	53,750	50,000
Mortgage note due 2025; interest at 7.85%	—	62,010
Other mortgage notes outstanding(3)	145,620	55,141
Mortgage notes receivable – gross	982,327	754,437
Allowance for credit losses on mortgage notes receivable	(39,562)	(55,661)
Mortgage notes receivable – net	942,765	698,776
Other real estate loan due 2035; interest at 7.00%	263,580	263,520
Other real estate loans due 2025-2030; interest at 11.85%(1)	101,904	120,576
Other real estate loan due 2025; interest at 10.00%(4)	13,000	106,807
Other real estate loans outstanding(5)	138,736	57,812
Other real estate loans – gross	517,220	548,715
Allowance for credit losses on other real estate loans	(31,687)	(35,329)
Other real estate loans – net	485,533	513,386
Total real estate loans receivable – net	$1,428,298	$1,212,162
(1)	Approximates the weighted average interest rate on facilities as of December 31, 2024.
(2)	All mortgage notes mature in 2030 with the exception of one mortgage note with an outstanding principal balance of $21.3 million with a maturity date of December 31, 2024, which was extended to December 31, 2025 subsequent to year end.
(3)	Other mortgage notes outstanding consists of 12 loans to multiple borrowers that have a weighted average interest rate of 9.80% as of December 31, 2024, with maturity dates ranging from 2025 through 2029 (with $18.8 million maturing in 2025). Two of the mortgage notes with an aggregate principal balance of $12.9 million are past due and have been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(4)	During the third quarter of 2024, we modified the priority of collateral available to use under the loan agreements for two loans with aggregate principal balances of $115.9 million and $106.8 million as of December 31, 2024 and December 31, 2023, respectively. As a result of these modifications, we adjusted the presentation of the loans from real estate loans receivable to non-real estate loans receivable as of September 30, 2024. See Note 8 – Non-Real Estate Loans Receivable for additional information. Additionally, we issued a new $13.0 million other real estate loan to the same borrower during the third quarter of 2024.
(5)	Other real estate loans outstanding consists of 11 loans to multiple borrowers that have a weighted average interest rate of 11.0% as of December 31, 2024, with maturity dates ranging from 2027 to 2033.

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Mortgage notes – interest income	$91,434	$68,340	$74,233
Other real estate loans – interest income	35,366	29,426	36,089
Total real estate loans interest income	$126,800	$97,766	$110,322

During the year ended December 31, 2024, we funded $370.2 million under 29 real estate loans that were originated during 2024 with a weighted average interest rate of 10.5%. We also advanced $7.9 million under existing real estate loans during the year ended December 31, 2024. We received principal repayments of $77.9 million on real estate loans during the year ended December 31, 2024.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Mortgage Notes due 2030; interest at 11.39%

At December 31, 2024, Omega had $525.5 million of Mortgage Notes with Ciena Healthcare Management, Inc (“Ciena”). This primarily includes one master mortgage agreement consisting of the following:

●	A Ciena master mortgage note with initial principal of $415 million that matures on June 30, 2030 (the “Ciena Master Mortgage”). Following an amendment in May 2020, the Ciena Master Mortgage interest rate was adjusted to 10.67% per annum with annual escalators of 0.225%. During 2022, Ciena repaid $92.4 million under the Ciena Master Mortgage. Concurrent with this repayment, we released the mortgage liens on five facilities in exchange for the partial repayment. As of December 31, 2024, the outstanding principal balance of the Ciena Master Mortgage note is $277.0 million and it is secured by 19 facilities. The interest rate on the Ciena Master Mortgage was 11.8% at December 31, 2024.
●	Multiple incremental facility mortgages, construction and/or improvement mortgages with maturities through 2030 with initial annual interest rates ranging between 8.5% and 10% and fixed annual escalators of 2% or 2.5% over the prior year’s interest rate, or a fixed increase of 0.225% per annum. During the fourth quarter of 2024, one construction mortgage, included in the mortgage notes described above, with an original maturity date of 2023 was extended to 2030 and converted into a facility mortgage. During 2022, Ciena repaid $51.0 million under seven additional mortgages. Concurrent with this repayment, we released the mortgage liens on two facilities in exchange for the partial repayment. As of December 31, 2024, the outstanding principal balance of these mortgage notes is $116.1 million. The notes are secured by five facilities and have a weighted average rate of 10.96%.
●	A mortgage note with initial principal of $44.7 million that was originally secured by five SNFs located in Michigan. The mortgage note matures on June 30, 2030 and bore an initial annual interest rate of 9.5% which increases each year by 0.225%. During 2022, Ciena repaid $15.1 million under this mortgage. Concurrent with this repayment, we released the mortgage liens on one facility in exchange for the partial repayment. As of December 31, 2024, the outstanding principal balance of this mortgage note is $28.5 million and it is secured by four SNFs. The interest rate on the mortgage note was 10.85% at December 31, 2024.
●	A mortgage note with initial principal of $83.5 million secured by eight SNFs and one ALF located in Michigan. The mortgage note matures on June 30, 2030 and bore an initial annual interest rate of 10.31% which increases each year by 2%. The interest rate on the mortgage note was 11.16% at December 31, 2024. As of December 31, 2024, the outstanding principal balance of this mortgage note is $82.6 million.

In addition, Omega has a $21.3 million mortgage note with Ciena secured by one SNF located in Ohio. The mortgage note had an original maturity date of March 31, 2022 and bore an initial annual interest rate of 9.5%. The mortgage note has since been amended multiple times, extending the maturity date to December 31, 2024 and increasing the interest rate to 9.74% beginning April 1, 2022, to 9.98% beginning April 1, 2023 and to 10% beginning January 1, 2024. Subsequent to year end, the mortgage note was amended to extend the maturity date to December 31, 2025. As of December 31, 2024, the outstanding principal balance of this mortgage note is $21.3 million.

The mortgage notes with Ciena are cross-defaulted and cross-collateralized with our existing master lease and other non-real estate loans with Ciena.

Mortgage Notes due 2025; interest at 10.59%

In May 2024, we funded an aggregate $71.7 million under two new mortgage loans to an existing U.K. operator. Both mortgage loans bear interest at 10.0% and had original maturity dates of October 28, 2024. Interest is payable monthly in arrears and no principal payments are due until maturity. The loans are secured by first mortgage liens on two parcels of land that the U.K. operator intends to develop into two facilities. During the fourth quarter of 2024, the $18.5 million mortgage loan was extended to February 28, 2025 and the $53.2 million mortgage loan was extended to May 31, 2025.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the fourth quarter of 2024, we funded an additional $61.7 million and $39.1 million, respectively, under two new mortgage loans to the same existing U.K. operator discussed above. Both mortgage loans bear interest at 11.0%. The $61.7 million mortgage loan has a maturity date of October 29, 2025 and the $39.1 million mortgage loan has a maturity date of November 27, 2025. Interest is payable monthly in arrears and no principal payments are due until maturity. Both mortgage loans contain a purchase option, whereby Omega can purchase the facilities that secure the mortgage loans. The purchase options can be exercised upon the occurrence of certain conditions.

Mortgage Notes due 2027 and 2037; interest at 10.60%

In July 2021, we financed six SNFs in Ohio and amended an existing $6.4 million mortgage, inclusive of two Ohio SNFs, to include the six facilities in a consolidated $72.4 million mortgage for eight Ohio facilities bearing interest at an initial rate of 10.5% per annum. The mortgage loan originally had a maturity date of December 31, 2032, which was subsequently amended in the second quarter of 2023 to December 31, 2037.

Mortgage Note due 2028; interest at 10.00%

In December 2023, we funded a $50.0 million mortgage loan to a new operator for the purpose of acquiring four Illinois facilities. The mortgage loan bears interest at 10% and matures on December 28, 2028. During the fourth quarter of 2024, the mortgage loan was amended to increase the maximum principal to $60.0 million. Interest is payable monthly in arrears. The loan is secured by a first mortgage lien on the four facilities. As of December 31, 2024, the outstanding principal balance of this mortgage note is $53.8 million.

Mortgage Note due 2025; interest at 7.85%

In connection with our acquisition of MedEquities Realty Trust, Inc. in May 2019, the Company acquired a first mortgage lien issued to Lakeway Realty, L.L.C., an unconsolidated joint venture discussed in Note 11 – Investments in Joint Ventures. The loan had original principal of approximately $73.0 million and bore interest at 8% per annum based on a 25-year amortization schedule with a March 20, 2025 maturity date. The remaining outstanding principal balance of $60.1 million was repaid in full in December 2024.

Mortgage Note due 2031; interest at 11.27%

In January 2014, we entered into a $112.5 million first mortgage loan with Guardian. The mortgage loan was placed on non-accrual status for interest recognition in October 2021 and was being accounted for under the cost recovery method as a result of ongoing liquidity issues.

Guardian did not pay contractual rent and interest due under its lease and mortgage loan agreements during the first quarter of 2022. In February 2022, Guardian completed the sale of three facilities subject to the Guardian mortgage loan with Omega. Concurrent with the sale, Omega agreed to release the mortgage liens on these facilities in exchange for a partial paydown of $21.7 million. In connection with the partial paydown, we recorded a $5.1 million recovery for credit losses in the first quarter of 2022 related to the Guardian mortgage loan. In the second quarter of 2022, we agreed to a formal restructuring agreement and amendments to the master lease and mortgage loan with Guardian, which among other adjustments, allowed for the deferral of certain contractual interest as discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements. These amendments were treated as a loan modification provided to a borrower experiencing financial difficulty. Following the execution of the restructuring agreement, Guardian resumed paying contractual rent and interest during the second quarter of 2022 and continued such payments throughout the remainder of 2022, in accordance with the restructuring terms.

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

Other mortgage notes outstanding

As of December 31, 2024, our other mortgage notes outstanding represent 12 mortgage loans to 12 operators with liens on 19 facilities. Included below are significant new mortgage loans within this line item that were entered into during the years ended December 31, 2024 and 2023 and significant updates to any existing loans.

Mortgage Note due 2027

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

Other real estate loan due 2035; interest at 7.00%

In July 2020, we entered into the Maplewood Revolver with maximum borrowings of $220.5 million as a part of an overall restructuring with this operator. Loan proceeds under the Maplewood Revolver may be used to fund Maplewood’s working capital needs. Advances made under the Maplewood Revolver bear interest at a fixed rate of 7% per annum and the facility originally matured on June 30, 2030. In June 2022, we amended the Maplewood Revolver to increase the maximum commitment under the facility from $220.5 million to $250.5 million. Maplewood was determined to be a VIE when this loan was originated in 2020. Our balances and risk of loss associated with Maplewood are included within our disclosures in Note 10 – Variable Interest Entities. As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, we began negotiations to restructure and amend Maplewood’s lease and loan agreements during the fourth quarter of 2022. As a result of the anticipated restructuring, we placed the Maplewood Revolver on non-accrual status for interest recognition during the fourth quarter of 2022 due to the anticipated restructuring of its lease and loan agreement.

In the first quarter of 2023, Omega entered into a restructuring agreement and a loan amendment that modified the Maplewood Revolver. As part of the restructuring agreement and loan amendment, Omega agreed to extend the maturity date to June 2035, increase the capacity of the Maplewood Revolver from $250.5 million to $320.0 million, including PIK interest applied to the principal, and to convert the 7% cash interest due on the Maplewood Revolver to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, and 4% cash interest and 3% PIK interest in 2025 and through the maturity date. The maximum PIK interest allowable under the Maplewood Revolver, as amended, is $52.2 million. This amendment was treated as a loan modification provided to a borrower experiencing financial difficulty.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Omega sent a demand letter to Maplewood during the second quarter of 2024 notifying Maplewood that due to multiple existing events of default under Maplewood’s lease, loan, and related agreements, Omega had exercised its contractual rights to immediately accelerate the outstanding principal and accrued interest under the Maplewood Revolver agreement. After sending the demand letter, in June 2024 Omega executed a non-binding term sheet with the Key Principals outlining the terms of a proposed transition, which includes the assignment of Mr. Smith’s equity in Maplewood to the Key Principals and maintaining the existing Maplewood lease agreement and the Maplewood Revolver (without reflecting the acceleration of the maturity) provided by Omega. On July 31, 2024, we entered into the Settlement Agreement with the Estate and submitted it to the probate court for approval. The Settlement Agreement, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the Key Principals, their designee(s) or another designee of Omega’s choosing, with the Estate remaining liable under Mr. Smith’s guaranty until the transition is complete or one year from the court’s approval date, if earlier, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. On August 26, 2024, the probate court approved the Settlement Agreement, and in October 2024, following the probate court’s final and non-appealable order approving the Settlement Agreement, we requested and were granted a dismissal without prejudice of our lawsuit against, among others, the Estate. We are still awaiting regulatory approvals related to licensure of the operating assets before the transition will be completed. There is no certainty that the regulatory approvals will be received or that this transition will be completed as intended, on a timely basis, or at all. If the proposed transition plan is not completed, we may incur a substantial loss on the Maplewood Revolver up to the amortized cost basis of the loan. We adjusted the internal risk rating on the Maplewood Revolver, utilized as a component of our allowance for credit loss calculation, from a 3 to a 4 in the second quarter of 2023 when Maplewood began to short-pay contractual rent under its lease agreement. In the first quarter of 2024, we again adjusted the internal risk rating from a 4 to 5 to reflect the increased risk of the Maplewood Revolver as a result of the missed interest payments in the first quarter of 2024, discussed below, and due to the status of the on-going negotiations with the Estate. We believe the internal risk rating of a 5 appropriately reflects the risks as of December 31, 2024. See the allowance for credit losses attributable to real estate loans with a 5 internal risk rating within Note 9 – Allowance for Credit Losses.

During the year ended December 31, 2024, Maplewood failed to make aggregate cash interest payments of $2.7 million that were required under the Maplewood Revolver agreement. During the three months ended March 31, 2023, we recorded interest income of $1.5 million on the Maplewood Revolver for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. During the year ended December 31, 2022, we recorded interest income of $14.7 million on the Maplewood Revolver. We did not record any interest income related to the PIK interest during the years ended December 31, 2024 and 2023. As of December 31, 2024, the amortized cost basis of the Maplewood Revolver was $263.6 million, which represents 17.6% of the total amortized cost basis of all real estate loan receivables. As of December 31, 2024, the remaining commitment under the Maplewood Revolver, including the unrecognized PIK interest, was $18.3 million.

Other real estate loans due 2025-2030; interest at 11.85%

In June 2022, we entered into a $35.6 million mezzanine loan with an existing operator related to new operations undertaken by the operator. The loan bears interest at a fixed rate of 12% per annum and matures on June 30, 2025. The loan also requires quarterly principal payments of $1.0 million commencing on January 1, 2023 and additional payments contingent on the operator’s achievement of certain metrics. The loan is secured by a leasehold mortgage and a pledge of the operator’s equity interest in a joint venture. As of December 31, 2024, the outstanding principal balance of this loan is $27.6 million.

In April 2023, we entered into two mezzanine loans, with principal balances of $68.0 million and $6.6 million, respectively, with an existing operator and its affiliates in connection with the operator’s acquisition of 13 SNFs in West Virginia. The $68.0 million loan matures on April 13, 2029 and bears interest at a variable rate that results in a blended interest rate of 12% per annum across this loan and three other loans, including the $6.6 million mezzanine loan and both $15.0 million mezzanine loans discussed under Notes due 2024-2029 in Note 8 – Non-Real Estate Loans Receivable. The $68.0 million loan requires quarterly principal payments of $1.0 million commencing on July 1, 2023 and additional payments contingent on certain metrics. The $68.0 million loan is secured by a leasehold mortgage and a pledge of the operator’s equity interest in subsidiaries of the operator. The $6.6 million mezzanine loan matures on April 14, 2029 and bears interest at a rate of 8% per annum. The $6.6 million mezzanine loan was made to a new real estate joint venture, RCA NH Holdings RE Co., LLC, that we formed in April 2023 with the acquiring operator. As of December 31, 2024, the aggregate outstanding principal balance of these two mezzanine loans is $63.8 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other real estate loans outstanding

As of December 31, 2024, our other real estate loans outstanding represent 11 loans to 10 operators. Included below are the significant new loans entered into during the years ended December 31, 2024 and 2023 and significant updates to any existing loans.

Preferred Equity Investment in Joint Venture - $27.3 million

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

NOTE 8 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators and/or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower and/or personal guarantees. As of December 31, 2024, we had 48 loans with 30 different borrowers. A summary of our non-real estate loans by borrower and/or guarantor is as follows:

	December 31,	December 31,
	2024	2023

	(in thousands)
Notes due 2026; interest at 13.22%(1)	$115,913	$—
Notes due 2036; interest at 5.71%	73,142	77,854
Note due 2026; interest at 11.00%	47,126	53,300
Notes due 2025-2029; interest at 11.81%(1)(2)	45,226	92,681
Note due 2025; interest at 9.12%(1)	42,499	44,999
Notes due 2025 and 2036; interest at 3.25%(1)	38,308	32,308
Other notes outstanding(3)	92,855	96,104
Non-real estate loans receivable – gross	455,069	397,246
Allowance for credit losses on non-real estate loans receivable	(122,795)	(121,631)
Total non-real estate loans receivable – net	$332,274	$275,615
(1)	Approximate weighted average interest rate as of December 31, 2024.
(2)	During the second quarter of 2024, two working capital loans with maturity dates of June 30, 2024 were repaid in full. These two loans had an aggregate outstanding principal balance of $39.5 million as of December 31, 2023.
(3)	Other notes outstanding have a weighted average interest rate of 9.17% as of December 31, 2024, with maturity dates ranging from 2025 through 2034 (with $40.7 million maturing in 2025). Three of the other notes outstanding with an aggregate principal balance of $9.0 million are past due, two of which have been written down to the estimated fair value of the underlying collateral of zero, through our allowance for credit losses. The one other past due other loan outstanding has sufficient collateral to support the principal balance outstanding of $0.1 million as of December 31, 2024.

For the years ended December 31, 2024, 2023 and 2022, non-real estate loans generated interest income of $30.4 million, $22.1 million and $13.6 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

During the year ended December 31, 2024, we funded $60.6 million under 13 non-real estate loans that were originated during 2024 with a weighted average interest rate of 8.4%. We advanced $14.8 million under existing non-real estate loans during the year ended December 31, 2024. We received principal repayments of $119.7 million on non-real estate loans during the year ended December 31, 2024.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Notes due 2026; interest at 13.22%

Notes due in 2026 consists of two secured term loans with Genesis with initial borrowings of $48.0 million and $16.0 million at issuance that previously were included as real estate loans receivables within our Consolidated Balance Sheets. The $48.0 million term loan was issued in July 2016 (the “2016 Term Loan”), with subsequent amendments in 2018, 2019, 2021 and 2023, and currently bears interest at a fixed rate of 14% per annum, of which 9% per annum is paid-in-kind. The 2016 Term Loan was initially scheduled to mature on July 29, 2020. The $16.0 million secured term loan was issued on March 6, 2018 (the “2018 Term Loan”), with subsequent amendments in 2021 and 2023, and bears interest at a fixed rate of 10% per annum, of which 5% per annum is paid-in-kind. The 2018 Term Loan was initially scheduled to mature on July 29, 2020. As amended, both loans had a maturity date of June 30, 2025. On September 30, 2024, the loans were amended to (i) modify the priority of certain real estate collateral securing the loans, (ii) extend the maturity date to June 30, 2026 and (iii) keep the existing interest rates but reduce the portion of contractual interest permitted to be paid in kind to 3.5% per annum on the 2016 Term Loan and to 2.5% per annum on the 2018 Term Loan beginning September 1, 2025. Following the modification to the priority of certain real estate collateral available to us under the loan agreements, we adjusted our presentation of these loans from real estate loans receivable to non-real estate loans receivable as of September 30, 2024. Both the 2016 and 2018 Term Loans are on an accrual status as of December 31, 2024. As of December 31, 2024, there was approximately $93.4 million and $22.5 million outstanding on the 2016 and 2018 Term Loans, respectively.

Notes due 2036; interest at 5.71%

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

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, Agemo did not pay contractual rent and interest due under its lease and loan agreements throughout 2022. The loans are on non-accrual status and are accounted for under the cost recovery method and whereby any interest and fees received directly against the principal of the loan. During the year ended December 31, 2022, we recorded additional provisions for credit losses of $10.8 million related to the Agemo WC Loan because of reductions in the fair value of the underlying collateral assets supporting the current carrying values.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Agemo exercised its option to defer the interest payments due on April 1, 2023 and resumed making interest payments in May 2023 in accordance with the restructuring terms discussed above. During the years ended December 31, 2024 and 2023, we received $4.7 million and $3.2 million of interest payments from Agemo that we applied against the outstanding principal of the loans and recognized a recovery for credit loss equal to the amount of payments applied against the principal. As of December 31, 2024, the amortized cost basis of these loans was $73.1 million, which represents 16.1% of the total amortized cost basis of all non-real estate loans receivables. As of December 31, 2024, the total reserves related to the Agemo Replacement loans was $70.9 million.

Note due 2026; interest at 11.00%

In December 2023, the Company entered into a $50.0 million secured term loan with a principal of an operator that bears interest at a fixed rate of 11% per annum and matures on December 19, 2026. In connection with entering into this loan, we also entered into two lease amendments to extend the term of two leases with entities associated with this principal. The loan is collateralized by a pledge of equity interests in a closely held corporation of which the principal is the majority owner. The loan requires monthly interest and principal payments commencing January 19, 2024. As of December 31, 2024, there was approximately $47.1 million outstanding on the secured term loan.

Notes due 2025-2029; interest at 11.81%

Notes due 2025-2029 consist of 11 loans with the same operator, the majority of which are primarily short-term revolving lines of credit that are collateralized by the accounts receivable of certain operations of the operator. During the second quarter of 2024, the most significant loan with this operator, which was a revolving line of credit that we entered into on June 28, 2022 in connection with the $35.6 million mezzanine loan discussed in Note 7 – Real Estate Loans Receivable above, was repaid in full. The line of credit bore interest at a fixed rate of 10% per annum and had an original maturity date of June 30, 2023 (or earlier based on certain state reimbursement conditions), which was subsequently extended during 2023 to June 30, 2024. The revolving line of credit was secured by a first priority interest on the operator’s accounts receivable related to the new operations.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note due 2025; interest at 9.12%

On July 8, 2019, the Company entered into a $15 million unsecured revolving credit facility agreement with a principal of an operator that bore interest at a fixed rate of 7.5% per annum and originally matured on July 8, 2022. The loan is collateralized by the assets of the principal and is cross-collateralized with the lease and other loans of the operator of which this borrower is the principal. During 2022, this revolving credit facility was amended multiple times to increase the maximum principal to $48 million, extend the maturity date to December 31, 2024 and amend the principal payment schedule to include escalating monthly principal payments beginning in July 2022. During 2023, this revolving credit facility was further amended to increase the maximum principal to $55 million, increase the interest rate on certain borrowings as discussed above and modify the principal payment schedule. During the third and fourth quarters of 2023, the borrower failed to make aggregate contractual principal payments of $8.5 million due under the revolving credit facility. In February 2024, we amended the revolving credit facility agreement to, among other items, extend the maturity date to December 31, 2025, reduce the maximum principal under the loan from $55.0 million to $45.0 million and to modify the mandatory principal payments required under the loan, such that the $8.5 million of missed principal payments are no longer past due and will be paid over the remaining loan term. Additionally, the amendment increased the interest rate on principal balances exceeding $15.0 million to 8% in January 2024, with further interest rate increases to 9% and 10% in April 2024 and June 2024, respectively. The interest rate remains at 7.5% for borrowings that do not exceed $15.0 million. In December 2024, the loan was amended to increase the interest rate on the entire balance outstanding to 12.5% per annum beginning January 1, 2025 and modify the principal payment schedule.

Notes due 2025 and 2036; interest at 3.25%

On September 1, 2021, we entered into an $8.3 million term loan with LaVie. This term loan bore interest at a fixed rate of 7% per annum, originally matured on March 31, 2031 and required monthly principal payments of $0.1 million commencing September 1, 2022. The loan is secured by a guarantee from LaVie’s parent entities.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On June 2 and 3, 2024, LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. As described in LaVie’s filings with the Bankruptcy Court, we provided $10.0 million of DIP financing to LaVie in order to support sufficient liquidity to, among other things, effectively operate its facilities during bankruptcy. Another lender, TIX 33433, LLC, also agreed to provide $10.0 million of DIP financing to LaVie, which is pari passau to Omega’s loan. The DIP loan bears interest at 10.0% and is paid-in-kind in arrears on a monthly basis. The principal is due upon maturity. Currently, the DIP loan matures on the earlier of (i) October 31, 2024, (ii) the effective date of a plan of reorganization or liquidation in the Chapter 11 cases or (iii) upon an event of default as defined in the DIP loan agreement. The DIP lenders hold a second priority interest in the assets of LaVie, which include cash and accounts receivable. Proceeds of any future asset sales, claims and causes of action and debt or equity issuances all serve as collateral for the DIP loans. During the fourth quarter of 2024, the maturity date of DIP loan was extended to November 15, 2024. In January 2025, the maturity date of the loan was again extended to March 31, 2025.

Given the risks associated with the bankruptcy process, we elected to evaluate the risk of loss on the DIP loan on an individual basis. As the fair value of the collateral available to Omega was estimated to be less than the outstanding principal of $4.5 million as of June 30, 2024, we reserved $4.2 million through the provision for credit losses in the second quarter of 2024 to write the loan down to the estimated fair value of the collateral of $0.3 million. The DIP loan was also placed on non-accrual status for interest recognition, and we will utilize the cost recovery method for any proceeds received on the DIP loan. As a result of the issuance of the DIP loans discussed above, Omega’s collateral position under the $25.0 million secured term loan decreased from second to third priority. We estimated that there will be insufficient collateral available for this loan following the decrease in priority and therefore recognized a $3.6 million provision for credit losses in the second quarter of 2024 to fully reserve the $25.0 million secured term loan. During the fourth quarter of 2024, we reserved an additional $1.8 million through the provision for credit losses to write the DIP loan down to zero following additional draws of $1.5 million during the fourth quarter of 2024.

As of December 31, 2024, the amortized cost basis of the three LaVie loans was $38.3 million, which represents 8.4% of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of December 31, 2024 related to the LaVie loans was $38.3 million.

Other notes outstanding

As of December 31, 2024, our other notes outstanding represent 28 loans to operators and/or principals that primarily consists of term loans and working capital loans or revolving credit facilities. Many of these loans are not individually significant and the use of proceeds of these loans can vary. Included below are the significant new loans entered into during the years ended December 31, 2024 and 2023 and significant updates to any existing loans.

Working Capital Loan – $20 million

In November 2021, we entered into a $20.0 million working capital loan (the “$20.0 million WC loan”) with an operator that managed, on an interim basis, the operations of 23 facilities formerly leased to Gulf Coast. The $20.0 million WC loan bore interest at 3% per annum. The maturity date of the $20.0 million WC loan was December 31, 2022. The $20.0 million WC loan was secured by the accounts receivable of these facilities during the interim period of operation.

During the year ended December 31, 2022, we recognized provisions for credit losses of $5.2 million related to the $20.0 million WC loan, which resulted in the loan being fully reserved. Following the sale of 22 facilities, discussed in Note 4 – Assets Held for Sale, Dispositions and Impairments, the remaining accounts receivable outstanding that collateralize the loan was insufficient to support the current outstanding balance, and as a result, we recorded the additional reserves to reduce the carrying value of the loan to the fair value of the collateral. The $20.0 million WC Loan was placed on non-accrual status during the third quarter of 2022 and was accounted for under the cost recovery method. During the year ended December 31, 2023, we recognized a recovery for credit loss of $0.8 million for principal payments received on this loan. During the second quarter of 2024, we wrote-off the loan and reserve balances.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Gulf Coast – DIP Facility

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

During the year ended December 31, 2022, we recorded an additional net provision for credit losses of $0.2 million related to the DIP Facility, which reflects the full reserve of additional advances of $2.2 million made under the facility during 2022 and a $2.0 million recovery for interest and fee payments received during 2022 that were applied against the outstanding principal. The DIP Facility matured on August 15, 2022, which resulted in a write-off of the loan and reserve balances. During the years ended December 31, 2024 and 2023, we received proceeds of $5.3 million and $1.0 million, respectively, from the liquidating trust which resulted in a recovery for credit losses equal to that amount.

Revolving Credit Facility – $25 million

On October 1, 2021, the Company amended the terms of a $15 million revolving credit facility with an operator that was previously issued in December 2020 and had a maturity date of December 1, 2022. The amendment increased the maximum principal of $20 million, reduced the interest rate to 5% for the first year and 6% thereafter and extended the maturity date to September 30, 2024. The credit facility is secured by a first lien on the accounts receivable of the operator. This revolving credit facility was further amended in the fourth quarter of 2022 to increase the maximum principal to $25 million, with any borrowed amount in excess of $20 million to be repaid no later than June 30, 2023. During the third quarter of 2023, this revolving credit facility was further amended to increase the maximum principal to $25 million, increase the interest rate to 8.5% beginning in October 2024 and extend the maturity date to December 31, 2025. As of December 31, 2024, $23.6 million was outstanding on the revolving credit facility.

Promissory Notes – $20 million

In the fourth quarter of 2022, the Company entered into three unsecured loans with a principal of an operator with principal amounts of $17.0 million, $2.5 million and $0.5 million. The loans bear interest at 9% and mature on September 30, 2027. All three loans require quarterly principal payments commencing on January 3, 2023. As of December 31, 2024, the loans have total outstanding principal of $14.7 million.

$10.0 million Mezzanine Loan and Working Capital Loan

On June 30, 2023, the Company entered into a $10.0 million mezzanine loan and a revolving working capital loan with an existing operator in connection with the operator’s acquisition of a portfolio of facilities in Pennsylvania. The $10.0 million mezzanine loan matures on June 30, 2028 and bears interest at a fixed rate of 11% per annum. The $10.0 million mezzanine loan also requires monthly amortizing payments of principal and interest in the amount of $0.2 million. The $10.0 million mezzanine loan is secured by an equity interest in a subsidiary of the operator. The working capital loan matures on June 30, 2026 and bears interest at a fixed rate of 10% per annum. The working capital loan has a maximum principal of $34.0 million for the first year that decreases to $20.0 million thereafter. The working capital loan is secured by the accounts receivable of the acquired facilities. During the fourth quarter of 2024, the working capital loan was repaid in full. As of December 31, 2024, the mezzanine loan has an outstanding principal balance of $7.7 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 9 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses, summarized by financial instrument type and internal credit risk rating, for the years ended December 31, 2024, 2023 and 2022 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2023	Provision (recovery) for Credit Loss for the year ended December 31, 2024(1)		Write-offs charged against allowance for the year ended December 31, 2024	Other additions to the allowance for the year ended December 31, 2024	Allowance for Credit Loss as of December 31, 2024
		(in thousands)
1	Real estate loans receivable	$1,501	$(1,189)		$—	$—	$312
2	Real estate loans receivable	291	201		—	—	492
3	Real estate loans receivable	12,635	(1,644)		—	—	10,991
4	Real estate loans receivable	65,113	(42,585)	(2)	—	—	22,528
5	Real estate loans receivable	—	25,476	(2)	—	—	25,476
6	Real estate loans receivable	11,450	—		—	—	11,450
	Sub-total	90,990	(19,741)		—	—	71,249

5	Investment in direct financing leases	2,489	(884)		—	—	1,605
	Sub-total	2,489	(884)		—	—	1,605

2	Non-real estate loans receivable	1,151	(1,114)		—	—	37
3	Non-real estate loans receivable	3,903	(2,035)		—	—	1,868
4	Non-real estate loans receivable	720	1,548		—	—	2,268
5	Non-real estate loans receivable	43,404	(117)		—	—	43,287
6	Non-real estate loans receivable	72,453	16,393		(13,511)	—	75,335
	Sub-total	121,631	14,675	(3)	(13,511)	—	122,795

2	Unfunded real estate loan commitments	10	(9)		—	—	1
3	Unfunded real estate loan commitments	335	126		—	—	461
4	Unfunded real estate loan commitments	4,314	(4,274)	(2)	—	—	40
5	Unfunded real estate loan commitments	—	1,767	(2)	—	—	1,767
2	Unfunded non-real estate loan commitments	692	(679)		—	—	13
3	Unfunded non-real estate loan commitments	46	137		—	—	183
4	Unfunded non-real estate loan commitments	63	370		—	—	433
5	Unfunded non-real estate loan commitments	1,594	(1,594)		—	—	—
6	Unfunded non-real estate loan commitments	—	65		—	—	65
	Sub-total	7,054	(4,091)		—	—	2,963

	Total	$222,164	$(10,041)		$(13,511)	$—	$198,612
(1)	During the year ended December 31, 2024, we received proceeds of $5.3 million from the liquidating trust related to the DIP Facility with Gulf Coast, which resulted in a recovery for credit losses of $5.3 million that is not included in the rollforward above since we had previously written-off the loan balance and related reserves.
(2)	Amount reflects the movement of reserves associated with the Maplewood Revolver due to an adjustment to the internal risk rating on the loan from 4 to a 5 during the first quarter of 2024. See Note 7 – Real Estate Loans Receivable for additional information.
(3)	This amount includes cash recoveries of $4.7 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery in which any payments received are applied directly against the principal balance outstanding. This amount also includes $0.6 million related to principal payments received on loans that were fully reserved.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2022	Provision (recovery) for Credit Loss for the year ended December 31, 2023(1)	Write-offs charged against allowance for the year ended December 31, 2023		Other additions to the allowance for the year ended December 31, 2023		Allowance for Credit Loss as of December 31, 2023
		(in thousands)
1	Real estate loans receivable	$162	$1,339	$—		$—		$1,501
2	Real estate loans receivable	157	134	—		—		291
3	Real estate loans receivable	15,110	(2,475)	—		—		12,635
4	Real estate loans receivable	33,666	31,447	—		—		65,113
6	Real estate loans receivable	52,265	(3,860)	(36,955)	(2)	—		11,450
	Sub-total	101,360	26,585	(36,955)		—		90,990

5	Investment in direct financing leases	2,816	(327)	—		—		2,489
	Sub-total	2,816	(327)	—		—		2,489

2	Non-real estate loans receivable	859	292	—		—		1,151
3	Non-real estate loans receivable	2,079	1,824	—		—		3,903
4	Non-real estate loans receivable	634	86	—		—		720
5	Non-real estate loans receivable	18,619	(415)	—		25,200	(3)	43,404
6	Non-real estate loans receivable	61,677	10,776	—		—		72,453
	Sub-total	83,868	12,563	—		25,200		121,631

2	Unfunded real estate loan commitments	—	10	—		—		10
3	Unfunded real estate loan commitments	—	335	—		—		335
4	Unfunded real estate loan commitments	84	4,230	—		—		4,314
2	Unfunded non-real estate loan commitments	207	485	—		—		692
3	Unfunded non-real estate loan commitments	29	17	—		—		46
4	Unfunded non-real estate loan commitments	—	63	—		—		63
5	Unfunded non-real estate loan commitments	—	1,594	—		—		1,594
	Sub-total	320	6,734	—		—		7,054

	Total	$188,364	$45,555	$(36,955)		$25,200		$222,164
(1)	During the year ended December 31, 2023, we received proceeds of $1.0 million from the liquidating trust related to the DIP Facility with Gulf Coast, which resulted in a recovery for credit losses of $1.0 million that is not included in the rollforward above since we had previously written-off the loan balance and related reserves.
(2)	This amount relates to the write-off of the allowance for the Guardian mortgage note in connection with the settlement and partial forgiveness of the note in the second quarter of 2023. See Note 7 – Real Estate Loans Receivable for additional provision includes an additional details.
(3)	This amount relates to the additional $25.2 million allowance recorded during the first quarter of 2023 to reserve the aggregate deferred rent amount that is included within Agemo Replacement Loan B. See Note 8 – Non-Real Estate Loans Receivable for additional details.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2021	Provision (recovery) for Credit Loss for the year ended December 31, 2022		Write-offs charged against allowance for the year ended December 31, 2022		Allowance for Credit Loss as of December 31, 2022
		(in thousands)
1	Real estate loans receivable	$—	$162		$—		$162
2	Real estate loans receivable	14	143		—		157
3	Real estate loans receivable	5,367	9,743		—		15,110
4	Real estate loans receivable	20,577	13,089		—		33,666
5	Real estate loans receivable	136	(136)		—		—
6	Real estate loans receivable	56,480	248		(4,463)	(1)	52,265
	Sub-total	82,574	23,249		(4,463)		101,360

3	Investment in direct financing leases	530	(530)		—		—
5	Investment in direct financing leases	-	2,816		—		2,816
	Sub-total	530	2,286		—		2,816

2	Non-real estate loans receivable	29	830		—		859
3	Non-real estate loans receivable	1,206	873		—		2,079
4	Non-real estate loans receivable	56	578		—		634
5	Non-real estate loans receivable	7,861	10,758	(2)	—		18,619
6	Non-real estate loans receivable	51,269	28,460	(3)(4)	(18,052)	(5)	61,677
	Sub-total	60,421	41,499		(18,052)		83,868

3	Unfunded real estate loan commitments	251	(251)		—		—
4	Unfunded real estate loan commitments	117	(33)		—		84
2	Unfunded non-real estate loan commitments	7	200		—		207
3	Unfunded non-real estate loan commitments	207	(178)		—		29
4	Unfunded non-real estate loan commitments	216	(216)		—		—
6	Unfunded non-real estate loan commitments	143	2,107	(5)	(2,250)	(5)	—
	Sub-total	941	1,629		(2,250)		320

	Total	$144,466	$68,663		$(24,765)		$188,364
(1)	During the third quarter of 2022, we wrote-off the loan balance and reserve for a loan that expired during the quarter which had previously been fully reserved.
(2)	This provision includes an additional $10.8 million allowance recorded on the Agemo WC Loan during the year ended December 31, 2022. See Note 8 – Non-Real Estate Loans Receivable for additional information on the Agemo WC Loan.
(3)	This provision includes an additional $23.3 million allowance recorded on the LaVie $25.0 million term loan and on the $8.3 million term loan during the fourth quarter of 2022. See Note 8 – Non-Real Estate Loans Receivable for additional information on the LaVie term loans.
(4)	This provision includes an additional $5.2 million allowance recorded on the $20 million WC loan during the year ended December 31, 2022 as discussed in Note 8 – Non-Real Estate Loans Receivable.
(5)	In the second quarter of 2022 we recorded an additional reserve of $2.2 million related to the remaining commitment under the Gulf Coast DIP Facility as we were notified of the operator’s intent to draw the funds in the third quarter of 2022. In the third quarter of 2022, the remaining commitment under the DIP Facility was drawn and the DIP Facility expired and as a result we wrote-off the loan balance and related reserves as we did not expect to collect amounts under the DIP Facility following the expiration.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Included below is a summary of the amortized cost basis of our financial instruments by year of origination and internal risk rating and a summary of our gross write-offs by year of origination:

Rating	Financial Statement Line Item	2024	2023	2022	2021	2020	2019 & older	Revolving Loans	Balance as of December 31, 2024
		(in thousands)
1	Real estate loans receivable	$—	$—	$20,000	$—	$—	$—	$—	$20,000
2	Real estate loans receivable	29,700	8,680	—	—	21,325	—	—	59,705
3	Real estate loans receivable	273,243	161,166	27,600	72,420	—	—	—	534,429
4	Real estate loans receivable	73,991	90,403	—	31,626	82,615	330,276	—	608,911
5	Real estate loans receivable	—	—	—	—	—	—	263,580	263,580
6	Real estate loans receivable	—	—	—	—	—	12,922	—	12,922
	Sub-total	376,934	260,249	47,600	104,046	103,940	343,198	263,580	1,499,547

5	Investment in direct financing leases	—	—	—	—	—	11,058	—	11,058
	Sub-total	—	—	—	—	—	11,058	—	11,058

2	Non-real estate loans receivable	—	—	—	—	—	—	15,989	15,989
3	Non-real estate loans receivable	4,175	81,333	17,687	—	—	2,551	55,761	161,507
4	Non-real estate loans receivable	4,411	—	—	—	—	117,477	27,822	149,710
5	Non-real estate loans receivable	6,000	1,500	—	—	—	45,028	—	52,528
6	Non-real estate loans receivable	5,027	3,812	24,457	7,851	—	28,188	6,000	75,335
	Sub-total	19,613	86,645	42,144	7,851	—	193,244	105,572	455,069

	Total	$396,547	$346,894	$89,744	$111,897	$103,940	$547,500	$369,152	$1,965,674

	Year to date gross write-offs	$—	$(5,879)	$—	$—	$—	$(3,092)	$(4,540)	$(13,511)

Interest Receivable on Real Estate Loans and Non-real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of December 31, 2024 and 2023, we have excluded $11.1 million and $10.2 million, respectively, of contractual interest receivables and $1.8 million and $3.1 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the years ended December 31, 2024, 2023 and 2022, we recognized $3.3 million, $1.7 million and $17.2 million, respectively, of interest income related to loans on non-accrual status as of December 31, 2024.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Below is a summary of our assets, liabilities, collateral, and maximum exposure to loss associated with these unconsolidated VIEs as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

	(in thousands)
Assets
Real estate assets – net	$1,250,131	$996,540
Assets held for sale	—	51,700
Real estate loans receivable – net	534,048	370,147
Investments in unconsolidated joint ventures	9,754	9,009
Non-real estate loans receivable – net	38,463	10,679
Contractual receivables – net	994	746
Other assets	1,539	1,423
Total assets	1,834,929	1,440,244

Liabilities
Accrued expenses and other liabilities	(52,692)	(46,677)
Total liabilities	(52,692)	(46,677)

Collateral
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,422,096)	(1,090,953)
Total collateral	(1,470,096)	(1,138,953)

Maximum exposure to loss	$312,141	$254,614
(1)	Amount excludes accounts receivable amounts that Omega has a security interest in as collateral under the two working capital loans with entities that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $5.5 million and $8.9 million as of December 31, 2024 and December 31, 2023, respectively.

In determining our maximum exposure to loss from these VIEs, we considered the underlying carrying value of the real estate subject to leases with these entities and other collateral, if any, supporting our other investments, which may include accounts receivable, security deposits, letters of credit or personal guarantees, if any, as well as other liabilities recognized with respect to these entities.

The table below reflects our total revenues from the entities that are considered unconsolidated VIEs, following the date they were determined to be VIEs, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue
Rental income (1)	$106,911	$81,900	$53,158
Interest income	16,414	5,512	16,456
Total	$123,325	$87,412	$69,614
(1)	The rental income for the year ended December 31, 2023, reflects the $12.5 million option termination fee payment made to Maplewood in the first quarter of 2023 that was accounted for as a lease inducement (see Note 5 – Contractual Receivables and Other Receivables and Lease Inducements). The rental income for the year ended December 31, 2022, reflects the write-off of approximately $29.3 million of straight-line rent receivables and lease inducements related to Maplewood (see Note 5 – Contractual Receivables and Other Receivables and Lease Inducements).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Consolidated VIEs

We own a partial equity interest in a joint venture that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the joint venture. We also sold an ALF to the joint venture for $7.7 million in net proceeds during the first quarter of 2022. Accordingly, this joint venture has been consolidated. Omega is not required to make any additional capital contributions to the joint venture. As of December 31, 2024 and 2023, this joint venture has $24.3 million and $27.9 million, respectively, of total assets and $20.8 million and $20.7 million, respectively, of total liabilities, which are included in our Consolidated Balance Sheets. As a result of consolidating the joint venture, in the first quarter of 2022, we recorded a $2.9 million noncontrolling interest to reflect the contributions of the minority interest holder of the joint venture. No gain or loss was recognized on the initial consolidation of the VIE or upon the sale of the ALF to the joint venture.

In addition, as discussed in Note 3 – Real Estate Asset Acquisitions and Development, we consolidated the EATs that were classified as VIEs. See further discussion of EATs that were consolidated in Note 3 – Real Estate Asset Acquisitions and Development.

NOTE 11 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

Omega owns an interest in a number of joint ventures which generally invest in the long-term healthcare industry. The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

				Carrying Amount
	Ownership	Facility	Facility	December 31,	December 31,
Entity	% (1)	Type	Count (1)	2024	2023
Lakeway Realty, L.L.C.(2)	51%	Specialty facility	1	$67,541	$68,902
Second Spring Healthcare Investment	15%	N/A	—	7,117	8,945
Cindat Joint Venture(3)	N/A	N/A	N/A	—	97,559
Other Real Estate JVs(4)(5)(6)	20% – 50%	Various	6	6,736	6,009
Other Healthcare JVs(6)(7)	9% – 25%	N/A	N/A	7,317	6,994
				$88,711	$188,409
(1)	Ownership percentages and facility counts are as of December 31, 2024.
(2)	The joint venture owns the Lakeway Regional Medical Center (the “Lakeway Hospital”) in Lakeway, Texas. Our initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. The lessee of the Lakeway Hospital has an option to purchase the facility from the joint venture. The lessee also has a right of first refusal and a right of first offer in the event the joint venture intends to sell or otherwise transfer Lakeway Hospital. As of December 31, 2023, we had $62.0 million outstanding under a mortgage loan to this joint venture, which was repaid in full in December 2024.
(3)	As of December 31, 2023, we held a 49% interest in the Cindat Joint Venture that owned 63 care homes leased to two operators in the U.K. pursuant to operating leases. In July 2024, we acquired the remaining 51% ownership interest in the Cindat Joint Venture, such that we now own 100% of the ownership interest in the entity that owns the Cindat portfolio. See Note 3 – Real Estate Asset Acquisitions and Development for additional information.
(4)	Includes three joint ventures formed for the purpose of owning or providing financing for SNFs, ALFs or specialties facilities.
(5)	During the third quarter of 2024, one of the other real estate JVs, OMG Senior Holdings, LLC, sold one specialty facility to an unrelated third party for approximately $40.7 million in net cash proceeds and recognized a gain on sale of approximately $12.9 million ($6.5 million of which represents the Company’s share of the gain).
(6)	As of December 31, 2024 and 2023, we had an aggregate of $18.5 million and $17.5 million, respectively, of loans outstanding with these joint ventures.
(7)	Includes six joint ventures engaged in businesses that support the long-term healthcare industry and our operators.

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill:

(in thousands)
Balance as of December 31, 2023	$643,897
Foreign currency translation	(233)
Balance as of December 31, 2024	$643,664

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of our lease intangibles as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

	(in thousands)
Assets:
Above market leases(1)	$31,864	$4,214
Accumulated amortization	(3,800)	(3,532)
Net above market leases	$28,064	$682

Liabilities:
Below market leases	$34,723	$48,791
Accumulated amortization	(26,647)	(37,177)
Net below market leases	$8,076	$11,614
(1)	As of December 31, 2024, includes $27.4 million of intangible assets related to above market leases assumed in connection with the acquisition of the remaining 51% interest in the Cindat Joint Venture during the third quarter of 2024 (see Note 3 – Real Estate Asset Acquisitions and Development).

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

For the years ended December 31, 2024, 2023 and 2022, our net amortization related to intangibles was $1.7 million, $9.4 million and $5.7 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2025 – $(0.9) million; 2026 – $(1.2) million; 2027 – $(1.3) million; 2028 – $(1.9) million; 2029 – $(2.2) million and $(12.5) million thereafter. As of December 31, 2024, the weighted average remaining amortization period of above market lease assets is approximately ten years and of below market lease liabilities is approximately seven years.

NOTE 13 - CONCENTRATION OF RISK

As of December 31, 2024, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 1,026 healthcare facilities, located in 42 states and the U.K. and operated by 87 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled approximately $10.1 billion at December 31, 2024, with approximately 98% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 589 SNFs, 290 ALFs, 19 ILFs, 18 specialty facilities and one MOB, (ii) fixed rate mortgages on 52 SNFs, 43 ALFs, one specialty facility and one ILF, and (iii) 12 facilities that are held for sale. At December 31, 2024, we also held other real estate loans (excluding mortgages) receivable of $485.5 million and non-real estate loans receivable of $332.3 million, consisting primarily of secured loans to third-party operators of our facilities, and $88.7 million of investments in 11 unconsolidated joint ventures.

At December 31, 2024 and 2023, we had investments with one operator/or manager that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated approximately 5.2%, 5.4% and 6.9% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The revenue associated with Maplewood for the year ended December 31, 2023 reflects a reduction of revenue of $12.5 million related to a termination fee payment made by Omega as discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements. During the year ended December 31, 2024, we also have one operator with total revenues that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated approximately 11.8%, 11.7% and 9.1% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Revenue percentages above include the impact of straight-line rent receivable write-offs, lease inducement write-offs and effective yield interest receivable write-offs of $4.2 million, $20.6 million and $124.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, CommuniCare represented approximately 8.2% of our total investments.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2024, the three states in which we had our highest concentration of investments were Texas (9.2%), Indiana (6.2%) and California (5.7%). In addition, our concentration of investments in the U.K. is 14.1%.

NOTE 14 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Annual
		Interest Rate
		as of
		December 31,	December 31,	December 31,
	Maturity	2024	2024	2023

			(in thousands)
Secured borrowings:
HUD mortgages(1)	2049-2051	N/A	$—	$41,878
2024 term loan(2)	2024	N/A	—	20,085
2026 mortgage loan(1)	2026	10.31%	231,148	—
Deferred financing costs – net			(3,753)	—
Premium – net			15,915	—
Total secured borrowings			243,310	61,963

Unsecured borrowings:
Revolving credit facility(3)(4)	2025	5.67%	—	20,397
			—	20,397
Senior notes and other unsecured borrowings:
2024 notes(3)(5)	2024	N/A	—	400,000
2025 notes(3)(6)	2025	4.50%	400,000	400,000
2026 notes(3)	2026	5.25%	600,000	600,000
2027 notes(3)	2027	4.50%	700,000	700,000
2028 notes(3)	2028	4.75%	550,000	550,000
2029 notes(3)	2029	3.63%	500,000	500,000
2031 notes(3)	2031	3.38%	700,000	700,000
2033 notes(3)	2033	3.25%	700,000	700,000
2025 term loan(3)(7)	2025	5.60%	428,500	428,500
OP term loan(8)(9)	2025	5.52%	50,000	50,000
Deferred financing costs – net			(14,843)	(20,442)
Discount – net			(18,108)	(23,102)
Total senior notes and other unsecured borrowings – net			4,595,549	4,984,956

Total unsecured borrowings – net			4,595,549	5,005,353

Total secured and unsecured borrowings – net(10)(11)			$4,838,859	$5,067,316
(1)	Wholly owned subsidiaries of Omega OP are or were the obligor on these borrowings.
(2)	Borrowing was the debt of the consolidated joint venture discussed in Note 8 – Variable Interest Entities which was formed in the first quarter of 2022. The borrowing was secured by two ALFs, which are owned by the joint venture. During the second quarter of 2024, Omega repaid this loan using available cash and proceeds from our $1.45 billion senior unsecured multicurrency revolving credit facility (“Revolving Credit Facility”).
(3)	Guaranteed by Omega OP.
(4)	During the second quarter of 2023, the Company transitioned its benchmark interest rate for its Revolving Credit Facility from LIBOR to SOFR. The applicable interest rate on the US Dollar tranche and on the GBP borrowings under the alternative currency tranche of the credit facility were 5.67% and 6.02% as of December 31, 2024, respectively.
(5)	The Company repaid the $400 million of 4.95% senior notes that matured on April 1, 2024 using available cash and proceeds from our Revolving Credit Facility.
(6)	Subsequent to December 31, 2024, the Company repaid the $400 million of 4.50% senior notes that matured on January 15, 2025 using available cash.
(7)	The weighted average interest rate of the $428.5 million 2025 term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 4.047%.
(8)	Omega OP is the obligor on this borrowing.
(9)	During the second quarter of 2023, the Company transitioned its benchmark interest rate for its $50.0 million senior unsecured term loan facility (the “OP Term Loan”) from LIBOR to SOFR. The weighted average interest rate of the $50 million OP Term Loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 3.957%.
(10)	All borrowings are direct borrowings of Parent unless otherwise noted.
(11)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2024 and December 31, 2023, we were in compliance with all applicable covenants for our borrowings.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Secured Borrowings

HUD Mortgage Debt

On October 31, 2019, we assumed $389 million in mortgage loans guaranteed by HUD. The HUD loans had maturity dates between 2046 and 2052 with fixed interest rates ranging from 2.82% per annum to 3.24% per annum.

During 2020, we paid $13.7 million to retire two mortgage loans with an average interest rate of 3.08% per annum with maturities in 2051 and 2052.

On August 31, 2022, we paid approximately $7.9 million to retire one mortgage loan with a fixed interest rate of 2.92% per annum with a maturity date in 2051.

In connection with the sales made in the third and fourth quarters of 2023 (as discussed further in Note 4 – Assets Held for Sale, Dispositions and Impairments), 29 mortgage loans in the aggregate amount of $281.7 million were retired. These 29 loans had a weighted average fixed interest rate of 3.03% per annum with maturities between 2046 and 2052.

During the fourth quarter of 2023, we paid approximately $14.8 million to retire three mortgage loans with a weighted average fixed interest rate of 2.97% per annum with maturity dates between 2046 and 2052.

During the first quarter of 2024, the remaining nine HUD mortgages with outstanding principal of $41.6 million were paid off.

We recognized $1.3 million, $0.5 million and $0.4 million, respectively, of losses on debt extinguishment for prepayment penalties incurred on the HUD mortgage payoffs, discussed above, for the years ended December 31, 2024, 2023 and 2022.

All HUD loans were subject to the regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, debt service and capital replacement expenditures. As of December 31, 2023, the Company had total escrow reserves of $4.9 million with the loan servicer that is reported within other assets on the Consolidated Balance Sheets.

2026 Mortgage Loan

As discussed in Note 3 – Real Estate Asset Acquisitions and Development, we assumed the 2026 Mortgage Loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture. The 2026 Mortgage Loan matures in August 2026 but can be repaid without a prepayment penalty beginning November 2025. The 2026 Mortgage Loan bears interest at the Sterling Overnight Index Average (“SONIA”) plus an applicable margin of 5.38%. As part of the transaction, we assumed four interest rate cap contracts that ensure the annual interest rate on the 2026 Mortgage Loan does not exceed 10.38%. The fair value adjustment on the 2026 Mortgage Loan was $20.7 million and is being amortized into interest expense over the remaining contractual term of the loan. The net premium of $15.9 million in the table above relates to the fair value adjustment on the 2026 Mortgage Loan. We incurred $4.9 million of deferred costs in connection with the assumption of the 2026 Mortgage Loan.

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

Revolving Credit Facility

On April 30, 2021, Omega entered into a credit agreement (the “Omega Credit Agreement”) providing us with a new Revolving Credit Facility, replacing our previous $1.25 billion senior unsecured multicurrency revolving credit facility obtained in 2017 and the related credit agreement. The Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $2.5 billion, by requesting an increase in the aggregate commitments under the Revolving Credit Facility or by adding term loan tranches.

The Revolving Credit Facility bears interest at SOFR plus an adjustment of 0.11448% per annum (or in the case of loans denominated in GBP, the SONIA reference rate plus an adjustment of 0.1193% per annum, and in the case of loans denominated in Euros, the Euro interbank offered rate, or EURIBOR) plus an applicable percentage (with a range of 95 to 185 basis points) based on our credit ratings. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market, and is administered by the Federal Reserve Bank of New York. The Revolving Credit Facility may be drawn in Euros, GBP, Canadian Dollars (collectively, “Alternative Currencies”) or USD, with a $1.15 billion tranche available in USD and a $300 million tranche available in Alternative Currencies. The Revolving Credit Facility matures on April 30, 2025, subject to Omega’s option to extend such maturity date for two six-month periods. In January 2025, Omega provided notification to extend the maturity date to October 30, 2025.

We incurred $12.9 million of deferred costs in connection with the Omega Credit Agreement.

OP Term Loan

On April 30, 2021, Omega OP entered into a credit agreement (the “Omega OP Credit Agreement”) providing it with a new OP Term Loan. The OP Term Loan replaces the $50 million senior unsecured term loan obtained in 2017 and the related credit agreement. The OP Term Loan bears interest at SOFR plus an adjustment of 0.11448% per annum plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. The OP Term Loan matures on April 30, 2025, subject to Omega OP’s option to extend such maturity date for two, six-month periods. In January 2025, Omega provided notification to extend the maturity date to October 30, 2025.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The required principal payments, excluding the premium or discount and deferred financing costs on our secured and unsecured borrowings, for each of the five years following December 31, 2024 and the aggregate due thereafter are set forth below:

(in thousands)
2025	$878,500
2026	831,148
2027	700,000
2028	550,000
2029	500,000
Thereafter	1,400,000
Total	$4,859,648

NOTE 15 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of December 31, 2024, we have 12 interest rate swaps with $478.5 million in notional value and four interest rate caps with £190.0 million in notional value. The swaps and the majority of the caps are designated as cash flow hedges of the interest payments on three of Omega’s variable interest loans. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

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

As discussed in Note 3 – Real Estate Asset Acquisitions and Development, we assumed four interest rate cap contracts as a part of our acquisition of the remaining 51% interest in the Cindat Joint Venture. The interest rate caps terminate on August 26, 2026. The interest rate cap contracts ensure that the annual interest rate on the 2026 Mortgage Loan does not exceed 10.38%.

Foreign Currency Forward Contracts and Debt Designated as Net Investment Hedges

We have historically used debt denominated in GBP and foreign currency forward contracts to hedge a portion of our net investments, including certain intercompany loans, in the U.K. against fluctuations in foreign exchange rates.

In March 2021, we entered into four foreign currency forward contracts with notional amounts totaling £174.0 million, that matured on March 8, 2024, to hedge a portion of our net investments in the U.K., including an intercompany loan and an investment in our U.K. joint venture, effectively replacing the terminated net investment hedge. The forwards were issued at a weighted average GBP-USD forward rate of 1.3890.

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

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	December 31,	December 31,
	2024	2023

Cash flow hedges:	(in thousands)
Other assets	$381	$—
Accrued expenses and other liabilities	$554	$6,533

Net investment hedges:
Other assets	$8,434	$8,903
Accrued expenses and other liabilities	$—	$8

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2024 and 2023, the net carrying amounts and fair values of other financial instruments were as follows:

	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$9,453	$9,453	$8,716	$8,716
Real estate loans receivable – net	1,428,298	1,447,262	1,212,162	1,258,838
Non-real estate loans receivable – net	332,274	340,025	275,615	279,710
Total	$1,770,025	$1,796,740	$1,496,493	$1,547,264
Liabilities:
Revolving credit facility	$—	$—	$20,397	$20,397
2026 mortgage loan	243,310	247,063	—	—
2024 term loan	—	—	20,085	19,750
2025 term loan	427,044	428,500	424,662	428,500
OP term loan	49,966	50,000	49,864	50,000
4.95% notes due 2024 – net	—	—	399,747	398,888
4.50% notes due 2025 – net	399,968	399,856	399,207	393,240
5.25% notes due 2026 – net	599,259	600,714	598,553	596,508
4.50% notes due 2027 – net	696,766	691,040	695,302	671,538
4.75% notes due 2028 – net	546,933	542,553	545,925	528,704
3.63% notes due 2029 – net	494,308	461,180	493,099	440,785
3.38% notes due 2031 – net	688,962	620,809	687,172	594,734
3.25% notes due 2033 – net	692,343	585,389	691,425	564,809
HUD mortgages – net	—	—	41,878	31,322
Total	$4,838,859	$4,627,104	$5,067,316	$4,739,175

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

As a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2024, 2023 and 2022, we distributed dividends in excess of our taxable income.

We currently own stock in certain subsidiary REITs. These subsidiary entities are required to individually satisfy all of the rules for qualification as a REIT. If we fail to meet the requirements for qualification as a REIT for any of the subsidiary REITs, it may cause the Parent REIT to fail the requirements for qualification as a REIT also.

We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes and may be subject to current-year income inclusion relating to ownership of a controlled foreign corporation for U.S. income tax purposes. As of December 31, 2024, one of our TRSs that is subject to income taxes at the applicable corporate rates had a net operating loss (“NOL”) carry-forward of approximately $9.8 million. Our NOL carry-forward was partially reserved as of December 31, 2024, with a valuation allowance due to uncertainties regarding realization. Under current law, NOL carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. The majority of our U.K. portfolio elected to enter the U.K. REIT regime with an effective date of April 1, 2023. In connection with entering the U.K. REIT regime, we recognized several adjustments to our deferred tax balances in the first quarter of 2023 as summarized below. As discussed in Note 3 – Real Estate Asset Acquisitions and Development, we acquired foreign net operating losses of $47.8 million resulting in a NOL deferred tax asset of $11.9 million in connection with our acquisition of one U.K. entity in the second quarter of 2024 and we acquired foreign net operating losses of $55.0 million resulting in a NOL deferred tax asset of $13.4 million in connection with the acquisition of one U.K. entity in the first quarter of 2022. As of December 31, 2024, we have aggregate NOL carryforwards of approximately $76.4 million associated with two U.K. subsidiaries. These U.K. NOLs have no expiration date and may be available to offset future taxable income. We believe these foreign NOLs are realizable under a “more likely than not” measurement and have not recorded a valuation allowance against the deferred tax asset.

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

The following is a summary of our provision for income taxes:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Federal, state and local income tax expense(1)	$1.5	$2.0	$1.2
Foreign income tax expense(2)	9.4	4.3	3.4
Total income tax expense (3)	$10.9	$6.3	$4.6
(1)	For the years ended December 31, 2024, 2023 and 2022, income before income tax expense and income from unconsolidated joint ventures from domestic operations was $386.4 million, $234.2 million and $418.5 million, respectively.
(2)	For the years ended December 31, 2024, 2023 and 2022, income before income tax expense and income from unconsolidated joint ventures from foreign operations was $34.3 million, $21.5 million and $17.6 million, respectively.
(3)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

The following is a summary of deferred tax assets and liabilities:

	December 31,	December 31,
	2024	2023

	(in thousands)
U.S. Federal net operating loss carryforward	$2,048	$2,079
Valuation allowance on deferred tax asset	(1,925)	(2,024)
Foreign net operating loss carryforward	19,101	9,491
Foreign deferred tax asset (1)	200	—
Net deferred tax asset	$19,424	$9,546

Foreign deferred tax liability (1)	$—	$1,508
Net deferred tax liability	$—	$1,508
(1)	The deferred tax asset and liability resulted from book to tax differences recorded in the U.S. relating to depreciation and revenue recognition in the U.K.

NOTE 18 – STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time through March 2025. The Company is authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases will be determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be discontinued at any time. Under Maryland law, shares repurchased become authorized but unissued shares. The Company reduced the common stock at par value and to the extent the cost acquired exceeds par value, it is recorded through additional paid-in capital on our Consolidated Balance Sheets and Consolidated Statements of Equity. During the year ended December 31, 2022, the Company repurchased 5.2 million shares of our outstanding common stock at an average price of $27.32 per share, for a total repurchase cost of $142.3 million. The average price per share and repurchase cost includes the cost of commissions. Omega did not repurchase any of its outstanding common stock under this announced program during 2023 or 2024.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At-The-Market Offering Program

During the second quarter of 2021, we entered into a new “at-the-market” (“ATM”) Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion (the “2021 ATM Program”) may be sold from time to time by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals. Under the 2021 ATM Program, compensation for sales of the shares was limited to 2% or less of the gross sales price per share for shares sold through each financial institution.

During the third quarter of 2024, we terminated the 2021 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.25 billion (the “2024 ATM Program,” and together with the 2021 ATM Program, the “ATM Program”) may be sold from time to time (i) by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals, or (ii) by several financial institutions acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Under the 2024 ATM Program, compensation for sales of the shares will not exceed 2% of the gross sales price per share for shares sold through each financial institution. The use of forward sales under the 2024 ATM Program generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the ATM Program during 2022, 2023 or 2024. The following is a summary of the shares issued under our ATM Program for each of the years ended December 31, 2022, 2023, and 2024 (in thousands except average price per share):

		Average Net Price
Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
December 31, 2022	—	$—	$—	$—
December 31, 2023	7,243	30.25	221,732	219,140
December 31, 2024	28,714	36.49	1,058,080	1,047,767
(1)	Represents the average price per share after commissions.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRCSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock. The table below presents information regarding the shares issued under the DRCSPP for each of the years ended December 31, 2022, 2023, and 2024 (in thousands):

Period Ended	Shares issued	Gross Proceeds
December 31, 2022	308	$9,229
December 31, 2023	3,715	117,259
December 31, 2024	5,078	187,969

Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record	Payment	Dividend per
Date	Date	Common Share
February 5, 2024	February 15, 2024	$0.67
April 30, 2024	May 15, 2024	0.67
August 5, 2024	August 15, 2024	0.67
November 4, 2024	November 15, 2024	0.67
February 10, 2025	February 18, 2025	0.67

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
Common	2024	2023	2022
Ordinary income	$1.862	$2.258	$1.264
Return of capital	0.712	0.212	0.095
Capital gains	0.106	0.210	1.321
Total dividends paid	$2.680	$2.680	$2.680

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

For additional information regarding dividends, see Note 17 – Taxes.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

	(in thousands)
Foreign currency translation	$(66,110)	$(49,770)
Derivative instruments designated as cash flow hedges(1)	76,713	75,111
Derivative instruments designated as net investment hedges	11,898	3,931
Total accumulated other comprehensive income before noncontrolling interest	22,501	29,272
Add: portion included in noncontrolling interest	230	66
Total accumulated other comprehensive income for Omega	$22,731	$29,338
(1)

During the years ended December 31, 2024, 2023 and 2022, we reclassified $9.6 million, $6.7 million and $4.2 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

NOTE 19 – STOCK-BASED COMPENSATION

At December 31, 2024, we maintained several stock-based compensation plans as described below. For the years ended December 31, 2024, 2023 and 2022, we recognized stock-based compensation of $36.7 million, $35.1 million and $27.3 million, respectively, related to these plans. For purposes of measuring stock-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were deemed necessary for the years ended December 31, 2024, 2023 or 2022.

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

	January 1,	January 1,	January 1,
	2024	2023	2022
Closing price on date of grant	$30.66	$27.95	$29.59
Dividend yield	8.74%	9.59%	9.06%
Risk free interest rate at time of grant	4.15%	4.28%	0.98%
Expected volatility(1)	25.27%	40.28%	38.74%
(1)	Expected volatility is using 50% historical volatility and 50% implied volatility.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the activity in restricted stock, RSUs, PRSUs, and PIUs for the years ended December 31, 2022, 2023 and 2024:

	Time-Based		Performance-Based
		Weighted -		Weighted -	Total
	Number of	Average Grant-	Number of	Average Grant-	Compensation
	Shares/Omega	Date Fair Value	Shares/Omega	Date Fair Value	Cost (1)
	OP Units	per Share	OP Units	per Share	(in millions)
Non-vested at December 31, 2021	318,412	$38.62	2,222,047	$17.94
Granted during 2022	256,818	29.40	1,620,330	14.73	$31.40
Cancelled during 2022	(2,000)	29.59	(5,232)	11.90
Forfeited during 2022	—	—	(621,199)	13.68
Vested during 2022	(165,206)	40.91	—	—
Non-vested at December 31, 2022	408,024	31.93	3,215,946	17.16
Granted during 2023	309,927	28.15	2,139,421	13.42	$37.40
Cancelled during 2023	—	—	(1,228)	11.35
Forfeited during 2023	—	—	(539,312)	17.50
Vested during 2023	(208,119)	34.31	(482,772)	21.52
Non-vested at December 31, 2023	509,832	28.66	4,332,055	14.78
Granted during 2024	306,526	30.73	2,368,170	13.22	$40.70
Cancelled during 2024	—	—	(20,811)	12.98
Vested during 2024(2)	(251,457)	29.56	(578,763)	19.93
Non-vested at December 31, 2024	564,901	$29.38	6,100,651	$13.69
(1)	Total compensation cost to be recognized on the awards based on grant date fair value.
(2)	PRSUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

As of December 31, 2024, unrecognized compensation costs related to unvested awards to employees is as follows:

●	$5.1 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 28 months.
●	$1.4 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 12 months.
●	$16.9 million on TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 42 months.
●	$20.6 million on Relative TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 42 months.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards (units). The deferred stock awards (units) participate in future dividend equivalents as well as the change in the value of the Company’s common stock. As of December 31, 2024 and 2023, the Company had 667,986 and 653,842 deferred stock units outstanding.

Tax Withholding for Stock Compensation Plans

Stock withheld to pay tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2024, 2023 and 2022, was $0.3 million, $0.6 million and $1.1 million, respectively.

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

As of December 31, 2024, approximately 3.8 million shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Litigation

Shareholder Litigation Settlement

The Company and certain of its officers, C. Taylor Pickett, Robert O. Stephenson, and Daniel J. Booth, were named as defendants in a purported securities class action lawsuit in the U.S. District Court for the Southern District of New York (the “Securities Class Action”). The parties executed a stipulation of settlement dated December 9, 2022 (“Settlement”), which provided for a dismissal and release of all claims against the defendants without any admission of wrongdoing or liability on the part of the Company or the individual defendants. The Settlement became effective May 25, 2023, and the Settlement payment of $30.75 million was distributed to class members. In the second quarter of 2023, after the Company fulfilled all of its obligations pursuant to the court-approved Settlement, the Company reversed the previously recorded $31 million legal reserve, which was included within accrued expenses and other liabilities on the Consolidated Balance Sheets, and the related $31 million receivable related to the insurance reimbursement, which was included within other assets on the Consolidated Balance Sheets.

Certain derivative actions were brought against the officers named in the Securities Class Action, and certain current and former directors of the Company, alleging claims relating to the matters at issue in the Securities Class Action. In February 2024, formal stipulations of settlement incorporating the substantive terms of the memoranda of understanding and detailing the proposed settlements’ operational terms were submitted for court approval. The orders approving the formal stipulations of settlement became final and non-appealable in the second and third quarters of 2024, respectively, and the Company fulfilled all of its obligations pursuant to such stipulations of settlements. The settlements are without any admission of the allegations in the complaints, which the defendants deny. In the second quarter of 2024, the Company’s insurers funded $2.8 million to an escrow account established for the purpose of paying the settlement amounts in accordance with the terms of the applicable settlement, and the Company reversed the previously recorded $2.8 million legal reserve within accrued expenses and other liabilities and the related $2.8 million receivable within other assets on the Consolidated Balance Sheets.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of December 31, 2024, our maximum funding commitment under these indemnification agreements was approximately $11.4 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable if the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at December 31, 2024, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$221,839
Non-real estate loan commitments	65,709
Real estate loan commitments	50,446
Total remaining commitments (1)	$337,994
(1)	Includes finance costs.

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

NOTE 21 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$518,340	$442,810	$297,103
Restricted cash	30,395	1,920	3,541
Cash, cash equivalents and restricted cash at end of year	$548,735	$444,730	$300,644

Supplemental information:
Interest paid during the year, net of amounts capitalized	$230,993	$234,453	$220,748
Taxes paid during the year	$8,414	$3,615	$5,793

Non-cash investing activities
Non-cash acquisition of real estate (see Note 3)	$(344,008)	$—	$(9,818)
Non-cash proceeds from sale of business	$—	$—	$7,532
Non-cash investment in non-real estate loans receivables (See Note 3)	$(1,632)	$—	$—
Non-cash investment in other investments	$—	$—	$(7,532)

Non-cash financing activities
Assumption of debt (see Note 3 and Note 14)	$263,989	$—	$—
Non-cash contribution from noncontrolling member in consolidated joint venture	$—	$—	$2,903
Change in fair value of hedges	$13,737	$(21,649)	$88,460
Remeasurement of debt denominated in a foreign currency	$(6,638)	$1,150	$(4,077)

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 22 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders – basic	$406,326	$242,180	$426,927
Add: net income attributable to OP Units	12,060	7,077	11,914
Net income available to common stockholders – diluted	$418,386	$249,257	$438,841
Denominator:
Denominator for basic earnings per share	258,118	240,493	236,256
Effect of dilutive securities:
Common stock equivalents	4,664	2,923	1,198
Noncontrolling interest – Omega OP Units	7,668	7,035	6,836
Denominator for diluted earnings per share	270,450	250,451	244,290

Earnings per share – basic:
Net income available to common stockholders	$1.57	$1.01	$1.81
Earnings per share – diluted:
Net income available to common stockholders	$1.55	$1.00	$1.80

NOTE 23 – SEGMENTS

We conduct our operations and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business and is consistent with the manner in which our CODM, our Chief Executive Officer, evaluates performance and makes resource and operating decisions for the business.

The reportable segment derives revenues from operators primarily through providing financing and capital to the long-term healthcare industry. Our core portfolio consists of long-term “triple net” leases and real estate loans with our operators. In addition to our core investments, we make loans to operators and/or their principals. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators. Omega derives revenue primarily in the U.S. and manages the business activities on a consolidated basis. The accounting policies of the business segment are the same as those described in the summary of significant accounting policies.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The CODM evaluates performance and makes resource and operating decisions for the business based on net income that is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses net income to evaluate whether to make new investments, borrow or pay-off debt and/or issue or repurchase equity. The Company’s CODM periodically reviews interest expense and treats it as a significant segment expense. Interest expense is the largest recurring cash expense of the Company because debt is one of our primary sources of funds for new investments. Dependent on market conditions, our CODM seeks to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with long-term fixed rate borrowings to the extent possible. Additionally, the CODM also utilizes hedging instruments as discussed in Note 15 – Derivatives and Hedging, to help manage interest rate risk and limit significant fluctuations in interest expense for variable rate borrowings. Interest expense related to the Company’s reportable segment is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Interest expense	$211,319	$221,832	$220,296
Interest – amortization of deferred financing costs (1)	10,397	13,697	12,948
Interest expense – net	$221,716	$235,529	$233,244
(1)	Includes amortization of deferred financing costs, discounts and premiums.

NOTE 24 – SUBSEQUENT EVENTS

Leadership Transition

In January 2025, the Company and Daniel J. Booth, Chief Operating Officer, mutually agreed that Mr. Booth’s employment agreement with the Company would terminate effective January 2, 2025. The Company entered into a Transition Agreement and Release (the “Transition Agreement”) as of January 1, 2025 with Mr. Booth in connection with his departure and transitioning of his responsibilities. The Transition Agreement provides that Mr. Booth will be entitled to receive the payments and benefits due in connection with a termination of employment by the Company without cause pursuant to his Employment Agreement, as amended, dated effective January 1, 2024, provided that vesting of his previously granted equity incentives shall be prorated through January 1, 2026, and he shall be entitled to certain continued benefits under his supplemental life insurance policy. In addition, in connection with the Transition Agreement, Mr. Booth will be eligible to receive a transition payment of $2.0 million to be made in equal installments not less frequently than twice per month over the 24 month period commencing as of January 2, 2025. In addition, pursuant to a Consulting Agreement entered into between the Company and Mr. Booth as of January 3, 2025, Mr. Booth has agreed to perform such consulting and advisory services from January 3, 2025 through January 1, 2026 as the Company may require in connection with transitioning Mr. Booth’s responsibilities.

We account for our stock-based awards in accordance with provisions of ASC 718, Compensation – Stock Compensation which includes guidance for accounting for a modification of existing stock-based compensation awards. In connection with the transition discussed above and the modification of certain of Mr. Booth’s equity awards, the Company will incur non-cash stock-based compensation expense of $6.6 million in the first quarter of 2025.

2025 New Investments

In January 2025, we funded a $15.4 million mortgage loan to one operator. The loan bears interest at 11.0% and matures in June 2030.

In January 2025, we acquired two facilities in Texas for consideration of $10.6 million and leased them to one new operator. The facilities have an initial annual cash yield of 9.9% with annual escalators of 2.0%.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2024

							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period (2) (4)						Depreciation
				Acquisition						(3)		(6)	in Latest
			Buildings and		Carrying	(5)	(7)	Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Alabama (SNF)		$1,817	$33,356	$14,328	$—	$—	$1,817	$47,684	$49,501	$(42,820)	1960 - 1982	1992 - 1997	31 years - 33 years
Arizona (ALF, ILF, SNF)		11,502	117,878	4,287	—	—	11,502	122,165	133,667	(38,377)	1949 - 1999	2005 - 2021	25 years - 40 years
Arkansas (ALF, SNF)		2,810	48,765	4,911	—	(36)	2,810	53,640	56,450	(33,668)	1967 - 1988	1992 - 2014	25 years - 31 years
California (ALF, SF, SNF)		81,970	464,633	14,384	—	(478)	81,970	478,539	560,509	(178,143)	1938 - 2013	1997 - 2021	5 years - 35 years
Colorado (ILF, SNF)		11,283	88,830	8,188	—	(10)	11,272	97,019	108,291	(56,612)	1925 - 1975	1998 - 2016	20 years - 39 years
Connecticut (ALF)		25,063	252,417	11,253	1,320	—	25,063	264,990	290,053	(84,581)	1968 - 2019	2010 - 2017	30 years - 33 years
Florida (ALF, ILF, SNF)		59,622	432,694	22,447	7	(20,832)	58,632	435,306	493,938	(217,371)	1942 - 2018	1993 - 2021	2 years - 39 years
Georgia (ALF, SNF)		3,740	47,689	1,626	—	—	3,740	49,315	53,055	(19,564)	1967 - 1997	1998 - 2016	30 years - 40 years
Idaho (SNF)		5,735	47,530	1,920	—	(542)	5,193	49,450	54,643	(25,253)	1920 - 2008	1997 - 2014	25 years - 39 years
Illinois (ALF)		1,830	13,967	1,597	—	—	1,830	15,564	17,394	(3,049)	1999	2021	25 years
Indiana (ALF, ILF, SF, SNF)		47,657	566,170	16,864	—	(7,453)	47,563	575,675	623,238	(239,855)	1942 - 2015	1992 - 2020	20 years - 40 years
Iowa (ALF, SNF)		2,343	59,310	352	—	(7,330)	2,332	52,343	54,675	(22,342)	1961 - 1998	2010 - 2014	23 years - 33 years
Kansas (SNF)		4,092	38,693	14,219	—	—	4,092	52,912	57,004	(31,352)	1957 - 1977	2005 - 2011	25 years
Kentucky (ALF, SNF)		15,556	130,819	7,517	—	—	15,556	138,336	153,892	(64,103)	1964 - 2002	1999 - 2016	20 years - 33 years
Louisiana (ALF, SNF)		6,692	121,675	4,877	448	(1,495)	6,692	125,505	132,197	(35,891)	1951 - 2020	1997 - 2024	22 years - 39 years
Maryland (SNF)		17,526	131,741	14,723	—	—	17,526	146,464	163,990	(47,590)	1921 - 2016	2008 - 2023	25 years - 30 years
Massachusetts (ALF, SNF)		23,621	143,172	24,378	—	(693)	23,621	166,857	190,478	(76,938)	1964 - 2017	1997 - 2014	20 years - 33 years
Michigan (SNF)		1,915	45,585	—	—	(15,925)	1,635	29,940	31,575	(879)	1950 - 1973	2011 - 2024	25 years
Minnesota (ALF, ILF, SNF)		10,502	52,585	5,972	—	—	10,502	58,557	69,059	(26,338)	1966 - 1983	2014	33 years
Mississippi (SNF)		8,803	191,448	827	—	—	8,803	192,275	201,078	(58,878)	1965 - 2008	2009 - 2019	20 years - 30 years
Missouri (SNF)		608	11,694	—	—	(7,211)	247	4,844	5,091	(3,812)	1965 - 1989	1999	33 years
Montana (SNF)		1,319	11,698	432	—	—	1,319	12,130	13,449	(4,604)	1963 - 1971	2005	33 years
Nebraska (SNF)		750	14,892	108	—	(1,050)	750	13,950	14,700	(6,197)	1966 - 1969	2012 - 2015	20 years - 33 years
Nevada (SNF, SF)		8,811	92,797	8,350	—	—	8,811	101,147	109,958	(42,022)	1972 - 2012	2009 - 2017	25 years - 33 years
New Hampshire (ALF, SNF)		1,782	19,837	1,463	—	—	1,782	21,300	23,082	(12,990)	1963 - 1999	1998 - 2006	33 years - 39 years
New Jersey (ALF)		12,953	58,199	1,954	1,559	—	12,953	61,712	74,665	(10,008)	1999 - 2021	2019 - 2021	25 years
New Mexico (SNF)		6,008	45,285	1,318	—	—	6,008	46,603	52,611	(17,174)	1960 - 1985	2005	33 years
New York (ALF)		118,606	176,921	3,658	40,543	(5,900)	118,606	215,222	333,828	(42,050)	2020	2015	25 years
North Carolina (ALF, SNF)		29,063	369,884	12,040	336	(902)	28,876	381,545	410,421	(132,982)	1963 - 2019	1994 - 2024	25 years - 36 years
Ohio (ALF, SNF, SF)		28,026	332,613	20,265	345	(28,680)	27,776	324,793	352,569	(108,846)	1929 - 2021	1994 - 2020	25 years - 39 years
Oklahoma (SNF)		1,280	11,190	573	—	—	1,280	11,763	13,043	(8,678)	1965 - 1993	2010	20 years
Oregon (ALF, ILF, SNF)		8,740	128,799	11,483	—	—	8,740	140,282	149,022	(32,532)	1959 - 2007	2005 - 2024	25 years - 33 years
Pennsylvania (ALF, ILF, SNF)		26,876	360,250	19,421	—	(18,321)	26,871	361,355	388,226	(140,943)	1873 - 2012	2004 - 2022	20 years - 39 years
Rhode Island (SNF)		3,299	23,487	3,805	—	—	3,299	27,292	30,591	(17,345)	1965 - 1981	2006	39 years
South Carolina (SNF)		8,480	76,912	2,860	—	—	8,480	79,772	88,252	(33,454)	1959 - 2007	2014 - 2016	20 years - 33 years
Tennessee (ALF, SNF, SF)		12,976	268,846	9,092	—	—	12,976	277,938	290,914	(128,878)	1968 - 2018	1992 - 2021	20 years - 31 years
Texas (ALF, ILF, MOB, SNF, SF)		75,922	798,209	44,579	197	7,106	78,495	847,518	926,013	(304,280)	1949 - 2019	1997 - 2024	20 years - 40 years
United Kingdom (ALF)		267,973	1,028,908	19,471	—	(71,967)	255,544	988,841	1,244,385	(133,272)	1650 - 2012	2015 - 2024	25 years - 30 years
Vermont (SNF)		318	6,005	602	—	—	318	6,607	6,925	(3,756)	1971	2004	39 years
Virginia (ALF, SNF)		35,653	381,065	11,997	26	(579)	35,479	392,683	428,162	(118,058)	1964 - 2017	2010 - 2023	25 years - 40 years
Washington (ALF, SNF)		14,565	184,114	6,770	—	(23,664)	12,912	168,873	181,785	(50,094)	1951 - 2004	1999 - 2021	25 years - 33 years
Washington DC (ALF)		68,017	—	124,527	15,496	—	68,017	140,023	208,040	—	N/A	2021	N/A
West Virginia (SNF)		3,475	202,085	7,062	—	—	3,475	209,147	212,622	(61,540)	1850 - 2016	1994 - 2024	25 years - 39 years
Wisconsin (SNF)		399	4,581	2,153	—	—	399	6,734	7,133	(3,897)	1974	2005	33 years
Total		$1,079,978	$7,637,228	$488,653	$60,277	$(205,962)	$1,065,564	$7,994,610	$9,060,174	$(2,721,016)

(1)	The real estate included in this schedule is being used in either the operation of skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), independent living facilities (“ILF”), specialty facilities (“SF”) (consisting of specialty hospitals, long-term acute care hospitals, independent rehabilitation facilities, behavioral health substance facilities, behavioral health psychology facilities and traumatic brain injury facilities) or medical office buildings (“MOB”), located in the states or country indicated.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2024

(2)

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$8,372,419	$8,860,264	$9,028,745
Acquisitions (a)	740,661	262,453	225,336
Impairment	(23,728)	(89,985)	(38,451)
Improvements	114,610	87,760	60,931
Disposals/other	(143,788)	(748,073)	(416,297)
Balance at close of period	$9,060,174	$8,372,419	$8,860,264

(a)	Includes approximately $344.0 million and $8.2 million of non-cash consideration exchanged and/or valuation adjustments during the year ended December 31, 2024 and 2022 respectively.

(3)

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$2,469,893	$2,322,773	$2,181,528
Provisions for depreciation	302,088	317,536	331,963
Dispositions/other	(50,965)	(170,416)	(190,718)
Balance at close of period	$2,721,016	$2,469,893	$2,322,773

(4)   The reported amount of our real estate at December 31, 2024 is greater than the tax basis of the real estate by approximately $504.6 million (unaudited).

(5)   Reflects bed sales, impairments (including the write-off of accumulated depreciation), land easements and impacts from foreign currency exchange rates.

(6)   To the extent that we acquired an entity previously owning the underlying facility, the acquisition date reflects the date that the entity acquired the facility.

(7)   Includes $68.9 million of construction in progress related to land, all other amounts related to construction in progress are reflected in buildings and improvements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

(in thousands)

December 31, 2024

									Carrying
									Amount of
									Loans
							Face	Carrying	Subject to
				Final			Amount	Amount	Delinquent
		Interest	Fixed/	Maturity		Prior	of	of	Principal
Grouping	Description (1)	Rate	Variable	Date	Periodic Payment Terms	Liens	Mortgages	Mortgages (3) (4) (6)	or Interest

	First Mortgages
1	Michigan (36 SNFs and 1 ALF)	11.44%	F(2)	2030	Interest plus approximately $108.2 of principal payable monthly with $417,336 due at maturity	None	$606,325	$451,516	$—
2	Ohio (8 SNFs)	10.50%	F(2)	2037	Interest payable monthly until maturity	None	72,420	72,420	—
3	Ohio (2 SNFs)	12.00%	F	2027	Interest payable monthly until maturity	None	7,300	7,300	—
4	Illinois (2 ALFs, 1 SNF and 1 ILF)	10.00%	F	2028	Interest payable monthly until maturity	None	60,000	53,750	—
5	Pennsylvania (4 ALFs)	10.00%	F	2027	Interest payable monthly until maturity	None	38,626	36,404	—
6	Michigan (1 ALF)	10.00%	F	2027	Interest payable monthly until maturity	None	8,000	8,000	—
7	Florida (1 ALF)	10.00%	F	2027	Interest payable monthly until maturity	None	8,332	8,332	—
8	Tennessee (1 ALF)	8.00%	F	2025	Interest payable monthly until maturity	None	8,680	8,680	—
9	Oregon (1 ALF)	9.00%	F	2026	Interest payable monthly until maturity	None	5,000	5,000	—
10	Massachusetts (1 specialty facility)	9.00%	F	2023	Past due	None	9,000	—	—	(5)
11	Tennessee (1 SNF)	8.35%	F	2015	Past due	None	6,377	1,472	1,472	(5)
12	Connecticut (1 SNF)	10.00%	F	2027	Interest payable monthly until maturity	None	5,058	5,058
13	Ohio (1 SNF)	10.00%	F(2)	2024(7)	Interest payable monthly until maturity	None	21,325	21,325	—
14	Georgia (2 ALFs)	10.00%	F	2029	Interest payable monthly until maturity	None	9,551	9,551	—
15	Georgia (2 SNFs, 1 ALF), Florida (1 SNF)	10.00%	F	2027	Interest payable monthly until maturity	None	29,700	29,700	—
16	United Kingdom (1 ALF )	11.00%	F	2025	Interest payable monthly until maturity	None	10,081	10,081	—
17	United Kingdom (15 ALFs)	11.00%	F	2025	Interest payable monthly until maturity	None	39,069	39,069	—
18	United Kingdom (11 ALFs)	11.00%	F	2025	Interest payable monthly until maturity	None	61,742	61,742	—
19	Florida (1 ALF)	10.00%	F	2027	Interest payable monthly until maturity	None	11,891	11,890	—

	Capital Expenditure Mortgages
20	Ohio	10.00%	F(2)	2037	Interest plus approximately $16.2 of principal payable monthly with $979 due at maturity	None	7,200	5,231	—
21	Michigan	10.25%	F(2)	2030	Interest payable monthly until maturity	None	560	263	—
22	Michigan	10.00%	F(2)	2030	No interest due on the first $300, then interest payable monthly until maturity	None	500	227	—
23	Michigan	11.62%	F(2)	2030	Interest plus approximately $6.4 of principal payable monthly with $51,644 due at maturity	None	54,223	52,200	—

	Construction Mortgages
24	United Kingdom (1 ALF)	10.00%	F	2025	Interest payable monthly until maturity	None	18,446	18,446	—
25	United Kingdom (1 ALF)	10.00%	F	2025	Interest payable monthly until maturity	None	53,220	53,220	—

	Allowance for credit loss on mortgage loans(8)							(28,112)	—

							$1,152,626	$942,765	$1,472
(1)	Loans included in this schedule represent first mortgages, capital expenditure mortgages and construction mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)	Interest on the loans escalates at a fixed rate.
(3)	The aggregate cost for federal income tax purposes is approximately $982.3 million (unaudited).

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE — continued

(in thousands)

December 31, 2024

(4)

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$698,776	$648,130	$835,086
Additions during period - new mortgage loans or additional fundings (a)	292,722	102,332	12,977
Deductions during period - collection of principal/other (b)	(63,876)	(79,418)	(190,141)
Allowance for credit loss on mortgage loans	15,143	27,732	(9,792)
Balance at close of period	$942,765	$698,776	$648,130
(a)	The 2024, 2023 and 2022 amounts include $1.5 million, $2.3 million and $1.2 million, respectively, of non-cash interest paid-in-kind. The 2024 amount also includes $7.3 million of non-cash placement of mortgage capital.
(b)	The 2023 and 2022 amounts include $3.9 million and $6.0 million, respectively, of interest payments that were directly applied against the principal balance outstanding using the cost recovery method. The 2023 amounts also include $37.0 million of non-cash principal reductions.

(5)	Mortgage written down to the fair value of the underlying collateral.
(6)	Mortgages included in the schedule which were extended during 2024 aggregated approximately $112.0 million.
(7)	Subsequent to year end, this mortgage note was amended to extend the maturity date to December 31, 2025.
(8)	The allowance for credit loss on mortgage loans represents the allowance calculated utilizing a PD and LGD methodology. For mortgages that the risk of loss was evaluated on an individual basis, the allowance is included as a reduction to the carrying amount of the mortgage.

INDEX TO EXHIBITS TO 2024 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
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

3.3	Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of October 21, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 21, 2022).
3.4	Certificate of Limited Partnership of OHI Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 3.121 to the Company’s Form S-4, filed April 16, 2015).
3.5	Third Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership as of February 11, 2025.*
4.0	See Exhibits 3.1 to 3.5.
4.1

Indenture, dated as of September 11, 2014, by and among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 11, 2014).

4.1A

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

4.1B

Third Supplemental Indenture, dated effective as of March 2, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed April 16, 2015).

4.1C

Fourth Supplemental Indenture, dated as of April 1, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed April 16, 2015).

4.1D

Fifth Supplemental Indenture, dated as of August 4, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed November 6, 2015).

4.1E

Sixth Supplemental Indenture, dated as of November 9, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3E to the Company’s Annual Report on Form 10-K, filed February 29, 2016).

4.1F

Seventh Supplemental Indenture, dated as of March 29, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2016).

4.1G

Eighth Supplemental Indenture, dated as of May 13, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2016).

4.1H

Ninth Supplemental Indenture, dated as of August 9, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2016).

4.1I

Tenth Supplemental Indenture, dated as of November 10, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3I to the Company’s Annual Report on Form 10-K, filed February 24, 2017).

4.1J

Eleventh Supplemental Indenture, dated as of March 17, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2017).

4.1K

Twelfth Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.1L

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

4.2A

First Supplemental Indenture, dated as of April 1, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5A to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2015).

4.2B

Second Supplemental Indenture, dated as of August 4, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2A to the Company’s Registration Statement on Form S-4, filed October 6, 2015).

4.2C

Third Supplemental Indenture, dated as of November 9, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2B to the Amendment to the Company’s Registration Statement on Form S-4/A, filed November 12, 2015).

4.2D

Fourth Supplemental Indenture, dated as of March 29, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2016).

4.2E

Fifth Supplemental Indenture, dated as of May 13, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2016).

4.2F

Sixth Supplemental Indenture, dated as of August 9, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2016).

4.2G

Seventh Supplemental Indenture, dated as of November 10, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4G to the Company’s Annual Report on Form 10-K, filed February 24, 2017).

4.2H

Eighth Supplemental Indenture, dated as of March 17, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2017).

4.2I

Ninth Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.2J

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

4.3A

First Supplemental Indenture, dated as of November 9, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1A to the Company’s Registration Statement on Form S-4, filed November 12, 2015).

4.3B

Second Supplemental Indenture, dated as of March 29, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2016).

4.3C

Third Supplemental Indenture, dated as of May 13, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2016).

4.3D

Fourth Supplemental Indenture, dated as of August 9, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2016).

4.3E

Fifth Supplemental Indenture, dated as of November 10, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5E to the Company’s Annual Report on Form 10-K, filed February 24, 2017).

4.3F

Sixth Supplemental Indenture, dated as of March 17, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2017).

4.3G

Seventh Supplemental Indenture, dated as of May 11, 2017 among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.3H

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

4.4A

First Supplemental Indenture, dated as of August 9, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6A to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2016).

4.4B

Second Supplemental Indenture, dated as of November 10, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6B to the Company’s Annual Report on Form 10-K, filed February 24, 2017).

4.4C

Third Supplemental Indenture, dated as of March 17, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2017).

4.4D

Fourth Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.4E

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

4.5A

First Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6A to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.5B

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

4.7

Indenture, dated as of October 9, 2020, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 9, 2020).

4.7A

First Supplemental Indenture, dated as of October 30, 2020, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed November 3, 2020).

4.8

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
10.6A

Amendment to Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan, effective June 5, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 5, 2023). +

10.6B

Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6M to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6C

Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (2022 through 2024) (Incorporated by reference to Exhibit 10.6N to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6D	Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2025). +*
10.6E

Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (2022 through 2024) (Incorporated by reference to Exhibit 10.6O to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6F	Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2025). +*
10.6G

Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (2022 through 2024) (Incorporated by reference to Exhibit 10.6P to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6H	Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2025). +*
10.6I

Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (2022 through 2024) (Incorporated by reference to Exhibit 10.6Q to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6J	Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2025). +*
10.6K

Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (2022 through 2024) (Incorporated by reference to Exhibit 10.6R to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.6L	Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2025).+*
10.6M	Form of Director Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan.+*
10.6N	Form of Director Restricted Stock Award Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan.+*
10.7	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed August 5, 2013). +
10.8	Form of Employment Agreement for Company’s executive officers. +*

10.9

Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan with form of Deferral Agreement pursuant to the Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan (June 30, 2018) (Incorporated by reference to Exhibit 10.2 to Omega Healthcare Investor Inc.’s Form 10-Q filed August 8, 2018). +

10.10

Credit Agreement, dated as of August 8, 2023, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 11, 2023).

10.11

Transition Agreement and Release, dated as of January 1, 2025, between Omega Healthcare Investors, Inc., Omega Asset Management LLC and Daniel Booth (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 6, 2025). +

10.12

Consulting Agreement, dated as of January 3, 2025, between Omega Healthcare Investors, Inc., Omega Asset Management LLC and Daniel Booth (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 6, 2025). +

19.1	Omega Healthcare Investors, Inc. Insider Trading Policy.*
21.1	Subsidiaries of the Registrant.*
22.1	Subsidiary guarantors of guaranteed securities.*
23.1	Consent of Independent Registered Public Accounting Firm for Omega Healthcare Investors, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
97.1	Omega Healthcare Investors, Inc. Incentive Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed February 12, 2024). +
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	February 13, 2025	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Omega Healthcare Investors, Inc., for itself and in the capacities on the date indicated.

Signatures	Title	Date

/s/ C. Taylor Pickett	Chief Executive Officer	February 13, 2025
C. Taylor Pickett	(Principal Executive Officer)

/s/ Robert O. Stephenson	Chief Financial Officer	February 13, 2025
Robert O. Stephenson	(Principal Financial Officer)

/s/ Neal A. Ballew	Chief Accounting Officer	February 13, 2025
Neal A. Ballew	(Principal Accounting Officer)

/s/ Craig R. Callen	Chair of the Board	February 13, 2025
Craig R. Callen

/s/ Kapila K. Anand	Director	February 13, 2025
Kapila K. Anand

/s/ Dr. Lisa C. Egbuonu-Davis	Director	February 13, 2025
Dr. Lisa C. Egbuonu-Davis

/s/ Barbara B. Hill	Director	February 13, 2025
Barbara B. Hill

/s/ Kevin J. Jacobs	Director	February 13, 2025
Kevin J. Jacobs

/s/ C. Taylor Pickett	Director	February 13, 2025
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 13, 2025
Stephen D. Plavin /s/ Burke W. Whitman	Director	February 13, 2025
Burke W. Whitman