Form 10-Q
period 2025-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2025-05-02
CIK 888491

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 29, 2025, there were 289,395 thousand shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,499,035	$7,342,497
Land	1,087,663	996,701
Furniture and equipment	519,025	510,106
Construction in progress	6,820	210,870
Total real estate assets	9,112,543	9,060,174
Less accumulated depreciation	(2,779,419)	(2,721,016)
Real estate assets – net	6,333,124	6,339,158
Investments in direct financing leases – net	—	9,453
Real estate loans receivable – net	1,406,189	1,428,298
Investments in unconsolidated joint ventures	88,691	88,711
Assets held for sale	—	56,194
Total real estate investments	7,828,004	7,921,814
Non-real estate loans receivable – net	329,656	332,274
Total investments	8,157,660	8,254,088

Cash and cash equivalents	367,957	518,340
Restricted cash	36,115	30,395
Contractual receivables – net	14,036	12,611
Other receivables and lease inducements	263,008	249,317
Goodwill	644,063	643,664
Other assets	222,899	189,476
Total assets	$9,705,738	$9,897,891

LIABILITIES AND EQUITY
Revolving credit facility	$—	$—
Secured borrowings	248,288	243,310
Senior notes and other unsecured borrowings – net	4,197,975	4,595,549
Accrued expenses and other liabilities	327,452	328,193
Total liabilities	4,773,715	5,167,052

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 350,000 shares, issued and outstanding – 286,238 shares as of March 31, 2025 and 279,129 shares as of December 31, 2024	28,623	27,912
Additional paid-in capital	8,179,841	7,915,873
Cumulative net earnings	4,195,939	4,086,907
Cumulative dividends paid	(7,706,034)	(7,516,750)
Accumulated other comprehensive income	42,566	22,731
Total stockholders’ equity	4,740,935	4,536,673
Noncontrolling interest	191,088	194,166
Total equity	4,932,023	4,730,839
Total liabilities and equity	$9,705,738	$9,897,891

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Rental income	$232,178	$206,921
Interest income	43,116	35,836
Miscellaneous income	1,491	542
Total revenues	276,785	243,299

Expenses
Depreciation and amortization	79,875	74,557
General and administrative	32,057	21,532
Real estate taxes	3,311	3,798
Acquisition, merger and transition related costs	1,464	2,603
Impairment on real estate properties	1,235	5,292
Provision for credit losses	5,092	8,470
Interest expense	52,280	57,820
Total expenses	175,314	174,072

Other income (expense)
Other income – net	3,047	5,276
Loss on debt extinguishment	—	(1,283)
Gain (loss) on assets sold – net	10,075	(1,391)
Total other income	13,122	2,602

Income before income tax expense and income from unconsolidated joint ventures	114,593	71,829
Income tax expense	(3,611)	(2,581)
Income from unconsolidated joint ventures	1,078	98
Net income	112,060	69,346
Net income attributable to noncontrolling interest	(3,028)	(1,985)
Net income available to common stockholders	$109,032	$67,361

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.34	$0.27
Diluted:
Net income available to common stockholders	$0.33	$0.27

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$112,060	$69,346
Other comprehensive income (loss)
Foreign currency translation	25,371	(4,288)
Cash flow hedges	(4,961)	6,877
Total other comprehensive income	20,410	2,589
Comprehensive income	132,470	71,935
Comprehensive income attributable to noncontrolling interest	(3,603)	(2,060)
Comprehensive income attributable to common stockholders	$128,867	$69,875

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2025 and 2024

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income	Equity	Interest	Equity
Balance at December 31, 2024	$27,912	$7,915,873	$4,086,907	$(7,516,750)	$22,731	$4,536,673	$194,166	$4,730,839
Stock related compensation	—	15,878	—	—	—	15,878	—	15,878
Issuance of common stock	711	260,012	—	—	—	260,723	—	260,723
Common dividends declared ($0.67 per share)	—	—	—	(189,284)	—	(189,284)	—	(189,284)
Vesting/exercising of Omega OP Units	—	(11,922)	—	—	—	(11,922)	11,922	—
Omega OP Units distributions	—	—	—	—	—	—	(18,603)	(18,603)
Other comprehensive income	—	—	—	—	19,835	19,835	575	20,410
Net income	—	—	109,032	—	—	109,032	3,028	112,060
Balance at March 31, 2025	$28,623	$8,179,841	$4,195,939	$(7,706,034)	$42,566	$4,740,935	$191,088	$4,932,023

Balance at December 31, 2023	$24,528	$6,671,198	$3,680,581	$(6,831,061)	$29,338	$3,574,584	$187,707	$3,762,291
Stock related compensation	—	9,284	—	—	—	9,284	—	9,284
Issuance of common stock	108	32,242	—	—	—	32,350	—	32,350
Common dividends declared ($0.67 per share)	—	—	—	(164,815)	—	(164,815)	—	(164,815)
Vesting/exercising of Omega OP Units	—	(7,722)	—	—	—	(7,722)	7,722	—
Conversion and redemption of Omega OP Units to common stock	1	331	—	—	—	332	(332)	—
Omega OP Units distributions	—	—	—	—	—	—	(10,452)	(10,452)
Other comprehensive income	—	—	—	—	2,514	2,514	75	2,589
Net income	—	—	67,361	—	—	67,361	1,985	69,346
Balance at March 31, 2024	$24,637	$6,705,333	$3,747,942	$(6,995,876)	$31,852	$3,513,888	$186,705	$3,700,593

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$112,060	$69,346
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,875	74,557
Impairment on real estate properties	1,235	5,292
Straight-line rent and other write-offs	10,000	—
Provision for credit losses	5,092	8,470
Amortization of deferred financing costs and loss on debt extinguishment	1,380	4,959
Stock-based compensation expense	15,812	9,227
(Gain) loss on assets sold – net	(10,075)	1,391
Straight-line rent and effective interest receivables	(12,583)	(9,201)
Interest paid-in-kind	(2,471)	(3,575)
(Income) loss from unconsolidated joint ventures	(121)	827
Other non-cash items	255	(497)
Change in operating assets and liabilities – net:
Contractual receivables	(1,425)	915
Lease inducements	(9,750)	233
Other operating assets and liabilities	(7,332)	(10,470)
Net cash provided by operating activities	181,952	151,474
Cash flows from investing activities
Acquisition deposit	(30,111)	—
Acquisition of real estate	(58,365)	(13,262)
Net proceeds from sale of real estate investments	120,881	10,089
Investments in construction in progress	(15,081)	(14,506)
Investment in loan receivables and other	(41,111)	(48,113)
Collection of loan principal	62,757	14,342
Investments in unconsolidated joint ventures	(1,014)	(61)
Distributions from unconsolidated joint ventures in excess of earnings	1,156	942
Capital improvements to real estate investments	(20,173)	(6,941)
Proceeds from net investment hedges	—	8,429
Receipts from insurance proceeds	322	1,627
Net cash provided by (used in) investing activities	19,261	(47,454)
Cash flows from financing activities
Payments of long-term borrowings	(400,600)	(41,878)
Payments of financing related costs	—	(1,283)
Net proceeds from issuance of common stock	260,723	32,350
Dividends paid	(189,218)	(164,758)
Distributions to Omega OP Unit Holders	(18,603)	(10,452)
Net cash used in financing activities	(347,698)	(186,021)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	1,822	297
Decrease in cash, cash equivalents and restricted cash	(144,663)	(81,704)
Cash, cash equivalents and restricted cash at beginning of period	548,735	444,730
Cash, cash equivalents and restricted cash at end of period	$404,072	$363,026

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2025

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

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of March 31, 2025, Parent owned 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned 3% of the outstanding Omega OP Units.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Omega’s consolidated financial statements include the accounts of Omega Healthcare Investors, Inc., its wholly-owned subsidiaries and the joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls, through voting rights or other means. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain line items in our Consolidated Statements of Cash Flows have been combined to conform to the current period presentation.

Recent Accounting Pronouncements

ASU – 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interests and Similar Awards

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, which adds an example that illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrangement under Topic 718 or another accounting standard. The guidance is effective for the annual periods beginning after December 15, 2024 and interim periods within those annual periods. The amendments may be applied either retrospectively or prospectively on the date of adoption. Early adoption is permitted. We adopted the guidance in the first quarter of 2025. The Company evaluated and concluded that there is no impact of this new guidance on its financial statements.

ASU – 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The guidance is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments in this update are to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and disclosures.

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

NOTE 2 – REAL ESTATE ASSETS

At March 31, 2025, our leased real estate properties included 575 SNFs, 296 ALFs, 19 ILFs, 18 specialty facilities and one medical office building. The following table summarizes the Company’s rental income:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Fixed income from operating leases	$228,195	$203,292
Variable income from operating leases	3,803	3,377
Interest income from direct financing leases	180	252
Total rental income	$232,178	$206,921

Our variable income from operating leases primarily represents the reimbursement by operators for real estate taxes that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the three months ended March 31, 2025:

	Number of			Total Real Estate	Initial
	Facilities			Assets Acquired(1)	Annual
Period	SNF	ALF	Country/State	(in millions)	Cash Yield(2)
Q1	—	2	TX	$10.6	9.9%
Q1	—	4	U.K.	47.7	10.0%
Total	—	6		$58.3
(1)	Represents the acquisition cost that was allocated to our real estate assets on a relative fair value basis. This also represents the total cost of the acquisition unless specifically noted within the table, as the assets acquired in our acquisitions typically consists of only real estate assets. From time to time we may have acquisitions in which additional assets and liabilities are assumed.
(2)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.

In addition to the asset acquisitions disclosed above, we also made a £23.8 million deposit during the first quarter of 2025 which is discussed further in Note 18 – Commitments and Contingencies.

Construction in Progress and Capital Expenditure Investments

We invested $35.3 million and $21.4 million under our construction in progress and capital improvement programs during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, construction in progress included three projects consisting of the development of a SNF in Virginia, a SNF in Florida and a SNF in Maryland.

During the first quarter of 2025, we purchased a real estate property located in Maryland for approximately $4.0 million that will be redeveloped into a SNF. Concurrent with the acquisition, we amended our lease with an existing operator to include the property in the lease. We are committed to a maximum funding of $22.5 million for the development of the property. As of March 31, 2025, $4.0 million was included in construction in progress related to this development project.

In February 2025, we placed a $201.8 million construction in progress project, Inspir Embassy Row, a development of an ALF in Washington D.C., into service and began recognizing rental income associated with this project. The facility is subject to a 24-year single facility lease with an entity that is jointly owned by Maplewood Senior Living (along with affiliates, “Maplewood”) and a third-party investor. The lease provides for an annual cash yield of 6% in the first year following the completion of construction. We recognized full contractual rental income of $2.1 million associated with the lease for the new facility for the three months ended March 31, 2025.

Direct Financing Lease

As of December 31, 2024, we had one direct financing lease with a net investment of $9.5 million. During the first quarter of 2025, we terminated the direct financing lease, along with several operating leases with the same operator, and entered into a new consolidated operating lease for all facilities leased to the operator. In connection with the termination of the direct financing lease, we reclassified $9.4 million from investment in direct financing lease to real estate assets. In connection with the execution of the new consolidated lease agreement, we paid $10.0 million to the operator, which was treated as lease inducement. As this operator is on a cash basis of revenue recognition, the inducement was immediately expensed and was recorded as a reduction to the rental income recognized for the three months ended March 31, 2025. See additional discussion within Note 4 – Contractual Receivables and Other Receivables and Lease Inducements.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	March 31,	December 31,
	2025	2024
Number of facilities held for sale	—	12
Amount of assets held for sale (in thousands)	$—	$56,194

Asset Sales

During the three months ended March 31, 2025, we sold 27 facilities (26 SNFs and one ALF) for $120.9 million in net cash proceeds. As a result of these sales, we recognized a net gain of $10.1 million. For one 12-facility sale recognized during the quarter, Omega could receive additional consideration, at a future date, contingent upon the occurrence of certain events that are outside of our control. Given these events are not within Omega’s control, the uncertainty surrounding the timing of the events, and the probability of collection, we have not recognized any of this additional consideration as of the sale date.

During the three months ended March 31, 2024, we sold four facilities (four SNFs) for approximately $10.1 million in net cash proceeds. As a result of these sales, we recognized a net loss of $1.4 million.

Sales Not Recognized

As of March 31, 2025 and December 31, 2024, we had three facility sales that were not recognized as a result of not meeting the contract criteria under ASC 610-20 at the legal sale date. During the three months ended March 31, 2025 and 2024, we received interest of $1.1 million and $0.3 million, respectively, related to seller financing provided in connection with sales that were not recognized. The interest received was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

Real Estate Impairments

During the three months ended March 31, 2025, we recorded an impairment of $1.2 million on one held for use facility for which the carrying value exceeded the fair value.

During the three months ended March 31, 2024, we recorded impairments of $5.3 million on three held for use facilities for which the carrying value exceeded the fair value.

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

A summary of our net receivables and lease inducements by type is as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Contractual receivables – net	$14,036	$12,611

Effective yield interest receivables	$1,968	$1,839
Straight-line rent receivables	252,406	238,690
Lease inducements	8,634	8,788
Other receivables and lease inducements	$263,008	$249,317

Cash Basis Operators and Straight-Line Receivable Write-Offs

We review our collectibility assumptions related to rental income from our operator leases on an ongoing basis. During the three months ended March 31, 2025, we did not place any operators on a cash basis of revenue recognition.

During the three months ended March 31, 2024, we entered into a lease with a new operator as part of the transition of facilities from another operator. As we had no previous relationship with this new operator and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operator on a cash basis of revenue recognition.

We did not have any straight-line receivable write-offs through rental income as a result of placing operators on a cash basis during either of the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, we had 20 operators on a cash basis for revenue recognition, which represent 18.6% and 19.4% of our total revenues for the three months ended March 31, 2025 and 2024, respectively.

Rent Deferrals and Application of Collateral

During the three months ended March 31, 2025 and 2024, we allowed two and three operators to defer $1.4 million and $0.9 million, respectively, of contractual rent and interest. The deferrals during the three months ended March 31, 2025 and 2024 primarily related to Maplewood ($1.2 million and $0.7 million, respectively). During the three months ended March 31, 2025 and 2024, we received repayments of deferred rent of $0.8 million and $0.5 million, respectively.

Additionally, we allowed one and four operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the three months ended March 31, 2025 and 2024, respectively. The total collateral applied to contractual rent and interest was $4.3 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Operator Collectibility Updates

Maplewood

In the first quarter of 2025, Maplewood paid $13.6 million of contractual rent, a short pay of $6.0 million of the $19.6 million (consisting of $17.3 million of contractual rent and $2.3 million of contractual interest) due under its lease and loan agreements. These amounts do not include contractual rent and payments related to Inspir Embassy Row in Washington D.C. of $2.1 million, which is separately disclosed in Note 2 – Real Estate Assets. Maplewood initially short-paid the contractual rent amount due under its lease agreement during the second quarter of 2023 and has not made full contractual rent and interest payments since that time. Maplewood is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $13.6 million and $11.3 million for the three months ended March 31, 2025 and 2024, respectively, for contractual rent payments that were received from Maplewood.

As discussed further in Note 5 – Real Estate Loans Receivable, no interest income was recorded on the Maplewood secured revolving credit facility during the three months ended March 31, 2025 and 2024 as the loan is on non-accrual status for interest recognition.

In April 2025, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $2.1 million.

As previously disclosed, we entered into a settlement agreement with the Greg Smith, principal and chief executive officer of Maplewood, estate (the “Estate”) in the third quarter of 2024 that, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the key members of the existing Maplewood management team or their designee(s) or another designee of Omega’s choosing, with the Estate remaining liable under Mr. Smith’s guaranty until the transition is complete or one year from the court’s approval date, if earlier, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. We are still awaiting regulatory approvals related to licensure of the operating assets before the transition will be completed.

LaVie

In the first quarter of 2025, LaVie Care Centers, LLC (“LaVie”) paid full contractual rent of $9.3 million. As LaVie is on a cash basis of revenue recognition for lease purposes, rental income recorded was equal to cash received of $9.3 million and $4.4 million during the three months ended March 31, 2025 and 2024, respectively. We did not recognize any interest income related to LaVie during the three months ended March 31, 2025 and 2024 as the three loans outstanding have PIK interest and are on non-accrual status. For additional discussion on the LaVie loans please see Note 6 – Non-Real Estate Loans Receivable. In April 2025, LaVie paid full contractual rent of $3.1 million due under its lease agreement.

LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division (the “Bankruptcy Court”) in June 2024. On December 5, 2024, a plan of reorganization was confirmed by the Bankruptcy Court, pursuant to which the LaVie master lease agreement will be assumed and assigned by certain of the debtor(s) to operators designated by the Plan Sponsor upon the effective date of the plan.

Genesis

Genesis Healthcare, Inc. (“Genesis”) was placed on a cash basis during the third quarter of 2020 based on information the Company received from Genesis regarding substantial doubt as to their ability to continue as a going concern. Genesis continued to make their rent and interest payments to us until March 2025, when it failed to make the rent payment due under its lease agreement and the interest payment due under one of its three loan agreements. As Genesis is on a cash basis of revenue recognition, we recognized rental income of $12.5 million related to Genesis during the three months ended March 31, 2025, which includes $8.3 million for contractual rent payments received and $4.2 million from the application of proceeds from the letter of credit that was held as collateral from Genesis. During the three months ended March 31, 2024, we recognized rental income of $11.9 million for contractual rent payments received from Genesis. In addition, we recognized $4.2 million (which includes $0.1 million from the application of proceeds from the letter of credit) related to three loans with Genesis and $3.5 million of interest income related to two loans with Genesis during the three months ended March 31, 2025 and 2024, respectively. After the application of proceeds from the letter of credit, there is $3.5 million remaining under the letter of credit. For additional information on the loans with Genesis, see Note 6 – Non-real Estate Loans Receivable and Note 7 – Allowance for Credit losses. In April 2025, Genesis paid full contractual rent and interest of $4.8 million.

Lease Inducements

As discussed in Note 2 – Real Estate Assets, in connection with a new lease agreement entered into during the first quarter of 2025, we agreed to provide a one-time payment of $10.0 million to an operator as a lease inducement. As this operator is on a cash basis of revenue recognition, the inducement was immediately expensed and was recorded as a reduction to the rental income recognized for the three months ended March 31, 2025.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of March 31, 2025, our real estate loans receivable consists of 21 fixed rate mortgage notes on 95 long-term care facilities and 19 other real estate loans. The facilities subject to the mortgage notes are operated by 16 independent healthcare operating companies and are located in 11 U.S. states and within the U.K. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

A summary of our real estate loans receivable by loan type and by borrower and/or guarantor is as follows:

	As of March 31, 2025
	Weighted	Weighted
	Average	Average Years		March 31,	December 31,
	Interest Rate	to Maturity		2025	2024

				(in thousands)
Mortgage notes receivable – gross	10.9%	4.4	(1)	$944,108	$982,327
Allowance for credit losses on mortgage notes receivable				(37,167)	(39,562)
Mortgage notes receivable – net				906,941	942,765
Other real estate loans – gross	9.1%	6.9	(2)	537,485	517,220
Allowance for credit losses on other real estate loans				(38,237)	(31,687)
Other real estate loans – net				499,248	485,533
Total real estate loans receivable – net				$1,406,189	$1,428,298
(1)	Consists of mortgage notes with maturity dates ranging from 2025 through 2037 (with $194.1 million maturing in 2025). Two of the mortgage notes with an aggregate principal balance of $12.9 million are past due and have been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(2)	Consists of other real estate loans with maturity dates ranging from 2025 through 2035 (with $39.6 million maturing in 2025).

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Mortgage notes – interest income	$26,005	$19,843
Other real estate loans – interest income	7,157	8,896
Total real estate loans interest income	$33,162	$28,739

The following is a summary of advances and principal repayments under our real estate loans:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Advances on new real estate loans receivable(1)	$20,047	$41,241
Advances on existing real estate loans receivable	6,491	2,761
Principal repayments on real estate loans receivable(2)	(43,504)	(3,990)
Net cash advances (repayments) on real estate loans receivable	$(16,966)	$40,012
(1)	Consists of advances under two and seven new real estate loans with a weighted average interest rate of 10.8% and 9.6% during the three months ended March 31, 2025 and 2024, respectively.
(2)	Includes $40.6 million of early repayments on mortgage notes with a weighted average interest rate of 11.6%, as of March 31, 2025, subject to the master mortgage agreement with Ciena Healthcare Management, Inc (“Ciena”). Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Included below is additional discussion on any significant new loans issued and significant updates to any existing loans.

Maplewood Revolving Credit Facility

We have a $320 million revolving credit facility with Maplewood (the “Maplewood Revolver”)  that bears interest at 7% per annum (4% cash interest and 3% PIK for 2025) and matures in June 2035. The amortized cost basis of the Maplewood Revolver was $263.6 million as of March 31, 2025 and December 31, 2024. Due to liquidity issues of the borrower, the Maplewood Revolver is on non-accrual status. During the three months ended March 31, 2025 and 2024, Maplewood failed to make aggregate cash interest payments of $2.3 million and $0.5 million that were required under the loan agreement. As such, we did not record any interest income for the Maplewood Revolver during the three months ended March 31, 2025 and 2024.

As discussed within Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Omega entered into a settlement agreement with the Estate during the third quarter of 2024 that, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the key members of the existing Maplewood management team or their designee(s), with the Estate remaining liable under Mr. Smith’s guaranty until the transition is complete or one year from the court’s approval date, if earlier, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. We are still awaiting regulatory approvals related to licensure of the operating assets before the transition will be completed. There is no certainty that the regulatory approvals will be received or that this transition will be completed as intended, on a timely basis, or at all. If the proposed transition plan is not completed, we may incur a substantial loss on the Maplewood Revolver up to the amortized cost basis of the loan. As of March 31, 2025, the internal risk rating on the loan is a 5, which reflects the risk of the loan as a result of the missed interest payments starting in 2024, discussed above, and due to the status of the on-going negotiations with the Estate. We believe the internal risk rating of a 5 appropriately reflects the risks as of March 31, 2025. See the allowance for credit losses attributable to real estate loans with a 5 internal risk rating within Note 7 – Allowance for Credit Losses.

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower and/or personal guarantees. As of March 31, 2025, we had 45 loans with 29 different borrowers. A summary of our non-real estate loans by borrower and/or guarantor is as follows:

	As of March 31, 2025
	Weighted	Weighted
	Average	Average Years		March 31,	December 31,
	Interest Rate	to Maturity		2025	2024

				(in thousands)
Working capital loans receivable	9.6%	0.9	(1)	$59,790	$57,071
Other loans receivable	10.0%	4.4	(2)	395,364	397,998
Non-real estate loans receivable – gross				455,154	455,069
Allowance for credit losses on non-real estate loans receivable				(125,498)	(122,795)
Total non-real estate loans receivable – net				$329,656	$332,274
(1)	Consists of revolving working capital loans receivable collateralized by the accounts receivable of the borrower with maturity dates ranging from 2025 to 2029 (with $54.4 million maturing in 2025).
(2)	Consists of other loans receivable with maturity dates ranging from 2025 to 2037 (with $41.5 million maturing in 2025). Three of the other notes outstanding with an aggregate principal balance of $19.3 million are past due and have been reserved down to the estimated fair value of the underlying collateral of zero through our allowance for credit losses.

For the three months ended March 31, 2025 and 2024, non-real estate loans generated interest income of $10.0 million and $7.1 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

The following is a summary of advances and principal repayments under our non-real estate loans:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Advances on new non-real estate loans receivable	$122	$—
Advances on existing non-real estate loans receivable	14,405	4,110
Principal repayments on non-real estate loans receivable(1)	(16,020)	(6,915)
Net cash advances (repayments) on non-real estate loans receivable	$(1,493)	$(2,805)
(1)	Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Included below is additional discussion on any significant new loans issued and/or significant updates to any existing loans.

LaVie Non-Real Estate Loans

As of March 31, 2025, we had three non-real estate loans outstanding with LaVie that are all fully reserved, which includes a $10.0 million debtor-in-possession (“DIP”) financing provided during the second quarter of 2024 related to the bankruptcy filing. All three loans are on non-accrual status. During the first quarter of 2025, we funded an additional $4.0 million under the DIP loan, bringing the DIP loan principal balance outstanding to $10.0 million as of March 31, 2025. We reserved an additional $4.0 million through the provision for credit losses to reserve the DIP loan down to zero following the additional draws during the first quarter of 2025. We did not record any interest income for any LaVie loans for the three months ended March 31, 2025 and 2024.

Genesis Non-Real Estate Loans

As of March 31, 2025, we had two non-real estate loans outstanding with Genesis that had an aggregate balance of $118.3 million both maturing on June 30, 2026. The loans currently bear interest at a weighted average fixed interest rate of 13.2% per annum, of which 8.2% is paid-in-kind and 5% is cash interest. The loans are collateralized by a first lien on the equity of several ancillary businesses of Genesis. Genesis made all required interest payments under both of the non-real estate loans during the first quarter of 2025. As discussed in Note 4 - Contractual Receivables and Other Receivables and Lease Inducements, Omega applied collateral to cover March 2025 contractual rent under its lease agreement and March 2025 contractual interest due under a $13.0 million other real estate loan agreement with Genesis. As part of our ongoing credit loss procedures, we evaluated the fair value of the collateral available to us under the two non-real estate loan agreements and estimate there is sufficient collateral to support the outstanding principal on the loans.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the three months ended March 31, 2025 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2024	Provision (Recovery) for Credit Loss for the three months ended March 31, 2025(1)		Write-offs charged against allowance for the three months ended March 31, 2025	Other reductions to the allowance for the three months ended March 31, 2025		Allowance for Credit Loss as of March 31, 2025
		(in thousands)
1	Real estate loan receivable	$312	$(9)		$—	$—		$303
2	Real estate loans receivable	492	(59)		—	—		433
3	Real estate loans receivable	10,991	443		—	—		11,434
4	Real estate loans receivable	22,528	(1,503)	(2)	—	—		21,025
5	Real estate loans receivable	25,476	5,299	(2)	—	—		30,775
6	Real estate loans receivable	11,450	(16)		—	—		11,434
	Sub-total	71,249	4,155		—	—		75,404

5	Investment in direct financing leases	1,605	—		—	(1,605)	(3)	—
	Sub-total	1,605	—		—	(1,605)		—

2	Non-real estate loans receivable	37	(3)		—	—		34
3	Non-real estate loans receivable	1,868	(89)		—	—		1,779
4	Non-real estate loans receivable	2,268	(866)		—	—		1,402
5	Non-real estate loans receivable	43,287	125		—	—		43,412
6	Non-real estate loans receivable	75,335	3,536		—	—		78,871
	Sub-total	122,795	2,703	(4)	—	—		125,498

2	Unfunded real estate loan commitments	1	—		—	—		1
3	Unfunded real estate loan commitments	461	84		—	—		545
4	Unfunded real estate loan commitments	40	2		—	—		42
5	Unfunded real estate loan commitments	1,767	(252)		—	—		1,515
2	Unfunded non-real estate loan commitments	13	(8)		—	—		5
3	Unfunded non-real estate loan commitments	183	(19)		—	—		164
4	Unfunded non-real estate loan commitments	433	150		—	—		583
6	Unfunded non-real estate loan commitments	65	(65)		—	—		—
	Sub-total	2,963	(108)		—	—		2,855

	Total	$198,612	$6,750		$—	$(1,605)		$203,757

(1)	During the three months ended March 31, 2025, we received proceeds of $1.4 million from the liquidating trust related to the $25.0 million debtor in possession facility to Gulf Coast Health Care LLC and proceeds of $0.3 million related to one other real estate loan, which resulted in a recovery for credit losses of $1.7 million. Both of the aforementioned loans and related reserves were previously written off so the $1.7 million aggregate recovery is not included in the rollforward above.
(2)	Amount reflects the movement of reserves associated with the $13.0 million other real estate loan with Genesis due to an adjustment to the internal risk rating on the loan from 4 to 5 during the first quarter of 2025. As discussed in further detail in Note 4 - Contractual Receivables and Other Receivables and Lease Inducements, Omega applied collateral in order to cover interest due in March 2025 on the loan.
(3)	Represents the allowance for credit losses related to an investment in direct financing lease that was reclassified to real estate assets in connection with the termination of the lease in the first quarter of 2025 as discussed further in Note 2 – Real Estate Assets.
(4)	The amount includes cash recoveries of $1.6 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $3.1 million related to principal payments received on loans that were fully reserved.

A rollforward of our allowance for credit losses for the three months ended March 31, 2024 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2023	Provision (Recovery) for Credit Loss for the three months ended March 31, 2024(1)		Write-offs charged against allowance for the three months ended March 31, 2024	Allowance for Credit Loss as of March 31, 2024
		(in thousands)
1	Real estate loans receivable	$1,501	$(193)		$—	$1,308
2	Real estate loans receivable	291	269		—	560
3	Real estate loans receivable	12,635	1,056		—	13,691
4	Real estate loans receivable	65,113	(29,915)	(2)	—	35,198
5	Real estate loans receivable	—	38,235	(2)	—	38,235
6	Real estate loans receivable	11,450	—		—	11,450
	Sub-total	90,990	9,452		—	100,442

5	Investment in direct financing leases	2,489	(191)		—	2,298
	Sub-total	2,489	(191)		—	2,298

2	Non-real estate loans receivable	1,151	191		—	1,342
3	Non-real estate loans receivable	3,903	206		—	4,109
4	Non-real estate loans receivable	720	(110)		—	610
5	Non-real estate loans receivable	43,404	2,723		—	46,127
6	Non-real estate loans receivable	72,453	(605)		(3,092)	68,756
	Sub-total	121,631	2,405	(3)	(3,092)	120,944

2	Unfunded real estate loan commitments	10	(5)		—	5
3	Unfunded real estate loan commitments	335	121		—	456
4	Unfunded real estate loan commitments	4,314	(4,239)		—	75
5	Unfunded real estate loan commitments	—	4,924		—	4,924
2	Unfunded non-real estate loan commitments	692	(112)		—	580
3	Unfunded non-real estate loan commitments	46	(2)		—	44
4	Unfunded non-real estate loan commitments	63	(21)		—	42
5	Unfunded non-real estate loan commitments	1,594	(1,594)		—	—
		7,054	(928)		—	6,126

	Total	$222,164	$10,738		$(3,092)	$229,810
(1)	During the three months ended March 31, 2024, we received proceeds of $2.3 million from the liquidating trust related to the $25.0 million senior unsecured debtor in possession facility to Gulf Coast Health Care LLC, which resulted in a recovery for credit losses of $2.3 million that is not included in the rollforward above since we had previously written-off loan balance and related reserve.
(2)	Amount reflects the movement of reserves associated with the Maplewood Revolver due to an adjustment to the internal risk rating on the loan from 4 to 5 during the first quarter of 2024. See Note 5- Real Estate Loans Receivable for additional information.
(3)	The amount includes cash recoveries of $1.2 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $0.2 million related to principal payments received on loans that were fully reserved.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2025	2024	2023	2022	2021	2020	2019 & older	Revolving Loans	Balance as of March 31, 2025
		(in thousands)
1	Real estate loans receivable	$—	$—	$—	$20,000	$—	$—	$—	$—	$20,000
2	Real estate loans receivable	—	29,700	8,680	—	—	21,325	—	—	59,705
3	Real estate loans receivable	4,623	259,173	160,173	26,600	72,420	—	—	—	522,989
4	Real estate loans receivable	15,420	79,632	82,300	—	31,763	72,465	307,833	—	589,413
5	Real estate loans receivable	—	13,000	—	—	—	—	—	263,580	276,580
6	Real estate loans receivable	—	—	—	—	—	—	12,906	—	12,906
	Sub-total	20,043	381,505	251,153	46,600	104,183	93,790	320,739	263,580	1,481,593

2	Non-real estate loans receivable	—	—	—	—	—	—	—	16,239	16,239
3	Non-real estate loans receivable	—	3,996	79,415	16,837	—	—	2,615	53,441	156,304
4	Non-real estate loans receivable	—	4,411	—	—	—	—	119,314	28,982	152,707
5	Non-real estate loans receivable	—	6,000	1,500	—	—	—	43,532	—	51,032
6	Non-real estate loans receivable	—	5,470	3,812	24,457	7,851	—	27,282	10,000	78,872
	Sub-total	—	19,877	84,727	41,294	7,851	—	192,743	108,662	455,154

	Total	$20,043	$401,382	$335,880	$87,894	$112,034	$93,790	$513,482	$372,242	$1,936,747

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of March 31, 2025 and December 31, 2024, we have excluded $12.7 million and $11.1 million, respectively, of contractual interest receivables and $2.0 million and $1.8 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three months ended March 31, 2025 and 2024, we recognized $0.5 million and $1.0 million, respectively, of interest income related to loans on non-accrual status as of March 31, 2025.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	(in thousands)
Assets
Real estate assets – net	$1,248,315	$1,250,131
Real estate loans receivable – net	573,047	534,048
Investments in unconsolidated joint ventures	10,696	9,754
Non-real estate loans receivable – net	17,241	38,463
Contractual receivables – net	1,679	994
Other assets	769	1,539
Total assets	1,851,747	1,834,929

Liabilities
Accrued expenses and other liabilities	(49,745)	(52,692)
Total liabilities	(49,745)	(52,692)

Collateral
Personal guarantee	(48,000)	(48,000)
Other collateral(1)	(1,346,990)	(1,422,096)
Total collateral	(1,394,990)	(1,470,096)

Maximum exposure to loss	$407,012	$312,141
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the two working capital loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $3.8 million and $5.5 million as of March 31, 2025 and December 31, 2024, respectively.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs, following the date they were determined to be VIEs, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue
Rental income	$32,887	$19,128
Interest income	7,326	2,964
Total	$40,213	$22,092

Consolidated VIEs

The Company consolidates Omega OP, a VIE in which the Company is considered the primary beneficiary. The Company, as managing member, has the power to direct the activities of Omega OP that most significantly affect Omega OP’s performance, and through its interest in Omega OP, has both the right to receive benefits from and the obligation to absorb losses of Omega OP.

Additionally, we own a partial equity interest in a joint venture that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the joint venture. As of March 31, 2025 and December 31, 2024, this joint venture has $24.0 million and $24.3 million, respectively, of total assets, and $20.8 million of total liabilities which are included in our Consolidated Balance Sheets.

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

				Carrying Amount
	Ownership	Facility	Facility	March 31,	December 31,
Entity	% (1)	Type	Count (1)	2025	2024
Lakeway Realty, L.L.C.	51%	Specialty facility	1	$66,260	$67,541
Second Spring Healthcare Investment	15%	N/A	—	7,241	7,117
Other Real Estate JVs(2)(3)	20% – 50%	Various	6	6,792	6,736
Other Healthcare JVs(3)(4)	9% – 25%	N/A	N/A	8,398	7,317
				$88,691	$88,711
(1)	Ownership percentages and facility counts are as of March 31, 2025.
(2)	Includes three joint ventures formed for the purpose of owning or providing financing for SNFs, ALFs or specialty facilities.
(3)	As of March 31, 2025, and December 31, 2024, we had an aggregate of $18.5 million of loans outstanding with these joint ventures.
(4)	Includes six joint ventures engaged in business that support the long-term healthcare industry and our operators.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of March 31, 2025 and December 31, 2024:

(in thousands)
Balance as of December 31, 2024	$643,664
Foreign currency translation	399
Balance as of March 31, 2025	$644,063

The following is a summary of our intangible assets and liabilities as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	(in thousands)
Assets:
Above market leases	$32,746	$31,864
Accumulated amortization	(4,546)	(3,800)
Net above market leases	$28,200	$28,064

Liabilities:
Below market leases	$33,014	$34,723
Accumulated amortization	(25,936)	(26,647)
Net below market leases	$7,078	$8,076

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

For the three months ended March 31, 2025 and 2024, our net amortization related to intangibles was $(0.2) million and $0.5 million, respectively. The estimated net amortization expense related to these intangibles for the remainder of 2025 and the next four years is as follows: remainder of 2025 – $(1.5) million; 2026 – $(2.0) million; 2027 – $(2.0) million; 2028 – $(2.0) million and 2029 – $(2.1) million. As of March 31, 2025, the weighted average remaining amortization period of above market lease assets is ten years and below market lease liabilities is nine years.

NOTE 11 – CONCENTRATION OF RISK

As of March 31, 2025, our portfolio of real estate investments (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated joint ventures) consisted of 1,004 healthcare facilities, located in 42 states, Washington, D.C. and the U.K. and operated by 86 third-party operators. Our investment in these facilities, net of impairments and allowances, totaled $10.0 billion at March 31, 2025, with 98% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 575 SNFs, 296 ALFs, 19 ILFs, 18 specialty facilities and one medical office building and (ii) fixed rate mortgages on 50 SNFs, 43 ALFs, one specialty facility and one ILF. At March 31, 2025, we also held other real estate loans receivable (excluding mortgages) of $499.2 million, non-real estate loans receivable of $329.7 million and $88.7 million of investments in 11 unconsolidated joint ventures.

As of March 31, 2025 and December 31, 2024, we had investments with one operator or manager that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated 6.3% and 4.7% of our total revenues for the three months ended March 31, 2025 and 2024, respectively.  During the three months ended March 31, 2025, we also have one operator with total revenues that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated 11.0% and 12.9% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, CommuniCare represented 8.4% of our total investments.

As of March 31, 2025, the three geographic locations in which we had our highest concentration of investments were the U.K. (14.9%), Texas (8.6%) and Indiana (6.2%).

NOTE 12 – STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended March 31, 2025 and 2024, we did not repurchase any shares of our outstanding common stock under the $500 Million Stock Repurchase Program, which expired in March 2025.

Dividends

The following is a summary of our declared cash dividends on common stock:

Record Date	Payment Date	Dividend per Common Share
February 10, 2025	February 18, 2025	$0.67
May 5, 2025	May 15, 2025	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three months ended March 31, 2025 and 2024 (in thousands):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	March 31, 2024	29	$882
Three Months Ended	March 31, 2025	2,667	99,751

At-The-Market Offering Programs

The following is a summary of the shares issued under our former $1.0 billion 2021 At-The-Market Offering Program (the “2021 ATM Program”) and our current $1.25 billion 2024 At-The-Market Offering Program (the “2024 ATM Program,” and together with the 2021 ATM Program, the “ATM Programs”) for the three months ended March 31, 2025 and 2024 (in thousands except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
Three Months Ended	March 31, 2024	1,041	$30.49	$32,295	$31,738
Three Months Ended	March 31, 2025	4,390	37.06	164,449	162,670
(1)	Represents the average price per share after issuance costs.

We did not utilize the forward provisions under the ATM Programs during the three months ended March 31, 2025 and 2024.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	(in thousands)
Foreign currency translation	(35,458)	(66,110)
Derivative instruments designated as cash flow hedges	71,752	76,713
Derivative instruments designated as net investment hedges	6,617	11,898
Total accumulated other comprehensive income before noncontrolling interest	42,911	22,501
Add: portion included in noncontrolling interest	(345)	230
Total accumulated other comprehensive income for Omega	$42,566	$22,731

During the three months ended March 31, 2025 and 2024, we reclassified $1.4 million and $2.6 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

NOTE 13 – TAXES

Omega was organized, has operated and intends to continue to operate in a manner that enables Omega to qualify for taxation as a REIT under Sections 856 through 860 of the Code.

We have elected to treat certain of our active subsidiaries as taxable REIT subsidiaries (“TRSs”). Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. Income taxes included within the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.

The following is a summary of our provision for income taxes:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Federal, state and local income tax expense	$268	$518
Foreign tax expense	3,343	2,063
Total income tax expense (1)	$3,611	$2,581
(1)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

The income tax expense for both the three months ended March 31, 2025 and 2024 was primarily due to income from foreign jurisdictions that subject to foreign income taxes and withholding taxes.

As of March 31, 2025 and December 31, 2024, deferred tax assets totaled $19.6 million and $19.4 million, respectively, and deferred tax liabilities totaled zero. Our deferred tax assets relate primarily to loss carryforwards.

NOTE 14 – STOCK-BASED COMPENSATION

Stock-based compensation expense was $15.8 million and $9.2 million for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense of $15.8 million for the three months ended March 31, 2025 includes $6.6 million of non-cash stock-based compensation expense associated with the transition discussed in the “Leadership Transition” section below. Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations.

We granted 3,065 time-based restricted stock units (“RSUs) and 215,606 time-based profits interest units (“PIUs”) during the first quarter of 2025 to certain officers and employees, and those units vest on December 31, 2027 (three years after the grant date), subject to continued employment and vesting in connection with certain other events.

We granted 1,832,700 performance-based PIUs and 28,027 performance-based RSUs during the first quarter of 2025 to certain officers and employees, which are earned based on the level of performance over the performance period (normally three years) and vest quarterly in the fourth year, subject to continued employment and vesting in connection with certain other events. We also granted 63,578 performance-based RSUs during the first quarter of 2025 to certain employees, which are earned based on the level of performance over the performance period (normally three years) and vest on December 31, 2027, subject to continued employment.

Time-based and performance-based grants made to named executive officers and key employees that meet certain conditions under the Company’s retirement policy (length of service, age, etc.) vest on an accelerated basis pursuant to the terms of our 2018 Stock Incentive Plan.

Leadership Transition

In January 2025, the Company and Daniel J. Booth, Chief Operating Officer, mutually agreed that Mr. Booth’s employment agreement with the Company would terminate effective January 2, 2025. The Company entered into a Transition Agreement and Release (the “Transition Agreement”) as of January 1, 2025 with Mr. Booth in connection with his departure and transitioning of his responsibilities. The Transition Agreement provides that Mr. Booth will be entitled to receive the payments and benefits due in connection with a termination of employment by the Company without cause pursuant to his Employment Agreement, as amended, dated effective January 1, 2024, provided that vesting of his previously granted equity incentives shall be prorated through January 1, 2026, and he shall be entitled to certain continued benefits under his supplemental life insurance policy. In connection with the transition discussed above and the modification of certain of Mr. Booth’s equity awards, the Company incurred incremental non-cash stock-based compensation expense of $6.6 million, which is reflected within general and administrative expense within the consolidated statements of operations in the first quarter of 2025. General and administrative expense also includes the accrual of $2.2 million of transition payments to Mr. Booth to be made over the 24 month period and other costs incurred related to the transaction.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		March 31,	March 31,	December 31,
	Maturity	2025	2025	2024

			(in thousands)
Secured borrowings:
2026 mortgage loan(1)	2026	9.84%	$237,622	$231,148
Deferred financing costs – net			(3,288)	(3,753)
Premium – net(2)			13,954	15,915
Total secured borrowings			248,288	243,310

Unsecured borrowings:
Revolving Credit Facility(3)(4)	2025	5.64%	—	—
			—	—
Senior notes and other unsecured borrowings:
2025 notes(3)(5)	2025	4.50%	—	400,000
2026 notes(3)	2026	5.25%	600,000	600,000
2027 notes(3)	2027	4.50%	700,000	700,000
2028 notes(3)	2028	4.75%	550,000	550,000
2029 notes(3)	2029	3.63%	500,000	500,000
2031 notes(3)	2031	3.38%	700,000	700,000
2033 notes(3)	2033	3.25%	700,000	700,000
2025 term loan(3)(6)	2025	5.60%	428,500	428,500
OP Term Loan(7)(8)	2025	5.52%	50,000	50,000
Deferred financing costs – net			(13,567)	(14,843)
Discount – net			(16,958)	(18,108)
Total senior notes and other unsecured borrowings – net			4,197,975	4,595,549

Total unsecured borrowings – net			4,197,975	4,595,549

Total secured and unsecured borrowings – net(9)(10)			$4,446,263	$4,838,859
(1)	Wholly owned subsidiaries of Omega OP are the obligors on this borrowing.
(2)	Represents the remaining fair value adjustment associated with the 2026 mortgage loan, that was assumed as part of an asset acquisition in July 2024, that is being amortized over the remaining contractual term of the loan.
(3)	Guaranteed by Omega OP.
(4)	As of March 31, 2025 and December 31, 2024, there were no borrowings outstanding under Omega’s $1.45 billion senior unsecured multicurrency revolving credit facility (“Revolving Credit Facility”). The applicable interest rate on the USD tranche and on the GBP borrowings under the alternative currency tranche of the Revolving Credit Facility were 5.64% and 5.77%, respectively, as of March 31, 2025. In April 2025, the maturity date was extended from April 30, 2025 to October 30, 2025 following Omega’s election to utilize one of two six-month extension options.
(5)	The Company repaid the $400 million of 4.50% senior notes that matured on January 15, 2025 using available cash.
(6)	The weighted average interest rate of the $428.5 million 2025 term loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 4.047%.
(7)	Omega OP is the obligor on this borrowing.
(8)	The weighted average interest rate of the $50 million term loan (“OP Term Loan”) has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 3.957%. Omega previously provided notification in January 2025 to extend the maturity date from April 30, 2025 to October 30, 2025. Subsequent to quarter end, Omega elected to repay the OP Term Loan on April 29, 2025, prior to its original maturity date.
(9)	All borrowings are direct borrowings of Parent unless otherwise noted.
(10)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2025 and December 31, 2024, we were in compliance with all applicable covenants for our borrowings.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of March 31, 2025, we have 12 interest rate swaps with $478.5 million in notional value and four interest rate caps with £190.0 million in notional value. The swaps and the majority of the caps are designated as cash flow hedges of the interest payments on three of Omega’s variable interest loans. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

The location and fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	March 31,	December 31,
	2025	2024

Cash flow hedges:	(in thousands)
Other assets	$95	$381
Accrued expenses and other liabilities	$4,210	$554

Net investment hedges:
Other assets	$3,602	$8,434
Accrued expenses and other liabilities	$450	$—

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

At March 31, 2025 and December 31, 2024, the net carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$—	$—	$9,453	$9,453
Real estate loans receivable – net	1,406,189	1,434,854	1,428,298	1,447,262
Non-real estate loans receivable – net	329,656	338,060	332,274	340,025
Total	$1,735,845	$1,772,914	$1,770,025	$1,796,740
Liabilities:
Revolving Credit Facility	$—	$—	$—	$—
2026 mortgage loan	248,288	251,576	243,310	247,063
2025 term loan	427,639	428,500	427,044	428,500
OP Term Loan	49,992	50,000	49,966	50,000
4.50% notes due 2025 – net	—	—	399,968	399,856
5.25% notes due 2026 – net	599,435	601,080	599,259	600,714
4.50% notes due 2027 – net	697,132	696,689	696,766	691,040
4.75% notes due 2028 – net	547,185	548,674	546,933	542,553
3.63% notes due 2029 – net	494,610	467,520	494,308	461,180
3.38% notes due 2031 – net	689,409	631,337	688,962	620,809
3.25% notes due 2033 – net	692,573	593,418	692,343	585,389
Total	$4,446,263	$4,268,794	$4,838,859	$4,627,104

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2024). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Real estate loans receivable: The fair value of the real estate loans receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving Credit Facility, OP Term Loan and 2025 term loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs and discounts in the carrying value.
●	2026 mortgage loan: The 2026 mortgage loan was recorded at fair market value in July 2024, as of the date it was assumed. The fair market value was determined by discounting the remaining contractual cash flows using a current market rate of interest of comparable debt instruments. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of March 31, 2025, our maximum funding commitment under these indemnification agreements was $7.8 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable if the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2025, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$227,813
Non-real estate loan commitments	56,338
Real estate loan commitments	40,038
Total remaining commitments (1)	$324,189
(1)	Includes finance costs.

In February 2025, Omega executed a purchase agreement for a portfolio of facilities in the U.K. and in the Bailiwick of Jersey for a purchase price of £238 million, which is not included in the table above. Concurrently with execution of the purchase agreement, Omega made a £23.8 million deposit (or $30.1 million) into escrow that is refundable only upon the occurrence of certain regulatory and seller conditions that result in the termination of the purchase. The acquisition deposit was included in other assets in our Consolidated Balance Sheets as of March 31, 2025. The acquisition closed during the second quarter of 2025. Please see Note 22 – Subsequent Events, for additional information on the acquisition.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per share amounts)
Numerator:
Net income	$112,060	$69,346
Less: adjustments to basic numerator(1)	(16,213)	(1,985)
Net income available to common stockholders – basic	$95,847	$67,361
Add: net income attributable to OP Units	2,794	2,036
Net income available to common stockholders – diluted	$98,641	$69,397
Denominator:
Denominator for basic earnings per share	283,015	246,071
Effect of dilutive securities:
Common stock equivalents	3,703	3,756
Noncontrolling interest – Omega OP Units	8,210	7,437
Denominator for diluted earnings per share	294,928	257,264

Earnings per share – basic:
Net income available to common stockholders	$0.34	$0.27
Earnings per share – diluted:
Net income available to common stockholders	$0.33	$0.27
(1)	Includes adjustments to remove income related to non-controlling interests and participating shares including time-based and performance-based PIUs and time-based and performance-based RSUs.

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$367,957	$361,773
Restricted cash	36,115	1,253
Cash, cash equivalents and restricted cash at end of period	$404,072	$363,026

Supplemental information:
Interest paid during the period, net of amounts capitalized	$63,050	$58,412
Taxes paid during the period	$516	$1,249

Non-cash financing activities:
Change in fair value of hedges	$(9,234)	$9,675
Remeasurement of debt denominated in a foreign currency	$7,074	$(184)

NOTE 21 – SEGMENTS

We conduct our operations and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business and is consistent with the manner in which our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, evaluates performance and makes resource and operating decisions for the business.

The CODM evaluates performance and makes resource and operating decisions for the business based on net income that is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses net income to evaluate whether to make new investments, borrow or pay-off debt and/or issue or repurchase equity. The Company’s CODM periodically reviews interest expense and treats it as a significant segment expense. Interest expense is the largest recurring cash expense of the Company because debt is one of our primary sources of funds for new investments. Dependent on market conditions, our CODM seeks to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with long-term fixed rate borrowings to the extent possible. Additionally, the CODM also utilizes hedging instruments as discussed in Note 16 – Derivatives and Hedging, to help manage interest rate risk and limit significant fluctuations in interest expense for variable rate borrowings. Interest expense related to the Company’s reportable segment is as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Interest expense	$50,900	$54,144
Interest – amortization of deferred financing costs (1)	1,380	3,676
Interest expense – net	$52,280	$57,820
(1)	Includes amortization of deferred financing costs, discounts and premiums.

NOTE 22 – SUBSEQUENT EVENTS

In April 2025, we closed on the acquisition for which we funded a £23.8 million deposit during the first quarter of 2025, as detailed in Note 18 – Commitments and Contingencies. The acquisition included 45 facilities in the U.K. (43 facilities) and in the Bailiwick of Jersey (2 facilities) for total consideration, including transaction expenses, of £259.8 million. The facilities will be leased to 4 existing operators and 2 new operators with a weighted average initial cash yield of 10.0%.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters, occupancy levels and quality of care, including the management of infectious diseases;
(3)	the timing of our operators’ recovery from staffing shortages, increased costs and decreased occupancy resulting from inflation and the long-term impacts of the COVID-19 pandemic and the sufficiency of previous government support and current reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including potential changes to Medicaid or Medicare reimbursements, state regulatory initiatives or minimum staffing requirements for skilled nursing facilities (“SNFs”) that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”), including as the result of any policy changes driven by the current focus on capital providers to the healthcare industry;
(7)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and assisted living facility (“ALF”) markets or local real estate conditions;
(8)	the availability and cost of capital to us;
(9)	changes in our credit ratings and the ratings of our debt securities;
(10)	competition in the financing of healthcare facilities;
(11)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(12)	changes in the financial position of our operators;
(13)	the effect of economic, regulatory and market conditions generally and, particularly, in the healthcare industry and in jurisdictions where we conduct business, including the U.K.;
(14)	changes in interest rates and the impacts of inflation and changes global tariffs;
(15)	the timing, amount and yield of any additional investments;
(16)	our ability to maintain our status as a REIT; and
(17)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, public health crises or pandemics, cyber threats and governmental action, particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	First Quarter of 2025 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of March 31, 2025, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Outlook, Trends and Other Conditions

Our industry continues to recover from the long-term impacts of the COVID-19 pandemic, which significantly and adversely impacted SNFs and long-term care providers during the height of the pandemic due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve. While certain of our operators have experienced a level of recovery from pandemic-driven challenges such as occupancy declines, labor shortages, staffing expense increases, and other cost increases, certain of our other operators remain negatively impacted by these factors in a much more profound way. In addition, our operators have been and continue to be adversely affected by inflation-related cost increases and may be adversely impacted by recently announced global tariffs, each of which may increase expenses and exacerbate labor shortages and increase labor costs, among other impacts. In addition, our operators may be adversely impacted by immigration restrictions and changes to immigration enforcement policy to the extent they contribute to labor shortages. There continues to be uncertainty regarding the extent and duration of these impacts for those operators, particularly given uncertainty as to whether reimbursement increases from the federal government, the states and the U.K. will be effective in offsetting these incremental costs and lost revenues. In addition, there remains uncertainty as to the impact of potential regulatory changes, including the potential reforms of Medicaid or Medicare and state regulatory initiatives, as well as the continued ability of our operators to manage infectious diseases in our facilities. See “Government Regulation and Reimbursement” for additional information.

We continue to monitor these impacts as well as the impacts of other regulatory changes, as discussed below, including any significant limits on the scope of services eligible for reimbursement and on reimbursement rates and fees, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us. As discussed further in “Collectibility Issues” below, in recent periods we have had several operators that have failed to make contractual payments under their lease and loan agreements, and we have agreed to short-term payment deferrals, lease and portfolio restructurings and/or allowed several operators to apply security deposits or letters of credit to pay rent. While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we remain cautious as some of the long-term impacts noted above may continue to have an impact on certain of our operators and their financial conditions.

Government Regulation and Reimbursement

The following information supplements and updates, and should be read in conjunction with, the information contained under the caption Item 1. Business – Government Regulation and Reimbursement in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The long-term care industry continues to recover from the long-term impacts of the COVID-19 pandemic although a certain level of labor shortages, lower occupancy and certain expense increases that began during the pandemic persist, with certain operators continuing to experience these challenges in a much more profound way. In addition, the impact of these ongoing challenges, including labor pressures and inflationary cost increases, may depend on future developments, including the potential impacts of global tariffs, the sufficiency of reimbursement rate setting, particularly in light of any potential changes to the Medicaid and Medicare reimbursement programs, state regulatory initiatives, and the ultimate status of the federal minimum staffing rules for SNFs that were issued in April 2024 and have been successfully challenged in federal court, and the continued efficacy of infection control measures and regulations, all of which are uncertain and difficult to predict and may continue to adversely impact our business, results of operations, financial condition and cash flows.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid in the U.S. and local authority funding in the U.K. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs or other budgetary adjustments by government payors, including through potential Medicaid reforms and the push by the U.S. Centers for Medicare and Medicaid Services (“CMS”) towards Medicare Advantage programs, will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. The change in presidential administration and U.S. Congressional majorities at the federal level are increasing the political focus on entitlement program changes, which is creating uncertainty with respect to the level of government reimbursement available and the extent of industry regulation.

In addition to quality and value-based reimbursement reforms, CMS has implemented a number of initiatives focused on the reporting of certain facility-specific quality of care indicators that could affect our operators, including publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under the CMS “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. These rating changes have impacted referrals to SNFs, and it is possible that changes to this system or other ranking systems could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters. These rating systems and other facility reporting requirements may impact occupancy at our properties and our business, results of operations, financial condition and cash flows.

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

Additionally, on April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at SNFs, which CMS estimates exceed existing staffing standards in nearly all states. The final rule is being implemented on a staggered phase-in basis based on geographic location and will require SNFs participating in Medicare and Medicaid to maintain a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 HPRD of direct registered nurse care and 2.45 HPRD of direct nurse aide care. Facilities would be permitted to use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse or nurse aide) to account for the additional 0.48 HPRD required to comply with the total nurse staffing standard. In addition, the final rule requires SNFs to ensure a registered nurse is onsite 24 hours per day, seven days per week, although CMS indicated that a director of nursing role could fulfill such requirement. The final rule also provides possible hardship exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule was not accompanied by additional funding for our operators to offset the costs associated with meeting these increased staffing requirements in an industry that is already facing staffing shortages. Multiple lawsuits have been filed in federal court to overturn the minimum staffing requirements on the basis that CMS exceeded its authority. In April 2025, a federal court in Texas issued an order vacating the rule, which is subject to appeal. The increased staffing requirements, if not overturned legislatively or by final legal action, or if not accompanied by increased state reimbursement to offset the increased financial burden, may have a future adverse impact on the financial condition of many of our operators, which may be material, but which likely would not be experienced until closer to the point of delayed implementation, ranging from within 90 days and five years of the final rule publication.

Further, on March 30, 2023, CMS issued a memorandum revising and enhancing enforcement efforts for infection control deficiencies found in SNFs that are targeted at higher-level infection control deficiencies that result in actual harm or immediate jeopardy to residents. Similar to other serious survey deficiencies, penalties for the most serious infection control deficiencies include civil monetary penalties and discretionary payment denials for new resident admissions.

On November 15, 2023, CMS issued a final rule that requires SNFs participating in the Medicare or Medicaid programs to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs, beginning August 1, 2025. The CMS announcement noted concerns regarding the quality of care provided at SNFs owned by private equity firms, REITs and other investment firms. Further, in 2024, several U.S. senators proposed legislation that would, if enacted, restrict certain investors, including REITs and private equity firms, from investing in healthcare facilities or impose penalties on certain landlords of or private equity investors in healthcare facilities whose operators subsequently enter into bankruptcy proceedings. On January 8, 2025, the State of Massachusetts enacted a law that requires notification for certain transactions involving SNFs and REITs and restricts new licenses to hospitals with certain facilities leased from REITs. Legislation with similar restrictions has been proposed in several other states. In addition, in January 2025, HHS and the Senate Budget Committee issued reports that found private equity investment in healthcare has had negative consequences for patients and providers. These initiatives, as well as additional calls for federal and state governmental review of the role of private equity in the U.S. healthcare industry and proposed legislation related to certain SNF financial arrangements with REITs, if enacted, could result in additional requirements or restrictions on our operators or us. The likelihood of any of these legislative measures passing at the federal level remains uncertain.

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

Reimbursement Generally

Medicaid.  Most of our SNF operators derive a substantial portion of their revenue from state Medicaid programs. Whether and to what extent the level of Medicaid reimbursement covers the actual cost to care for a Medicaid eligible resident varies by state and depends on federal matching levels. While periodic rate setting occurs and, in most cases, has an inflationary component, the state rate setting process does not always keep pace with inflation or, even if it does, there is a risk that it may still not be sufficient to cover all or a substantial portion of the cost to care for Medicaid eligible residents. Additionally, rate setting is subject to changes based on state budgetary constraints and national and state level political factors, both of which could result in decreased or insufficient reimbursement to the industry even in an environment where costs are rising. The change in presidential administrations and U.S. Congressional majorities are increasing the political focus on entitlement programs such as Medicaid, which is creating uncertainty with respect to the level of reimbursement available and the extent of regulation of the industry. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or increases in the percentage of Medicaid patients have in the past, and may in the future, adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

The risk of insufficient Medicaid reimbursement rates or delays in operators receiving such reimbursements, along with possible initiatives to push residents historically cared for in SNFs to alternative settings, labor shortages in certain areas and limited regulatory support for increased levels of reimbursement in certain states, may impact us more acutely in states where we have a larger presence. While state reimbursement rates have generally improved over the last several years, reimbursement support is not consistent across states, and it is difficult to assess whether the level of reimbursement support has or will continue to adequately keep pace with increased operator costs. In addition, certain of our operators have experienced delays in receiving state reimbursements, which may impact such operators’ ability to pay rent to us. We continue to monitor rate adjustment activity, particularly in states in which we have a meaningful presence.

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

As a part of the COVID-19 1135 waiver provisions, in 2020 CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth providers for the Medicare Part B programs provided by a SNF, which also allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services were provided by a physician from an alternate location through expiration of the public health emergency. The Consolidated Appropriations Act of 2023 extended the ability of occupational therapists, physical therapists and speech-language pathologists to continue to furnish these services via telehealth and bill as distant site practitioners through September 30, 2025.

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

Department of Justice and Other Enforcement Actions.  SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The DOJ has historically used the False Claims Act to civilly pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard. For example, in November 2024, one of the Company’s skilled nursing operators disclosed that it had received civil investigative demands from the federal government regarding its reimbursement and referral practices.  In addition, California prosecutors announced in March 2021 an investigation into a skilled nursing provider that is affiliated with one of our operators, alleging the chain manipulated the submission of staffing level data in order to improve its Five Star rating. In 2020, the DOJ launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies. Such enforcement activities are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these enforcement activities or investigations incurred by our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on their reputation, business, results of operations and cash flows.

First Quarter of 2025 and Recent Highlights

Investments

●	During the three months ended March 31, 2025, we acquired six facilities for aggregate consideration of $58.3 million. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 9.9% and 10.0%.
●	We invested $35.3 million under our construction in progress and capital improvement programs during the three months ended March 31, 2025.
●	We funded $20.0 million under two new real estate loans with a weighted average interest rate of 10.8% during the three months ended March 31, 2025. Additionally, we advanced $6.5 million under existing real estate loans during the three months ended March 31, 2025. Principal repayments of $43.5 million were received on real estate loans during the three months ended March 31, 2025.

●	In April 2025, we acquired 45 facilities in the U.K. (43 facilities) and in the Bailiwick of Jersey (2 facilities) for total consideration, including transaction expenses, of £259.8 million. The facilities will be leased to 4 existing operators and 2 new operators with a weighted average initial cash yield of 10.0%.

Dispositions and Impairments

●	During the three months ended March 31, 2025, we sold 27 facilities (26 SNFs and one ALF) for $120.9 million in net cash proceeds, recognizing a net gain of $10.1 million.
●	During the three months ended March 31, 2025, we recorded an impairment of $1.2 million on one held for use facility for which the carrying value exceeded the fair value.

Financing Activities

●	During the three months ended March 31, 2025, we sold 7.1 million shares of common stock under our $1.25 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $264.2 million.
●	We repaid $400 million of 4.50% senior notes on the January 15, 2025 maturity date using available cash.
●	In April 2025, the maturity date of the $1.45 billion senior unsecured multicurrency revolving credit facility (“Revolving Credit Facility”) was extended from April 30, 2025 to October 30, 2025.
●	Omega repaid the $50 million term loan (“OP Term Loan”) on April 29, 2025, prior to its original maturity date.

Other Highlights

●	We advanced $14.4 million under existing non-real estate loans during the three months ended March 31, 2025. Principal repayments of $16.0 million were received on non-real estate loans during the three months ended March 31, 2025.

Collectibility Issues

●	During the three months ended March 31, 2025, we did not place any operators on a cash basis of revenue recognition. We also did not have any straight-line receivable write-offs through rental income during the three months ended March 31, 2025. We provided one cash basis operator with a lease inducement of $10.0 million in connection with an execution of a new lease, which was recorded as a reduction to the rental income recognized for the three months ended March 31, 2025. As of March 31, 2025, 20 operators are on a cash basis. These operators represent 18.6% of our total revenues for the three months ended March 31, 2025.
●	In the first quarter of 2025, Maplewood Senior Living (along with affiliates, “Maplewood”) paid $13.6 million of contractual rent, a short pay of $6.0 million of the $19.6 million (consisting of $17.3 million of contractual rent and $2.3 million of contractual interest) due under its lease and loan agreements. These amounts do not include contractual rent and payments related to Inspir Embassy Row in Washington D.C. of $2.1 million, which is separately disclosed in Note 2 – Real Estate Assets. Maplewood initially short-paid the contractual rent amount due under its lease agreement during the second quarter of 2023 and has not made full contractual rent and interest payments since that time. Maplewood is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $13.6 million for the three months ended March 31, 2025 for contractual rent payments that were received from Maplewood. No interest income was recorded on the Maplewood secured revolving credit facility during the three months ended March 31, 2025 as the loan is on non-accrual status for interest recognition. In April 2025, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $2.1 million.

●	In the first quarter of 2025, LaVie Care Centers, LLC (“LaVie”) paid full contractual rent of $9.3 million. As LaVie is on a cash basis of revenue recognition for lease purposes, rental income recorded was equal to cash received of $9.3 million during the three months ended March 31, 2025. We did not recognize any interest income related to LaVie during the three months ended March 31, 2025 as the three loans outstanding have PIK interest and are on non-accrual status. In April 2025, LaVie paid full contractual rent of $3.1 million due under its lease agreement. LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division (the “Bankruptcy Court”) in June 2024. On December 5, 2024, a plan of reorganization was confirmed by the Bankruptcy Court, pursuant to which the LaVie master lease agreement will be assumed and assigned by certain of the debtor(s) to operators designated by the Plan Sponsor upon the effective date of the plan.
●	In March 2025, Genesis Healthcare, Inc. (“Genesis”) failed to make the rent payment due under its lease agreement and the interest payment due under one of its three loan agreements. As Genesis is on a cash basis of revenue recognition, we recognized rental income of $12.5 million related to Genesis during the three months ended March 31, 2025, which includes $8.3 million for contractual rent payments received and $4.2 million from the application of proceeds from the letter of credit that was held as collateral from Genesis. In addition, we recognized $4.2 million (which includes $0.1 million from the application of proceeds from the letter of credit) related to three loans with Genesis during the three months ended March 31, 2025. After the application of proceeds from the letter of credit, there is $3.5 million remaining under the letter of credit. In April 2025, Genesis paid full contractual rent and interest of $4.8 million.

Dividends

●	On April 23, 2025, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on May 15, 2025 to stockholders of record as of the close of business on May 5, 2025.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	2025	2024	Variance
Revenues:
Rental income	$232,178	$206,921	$25,257
Interest income	43,116	35,836	7,280
Miscellaneous income	1,491	542	949
Expenses:
Depreciation and amortization	79,875	74,557	5,318
General and administrative	32,057	21,532	10,525
Real estate taxes	3,311	3,798	(487)
Acquisition, merger and transition related costs	1,464	2,603	(1,139)
Impairment on real estate properties	1,235	5,292	(4,057)
Provision for credit losses	5,092	8,470	(3,378)
Interest expense	52,280	57,820	(5,540)
Other income (expense):
Other income – net	3,047	5,276	(2,229)
Loss on debt extinguishment	—	(1,283)	1,283
Gain (loss) on assets sold – net	10,075	(1,391)	11,466
Income tax expense	(3,611)	(2,581)	(1,030)
Income from unconsolidated joint ventures	1,078	98	980

Revenues

  The following is a description of certain of the changes in revenues for the three months ended March 31, 2025 compared to the same period in 2024:

●	The increase in rental income was primarily the result of (i) a $26.8 million increase related to facility acquisitions made throughout 2024 and 2025, a construction in progress project placed in service in 2025, lease extensions and other rent escalations, (ii) $7.6 million net increase in rental income from cash basis operators, primarily related to LaVie and Maplewood, as a result of receiving higher cash rent payments period over period from these operators and (iii) a $0.4 million net increase related to impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators. The increase was partially offset by a $10.0 million lease inducement provided to a cash basis operator that was recorded as a reduction to rental income in the first quarter of 2025.
●	The increase in interest income was primarily due to a $10.8 million increase related to new loans and additional fundings on existing loans made throughout 2024 and 2025, partially offset by a $3.7 million decrease related to principal repayments on our loans during 2024 and 2025.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended March 31, 2025 compared to the same period in 2024:

●	The increase in depreciation and amortization expense primarily relates to facility acquisitions and capital additions, partially offset by facility sales and facilities reclassified to assets held for sale.
●	The increase in general and administrative (“G&A”) expense primarily relates to $6.6 million of incremental non-cash stock-based compensation expense and $2.2 million of incremental payroll expense related to the termination of the employment agreement of our former Chief Operating Officer in the first quarter of 2025. Additional information is disclosed in Note 14 – Stock-Based Compensation.
●	The decrease in acquisition, merger and transition related costs primarily relates to costs incurred related to the transition of facilities with troubled operators.
●	The 2025 impairments were recognized in connection with one held for use facility for which the carrying value exceeded the fair value. The 2024 impairments were recognized in connection with three held for use facilities for which the carrying value exceeded the fair value. The 2025 and 2024 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The decrease in provision for credit losses primarily relates to a decrease in the general reserve recorded primarily resulting from decreases in loss rates utilized in the estimate of expected credit losses for loans partially offset by increases in loan balances, partially offset by a net increase in aggregate specific provisions recorded during the first quarter of 2025 compared to same period in 2024.
●	The decrease in interest expense primarily relates to (i) the repayment of $400 million of 4.50% senior notes in January 2025, (ii) the repayment of $400 million of 4.95% senior notes in April 2024 and (iii) the payoff of all remaining HUD mortgages in the first quarter of 2024. The overall decrease was partially offset by an increase due to the assumption of the £188.6 million mortgage loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024.

Other Income (Expense)

The increase in total other income (expense) was primarily due to (i) a $11.5 million increase in gain on assets sold related to the sale of 27 facilities in the first quarter of 2025 compared to the sale of four facilities during the same period in 2024 and (ii) a $1.3 million decrease in loss on debt extinguishment related to the early repayment of nine HUD mortgages during the first quarter of 2024, partially offset by a $2.2 million decrease in other income – net primarily related to decreased interest income on short-term investments due to lower invested cash in the first quarter of 2025 compared to the same period in 2024.

Income Tax Expense

The increase in income tax expense was primarily due to an increase in taxable income in the U.K. as a result of acquisitions in 2024 and 2025.

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

The following table presents our Nareit FFO results for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	2025	2024

	(in thousands)
Net income (1)	$112,060	$69,346
(Deduct gain) add back loss from real estate dispositions	(10,075)	1,391
	101,985	70,737
Elimination of non-cash items included in net income:
Depreciation and amortization	79,875	74,557
Depreciation – unconsolidated joint ventures	683	2,536
Add back impairments on real estate properties	1,235	5,292
Nareit FFO	$183,778	$153,122
(1)	The three months ended March 31, 2025 and 2024 include the application of $4.3 million and $0.5 million, respectively, of security deposits (letter of credit and cash deposits) in revenue.

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income and interest receipts, existing availability under our Revolving Credit Facility, proceeds from our DRCSPP and ATM Program, facility sales, the issuance of additional debt, including unsecured notes and term loans, and proceeds from real estate loan and non-real estate loan payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends and distributions to noncontrolling interest members, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), real estate loan and non-real estate loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At March 31, 2025, we had total assets of $9.7 billion, total equity of $4.9 billion and total debt of $4.5 billion in our consolidated financial statements, with such debt representing 47.5% of total capitalization.

Debt

At March 31, 2025 and December 31, 2024, the weighted average annual interest rate of our debt was 4.6%. Additionally, as of March 31, 2025, 94.7% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated as cash flow hedges. As of March 31, 2025, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our Revolving Credit Facility, OP Term Loan and our $428.5 million term loan with a maturity date on August 8, 2025 (the “2025 Term Loan”).

Our Revolving Credit Facility and OP Term Loan had original maturity dates in April 2025. In April 2025, the maturity date of the Revolving Credit Facility was extended from April 30, 2025 to October 30, 2025. Omega previously provided notification in January 2025 to extend the maturity date of the OP Term Loan from April 30, 2025 to October 30, 2025. However, subsequent to quarter end, Omega elected to repay the OP Term Loan on April 29, 2025, prior to its original maturity date. The 2025 Term Loan matures on August 8, 2025. However, we also have the option to extend the 2025 Term Loan for two sequential 12-month periods. Our next senior note maturity is the $600 million of 5.250% senior notes due January 2026. As of March 31, 2025, we had $368.0 million of cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2025, we had $656.5 million of potential common share issuances remaining under the ATM Program and $1.45 billion of availability under our Revolving Credit Facility. This combination of liquidity sources, along with cash from operating activities, provides us with the ability to repay the senior notes due in January 2026. We also could elect to refinance these notes based on our evaluation of market conditions at maturity.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2025 and December 31, 2024, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued $3.8 billion aggregate principal of senior notes outstanding at March 31, 2025 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of March 31, 2025, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At March 31, 2025, we had 286.2 million shares of common stock outstanding, and our shares had a market value of $10.9 billion. The following is a summary of activity under our equity programs during the three months ended March 31, 2025:

●	We issued 4.4 million shares of common stock under our ATM Program for aggregate gross proceeds of $164.4 million during the three months ended March 31, 2025. We did not utilize the forward provisions under the ATM Program. We have $656.5 million of potential common share issuances remaining under the ATM Program as of March 31, 2025.
●	We issued 2.7 million shares of common stock under the DRCSPP during the three months ended March 31, 2025. Aggregate gross proceeds from these sales were $99.8 million during the three months ended March 31, 2025.
●	We did not repurchase any shares of our outstanding common stock under the $500 Million Stock Repurchase Program, which expired in March 2025.

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

For the three months ended March 31, 2025, we paid dividends of $189.2 million to our common stockholders. On February 18, 2025, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 10, 2025.

Material Cash Requirements

During the three months ended March 31, 2025, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of March 31, 2025, we had $227.8 million of commitments to fund the construction of new facilities, capital improvements and other commitments under lease agreements. Additionally, we have commitments to fund $40.0 million of advancements under existing real estate loans and $56.3 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

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

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $404.1 million as of March 31, 2025, a decrease of $144.7 million as compared to the balance at December 31, 2024. The following is a summary of our sources and uses of cash flows for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$181,952	$151,474	$30,478
Investing activities	19,261	(47,454)	66,715
Financing activities	(347,698)	(186,021)	(161,677)

The following is a discussion of changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2025 compared to the months ended March 31, 2024.

Operating Activities – The increase in net cash provided by operating activities is driven primarily by an increase of $39.7 million of net income, net of $3.1 million of non-cash items, primarily due to a year over year increase in rental income and interest income as discussed in our material changes analysis under Results of Operations above. The $9.2 million change in the net movements of the operating assets and liabilities also contributed to the overall increase in cash provided by operating activities.

Investing Activities – The increase in cash provided by investing activities primarily related to (i) a $110.8 million increase in proceeds from the sales of real estate investments and (ii) a $55.4 million increase in loan repayments, net of placements as a result of paydowns on mortgage loans due from Ciena Healthcare Management, Inc. and on other loans during the first quarter of 2025. The overall increase in cash provided by investing activities was partially offset by (i) a $45.1 million increase in real estate acquisitions, (ii) the funding of a $30.1 million acquisition deposit in the first quarter of 2025 for a 44-facility asset acquisition that closed in April 2025, (iii) a $13.8 million increase in capital improvements to real estate investments and construction in progress primarily related to an ALF in Washington D.C. that was placed into service in February 2025, (iv) a $8.4 million decrease in proceeds from net investment hedges related to the termination of two foreign currency forward contracts during the first quarter of 2024 and (v) a $1.3 million decrease in receipts from insurance proceeds.

Financing Activities – The increase in cash used in financing activities primarily related to (i) a $358.7 million increase in repayments on long-term borrowings driven by the repayment of the $400 million of 4.50% senior notes that matured on January 15, 2025, (ii) a $24.5 million increase in dividends paid primarily related to share issuances during 2024 and 2025, and (iii) a $8.2 million increase in distributions to Omega OP Unit holders. The overall increase in cash used in financing activities was partially offset by (i) a $228.4 million increase in net proceeds from issuance of common stock as a result of increased volume under our ATM Programs and DRCSPP and (ii) a $1.3 million decrease in payment of financing related costs related to the early repayment of nine HUD mortgages during the first quarter of 2024.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. We have described our accounting policies in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies or estimates since December 31, 2024.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2025, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective at a reasonable assurance level as of March 31, 2025.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 18 – Commitments and Contingencies to the Consolidated Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this Item.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended March 31, 2025, we did not issue any shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

Issuer Purchases of Equity Securities

On January 27, 2022, the Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock from time to time through March 2025. The Company was authorized to repurchase shares of its common stock in open market and privately negotiated transactions or in any other manner as determined by the Company’s management and in accordance with applicable law. The timing and amount of stock repurchases was  determined, in management’s discretion, based on a variety of factors, including but not limited to market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The Company had no obligation to repurchase any amount of its common stock, and such repurchases, if any, could be discontinued at any time.

During the first quarter of 2025, we did not repurchase any shares of our outstanding common stock.

Item 5 – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first quarter of 2025.

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
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: May 2, 2025	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 2, 2025	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer