Form 10-Q
period 2025-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2025-08-01
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 29, 2025, there were 295,000 thousand shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,883,685	$7,342,497
Land	1,178,725	996,701
Furniture and equipment	539,342	510,106
Construction in progress	9,449	210,870
Total real estate assets	9,611,201	9,060,174
Less accumulated depreciation	(2,816,053)	(2,721,016)
Real estate assets – net	6,795,148	6,339,158
Investments in direct financing leases – net	—	9,453
Real estate loans receivable – net	1,416,820	1,428,298
Investments in unconsolidated joint ventures	85,429	88,711
Assets held for sale	12,358	56,194
Total real estate investments	8,309,755	7,921,814
Non-real estate loans receivable – net	333,340	332,274
Total investments	8,643,095	8,254,088

Cash and cash equivalents	734,184	518,340
Restricted cash	38,400	30,395
Contractual receivables – net	11,552	12,611
Other receivables and lease inducements	257,133	249,317
Goodwill	644,888	643,664
Other assets	217,224	189,476
Total assets	$10,546,476	$9,897,891

LIABILITIES AND EQUITY
Revolving credit facility	$—	$—
Secured borrowings	260,942	243,310
Senior notes and other unsecured borrowings – net	4,739,491	4,595,549
Accrued expenses and other liabilities	357,036	328,193
Total liabilities	5,357,469	5,167,052

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 700,000 shares, issued and outstanding – 293,149 shares as of June 30, 2025 and 279,129 shares as of December 31, 2024	29,314	27,912
Additional paid-in capital	8,430,299	7,915,873
Cumulative net earnings	4,332,538	4,086,907
Cumulative dividends paid	(7,900,668)	(7,516,750)
Accumulated other comprehensive income	96,814	22,731
Total stockholders’ equity	4,988,297	4,536,673
Noncontrolling interest	200,710	194,166
Total equity	5,189,007	4,730,839
Total liabilities and equity	$10,546,476	$9,897,891

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Rental income	$239,202	$214,315	$471,380	$421,236
Interest income	42,997	38,042	86,113	73,878
Miscellaneous income	307	388	1,798	930
Total revenues	282,506	252,745	559,291	496,044

Expenses
Depreciation and amortization	80,509	74,234	160,384	148,791
General and administrative	23,838	22,148	55,895	43,680
Real estate taxes	3,251	3,750	6,562	7,548
Acquisition, merger and transition related costs	2,010	1,780	3,474	4,383
Impairment on real estate properties	14,215	8,182	15,450	13,474
(Recovery) provision for credit losses	(4,771)	(14,172)	321	(5,702)
Interest expense	52,897	53,966	105,177	111,786
Total expenses	171,949	149,888	347,263	323,960

Other income (expense)
Other income – net	13,751	3,363	16,798	8,639
Loss on debt extinguishment	—	(213)	—	(1,496)
Gain on assets sold – net	22,886	12,911	32,961	11,520
Total other income	36,637	16,061	49,759	18,663

Income before income tax expense and income from unconsolidated joint ventures	147,194	118,918	261,787	190,747
Income tax expense	(4,528)	(1,980)	(8,139)	(4,561)
(Loss) income from unconsolidated joint ventures	(2,187)	141	(1,109)	239
Net income	140,479	117,079	252,539	186,425
Net income attributable to noncontrolling interest	(3,880)	(3,217)	(6,908)	(5,202)
Net income available to common stockholders	$136,599	$113,862	$245,631	$181,223

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.46	$0.46	$0.80	$0.73
Diluted:
Net income available to common stockholders	$0.46	$0.45	$0.79	$0.72

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$140,479	$117,079	$252,539	$186,425
Other comprehensive income (loss)
Foreign currency translation	58,204	2,292	83,575	(1,996)
Cash flow hedges	(2,360)	277	(7,321)	7,154
Total other comprehensive income	55,844	2,569	76,254	5,158
Comprehensive income	196,323	119,648	328,793	191,583
Comprehensive income attributable to noncontrolling interest	(5,476)	(3,293)	(9,079)	(5,353)
Comprehensive income attributable to common stockholders	$190,847	$116,355	$319,714	$186,230

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended June 30, 2025 and 2024

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income	Equity	Interest	Equity
Balance at March 31, 2025	$28,623	$8,179,841	$4,195,939	$(7,706,034)	$42,566	$4,740,935	$191,088	$4,932,023
Stock related compensation	—	9,301	—	—	—	9,301	—	9,301
Issuance of common stock	690	256,438	—	—	—	257,128	—	257,128
Common dividends declared ($0.67 per share)	—	—	—	(194,634)	—	(194,634)	—	(194,634)
Vesting/exercising of Omega OP Units	—	(15,592)	—	—	—	(15,592)	15,592	—
Exchange and redemption of Omega OP Units	1	311	—	—	—	312	(3,993)	(3,681)
Omega OP Units distributions	—	—	—	—	—	—	(7,453)	(7,453)
Other comprehensive income	—	—	—	—	54,248	54,248	1,596	55,844
Net income	—	—	136,599	—	—	136,599	3,880	140,479
Balance at June 30, 2025	$29,314	$8,430,299	$4,332,538	$(7,900,668)	$96,814	$4,988,297	$200,710	$5,189,007

Balance at March 31, 2024	$24,637	$6,705,333	$3,747,942	$(6,995,876)	$31,852	$3,513,888	$186,705	$3,700,593
Stock related compensation	—	9,247	—	—	—	9,247	—	9,247
Issuance of common stock	765	242,071	—	—	—	242,836	—	242,836
Common dividends declared ($0.67 per share)	—	—	—	(166,021)	—	(166,021)	—	(166,021)
Vesting/exercising of Omega OP Units	—	(5,437)	—	—	—	(5,437)	5,437	—
Exchange and redemption of Omega OP Units	—	30	—	—	—	30	(30)	—
Omega OP Units distributions	—	—	—	—	—	—	(6,260)	(6,260)
Net change in noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	545	545
Other comprehensive income	—	—	—	—	2,493	2,493	76	2,569
Net income	—	—	113,862	—	—	113,862	3,217	117,079
Balance at June 30, 2024	$25,402	$6,951,244	$3,861,804	$(7,161,897)	$34,345	$3,710,898	$189,690	$3,900,588

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Six Months Ended June 30, 2025 and 2024

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income	Equity	Interest	Equity
Balance at December 31, 2024	$27,912	$7,915,873	$4,086,907	$(7,516,750)	$22,731	$4,536,673	$194,166	$4,730,839
Stock related compensation	—	25,179	—	—	—	25,179	—	25,179
Issuance of common stock	1,401	516,450	—	—	—	517,851	—	517,851
Common dividends declared ($1.34 per share)	—	—	—	(383,918)	—	(383,918)	—	(383,918)
Vesting/exercising of Omega OP Units	—	(27,514)	—	—	—	(27,514)	27,514	—
Exchange and redemption of Omega OP Units	1	311	—	—	—	312	(3,993)	(3,681)
Omega OP Units distributions	—	—	—	—	—	—	(26,056)	(26,056)
Other comprehensive income	—	—	—	—	74,083	74,083	2,171	76,254
Net income	—	—	245,631	—	—	245,631	6,908	252,539
Balance at June 30, 2025	$29,314	$8,430,299	$4,332,538	$(7,900,668)	$96,814	$4,988,297	$200,710	$5,189,007

Balance at December 31, 2023	$24,528	$6,671,198	$3,680,581	$(6,831,061)	$29,338	$3,574,584	$187,707	$3,762,291
Stock related compensation	—	18,531	—	—	—	18,531	—	18,531
Issuance of common stock	873	274,313	—	—	—	275,186	—	275,186
Common dividends declared ($1.34 per share)	—	—	—	(330,836)	—	(330,836)	—	(330,836)
Vesting/exercising of Omega OP Units	—	(13,159)	—	—	—	(13,159)	13,159	—
Exchange and redemption of Omega OP Units	1	361	—	—	—	362	(362)	—
Omega OP Units distributions	—	—	—	—	—	—	(16,712)	(16,712)
Net change in noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	545	545
Other comprehensive income	—	—	—	—	5,007	5,007	151	5,158
Net income	—	—	181,223	—	—	181,223	5,202	186,425
Balance at June 30, 2024	$25,402	$6,951,244	$3,861,804	$(7,161,897)	$34,345	$3,710,898	$189,690	$3,900,588

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$252,539	$186,425
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,384	148,791
Impairment on real estate properties	15,450	13,474
Straight-line rent and other write-offs	27,537	—
Provision (recovery) for credit losses	321	(5,702)
Amortization of deferred financing costs and loss on debt extinguishment	2,396	8,534
Stock-based compensation expense	25,046	18,415
Gain on assets sold – net	(32,961)	(11,520)
Straight-line rent and effective interest receivables	(23,526)	(17,857)
Interest paid-in-kind	(4,996)	(6,674)
Loss from unconsolidated joint ventures	3,066	1,617
Other non-cash items	(4,358)	(992)
Change in operating assets and liabilities – net:
Contractual receivables	1,059	1,406
Lease inducements	(9,497)	465
Other operating assets and liabilities	8,757	(805)
Net cash provided by operating activities	421,217	335,577
Cash flows from investing activities
Acquisition of real estate	(560,422)	(127,973)
Net proceeds from sale of real estate investments	182,995	44,894
Investments in construction in progress	(29,731)	(42,149)
Investment in loan receivables and other	(109,767)	(193,187)
Collection of loan principal	100,297	65,435
Investments in unconsolidated joint ventures	(1,250)	(318)
Distributions from unconsolidated joint ventures in excess of earnings	1,466	1,250
Capital improvements to real estate investments	(32,941)	(14,010)
Proceeds from derivative instruments	4,675	8,429
Receipts from insurance proceeds	392	1,657
Net cash used in investing activities	(444,286)	(255,972)
Cash flows from financing activities
Proceeds from long-term borrowings	670,708	478,500
Payments of long-term borrowings	(527,240)	(890,128)
Payments of financing related costs	(6,540)	(1,892)
Net proceeds from issuance of common stock	517,851	275,186
Dividends paid	(383,785)	(330,720)
Net payments to noncontrolling members of consolidated joint venture	—	545
Redemption of Omega OP Units	(3,681)	—
Distributions to Omega OP Unit Holders	(26,056)	(16,712)
Net cash provided by (used in) financing activities	241,257	(485,221)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	5,661	17
Increase (decrease) in cash, cash equivalents and restricted cash	223,849	(405,599)
Cash, cash equivalents and restricted cash at beginning of period	548,735	444,730
Cash, cash equivalents and restricted cash at end of period	$772,584	$39,131

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2025

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega,” the “Company,” “we,” “our” or “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), including care homes in the U.K., and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of long-term “triple net” leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). In addition to our core investments, we make loans to operators and/or their principals. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of June 30, 2025, Parent owned 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned 3% of the outstanding Omega OP Units.

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

Omega’s consolidated financial statements include the accounts of Omega Healthcare Investors, Inc., its wholly owned subsidiaries and the joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls, through voting rights or other means. All intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 2 – REAL ESTATE ASSETS

At June 30, 2025, our leased real estate properties included 577 SNFs, 342 ALFs, 19 ILFs, 18 specialty facilities and one medical office building. The following table summarizes the Company’s rental income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Fixed income from operating leases	$235,596	$210,554	$463,791	$413,846
Variable income from operating leases	3,606	3,510	7,409	6,887
Interest income from direct financing leases	—	251	180	503
Total rental income	$239,202	$214,315	$471,380	$421,236

Our variable income from operating leases primarily represents the reimbursement by operators for real estate taxes that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the six months ended June 30, 2025:

	Number of			Total Real Estate		Initial
	Facilities			Assets Acquired(1)		Annual
Period	SNF	ALF	Country/State	(in millions)		Cash Yield(2)
Q1	—	2	TX	$10.6		9.9%
Q1	—	4	U.K.	47.7		10.0%
Q2	—	45	U.K. & Jersey	344.2	(3)	10.0%
Q2	—	1	CA	11.6		10.0%
Q2	—	2	NM	32.0		10.0%
Q2	—	1	SC	8.5		10.0%
Q2	8	—	TX	105.8		10.0%
Total	8	55		$560.4
(1)	Represents the acquisition cost that was allocated to our real estate assets on a relative fair value basis. This also represents the total cost of the acquisition unless specifically noted within the table, as the assets acquired in our acquisitions typically consists of only real estate assets. From time to time, we may have acquisitions in which additional assets and liabilities are assumed.
(2)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(3)	In April 2025, the Company acquired 45 facilities in the U.K. and the Bailiwick of Jersey (“Jersey”) for $344.2 million and leased the facilities to four existing and two new operators with a weighted average initial annual cash yield of 10.0% with annual escalators of 1.7% that ultimately increase to 2.5% after year 5.

Construction in Progress and Capital Expenditure Investments

We invested $27.4 million and $62.7 million under our construction in progress and capital improvement programs during the three and six months ended June 30, 2025, respectively. We invested $34.8 million and $56.2 million under our construction in progress and capital improvement programs during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, construction in progress included three projects consisting of the development of a SNF in Virginia, a SNF in Florida and a SNF in Maryland.

During the first quarter of 2025, we purchased a real estate property located in Maryland for approximately $4.0 million that will be redeveloped into a SNF. In conjunction with the acquisition, we amended our lease agreement with an existing operator to incorporate the property. We are committed to a maximum funding of $22.5 million for the development of the property. As of June 30, 2025, $4.7 million was included in construction in progress related to this development project.

In February 2025, we completed and placed into service the $201.8 million Inspir Embassy Row construction in progress project, an ALF in Washington D.C., and began recognizing rental income from the facility. The facility is subject to a 24-year single facility lease with an entity that is jointly owned by Maplewood Senior Living (along with affiliates, “Maplewood”) and a third-party investor. We recognized full contractual rental income of $3.2 million and $5.3 million related to the lease for the new facility for the three and six months ended June 30, 2025, respectively.

Direct Financing Lease

As of December 31, 2024, we had one direct financing lease with a net investment of $9.5 million. During the first quarter of 2025, we terminated the direct financing lease, along with several operating leases with the same operator, and entered into a new consolidated operating lease for all facilities leased to the operator. In connection with the termination of the direct financing lease, we reclassified $9.4 million from investment in direct financing lease to real estate assets during the first quarter of 2025. In connection with the execution of the new consolidated lease agreement, we paid $10.0 million to the operator, which was treated as lease inducement. As this operator is on a cash basis of revenue recognition, the inducement was immediately expensed and was recorded as a reduction to the rental income recognized for the three months ended March 31, 2025. See additional discussion within Note 4 – Contractual Receivables and Other Receivables and Lease Inducements.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	June 30,	December 31,
	2025	2024
Number of facilities held for sale	2	12
Amount of assets held for sale (in thousands)	$12,358	$56,194

During the second quarter of 2025, we reclassified two SNFs to assets held for sale as a result of an operator’s exercise of a purchase option. The net book value of the facilities exceeded the estimated fair value, based on the estimated proceeds from the sale, and as a result, an impairment of $6.3 million was recorded in connection with reclassifying these assets to held for sale.

Asset Sales

During the three and six months ended June 30, 2025, we sold seven facilities (six SNFs and one ALF) and 34 facilities (32 SNFs and two ALFs) for $62.1 million and $183.0 million in net cash proceeds, respectively. As a result of these sales, we recognized a net gain of $22.9 million and $33.0 million, respectively. As part of a 12-facility sale recognized during the six months ended June 30, 2025, Omega may be entitled to additional consideration contingent upon the occurrence of certain future events that are outside of our control. Given these events are not within Omega’s control, the uncertainty surrounding the timing of the events and the probability of collection, we did not recognize any additional contingent consideration as of the legal sale date.

During the three and six months ended June 30, 2024, we sold five SNFs and nine SNFs for approximately $34.8 million and $44.9 million in net cash proceeds, respectively. As a result of these sales, we recognized a net gain of $12.9 million and $11.5 million, respectively.

Sales Not Recognized

As of June 30, 2025 and December 31, 2024, three facility sales had not been recognized due to not meeting the contract criteria under ASC 610-20 at the applicable legal sale date. As of June 30, 2025 and December 31, 2024, we had $19.7 million and $20.1 million, respectively, of real estate assets – net recorded on our Consolidated Balance Sheets related to these unrecognized sales. During the three and six months ended June 30, 2025, we received interest of $1.6 million and $2.7 million, respectively, from seller financing related to unrecognized sales. During the three and six months ended June 30, 2024, we received interest of $0.3 million and $0.6 million, respectively, from seller financing related to unrecognized sales. The interest received from these seller financings was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

Real Estate Impairments

During the three and six months ended June 30, 2025, we recorded impairments on three and four facilities of $14.2 million and $15.4 million, respectively. Of the $15.4 million, $9.1 million related to two held for use facilities and $6.3 million related to two facilities that were classified as held for sale.

During the three and six months ended June 30, 2024, we recorded impairments on four and seven facilities of $8.2 million and $13.5 million, respectively. Of the $13.5 million, $8.1 million related to five held for use facilities and $5.4 million related to two facilities that were classified as held for sale.

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

A summary of our net receivables and lease inducements by type is as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Contractual receivables – net	$11,552	$12,611

Effective yield interest receivables	$2,099	$1,839
Straight-line rent receivables	246,458	238,690
Lease inducements	8,576	8,788
Other receivables and lease inducements	$257,133	$249,317

Cash Basis Operators and Straight-Line Receivable Write-Offs

We review our collectibility assumptions related to rental income from our operator leases on an ongoing basis. During the three and six months ended June 30, 2025, we placed two new operators, which Omega did not previously have a relationship with prior to 2025, and one existing operator on a cash basis of revenue recognition, as collection of substantially all contractual lease payments due from them was not deemed probable. During the three months ended June 30, 2025, there was a $15.5 million write-off of straight-line rent receivable associated with placing the existing operator on a cash basis of revenue recognition, as we received information regarding substantial doubt of its ability to continue as a going concern. The lease agreements with the two new operators were executed in 2025 as part of the transition of facilities from prior operators. As we had no previous relationship with these new operators and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operators on a cash basis of revenue recognition concurrent with the lease commencement dates, so there were no straight-line rent receivable write-offs associated with placing these operators on a cash basis.

During the six months ended June 30, 2025, we also wrote-off $2.1 million of straight-line rent receivable balances through rental income as a result of transitioning facilities between operators.

During the six months ended June 30, 2024, we placed one new operator on a cash basis of revenue recognition. In the first quarter of 2024, we entered into a lease with the new operator as part of the transition of facilities from another operator. As we had no previous relationship with this new operator and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operator on a cash basis of revenue recognition. We did not have any straight-line receivable write-offs through rental income as a result of placing operators on a cash basis of revenue recognition during the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, we had 22 operators on a cash basis for revenue recognition, which represent 17.5% and 20.6% of our total revenues for the six months ended June 30, 2025 and 2024, respectively.

Rent Deferrals and Application of Collateral

During each of the six months ended June 30, 2025 and 2024, we allowed two and three operators to defer $2.7 million and $1.8 million, respectively, of contractual rent and interest. The deferrals during the six months ended June 30, 2025 and 2024 primarily related to Maplewood ($2.4 million and $1.5 million, respectively). During each of the six months ended June 30, 2025 and 2024, we received repayments of deferred rent of $2.6 million and $1.0 million, respectively.

Additionally, we allowed one and four operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the six months ended June 30, 2025 and 2024, respectively. The total collateral applied to contractual rent and interest was $4.3 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Lease Inducements

As discussed in Note 2 – Real Estate Assets, we agreed to a one-time $10.0 million lease inducement payment to an operator in connection with a new lease agreement executed in the first quarter of 2025. As this operator is on a cash basis of revenue recognition, the inducement was written off and recorded as a reduction to the rental income recognized for the six months ended June 30, 2025.

Operator Collectibility Updates

Maplewood

For the three and six months ended June 30, 2025, Maplewood paid $14.4 million and $28.0 million of contractual rent, respectively, falling short of the $17.3 million and $34.6 million of contractual rent due under its lease agreement for those periods, respectively. These amounts exclude contractual rent and payments related to Inspir Embassy Row in Washington D.C. of $3.2 million and $5.3 million for the three and six months ended June 30, 2025, respectively, which were paid in full and are separately discussed in Note 2 – Real Estate Assets. Maplewood also did not pay any of the $3.1 million and $5.4 million of contractual interest due under the secured revolving credit facility for the three and six months ended June 30, 2025, respectively.

Maplewood initially short-paid the contractual rent amount due under its lease agreement during the second quarter of 2023 and has not made full contractual rent and interest payments since that time. Maplewood is on a cash basis of revenue recognition for lease purposes, so rental income is only recorded for contractual rent payments that were received from Maplewood for the respective periods. We recorded rental income of $14.4 million and $11.8 million for the three months ended June 30, 2025 and 2024, respectively, and $28.0 million and $23.1 million for the six months ended June 30, 2025 and 2024, respectively.

As discussed further in Note 5 – Real Estate Loans Receivable, no interest income was recorded on the Maplewood secured revolving credit facility during the three and six months ended June 30, 2025 and 2024 as the loan is on non-accrual status for interest recognition.

In July 2025, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $1.8 million.

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

LaVie

LaVie Care Centers, LLC (“LaVie”) commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division in June 2024. On December 5, 2024, a plan of reorganization was confirmed by the Bankruptcy Court, pursuant to which the LaVie master lease agreement was to be assumed and assigned by certain of the debtor(s) to operators designated by the Plan Sponsor upon the effective date of the plan. The plan of reorganization was effective as of June 1, 2025, which resulted in the LaVie master lease agreement being assumed by and assigned to ENDMT LLC (“Avardis”) and amended and restated. The amended master lease has a lease term ending December 31, 2037 and requires monthly rent payments of $3.1 million, which escalate 2.5% annually.

For the three and six months ended June 30, 2025, LaVie paid full contractual rent of $6.2 million and $15.5 million, respectively, through the date the plan of reorganization became effective. As LaVie is on a cash basis of revenue recognition for lease purposes, rental income recorded was equal to cash received of $6.2 million and $5.9 million during the three months ended June 30, 2025 and 2024, respectively, and $15.5 million and $10.3 million during the six months ended June 30, 2025 and 2024, respectively. Avardis paid full contractual rent of $3.1 million in June and July 2025, following the effective date of the plan of reorganization. Avardis is on a straight-line basis for rental income recognition, and we recognized $3.6 million of rental income related to Avardis for June 2025.

We did not recognize any interest income related to LaVie during the three and six months ended June 30, 2025 and 2024, as the three loans that were outstanding during the periods have interest paid-in-kind (“PIK”) and are on non-accrual status.

Genesis

Genesis Healthcare, Inc. (“Genesis”) was placed on a cash basis of rental revenue recognition during the third quarter of 2020 based on information the Company received from Genesis regarding substantial doubt as to their ability to continue as a going concern. Genesis continued to make their rent and interest payments to us until March 2025, when it failed to make the rent payment due under its lease agreement and the interest payment due under one of its three loan agreements.

During the second quarter of 2025, Genesis made all required contractual rent and interest payments. As Genesis is on a cash basis of revenue recognition, we recognized rental income related to Genesis of $12.8 million and $25.3 million (which includes $21.1 million for contractual rent payments received and $4.2 million from the application of proceeds from the letter of credit that was held as collateral from Genesis) during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, we recognized rental income of $11.9 million and $23.8 million, respectively, for contractual rent payments received from Genesis. In addition, we recognized $4.1 million and $8.3 million of interest income (which includes $0.1 million from the application of proceeds from the letter of credit) related to three loans with Genesis during the three and six months ended June 30, 2025, respectively. The $13.0 million real estate loan with Genesis was settled in full in May 2025 so only the two term loans discussed in Note 6 – Non-Real Estate Loans Receivable remain outstanding as of June 30, 2025. We recognized $3.7 million and $7.2 million of interest income related to two term loans with Genesis during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $3.5 million remaining under the letter of credit.

In July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. Genesis will continue to operate, as a debtor-in-possession (“DIP”), the 31 facilities subject to a master lease agreement with Omega, unless and until Genesis’ leasehold interest under the master lease agreement is rejected or assumed and assigned. We committed to provide, along with other lenders, up to $8.0 million of a $30.0 million junior secured DIP financing to Genesis, as further discussed in Note 6 – Non-Real Estate Loans Receivable. As a condition of the DIP financing, Genesis is required to pay Omega full contractual rent under its lease agreement. In July 2025, prior to filing for bankruptcy, Genesis paid full contractual rent and interest due of $4.8 million. As discussed in Note 6 – Non-real Estate Loans Receivable, 8.2% per annum of the total 13.2% per annum interest on the term loans is PIK interest.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of June 30, 2025, our real estate loans receivable consists of 23 fixed rate mortgage notes on 97 long-term care facilities and 20 other real estate loans. The facilities subject to the mortgage notes are operated by 18 independent healthcare operating companies and are located in 12 U.S. states and within the U.K. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

A summary of our real estate loans receivable by loan type is as follows:

	As of June 30, 2025
	Weighted	Weighted
	Average	Average Years		June 30,	December 31,
	Interest Rate	to Maturity		2025	2024

				(in thousands)
Mortgage notes receivable – gross	11.0%	4.1	(1)	$968,365	$982,327
Allowance for credit losses on mortgage notes receivable				(35,833)	(39,562)
Mortgage notes receivable – net				932,532	942,765
Other real estate loans – gross	9.1%	6.9	(2)	520,732	517,220
Allowance for credit losses on other real estate loans				(36,444)	(31,687)
Other real estate loans – net				484,288	485,533
Total real estate loans receivable – net				$1,416,820	$1,428,298
(1)	Consists of mortgage notes with maturity dates ranging from 2025 through 2037 (with $194.1 million maturing in 2025). Two of the mortgage notes with an aggregate principal balance of $12.5 million are past due and have been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(2)	Consists of other real estate loans with maturity dates ranging from 2025 through 2035 (with $25.6 million maturing in 2025).

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Mortgage notes – interest income	$25,520	$21,651	$51,525	$41,494
Other real estate loans – interest income	7,455	9,307	14,612	18,203
Total real estate loans interest income	$32,975	$30,958	$66,137	$59,697

The following is a summary of advances and principal repayments under our real estate loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Advances on new real estate loans receivable(1)	$25,604	$112,895	$45,651	$154,136
Advances on existing real estate loans receivable	3,186	601	9,677	3,362
Principal repayments on real estate loans receivable(2)	(21,326)	(3,014)	(64,830)	(7,005)
Net cash advances (repayments) on real estate loans receivable	$7,464	$110,482	$(9,502)	$150,493
(1)	For the three and six months ended June 30, 2025, consists of advances under 12 and 14 new real estate loans originated during 2025 with weighted average interest rates of 10.0% and 10.3%, respectively. For the three and six months ended June 30, 2024, consists of advances under four and 11 new real estate loans with weighted average interest rates of 11.5% and 10.2%, respectively.
(2)	The six months ended June 30, 2025 includes $40.6 million of early repayments on mortgage notes with a weighted average interest rate of 11.6%, as of the repayment date, subject to the master mortgage agreement with Ciena Healthcare Management, Inc (“Ciena”). Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Included below is additional discussion on any significant new loans issued and significant updates to any existing loans.

Maplewood Revolving Credit Facility

We have a $320 million revolving credit facility with Maplewood (the “Maplewood Revolver”) that bears interest at 7% per annum (consisting of 4% per annum of cash interest and 3% per annum PIK for 2025) and matures in June 2035. The amortized cost basis of the Maplewood Revolver was $263.6 million as of June 30, 2025 and December 31, 2024. Due to liquidity issues of the borrower, the Maplewood Revolver is on non-accrual status. Maplewood failed to make aggregate cash interest payments that were required under the loan agreement of $3.1 million and $5.4 million during the three and six months ended June 30, 2025, respectively, and of $0.7 million and $1.2 million during the three and six months ended June 30, 2024, respectively. As such, we did not record any interest income for the Maplewood Revolver during the three and six months ended June 30, 2025 and 2024.

As discussed within Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Omega entered into a settlement agreement with the Estate during the third quarter of 2024 that, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the key members of the existing Maplewood management team or their designee(s), with the Estate remaining liable under Mr. Smith’s guaranty until the transition is complete or one year from the court’s approval date, if earlier, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. We are still awaiting regulatory approvals related to licensure of the operating assets before the transition will be completed. There is no certainty that the regulatory approvals will be received or that this transition will be completed as intended, on a timely basis, or at all. If the proposed transition plan is not completed, we may incur a substantial loss on the Maplewood Revolver up to the amortized cost basis of the loan. As of June 30, 2025, the internal risk rating on the loan is a 5, which we believe appropriately reflects the risks associated with the loan as of June 30, 2025. See the allowance for credit losses attributable to real estate loans with a 5 internal risk rating within Note 7 – Allowance for Credit Losses.

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower and/or personal guarantees. As of June 30, 2025, we had 46 loans with 32 different borrowers. A summary of our non-real estate loans by loan type is as follows:

	As of June 30, 2025
	Weighted	Weighted
	Average	Average Years		June 30,	December 31,
	Interest Rate	to Maturity		2025	2024

				(in thousands)
Working capital loans receivable	9.5%	0.9	(1)	$60,766	$57,071
Other loans receivable	10.2%	3.8	(2)	379,695	397,998
Non-real estate loans receivable – gross				440,461	455,069
Allowance for credit losses on non-real estate loans receivable				(107,121)	(122,795)
Total non-real estate loans receivable – net				$333,340	$332,274
(1)	Consists of revolving working capital loans receivable collateralized by the accounts receivable of the borrower with maturity dates ranging from 2025 to 2029 (with $29.9 million maturing in 2025).
(2)	Consists of other loans receivable with maturity dates ranging from 2025 to 2037 (with $41.5 million maturing in 2025). Two of the other notes outstanding with an aggregate principal balance of $10.0 million are past due and have been reserved down to the estimated fair value of the underlying collateral of zero through our allowance for credit losses.

For the three and six months ended June 30, 2025, non-real estate loans generated interest income of $10.0 million and $20.0 million, respectively. For the three and six months ended June 30, 2024, non-real estate loans generated interest income of $7.1 million and $14.2 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

The following is a summary of advances and principal repayments under our non-real estate loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Advances on new non-real estate loans receivable(1)	$3,757	$10,400	$3,879	$10,400
Advances on existing non-real estate loans receivable	10,177	9,601	24,582	13,711
Principal repayments on non-real estate loans receivable(2)	(12,578)	(45,896)	(28,598)	(52,811)
Net cash advances (repayments) on non-real estate loans receivable	$1,356	$(25,895)	$(137)	$(28,700)
(1)	For the three and six months ended June 30, 2025, consists of advances under three and four new non-real estate loans, respectively, originated during 2025 with a weighted average interest rate of 10.0%. For the three and six months ended June 30, 2024, consists of advances under five new non-real estate loans with a weighted average interest rate of 10.0%.
(2)	Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Included below is additional discussion on any significant new loans issued and/or significant updates to any existing loans.

Genesis Non-Real Estate Loans

As of June 30, 2025, we had two secured term loans outstanding with Genesis that had an aggregate balance of $120.8 million both maturing on June 30, 2026. The loans currently bear interest at a weighted average fixed interest rate of 13.2% per annum, of which 8.2% per annum is PIK interest and 5.0% per annum is cash interest. The loans are collateralized by a first lien on the equity of several ancillary businesses of Genesis. Genesis made all required interest payments under both of the term loans during the three and six months ended June 30, 2025. As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Omega applied collateral to cover March 2025 contractual rent under its lease agreement and March 2025 contractual interest due under a $13.0 million other real estate loan agreement with Genesis, which was subsequently settled in May 2025. As part of our ongoing credit loss procedures, we evaluated the fair value of the collateral available to us under the two term loan agreements and estimate there is sufficient collateral to support the outstanding principal on the loans. As a result of this collateral, the loans remain on an accrual basis. As of June 30, 2025, the internal risk rating on the two loans is a 4, which we believe appropriately reflects the risks associated with the loans as of June 30, 2025. See the allowance for credit losses attributable to non-real estate loans with a 4 internal risk rating within Note 7 – Allowance for Credit Losses.

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, in July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Dallas Division. As described in Genesis’ filings with the Bankruptcy Court, in July 2025 we agreed to provide, along with other lenders, up to $8.0 million of a $30.0 million DIP financing to Genesis to support sufficient liquidity to, among other things, operate its facilities during bankruptcy. The DIP loan bears PIK interest at 15.0%, per annum, payable monthly in arrears. The principal is due upon maturity. Currently, the DIP loan matures on the earlier of (i) February 4, 2026, (ii) the effective date of a plan of reorganization or liquidation in the Chapter 11 cases or (iii) upon an event of default as defined in the DIP loan agreement. The DIP lenders hold a third and fourth priority security interest in all of Genesis’ assets, which includes a third priority security interest in cash and accounts receivable. Proceeds of any future asset sales, claims and causes of action and debt or equity issuances will all serve as collateral for the DIP loans. The interim DIP order approved the DIP budget which allows payments due under the DIP loan and Omega’s existing term loans to be satisfied in kind during the bankruptcy, except for budgeted adequate protection payments that will be made on Omega’s existing term loans.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the six months ended June 30, 2025 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2024	Provision (Recovery) for Credit Loss for the six months ended June 30, 2025(1)		Write-offs charged against allowance for the six months ended June 30, 2025		Other reductions to the allowance for the six months ended June 30, 2025		Allowance for Credit Loss as of June 30, 2025
		(in thousands)
1	Real estate loan receivable	$312	$(47)		$—		$—		$265
2	Real estate loans receivable	492	(155)		—		—		337
3	Real estate loans receivable	10,991	(57)		—		—		10,934
4	Real estate loans receivable	22,528	(2,695)		—		—		19,833
5	Real estate loans receivable	25,476	4,408		—		—		29,884
6	Real estate loans receivable	11,450	(426)		—		—		11,024
	Sub-total	71,249	1,028	(2)	—		—		72,277

5	Investment in direct financing leases	1,605	—		—		(1,605)	(3)	—
	Sub-total	1,605	—		—		(1,605)		—

2	Non-real estate loans receivable	37	6		—		—		43
3	Non-real estate loans receivable	1,868	(412)		—		—		1,456
4	Non-real estate loans receivable	2,268	(1,001)		—		—		1,267
5	Non-real estate loans receivable	43,287	(701)		—		—		42,586
6	Non-real estate loans receivable	75,335	4,285		(17,851)	(4)	—		61,769
	Sub-total	122,795	2,177	(2)	(17,851)		—		107,121

2	Unfunded real estate loan commitments	1	1		—		—		2
3	Unfunded real estate loan commitments	461	18		—		—		479
4	Unfunded real estate loan commitments	40	140		—		—		180
5	Unfunded real estate loan commitments	1,767	(924)		—		—		843
2	Unfunded non-real estate loan commitments	13	(7)		—		—		6
3	Unfunded non-real estate loan commitments	183	(77)		—		—		106
4	Unfunded non-real estate loan commitments	433	(18)		—		—		415
6	Unfunded non-real estate loan commitments	65	(65)		—		—		—
	Sub-total	2,963	(932)		—		—		2,031

	Total	$198,612	$2,273		$(17,851)		$(1,605)		$181,429

(1)	During the six months ended June 30, 2025, we received proceeds of $1.7 million from the liquidating trust related to the $25.0 million DIP facility to Gulf Coast Health Care LLC (“Gulf Coast”) and proceeds of $0.3 million related to one other real estate loan, which resulted in a recovery for credit losses of $2.0 million. Both of these loans and related reserves were previously written off, so the $2.0 million aggregate recovery is not included in the rollforward above.
(2)	These amounts include cash recoveries of $2.9 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $1.8 million related to principal payments received on loans that were fully reserved.
(3)	Represents the allowance for credit losses related to an investment in a direct financing lease that was reclassified to real estate assets in connection with the termination of the lease in the first half of 2025 as discussed further in Note 2 – Real Estate Assets.
(4)	Amount reflects the write-off of the reserves associated with the $10.0 million DIP financing and the $8.3 million term loan to LaVie (which were both previously fully reserved) that were discharged as part of the LaVie plan of reorganization that was made effective on June 1, 2025.

A rollforward of our allowance for credit losses for the six months ended June 30, 2024 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2023	Provision (Recovery) for Credit Loss for the six months ended June 30, 2024(1)		Write-offs charged against allowance for the six months ended June 30, 2024	Allowance for Credit Loss as of June 30, 2024
		(in thousands)
1	Real estate loans receivable	$1,501	$(574)		$—	$927
2	Real estate loans receivable	291	460		—	751
3	Real estate loans receivable	12,635	310		—	12,945
4	Real estate loans receivable	65,113	(37,237)	(2)	—	27,876
5	Real estate loans receivable	—	28,032	(2)	—	28,032
6	Real estate loans receivable	11,450	—		—	11,450
	Sub-total	90,990	(9,009)		—	81,981

5	Investment in direct financing leases	2,489	(790)		—	1,699
	Sub-total	2,489	(790)		—	1,699

2	Non-real estate loans receivable	1,151	(158)		—	993
3	Non-real estate loans receivable	3,903	(792)		—	3,111
4	Non-real estate loans receivable	720	(290)		—	430
5	Non-real estate loans receivable	43,404	5,016		—	48,420
6	Non-real estate loans receivable	72,453	6,698		(7,632)	71,519
	Sub-total	121,631	10,474	(3)	(7,632)	124,473

2	Unfunded real estate loan commitments	10	(9)		—	1
3	Unfunded real estate loan commitments	335	62		—	397
4	Unfunded real estate loan commitments	4,314	(4,263)	(2)	—	51
5	Unfunded real estate loan commitments	—	3,063	(2)	—	3,063
2	Unfunded non-real estate loan commitments	692	(446)		—	246
3	Unfunded non-real estate loan commitments	46	176		—	222
4	Unfunded non-real estate loan commitments	63	(36)		—	27
5	Unfunded non-real estate loan commitments	1,594	(1,594)		—	—
6	Unfunded non-real estate loan commitments	—	92		—	92
		7,054	(2,955)		—	4,099

	Total	$222,164	$(2,280)		$(7,632)	$212,252
(1)	During the six months ended June 30, 2024, we received proceeds of $3.3 million from the liquidating trust related to the $25.0 million DIP facility to Gulf Coast, which resulted in a recovery for credit losses of $3.3 million that is not included in the rollforward above since we had previously written-off the loan balance and related reserve.
(2)	Amount reflects the movement of reserves associated with the Maplewood Revolver due to an adjustment to the internal risk rating on the loan from 4 to 5 during the first quarter of 2024. See Note 5 – Real Estate Loans Receivable for additional information.
(3)	The amount includes cash recoveries of $2.4 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $0.2 million related to principal payments received on loans that were fully reserved.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2025	2024	2023	2022	2021	2020	2019 & older	Revolving Loans	Balance as of June 30, 2025
		(in thousands)
1	Real estate loans receivable	$—	$—	$—	$20,000	$—	$—	$—	$—	$20,000
2	Real estate loans receivable	—	29,700	8,680	—	—	21,325	—	—	59,705
3	Real estate loans receivable	26,867	255,614	159,630	25,600	72,420	—	—	—	540,131
4	Real estate loans receivable	18,775	79,971	82,673	—	31,747	72,413	307,606	—	593,185
5	Real estate loans receivable	—	—	—	—	—	—	—	263,580	263,580
6	Real estate loans receivable	—	—	—	—	—	—	12,496	—	12,496
	Sub-total	45,642	365,285	250,983	45,600	104,167	93,738	320,102	263,580	1,489,097

2	Non-real estate loans receivable	—	—	—	—	—	—	—	16,439	16,439
3	Non-real estate loans receivable	2,124	3,882	77,003	15,738	—	—	2,683	50,439	151,869
4	Non-real estate loans receivable	3,152	4,411	—	—	—	—	121,766	30,690	160,019
5	Non-real estate loans receivable	500	6,000	—	—	—	—	42,810	—	49,310
6	Non-real estate loans receivable	—	6,386	5,158	24,458	—	—	26,822	—	62,824
	Sub-total	5,776	20,679	82,161	40,196	—	—	194,081	97,568	440,461

	Total	$51,418	$385,964	$333,144	$85,796	$104,167	$93,738	$514,183	$361,148	$1,929,558

	Year to date gross write-offs	$—	$—	$—	$—	$(7,851)	$—	$—	$(10,000)	$(17,851)

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of June 30, 2025 and December 31, 2024, we have excluded $11.6 million and $11.1 million, respectively, of contractual interest receivables and $2.1 million and $1.8 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three months ended June 30, 2025 and 2024, we recognized $0.1 million and $1.2 million, respectively, of interest income related to loans on non-accrual status as of June 30, 2025. During the six months ended June 30, 2025 and 2024, we recognized $0.6 million and $2.2 million, respectively, of interest income related to loans on non-accrual status as of June 30, 2025.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	(in thousands)
Assets
Real estate assets – net(1)	$1,033,590	$1,250,131
Real estate loans receivable – net	599,127	534,048
Investments in unconsolidated joint ventures	8,187	9,754
Non-real estate loans receivable – net	17,241	38,463
Contractual receivables – net	1,207	994
Other assets	—	1,539
Total assets	1,659,352	1,834,929

Liabilities
Accrued expenses and other liabilities	(50,880)	(52,692)
Total liabilities	(50,880)	(52,692)

Collateral
Personal guarantee	(48,000)	(48,000)
Other collateral(1)(2)	(1,229,290)	(1,422,096)
Total collateral	(1,277,290)	(1,470,096)

Maximum exposure to loss	$331,182	$312,141
(1)	Amount excludes accounts receivable that Omega has a security interest in as collateral under the two working capital loans with operators that are unconsolidated VIEs. The fair value of the accounts receivable available to Omega was $6.1 million and $5.5 million as of June 30, 2025 and December 31, 2024, respectively.
(2)	The decrease in the balance from December 31, 2024 to June 30, 2025 primarily relates to the transition of facilities from LaVie to Avardis during the second quarter of 2025, as discussed further in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs, following the date they were determined to be VIEs, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenue
Rental income	$31,766	$26,715	$64,653	$45,843
Interest income	7,242	3,491	14,568	6,455
Total	$39,008	$30,206	$79,221	$52,298

Consolidated VIEs

The Company consolidates Omega OP, a VIE in which the Company is considered the primary beneficiary. The Company, as general partner, has the power to direct the activities of Omega OP that most significantly affect Omega OP’s performance, and through its interest in Omega OP, has both the right to receive benefits from and the obligation to absorb losses of Omega OP.

Additionally, we own a partial equity interest in a joint venture that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the joint venture. As of June 30, 2025 and December 31, 2024, this joint venture has $23.8 million and $24.3 million, respectively, of total assets, and $20.8 million of total liabilities, which are included in our Consolidated Balance Sheets.

NOTE 9 – INVESTMENTS IN JOINT VENTURES

Unconsolidated Joint Ventures

The following is a summary of our investments in unconsolidated joint ventures (dollars in thousands):

				Carrying Amount
	Ownership	Facility	Facility	June 30,	December 31,
Entity	% (1)	Type	Count (1)	2025	2024
Lakeway Realty, L.L.C.	51%	Specialty facility	1	$65,979	$67,541
Second Spring Healthcare Investment	15%	N/A	—	7,320	7,117
Other Real Estate JVs(2)(3)	20% – 50%	Various	6	4,488	6,736
Other Healthcare JVs(3)(4)	9% – 25%	N/A	N/A	7,642	7,317
				$85,429	$88,711
(1)	Ownership percentages and facility counts are as of June 30, 2025.
(2)	Includes three joint ventures formed for the purpose of owning or providing financing for SNFs, ALFs or specialty facilities.
(3)	As of June 30, 2025, and December 31, 2024, we had an aggregate of $18.5 million of loans outstanding with these joint ventures.
(4)	Includes six joint ventures engaged in business that support the long-term healthcare industry and our operators.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of June 30, 2025 and December 31, 2024:

(in thousands)
Balance as of December 31, 2024	$643,664
Foreign currency translation	1,224
Balance as of June 30, 2025	$644,888

The following is a summary of our intangible assets and liabilities as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	(in thousands)
Assets:
Above market leases	$34,554	$31,864
Accumulated amortization	(5,399)	(3,800)
Net above market leases	$29,155	$28,064

Liabilities:
Below market leases	$33,014	$34,723
Accumulated amortization	(26,147)	(26,647)
Net below market leases	$6,867	$8,076

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

For the three months ended June 30, 2025 and 2024, our net amortization related to intangibles was $(0.6) million and $0.6 million, respectively. For the six months ended June 30, 2025 and 2024, our net amortization related to intangibles was $(0.8) million and $1.1 million, respectively. The estimated net amortization expense related to these intangibles for the remainder of 2025 and the next four years is as follows: remainder of 2025 – $(1.1) million; 2026 – $(2.1) million; 2027 – $(2.1) million; 2028 – $(2.2) million and 2029 – $(2.2) million. As of June 30, 2025, the weighted average remaining amortization period of above market lease assets is ten years and below market lease liabilities is nine years.

NOTE 11 – CONCENTRATION OF RISK

As of June 30, 2025, our portfolio of real estate investments consisted of 1,056 healthcare facilities (including properties associated with mortgages, assets held for sale and consolidated joint ventures), along with other real estate loans receivable (excluding mortgages) of $484.3 million and $85.4 million of investments in 11 unconsolidated joint ventures. These healthcare facilities are located in 42 states, Washington, D.C., the U.K. and Jersey, and are operated by 94 third-party operators. Our investment in these healthcare facilities, net of impairments and allowances, totaled $10.6 billion at June 30, 2025, with 98% of our real estate investments related to long-term healthcare facilities. Our portfolio of healthcare facilities is made up of (i) 577 SNFs, 342 ALFs, 19 ILFs, 18 specialty facilities and one medical office building, (ii) fixed rate mortgages on 50 SNFs, 44 ALFs, two ILFs and one specialty facility, and (iii) two facilities that are held for sale. As of June 30, 2025, our total investments also include non-real estate loans receivable of $333.3 million.

Operator Concentration

As of June 30, 2025 and December 31, 2024, we had total investments (before accumulated depreciation and allowances) with one operator that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated 6.9% and 4.7% of our total revenues for the three months ended June 30, 2025 and 2024, respectively, and 6.6% and 4.7% of our total revenues for the six months ended June 30, 2025 and 2024, respectively. During the three and six months ended June 30, 2025, we also have one operator with total revenues that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated 10.9% and 12.5% of our total revenues for the three months ended June 30, 2025 and 2024, respectively, and 10.9% and 12.7% of our total revenues for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, CommuniCare represented 7.9% of our total investments (before accumulated depreciation and allowances).

Geographic Concentration

As of June 30, 2025, the three geographic locations in which we had our highest concentration of real estate assets and mortgages (before accumulated depreciation and allowances) were the U.K. (17.8%), Texas (8.9%) and Indiana (5.9%).

NOTE 12 – STOCKHOLDERS’ EQUITY

Increase of Authorized Omega Common Stock

On June 6, 2025, Omega amended its charter to increase the number of authorized shares of Omega common stock from 350.0 million to 700.0 million.

Stock Repurchase Program

During the three and six months ended June 30, 2025 and 2024, we did not repurchase any shares of our outstanding common stock under the $500.0 Million Stock Repurchase Program, which expired in March 2025.

Dividends

The following is a summary of our declared cash dividends on common stock:

Record Date	Payment Date	Dividend per Common Share
February 10, 2025	February 18, 2025	$0.67
May 5, 2025	May 15, 2025	0.67
August 4, 2025	August 15, 2025	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	June 30, 2024	413	$13,015
Three Months Ended	June 30, 2025	3,988	150,442
Six Months Ended	June 30, 2024	442	13,897
Six Months Ended	June 30, 2025	6,655	250,193

At-The-Market Offering Programs

The following is a summary of the shares issued under our former $1.0 billion 2021 At-The-Market Offering Program and our current $1.25 billion 2024 At-The-Market Offering Program (collectively, the “ATM Program”) for the three and six months ended June 30, 2025 and 2024 (in thousands except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
Three Months Ended	June 30, 2024	7,212	$31.86	$231,920	$229,754
Three Months Ended	June 30, 2025	2,895	36.83	107,872	106,626
Six Months Ended	June 30, 2024	8,253	31.68	264,215	261,492
Six Months Ended	June 30, 2025	7,285	36.97	272,321	269,296
(1)	Represents the average price per share after issuance costs.

We did not utilize the forward provisions under the ATM Program during the three and six months ended June 30, 2025 and 2024.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	(in thousands)
Foreign currency translation	$41,674	$(66,110)
Derivative instruments designated as cash flow hedges	69,392	76,713
Derivative instruments designated as net investment hedges	(12,311)	11,898
Total accumulated other comprehensive income before noncontrolling interest	98,755	22,501
Add: portion included in noncontrolling interest	(1,941)	230
Total accumulated other comprehensive income for Omega	$96,814	$22,731

During the three months ended June 30, 2025 and 2024, we reclassified $1.4 million and $2.6 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges. During the six months ended June 30, 2025 and 2024, we reclassified $2.8 million and $5.2 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

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

The following is a summary of our provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Federal, state and local income tax expense	$173	$181	$441	$699
Foreign tax expense	4,355	1,799	7,698	3,862
Total income tax expense (1)	$4,528	$1,980	$8,139	$4,561
(1)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

The income tax expense for both the three and six months ended June 30, 2025 and 2024 was primarily due to income from foreign jurisdictions that subject to foreign income taxes and withholding taxes.

As of June 30, 2025 and December 31, 2024, deferred tax assets totaled $20.5 million and $19.4 million, respectively, and deferred tax liabilities totaled zero. Our deferred tax assets relate primarily to loss carryforwards.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Stock-based compensation expense	$9,234	$9,188	$25,046	$18,415

Stock-based compensation expense of $25.0 million for the six months ended June 30, 2025 includes $6.6 million of non-cash stock-based compensation expense associated with the transition discussed in the “Leadership Transition” section below. Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations.

We granted 3,065 time-based restricted stock units (“RSUs”) and 215,606 time-based profits interest units (“PIUs”) during the first quarter of 2025 to certain officers and employees, and those units vest on December 31, 2027 (three years after the grant date), subject to continued employment and vesting in connection with certain other events.

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

We granted 22,766 time-based PIUs and 22,040 time-based RSUs to directors during the second quarter of 2025, and those units vest on the date of Omega’s 2026 annual meeting of stockholders, subject to the director’s continued service and vesting in certain other events.

Time-based and performance-based grants made to named executive officers and key employees that meet certain conditions under the Company’s retirement policy (length of service, age, etc.) vest on an accelerated basis pursuant to the terms of our 2018 Stock Incentive Plan.

Leadership Transition

In January 2025, the Company and Daniel J. Booth, Chief Operating Officer, mutually agreed that Mr. Booth’s employment agreement with the Company would terminate effective January 2, 2025. The Company entered into a Transition Agreement and Release (the “Transition Agreement”) as of January 1, 2025 with Mr. Booth in connection with his departure and transitioning of his responsibilities. The Transition Agreement provides that Mr. Booth will be entitled to receive the payments and benefits due in connection with a termination of employment by the Company without cause pursuant to his Employment Agreement, as amended, dated effective January 1, 2024, provided that vesting of his previously granted equity incentives shall be prorated through January 1, 2026, and he shall be entitled to certain continued benefits under his supplemental life insurance policy. In connection with the transition discussed above and the modification of certain of Mr. Booth’s equity awards, the Company incurred incremental non-cash stock-based compensation expense of $6.6 million, which is reflected within general and administrative expense within the Consolidated Statements of Operations in the first quarter of 2025. General and administrative expense also includes the accrual of $2.2 million of transition payments to Mr. Booth to be made over the 24-month period and other costs incurred related to the transaction.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		June 30,	June 30,	December 31,
	Maturity	2025	2025	2024

			(in thousands)
Secured borrowings:
2026 mortgage loan(1)	2026	9.60%	$251,624	$231,148
Deferred financing costs – net			(2,874)	(3,753)
Premium – net(2)			12,192	15,915
Total secured borrowings			260,942	243,310

Unsecured borrowings:
Revolving Credit Facility(3)(4)	2025	5.64%	—	—
			—	—
Senior notes and other unsecured borrowings:
2025 notes(3)(5)	2025	4.50%	—	400,000
2026 notes(3)	2026	5.25%	600,000	600,000
2027 notes(3)	2027	4.50%	700,000	700,000
2028 notes(3)	2028	4.75%	550,000	550,000
2029 notes(3)	2029	3.63%	500,000	500,000
2030 notes(3)	2030	5.20%	600,000	—
2031 notes(3)	2031	3.38%	700,000	700,000
2033 notes(3)	2033	3.25%	700,000	700,000
2025 Term Loan(3)(6)	2025	5.60%	428,500	428,500
OP Term Loan(7)	2025	N/A	—	50,000
Deferred financing costs – net			(17,930)	(14,843)
Discount – net			(21,079)	(18,108)
Total senior notes and other unsecured borrowings – net			4,739,491	4,595,549

Total unsecured borrowings – net			4,739,491	4,595,549

Total secured and unsecured borrowings – net(8)(9)			$5,000,433	$4,838,859
(1)	Wholly owned subsidiaries of Omega OP are the obligors on this borrowing. Loan is denominated in British Pounds Sterling (“GBP”).
(2)	Represents the remaining fair value adjustment associated with the 2026 mortgage loan, that was assumed as part of an asset acquisition in July 2024, that is being amortized over the remaining contractual term of the loan.
(3)	Guaranteed by Omega OP.
(4)	As of June 30, 2025 and December 31, 2024, there were no borrowings outstanding under Omega’s $1.45 billion senior unsecured multicurrency revolving credit facility (“Revolving Credit Facility”). The applicable interest rate on the USD tranche and on the GBP borrowings under the alternative currency tranche of the Revolving Credit Facility were 5.64% and 5.54%, respectively, as of June 30, 2025. In April 2025, the maturity date was extended from April 30, 2025 to October 30, 2025 following Omega’s election to utilize one of two six-month extension options.
(5)	The Company repaid $400 million of 4.50% senior notes that matured on January 15, 2025 using available cash.
(6)	The weighted average interest rate of the $428.5 million term loan (the “2025 Term Loan”) has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 4.047%. In July 2025, the maturity date of the 2025 Term Loan was extended from August 8, 2025 to August 8, 2026 following Omega’s election to utilize one of two 12-month extension options.
(7)	On April 29, 2025, Omega repaid the $50 million term loan (“OP Term Loan”) using available cash prior to its original maturity date. Omega OP was the obligor on this borrowing.
(8)	All borrowings are direct borrowings of Parent unless otherwise noted.
(9)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2025 and December 31, 2024, we were in compliance with all applicable covenants for our borrowings.

$600 Million Senior Note Issuance

On June 20, 2025, Omega issued $600 million of Senior Notes due 2030 (the “2030 Senior Notes”) that mature on July 1, 2030 and bear interest at a fixed rate of 5.200% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2026. The 2030 Senior Notes were sold at an issue price of 99.118% of their face value, resulting in a discount of $5.3 million. We incurred $5.6 million of deferred costs in connection with the issuance. The net proceeds from the issuance will be used for general corporate purposes, which may include, among other things, repayment of our existing indebtedness and future acquisition or investment opportunities in healthcare-related real estate properties and to pay certain fees and expenses related to the offering.

NOTE 16 – DERIVATIVES AND HEDGING

We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our investments in the U.K. and interest rate risk related to our capital structure. As a matter of policy, we do not use derivatives for trading or speculative purposes. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, interest rate swaps and debt issued in foreign currencies to offset a portion of these risks. As of June 30, 2025, we have 11 interest rate swaps with $428.5 million in notional value and four interest rate caps with £190.0 million in notional value. The swaps and the majority of the caps are designated as cash flow hedges of the interest payments on two of Omega’s variable interest loans. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

During the second quarter of 2025, we terminated one interest rate swap with $50.0 million of notional value and paid our swap counterparty $0.5 million in connection with the repayment of the OP Term Loan.

On March 27, 2020, we entered into five forward starting swaps totaling $400 million, indexed to 3-month LIBOR, that were issued at a weighted average fixed rate of approximately 0.8675% and were subsequently designated as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, initially expected to occur within the next five years. The swaps had an effective date of August 1, 2023 and an expiration date of August 1, 2033. In conjunction with the October 2020 issuance of $700 million of 3.375% Senior Notes due 2031 (the “2031 Senior Notes”) and the March 2021 issuance of $700 million aggregate principal amount of our 3.25% Senior Notes due 2033 (the “2033 Senior Notes”), we applied hedge accounting for these five forward starting swaps and began amortization. Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We were hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). As a result of these transactions, the aggregate unrealized gain of $41.2 million ($9.5 million gain related to the 2031 Senior Notes issuance and $31.7 million gain related to the 2033 Senior Notes issuance) included within accumulated other comprehensive income at the time of the Senior Notes issuances is being ratably reclassified as a reduction to interest expense, net over 10 years. On May 30, 2023, the five forward starting swaps were terminated, and Omega received a net cash settlement of $92.6 million from the swap counterparties. The incremental $51.4 million of gains related to the forward swaps, recorded in accumulated other comprehensive income, were frozen at the time of termination and will be recognized ratably over 10 years in earnings when the next qualifying debt issuance occurs. The $600 million of 2030 Senior Notes that were issued in June 2025, as discussed further in Note 15 – Borrowing Activities and Arrangements, were determined to be a qualifying issuance, and amortization of the $51.4 million began as of the issuance date of the 2030 Senior Notes. The amortization is recorded as a reduction to interest expense.

The location and fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	June 30,	December 31,
	2025	2024

Cash flow hedges:	(in thousands)
Other assets	$10	$381
Accrued expenses and other liabilities	$5,304	$554

Net investment hedges:
Other assets	$—	$8,434
Accrued expenses and other liabilities	$15,775	$—

The fair value of the interest rate swaps and foreign currency forwards is derived from observable market data such as yield curves and foreign exchange rates and represents a Level 2 measurement on the fair value hierarchy.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes. As the currency exchange swap is not accounted for as a hedging instrument, the change in fair value is recorded in earnings through other income – net in the Consolidated Statements of Operations.

In connection with funding a $344.2 million acquisition in the U.K. (see Note 2 – Real Estate Assets), in April 2025, Omega entered a GBP/USD currency forward with a notional value of £90.0 million and a GBP-USD forward rate of 1.2733. The swap was settled on the closing date of the acquisition, and we recorded a $5.2 million gain from its termination within other income – net in the Consolidated Statements of Operations for the three months ended June 30, 2025.

NOTE 17 – FINANCIAL INSTRUMENTS

The net carrying amount of cash and cash equivalents, restricted cash, contractual receivables, other assets and accrued expenses and other liabilities reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (Level 1).

At June 30, 2025 and December 31, 2024, the net carrying amounts and fair values of our other financial instruments were as follows:

	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$—	$—	$9,453	$9,453
Real estate loans receivable – net	1,416,820	1,440,769	1,428,298	1,447,262
Non-real estate loans receivable – net	333,340	338,042	332,274	340,025
Total	$1,750,160	$1,778,811	$1,770,025	$1,796,740
Liabilities:
Revolving Credit Facility	$—	$—	$—	$—
2026 mortgage loan	260,942	263,816	243,310	247,063
2025 term loan	428,234	428,500	427,044	428,500
OP Term Loan	—	—	49,966	50,000
4.50% notes due 2025 – net	—	—	399,968	399,856
5.25% notes due 2026 – net	599,611	600,294	599,259	600,714
4.50% notes due 2027 – net	697,499	701,393	696,766	691,040
4.75% notes due 2028 – net	547,437	552,354	546,933	542,553
3.63% notes due 2029 – net	494,912	475,960	494,308	461,180
5.20% notes due 2030 – net	589,138	603,366	—	—
3.38% notes due 2031 – net	689,857	640,549	688,962	620,809
3.25% notes due 2033 – net	692,803	604,282	692,343	585,389
Total	$5,000,433	$4,870,514	$4,838,859	$4,627,104

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

On or about January 19, 2023, the Debt Holders served a lawsuit against the Omega Obligor in the Superior Court of the State of Delaware (the “Delaware Court”), asserting claims for (i) breach of the instruments evidencing the Subordinated Debt, (ii) declaratory judgment, and (iii) unjust enrichment, all claims that are factually based on the claims that are the subject of Omega Obligor’s suit in the Court and that are now on appeal. On February 8, 2023, Omega Obligor filed a motion to dismiss or, in the alternative, to stay this action pending the outcome of the above-referenced lawsuit in Maryland. On July 10, 2023, the Delaware state court case stayed the proceeding pending further developments in the Maryland litigation. In July 2025, the Delaware state court requested that Omega file an answer to the lawsuit by August 19, 2025 while allowing the stay to remain in place, subject to further orders of the court. Omega believes that the claims are baseless and is evaluating procedural and substantive legal options in connection with this recently lawsuit to the extent the stay is lifted.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of June 30, 2025, our maximum funding commitment under these indemnification agreements was $8.4 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable if the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2025, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$228,711
Non-real estate loan commitments	60,701
Real estate loan commitments	37,914
Total remaining commitments (1)	$327,326
(1)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Numerator:
Net income	$140,479	$117,079	$252,539	$186,425
Less: adjustments to basic numerator(1)	(5,978)	(3,217)	(22,191)	(5,202)
Net income available to common stockholders – basic	$134,501	$113,862	$230,348	$181,223
Add: net income attributable to OP Units	3,968	3,463	6,762	5,499
Net income available to common stockholders – diluted	$138,469	$117,325	$237,110	$186,722
Denominator:
Denominator for basic earnings per share	291,188	249,366	287,101	247,719
Effect of dilutive securities:
Common stock equivalents	8,563	4,583	8,387	4,170
Noncontrolling interest – Omega OP Units	3,495	7,585	3,599	7,511
Denominator for diluted earnings per share	303,246	261,534	299,087	259,400

Earnings per share – basic:
Net income available to common stockholders	$0.46	$0.46	$0.80	$0.73
Earnings per share – diluted:
Net income available to common stockholders	$0.46	$0.45	$0.79	$0.72
(1)	Includes adjustments to remove income related to non-controlling interests and participating shares including time-based and performance-based PIUs and time-based and performance-based RSUs.

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$734,184	$35,193
Restricted cash	38,400	3,938
Cash, cash equivalents and restricted cash at end of period	$772,584	$39,131

Supplemental information:
Interest paid during the period, net of amounts capitalized	$112,657	$115,168
Taxes paid during the period	$1,716	$1,433

Non-cash financing activities:
Change in fair value of hedges	$(24,671)	$12,455
Remeasurement of debt denominated in a foreign currency	$21,716	$(171)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Interest expense	$51,881	$50,604	$102,781	$104,748
Interest – amortization of deferred financing costs (1)	1,016	3,362	2,396	7,038
Interest expense – net	$52,897	$53,966	$105,177	$111,786
(1)	Includes amortization of deferred financing costs, discounts and premiums.

NOTE 22 – SUBSEQUENT EVENTS

In July 2025, we funded three mortgage loans with $75.6 million in aggregate principal. The loans bear interest at 10% per annum and have a maturity date of July 31, 2027, with a one-year extension option. The mortgage loans are secured by 12 facilities.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters, occupancy levels and quality of care, including the management of infectious diseases;
(3)	the timing of our operators’ recovery from staffing shortages, increased costs and decreased occupancy resulting from inflation and the long-term impacts of the COVID-19 pandemic and the sufficiency of previous government support and current reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including changes to Medicaid and Medicare reimbursements, the potential impact of recent changes to state Medicaid funding levels as well as state regulatory initiatives or minimum staffing requirements for skilled nursing facilities (“SNFs”) that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”), including as the result of any federal or state policy changes driven by the current focus on capital providers to the healthcare industry;
(7)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and assisted living facility (“ALF”) markets or local real estate conditions;
(8)	the availability and cost of capital to us;
(9)	changes in our credit ratings and the ratings of our debt securities;
(10)	competition in the financing of healthcare facilities;
(11)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(12)	changes in the financial position of our operators;
(13)	the effect of economic, regulatory and market conditions generally and, particularly, in the healthcare industry and in jurisdictions where we conduct business, including the U.K.;
(14)	changes in interest rates and foreign currency exchange rates and the impacts of inflation and changes in global tariffs;
(15)	the timing, amount and yield of any additional investments;
(16)	our ability to maintain our status as a REIT; and
(17)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, public health crises or pandemics, cyber threats and governmental action, particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	Second Quarter of 2025 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of June 30, 2025, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs, ALFs (including care homes in the U.K.), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and medical office buildings. Our core portfolio consists of our long-term leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). Real estate loans consist of mortgage loans and other real estate loans that are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. In addition to our core investments, we make loans to operators and/or their principals. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as non-real estate loans. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators, which may include ancillary service or technology companies, and in operating companies. As healthcare delivery continues to evolve, we continuously evaluate potential investments, our assets, operators and markets to position our portfolio for long-term success. As part of our evaluation, we may from time to time consider selling or transitioning assets that do not meet our portfolio criteria.

Outlook, Trends and Other Conditions

Our industry continues to recover from the long-term impacts of the COVID-19 pandemic, which significantly and adversely impacted SNFs and long-term care providers during the height of the pandemic due to the higher rates of virus transmission and fatality among the elderly and frail populations that these facilities serve. While certain of our operators have experienced a level of recovery from pandemic-driven challenges such as occupancy declines, labor shortages, staffing expense increases, and other cost increases, certain of our other operators remain negatively impacted by these factors in a much more profound way. In addition, our operators have been and continue to be adversely affected by inflation-related cost increases and may be adversely impacted by recently announced global tariffs, each of which may increase expenses and exacerbate labor shortages and increase labor costs, among other impacts. In addition, our operators may be adversely impacted by immigration restrictions and changes to immigration enforcement policy to the extent they contribute to labor shortages. There continues to be uncertainty regarding the extent and duration of these impacts for those operators, particularly given uncertainty as to whether reimbursement increases from the federal government, the states and the U.K. will be effective in offsetting these incremental costs and lost revenues. In addition, there remains uncertainty as to the impact of potential and recent regulatory changes, including impacts related to the recent Medicaid changes in the One Big Beautiful Bill Act (“OBBBA”), as well as the impact of potential further reforms to Medicaid or Medicare and state regulatory initiatives. While the OBBBA does not directly lower reimbursements related to long term care providers, it may impact our operators indirectly to the extent states in which they operate reduce reimbursement levels generally, which may occur as a result of reduced Medicaid funds available to states due to lower reimbursement levels for hospitals and other healthcare providers. We continue to monitor these impacts as well as the impacts of other regulatory changes, as discussed below, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us. See “Government Regulation and Reimbursement” for additional information.

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

The long-term care industry continues to recover from the long-term impacts of the COVID-19 pandemic although a certain level of labor shortages, lower occupancy and certain expense increases that began during the pandemic persist, with certain operators continuing to experience these challenges in a much more profound way. In addition, the impact of these ongoing challenges, including labor pressures and inflationary cost increases, may depend on future developments, including the potential impacts of global tariffs, the sufficiency of reimbursement rate setting, the impact of recent changes to the Medicaid program on state reimbursement levels, the impacts of potential future Medicaid and Medicare reforms, and state regulatory initiatives, as well as the continued efficacy of infection control measures and regulations, all of which are uncertain and difficult to predict and may continue to adversely impact our business, results of operations, financial condition and cash flows.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid in the U.S. and local authority funding in the U.K. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs or other budgetary adjustments by government payors, including through potential Medicaid reforms and the push by the U.S. Centers for Medicare and Medicaid Services (“CMS”) towards Medicare Advantage programs, will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. The change in presidential administration and U.S. Congressional majorities at the federal level are increasing the political focus on entitlement program changes, which is creating uncertainty with respect to the level of government reimbursement available and the extent of industry regulation. The July 2025 passage of the OBBBA enacted significant reforms regarding funding and operation of the Medicaid program, including an estimated $920 billion in cuts to Medicaid over the next decade, as well as additional reforms related to instituting a ten-year moratorium on federal nursing home minimum staffing requirements; enactment of new home and community-based services (“HCBS”) waivers; and freezing, rather than reducing, nursing home provider taxes, which supplement reimbursements available to SNFs as these provider taxes are subject to federal matching funds. The OBBBA’s restrictions on provider taxes to other types of healthcare providers may impact our operators indirectly to the extent states reduce reimbursement levels generally to offset general provider tax reductions.

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

Quality of Care and Staffing Initiatives. Several regulatory initiatives announced from 2020 to 2022 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In addition, the CMS Nursing Home Care Compare website and the Five Star Quality Rating System were updated to include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Beginning July 30, 2025, CMS will publish aggregated performance data, including average overall Five Star ratings, health inspection ratings, staffing, and quality measure ratings for “chains” or groups of Medicare-certified nursing homes that share at least one individual or organizational owner, officer, or entity with operational/managerial control. Also beginning no later than July 30, 2025, COVID-19 vaccination data will be removed from all nursing home profiles on the CMS Nursing Home Care Compare.

Additionally, on April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at SNFs, which CMS estimates exceed existing staffing standards in nearly all states. The final rule was initially slated to begin implementation on a staggered phase-in basis based on geographic location and required SNFs participating in Medicare and Medicaid to maintain certain nurse staffing and care standards. The rule has been subject to successful legal challenges, which may be reversed if appealed. Further, the OBBBA included a ten-year delay on enforcement of these minimum staffing requirements.

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

On November 15, 2023, CMS issued a final rule that requires SNFs participating in the Medicare or Medicaid programs to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs, beginning May 1, 2025, which has been delayed by CMS until January 1, 2026. The CMS announcement of the final rule noted concerns regarding the quality of care provided at SNFs owned by private equity firms, REITs and other investment firms. Additionally, in 2024, several U.S. senators proposed legislation that would, if enacted, restrict certain investors, including REITs and private equity firms, from investing in healthcare facilities or impose penalties on certain landlords of or private equity investors in healthcare facilities whose operators subsequently enter into bankruptcy proceedings. On January 8, 2025, the State of Massachusetts enacted a law that requires notification for certain transactions involving SNFs and REITs and restricts new licenses to hospitals with certain facilities leased from REITs. Legislation with similar restrictions has been proposed in several other states. In addition, in January 2025, HHS and the Senate Budget Committee issued reports that found private equity investment in healthcare has had negative consequences for patients and providers. These initiatives, as well as additional calls for federal and state governmental review of the role of private equity in the U.S. healthcare industry and proposed legislation related to certain SNF financial arrangements with REITs, if enacted, could result in additional requirements or restrictions on our operators or us. The likelihood of any of these legislative measures passing at the federal level remains uncertain.

On April 22, 2024, CMS issued the Ensuring Access to Medicaid Services final rule, which requires that, beginning six years after the effective date of the final rule, states generally ensure that at least 80% of Medicaid HCBS payments be put toward compensation for direct care workers. The final rule also requires more transparency regarding how much states pay for HCBS and how those rates are set. It is uncertain what the ultimate impact of the final rule, as well as similar initiatives at the state level, will be on providers of Medicaid HCBS services, given uncertainty related to how HCBS providers are currently spending Medicaid dollars, how many providers fall below the required 80% threshold and how well regulators can measure and track spending by HCBS providers. In addition, it remains unclear whether similar requirements, including those establishing minimum allocations of Medicaid or other reimbursements to direct care workers, will be proposed for SNFs, ALFs and other senior care providers; any such requirements, if enacted, could have a material adverse impact on the financial condition of our operators. This uncertainty is further exacerbated by unknowns regarding how states will contend with federal funding losses due to the OBBBA’s Medicaid reimbursement cuts and how they will ultimately decide to reallocate funding to the extent that they want to offset the impact to other providers or Medicaid recipients. Despite the OBBBA’s creation of a new category of 1915(c) HCBS waivers that would cover people who do not meet the existing requirement of needing an institutional level of care to receive HCBS, such HCBS could be scaled back at the state level as states face funding shortfalls, which  may push seniors and individuals with disabilities into institutional nursing home settings.

Reimbursement Generally

Medicaid.  Most of our SNF operators derive a substantial portion of their revenue from state Medicaid programs. Whether and to what extent the level of Medicaid reimbursement covers the actual cost to care for a Medicaid eligible resident varies by state and depends on federal matching levels. While periodic rate setting occurs and, in most cases, has an inflationary component, the state rate setting process does not always keep pace with inflation or, even if it does, there is a risk that it may still not be sufficient to cover all or a substantial portion of the cost to care for Medicaid eligible residents. Additionally, rate setting is subject to changes based on state budgetary constraints and national and state level political factors, both of which could result in decreased or insufficient reimbursement to the industry even in an environment where costs are rising. Under the OBBBA that was enacted in July 2025, certain states may experience reductions in their federal matching dollars under the Medicaid program. To the extent these states reduce reimbursements to our operators to offset the impact of these reductions to other providers, this may negatively impact our operators and their financial condition. Given the federal political focus on entitlement programs such as Medicaid, there remains uncertainty as to any future reforms to entitlement programs and reimbursement levels that impact our operators. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or increases in the percentage of Medicaid patients have in the past, and may in the future, adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

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

Medicare.  Medicare reimbursement rate setting takes effect annually each October for the following fiscal year. On July 31, 2025, CMS issued a final rule regarding the government fiscal year 2026 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $1.16 billion, or 3.2%, for fiscal year 2026 compared to fiscal year 2025. This estimated reimbursement increase is attributable to a 3.2% net market basket update to the payment rates, which is based on a 3.3% SNF market basket increase plus a 0.6% market basket forecast error adjustment and less a 0.7% productivity adjustment. The annual update is reduced by 2% for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $208.36 million in fiscal year 2026. While Medicare reimbursement rate setting has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current expense levels remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by other factors, including any adjustments related to the impact of various payment models, such as those described below.

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

The Budget Control Act of 2011 established a Medicare Sequestration of 2%, which is an automatic reduction of certain federal spending as a budget enforcement tool. Originally, the sequester was intended to be in effect from FY 2013 to FY 2021. However, most recently, the Infrastructure Investment and Jobs Act extended the sequester through FY 2031. The full 2% Medicare sequestration went into effect as of July 1, 2022 and gradually increases to 4% from 2030 through 2031. Further, the OBBBA, absent further legislative action, requires an automatic 4% reduction in Medicare reimbursement rates beginning in 2026 as a budget enforcement tool triggered by the OBBBA’s impact on the federal deficit.

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

Department of Justice and Other Enforcement Actions.  SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The DOJ has historically used the False Claims Act to civilly pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard. For example, in November 2024, one of the Company’s skilled nursing operators disclosed that it had received civil investigative demands from the federal government regarding its reimbursement and referral practices.  Additionally, it was reported in May 2025 that the DOJ initiated a criminal investigation regarding United Healthcare’s practices related to its Medicare Advantage business, although the exact nature and scope of the criminal investigation remains unclear. In 2020, the DOJ launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies. Such enforcement activities are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these enforcement activities or investigations incurred by our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on their reputation, business, results of operations and cash flows.

Second Quarter of 2025 and Recent Highlights

Investments

●	During the three and six months ended June 30, 2025, we acquired 57 facilities and 63 facilities for aggregate consideration of $502.1 million and $560.4 million, respectively. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 9.9% and 10.0%.
●	We invested $27.4 million and $62.7 million under our construction in progress and capital improvement programs during the three and six months ended June 30, 2025, respectively.
●	We funded $25.6 million and $45.7 million under 12 and 14 new real estate loans originated during 2025 with weighted average interest rates of 10.0% and 10.3% during the three and six months ended June 30, 2025, respectively. Additionally, we advanced $3.2 million and $9.7 million under existing real estate loans during the three and six months ended June 30, 2025, respectively. Principal repayments of $21.3 million and $64.8 million were received on real estate loans during the three and six months ended June 30, 2025, respectively.

Dispositions and Impairments

●	During the three and six months ended June 30, 2025, we sold seven facilities (six SNFs and one ALF) and 34 facilities (32 SNFs and two ALFs) for $62.1 million and $183.0 million in net cash proceeds, recognizing net gains of $22.9 million and $33.0 million, respectively.
●	During the three and six months ended June 30, 2025, we recorded impairments of $14.2 million and $15.4 million on three facilities and four facilities, respectively. Of the $15.4 million, $9.1 million related to two held for use facilities, and $6.3 million related to two facilities that were classified as held for sale.

Financing Activities

●	On June 6, 2025, Omega amended its charter to increase the number of authorized shares of Omega common stock from 350.0 million to 700.0 million.
●	During the three and six months ended June 30, 2025, we sold 6.8 million and 13.9 million shares of common stock under our $1.25 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $258.3 million and $522.5 million, respectively.

●	On June 20, 2025, the Company issued $600 million of Senior Notes due 2030 (the “2030 Senior Notes”) that mature on July 1, 2030 and bear interest at a fixed rate of 5.200% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2026. The 2030 Senior Notes were sold at an issue price of 99.118% of their face value, resulting in a discount of $5.3 million. We incurred $5.6 million of deferred costs in connection with the issuance.
●	In April 2025, the maturity date of the $1.45 billion senior unsecured multicurrency revolving credit facility (“Revolving Credit Facility”) was extended from April 30, 2025 to October 30, 2025.
●	Omega repaid the $50 million term loan (“OP Term Loan”) on April 29, 2025, prior to its original maturity date.
●	In July 2025, the maturity date of the 2025 Term Loan was extended from August 8, 2025 to August 8, 2026 following Omega’s election to utilize one of two 12-month extension options.

Other Highlights

●	We funded $3.8 million and $3.9 million under one and four new non-real estate loans originated during 2025 with a weighted average interest rate of 10.0% during the three and six months ended June 30, 2025, respectively. We advanced $10.2 million and $24.6 million under existing non-real estate loans during the three and six months ended June 30, 2025, respectively. Principal repayments of $12.6 million and $28.6 million were received on non-real estate loans during the three and six months ended June 30, 2025, respectively.

Collectibility Issues

●	During the three and six months ended June 30, 2025, we placed two new operators, which Omega did not previously have a relationship with prior to 2025, and one existing operator on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. We wrote off $15.5 million of straight-line rent receivable associated with placing the existing operator on a cash basis of revenue recognition as we received information regarding substantial doubt of its ability to continue as a going concern. The lease agreements with the two new operators were executed in 2025 as part of the transition of facilities from other operators. As we had no previous relationship with these new operators and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operators on a cash basis of revenue recognition concurrent with the lease commencement dates, so there were no straight-line rent receivable write-offs associated with placing these operators on a cash basis. As of June 30, 2025, 22 operators are on a cash basis. These operators represent 17.5% of our total revenues for the six months ended June 30, 2025.
●	For the three months and six ended June 30, 2025, Maplewood paid $14.4 million and $28.0 million of contractual rent, respectively, falling short of the $17.3 million and $34.6 million of contractual rent due under its lease agreement for those periods, respectively. These amounts exclude contractual rent and payments related to Inspir Embassy Row in Washington D.C. of $3.2 million and $5.3 million for the three and six months ended June 30, 2025, respectively, which were paid in full. Maplewood also did not pay any of the $3.1 million and $5.4 million of contractual interest due under the secured revolving credit facility for the three and six months ended June 30, 2025, respectively. Maplewood is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $14.4 million and $28.0 million for the three and six months ended June 30, 2025, respectively, for contractual rent payments that were received from Maplewood. No interest income was recorded on the Maplewood secured revolving credit facility during the three months ended June 30, 2025, as the loan is on non-accrual status for interest recognition. In July 2025, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $1.8 million.

●	For the three months and six ended June 30, 2025, LaVie Care Centers, LLC (“LaVie”) paid full contractual rent of $6.2 million and $15.5 million, respectively. As LaVie is on a cash basis of revenue recognition for lease purposes, rental income recorded was equal to cash received of $6.2 million and $15.5 million, respectively, during the three and six months ended June 30, 2025. We did not recognize any interest income related to LaVie during the three and six months ended June 30, 2025 as the loans outstanding have PIK interest and are on non-accrual status. LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division in June 2024. On December 5, 2024, a plan of reorganization was confirmed by the Bankruptcy Court, pursuant to which the LaVie master lease agreement was to be assumed and assigned by certain of the debtor(s) to operators designated by the Plan Sponsor upon the effective date of the plan. The plan of reorganization was effective as of June 1, 2025, which resulted in the LaVie master lease agreement being assumed by and assigned to ENDMT LLC (“Avardis”) and amended and restated. The amended master lease has a lease term ending December 31, 2037 and requires monthly rent payments of $3.1 million, which escalate 2.5% annually. Avardis paid full contractual rent of $3.1 million in June and July 2025, following the effective date of the plan of reorganization. Avardis is on a straight-line basis for rental income recognition, and we recognized $3.6 million of rental income related to Avardis for June 2025.
●	After Genesis Healthcare, Inc. (“Genesis”) missed its rent payment due under its lease agreement and its interest payment due under one of its three loan agreements in March 2025, it made all required rent and interest payments during the second quarter of 2025. As Genesis is on a cash basis of rental revenue recognition, we recognized rental income of $12.8 million and $25.3 million, respectively, related to Genesis during the three and six months ended June 30, 2025. In addition, we recognized $4.1 million and $8.3 million, respectively, of interest income related to three loans with Genesis during the three and six months ended June 30, 2025. As of June 30, 2025, the two remaining loans are on an accrual basis due to the collateral supporting the loans. As of June 30, 2025, there was $3.5 million remaining under the letter of credit. In July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. Genesis will continue to operate, as a debtor-in-possession (“DIP”), the 31 facilities subject to a master lease agreement with Omega, unless and until Genesis’ leasehold interest under the master lease agreement is rejected or assumed and assigned. We committed to provide, along with other lenders, up to $8.0 million of a $30.0 million junior secured DIP financing to Genesis to support sufficient liquidity to, among other things, operate its facilities during bankruptcy. The DIP loan bears PIK interest at 15.0% per annum, payable monthly in arrears. The principal is due upon maturity. Currently, the DIP loan matures on the earlier of (i) February 4, 2026, (ii) the effective date of a plan of reorganization or liquidation in the Chapter 11 cases or (iii) upon an event of default as defined in the DIP loan agreement. The DIP lenders hold a third and fourth priority security interest in all of Genesis’ assets, which includes a third priority security interest in cash and accounts receivable. Proceeds of any future asset sales, claims and causes of action and debt or equity issuances will all serve as collateral for the DIP loans. The interim DIP order approved the DIP budget, which allows payments due under the DIP loan and Omega’s existing term loans to be satisfied in kind during the bankruptcy, except for budgeted adequate protection payments that will be made on Omega’s existing non-real estate loans. As a condition of the DIP financing, Genesis is required to pay Omega full contractual rent under its lease agreement. In July 2025, prior to filing for bankruptcy, Genesis paid full contractual rent and interest due of $4.8 million. As discussed in Note 6 – Non-real Estate Loans Receivable, 8.2% per annum of the total 13.2% per annum interest on the term loans is PIK interest.

Dividends

●	On July 25, 2025, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on August 15, 2025 to stockholders of record as of the close of business on August 4, 2025.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Variance	2025	2024	Variance

Revenues:
Rental income	$239,202	$214,315	$24,887	$471,380	$421,236	$50,144
Interest income	42,997	38,042	4,955	86,113	73,878	12,235
Miscellaneous income	307	388	(81)	1,798	930	868
Expenses:
Depreciation and amortization	80,509	74,234	6,275	160,384	148,791	11,593
General and administrative	23,838	22,148	1,690	55,895	43,680	12,215
Real estate taxes	3,251	3,750	(499)	6,562	7,548	(986)
Acquisition, merger and transition related costs	2,010	1,780	230	3,474	4,383	(909)
Impairment on real estate properties	14,215	8,182	6,033	15,450	13,474	1,976
(Recovery) provision for credit losses	(4,771)	(14,172)	9,401	321	(5,702)	6,023
Interest expense	52,897	53,966	(1,069)	105,177	111,786	(6,609)
Other income (expense):
Other income – net	13,751	3,363	10,388	16,798	8,639	8,159
Loss on debt extinguishment	—	(213)	213	—	(1,496)	1,496
Gain on assets sold – net	22,886	12,911	9,975	32,961	11,520	21,441
Income tax expense	(4,528)	(1,980)	(2,548)	(8,139)	(4,561)	(3,578)
(Loss) income from unconsolidated joint ventures	(2,187)	141	(2,328)	(1,109)	239	(1,348)

Three Months Ended June 30, 2025 and 2024

Revenues

  The following is a description of certain of the changes in revenues for the three months ended June 30, 2025 compared to the same period in 2024:

●	The increase in rental income was primarily the result of (i) a $31.5 million increase related to facility acquisitions made throughout 2024 and 2025, a construction in progress project placed in service in 2025, lease extensions and other rent escalations, (ii) an $8.1 million net increase in rental income from cash basis operators, primarily related to Maplewood, as a result of receiving higher cash rent payments period over period from these operators, (iii) a $2.8 million increase related to higher rental income from our leases with operators in the U.K. primarily due to the strengthening of the British Pound Sterling against the U.S. Dollar and (iv) a $0.5 million net increase related to the impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators, partially offset by a $17.5 million decrease resulting from straight-line receivable write-offs in the second quarter of 2025.
●	The increase in interest income was primarily due to an $8.8 million increase related to new loans and additional fundings on existing loans made throughout 2024 and 2025, partially offset by (i) a $2.9 million decrease related to principal repayments on our loans during 2024 and 2025 and (ii) a $0.9 million decrease related to loans on non-accrual status in which we have recognized less interest income period over period as a result of receiving fewer cash payments.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended June 30, 2025 compared to the same period in 2024:

●	The increase in depreciation and amortization expense primarily relates to facility acquisitions and capital additions, partially offset by facility sales and facilities reclassified to assets held for sale.

●	The increase in general and administrative (“G&A”) expense primarily relates to (i) a $0.6 million increase in operator initiatives, (ii) a $0.4 million increase in professional service costs and (iii) a $0.3 million increase in payroll and benefits.
●	The 2025 impairments were recognized in connection with one held for use facility and two facilities that were classified as held for sale. The 2024 impairments were recognized in connection with two facilities that were classified as held for sale and two held for use facilities. The 2025 and 2024 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The decrease in recovery for credit losses primarily relates to an increase in the general reserve recorded primarily resulting from increases in loss rates utilized in the estimate of expected credit losses for loans, partially offset by a net decrease in aggregate specific provisions recorded during the second quarter of 2025 compared to same period in 2024 and decreases in loan balances.
●	The decrease in interest expense primarily relates to (i) a net decrease in the amortization of deferred financing fees and discounts as a result of the amortization of the fair value adjustment associated with the 2026 mortgage loan, (ii) the repayment of $400 million of 4.50% senior notes in January 2025 and (iii) the repayment of the OP Term Loan in April 2025. The overall decrease was partially offset by (i) an increase in interest due to the assumption of the £188.6 million 2026 mortgage loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024 and (ii) an increase in interest due to the issuance of the 2030 Senior Notes in June 2025.

Other Income (Expense)

The increase in total other income (expense) was primarily due to (i) a $10.4 million increase in other income – net primarily related to increased interest income on short-term investments due to higher invested cash in the second quarter of 2025 compared to the same period in 2024 and gains related to foreign currency and financial instruments in the first quarter of 2025 and (ii) a $10.0 million increase in gain on assets sold related to the sale of seven facilities in the second quarter of 2025 compared to the sale of five facilities during the same period in 2024.

Income Tax Expense

The increase in income tax expense was primarily due to an increase in taxable income in the U.K. as a result of acquisitions in 2024 and 2025.

Six Months Ended June 30, 2025 and 2024

Revenues

  The following is a description of certain of the changes in revenues for the six months ended June 30, 2025 compared to the same period in 2024:

●	The increase in rental income was primarily the result of (i) a $55.6 million increase related to facility acquisitions made throughout 2024 and 2025, a construction in progress project placed in service in 2025, lease extensions and other rent escalations, (ii) $17.9 million net increase in rental income from cash basis operators, primarily related to LaVie and Maplewood, as a result of receiving higher cash rent payments period over period from these operators, (iii) a $1.4 million net increase related to impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators and (iv) a $3.2 million increase related to higher rental income from our leases with operators in the U.K. primarily due to the strengthening of the British Pound Sterling against the U.S. Dollar. The increase was partially offset by (i) a $17.5 million decrease resulting from straight-line receivable write-offs in the second quarter of 2025 and (ii) a $10.0 million lease inducement provided to a cash basis operator that was recorded as a reduction to rental income in the first quarter of 2025.

●	The increase in interest income was primarily due to a $19.5 million increase related to new loans and additional fundings on existing loans made throughout 2024 and 2025, partially offset by (i) a $6.1 million decrease related to principal repayments on our loans during 2024 and 2025 and (ii) a $1.3 million decrease related to loans on non-accrual status in which we have recognized less interest income period over period a result of receiving fewer cash payments.

Expenses

The following is a description of certain of the changes in our expenses for the six months ended June 30, 2025 compared to the same period in 2024:

●	The increase in depreciation and amortization expense primarily relates to facility acquisitions and capital additions, partially offset by facility sales and facilities reclassified to assets held for sale.
●	The increase in G&A expense primarily relates to (i) $6.6 million of incremental non-cash stock-based compensation expense and $2.2 million of incremental payroll expense related to the termination of the employment agreement of our former Chief Operating Officer in the first quarter of 2025, (ii) $1.2 million related to other increases in payroll and benefits, (iii) a $0.7 million increase in operator initiatives and (iv) a $0.5 million increase in professional service costs. Additional information is disclosed in Note 14 – Stock-Based Compensation.
●	The 2025 impairments were recognized in connection with two held for use facilities and two facilities that were classified as held for sale. The 2024 impairments were recognized in connection with two facilities that were classified as held for sale and five held for use facilities. The 2025 and 2024 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in provision for credit losses primarily relates to an increase in the general reserve recorded primarily resulting from increases in loss rates utilized in the estimate of expected credit losses for loans, partially offset by decreases in loan balances and a net increase in aggregate specific provisions recorded during the six months ended June 30, 2025 compared to same period in 2024.
●	The decrease in interest expense primarily relates to (i) a net decrease in the amortization of deferred financing fees and discounts as a result of the amortization of the fair value adjustment associated with the 2026 mortgage loan, (ii) the repayment of $400 million of 4.50% senior notes in January 2025, (iii) the repayment of the OP Term Loan in April 2025, (iv) the repayment of $400 million of 4.95% senior notes in April 2024 and (v) the payoff of all remaining HUD mortgages in the first quarter of 2024. The overall decrease was partially offset by (i) an increase due to the assumption of the £188.6 million mortgage loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024 and (ii) an increase in interest due to the issuance of $600 million of the 2030 Senior Notes in June 2025.

Other Income (Expense)

The increase in total other income (expense) was primarily due to (i) a $21.4 million increase in gain on assets sold related to the sale of 34 facilities in 2025 compared to the sale of nine facilities during the same period in 2024, (ii) an $8.2 million increase in other income – net primarily related to increased interest income on short-term investments due to higher invested cash in 2025 compared to the same period in 2024 and gains associated with foreign currency and financial instruments in 2025 and (iii) a $1.5 million decrease in loss on debt extinguishment related to the early repayment of nine HUD mortgages during the first quarter of 2024.

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

The following table presents our Nareit FFO results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net income	$140,479	$117,079	$252,539	$186,425
Deduct gain from real estate dispositions	(22,886)	(12,911)	(32,961)	(11,520)
	117,593	104,168	219,578	174,905
Elimination of non-cash items included in net income:
Depreciation and amortization	80,509	74,234	160,384	148,791
Depreciation – unconsolidated joint ventures	1,156	2,531	1,839	5,067
Impairment on real estate properties	14,215	8,182	15,450	13,474
Nareit FFO	$213,473	$189,115	$397,251	$342,237

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

Capital Structure

At June 30, 2025, we had total assets of $10.5 billion, total equity of $5.2 billion and total debt of $5.0 billion in our consolidated financial statements, with such debt representing 49.2% of total capitalization.

Debt

At June 30, 2025 and December 31, 2024, the weighted average annual interest rate of our debt was 4.6%. Additionally, as of June 30, 2025, 95.0% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated as cash flow hedges. As of June 30, 2025, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our Revolving Credit Facility and the 2025 Term Loan.

On June 20, 2025, Omega issued 2030 Senior Notes that mature on July 1, 2030 and bear interest at a fixed rate of 5.200% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2026. The 2030 Senior Notes were sold at an issue price of 99.118% of their face value, resulting in a discount of $5.3 million. We incurred $5.6 million of deferred costs in connection with the issuance.

In April 2025, the maturity date of the Revolving Credit Facility was extended from April 30, 2025 to October 30, 2025. We have one remaining option to extend the maturity date of the Revolving Credit Facility for an additional six months. As of June 30, 2025, we had no borrowings on the Revolving Credit Facility. In July 2025, the maturity date of the 2025 Term Loan was extended from August 8, 2025 to August 8, 2026. We have one remaining option to extend the maturity date of the 2025 Term Loan an additional 12-month period.

Our next senior note maturity is the $600 million of 5.250% senior notes due January 2026, which can be redeemed at par value on or after October 15, 2025. We also have a British Pound Sterling denominated mortgage loan, with $251.6 million outstanding as of June 30, 2025, that matures in August 2026 but can be repaid as early as November 2025 without penalty. As of June 30, 2025, we had $734.2 million of cash and cash equivalents on our Consolidated Balance Sheets, $548.6 million of potential common share issuances remaining under the ATM Program and $1.45 billion of availability under our Revolving Credit Facility. This combination of liquidity sources, along with cash from operating activities, provides us with the ability to repay our upcoming debt maturities.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2025 and December 31, 2024, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued $4.4 billion aggregate principal of senior notes outstanding at June 30, 2025 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of June 30, 2025, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At June 30, 2025, we had 293.1 million shares of common stock outstanding, and our shares had a market value of $10.7 billion. The following is a summary of activity under our equity programs during the three and six months ended June 30, 2025:

●	We issued 2.9 million and 7.3 million shares of common stock under our ATM Program for aggregate gross proceeds of $107.9 million and $272.3 million during the three and six months ended June 30, 2025, respectively. We did not utilize the forward provisions under the ATM Program. We have $548.6 million of potential common share issuances remaining under the ATM Program as of June 30, 2025.
●	We issued 4.0 million and 6.7 million shares of common stock under the DRCSPP during the three and six months ended June 30, 2025, respectively. Aggregate gross proceeds from these sales were $150.4 million and $250.2 million during the three and six months ended June 30, 2025, respectively.
●	We did not repurchase any shares of our outstanding common stock under the $500 Million Stock Repurchase Program, which expired in March 2025.

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

For the six months ended June 30, 2025, we paid dividends of $383.8 million to our common stockholders. On February 18, 2025, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 10, 2025. On May 15, 2025, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on May 5, 2025.

Material Cash Requirements

During the six months ended June 30, 2025, other than the issuance of the 2030 Senior Notes discussed above, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of June 30, 2025, we had $228.7 million of commitments to fund the construction of new facilities, capital improvements and other commitments under lease agreements. Additionally, we have commitments to fund $37.9 million of advancements under existing real estate loans and $60.7 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

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

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $772.6 million as of June 30, 2025, an increase of $223.8 million as compared to the balance at December 31, 2024. The following is a summary of our sources and uses of cash flows for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$421,217	$335,577	$85,640
Investing activities	(444,286)	(255,972)	(188,314)
Financing activities	241,257	(485,221)	726,478

The following is a discussion of changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2025 compared to the months ended June 30, 2024.

Operating Activities – The increase in net cash provided by operating activities is driven primarily by an increase of $86.4 million of net income, net of $20.3 million of non-cash items, primarily due to a year over year increase in rental income and interest income as discussed in our material changes analysis under Results of Operations above.

Investing Activities – The increase in cash used in investing activities primarily related to (i) a $432.4 million increase in real estate acquisitions primarily as a result of a 45-facility acquisition in the U.K. and Bailiwick of Jersey in the second quarter of 2025, (ii) a $6.5 million increase in capital improvements to real estate investments and construction in progress, (iii) a $3.8 million decrease in proceeds from derivative instruments related to the termination of two foreign currency forward contracts during the first quarter of 2024, (iv) a $1.3 million decrease in receipts from insurance proceeds and (v) a $0.9 million increase in investments in unconsolidated joint ventures. The overall increase in cash used in investing activities was partially offset by (i) a $138.1 million increase in proceeds from the sales of real estate investments and (ii) a $118.3 million decrease in loan placements, net of repayments as a result of fewer new loans advanced in 2025 compared to 2024 and paydowns on mortgage loans due from Ciena Healthcare Management, Inc. and on other loans during the six months ended June 30, 2025.

Financing Activities – The increase in cash provided by financing activities primarily related to (i) a $555.1 million decrease in repayments on long-term borrowings, net of proceeds and (ii) a $242.7 million increase in net proceeds from issuance of common stock as a result of increased volume under our ATM Program and DRCSPP. The overall increase in cash provided by financing activities was partially offset by (i) a $53.1 million increase in dividends paid primarily related to share issuances during 2024 and 2025, (ii) a $9.3 million increase in distributions to Omega OP Unit holders, (iii) a $4.6 million increase in payment of financing related costs and (iv) a $3.7 million increase in redemption of Omega OP units.

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

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. During the six months ended June 30, 2025, we incurred interest expense of $12.0 million related to variable rate borrowings outstanding under our Revolving Credit Facility and the 2026 Mortgage Loan, after considering the impact of interest rate swaps. Assuming no changes in outstanding balances, and inclusive of the impact of interest rate swaps and interest rate caps designated as cash flow hedges noted below, a hypothetical 1% increase in interest rates would result in a $0.6 million increase in our annual interest expense. A hypothetical 1% decrease in interest rates would result in a $1.2 million decrease in our annual interest expense. As of June 30, 2025, only our Revolving Credit Facility and 2026 Mortgage Loan have variable rate borrowings, when considering the impact of interest rate swaps that are designated as cash flow hedges for the 2025 Term Loan. As of June 30, 2025, the interest rate on the 2026 Mortgage Loan was variable as SONIA did not exceed the cap rate.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at June 30, 2025 was approximately $4.2 billion, which includes our senior notes. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of long-term fixed-rate borrowings by approximately $151.3 million at June 30, 2025. A hypothetical 1% decrease in interest rates would result in an increase in the fair value of long-term fixed-rate borrowings by approximately $159.9 million at June 30, 2025.

At June 30, 2025, we have $428.5 million of interest rate swaps outstanding and £190.0 million of interest rate caps outstanding that are recorded at fair value in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets. The interest rate swaps and interest rate caps hedge the interest rate risk associated with interest payments on the 2025 Term Loan and the 2026 Mortgage Loan.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the six months ended June 30, 2025, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $2.8 million.

To hedge a portion of our net investments in the U.K., at June 30, 2025, we have 11 foreign currency forward contracts with notional amounts totaling £258.0 million that mature between 2027 and 2031.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective at a reasonable assurance level as of June 30, 2025.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. On May 15, 2025, Omega issued an aggregate of 8,583 shares of Omega common stock in exchange for Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

Issuer Purchases of Equity Securities

During the second quarter of 2025, we did not repurchase any shares of our outstanding common stock.

Item 5 – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter of 2025.

Item 6–Exhibits

Exhibit No.
3.1	Articles of Amendment and Restatement of Omega Healthcare Investors, Inc., as amended through June 6, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 20, 2025).
4.1

Indenture dated as of June 20, 2025, among Omega Healthcare Investors, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed June 20, 2025).

4.2

First Supplemental Indenture dated as of June 20, 2025, among Omega Healthcare Investors, Inc., OHI Healthcare Properties Limited Partnership, as Subsidiary Guarantor, and U.S. Bank Trust Company, National Association, as Trustee, governing the Company’s 5.200% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed June 20, 2025).

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
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: August 1, 2025	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: August 1, 2025	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer