Form 10-Q
period 2025-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2025-10-31
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 28, 2025, there were 295,529 thousand shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,886,427	$7,342,497
Land	1,179,215	996,701
Furniture and equipment	538,199	510,106
Construction in progress	10,532	210,870
Total real estate assets	9,614,373	9,060,174
Less accumulated depreciation	(2,872,249)	(2,721,016)
Real estate assets – net	6,742,124	6,339,158
Investments in direct financing leases – net	—	9,453
Real estate loans receivable – net	1,415,229	1,428,298
Investments in unconsolidated entities	150,298	88,711
Assets held for sale	—	56,194
Total real estate investments	8,307,651	7,921,814
Non-real estate loans receivable – net	339,683	332,274
Total investments	8,647,334	8,254,088

Cash and cash equivalents	737,186	518,340
Restricted cash	37,818	30,395
Contractual receivables – net	12,558	12,611
Other receivables and lease inducements	265,917	249,317
Goodwill	644,637	643,664
Other assets	250,551	189,476
Total assets	$10,596,001	$9,897,891

LIABILITIES AND EQUITY
Revolving credit facility	$—	$—
Secured borrowings	253,089	243,310
Senior notes and other unsecured borrowings – net	4,741,457	4,595,549
Accrued expenses and other liabilities	357,390	328,193
Total liabilities	5,351,936	5,167,052

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 700,000 shares, issued and outstanding – 295,526 shares as of September 30, 2025 and 279,129 shares as of December 31, 2024	29,552	27,912
Additional paid-in capital	8,516,304	7,915,873
Cumulative net earnings	4,512,257	4,086,907
Cumulative dividends paid	(8,098,951)	(7,516,750)
Accumulated other comprehensive income	76,966	22,731
Total stockholders’ equity	5,036,128	4,536,673
Noncontrolling interest	207,937	194,166
Total equity	5,244,065	4,730,839
Total liabilities and equity	$10,596,001	$9,897,891

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Rental income	$264,540	$231,485	$735,920	$652,721
Interest income	44,811	39,941	130,924	113,819
Miscellaneous income	2,240	4,602	4,038	5,532
Total revenues	311,591	276,028	870,882	772,072

Expenses
Depreciation and amortization	82,114	77,245	242,498	226,036
General and administrative	23,778	21,758	79,673	65,438
Real estate taxes	3,503	3,569	10,065	11,117
Acquisition, merger and transition related costs	593	6,437	4,067	10,820
Impairment on real estate properties	1,144	8,620	16,594	22,094
Recovery for credit losses	(3,908)	(9,061)	(3,587)	(14,763)
Interest expense	58,115	54,690	163,292	166,476
Total expenses	165,339	163,258	512,602	487,218

Other income (expense)
Other income (expense) – net	16,835	(1,044)	33,633	7,595
Loss on debt extinguishment	(7)	(137)	(7)	(1,633)
Gain (loss) on assets sold – net	28,269	(238)	61,230	11,282
Total other income (loss)	45,097	(1,419)	94,856	17,244

Income before income tax expense and (loss) income from unconsolidated entities	191,349	111,351	453,136	302,098
Income tax expense	(4,483)	(3,316)	(12,622)	(7,877)
(Loss) income from unconsolidated entities	(1,910)	6,879	(3,019)	7,118
Net income	184,956	114,914	437,495	301,339
Net income attributable to noncontrolling interest	(5,237)	(3,152)	(12,145)	(8,354)
Net income available to common stockholders	$179,719	$111,762	$425,350	$292,985

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.60	$0.43	$1.41	$1.16
Diluted:
Net income available to common stockholders	$0.59	$0.42	$1.39	$1.14

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$184,956	$114,914	$437,495	$301,339
Other comprehensive income (loss)
Foreign currency translation	(18,286)	42,694	65,289	40,698
Cash flow hedges	(2,155)	(13,464)	(9,476)	(6,310)
Total other comprehensive (loss) income	(20,441)	29,230	55,813	34,388
Comprehensive income	164,515	144,144	493,308	335,727
Comprehensive income attributable to noncontrolling interest	(4,644)	(3,989)	(13,723)	(9,342)
Comprehensive income attributable to common stockholders	$159,871	$140,155	$479,585	$326,385

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended September 30, 2025 and 2024

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2025	$29,314	$8,430,299	$4,332,538	$(7,900,668)	$96,814	$4,988,297	$200,710	$5,189,007
Stock related compensation	—	9,349	—	—	—	9,349	—	9,349
Issuance of common stock	233	88,726	—	—	—	88,959	—	88,959
Common dividends declared ($0.67 per share)	—	—	—	(198,283)	—	(198,283)	—	(198,283)
Vesting/exercising of Omega OP Units	—	(14,128)	—	—	—	(14,128)	14,128	—
Exchange and redemption of Omega OP Units	5	2,058	—	—	—	2,063	(4,150)	(2,087)
Omega OP Units distributions	—	—	—	—	—	—	(7,395)	(7,395)
Other comprehensive loss	—	—	—	—	(19,848)	(19,848)	(593)	(20,441)
Net income	—	—	179,719	—	—	179,719	5,237	184,956
Balance at September 30, 2025	$29,552	$8,516,304	$4,512,257	$(8,098,951)	$76,966	$5,036,128	$207,937	$5,244,065

Balance at June 30, 2024	$25,402	$6,951,244	$3,861,804	$(7,161,897)	$34,345	$3,710,898	$189,690	$3,900,588
Stock related compensation	—	9,147	—	—	—	9,147	—	9,147
Issuance of common stock	1,421	524,616	—	—	—	526,037	—	526,037
Common dividends declared ($0.67 per share)	—	—	—	(173,341)	—	(173,341)	—	(173,341)
Vesting/exercising of Omega OP Units	—	(4,956)	—	—	—	(4,956)	4,956	—
Omega OP Units distributions	—	—	—	—	—	—	(6,276)	(6,276)
Other comprehensive income	—	—	—	—	28,393	28,393	837	29,230
Net income	—	—	111,762	—	—	111,762	3,152	114,914
Balance at September 30, 2024	$26,823	$7,480,051	$3,973,566	$(7,335,238)	$62,738	$4,207,940	$192,359	$4,400,299

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2025 and 2024

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income	Equity	Interest	Equity
Balance at December 31, 2024	$27,912	$7,915,873	$4,086,907	$(7,516,750)	$22,731	$4,536,673	$194,166	$4,730,839
Stock related compensation	—	34,528	—	—	—	34,528	—	34,528
Issuance of common stock	1,634	605,176	—	—	—	606,810	—	606,810
Common dividends declared ($2.01 per share)	—	—	—	(582,201)	—	(582,201)	—	(582,201)
Vesting/exercising of Omega OP Units	—	(41,642)	—	—	—	(41,642)	41,642	—
Exchange and redemption of Omega OP Units	6	2,369	—	—	—	2,375	(8,143)	(5,768)
Omega OP Units distributions	—	—	—	—	—	—	(33,451)	(33,451)
Other comprehensive income	—	—	—	—	54,235	54,235	1,578	55,813
Net income	—	—	425,350	—	—	425,350	12,145	437,495
Balance at September 30, 2025	$29,552	$8,516,304	$4,512,257	$(8,098,951)	$76,966	$5,036,128	$207,937	$5,244,065

Balance at December 31, 2023	$24,528	$6,671,198	$3,680,581	$(6,831,061)	$29,338	$3,574,584	$187,707	$3,762,291
Stock related compensation	—	27,678	—	—	—	27,678	—	27,678
Issuance of common stock	2,294	798,929	—	—	—	801,223	—	801,223
Common dividends declared ($2.01 per share)	—	—	—	(504,177)	—	(504,177)	—	(504,177)
Vesting/exercising of Omega OP Units	—	(18,115)	—	—	—	(18,115)	18,115	—
Exchange and redemption of Omega OP Units	1	361	—	—	—	362	(362)	—
Omega OP Units distributions	—	—	—	—	—	—	(22,988)	(22,988)
Net change in noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	545	545
Other comprehensive income	—	—	—	—	33,400	33,400	988	34,388
Net income	—	—	292,985	—	—	292,985	8,354	301,339
Balance at September 30, 2024	$26,823	$7,480,051	$3,973,566	$(7,335,238)	$62,738	$4,207,940	$192,359	$4,400,299

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$437,495	$301,339
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,498	226,036
Impairment on real estate properties	16,594	22,094
Straight-line rent and other write-offs	27,537	1,136
Recovery for credit losses	(3,587)	(14,763)
Amortization of deferred financing costs and loss on debt extinguishment	3,458	10,584
Stock-based compensation expense	34,323	27,498
Gain on assets sold – net	(61,230)	(11,282)
Straight-line rent and effective interest receivables	(36,944)	(29,298)
Interest paid-in-kind	(9,346)	(9,043)
Loss (income) from unconsolidated entities	5,688	(4,331)
Other non-cash items	(10,534)	(2,231)
Change in operating assets and liabilities – net:
Contractual receivables	53	1,429
Lease inducements	(9,269)	699
Other operating assets and liabilities	11,195	595
Net cash provided by operating activities	647,931	520,462
Cash flows from investing activities
Acquisition of real estate	(627,844)	(229,803)
Net proceeds from sale of real estate investments	264,061	68,757
Investments in construction in progress	(31,479)	(59,292)
Investment in loan receivables and other	(140,882)	(272,889)
Collection of loan principal	120,357	113,552
Investments in unconsolidated entities	(77,244)	(398)
Distributions from unconsolidated entities in excess of earnings	9,969	2,835
Capital improvements to real estate investments	(54,176)	(22,278)
Proceeds from derivative instruments	4,675	8,429
Receipts from insurance proceeds	4,478	1,657
Net cash used in investing activities	(528,085)	(389,430)
Cash flows from financing activities
Proceeds from long-term borrowings	670,708	657,819
Payments of long-term borrowings	(528,496)	(1,142,788)
Payments of financing related costs	(25,600)	(6,903)
Net proceeds from issuance of common stock	606,810	801,223
Dividends paid	(581,996)	(503,998)
Net payments to noncontrolling members of consolidated joint venture	—	545
Redemption of Omega OP Units	(5,768)	—
Distributions to Omega OP Unit Holders	(33,451)	(22,988)
Net cash provided by (used in) financing activities	102,207	(217,090)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	4,216	1,638
Increase (decrease) in cash, cash equivalents and restricted cash	226,269	(84,420)
Cash, cash equivalents and restricted cash at beginning of period	548,735	444,730
Cash, cash equivalents and restricted cash at end of period	$775,004	$360,310

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2025

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

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of September 30, 2025, Parent owned 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned 3% of the outstanding Omega OP Units. The number of Omega OP Units owned by Parent is equivalent to the number of outstanding common shares of beneficial interest in Parent. As of September 30, 2025 and December 31, 2024, there were 8,798,212 and 7,898,425 Omega OP Units outstanding, respectively, that were held by other investors.

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

ASU – 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied on a prospective basis, but retrospective application is permitted. We do not expect this guidance will have a material impact on our consolidated financial statements or disclosures. We plan to adopt the guidance in the fourth quarter of 2025.

NOTE 2 – REAL ESTATE ASSETS

At September 30, 2025, our leased real estate properties included 569 SNFs, 343 ALFs, 20 ILFs, 18 specialty facilities and one medical office building. The following table summarizes the Company’s rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Fixed income from operating leases	$260,744	$227,934	$724,535	$641,780
Variable income from operating leases	3,796	3,301	11,205	10,188
Interest income from direct financing leases	—	250	180	753
Total rental income	$264,540	$231,485	$735,920	$652,721

Our variable income from operating leases primarily represents the reimbursement by operators for real estate taxes that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the nine months ended September 30, 2025:

	Number of				Total Real Estate		Initial
	Facilities				Assets Acquired(1)		Annual
Period	SNF	ALF	ILF	Country/State	(in millions)		Cash Yield(2)
Q1	—	2	—	TX	$10.6		9.9%
Q1	—	4	—	U.K.	47.7		10.0%
Q2	—	45	—	U.K. & Jersey	344.2	(3)	10.0%
Q2	—	1	—	CA	11.6		10.0%
Q2	—	2	—	NM	32.0		10.0%
Q2	—	1	—	SC	8.5		10.0%
Q2	8	—	—	TX	105.8		10.0%
Q3	—	1	—	U.K.	8.6		10.0%
Q3	—	1	—	U.K.	10.3	(4)	10.3%
Q3	—	—	1	NJ	58.6		10.0%
Total	8	57	1		$637.9
(1)	Represents the acquisition cost that was allocated to our real estate assets on a relative fair value basis. This also represents the total cost of the acquisition unless specifically noted within the table, as the assets acquired in our acquisitions typically consist of only real estate assets. From time to time, we may have acquisitions in which additional assets and liabilities are assumed.
(2)	Initial annual cash yield reflects the initial annual contractual cash rent divided by the purchase price.
(3)	In April 2025, the Company acquired 45 facilities in the U.K. and the Bailiwick of Jersey (“Jersey”) for $344.2 million and leased the facilities to four existing and two new operators with a weighted average initial annual cash yield of 10.0% with annual escalators of 1.7% that ultimately increase to 2.5% after year 5.
(4)	Relates to a non-cash acquisition of one facility previously subject to a mortgage loan with Omega in which the principal amount under the loan agreement was settled in exchange for title to the facility (see Note 5 – Real Estate Loans Receivable) and $0.2 million of transaction costs incurred related to the non-cash acquisition.

Construction in Progress and Capital Expenditure Investments

We invested $23.0 million and $85.7 million under our construction in progress and capital improvement programs during the three and nine months ended September 30, 2025, respectively. We invested $25.4 million and $81.6 million under our construction in progress and capital improvement programs during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, construction in progress included three projects consisting of the development of a SNF in Virginia, a SNF in Florida and a SNF in Maryland.

In February 2025, we completed and placed into service the $201.8 million Inspir Embassy Row construction in progress project, an ALF in Washington D.C., and began recognizing rental income from the facility. The facility is subject to a 24-year single facility lease with an entity that is jointly owned by Maplewood Senior Living (along with affiliates, “Maplewood”) and a third-party investor. We recognized full contractual rental income of $3.3 million and $8.6 million related to the lease for the new facility for the three and nine months ended September 30, 2025, respectively.

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

Asset Sales

During the three and nine months ended September 30, 2025, we sold 11 facilities (ten SNFs and one ALF) and 45 facilities (42 SNFs and three ALFs) for $81.1 million and $264.1 million in net cash proceeds, respectively. As a result of these sales, we recognized a net gain of $28.2 million and $61.2 million, respectively. The 11 facilities above include the recognition of the sale of one facility that did not meet the contract criteria to be recognized under ASC 610-20 at the legal sale date, as discussed below.

During the three and nine months ended September 30, 2024, we sold six facilities (four ALFs and two SNFs) and 15 facilities (11 SNFs and four ALFs) subject to operating leases for $23.9 million and $68.8 million in net cash proceeds, respectively. As a result of these sales, we recognized a net loss of $0.2 million and a net gain of $11.3 million, respectively.

Sales Not Recognized

As of September 30, 2025 and December 31, 2024, two and three facility sales had not been recognized due to not meeting the contract criteria under ASC 610-20 at the applicable legal sale date. As of September 30, 2025 and December 31, 2024, we had $12.0 million and $20.1 million, respectively, of real estate assets – net recorded on our Consolidated Balance Sheets related to these unrecognized sales. During the three and nine months ended September 30, 2025, we received interest of $1.6 million and $4.3 million, respectively, from seller financing related to unrecognized sales. During the three and nine months ended September 30, 2024, we received interest of $0.3 million and $0.9 million, respectively, from seller financing related to unrecognized sales. The interest received from these seller financings was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

In the third quarter of 2024, we sold one facility for a sales price of $8.0 million, which was partially financed by Omega through a $6.4 million first lien mortgage on the facility. The facility sale and related seller financing did not meet the contract criteria to be recognized under ASC 610-20 at the legal sale date. During the third quarter of 2025, Omega received a $6.4 million principal repayment on the mortgage loan. As a result of the principal repayment, the Company determined the transaction met the contract criteria under ASC 610-20 and recognized the legal sale, resulting in $0.8 million gain during the three months ended September 30, 2025.

Real Estate Impairments

During the three and nine months ended September 30, 2025, we recorded impairments on two and six facilities of $1.2 million and $16.6 million, respectively. Of the $16.6 million, $10.3 million related to four held for use facilities and $6.3 million related to two facilities that were classified as held for sale.

During the three and nine months ended September 30, 2024, we recorded impairments on five and 12 facilities of $8.6 million and $22.1 million, respectively. Of the $22.1 million, $13.0 million related to eight held for use facilities and $9.1 million related to four facilities that were classified as held for sale.

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

A summary of our net receivables and lease inducements by type is as follows:

	September 30,	December 31,
	2025	2024

	(in thousands)
Contractual receivables – net	$12,558	$12,611

Effective yield interest receivables	$2,231	$1,839
Straight-line rent receivables	255,938	238,690
Lease inducements	7,748	8,788
Other receivables and lease inducements	$265,917	$249,317

Cash Basis Operators and Straight-Line Receivable Write-Offs

We review our collectibility assumptions related to rental income from our operator leases on an ongoing basis. During the nine months ended September 30, 2025, we placed two new operators, which Omega did not previously have a relationship with prior to 2025, and one existing operator on a cash basis of revenue recognition, as collection of substantially all contractual lease payments due from them was not deemed probable. During the second quarter of 2025, there was a $15.5 million write-off of straight-line rent receivable associated with placing the existing operator on a cash basis of revenue recognition, as we received information regarding substantial doubt of its ability to continue as a going concern. The lease agreements with the two new operators were executed in 2025 as part of the transition of facilities from prior operators. As we had no previous relationship with these new operators and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operators on a cash basis of revenue recognition concurrent with the lease commencement dates, so there were no straight-line rent receivable write-offs associated with placing these operators on a cash basis.

During the nine months ended September 30, 2025, we also wrote-off $2.1 million of straight-line rent receivable balances through rental income as a result of transitioning facilities between operators.

During the nine months ended September 30, 2024, we placed one new operator on a cash basis of revenue recognition. In the first quarter of 2024, we entered into a lease with the new operator as part of the transition of facilities from another operator. As we had no previous relationship with this new operator and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operator on a cash basis of revenue recognition. We did not have any straight-line receivable write-offs through rental income as a result of placing operators on a cash basis of revenue recognition during the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, we had 20 operators on a cash basis for rental revenue recognition, which represent 18.5% and 19.3% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

Rent Deferrals and Application of Collateral

During each of the nine months ended September 30, 2025 and 2024, we allowed two and four operators to defer $4.4 million and $3.0 million, respectively, of contractual rent and interest. The deferrals during the nine months ended September 30, 2025 and 2024 primarily related to Maplewood ($3.9 million and $2.5 million, respectively). During each of the nine months ended September 30, 2025 and 2024, we received repayments of deferred rent of $6.0 million and $1.2 million, respectively.

Additionally, we allowed one and five operators to apply collateral, such as security deposits or letters of credit, to contractual rent and interest during the nine months ended September 30, 2025 and 2024, respectively. The total collateral applied to contractual rent and interest was $4.3 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Operator Collectibility Updates

Maplewood

For the three and nine months ended September 30, 2025, Maplewood paid $15.3 million and $43.3 million of contractual rent, respectively, falling short of the $17.3 million and $51.9 million of contractual rent due under its lease agreement for those periods, respectively. These amounts exclude contractual rent and payments related to Inspir Embassy Row in Washington D.C. of $3.3 million and $8.6 million for the three and nine months ended September 30, 2025, respectively, which were paid in full and are separately discussed in Note 2 – Real Estate Assets. Maplewood also did not pay any of the $3.2 million and $8.6 million of contractual interest due under the secured revolving credit facility for the three and nine months ended September 30, 2025, respectively.

Maplewood initially short-paid the contractual rent amount due under its lease agreement during the second quarter of 2023 and has not made full contractual rent and interest payments since that time. Maplewood is on a cash basis of revenue recognition for lease purposes, so rental income is only recorded for contractual rent payments that were received from Maplewood for the respective periods. Excluding revenue related to Inspir Embassy Row in Washington D.C., we recorded rental income of $15.3 million and $12.1 million for the three months ended September 30, 2025 and 2024, respectively, and $43.3 million and $35.2 million for the nine months ended September 30, 2025 and 2024, respectively.

As discussed further in Note 5 – Real Estate Loans Receivable, no interest income was recorded on the Maplewood secured revolving credit facility during the three and nine months ended September 30, 2025 and 2024 as the loan is on non-accrual status for interest recognition.

In October 2025, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $1.7 million.

As previously disclosed, we entered into a settlement agreement with the estate of Greg Smith, principal and chief executive officer of Maplewood (the “Estate”), in the third quarter of 2024 that, among other things, granted Omega the right to direct the assignment of Mr. Smith’s equity to the key members of the existing Maplewood management team or their designee(s) or another designee of Omega’s choosing, with the Estate remaining liable under Mr. Smith’s guaranty until August 2025, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. The transition terms are in the process of being finalized, and while preliminary regulatory approvals related to the operating assets’ transfer of licensure have been received, the transition is subject to completion of the final agreements and receipt of final regulatory approvals of such licensure transfer.

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

During the first and second quarters of 2025, LaVie paid full contractual rent of $15.5 million through the date the plan of reorganization became effective. As LaVie was on a cash basis of revenue recognition for lease purposes, rental income recorded was equal to cash received $9.2 million during the three months ended September 30, 2024, and $15.5 million and $19.5 million during the nine months ended September 30, 2025 and 2024, respectively. We did not recognize any interest income related to LaVie during the three and nine months ended September 30, 2025 and 2024, as the three loans that were outstanding during the periods have interest paid-in-kind (“PIK”) and are on non-accrual status.

Following the June 1, 2025 effective date of the plan of reorganization, Avardis paid full contractual rent of $9.4 million and $12.5 million during the three and nine months ended September 30, 2025, respectively. Avardis is on a straight-line basis for rental income recognition, and we recognized $11.0 million and $14.6 million of rental income related to Avardis during the three and nine months ended September 30, 2025, respectively.

Genesis

In March 2025, Genesis Healthcare, Inc. (“Genesis”), an operator on a cash basis of rental revenue recognition, failed to make a rent payment due under its lease agreement and interest payment due under one of its three loan agreements. In July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. Genesis will continue to operate the 31 facilities subject to a master lease agreement with Omega as a debtor-in-possession (“DIP”), unless and until Genesis’ leasehold interest under the master lease agreement is rejected or assumed and assigned. We provided $8.0 million of a $30.0 million junior secured DIP financing to Genesis, along with other lenders, as further discussed in Note 6 – Non-Real Estate Loans Receivable. As a condition of the DIP financing, Genesis is required to pay Omega full contractual rent and interest under its lease agreement. Since commencing the bankruptcy process in July 2025, Genesis made all required contractual rent and interest payments in August and September 2025.

We recognized rental income related to Genesis of $12.9 million and $38.2 million (which includes $34.0 million for contractual rent payments received and $4.2 million from the application of proceeds from the letter of credit in March 2025 that was held as collateral from Genesis) during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, we recognized rental income of $12.1 million and $35.9 million, respectively, for contractual rent payments received from Genesis. In addition, we recognized $4.3 million and $12.6 million of interest income (which includes $0.1 million from the application of proceeds from the letter of credit) related to loans with Genesis during the three and nine months ended September 30, 2025, respectively. We recognized $3.7 million and $10.9 million of interest income related to loans with Genesis during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $3.5 million remaining under the letter of credit that we hold as collateral from Genesis. In October 2025, Genesis paid full contractual rent and interest due of $4.4 million.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of September 30, 2025, our real estate loans receivable consists of 22 fixed rate mortgage notes on 96 long-term care facilities and 21 other real estate loans. The facilities subject to the mortgage notes are operated by 17 independent healthcare operating companies and are located in 12 U.S. states and within the U.K. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

A summary of our real estate loans receivable by loan type is as follows:

	As of September 30, 2025
	Weighted	Weighted
	Average	Average Years		September 30,	December 31,
	Interest Rate	to Maturity		2025	2024

				(in thousands)
Mortgage notes receivable – gross	11.0%	4.0	(1)	$958,228	$982,327
Allowance for credit losses on mortgage notes receivable				(34,676)	(39,562)
Mortgage notes receivable – net				923,552	942,765
Other real estate loans – gross	9.1%	6.6	(2)	528,062	517,220
Allowance for credit losses on other real estate loans				(36,385)	(31,687)
Other real estate loans – net				491,677	485,533
Total real estate loans receivable – net				$1,415,229	$1,428,298
(1)	Consists of mortgage notes with maturity dates ranging from 2025 through 2037 (with $184.0 million maturing in 2025). One mortgage note is past due that has a principal balance of $6.4 million and has been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(2)	Consists of other real estate loans with maturity dates ranging from 2025 through 2035 (with $24.6 million maturing in 2025). None of the loans are past due.

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Mortgage notes – interest income	$26,950	$23,539	$78,475	$65,033
Other real estate loans – interest income	7,471	10,082	22,083	28,285
Total real estate loans interest income	$34,421	$33,621	$100,558	$93,318

The following is a summary of advances and principal repayments under our real estate loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Advances on new real estate loans receivable(1)	$8,064	$54,855	$53,715	$208,991
Advances on existing real estate loans receivable	2,096	481	11,773	3,843
Principal repayments on real estate loans receivable(2)	(2,880)	(7,731)	(67,710)	(14,736)
Net cash advances (repayments) on real estate loans receivable	$7,280	$47,605	$(2,222)	$198,098
(1)	For the three and nine months ended September 30, 2025, consists of advances under three and 17 new real estate loans, respectively, that originated during 2025 with weighted average interest rates of 10.0% and 10.3%, respectively. For the three and nine months ended September 30, 2024, consists of advances under 10 and 19 new real estate loans, respectively, that originated during 2024 with weighted average interest rates of 10.2%.
(2)	The nine months ended September 30, 2025 includes $40.6 million of early repayments on mortgage notes with a weighted average interest rate of 11.6%, as of the repayment date, subject to the master mortgage agreement with Ciena Healthcare Management, Inc (“Ciena”). Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. Also excludes $10.1 million related to a non-cash acquisition of one facility previously subject to a mortgage loan with Omega in which the principal amount under the loan agreement was settled in exchange for title to the facility (see Note 2 – Real Estate Assets).

Included below is additional discussion on any significant new loans issued and significant updates to any existing loans.

Maplewood Revolving Credit Facility

We have a $320 million revolving credit facility with Maplewood (the “Maplewood Revolver”) that bears interest at 7% per annum (consisting of 4% per annum of cash interest and 3% per annum PIK for 2025) and matures in June 2035. The amortized cost basis of the Maplewood Revolver was $263.6 million as of September 30, 2025 and December 31, 2024. Due to liquidity issues of the borrower, the Maplewood Revolver is on non-accrual status. Maplewood failed to make aggregate cash interest payments that were required under the loan agreement of $3.2 million and $8.6 million during the three and nine months ended September 30, 2025, respectively, and of $0.8 million and $2.0 million during the three and nine months ended September 30, 2024, respectively. As such, we did not record any interest income for the Maplewood Revolver during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, the internal risk rating on the loan is a 5, which we believe appropriately reflects the risks associated with the loan as of September 30, 2025. See the allowance for credit losses attributable to real estate loans with a 5 internal risk rating within Note 7 – Allowance for Credit Losses.

As discussed within Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, Omega entered into a settlement agreement with the Estate during the third quarter of 2024 that, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the key members of the existing Maplewood management team or their designee(s), with the Estate remaining liable under Mr. Smith’s guaranty until August 2025, and requires Omega to refrain from exercising contractual rights or remedies in connection with the defaults. The transition terms are in the process of being finalized, and while preliminary regulatory approvals related to the operating assets’ transfer of licensure have been received, the transition is subject to completion of the final agreements and receipt of final regulatory approvals of such licensure transfer. If the equity assignments are not completed, we may incur a substantial loss on the Maplewood Revolver up to the amortized cost basis of the loan.

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower and/or personal guarantees. As of September 30, 2025, we had 44 loans with 30 different borrowers. A summary of our non-real estate loans by loan type is as follows:

	As of September 30, 2025
	Weighted	Weighted
	Average	Average Years		September 30,	December 31,
	Interest Rate	to Maturity		2025	2024

				(in thousands)
Working capital loans receivable	9.7%	0.8	(1)	$59,254	$57,071
Other loans receivable	10.3%	3.5	(2)	382,266	397,998
Non-real estate loans receivable – gross				441,520	455,069
Allowance for credit losses on non-real estate loans receivable				(101,837)	(122,795)
Total non-real estate loans receivable – net				$339,683	$332,274
(1)	Consists of revolving working capital loans receivable collateralized by the accounts receivable of the borrower with maturity dates ranging from 2025 to 2029 (with $25.9 million maturing in 2025).
(2)	Consists of other loans receivable with maturity dates ranging from 2025 to 2037 (with $38.8 million maturing in 2025). One of the other notes outstanding with a principal balance of $6.4 million is past due and has been reserved down to the estimated fair value of the underlying collateral of zero through our allowance for credit losses.

For the three and nine months ended September 30, 2025, non-real estate loans generated interest income of $10.4 million and $30.4 million, respectively. For the three and nine months ended September 30, 2024, non-real estate loans generated interest income of $6.3 million and $20.5 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

The following is a summary of advances and principal repayments under our non-real estate loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Advances on new non-real estate loans receivable(1)	$12,012	$23,456	$15,891	$33,856
Advances on existing non-real estate loans receivable	5,107	400	29,689	14,111
Principal repayments on non-real estate loans receivable(2)	(15,542)	(37,423)	(44,140)	(90,234)
Net cash advances (repayments) on non-real estate loans receivable	$1,577	$(13,567)	$1,440	$(42,267)
(1)	For the three and nine months ended September 30, 2025, consists of advances under three and seven new non-real estate loans, respectively, that originated during 2025 with weighted average interest rates of 12.8% and 12.1%, respectively. For the three and nine months ended September 30, 2024, consists of advances under four and seven new non-real estate loans, respectively, that originated during 2024 with a weighted average interest rate of 9.9%.
(2)	Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Included below is additional discussion on any significant new loans issued and/or significant updates to any existing loans.

Genesis Non-Real Estate Loans

As discussed in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements, in July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Dallas Division. As described in Genesis’ filings with the Bankruptcy Court, in July 2025 we agreed to provide, along with other lenders, up to $8.0 million of a $30.0 million DIP financing to Genesis to support sufficient liquidity to, among other things, operate its facilities during bankruptcy. The interim DIP order stated that the loan would bear PIK interest at 15.0% per annum, payable monthly in arrears. However, the final DIP order approved in August 2025 retroactively reduced the PIK interest rate on the entire DIP financing to 14.0% per annum, payable monthly in arrears. The principal is due upon maturity. Currently, the DIP loan matures on the earlier of (i) February 4, 2026, (ii) the effective date of a plan of reorganization or liquidation in the Chapter 11 cases or (iii) upon an event of default as defined in the DIP loan agreement. The DIP lenders hold a third and fourth priority security interest in all of Genesis’ assets, which includes a third priority security interest in cash and accounts receivable, other than (i) certain claims and causes of action arising under the US. Bankruptcy Code and (ii) any causes of action that are not accounts receivable or accounts ((i) and (ii), collectively, “Excluded Claims”). Proceeds of any future asset sales, claims and causes of action other than the Excluded Claims and debt or equity issuances will all serve as collateral for the DIP loans.

As of September 30, 2025, in addition to its DIP financing, Omega has two secured term loans with Genesis totaling $124.7 million in outstanding principal, both maturing on June 30, 2026.  Prior to Genesis filing for bankruptcy in July 2025, the two term loans bore interest at a weighted average fixed interest rate of 13.2% per annum, of which 8.2% per annum was PIK interest and 5.0% per annum was cash interest. The interim DIP order approved, as part of the bankruptcy process, the DIP budget which allows interest payments due under the Omega’s existing term loans to be satisfied in kind during the bankruptcy, except for budgeted adequate protection payments that will be applied as interest on one of Omega’s existing term loans. During the third quarter of 2025, we received $0.1 million of adequate protection payments. The two term loans are primarily collateralized by a first priority lien on the equity of several ancillary businesses of Genesis.

As part of our ongoing credit loss procedures, we evaluated the fair value of the collateral available to us under the two term loan agreements and the DIP financings based on current appraisals and market conditions and determined there is sufficient collateral to support the outstanding principal on the loans. Based on our determination regarding the sufficiency of the collateral, the loans remain on an accrual basis. As of September 30, 2025, the internal risk rating on the two term loans and the DIP financing is a 4, which we believe appropriately reflects the risks associated with the loans as of September 30, 2025.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the nine months ended September 30, 2025 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2024	Provision (Recovery) for Credit Loss for the nine months ended September 30, 2025(1)		Write-offs charged against allowance for the nine months ended September 30, 2025		Other reductions to the allowance for the nine months ended September 30, 2025		Allowance for Credit Loss as of September 30, 2025
		(in thousands)
1	Real estate loan receivable	$312	$(69)		$—		$—		$243
2	Real estate loans receivable	492	(241)		—		—		251
3	Real estate loans receivable	10,991	(387)		—		—		10,604
4	Real estate loans receivable	22,528	(3,055)		—		—		19,473
5	Real estate loans receivable	25,476	4,396		—		—		29,872
6	Real estate loans receivable	11,450	(832)		—		—		10,618
	Sub-total	71,249	(188)	(2)	—		—		71,061

5	Investment in direct financing leases	1,605	—		—		(1,605)	(3)	—
	Sub-total	1,605	—		—		(1,605)		—

2	Non-real estate loans receivable	37	(16)		—		—		21
3	Non-real estate loans receivable	1,868	(624)		—		—		1,244
4	Non-real estate loans receivable	2,268	(1,195)		—		—		1,073
5	Non-real estate loans receivable	43,287	(1,415)		—		—		41,872
6	Non-real estate loans receivable	75,335	3,801		(21,509)	(4)	—		57,627
	Sub-total	122,795	551	(2)	(21,509)		—		101,837

2	Unfunded real estate loan commitments	1	(1)		—		—		—
3	Unfunded real estate loan commitments	461	(21)		—		—		440
4	Unfunded real estate loan commitments	40	110		—		—		150
5	Unfunded real estate loan commitments	1,767	(1,560)		—		—		207
2	Unfunded non-real estate loan commitments	13	(10)		—		—		3
3	Unfunded non-real estate loan commitments	183	(112)		—		—		71
4	Unfunded non-real estate loan commitments	433	(39)		—		—		394
6	Unfunded non-real estate loan commitments	65	(65)		—		—		—
	Sub-total	2,963	(1,698)		—		—		1,265

	Total	$198,612	$(1,335)		$(21,509)		$(1,605)		$174,163

(1)	During the nine months ended September 30, 2025, we received proceeds of $2.0 million from the liquidating trust related to the $25.0 million DIP facility to Gulf Coast Health Care LLC (“Gulf Coast”) and proceeds of $0.3 million related to one other real estate loan, which resulted in a recovery for credit losses of $2.3 million. Both of these loans and related reserves were previously written off, so the $2.3 million aggregate recovery is not included in the rollforward above.
(2)	These amounts include cash recoveries of $4.3 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $2.1 million related to principal payments received on loans that were fully reserved.
(3)	Represents the allowance for credit losses related to an investment in a direct financing lease that was reclassified to real estate assets in connection with the termination of the lease in the first half of 2025 as discussed further in Note 2 – Real Estate Assets.
(4)	Amount reflects the write-off of the reserves associated with the $10.0 million DIP financing and the $8.3 million term loan to LaVie (which were both previously fully reserved) that were discharged as part of the LaVie plan of reorganization that was made effective on June 1, 2025, along with one other non-real estate loan that was previously fully reserved.

A rollforward of our allowance for credit losses for the nine months ended September 30, 2024 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2023	Provision (Recovery) for Credit Loss for the nine months ended September 30, 2024(1)		Write-offs charged against allowance for the nine months ended September 30, 2024	Allowance for Credit Loss as of September 30, 2024
		(in thousands)
1	Real estate loans receivable	$1,501	$(959)		$—	$542
2	Real estate loans receivable	291	159		—	450
3	Real estate loans receivable	12,635	(2,025)		—	10,610
4	Real estate loans receivable	65,113	(40,676)	(2)	—	24,437
5	Real estate loans receivable	—	26,453	(2)	—	26,453
6	Real estate loans receivable	11,450	—		—	11,450
	Sub-total	90,990	(17,048)		—	73,942

5	Investment in direct financing leases	2,489	(839)		—	1,650
	Sub-total	2,489	(839)		—	1,650

2	Non-real estate loans receivable	1,151	(672)		—	479
3	Non-real estate loans receivable	3,903	(1,945)		—	1,958
4	Non-real estate loans receivable	720	1,074		—	1,794
5	Non-real estate loans receivable	43,404	4,254		—	47,658
6	Non-real estate loans receivable	72,453	9,569		(7,632)	74,390
	Sub-total	121,631	12,280	(3)	(7,632)	126,279

2	Unfunded real estate loan commitments	10	(10)		—	—
3	Unfunded real estate loan commitments	335	(13)		—	322
4	Unfunded real estate loan commitments	4,314	(4,253)	(2)	—	61
5	Unfunded real estate loan commitments	—	2,364	(2)	—	2,364
2	Unfunded non-real estate loan commitments	692	(585)		—	107
3	Unfunded non-real estate loan commitments	46	96		—	142
4	Unfunded non-real estate loan commitments	63	17		—	80
5	Unfunded non-real estate loan commitments	1,594	(1,594)		—	—
6	Unfunded non-real estate loan commitments	—	22		—	22
		7,054	(3,956)		—	3,098

	Total	$222,164	$(9,563)		$(7,632)	$204,969
(1)	During the nine months ended September 30, 2024, we received proceeds of $5.0 million from the liquidating trust related to the $25.0 million DIP facility to Gulf Coast, which resulted in a recovery for credit losses of $5.0 million that is not included in the rollforward above since we had previously written-off the loan balance and related reserve.
(2)	Amount reflects the movement of reserves associated with the Maplewood Revolver due to an adjustment to the internal risk rating on the loan from 4 to 5 during the first quarter of 2024. See Note 5 – Real Estate Loans Receivable for additional information on the Maplewood Revolver.
(3)	The amount includes cash recoveries of $3.5 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $0.6 million related to principal payments received on loans that were fully reserved.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2025	2024	2023	2022	2021	2020	2019 & older	Revolving Loans	Balance as of September 30, 2025
		(in thousands)
1	Real estate loans receivable	$—	$—	$—	$20,000	$—	$—	$—	$—	$20,000
2	Real estate loans receivable	—	29,700	—	—	—	21,325	—	—	51,025
3	Real estate loans receivable	34,787	246,752	167,318	24,600	72,420	—	—	—	545,877
4	Real estate loans receivable	19,289	80,279	82,688	—	31,730	72,359	307,373	—	593,718
5	Real estate loans receivable	—	—	—	—	—	—	—	263,580	263,580
6	Real estate loans receivable	—	—	—	—	—	—	12,090	—	12,090
	Sub-total	54,076	356,731	250,006	44,600	104,150	93,684	319,463	263,580	1,486,290

2	Non-real estate loans receivable	—	—	—	—	—	—	—	16,439	16,439
3	Non-real estate loans receivable	1,993	3,555	75,323	15,137	—	—	2,752	46,534	145,294
4	Non-real estate loans receivable	11,404	4,411	—	—	—	—	125,736	29,443	170,994
5	Non-real estate loans receivable	500	6,000	—	—	—	—	42,088	1,500	50,088
6	Non-real estate loans receivable	—	6,386	1,500	24,457	—	—	26,362	—	58,705
	Sub-total	13,897	20,352	76,823	39,594	—	—	196,938	93,916	441,520

	Total	$67,973	$377,083	$326,829	$84,194	$104,150	$93,684	$516,401	$357,496	$1,927,810

	Year to date gross write-offs	$—	$—	$(3,658)	$—	$(7,851)	$—	$—	$(10,000)	$(21,509)

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of September 30, 2025 and December 31, 2024, we have excluded $12.5 million and $11.1 million, respectively, of contractual interest receivables and $2.2 million and $1.8 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three months ended September 30, 2025 and 2024, we recognized $0.9 million and $0.6 million, respectively, of interest income related to loans on non-accrual status as of September 30, 2025. During the nine months ended September 30, 2025 and 2024, we recognized $1.5 million and $2.8 million, respectively, of interest income related to loans on non-accrual status as of September 30, 2025.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	(in thousands)
Assets
Real estate assets – net(1)	$1,023,473	$1,250,131
Real estate loans receivable – net	589,595	534,048
Investments in unconsolidated entities	81,257	9,754
Non-real estate loans receivable – net	17,241	38,463
Contractual receivables – net	3,333	994
Other assets	790	1,539
Total assets	1,715,689	1,834,929

Liabilities
Accrued expenses and other liabilities	(51,012)	(52,692)
Total liabilities	(51,012)	(52,692)

Collateral
Personal guarantee	(8,000)	(48,000)
Other collateral(1)	(1,284,379)	(1,422,096)
Total collateral	(1,292,379)	(1,470,096)

Maximum exposure to loss	$372,298	$312,141
(1)	The decrease in the balance from December 31, 2024 to September 30, 2025 primarily relates to the transition of facilities from LaVie to Avardis during the second quarter of 2025, as discussed further in Note 4 – Contractual Receivables and Other Receivables and Lease Inducements.

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs, following the date they were determined to be VIEs, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenue
Rental income	$26,921	$29,956	$91,574	$75,799
Interest income	8,449	3,442	23,017	9,897
Total	$35,370	$33,398	$114,591	$85,696

Consolidated VIEs

The Company consolidates Omega OP, a VIE in which the Company is considered the primary beneficiary. The Company, as general partner, has the power to direct the activities of Omega OP that most significantly affect Omega OP’s performance, and through its interest in Omega OP, has both the right to receive benefits from and the obligation to absorb losses of Omega OP.

Additionally, we own a partial equity interest in a joint venture that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on our ability to direct the activities that most significantly impact the joint venture’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the joint venture. As of September 30, 2025 and December 31, 2024, this joint venture has $23.5 million and $24.3 million, respectively, of total assets, and $20.9 million and $20.8 million, respectively of total liabilities, which are included in our Consolidated Balance Sheets.

NOTE 9 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Unconsolidated Entities

The following is a summary of our investments in unconsolidated entities (dollars in thousands):

				Carrying Amount
	Ownership	Facility	Facility	September 30,	December 31,
Entity/Description	% (1)	Type	Count (1)	2025	2024
Lakeway Realty, L.L.C.	51%	Specialty facility	1	$65,465	$67,541
In Substance Real Estate Investments(2)	N/A	ALF	12	75,279	—
Other Healthcare JVs(3)(4)	9% – 25%	N/A	N/A	7,424	7,317
Other Real Estate JVs(4)(5)	20% – 50%	Various	6	2,122	6,736
Second Spring Healthcare Investment	15%	N/A	—	8	7,117
				$150,298	$88,711
(1)	Ownership percentages and facility counts are as of September 30, 2025.
(2)	During the third quarter of 2025, we entered into three mortgage loan agreements with maximum borrowings of $77.7 million that are secured by 12 facilities. Under the three mortgage loan agreements, we are able to participate in the residual profits of the facilities, subject to the mortgage, upon a sale or refinancing. We evaluated the characteristics of these three investments, including the associated risks and rewards, and have determined they are more similar to those associated with an investment in real estate than a loan. Arrangements with characteristics in line with real estate joint ventures are treated as in substance real estate investments and accounted for using the equity method. We have determined that the three borrowers under the mortgage loans are VIEs but we have not consolidated the borrowers because we are not the primary beneficiary.
(3)	Includes six joint ventures engaged in business that support the long-term healthcare industry and our operators.
(4)	As of September 30, 2025, and December 31, 2024, we had an aggregate of $18.5 million of loans outstanding with these joint ventures.
(5)	Includes three joint ventures formed for the purpose of owning or providing financing for SNFs, ALFs or specialty facilities.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of September 30, 2025 and December 31, 2024:

(in thousands)
Balance as of December 31, 2024	$643,664
Foreign currency translation	973
Balance as of September 30, 2025	$644,637

The following is a summary of our intangible assets and liabilities as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	(in thousands)
Assets:
Above market leases	$34,003	$31,864
Accumulated amortization	(6,085)	(3,800)
Net above market leases	$27,918	$28,064

Liabilities:
Below market leases	$33,014	$34,723
Accumulated amortization	(26,359)	(26,647)
Net below market leases	$6,655	$8,076

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

For the three months ended September 30, 2025 and 2024, our net amortization related to intangibles was $(0.5) million and $1.2 million, respectively. For the nine months ended September 30, 2025 and 2024, our net amortization related to intangibles was $(1.3) million and $2.3 million, respectively. The estimated net amortization expense related to these intangibles for the remainder of 2025 and the next four years is as follows: remainder of 2025 – $(0.5) million; 2026 – $(2.1) million; 2027 – $(2.1) million; 2028 – $(2.1) million and 2029 – $(2.2) million. As of September 30, 2025, the weighted average remaining amortization period of above market lease assets is ten years and below market lease liabilities is nine years.

NOTE 11 – CONCENTRATION OF RISK

As of September 30, 2025, our portfolio of real estate investments consisted of 1,047 healthcare facilities (including properties associated with mortgages, assets held for sale and consolidated joint ventures), along with other real estate loans receivable (excluding mortgages) of $491.7 million and $150.3 million of investments in 14 unconsolidated entities. These healthcare facilities are located in 42 states, Washington, D.C., the U.K. and Jersey, and are operated by 91 third-party operators. Our investment in these healthcare facilities, net of impairments and allowances, totaled $10.5 billion at September 30, 2025, with 98% of our real estate investments related to long-term healthcare facilities. Our portfolio of healthcare facilities is made up of (i) 569 SNFs, 343 ALFs, 20 ILFs, 18 specialty facilities and one medical office building, and (ii) fixed rate mortgages on 50 SNFs, 43 ALFs, two ILFs and one specialty facility. As of September 30, 2025, our total investments also include non-real estate loans receivable of $339.7 million.

Operator Concentration

As of September 30, 2025 and December 31, 2024, we had total investments (before accumulated depreciation and allowances) with one operator that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated 6.7% and 4.4% of our total revenues for the three months ended September 30, 2025 and 2024, respectively, and 6.6% and 4.6% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we also have one operator with total revenues that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated 9.9% and 11.1% of our total revenues for the three months ended September 30, 2025 and 2024, respectively, and 10.6% and 12.1% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, CommuniCare represented 7.8% of our total investments (before accumulated depreciation and allowances).

Geographic Concentration

As of September 30, 2025, the three geographic locations in which we had our highest concentration of real estate assets and mortgages (before accumulated depreciation and allowances) were the U.K. (17.6%), Texas (8.6%) and Indiana (5.9%).

NOTE 12 – STOCKHOLDERS’ EQUITY

Increase of Authorized Omega Common Stock

On June 6, 2025, Omega amended its charter to increase the number of authorized shares of Omega common stock from 350.0 million to 700.0 million.

Stock Repurchase Program

During the three and nine months ended September 30, 2025 and 2024, we did not repurchase any shares of our outstanding common stock under the $500.0 Million Stock Repurchase Program, which expired in March 2025.

Dividends

The following is a summary of our declared cash dividends on common stock:

Record Date	Payment Date	Dividend per Common Share
February 10, 2025	February 18, 2025	$0.67
May 5, 2025	May 15, 2025	0.67
August 4, 2025	August 15, 2025	0.67
November 3, 2025	November 17, 2025	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	September 30, 2024	2,575	$90,469
Three Months Ended	September 30, 2025	2,116	80,556
Nine Months Ended	September 30, 2024	3,017	104,366
Nine Months Ended	September 30, 2025	8,771	330,749

At-The-Market Offering Programs

The following is a summary of the shares issued under our former $1.0 billion 2021 At-The-Market Offering Program and our current $1.25 billion 2024 At-The-Market Offering Program (collectively, the “ATM Program”) for the three and nine months ended September 30, 2025 and 2024 (in thousands except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
Three Months Ended	September 30, 2024	11,630	$37.45	$439,685	$435,501
Three Months Ended	September 30, 2025	208	40.02	8,566	8,336
Nine Months Ended	September 30, 2024	19,883	35.05	703,900	696,993
Nine Months Ended	September 30, 2025	7,493	37.05	280,887	277,632
(1)	Represents the average price per share after issuance costs.

We did not utilize the forward provisions under the ATM Program during the three and nine months ended September 30, 2025 and 2024.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	(in thousands)
Foreign currency translation	$15,312	$(66,110)
Derivative instruments designated as cash flow hedges	67,237	76,713
Derivative instruments designated as net investment hedges	(4,235)	11,898
Total accumulated other comprehensive income before noncontrolling interest	78,314	22,501
Add: portion included in noncontrolling interest	(1,348)	230
Total accumulated other comprehensive income for Omega	$76,966	$22,731

During the three months ended September 30, 2025 and 2024, we reclassified $2.6 million and $2.7 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges. During the nine months ended September 30, 2025 and 2024, we reclassified $5.4 million and $7.9 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

NOTE 13 – TAXES

Omega was organized, has operated and intends to continue to operate in a manner that enables Omega to qualify for taxation as a REIT under Sections 856 through 860 of the Code.

We have elected to treat certain of our active subsidiaries as taxable REIT subsidiaries (“TRSs”). Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. Income taxes included within the financial statements primarily represent U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.

The following is a summary of our provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Federal, state and local income tax expense	$168	$519	$609	$1,218
Foreign tax expense	4,315	2,797	12,013	6,659
Total income tax expense (1)	$4,483	$3,316	$12,622	$7,877
(1)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

The income tax expense for both the three and nine months ended September 30, 2025 and 2024 was primarily due to income from foreign jurisdictions that is subject to foreign income taxes and withholding taxes.

As of September 30, 2025 and December 31, 2024, deferred tax assets totaled $19.9 million and $19.4 million, respectively, and deferred tax liabilities totaled zero. Our deferred tax assets relate primarily to loss carryforwards.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Stock-based compensation expense	$9,277	$9,083	$34,323	$27,498

Stock-based compensation expense of $34.3 million for the nine months ended September 30, 2025 includes $6.6 million of non-cash stock-based compensation expense associated with the transition discussed in the “Leadership Transition” section below. Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations.

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

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		September 30,	September 30,	December 31,
	Maturity	2025	2025	2024

			(in thousands)
Secured borrowings:
2026 Mortgage Loan(1)	2026	9.35%	$245,929	$231,148
Deferred financing costs – net			(2,219)	(3,753)
Premium – net(2)			9,379	15,915
Total secured borrowings			253,089	243,310

Unsecured borrowings:
Revolving Credit Facility(3)	2029	SOFR + 1.05%	—	—
			—	—
Senior notes and other unsecured borrowings:
2025 notes(3)(4)	2025	4.50%	—	400,000
2026 notes(3)(5)	2026	5.25%	600,000	600,000
2027 notes(3)	2027	4.50%	700,000	700,000
2028 notes(3)	2028	4.75%	550,000	550,000
2029 notes(3)	2029	3.63%	500,000	500,000
2030 notes(3)	2030	5.20%	600,000	—
2031 notes(3)	2031	3.38%	700,000	700,000
2033 notes(3)	2033	3.25%	700,000	700,000
2026 Term Loan(3)(6)	2026	5.25%	428,500	428,500
OP Term Loan(7)	2025	N/A	—	50,000
2028 Term Loan	2028	SOFR + 1.20%	—	—
Deferred financing costs – net			(17,267)	(14,843)
Discount – net			(19,776)	(18,108)
Total senior notes and other unsecured borrowings – net			4,741,457	4,595,549

Total unsecured borrowings – net			4,741,457	4,595,549

Total secured and unsecured borrowings – net(8)(9)			$4,994,546	$4,838,859
(1)	Wholly owned subsidiaries of Omega OP are the obligors on this loan (the “2026 Mortgage Loan”). The 2026 Mortgage Loan is denominated in GBP.
(2)	Represents the remaining fair value adjustment associated with the 2026 Mortgage Loan, that was assumed as part of an asset acquisition in July 2024, that is being amortized over the remaining contractual term of the loan.
(3)	Guaranteed by Omega OP.
(4)	The Company repaid $400 million of 4.50% senior notes that matured on January 15, 2025 using available cash.
(5)	On October 15, 2025, the Company redeemed, at par value, the $600.0 million of aggregate principal outstanding under its 5.250% Senior Notes with a scheduled maturity of January 15, 2026.
(6)	In July 2025, the maturity date of the $428.5 million term loan (the “2026 Term Loan”) was extended from August 8, 2025 to August 8, 2026 following Omega’s election to utilize one of two 12-month extension options. The weighted average interest rate of the 2026 Term Loan has been adjusted to reflect the impact of the interest rate swaps that effectively fix the SOFR-based portion of the interest rate at 4.047%.
(7)	On April 29, 2025, Omega repaid the $50 million term loan (“OP Term Loan”) using available cash prior to its original maturity date. Omega OP was the obligor on this borrowing.
(8)	All borrowings are direct borrowings of Parent unless otherwise noted.
(9)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2025 and December 31, 2024, we were in compliance with all applicable covenants for our borrowings.

Unsecured Borrowings

Revolving Credit Facility

On September 30, 2025, Omega entered into a credit agreement (the “2025 Omega Credit Agreement”) consisting of a new $2.0 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”) and a $300.0 million delayed draw term loan facility (the “2028 Term Loan”), replacing our previous $1.45 billion senior unsecured 2021 multicurrency revolving credit facility (the “2021 Revolving Credit Facility”). The 2025 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $3.0 billion, by requesting an increase in the aggregate commitments under the Revolving Credit Facility or by adding one or more tranches of term loans. The Revolving Credit Facility may be drawn in Euros, GBP, Canadian Dollars (collectively, “Alternative Currencies”) or USD, with a $600.0 million sublimit for loans in Alternative Currencies and the DDTL Credit Facility may be drawn in USD.

The Revolving Credit Facility bears interest at SOFR (or in the case of loans denominated in Alternative Currencies, the applicable reference rate) plus (i) an applicable percentage (with a range of 72.5 to 140 basis points) based on the Company’s debt ratings and (ii) a facility fee based on the same ratings (with a range of 12.5 to 30 basis points). The 2028 Term Loan bears interest at SOFR plus an applicable percentage (with a range of 80 to 160 basis points) based on the Company’s debt ratings. The Revolving Credit Facility matures on September 28, 2029, subject to Omega’s option to extend such maturity for two consecutive six-month periods. The 2028 Term Loan Credit Facility matures on September 29, 2028, subject to Omega’s option to extend such maturity for two consecutive twelve-month periods.

We incurred $19.8 million of deferred costs in connection with the 2025 Omega Credit Agreement, of which $2.0 million related to the 2028 Term Loan.

2026 Term Loan Amendment

On September 30, 2025, Omega amended the 2026 Term Loan to, among other things, modify the interest rate margins to align with the 2028 Term Loan (a reduction of 35 basis points) and remove the 0.100% pricing step-up in each of the extension periods.

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

Derivatives Designated as Hedging Instruments

As of September 30, 2025, we have 11 interest rate swaps with $428.5 million in notional value and four interest rate caps with £190.0 million in notional value. The swaps and the majority of the caps are designated as cash flow hedges of the interest payments on two of Omega’s variable interest loans. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

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

In connection with funding a $344.2 million acquisition in the U.K. (see Note 2 – Real Estate Assets), in April 2025, Omega entered a GBP/USD currency forward with a notional value of £90.0 million and a GBP-USD forward rate of 1.2733. The swap was settled on the closing date of the acquisition, and we recorded a $5.2 million gain from its termination within other income – net in the Consolidated Statements of Operations for the nine months ended September 30, 2025.

In the third quarter of 2025, Omega entered into six GBP/USD currency forwards with notional amounts totaling £108.0 million and a weighted average GBP-USD rate of 1.3600, each of which mature between October 2, 2025 and January 5, 2027.

The location and fair value of the Omega’s derivative instruments, at the respective balance sheet dates, were as follows:

	September 30,	December 31,
	2025	2024

Cash flow hedges:	(in thousands)
Other assets	$1	$381
Accrued expenses and other liabilities	$5,172	$554

Net investment hedges:
Other assets	$—	$8,434
Accrued expenses and other liabilities	$7,699	$—

Derivative instruments not designated:
Other assets	$1,649	$—

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

At September 30, 2025 and December 31, 2024, the net carrying amounts and fair values of our other financial instruments were as follows:

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$—	$—	$9,453	$9,453
Real estate loans receivable – net	1,415,229	1,436,119	1,428,298	1,447,262
Non-real estate loans receivable – net	339,683	340,547	332,274	340,025
Total	$1,754,912	$1,776,666	$1,770,025	$1,796,740
Liabilities:
Revolving Credit Facility	$—	$—	$—	$—
2026 Mortgage Loan	253,089	255,308	243,310	247,063
2026 Term Loan	427,922	428,500	427,044	428,500
OP Term Loan	—	—	49,966	50,000
2028 Term Loan	—	—	—	—
4.50% notes due 2025 – net	—	—	399,968	399,856
5.25% notes due 2026 – net	599,787	600,156	599,259	600,714
4.50% notes due 2027 – net	697,865	701,946	696,766	691,040
4.75% notes due 2028 – net	547,689	554,570	546,933	542,553
3.63% notes due 2029 – net	495,215	479,735	494,308	461,180
5.20% notes due 2030 – net	589,643	609,132	—	—
3.38% notes due 2031 – net	690,304	649,572	688,962	620,809
3.25% notes due 2033 – net	693,032	617,617	692,343	585,389
Total	$4,994,546	$4,896,536	$4,838,859	$4,627,104

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Real estate loans receivable: The fair value of the real estate loans receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving Credit Facility, OP Term Loan, 2026 Term Loan and 2028 Term Loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs and discounts in the carrying value.
●	2026 Mortgage Loan: The 2026 Mortgage Loan was recorded at fair market value in July 2024, as of the date it was assumed. The fair market value was determined by discounting the remaining contractual cash flows using a current market rate of interest of comparable debt instruments. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on (Level 1) publicly available trading prices.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

Gulf Coast Subordinated Debt

In August 2021, we filed suit in the Circuit Court for Baltimore County (the “Court”) against the holders of certain Subordinated Debt (the “Debt Holders”) associated with our Gulf Coast master lease agreement, following an assertion by the Debt Holders that our prior exercise of offset rights in connection with Gulf Coast’s non-payment of rent had resulted in defaults under the terms of the Subordinated Debt. The suit seeks a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by an indirect subsidiary of Omega (“Omega Obligor”) under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt may be (and was) offset in full as of December 31, 2021. In October 2021, the Debt Holders filed a motion to dismiss for lack of personal jurisdiction. On November 3, 2022, the Court granted the Debt Holders’ motion to dismiss for lack of personal jurisdiction, and Omega filed a timely appeal of the ruling, which appeal remains pending. While Omega believes Omega Obligor is entitled to the enforcement of the offset rights sought in the action, Omega cannot predict the outcome of the declaratory judgment action, irrespective of whether (a) it is ultimately litigated in the Court if Omega Obligor prevails in its appeal or (b) if the order granting the motion to dismiss for lack of personal jurisdiction is affirmed and the issues are litigated in the Delaware Court (as defined below).

On or about January 19, 2023, the Debt Holders served a lawsuit against the Omega Obligor in the Superior Court of the State of Delaware (the “Delaware Court”), asserting claims for (i) breach of the instruments evidencing the Subordinated Debt, (ii) declaratory judgment, and (iii) unjust enrichment, all claims that are factually based on the claims that are the subject of Omega Obligor’s suit in the Court and that are now on appeal. On February 8, 2023, Omega Obligor filed a motion to dismiss or, in the alternative, to stay this action pending the outcome of the above-referenced lawsuit in Maryland. On July 10, 2023, the Delaware state court case stayed the proceeding pending further developments in the Maryland litigation. In July 2025, the Delaware state court requested that Omega file an answer to the lawsuit by August 19, 2025 while allowing the stay to remain in place, subject to further orders of the court. Omega timely filed its answer and affirmative defenses, denying the claims and relief sought by the Debt Holders in the Delaware Court.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of September 30, 2025, our maximum funding commitment under these indemnification agreements was $8.1 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable if the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at September 30, 2025, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$220,986
Non-real estate loan commitments	51,327
Real estate loan commitments	30,961
Total remaining commitments (1)	$303,274
(1)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Numerator:
Net income	$184,956	$114,914	$437,495	$301,339
Less: adjustments to basic numerator(1)	(7,088)	(3,152)	(29,279)	(8,354)
Net income available to common stockholders – basic	$177,868	$111,762	$408,216	$292,985
Add: net income attributable to OP Units	5,342	3,297	12,104	8,796
Net income available to common stockholders – diluted	$183,210	$115,059	$420,320	$301,781
Denominator:
Denominator for basic earnings per share	295,827	262,720	290,057	252,719
Effect of dilutive securities:
Common stock equivalents	3,485	5,088	3,561	4,476
Noncontrolling interest – Omega OP Units	8,861	7,749	8,547	7,590
Denominator for diluted earnings per share	308,173	275,557	302,165	264,785

Earnings per share – basic:
Net income available to common stockholders	$0.60	$0.43	$1.41	$1.16
Earnings per share – diluted:
Net income available to common stockholders	$0.59	$0.42	$1.39	$1.14
(1)	Includes adjustments to remove income related to non-controlling interests and participating shares including time-based and performance-based PIUs and time-based and performance-based RSUs.

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$737,186	$342,444
Restricted cash	37,818	17,866
Cash, cash equivalents and restricted cash at end of period	$775,004	$360,310

Supplemental information:
Interest paid during the period, net of amounts capitalized	$166,739	$179,369
Taxes paid during the period	$4,520	$2,775

Non-cash investing activities:
Non-cash acquisition of real estate (see Note 2)	$(10,081)	$(344,008)
Non-cash collection of real-estate loan receivable principal (see Note 5)	$10,081	$—
Non-cash investment in non-real estate loans receivable	$—	$(1,632)

Non-cash financing activities:
Assumption of debt (see Note 15)	$—	$263,990
Change in fair value of hedges	$(14,822)	$(9,534)
Remeasurement of debt denominated in a foreign currency	$17,278	$9,908

NOTE 21 – SEGMENTS

We conduct our operations and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business and the manner in which our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, evaluates performance and makes resource and operating decisions for the business.

The CODM evaluates performance and makes resource and operating decisions for the business based on net income that is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses net income to evaluate whether to make new investments, borrow or pay-off debt and/or issue or repurchase equity. The Company’s CODM periodically reviews interest expense and treats it as a significant segment expense. Interest expense is the largest recurring cash expense of the Company because debt is one of our primary sources of funds for new investments. Depending on market conditions, our CODM seeks to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with long-term fixed rate borrowings to the extent possible. Additionally, the CODM also utilizes hedging instruments as discussed in Note 16 – Derivatives and Hedging, to help manage interest rate risk and limit significant fluctuations in interest expense for variable rate borrowings. Interest expense related to the Company’s reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Interest expense	$57,060	$52,777	$159,841	$157,525
Interest – amortization of deferred financing costs (1)	1,055	1,913	3,451	8,951
Interest expense – net	$58,115	$54,690	$163,292	$166,476
(1)	Includes amortization of deferred financing costs, discounts and premiums.

NOTE 22 – SUBSEQUENT EVENTS

In October 2025, the Company formed a JV with affiliates of Saber Healthcare Holdings, LLC (“Saber”) to own and lease 64 facilities, that were previously wholly owned by affiliates of Saber. The Company issued approximately 5.5 million Omega OP Units with a fair value of $222.4 million in exchange for a 49% equity interest in the JV. Affiliates of Saber will retain a 51% equity interest in the JV and are responsible for day-to-day operations of the JV and management of its properties, subject to obtaining approval of the Company for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The 64 facilities held by the JV are subject to triple net leases, with subsidiaries of Saber, that generate $69.4 million in contractual rent per annum. As of the transaction date, 51 of the 64 facilities were encumbered with $448.6 million of mortgage debt with a weighted average interest rate of 6.1% per annum, which is non-recourse to the Company. The JV is required to distribute a portion of its available cash from operating activities on a monthly basis in proportion to each member’s equity ownership. This JV will be accounted for as an equity method investment.

In October 2025, Omega entered into an agreement to acquire a 9.9% equity interest in Saber (the “OpCo Transaction”). Under the agreement, Omega committed to fund $92.6 million in cash consideration, with an expected closing date of January 1, 2026. Omega will receive minimum quarterly cash distributions equivalent to an annualized yield of 8% on its investment. Completion of the OpCo Transaction is subject to satisfaction of customary closing conditions. The agreement includes a $20.0 million fee, as liquidated damages, payable by the non-terminating party if the OpCo Transaction is terminated prior to closing by the other party because the non-terminating party is in breach of the agreement. As of September 30, 2025, Omega leased 51 facilities to subsidiaries of Saber.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters, occupancy levels and quality of care, including the management of infectious diseases;
(3)	our operators’ ability to manage industry challenges, including staffing shortages, which may impact certain regions more acutely, increased costs due to inflation, and the sufficiency of federal and state reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including changes to Medicaid and Medicare reimbursements, the potential impact of recent changes to state Medicaid funding levels as well as state regulatory initiatives or minimum staffing requirements for skilled nursing facilities (“SNFs”) that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”), including as the result of any federal or state policy changes driven by the current focus on capital providers to the healthcare industry;
(7)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and assisted living facility (“ALF”) markets or local real estate conditions;
(8)	the availability and cost of capital to us;
(9)	changes in our credit ratings and the ratings of our debt securities;
(10)	competition in the financing of healthcare facilities;
(11)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(12)	changes in the financial position of our operators;
(13)	the effect of economic, regulatory and market conditions generally and, particularly, in the healthcare industry in the United States and in other jurisdictions where we conduct business, including the United Kingdom;
(14)	changes in interest rates and foreign currency exchange rates and the impacts of inflation and changes in global tariffs and international trade disputes;
(15)	the timing, amount and yield of any additional investments;
(16)	our ability to maintain our status as a REIT; and
(17)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, public health crises or pandemics, cyber threats and governmental action, particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	Third Quarter of 2025 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of September 30, 2025, Parent owned approximately 97% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 3% of the outstanding Omega OP Units.

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

Outlook, Trends and Other Conditions

Our operators continue to face a number of industry challenges, including staffing shortages, which may impact certain regions more acutely, among other things, which have persisted since the COVID-19 pandemic. In addition, our operators have been and continue to be adversely affected by inflation-related cost increases and may be adversely impacted by recently announced global tariffs, each of which may increase expenses, exacerbate labor shortages and increase labor costs, among other adverse impacts. Our operators also may be adversely impacted by immigration restrictions and changes to immigration enforcement policy to the extent they contribute to labor shortages. There continues to be uncertainty regarding the extent and duration of these impacts for those operators, particularly given uncertainty as to whether reimbursement increases from the federal government, the states and the U.K. will be effective in offsetting these incremental costs and lost revenues. In addition, there remains uncertainty as to the impact of potential and recent regulatory changes, including the recent Medicaid changes in the One Big Beautiful Bill Act (“OBBBA”) and potential further reforms to Medicaid or Medicare and other state regulatory initiatives. While the OBBBA does not directly lower reimbursements related to long term care providers, it may impact our operators indirectly to the extent states in which they operate reduce reimbursement levels generally. This may occur as a result of reduced Medicaid funds allocated by states to long-term care providers due to lower reimbursement levels for hospitals and other healthcare providers. We continue to monitor these reimbursement impacts as well as the impacts of other regulatory changes, as discussed below, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us. See “Government Regulation and Reimbursement” for additional information. While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we remain cautious as some of the long-term impacts noted above may continue to have an impact on certain of our operators and their financial conditions.

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

The long-term care industry continues to manage a number of challenges, including staffing shortages, which may impact certain regions more acutely, and certain expense and inflationary cost increases, all of which have persisted since the pandemic. The ultimate impacts of these ongoing challenges may depend on future developments, including those impacts related to global tariffs, the sufficiency of reimbursement rate setting, recent changes to the Medicaid program on state reimbursement levels, potential future Medicaid and Medicare reforms and other state regulatory initiatives, as well as the continued efficacy of infection control measures and quality of care regulations, all of which are uncertain and difficult to predict and may adversely impact our business, results of operations, financial condition and cash flows.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid in the U.S. and local authority funding in the U.K. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs or other budgetary adjustments by government payors, including through potential Medicaid reforms and the push by the U.S. Centers for Medicare and Medicaid Services (“CMS”) towards Medicare Advantage programs, will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. The change in presidential administration and U.S. Congressional majorities at the federal level are increasing the political focus on entitlement program changes, thereby creating uncertainty with respect to the level of government reimbursement available and the extent of industry regulation. The July 2025 passage of the OBBBA enacted significant reforms regarding funding and operation of the Medicaid program, including an estimated $920 billion in cuts to Medicaid over the next decade, as well as additional reforms related to instituting a ten-year moratorium on federal nursing home minimum staffing requirements; enactment of new home and community-based services (“HCBS”) waivers; and freezing, rather than reducing, nursing home provider taxes. The OBBBA’s restrictions on provider taxes to other types of healthcare providers may adversely impact our operators indirectly to the extent states reduce reimbursement levels generally to offset general provider tax reductions.

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

Quality of Care and Staffing Initiatives. In July 2025, the CMS Nursing Home Care Compare website and the Five Star Quality Rating System were updated to include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Beginning July 30, 2025, CMS published aggregated performance data, including average overall Five Star ratings, health inspection ratings, staffing, and quality measure ratings for “chains” or groups of Medicare-certified nursing homes that share at least one individual or organizational owner, officer, or entity with operational/managerial control. COVID-19 vaccination data was also removed from all nursing home profiles on the CMS Nursing Home Care Compare website as of July 2025.

Additionally, on April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at SNFs, which would have required SNFs participating in Medicare and Medicaid to maintain certain nurse staffing and care standards. However, the rule was subject to successful legal challenges, and in September 2025, the U.S. Department of Health and Human Services (“HHS”) withdrew its appeals in these cases. Further, the OBBBA included a ten-year delay on enforcement of these minimum staffing requirements, and in September 2025, the CMS submitted an interim rule with the White House Office of Management and Budget (“OMB”) which seeks to rescind the staffing mandate, subject to OMB approval.

Private Equity; Ownership Disclosures. On November 15, 2023, CMS issued a final rule that requires SNFs participating in the Medicare or Medicaid programs to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs, beginning May 1, 2025, which has been delayed by CMS until January 1, 2026. The CMS announcement of the final rule noted concerns regarding the quality of care provided at SNFs owned by private equity firms, REITs and other investment firms. Additionally, in 2024 and 2025, several U.S. senators proposed legislation that would, if enacted, restrict certain investors, including REITs and private equity firms, from investing in healthcare facilities or impose penalties on certain landlords of or private equity investors in healthcare facilities whose operators subsequently enter into bankruptcy proceedings. On January 8, 2025, the State of Massachusetts enacted a law that requires notification for certain transactions involving SNFs and REITs and restricts new licenses to hospitals with certain facilities leased from REITs. Legislation with similar restrictions has been proposed in several other states. In addition, in January 2025, HHS and the Senate Budget Committee issued reports that found private equity investment in healthcare has had negative consequences for patients and providers. These initiatives, as well as additional calls for federal and state governmental review of the role of private equity in the U.S. healthcare industry and proposed legislation related to certain SNF financial arrangements with REITs, if enacted, could result in additional requirements or restrictions on our operators or us. The likelihood of any of these legislative measures passing at the federal level remains uncertain.

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

On April 22, 2024, CMS issued the Ensuring Access to Medicaid Services final rule, which requires that, beginning six years after the effective date of the final rule, states generally ensure that at least 80% of Medicaid HCBS payments be put toward compensation for direct care workers. The final rule also requires more transparency regarding how much states pay for HCBS and how those rates are set. It is uncertain what the ultimate impact of the final rule, as well as similar initiatives at the state level, will be on providers of Medicaid HCBS services, given uncertainty related to how HCBS providers are currently spending Medicaid dollars, how many providers fall below the required 80% threshold and how well regulators can measure and track spending by HCBS providers. In addition, it remains unclear whether similar requirements, including those establishing minimum allocations of Medicaid or other reimbursements to direct care workers, will be proposed for SNFs, ALFs and other senior care providers; any such requirements, if enacted, could have a material adverse impact on the financial condition of our operators. This uncertainty is further exacerbated by unknowns regarding how states will contend with federal funding losses due to the OBBBA’s Medicaid reimbursement cuts and how they will ultimately decide to reallocate funding to the extent that they want to offset the impact to other providers or Medicaid recipients. Despite the OBBBA’s creation of a new category of waivers that would cover people who do not meet the existing requirement of needing an institutional level of care to receive HCBS, such HCBS could be scaled back at the state level as states face funding shortfalls, which  may push seniors and individuals with disabilities into institutional nursing home settings.

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

The Budget Control Act of 2011 established a Medicare Sequestration of 2%, which is an automatic reduction of certain federal spending as a budget enforcement tool. Originally, the sequester was intended to be in effect from FY 2013 to FY 2021. However, most recently, the Infrastructure Investment and Jobs Act extended the sequester through FY 2031. The full 2% Medicare sequestration went into effect as of July 1, 2022 and gradually increases to 4% from 2030 through 2031. Further, the OBBBA, absent further legislative action, which remains uncertain given the current government shutdown, requires an automatic 4% reduction in Medicare reimbursement rates beginning in 2026 as a budget enforcement tool triggered by the OBBBA’s impact on the federal deficit.

As a part of the COVID-19 1135 waiver provisions, in 2020 CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth providers for the Medicare Part B programs provided by a SNF, which also allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services were provided by a physician from an alternate location through expiration of the public health emergency. The Consolidated Appropriations Act of 2023 extended the ability of occupational therapists, physical therapists and speech-language pathologists to continue to furnish these services via telehealth and bill as distant site practitioners through September 30, 2025; it remains uncertain whether this will be further extended through congressional action, particularly given the current government shutdown.

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

Third Quarter of 2025 and Recent Highlights

Investments

●	During the three and nine months ended September 30, 2025, we acquired three facilities and 66 facilities for aggregate consideration of $77.5 million and $637.9 million, respectively. The initial cash yield (the initial annual contractual cash rent divided by the purchase price) on these asset acquisitions was between 9.9% and 10.3%.
●	We invested $23.0 million and $85.7 million under our construction in progress and capital improvement programs during the three and nine months ended September 30, 2025, respectively.
●	We funded $8.0 million and $53.7 million under three and 17 new real estate loans originated during 2025 with weighted average interest rates of 10.0% and 10.3% during the three and nine months ended September 30, 2025, respectively. Additionally, we advanced $2.1 million and $11.8 million under existing real estate loans during the three and nine months ended September 30, 2025, respectively. Principal repayments of $2.9 million and $67.7 million were received on real estate loans during the three and nine months ended September 30, 2025, respectively.
●	In October 2025, the Company formed a JV with affiliates of Saber Healthcare Holdings, LLC (“Saber”) to own and lease 64 facilities, that were previously wholly owned by affiliates of Saber. The Company issued approximately 5.5 million Omega OP Units with a fair value of $222.4 million in exchange for a 49% equity interest in the JV.

Dispositions and Impairments

●	During the three and nine months ended September 30, 2025, we sold 11 facilities (ten SNFs and one ALF) and 45 facilities (42 SNFs and three ALFs) for $81.1 million and $264.1 million in net cash proceeds, recognizing net gains of $28.2 million and $61.2 million, respectively.
●	During the three and nine months ended September 30, 2025, we recorded impairments of $1.2 million and $16.6 million on two facilities and six facilities, respectively. Of the $16.6 million, $10.3 million related to four held for use facilities and $6.3 million related to two facilities that were classified as held for sale.

Financing Activities

●	During the three and nine months ended September 30, 2025, we sold 2.4 million and 16.3 million shares of common stock under our $1.25 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $89.1 million and $611.6 million, respectively.

●	On September 30, 2025, the Company entered into a new credit agreement consisting of a new four-year $2.0 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”) and a three-year $300.0 million delayed draw term loan facility (the “2028 Term Loan”), replacing our previous $1.45 billion senior unsecured 2021 multicurrency revolving credit facility (the “2021 Revolving Credit Facility”) that was scheduled to mature on October 30, 2025.
●	In July 2025, the maturity date of the $428.5 million term loan (the “2026 Term Loan”) was extended from August 8, 2025 to August 8, 2026, following Omega’s election to utilize one of two 12-month extension options. The 2026 Term Loan was also amended in September 2025 to, among other things, modify the interest rate margins to align with the 2028 Term Loan (a reduction of 35 basis points) and remove the 0.100% pricing step-up in each of the extension periods.
●	On October 15, 2025, the Company redeemed, at par value, the $600.0 million aggregate principal outstanding under its 5.250% Senior Notes with a scheduled maturity of January 15, 2026.

Other Highlights

●	We funded $12.0 million and $15.9 million under three and seven new non-real estate loans originated during 2025 with weighted average interest rates of 12.8% and 12.1% during the three and nine months ended September 30, 2025, respectively. We advanced $5.1 million and $29.7 million under existing non-real estate loans during the three and nine months ended September 30, 2025, respectively. Principal repayments of $15.5 million and $44.1 million were received on non-real estate loans during the three and nine months ended September 30, 2025, respectively.

Collectibility Issues

●	During nine months ended September 30, 2025, we placed two new operators, which Omega did not previously have a relationship with prior to 2025, and one existing operator on a cash basis of revenue recognition as collection of substantially all contractual lease payments due from them was not deemed probable. During the second quarter of 2025, we wrote off $15.5 million of straight-line rent receivable associated with placing the existing operator on a cash basis of revenue recognition as we received information regarding substantial doubt of its ability to continue as a going concern. The lease agreements with the two new operators were executed in 2025 as part of the transition of facilities from other operators. As we had no previous relationship with these new operators and collection of substantially all contractual lease payments due from the new operator was not deemed probable, we placed the new operators on a cash basis of revenue recognition concurrent with the lease commencement dates, so there were no straight-line rent receivable write-offs associated with placing these operators on a cash basis. As of September 30, 2025, 20 operators are on a cash basis for rental revenue recognition. These operators represent 18.5% of our total revenues for the nine months ended September 30, 2025.
●	For the three and nine months ended September 30, 2025, Maplewood paid $15.3 million and $43.3 million of contractual rent, respectively, falling short of the $17.3 million and $51.9 million of contractual rent due under its lease agreement for those periods, respectively. These amounts exclude contractual rent and payments related to Inspir Embassy Row in Washington D.C. of $3.3 million and $8.6 million for the three and nine months ended September 30, 2025, respectively, which were paid in full. Maplewood also did not pay any of the $3.2 million and $8.6 million of contractual interest due under the secured revolving credit facility for the three and nine months ended September 30, 2025, respectively. Maplewood is on a cash basis of revenue recognition for lease purposes, and we recorded rental income of $15.3 million and $43.3 million for the three and nine months ended September 30, 2025, respectively, for contractual rent payments that were received from Maplewood. No interest income was recorded on the Maplewood secured revolving credit facility during the three and nine months ended September 30, 2025, as the loan is on non-accrual status for interest recognition. In October 2025, Maplewood short-paid the contractual rent and interest amounts due under its lease and loan agreements by $1.7 million.

●	Following the effective date of LaVie Care Centers, LLC’s (“LaVie”) plan of reorganization as part of its emergence from bankruptcy, the LaVie master lease agreement with Omega was assumed by and assigned to ENDMT LLC (“Avardis”) and subsequently amended and restated. Since assuming the lease, Avardis has paid full contractual rent of $9.4 million and $12.5 million in three and nine months ended September 30, 2025, respectively. Avardis is on a straight-line basis for rental income recognition, and we recognized $11.0 million and $14.6 million of rental income related to Avardis for the three and nine months ended September 30, 2025, respectively.
●	In July 2025, Genesis Healthcare, Inc. (“Genesis”) commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. Genesis will continue to operate, as a debtor-in-possession (“DIP”), the 31 facilities subject to a master lease agreement with Omega, unless and until Genesis’ leasehold interest under the master lease agreement is rejected or assumed and assigned. We provided $8.0 million of a $30.0 million junior secured DIP financing, along with other lenders, to Genesis to support sufficient liquidity to, among other things, operate its facilities during bankruptcy. Since commencing the bankruptcy process in July 2025, Genesis made all required contractual rent and interest payments in August and September 2025. Genesis is on a cash basis of rental revenue recognition, we recognized rental income of $12.9 million and $38.2 million (which includes $34.0 million for contractual rent payments received and $4.2 million from the application of proceeds from the letter of credit in March 2025 that was held as collateral from Genesis), respectively, related to Genesis during the three and nine months ended September 30, 2025. In addition, we recognized $4.3 million and $12.6 million, respectively, of interest income (which includes $0.1 million from the application of proceeds from the letter of credit) related to loans with Genesis during the three and nine months ended September 30, 2025. As of September 30, 2025, the remaining two term loans and the DIP loan are on an accrual basis due to the collateral supporting the loans. In October 2025, Genesis paid full contractual rent and interest due of $4.4 million.

Dividends

●	On October 24, 2025, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on November 17, 2025 to stockholders of record as of the close of business on November 3, 2025.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Variance	2025	2024	Variance
Revenues:
Rental income	$264,540	$231,485	$33,055	$735,920	$652,721	$83,199
Interest income	44,811	39,941	4,870	130,924	113,819	17,105
Miscellaneous income	2,240	4,602	(2,362)	4,038	5,532	(1,494)
Expenses:
Depreciation and amortization	82,114	77,245	4,869	242,498	226,036	16,462
General and administrative	23,778	21,758	2,020	79,673	65,438	14,235
Real estate taxes	3,503	3,569	(66)	10,065	11,117	(1,052)
Acquisition, merger and transition related costs	593	6,437	(5,844)	4,067	10,820	(6,753)
Impairment on real estate properties	1,144	8,620	(7,476)	16,594	22,094	(5,500)
Recovery for credit losses	(3,908)	(9,061)	5,153	(3,587)	(14,763)	11,176
Interest expense	58,115	54,690	3,425	163,292	166,476	(3,184)
Other income (expense):
Other income (expense) – net	16,835	(1,044)	17,879	33,633	7,595	26,038
Loss on debt extinguishment	(7)	(137)	130	(7)	(1,633)	1,626
Gain (loss) on assets sold – net	28,269	(238)	28,507	61,230	11,282	49,948
Income tax expense	(4,483)	(3,316)	(1,167)	(12,622)	(7,877)	(4,745)
(Loss) income from unconsolidated entities	(1,910)	6,879	(8,789)	(3,019)	7,118	(10,137)

Three Months Ended September 30, 2025 and 2024

Revenues

  The following is a description of certain of the changes in revenues for the three months ended September 30, 2025 compared to the same period in 2024:

●	The increase in rental income was primarily the result of (i) a $26.4 million increase related to facility acquisitions made throughout 2024 and 2025, lease extensions and other rent escalations, (ii) an $8.1 million net increase in rental income from cash basis operators, primarily related to Maplewood, as a result of receiving higher cash rent payments period over period from these operators, (iii) a $2.4 million increase related to higher rental income from our leases with operators in the U.K. primarily due to the strengthening of the British Pound Sterling against the U.S. Dollar and (iv) a $1.1 million increase resulting from a straight-line receivable write-off in the third quarter of 2024, partially offset by a $4.9 million net decrease related to the impact of facility transitions and sales.
●	The increase in interest income was primarily due to (i) a $6.9 million increase related to new loans and additional fundings on existing loans made throughout 2024 and 2025 and (ii) a $0.4 million increase related to loans on non-accrual status in which we have recognized higher interest income period over period as a result of receiving higher cash payments, partially offset by a $2.5 million decrease related to principal repayments on our loans during 2024 and 2025.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended September 30, 2025 compared to the same period in 2024:

●	The increase in depreciation and amortization expense primarily relates to facility acquisitions and capital additions, partially offset by facility sales.

●	The increase in general and administrative (“G&A”) expense primarily relates to an increase in payroll and benefits and an increase in professional service costs.
●	The decrease in acquisition, merger and transition related costs primarily relates to costs incurred related to (i) transition costs following our acquisition of the remaining 51% interest in the Cindat Joint Venture and (ii) the transition of facilities with troubled operators.
●	The 2025 impairments were recognized in connection with two held for use facilities. The 2024 impairments were recognized in connection with two facilities that were classified as held for sale and three held for use facilities. The 2025 and 2024 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The decrease in recovery for credit losses primarily relates to a smaller recovery in the general reserve in the third quarter of 2025 compared to same period in 2024, partially offset by a net decrease in aggregate specific provisions recorded during the third quarter of 2025 compared to same period in 2024.
●	The increase in interest expense primarily relates to (i) an increase in interest due to the issuance of $600 million of 5.20% senior unsecured notes (the “2030 Senior Notes”) in June 2025 and (ii) an increase in interest due to the assumption of the £188.6 million 2026 mortgage loan (the “2026 Mortgage Loan”) as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024. The overall increase was partially offset by (i) a net decrease in the amortization of deferred financing fees and discounts as a result of the amortization of the fair value adjustment associated with the 2026 Mortgage Loan, (ii) the repayment of $400 million of 4.50% senior notes in January 2025 and (iii) the repayment of the OP Term Loan in April 2025.

Other Income (Expense)

The increase in total other income (expense) was primarily due to (i) a $28.5 million increase in gain on assets sold related to the sale of 11 facilities in the third quarter of 2025 compared to the sale of six facilities during the same period in 2024 and (ii) a $17.9 million increase in other income – net primarily related to increased interest income on short-term investments due to higher invested cash in the third quarter of 2025 compared to the same period in 2024 and gains related to financial instruments in the third quarter of 2025.

Income Tax Expense

The increase in income tax expense was primarily due to an increase in taxable income in the U.K. as a result of acquisitions in 2025 and 2024.

(Loss) income from unconsolidated entities

The increase in (loss) income from unconsolidated entities was primarily related to one unconsolidated joint venture, OMG Senior Housing, LLC., which sold one facility during the third quarter of 2024 for a gain.

Nine Months Ended September 30, 2025 and 2024

Revenues

  The following is a description of certain of the changes in revenues for the nine months ended September 30, 2025 compared to the same period in 2024:

●	The increase in rental income was primarily the result of (i) an $80.4 million increase related to facility acquisitions made throughout 2024 and 2025, lease extensions and other rent escalations, (ii) a $20.3 million net increase in rental income from cash basis operators, primarily related to Maplewood, as a result of receiving higher cash rent payments period over period from these operators, (iii) a $3.7 million net increase related to the impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators and (iv) a $5.7 million increase related to higher rental income from our leases with operators in the U.K. primarily due to the strengthening of the British Pound Sterling against the U.S. Dollar. The increase was partially offset by (i) a $16.4 million decrease resulting from higher straight-line receivable write-offs in 2025 compared to 2024 and (ii) a $10.0 million lease inducement provided to a cash basis operator that was recorded as a reduction to rental income in the first quarter of 2025.
●	The increase in interest income was primarily due to a $26.1 million increase related to new loans and additional fundings on existing loans made throughout 2024 and 2025, partially offset by (i) an $8.3 million decrease related to principal repayments on our loans during 2024 and 2025 and (ii) a $0.9 million decrease related to loans on non-accrual status in which we have recognized less interest income period over period as a result of receiving fewer cash payments.

Expenses

The following is a description of certain of the changes in our expenses for the nine months ended September 30, 2025 compared to the same period in 2024:

●	The increase in depreciation and amortization expense primarily relates to facility acquisitions and capital additions, partially offset by facility sales and facilities reclassified to assets held for sale.
●	The increase in G&A expense primarily relates to (i) $6.6 million of incremental non-cash stock-based compensation expense and $2.2 million of incremental payroll expense related to the termination of the employment agreement of our former Chief Operating Officer in the first quarter of 2025, (ii) other increases in payroll and benefits, (iii) an increase in professional service costs and (iv) an increase in operator initiatives. Additional information regarding the increase in stock-based compensation is disclosed in Note 14 – Stock-Based Compensation.
●	The decrease in acquisition, merger and transition related costs primarily relates to costs incurred related to (i) transition costs following our acquisition of the remaining 51% interest in the Cindat Joint Venture and (ii) the transition of facilities with troubled operators.
●	The 2025 impairments were recognized in connection with four held for use facilities and two facilities that were classified as held for sale. The 2024 impairments were recognized in connection with four facilities that were classified as held for sale and eight held for use facilities. The 2025 and 2024 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The decrease in recovery for credit losses primarily relates to a smaller recovery in the general reserve recorded in 2025 compared to same period in 2024, partially offset by decreases in loan balances and a net decrease in aggregate specific provisions recorded during the nine months ended September 30, 2025 compared to same period in 2024.

●	The decrease in interest expense primarily relates to (i) a net decrease in the amortization of deferred financing fees and discounts as a result of the amortization of the fair value adjustment associated with the 2026 Mortgage Loan, (ii) the repayment of $400 million of 4.50% senior notes in January 2025, (iii) the repayment of the OP Term Loan in April 2025, (iv) the repayment of $400 million of 4.95% senior notes in April 2024 and (v) the payoff of all remaining HUD mortgages in the first quarter of 2024. The overall decrease was partially offset by (i) an increase in interest due to the issuance of the 2030 Senior Notes in June 2025 and (ii) an increase due to the assumption of the 2026 Mortgage Loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024.

Other Income (Expense)

The increase in total other income (expense) was primarily due to (i) a $49.9 million increase in gain on assets sold related to the sale of 45 facilities in 2025 compared to the sale of 15 facilities during the same period in 2024, (ii) an $26.0 million increase in other income – net primarily related to increased interest income on short-term investments due to higher invested cash in 2025 compared to the same period in 2024 and gains associated with foreign currency and financial instruments in 2025 and (iii) a $1.6 million decrease in loss on debt extinguishment related to the early repayment of nine HUD mortgages during the first quarter of 2024.

Income Tax Expense

The increase in income tax expense was primarily due to an increase in taxable income in the U.K. as a result of acquisitions in 2024 and 2025.

(Loss) income from unconsolidated entities

The increase in (loss) income from unconsolidated entities was primarily related to one unconsolidated joint venture, OMG Senior Housing, LLC., which sold one facility during the third quarter of 2024 for a gain.

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

The following table presents our Nareit FFO results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net income	$184,956	$114,914	$437,495	$301,339
(Deduct gain) add back loss from real estate dispositions	(28,269)	238	(61,230)	(11,282)
Deduct gain from real estate dispositions - unconsolidated entities	—	(6,260)	—	(6,260)
	156,687	108,892	376,265	283,797
Elimination of non-cash items included in net income:
Depreciation and amortization	82,114	77,245	242,498	226,036
Depreciation – unconsolidated entities	1,865	1,317	3,704	6,384
Impairment on real estate properties	1,144	8,620	16,594	22,094
Nareit FFO	$241,810	$196,074	$639,061	$538,311

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

Capital Structure

At September 30, 2025, we had total assets of $10.6 billion, total equity of $5.2 billion and total debt of $5.0 billion in our consolidated financial statements, with such debt representing 48.9% of total capitalization.

Debt

At September 30, 2025 and December 31, 2024, the weighted average annual interest rate of our debt was 4.6%. Additionally, as of September 30, 2025, 95.1% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated as cash flow hedges. As of September 30, 2025, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our Revolving Credit Facility, the 2028 Term Loan and the 2026 Term Loan.

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

In July 2025, the maturity date of the 2026 Term Loan was extended from August 8, 2025 to August 8, 2026. We have one remaining option to extend the maturity date of the 2026 Term Loan for an additional 12-month period.

On September 30, 2025, Omega entered into a new credit agreement (the “2025 Omega Credit Agreement”) consisting of the Revolving Credit Facility and the 2028 Term Loan, replacing the 2021 Revolving Credit Facility. The 2026 Term Loan was also amended on September 30, 2025 to, among other things, modify the interest rate margins to align with the 2028 Term Loan (a reduction of 35 basis points) and remove the 0.100% pricing step-up in each of the extension periods. We incurred $19.8 million of deferred costs in connection with the 2025 Omega Credit Agreement.

On October 15, 2025, the Company redeemed, at par value, the $600.0 million aggregate principal outstanding under its 5.250% Senior Notes with a scheduled maturity of January 15, 2026. Our next senior unsecured note maturity is the $700.0 million of 4.50% senior unsecured notes that mature in April 2027. We also have the 2026 Mortgage Loan, with $245.9 million outstanding as of September 30, 2025, that matures in August 2026 but can be repaid as early as November 2025 without penalty. As of September 30, 2025, we had $737.2 million of cash and cash equivalents on our Consolidated Balance Sheets, $540.1 million of potential common share issuances remaining under the ATM Program, $2.0 billion of availability under our Revolving Credit Facility and $300.0 million of availability under our 2028 Term Loan. This combination of liquidity sources, along with cash from operating activities, provides us with the ability to repay our upcoming debt maturities.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2025 and December 31, 2024, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued $4.4 billion aggregate principal of senior notes outstanding at September 30, 2025 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

Rule 3-10 and Rule 13-01 of Regulation S-X permit registrants to provide certain alternative financial and non-financial disclosures, to the extent material, in lieu of separate financial statements for subsidiary issuers and guarantors of registered debt securities. Accordingly, separate consolidated financial statements of Omega OP have not been presented. Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under our outstanding senior notes, Revolving Credit Facility and term loans) and their investments in non-guarantor subsidiaries.

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of September 30, 2025, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At September 30, 2025, we had 295.5 million shares of common stock outstanding, and our shares had a market value of $12.5 billion. The following is a summary of activity under our equity programs during the three and nine months ended September 30, 2025:

●	We issued 0.2 million and 7.5 million shares of common stock under our ATM Program for aggregate gross proceeds of $8.6 million and $280.9 million during the three and nine months ended September 30, 2025, respectively. We did not utilize the forward provisions under the ATM Program. We have $540.1 million of potential common share issuances remaining under the ATM Program as of September 30, 2025.
●	We issued 2.1 million and 8.8 million shares of common stock under the DRCSPP during the three and nine months ended September 30, 2025, respectively. Aggregate gross proceeds from these sales were $80.5 million and $330.7 million during the three and nine months ended September 30, 2025, respectively.

●	We did not repurchase any shares of our outstanding common stock under the $500 Million Stock Repurchase Program, which expired in March 2025.

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

For the nine months ended September 30, 2025, we paid dividends of $582.0 million to our common stockholders. On February 18, 2025, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 10, 2025. On May 15, 2025, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on May 5, 2025. On August 15, 2025, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on August 4, 2025.

Material Cash Requirements

During the nine months ended September 30, 2025, other than the issuance of the 2030 Senior Notes and entering in to the 2025 Omega Credit Agreement discussed above, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of September 30, 2025, we had $221.0 million of commitments to fund the construction of new facilities, capital improvements and other commitments under lease agreements. Additionally, we have commitments to fund $31.0 million of advancements under existing real estate loans and $51.3 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

In October 2025, we entered into an agreement to acquire a 9.9% equity interest in Saber ( the “OpCo Transaction”). Under the agreement, Omega committed to fund $92.6 million in cash consideration, with an expected closing date of January 1, 2026. Completion of the OpCo Transaction is subject to satisfaction of customary closing conditions. The agreement includes a $20.0 million fee, as liquidated damages, payable by the non-terminating party if the OpCo Transaction is terminated prior to closing by the other party because the non-terminating party is in breach of the agreement.

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

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $775.0 million as of September 30, 2025, an increase of $226.3 million as compared to the balance at December 31, 2024. The following is a summary of our sources and uses of cash flows for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$647,931	$520,462	$127,469
Investing activities	(528,085)	(389,430)	(138,655)
Financing activities	102,207	(217,090)	319,297

The following is a discussion of changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Operating Activities – The increase in net cash provided by operating activities is driven primarily by an increase of $128.2 million of net income, net of $7.9 million of non-cash items, primarily due to a year over year increase in rental income and interest income as discussed in our material changes analysis under Results of Operations above.

Investing Activities – The increase in cash used in investing activities primarily related to (i) a $398.0 million increase in real estate acquisitions primarily as a result of a 45-facility acquisition in the U.K. and Bailiwick of Jersey in the second quarter of 2025, (ii) a $76.8 million increase in investments in unconsolidated entities, (iii) a $4.1 million increase in capital improvements to real estate investments and construction in progress and (iv) a $3.8 million decrease in proceeds from derivative instruments related to the termination of two foreign currency forward contracts during the first quarter of 2024. The overall increase in cash used in investing activities was partially offset by (i) a $195.3 million increase in proceeds from the sales of real estate investments, (ii) a $138.8 million decrease in loan placements, net of repayments as a result of fewer new loans advanced in 2025 compared to 2024 and paydowns on mortgage loans due from Ciena Healthcare Management, Inc. and on other loans during the nine months ended September 30, 2025, (iii) a $7.1 million increase in distributions from unconsolidated entities in excess of earnings and (iv) a $2.8 million increase in receipts from insurance proceeds.

Financing Activities – The increase in cash provided by financing activities primarily related to a $627.2 million decrease in repayments on long-term borrowings, net of proceeds. The overall increase in cash provided by financing activities was partially offset by (i) a $194.4 million increase in net proceeds from issuance of common stock as a result of increased volume under our ATM Program and DRCSPP, (ii) a $78.0 million increase in dividends paid primarily related to share issuances during 2024 and 2025, (iii) a $18.7 million increase in payment of financing related costs related to the 2025 Omega Credit Agreement entered into in September 2025, (iv) a $10.5 million increase in distributions to Omega OP Unit holders and (v) a $5.8 million increase in redemption of Omega OP Units.

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

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. During the nine months ended September 30, 2025, we incurred interest expense of $17.8 million related to variable rate borrowings outstanding under our Revolving Credit Facility and the 2026 Mortgage Loan, after considering the impact of interest rate swaps. Assuming no changes in outstanding balances, and inclusive of the impact of interest rate swaps and interest rate caps designated as cash flow hedges noted below, a hypothetical 1% increase in interest rates would result in a $1.1 million increase in our annual interest expense. A hypothetical 1% decrease in interest rates would result in a $1.8 million decrease in our annual interest expense. As of September 30, 2025, only our Revolving Credit Facility, 2028 Term Loan and 2026 Mortgage Loan have variable rates, when considering the impact of interest rate swaps that are designated as cash flow hedges for the 2026 Term Loan. As of September 30, 2025, the interest rate on the 2026 Mortgage Loan was variable as SONIA did not exceed the cap rate.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at September 30, 2025 was approximately $4.2 billion, which includes our senior notes. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of long-term fixed-rate borrowings by approximately $145.7 million at September 30, 2025. A hypothetical 1% decrease in interest rates would result in an increase in the fair value of long-term fixed-rate borrowings by approximately $154.0 million at September 30, 2025.

At September 30, 2025, we have $428.5 million of interest rate swaps outstanding and £190.0 million of interest rate caps outstanding that are recorded at fair value in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets. The interest rate swaps and interest rate caps hedge the interest rate risk associated with interest payments on the 2026 Term Loan and the 2026 Mortgage Loan.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the nine months ended September 30, 2025, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $3.6 million.

To hedge a portion of our net investments in the U.K., at September 30, 2025, we have 11 foreign currency forward contracts with notional amounts totaling £258.0 million that mature between 2027 and 2031.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective at a reasonable assurance level as of September 30, 2025.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended September 30, 2025, Omega issued an aggregate of 49,949 shares of Omega common stock in exchange for Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

Issuer Purchases of Equity Securities

During the third quarter of 2025, we did not repurchase any shares of our outstanding common stock.

Item 5 – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the third quarter of 2025.

Item 6–Exhibits

Exhibit No.
10.1

Amended and Restated Credit Agreement, dated as of September 30, 2025, by and among Omega Healthcare Investors, Inc., as a borrower, OHI UK Healthcare Properties Ltd., as a U.K. borrower, certain of Omega’s subsidiaries identified therein, as guarantors, a syndicate of financial institutions, as lenders, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 1, 2025).

10.2

First Amendment to Credit Agreement dated September 30, 2025, amending the Credit Agreement dated August 8, 2023, by and among Omega, as borrower, certain of Omega’s subsidiaries identified from time to time therein, as guarantors, a syndicate of financial institutions, as lenders, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 1, 2025).

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
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*  Exhibits that are filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: October 31, 2025	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: October 31, 2025	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer