Form 10-K
period 2025-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2026-02-09
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the common stock Omega Healthcare Investors, Inc. held by non-affiliates was $10,743,896,520 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $36.65 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 3, 2026, there were 295,570 thousand shares of Omega Healthcare Investors, Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025, are incorporated by reference in Part III herein.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to this Annual Report on Form 10-K;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters, occupancy levels and quality of care, including the management of infectious diseases;
(3)	our operators’ ability to manage industry challenges, including staffing shortages, which may impact certain regions more acutely, increased costs, and the sufficiency of governmental reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including changes to Medicaid and Medicare reimbursements, the potential impact of recent changes to state Medicaid funding levels as well as state regulatory initiatives for minimum staffing requirements for skilled nursing facilities (“SNFs”) that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”), including as the result of any federal or state policy changes driven by the current focus on capital providers to the healthcare industry;
(7)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and assisted living facility (“ALF”) markets or local real estate conditions;
(8)	the availability and cost of capital to us;
(9)	changes in our credit ratings and the ratings of our debt securities;
(10)	competition in the financing of healthcare facilities;
(11)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(12)	changes in the financial position of our operators;
(13)	the effect of economic, regulatory and market conditions generally and, particularly, in the healthcare industry in the United States and in other jurisdictions where we conduct business, including the United Kingdom;
(14)	changes in interest rates and foreign currency exchange rates and the impact of inflation and changes in global tariffs and international trade disputes;
(15)	the timing, amount and yield of any additional investments;
(16)	our ability to maintain our status as a REIT;
(17)	operational risks associated with our investments in healthcare operating companies, including senior housing properties managed through structures authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”);
(18)	the use of, or inability to use, artificial intelligence by us or our operators, managers, vendors and investors; and
(19)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, public health crises or pandemics, cyber threats and governmental action, particularly in the healthcare industry.

PART I

Item 1 – Business

Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that invests in healthcare-related real estate properties located in the United States (“U.S.”), the United Kingdom (“U.K.”) and Canada, which investments comprise our one reportable segment. Omega became a publicly traded company listed on the New York Stock Exchange in 1992. Our primary objective is to provide strong returns to our investors, while serving as the preferred capital partner to our third-party healthcare operating companies and affiliates (collectively, our “operators”) and other third-party high quality healthcare operators so they can concentrate on providing a high level of care for their resident-patients.

Parent, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). As of December 31, 2025, Parent owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 5% of the outstanding Omega OP Units.

Property Types

Our investment portfolio primarily consists of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), including care homes in the U.K., independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and continuing care retirement communities (“CCRCs”). The following is a summary of our various property types.

●	Skilled nursing facilities – SNFs provide services that include daily nursing, therapeutic rehabilitation, social services, activities, housekeeping, nutrition, medication management and administrative services for individuals requiring certain assistance for activities in daily living.
●	Assisted living facilities – ALFs provide services that include assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services usually include daily housekeeping, laundry, medical reminders and assistance with the activities of daily living, such as eating, dressing and bathing. Included within ALFs are Care Homes in the U.K., which are rental properties that provide similar services to ALFs in the U.S.
●	Independent living facilities – ILFs are age-restricted multi-family properties with central dining facilities that provide services that include security, housekeeping, activities, nutrition and limited laundry services.
●	Specialty facilities – Specialty facilities consist of specialty hospitals, long-term acute care hospitals, inpatient rehabilitation facilities, behavioral health substance facilities, behavioral health psychiatric facilities, traumatic brain injury facilities and other healthcare facilities.
●	Continuing care retirement communities – CCRCs are retirement communities that include independent living, assisted living, memory care and skilled nursing units to provide a continuum of care in an integrated campus.

Investment Strategy & Types

We maintain a portfolio of long-term healthcare facilities, mortgages and other real estate loans on healthcare facilities located in the U.S., the U.K. and Canada. Our investments are generally geographically diverse and operated by a diverse group of operators or third-party managers that we believe meet our standards for quality and experience of management and creditworthiness. Our criteria for evaluating potential investments include but are not limited to:

•	the quality and experience of management and the creditworthiness of the operator or manager of the facility;

•	the facility’s historical and forecasted cash flow, its ability to meet operational needs, capital expenditure requirements and lease or debt service obligations and its prospects for growth;
•	the construction quality, condition and design of the facility and its environmental impact;
•	the location of the facility;
•	the tax, growth, regulatory and reimbursement environment of the applicable jurisdiction;
•	the occupancy rate for the facility and demand for similar healthcare facilities in the same or nearby communities; and
•	the payor mix of private, Medicare and Medicaid patients at the facility.

As healthcare delivery continues to evolve, we continuously evaluate potential investments, as well as our assets, operators, managers and markets to position our portfolio for long-term success. As part of our evaluation, we may sometimes consider selling or transitioning assets that do not meet our portfolio criteria.

While we emphasize healthcare real estate ownership, we may also provide real estate secured financing to, or invest in equity of, healthcare operators or other entities engaged in healthcare real estate ownership. While the markets for long-term care real estate acquisitions in the U.S. and U.K. remained competitive in 2025, we continued to seek and identify selective investments that are accretive to our portfolio. During the fourth quarter of 2025, we began operating facilities, through third-party managers, in structures provided for in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) and may own and operate ALFs and ILFs in the U.S. and the U.K. in the future through RIDEA structures. We believe that RIDEA structures may broaden our potential investment pipeline and provide an avenue for additional growth. We expect to pursue RIDEA structures on a selective basis when accretive to our performance.

In addition to our U.S. and U.K.-based investments, we may elect to pursue investments in alternative jurisdictions outside of the U.S and U.K. In the fourth quarter of 2025, we committed to fund our first investment in Canada through a real estate loan to an operator of long-term care facilities.

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

The following summarizes our primary investment structures. The average annualized yields described below reflect obligations under existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of December 31, 2025, set forth below, are not necessarily indicative of future yields, which may be lower.

Triple-Net Lease Structure

Substantially all of our leases are triple-net operating leases and require the operator to pay rent and all additional charges incurred in the operation of the leased facility. Additionally, our triple-net leases generally require our operators to fund a minimum amount of capital expenditures. Our triple-net operating leases typically range from 5 to 15 years, plus renewal options. Our triple-net operating leases generally provide for minimum annual rents that are subject to annual escalators. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectibility assessment. At December 31, 2025, our average annualized yield from triple-net operating leases was approximately 10.4%. At December 31, 2025, approximately 86.0% of our triple-net operating leases have lease terms expiring after 2030. The majority of our triple-net leased real estate properties are leased under provisions of master lease agreements that govern more than one facility, and to a lesser extent, we lease facilities under single facility leases. Under our triple-net master leases, our operators are required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Certain of our leases also contain operator purchase options or landlord put options.

We direct a significant amount of our capital back into existing assets, which we believe sets the stage for our long-term strategic success. Our triple-net master leases often require our operators to fund a minimum amount related to capital expenditures. Some of our leases provide our operators with advances for the construction of facilities or capital expenditures for strategic facility enhancements. Typically, these advances require the operator to pay a fixed percentage of the advances funded as capital expenditure rent under the lease. Construction and upgrades made under these lease clauses are capitalized within our real estate assets. Certain interest costs associated with funds used for the construction of facilities owned by us are capitalized. The amount capitalized into our real estate assets is based upon the amount advanced during the construction period using an interest rate that approximates our cost of financing. Interest expense is reduced by the amount capitalized. As of December 31, 2025, we had $12.5 million of investments related to the construction of new facilities and we are committed to construction and capital expenditures of $207.8 million under lease agreements.

Managed Structure

During the fourth quarter of 2025, we began utilizing a RIDEA structure for several acquired facilities. A RIDEA structure allows us, through a taxable REIT subsidiary (a “TRS”), to receive cash flow from the operations of a healthcare facility in compliance with REIT tax requirements, with the independent third-party property manager managing the operations of the qualified healthcare facility. Under a typical RIDEA structure, we have certain oversight approval rights and the right to review operational and financial reporting information, but our independent third-party property managers ultimately control the day-to-day operations of the property, pursuant to the terms of our management agreements. The RIDEA structure gives us direct exposure to the risks and benefits of the operations of the facilities. These risks include those relating to compliance with healthcare and other laws, including holding the healthcare licenses associated with these properties, as well as liabilities relating to personal injury matters, resident-patient quality of care claims and governmental reimbursement matters, even though we have limited ability to control or influence our managers’ management of these risks. The third-party property managers manage our facilities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. In addition, incentive management fees may be payable to our managers if operating results of the RIDEA properties exceed pre-established thresholds. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our facilities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our facilities in compliance with the terms of our management agreements and all applicable laws and regulations. As of December 31, 2025, we own and operate four senior housing facilities that are managed by two third-party property managers pursuant to property management agreements.

Real Estate Loans

Real estate loans consist of mortgage loans and other real estate loans that are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in, the related properties. Our real estate loans typically have a fixed interest rate for the loan term. We enter into real estate loans for existing facilities and for the construction and renovation of facilities. At December 31, 2025, our average annualized yield on real estate loan investments was approximately 10.2%. At December 31, 2025, approximately 25.5% of our real estate loans have maturity dates that expire after 2030.

From time to time, we may provide loans that allow us to participate in the expected residual profits of a facility through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments, accounted for using the equity method and are presented as investments in unconsolidated entities.

Investments in Unconsolidated Entities

From time to time, we also acquire equity interests in joint ventures or entities that own or provide financing for real estate assets and/or support the long-term healthcare industry and our operators, and in operating companies. These are investments in entities that we do not consolidate but for which we can exercise significant influence over operating and financial policies and are reported under the equity method of accounting. Our investments in unconsolidated entities generally represent interests ranging from 9% to 51%. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest inclusive of transaction costs.

Non-Real Estate Loans

Our portfolio includes non-real estate loans to our operators, their principals and/or asset purchasers. We make non-real estate loans on a limited basis, in connection with managing our overall credit risk. These loans may be either unsecured or secured by the collateral of the borrower and are typically short-term in nature. Collateral under secured non-real estate loans typically consists of the working capital of operator entities, personal guarantees or assets of the individual obligor. At December 31, 2025, our average annualized yield on these investments was approximately 10.2%. At December 31, 2025, approximately 23.1% of our non-real estate loans have maturity dates that expire after 2030.

Portfolio and Investment Summary

As of December 31, 2025, our portfolio of consolidated real estate investments included 1,027 operating healthcare facilities that are operated by 89 third-party operators or managers in 42 states, Washington, D.C., the U.K. and Bailiwick of Jersey (“Jersey”) and consists of the following:

●	real estate assets, subject to operating leases or third party management agreements, that include 561 SNFs, 339 ALFs, 19 ILFs, 16 specialty facilities and one CCRC;
●	real estate loans, including first lien mortgages, on 47 SNFs, 42 ALFs and two ILFs;
●	one property adjacent to one of our existing facilities that is held for sale.

In addition, we have investments in unconsolidated entities that hold 65 SNFs, 17 ALFs, one CCRC and one specialty facility. We also maintain a portfolio of non-real estate loans, as noted in the table below.

The following table summarizes our portfolio by investment and property type (dollars in thousands):

	As of December 31, 2025				Year Ended December 31, 2025
	Number of		Gross	% of			% of
	Facilities (1)		Investment (2)	Investment	Revenues		Revenues
Real estate assets
SNFs/Transitional care (3)	577		$5,732,460	48.0%	$170,985		54.6%
Senior housing (4)	359		3,900,922	32.7%	95,060		30.4%
Total real estate assets	936		9,633,382	80.7%	266,045		85.0%
Mortgage loans
SNFs/Transitional care (3)	47		617,322	5.2%	17,687		5.7%
Senior housing (4)	44		314,294	2.6%	8,825		2.8%
Total mortgage loans	91		931,616	7.8%	26,512		8.5%
Total real estate assets and mortgage loans	1,027		10,564,998	88.5%	292,557		93.5%
Other real estate loans receivable (5)	N/A		524,169	4.4%	7,533		2.4%
Investments in unconsolidated entities (6)	84	(7)	414,127	3.5%	2,801	(8)	0.9%
Assets held for sale	—	(9)	4,000	0.0%	—		0.0%
Total real estate investments	1,111		11,507,294	96.4%	302,891		96.8%
Non-real estate loans receivable	N/A		430,584	3.6%	10,143		3.2%
Total investments	1,111		$11,937,878	100.0%	$313,034		100.0%
(1)	Excludes 18 properties which are non-operating, closed and/or not currently providing patient services.
(2)	Excludes accumulated depreciation for real estate assets and $175.1 million of allowance for credit losses.
(3)	Includes SNFs and specialty facilities.
(4)	Includes ALFs, ILFs and CCRCs.
(5)	Consists of loans in which we have second or third mortgage liens or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. These facilities are excluded from our facility and bed counts.
(6)	Includes seven non-real estate unconsolidated entities with an investment of $9.6 million that are engaged in businesses that support the long-term health care industry and our operations.
(7)	Represents 100% of beds and facilities owned by unconsolidated entities. Excludes one facility related to an unconsolidated entity that has a mortgage loan with Omega, which is reflected in the Mortgage loan section above.
(8)	Represents Omega’s share of income (loss) from the unconsolidated entities.
(9)	Relates to a property adjacent to one of our existing facilities.

The tables set forth in Item 2 – Properties contain additional information regarding the geographic concentration of our facilities and investments as of December 31, 2025.

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

Competition

The healthcare industry is highly competitive and will likely become more competitive in the future. We face competition in making and pricing new investments from other public and private REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than us. In addition, a significant amount of our rental and loan interest income is generally derived from facilities in jurisdictions that require approval for development and expansion of healthcare facilities. We believe that such approvals may reduce competition for our operators and enhance the value of our properties. Our operators compete on a local and regional basis with operators of facilities that provide comparable services and, in certain cases, home and community health solutions. The basis of competition for our operators includes, among other factors, the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population and surrounding areas.

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

We have utilized, and may continue to utilize, one or more TRS to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Our TRSs generally are taxable as regular corporations, and therefore, subject to federal, foreign, state and local income taxes.

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

Government Regulation and Reimbursement

The healthcare industry is heavily regulated. Our healthcare facility operators (which include our TRS entities when we use a RIDEA structure) and managers are subject to extensive and complex federal, state and local healthcare laws and regulations in the U.S., where most of our operators are located, and in the U.K. and Canada relating to quality of care, licensure and certificate of need, resident rights (including abuse and neglect), consumer protection, government reimbursement, fraud and abuse compliance and similar laws governing the operation of healthcare facilities. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators and managers, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act in the U.S., among others. Moreover, given that certain of our arrangements are structured under RIDEA, certain healthcare fraud and abuse and data privacy laws could apply directly to us.

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

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid in the U.S. and local authority funding in the U.K. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs or other budgetary adjustments by government payors, including through potential Medicaid reforms and the push by the U.S. Centers for Medicare and Medicaid Services (“CMS”) towards Medicare Advantage programs, will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. The change in presidential administration and U.S. Congressional majorities at the federal level are increasing the political focus on entitlement program changes, thereby creating uncertainty with respect to the level of government reimbursement available and the extent of industry regulation. The July 2025 passage of the OBBBA enacted significant reforms regarding funding and operation of the Medicaid program, including an estimated $920 billion in cuts to Medicaid over the next decade, as well as additional reforms related to enactment of new home and community-based services (“HCBS”) waivers; and freezing, rather than reducing, nursing home provider taxes. The OBBBA’s restrictions on provider taxes to other types of healthcare providers may adversely impact our operators indirectly to the extent states reduce reimbursement levels generally to offset general provider tax reductions.

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

Additionally, on April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at SNFs, which would have required SNFs participating in Medicare and Medicaid to maintain certain nurse staffing and care standards. However, the rule was subject to successful legal challenges, and in September 2025, the U.S. Department of Health and Human Services (“HHS”) withdrew its appeals in these cases. Further, the OBBBA included a ten-year delay on enforcement of these minimum staffing requirements, and on December 3, 2025, CMS issued an interim final rule repealing the key provisions of the minimum staffing standards for long-term care facilities finalized in 2024.

Private Equity; Ownership Disclosures. On November 15, 2023, CMS issued a final rule that required SNFs participating in the Medicare or Medicaid programs to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs, beginning May 1, 2025. These reporting obligations were delayed by CMS three times throughout 2025 until January 1, 2026 before being suspended indefinitely by CMS in December 2025. In addition to concerns noted by CMS regarding the quality of care provided at SNFs owned by private equity firms, REITs and other investment firms, in announcing the final rule, in 2024 and 2025, several U.S. senators proposed legislation that would, if enacted, restrict certain investors, including REITs and private equity firms, from investing in healthcare facilities or impose penalties on certain landlords of or private equity investors in healthcare facilities whose operators subsequently enter into bankruptcy proceedings. On January 8, 2025, the State of Massachusetts enacted a law that requires notification for certain transactions involving SNFs and REITs and restricts new licenses to hospitals with certain facilities leased from REITs. Legislation with similar restrictions has been proposed in several other states. In addition, in January 2025, HHS and the Senate Budget Committee issued reports that found private equity investment in healthcare has had negative consequences for patients and providers. These initiatives, as well as additional calls for federal and state governmental review of the role of private equity in the U.S. healthcare industry and proposed legislation related to certain SNF financial arrangements with REITs, if enacted, could result in additional requirements or restrictions on our operators or us. The likelihood of any of these legislative measures passing at the federal level remains uncertain.

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

On April 22, 2024, CMS issued the Ensuring Access to Medicaid Services final rule, which requires that, beginning six years after the effective date of the final rule, states generally ensure that at least 80% of Medicaid HCBS payments be put toward compensation for direct care workers. The final rule also requires more transparency regarding how much states pay for HCBS and how those rates are set. It is uncertain what the ultimate impact of the final rule, as well as similar initiatives at the state level, will be on providers of Medicaid HCBS services, given uncertainty related to how HCBS providers are currently spending Medicaid dollars, how many providers fall below the required 80% threshold and how well regulators can measure and track spending by HCBS providers. In addition, it remains unclear whether similar requirements, including those establishing minimum allocations of Medicaid or other reimbursements to direct care workers, will be proposed for SNFs, ALFs and other senior care providers; any such requirements, if enacted, could have a material adverse impact on the financial condition of our operators. This uncertainty is further exacerbated by unknowns regarding how states will contend with federal funding losses due to the OBBBA’s Medicaid reimbursement cuts and how they will ultimately decide to reallocate funding to the extent that they want to offset the impact to other providers or Medicaid recipients. Despite the OBBBA’s creation of a new category of waivers that would cover individuals who do not meet the existing requirement of needing an institutional level of care to receive HCBS, such HCBS could be reduced at the state level as states face funding shortfalls, which may push seniors and individuals with disabilities into institutional nursing home settings.

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

As a part of the COVID-19 1135 waiver provisions, in 2020 CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth providers for the Medicare Part B programs provided by a SNF, which also allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services were provided by a physician from an alternate location through expiration of the public health emergency. The Consolidated Appropriations Act of 2023 extended the ability of occupational therapists, physical therapists and speech-language pathologists to continue to furnish these services via telehealth and bill as distant site practitioners through September 30, 2025, which Congress extended through January 30, 2026, via continuing resolution. In February 2026, Congress further extended these telehealth flexibilities through December 31, 2027, with passage of the Consolidated Appropriations Act of 2026.

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

Investigation and enforcement action brought by a federal or state governmental body for violation of fraud and abuse laws, including the substantial costs that may be associated with defending such enforcement action or the imposition of penalties upon one of our operators, could jeopardize that operator’s financial condition, business, reputation and ability to operate, which could have a material adverse effect on such operator’s ability meet its obligations to us. In addition, where we have used a RIDEA structure, we could potentially be directly subject to these healthcare fraud and abuse laws, as well as potential investigation or enforcement.

Privacy and Security. There are various U.S. federal and state privacy laws and regulations, including the privacy and security rules contained in the federal Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”), that regulate the privacy and security of personal health information. Various states have similar laws and regulations that govern the maintenance and safeguarding of patient records, charts and other information generated in connection with the provision of healthcare services, and certain U.S. state consumer privacy laws could also apply in certain circumstances, such as where HIPAA does not apply or the law does not expressly exempt HIPAA regulated entities in all instances from its application. An increasing focus of the U. S. Federal Trade Commission’s (“FTC”) consumer protection regulation is the impact of technological change on protection of consumer privacy. The FTC, as well as state attorneys general, have taken enforcement action against companies that do not abide by their representations to consumers regarding electronic security and privacy.

To the extent we or our operators or managers are found in violation of HIPAA, where applicable, or any other privacy law or regulation, we or they may face significant monetary penalties, civil liability and even criminal liability in extreme situations, as well as adverse publicity and reputational damage. In addition, a breach of unsecured protected health information or a data breach covered by state breach notification laws could cause reputational and financial harm to us or our operator’s or manager’s business.

Licensing and Certification. Our operators, managers and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. In addition, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion or closure of certain healthcare facilities, which has the potential to impact some of our operators’ abilities to expand or change their businesses.

Other Laws and Regulations. Additional federal, state and local laws and regulations affect how our operators conduct their operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operators’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety); the Americans with Disabilities Act, which imposes certain requirements to make facilities accessible to persons with disabilities, the costs for which we may be directly or indirectly responsible; the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”), which amended requirements for staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others; staffing; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and health standards, including those set by the federal Occupational Safety and Health Administration (in the U.S.). Our operators may continue to face additional federal and state regulatory requirements related to the operation of their facilities. These requirements may continue to evolve and develop over lengthy periods of time.

General and Professional Liability. Tenants under triple-net leases are required to provide primary property, business interruption and liability insurance. We maintain separate general and professional liability insurance for our operating companies owned through RIDEA structures, but the costs of such insurance are treated as facility expenses and paid from the revenues of the applicable property.

Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long-term care providers, there have been numerous lawsuits in recent years challenging the validity of arbitration agreements in long-term care settings. CMS rules permit pre-dispute arbitration agreements offered to residents at the time of admission provided that certain requirements are met, including that providers may not require residents to sign binding arbitration agreements as a condition for receiving care and that the agreements must specifically grant residents the explicit right to rescind the agreement within thirty calendar days of signing. An adverse resolution of any legal proceeding or investigation against any of our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our operators’ reputation, business, results of operations and cash flows.

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

While the U.K. has transitioned to a post-pandemic position with lessened regulation across the U.K as a whole, the care sector remains subject to specific guidance and requirements issued by the CQC and the U.K. government’s Department for Health and Social Care as a result of the pandemic, including in relation to infection control measures, the use of personal protective equipment and testing. As a result, our U.K.-based operators still face significantly increased regulatory burdens under which they must deliver services and continue to experience significant impacts on their operations and financial condition, which has been somewhat offset by the level of stimulus provided.

Additionally, our U.K. operators are subject, as data controllers, to laws governing their use of personal data, including in relation to their employees, clients and recipients of their services. These laws currently take the form of the U.K.’s Data Protection Act 2018 and the U.K. General Data Protection Regulation, as amended by the Data (Use and Access) Act 2025 (collectively “U.K. Data Laws”). The U.K. Data Laws impose a significant number of obligations on data controllers with the potential for fines of up to 4% of annual worldwide turnover or £17.5 million, whichever is greater.

Canada Regulations. Senior living residences in Canada are provincially regulated, with our current investments located in the Province of Ontario. Within each province, there are different categories for senior living residences that are generally based on the level of care sought and/or required by a resident. The governing legislation and regulations vary by province, but the general object of the laws is to set licensing requirements and minimum standards for senior living residences and regulate operations. These laws empower regulators in each province to take a variety of steps to ensure compliance, conduct inspections, issue reports and generally regulate the industry. Industry funding programs supported by the government may be discontinued or subject to conditions requiring repayment if certain conditions are not met. Additionally, Canadian operators will be subject to applicable privacy laws governing the collection, use and disclosure of personal information and in particular personal health information which also vary by province. Non-compliance with applicable laws and licensure requirements could result in adverse consequences, including severe penalties, which may include criminal sanctions and fines, civil monetary penalties and fines, administrative and other sanctions.

Corporate Sustainability Program

We prioritize corporate responsibility initiatives that matter most to our business and shareholders. Our Nominating and Corporate Governance Committee of our Board of Directors (“Board”) has been charged with primary oversight of these efforts. The Company has established a steering committee, with senior representation from all divisions of the Company, that is responsible for the Company’s corporate sustainability programs, including environmental, governance and social responsibility programs. The Nominating and Corporate Governance Committee exercises oversight of this steering committee.

As substantially all of our owned facilities are subject to triple-net leases, our third-party operators maintain operational control and responsibility for our real estate on a day-to-day basis. While our ability to mandate environmental changes to their operations is limited, our tenants are contractually bound to preserve and maintain our properties in good working order and condition. In connection with this, they are required to meet or exceed annual expenditure thresholds on capital improvements and enhancements of our properties, which in some cases may facilitate improvements in the environmental performance of our properties and reduces energy usage, water usage, and direct and indirect greenhouse gas emissions. Beginning in 2021, we have also implemented a capital expenditure sustainability initiative to encourage operators to invest in financially beneficial and environmentally enhancing investment projects. The goal is to incentivize operators to invest in sustainable capital projects that provide a favorable return on investment while reducing the environmental footprint of these operations. Our due diligence on real estate acquisitions generally includes environmental assessments as part of our analysis to understand the environmental condition of the property, and to determine whether the property meets certain environmental standards. Similarly, during the due diligence process, we seek to evaluate the risk of physical, natural disaster or extreme weather patterns on the properties we are looking to acquire and to assess their compliance with building codes, which at times results in remediations that incorporate sustainable improvements into our properties.

We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. See also “Human Capital Management” immediately below.

Additional information regarding our corporate sustainability programs and initiatives is available in the Corporate Sustainability section of our website at www.omegahealthcare.com. Information on our website, including our Corporate Sustainability Report or sections thereof, is not incorporated by reference into this Form 10-K.

Human Capital Management

Our success is based on the focused passion and dedication of our people. We believe our employees’ commitment to Omega provides better service to our tenants and stakeholders, supports an inclusive and collegial working environment and generates long-term value for our shareholders and the communities which we serve. As of February 1, 2026, we had 69 employees including the executive officers listed below, none of whom is subject to a collective bargaining agreement. Due to the size and nature of our business, our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. As such, the ability to attract, develop and retain qualified personnel will continue to be important to the Company’s long-term success.

We have a long-standing commitment to being an equal opportunity employer. The Company has expanded its recruitment practices to reach more diverse candidates for employment and Board positions and has developed an internship program that supports our local community, including underrepresented and underserved communities, and developing a talent pipeline for Omega. The Company requires employees and Board members to certify its Code of Business Conduct & Ethics periodically, and from time to time, conducts compliance training for all employees and Directors. As of February 1, 2026, at the executive level, one of the Company’s five executive officers is a woman and brings ethnic diversity to the team and one other of the Company’s five executive officers also brings ethnic diversity to the team. As of February 1, 2026, on the senior management team, 29% are women and 29% bring ethnic diversity to the team. We regularly conduct pay equity reviews as we seek for women and men, on average, at various roles and levels of the Company, to be paid equitably for their roles and contributions to our success.

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

Information about our Executive Officers

Biographical information regarding our executive officers and their ages as of February 1, 2026 are set forth below:

C. Taylor Pickett (64) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett has also been a member of the board of trustees of COPT Defense Properties, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Matthew Gourmand (50) is our President and has served in this capacity since January 2025. Mr. Gourmand previously served as Senior Vice President of Corporate Strategy & Investor Relations since October 2017. Prior to this, Mr. Gourmand spent ten years as an equity portfolio manager at Millennium Partners and Stevens Capital Management. Mr. Gourmand spent three years as an equity research analyst at UBS and six years in the audit department of Deloitte where he qualified as a Chartered Accountant and a Certified Public Accountant. Mr. Gourmand also holds the Chartered Financial Analyst designation.

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

Robert O. Stephenson (62) is our Chief Financial Officer and has served in this capacity since August 2001. Mr. Stephenson has also been a member of the board of directors for Plymouth Industrial REIT, a REIT focusing on single and multi-tenant industrial properties, since March 2025. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Gail D. Makode (50) is our Chief Legal Officer, General Counsel and has served in this capacity since September 2019. Previously, she served as Senior Vice President, General Counsel and Corporate Secretary of IES Holdings, Inc., from October 2012 to September 2019. Prior to IES, she served in various legal capacities at MBIA Inc., including as General Counsel and member of the board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc., from 2006 to 2012. Earlier in her career, she served as Vice President and Counsel for Deutsche Bank AG, and as an associate at Cleary, Gottlieb, Steen, & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

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

Risks Related to the Operators of Our Facilities

Our financial position could be weakened and our ability to make distributions and fulfill our obligations with respect to our indebtedness could be limited if our operators (which reference, throughout this section, includes our TRS entities when we use a RIDEA structure and our managers, unless otherwise noted), or a portion thereof, become unable to meet their obligations to us or fail to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we become unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. We have no operational control over our operators and limited contractual rights against our managers.

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

Mortgages and Secured Loans. A bankruptcy filing by an operator to which we have made a loan secured by a mortgage or other collateral would typically prevent us from collecting unpaid pre-bankruptcy mortgage payments and foreclosing on our collateral, absent approval of the bankruptcy court. As an initial matter, we could ask the bankruptcy court to order the operator to make periodic payments or provide other financial assurances on secured loans to us during the bankruptcy case (known as “adequate protection”), but the ultimate decision regarding “adequate protection” (including the timing and amount of any “adequate protection” payments) rests with the bankruptcy court. In addition, we would need bankruptcy court approval before commencing or continuing any foreclosure action against the operator’s collateral (including a facility). The bankruptcy court could withhold such approval, especially if the operator can demonstrate that the facility or other collateral is necessary for an effective reorganization and that we have a sufficient “equity cushion” in the facility or that we are otherwise protected from any diminution in value of the collateral. If the bankruptcy court does not either grant us “adequate protection” or permit us to foreclose on our collateral, we may not receive any loan payments until after the bankruptcy court confirms a plan of reorganization for the operator. In addition, in any bankruptcy case of an operator to which we have made a loan, the operator may seek bankruptcy court approval to pay us (i) over a longer period of time than the terms of our loan, (ii) at a different interest rate, and/or (iii) for only the value of the collateral, instead of the full amount of the loan. Finally, even if the bankruptcy court permits us to foreclose on the facility, we would still be subject to the losses, costs and other risks associated with a foreclosure sale, including possible successor liability under government programs, indemnification obligations and suspension or delay of third-party payments. Should such events occur, our income and cash flow from operations would be adversely affected.

Unsecured Loans. In the event of the bankruptcy of a borrower on an unsecured loan made by us, we may not be able to recover against all or any of the assets of the borrower. In addition, certain unsecured loans may be subordinate to other debt of a borrower, and in the event of the bankruptcy of a borrower, our loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Further, the presence of intercreditor arrangements may limit our ability to amend or assign loan documents, accept prepayments, exercise remedies and control decisions made in borrower bankruptcy proceedings.

Personal Guarantees and Loans. While we sometimes have third-party guarantees of an operator’s lease or loan obligations, and while from time to time we may make loans to individual obligors, such guarantees or loans can be expensive to enforce and have their own risks of collection against the guarantors or obligors or the estates or successors of such obligors.

Failure by operators to comply with government regulations may adversely impact their ability to make debt or lease payments or meet their obligations to us.

Our operators are subject to numerous national, state and local laws and regulations in the U.S., U.K. or Canada, including those described in Item 1 – Business – Government Regulation and Reimbursement. These include, without limitation, those relating to reimbursement (including U.S. Medicare and Medicaid reimbursement programs), quality of care, licensing and certification, fraud and abuse, and privacy and security. We cannot predict the effect that the costs of complying with these laws may have on our operators’ revenues, and thus their ability to meet their obligations to us. In addition, requirements applicable to our operators are subject to frequent and substantial changes (sometimes retroactive) resulting from new legislation, rules and regulations, changes in presidential administrations, and administrative and judicial legal interpretations, and any changes in the regulatory framework could have a material adverse effect on our operators and obligors. The ultimate timing or effect of these changes cannot be predicted, and they may have a dramatic effect on our operators’ costs of doing business and on the level of government and third-party payor reimbursements. The failure of an operator to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. If we fail to effectively implement new requirements or appropriately adjust our operational and strategic initiatives with respect to such implementation, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced, modified or delayed, including through reductions to the Medicare and Medicaid programs for U.S. operators.

Changes in the reimbursement rate or methods of payment from governmental and other third-party payors, including the Medicare and Medicaid programs for U.S. operators, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Reimbursement from governmental and other third-party payors could be reduced or delayed as part of spending cuts and tax reform and governmental efficiency initiatives that impact Medicare, Medicaid or Medicare Advantage Plans, or as part of retroactive adjustments during claims settlement processes or as a result of post-payment audits. The July 2025 passage of the OBBBA enacted significant reforms regarding funding and operation of the Medicaid program, including an estimated $920 billion in cuts to Medicaid over the next decade, reforms related to enactment of new home and community-based services waivers, and freezing nursing home provider taxes. The OBBBA’s cuts to Medicaid and restrictions on provider taxes to other types of healthcare providers may adversely impact our operators indirectly to the extent states reduce reimbursement levels generally to offset reductions, including general provider tax reductions. Further, alternative payment models, as well as other regulatory initiatives, have the potential to affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, setting reimbursement caps, implementing value-based purchasing and payment bundling, and studying the appropriateness of restrictions on payments for healthcare acquired conditions. Any of these changes may be more pronounced following governmental leadership changes, particularly following a change in presidential administrations. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures or freeze Medicaid rates, to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care, and to make changes to private healthcare insurance. Several commercial payors have expressed an intent to pursue certain value-based purchasing models and initiatives. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions or delays in Medicaid reimbursement to our SNF operators and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us. If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us. Significant limits on the scope of services reimbursed and on reimbursement rates, as well as changes in reimbursement policies, payment methodologies or delayed reimbursements for services provided by our operators, could have a material adverse effect on our operators’ results of operations and financial condition, which could cause the revenues of our operators to decline and negatively impact their ability to meet their obligations to us.

We may be unable to find a replacement operator for one or more of our leased properties.

From time to time, we need to find a replacement operator for one or more of our leased properties for a variety of reasons, including upon the expiration of the lease term or the occurrence of an operator default. In identifying replacement operators, we sometimes experience and may in the future experience a decrease or cessation of rental payments on the applicable property or properties. We cannot assure you that any of our current or future operators will elect to renew their respective leases with us upon expiration of the terms thereof. Similarly, we cannot assure you that we will be able to locate a suitable replacement operator or, if we are successful in locating a replacement operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. Our ability to locate a suitable replacement operator may be significantly delayed or limited by various state licensing, receivership, certificate of need or other laws, as well as by Medicare and Medicaid change-of-ownership rules. We also may incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could materially delay or impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for default.

Our operators may be subject to significant legal actions that could result in their increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us; and we may become party to such legal actions.

Our operators may be subject to claims for damages relating to the services that they provide. While we are unable to predict the scope of future regulations and legislation, we believe that long-term care providers will continue to be the focus of governmental investigations, particularly in the area of Medicare/Medicaid false claims and compliance with infection control and quality standards. We can give no assurance that the insurance coverage maintained by our operators will cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional and general liability claims and/or litigation may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

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

In addition, we may in some circumstances be named as a defendant in litigation involving the services provided by our operators. In the past, we and several of our wholly-owned subsidiaries have been named as defendants in professional liability and general liability claims related to our owned and operated facilities, and we could be named as defendants in similar suits in the future. In these suits, patients of our operators have alleged significant damages, including punitive damages, against the defendants. Although we generally have no involvement in the services provided by our operators, and our standard lease and loan agreements generally require our operators to indemnify us and carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover the judgment. Furthermore, with respect to our properties that are operated in RIDEA structures, we generally directly bear the costs of any such increases in litigation, monitoring, reporting and insurance due to our direct exposure to the cash flows of such properties. We are responsible for these claims, litigation and liabilities, with limited indemnification rights against our operators, which are typically based on the gross negligence or willful misconduct by the manager.

Increased competition as well as increased operating costs, including due to macroeconomic trends, result in lower revenues for some of our operators and may affect the ability of our operators to meet their obligations to us.

The long-term healthcare industry is highly competitive, and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Our operators compete on several different levels including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas. Our operators may encounter increased competition in the future, including due to changing technologies, political and regulatory conditions, and cultural trends, that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments and meet their obligations to us.

Many of our operators’ and managers’ other operating and administrative costs, including labor and utility costs, have been and may continue to be adversely affected by macroeconomic trends, including inflation, unemployment, immigration restrictions, rising interest rates, supply chain disruptions, geopolitical conflicts, the global tariff environment and other events impacting the macroeconomic environment. If any of these adverse macroeconomic trends continue or recur in the future, our operators and borrowers’ operating expenses may exceed increases in their reimbursements or other revenue sources, which may adversely affect their ability to pay rent or other obligations owed to us.

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

We consider and, when appropriate, invest in various development and redevelopment projects. In deciding whether to make an investment in a particular project, we make certain assumptions regarding the expected future performance of the property, which assumptions are subject to risks, including, among others, that:

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

We are exposed to operational risks with respect to our properties managed in RIDEA structures that could have a material adverse effect on our business, results of operations and financial condition.

During the fourth quarter of 2025, we began utilizing a RIDEA structure, under which, a REIT may lease a qualified healthcare property on an arm’s-length basis to a TRS if the property is managed and operated on behalf of such TRS by a person or entity who qualifies as an “eligible independent contractor.” Under this structure, the manager receives a management fee from our TRS for managing and operating the property as an independent third party. We may in the future acquire or transition other properties to a RIDEA structure.

As the owner of a property under a RIDEA structure, we are responsible for, and our financial performance is impacted by, operational and legal risks and liabilities of the property. Although we have some general oversight approval rights and the right to review operational and financial reporting information with respect to a typical RIDEA structure, our managers ultimately control the day-to-day business of the property. We rely on the personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment of our managers to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our managed properties in compliance with the terms of our management agreements and all applicable laws and regulations.

The income we generate from RIDEA structures is subject to a number of operational risks including but not limited to fluctuations in occupancy levels and resident fee levels, competitive pressures and market dynamics, impacts from quality of care, private pay collectibility, insurance reimbursement rate changes, increases in the cost of food, materials, energy, labor or other services, macroeconomic conditions, the imposition of new or increased taxes and regulation, capital expenditure requirements, professional and general liability claims and the availability and cost of professional and general liability insurance. In addition, as our operating companies are required to hold healthcare licenses and in some cases may enroll in a government healthcare program (e.g., Medicare or Medicaid), we may experience penalties for failure to comply with applicable healthcare laws, including loss or suspension of licenses and certificates of need, certification or accreditation, exclusion from government healthcare programs, administrative sanctions and civil monetary penalties. If our managers fail to effectively conduct operations on our behalf, or to maintain and improve our properties, it could adversely affect our business reputation as the owner of the properties, as well as the business reputation of our managers and their ability to attract and retain patients and residents in our properties, which could have a material adverse effect on our and our managers’ business, results of operations, and financial condition.

Risks Related to Us and Our Operations

Severe respiratory disease seasons, epidemics, pandemics or other widespread illnesses could adversely affect our properties and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our business and operations were significantly impacted by the COVID-19 pandemic and are exposed to continuing risks from severe respiratory disease seasons or the occurrence of other epidemics, pandemics or other widespread illnesses. As we experienced during the COVID-19 pandemic, a future respiratory disease or other epidemic or pandemic could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents, as well as cause a reduction in occupancy, each of which could adversely affect our operators’ revenues and their ability to meet their obligations to us, which could have a material adverse effect on our financial results.

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

Our ability to pay dividends may be adversely affected upon the occurrence of any of the risks described herein. Our payment of dividends is subject to compliance with restrictions contained in our credit agreements, the indentures governing our senior notes and any preferred stock that our Board may from time to time authorize. All dividends will be paid at the discretion of our Board and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include, a return of capital.

We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments.

As a REIT under the Code, we are required to, among other things, distribute at least 90% of our REIT taxable income each year to our stockholders. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needed to make investments and to satisfy or refinance maturing commitments. As a result, we rely on external sources of capital, including debt and equity financing. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect our debt ratings and, in extreme circumstances, affect our ability to continue operations. We may not be in a position to take advantage of future investment opportunities if we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

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

As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors, some of which we cannot control, that may change from time to time including:

●	the extent of investor interest;

●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	our financial performance and that of our operators;
●	actual results differing from the assumptions on which we base our guidance;
●	concentrations in our investment portfolio by operator, facility type and jurisdiction, as well as our exposure to RIDEA transactions;
●	concerns about our operators’ financial condition due to uncertainty regarding reimbursement from governmental and other third-party payor programs;
●	our credit ratings and analyst reports on us and the REIT industry in general, including recommendations, and our ability to meet our guidance estimates or analysts’ estimates;
●	general economic, global and market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions, or the impacts of a future pandemic or global conflicts on our operators;
●	our failure to maintain or increase our dividend, which is dependent, to a large part, on the increase in funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and
●	other factors such as governmental regulatory action and changes in REIT tax laws, as well as changes in litigation and regulatory proceedings.

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

We may from time to time seek to manage our exposure to interest rate and foreign currency exchange volatility with hedging arrangements, which involve additional risks, including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate or currency exchange rate changes, that the amount of income we earn from hedging transactions may be limited by U.S. federal tax provisions governing REITs, and that these arrangements may reduce the benefits to us if interest rates or foreign exchange rates decline. Developing and implementing a strategy to hedge these risks is complex and no strategy can completely insulate us from risks associated with fluctuations in these rates, and there can be no assurance that our hedging activities will be effective. Failure to hedge effectively against interest rate or foreign exchange risk, if we choose to engage in such activities, could adversely affect our business, financial condition and results of operations.

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

We have a material amount of indebtedness, and we may increase our indebtedness in the future. Our level and type of indebtedness could have important consequences for our stockholders. For example, it could:

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

Our real estate investments are relatively illiquid, and we may not be able to acquire or dispose of properties or otherwise redeploy capital when desired or on favorable terms.

Real estate investments are relatively illiquid and generally cannot be sold quickly. The real estate market is affected by many factors which are beyond our control, including general economic conditions, availability of financing, competition, interest rates and supply and demand. Additional factors that are specific to our industry also tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. For example, all of our properties are “special purpose” properties that cannot be readily converted into general residential, retail or office use. In addition, transfers of operations of nursing homes and other healthcare-related facilities are subject to extensive regulatory approvals. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property, or that we will have funds available to make necessary repairs and improvements to a property held for sale. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income. In addition, we may not be able to redeploy the proceeds from asset dispositions or loan repayments on equally favorable terms or in an expeditious time frame. This may impact our results of operations and our ability to meet earnings guidance.

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

Although Congress has not enacted comprehensive federal legislation to address climate change, numerous states and municipalities, as well as the U.K., have adopted laws and policies on climate change and emission reduction targets. Changes in legislation and regulation within the U.S. and U.K. based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income. There can be no assurance that climate change and severe weather will not have a material adverse effect on our properties, operations or business.

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

We have investments in the U.K. and Jersey and have committed to make investments in Canada. We may from time to time seek to acquire other properties in such jurisdictions or otherwise outside the U.S. International development, investment, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the income tests that we must satisfy annually in order to qualify and maintain our status as a REIT; fluctuations in the exchange rates between USD, the British Pound Sterling (“GBP”) and the Canadian dollar, or other foreign currencies in which we may transact in the future, which we may be unable to protect against through hedging; changes in foreign political, regulatory, and economic conditions, including increases in energy prices, such as those experienced in the U.K. resulting in part from the conflict in Ukraine and sanctions imposed on Russia; challenges in managing international operations and enforcing obligations in other countries; challenges of complying with a variety of foreign laws and regulations, including those relating to real estate, healthcare operations, environmental, climate impacts, taxes, employment and legal proceedings, and the level of sanctions for noncompliance under foreign laws; financial risks to our operators, including differences in expenses and government reimbursement practices, as well as funding challenges in the public sector; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

Our assets are concentrated in the long-term care industry and face geographic and operator concentration risk.

Our assets are generally not diversified by industry and face risks associated with the long-term care industry. In addition, at December 31, 2025, one operator represented greater than 10% of our investments, and the three geographic locations in which we had our highest concentration of investments were the U.K. (17.7%), Texas (8.5%) and Indiana (6.0%). As a result, we are subject to increased exposure to adverse conditions affecting these operators and regions, with regional risks including unfavorable Medicaid reimbursements rates for SNFs, downturns in the local economies, local real estate conditions, staffing challenges, increased competition or decreased demand for our facilities, regional climate events, and unfavorable legislative or regulatory developments, which could adversely affect our business and results of operations.

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

As of December 31, 2025, we have ownership interests in one consolidated joint venture and a number of  unconsolidated joint ventures, and we manage other equity investments. These joint ventures and investments involve additional risks, including the following:

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

The use of, or inability to use, artificial intelligence by us, our operators, managers, vendors and our investors presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our operators, managers and vendors or may adversely impact the requirements and demand for properties.

We may use generative artificial intelligence and/or machine learning (collectively, “AI”) tools in our operations. If our peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged. However, while AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement or misappropriation of intellectual property, and risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies or biases in the data used for AI training, or in the content, analyses or recommendations generated by AI applications. The results of such errors or inadequacies may adversely affect our business, financial condition and results of operations. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights. Cybersecurity threat actors may utilize AI tools to automate and enhance cybersecurity attacks against us. We utilize software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect, contain and mitigate, which may pose significant risks to our data security and systems. Such cybersecurity attacks, if successful, could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm. The integration of AI tools in the healthcare industry may present significant opportunities and risks for our operators and managers, similar to those risks described above.

Our vendors may use AI tools in their products or services without our knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit our or our vendors’ ability to uphold an appropriate level of service and data privacy. If we, our vendors, or other third parties with which we conduct business experience an actual or perceived breach of privacy or security incident due to the use of AI, we may be adversely impacted, lose valuable intellectual property or confidential information and incur harm to our reputation and the public perception of the effectiveness of our security measures. In addition, investors, analysts and other market participants may use AI tools to process, summarize or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations.

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

Rents we receive from a TRS in a RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as each term is defined in the Code. If either of these requirements is not satisfied, then the rents we receive from the TRS will not be qualifying rents and we may not satisfy the REIT gross income requirements.

If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to make payments of principal and interest on the debt securities we issue and to make distributions to stockholders. If we fail to qualify as a REIT:

●	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;
●	we will be subject to corporate-level income tax on our taxable income at regular corporate rates;
●	we will be subject to increased state and local income taxes; and
●	unless we are entitled to relief under relevant statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which we fail to qualify as a REIT.

As a result of all these factors, our failure to qualify as a REIT could also impair our ability to expand our business and raise capital and could materially adversely affect the value of our common stock.

There is a risk of changes in the tax law applicable to REITs.

The Internal Revenue Service, the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, administrative interpretations or court rulings will be adopted. Several recent federal and state governmental initiatives have increased scrutiny on the role of private equity and REITs in the U.S. healthcare industry and proposed legislation related to certain SNF financial arrangements with REITs. While the likelihood of such measures being enacted remains uncertain, they could, if enacted, result in additional requirements or restrictions on our operators or us. New legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding our qualification as a REIT, the federal income tax consequences of that qualification or otherwise prospectively or retroactively modify our tax treatment in a manner that is materially adverse to us, our properties or our stockholders. Accordingly, we cannot assure you that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

.

Risks Related to Our Stock and Capital Structure

Our issuance of additional capital stock, warrants, OP units or debt securities, whether or not convertible, may reduce the market price for our outstanding securities, including our common stock, and dilute the ownership interests of existing stockholders, and we may issue securities with greater dividend, liquidation and other rights than our common stock.

We cannot predict the effect, if any, that future sales or issuance of our capital stock, warrants, OP units or debt securities, or the availability of our securities for future sale, will have on the market price of our securities, including our common stock. Sales or issuances of substantial amounts of our common stock or preferred shares, warrants, OP units or debt securities convertible into or exercisable or exchangeable for common stock in the public market, or the perception that such sales or issuance might occur, could negatively impact the market price of our stock and the terms upon which we may obtain additional equity financing in the future. Our Board has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock.

Any debt securities, preferred shares, warrants, OP units or other rights to acquire shares or convertible or exchangeable securities that we issue in the future may have some rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating distributions or dividend payments that could limit our ability pay dividends or other distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or issuances. Thus, our stockholders bear the risk that our future offerings or issuances could reduce the per share trading price of our common stock and dilute their interest in us.

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

We rely on information technology networks and systems, including the Internet and services that may incorporate AI technologies, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information and tenant and lease data. In addition, we may, from time to time, make investments in unconsolidated entities that offer technology services, some of which may rely on AI technologies, to operators, which may involve storage of customer or resident data. We purchase some of our information technology from vendors, on whom our systems depend. We generally rely on third-party systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. It is possible that our safety and security measures or other controls will not be able to prevent the systems’ improper functioning, the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks, or other security or integrity challenges, including as a result of the increased use of AI, which may also heighten our information technology security risks by making cyberattacks more sophisticated and difficult to detect, contain and mitigate. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems, and the privacy of the data we store, or failure to comply with related regulations, could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations. The regulatory environment related to cyber and information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business or to which we may become subject, including HIPAA and HITECH, as well as certain U.S. state laws and U.K. and E.U. data protection legislation, such as the General Data Protection Regulation, or the GDPR, and the U.K.’s Data Protection Act, which impose significant data protection requirements and penalties for noncompliance. Compliance with any of these requirements may result in additional costs and could impact our ability to conduct business in new jurisdictions.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and stock price.

We are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes, and internal control over financial reporting may not prevent or detect misstatements due to inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls or to implement required new or improved controls, our business, results of operations and financial condition could be materially adversely harmed, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price. In addition, we may be adversely impacted by new accounting pronouncements which change our accounting practices or otherwise alter how we report our financial results, or which require that we change our internal control and operating procedures, which we may be unable to do in a timely manner.

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

Our Board and management exercise oversight over the Company’s cybersecurity program, which represents an important component of the Company’s overall approach to enterprise risk management.

Governance

Omega’s Vice President of Information Technology (“VP of IT”) manages a team responsible for leading enterprise-wide strategy, policy, standards, architecture, processes and risk assessment related to information security and data protection, including data privacy and network security (our “Cybersecurity Program”) and chairs a management-level AI Committee, responsible for AI governance, including technology, legal and financial risks associated with AI initiatives, within the Company. The VP of IT has served in various roles in information technology and information security for over 30 years and, along with other members of our IT department, holds relevant and applicable certifications. The VP of IT reports directly to the Company’s Chief Financial Officer and provides periodic reporting on our Cybersecurity Program to our senior management team, our Board and the Audit Committee of our Board.

Our Board, in coordination with our Audit Committee, oversees our management of cybersecurity risk, with the Audit Committee reviewing and discussing with management matters related to our Cybersecurity Program as related to financial reporting on at least a quarterly basis. The Board and Audit Committee receive periodic reports about the prevention, detection, mitigation and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Additionally, risks associated with the Cybersecurity Program and AI initiatives are integrated into the Company’s enterprise risk management assessment and reported to our Board at least twice per year. We also share the key results of third-party assessments with our Board and Audit Committee.

Risk Management and Strategy

Technical Safeguards

As part of our Cybersecurity Program, the Company deploys technical safeguards that are designed to protect our information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Risk Assessment

Our Cybersecurity Program also includes a regular risk assessment which is generally based on frameworks established by the National Institute of Standards and Technology (“NIST”), the results of which are reported to our Audit Committee.

Third-Party Risk Management

We also maintain policies and procedures designed to identify and mitigate cybersecurity risks related to our use of material third-party vendors. This includes reviewing the internal controls of certain third-party service providers to assess their procedures to mitigate material security risks.

Incident Response and Recovery Planning

We maintain an Information Security Incident Response Plan (the “Response Plan”) governing detection, mitigation and remediation of cybersecurity incidents and threats. The Response Plan includes controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management in a timely manner, with appropriate involvement by our Board. We regularly test the effectiveness of the Response Plan.

External Assessments

We obtain periodic assessments by third party experts to assess our vulnerability management and security controls and to assist us in identifying and mitigating security risks. These assessments include annual penetration testing and comprehensive independent cybersecurity assessments conducted every other year, which are generally based on the NIST cybersecurity frameworks and may also incorporate other established cybersecurity best practices and standards.

Education and Awareness

We provide cybersecurity training for all directors, officers and employees and periodic additional training for senior management through our cyber insurance carrier.

As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected the Company, including our business strategy, results of operations or financial condition. For information regarding cybersecurity risks that may materially affect our Company, see the risk factor titled “We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology, including related to artificial intelligence, could harm our business. Privacy and security laws and regulations may also increase costs for our business.” under “Risk Factors” in Part I, Item 1A to this Annual Report on Form 10-K.

Item 2 – Properties

At December 31, 2025, our consolidated owned real estate assets include SNFs and ALFs and to a lesser extent ILFs, specialty facilities and CCRCs. Our facilities are located in 42 states, Washington, D.C., the U.K. and Jersey.

The following tables present the geographic concentration by property type and by investment for our consolidated real estate assets held for investment as of December 31, 2025 (dollars in thousands):

	Number of Facilities
				Specialty Facilities
Location	SNFs	ALFs	ILFs	and Other	Total Facilities	% of Total
United Kingdom	—	263	—	—	263	28.1%
Texas	80	4	4	4	92	9.8%
Indiana	55	5	6	3	69	7.4%
California	48	3	—	1	52	5.6%
Florida	42	2	1	—	45	4.8%
North Carolina	44	1	—	—	45	4.8%
Virginia	22	2	—	—	24	2.6%
Pennsylvania	24	4	4	—	32	3.4%
Ohio	23	3	—	3	29	3.1%
New York	—	1	—	—	1	0.1%
Remaining Locations (33 States)	223	51	4	6	284	30.3%
Total	561	339	19	17	936	100.0%
% of Total	59.9%	36.3%	2.0%	1.8%	100.0%

	Gross Investment
				Specialty Facilities
Location	SNFs	ALFs	ILFs	and Other	Total	% of Total
United Kingdom	$—	$1,719,740	$—	$—	$1,719,740	17.9%
Texas	667,969	32,349	142,792	60,500	903,610	9.4%
Indiana	519,155	32,211	29,472	48,989	629,827	6.5%
California	507,462	33,806	—	42,146	583,414	6.1%
Florida	360,079	31,735	81,606	—	473,420	4.9%
North Carolina	396,776	12,692	—	1,024	410,492	4.3%
Virginia	355,400	34,053	—	—	389,453	4.0%
Pennsylvania	279,046	69,776	15,444	—	364,266	3.8%
Ohio	270,866	37,359	—	49,430	357,655	3.7%
New York	—	329,586	—	—	329,586	3.4%
Remaining Locations (33 States)	2,106,609	1,169,493	63,112	132,705	3,471,919	36.0%
Total	$5,463,362	$3,502,800	$332,426	$334,794	$9,633,382	100.0%
% of Total	56.6%	36.4%	3.5%	3.5%	100.0%

Item 3 – Legal Proceedings

See Note 20 – Commitments and Contingencies – Litigation to the Consolidated Financial Statements, which is hereby incorporated by reference in response to this item.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Omega Healthcare Investors, Inc. (together with its consolidated subsidiaries, collectively, “Omega” or the “Company”) common stock are traded on the New York Stock Exchange (NYSE: OHI). As of February 3, 2026, there were 295,570 thousand shares of our common stock outstanding, held by approximately 2,371 registered holders.

Dividends and Distributions

To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made subject to approval of our Board of Directors (“Board”) and will depend on our earnings, our financial condition and such other factors as our Board deem relevant.

Performance Graph

The graph and table below compare the cumulative total return of Omega, the FTSE NAREIT Equity Health Care Index (Ticker: FN11-FTX), the MSCI US REIT Index (Ticker: RMZ) and the S&P 500 Index from January 1, 2021 to December 31, 2025. We have included the FTSE NAREIT Equity Health Care Index and the MSCI US REIT Index because we believe that they are representative of the industry in which we compete and are relevant to an assessment of our performance. Total cumulative return is based on a $100 investment in Omega common stock and in each of the indices at the close of trading on December 31, 2020 and assumes quarterly reinvestment of dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Omega Healthcare Investors, Inc.	$100.00	$87.98	$91.16	$109.32	$146.13	$183.40
FTSE NAREIT Equity Health Care Index	$100.00	$116.32	$90.52	$103.13	$128.07	$164.51
MSCI US REIT Index	$100.00	$143.06	$108.00	$122.83	$133.58	$137.52
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16

Issuer Purchases of Equity Securities

On January 27, 2022, the Board authorized the repurchase of up to $500 million of the Company’s outstanding common stock from time to time, which authorization expired in March 2025. Omega did not repurchase any shares of its outstanding common stock during 2025.

Unregistered Sales of Equity Securities

From time to time, Omega issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for units of partnership interest in OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). During the quarter ended December 31, 2025, Omega did not issue any shares of Omega common stock in exchange for an equivalent number of Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	2025 and Recent Highlights
●	Results from Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Supplemental Guarantor Information
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, Omega OP. As of December 31, 2025, Parent owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 5% of the outstanding Omega OP Units.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”), the United Kingdom (“U.K.”) and Canada. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”) (including care homes in the U.K.), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and continuing care retirement community (“CCRCs”). Our core portfolio consists of our long-term leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). Real estate loans consist of mortgage loans and other real estate loans that are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. Additionally, during the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”), whereby we own and operate healthcare facilities through third-party managers (collectively, our “managers”). In addition to our core investments, we make loans to operators and/or their principals. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as non-real estate loans. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators, which may include ancillary service or technology companies, and in operating companies.

As of December 31, 2025, our portfolio of real estate investments consisted of 1,027 operating healthcare facilities (including properties associated with mortgages, assets held for sale and consolidated joint ventures), along with other real estate loans receivable (excluding mortgages) of $482.6 million and $414.1 million of investments in 15 unconsolidated entities. These healthcare facilities are located in 42 states, Washington, D.C., the U.K. and the Bailiwick of Jersey (“Jersey”), and are operated or managed by 89 third-party operators or managers. Our investment in these facilities, net of impairments and allowances, totaled approximately $10.5 billion at December 31, 2025, with approximately 98% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 561 SNFs, 339 ALFs, 19 ILFs, 16 specialty facilities and one CCRC, (ii) fixed rate mortgages on 47 SNFs, 42 ALFs and two ILFs and (iii) one property adjacent to one of our existing facilities that is held for sale. At December 31, 2025, our total investments also include non-real estate loans receivable of $330.3 million, consisting primarily of secured loans to third-party operators of our facilities.

As healthcare delivery continues to evolve, we continuously evaluate potential investments, our assets, operators and markets to position our portfolio for long-term success. As part of our evaluation, we may from time to time consider selling or transitioning assets that do not meet our portfolio criteria.

Outlook, Trends and Other Conditions

Our operators continue to face a number of industry challenges, including staffing shortages in certain regions, which have persisted since the COVID-19 pandemic. In addition, our operators have been and continue to be adversely affected by inflation-related cost increases and may be adversely impacted by recently announced global tariffs, each of which may increase expenses, exacerbate labor shortages and increase labor costs, among other adverse impacts. Our operators also may be adversely impacted by immigration restrictions and changes to immigration enforcement policy to the extent they contribute to labor shortages. There continues to be uncertainty regarding the extent and duration of these impacts for those operators, particularly given uncertainty as to whether reimbursement increases from the federal government, the states and the U.K. will be effective in offsetting these incremental costs and lost revenues. In addition, there remains uncertainty as to the impact of recent and potential further regulatory changes, including the recent Medicaid changes in the One Big Beautiful Bill Act (“OBBBA”) and potential further reforms to Medicaid or Medicare and other state regulatory initiatives. While the OBBBA does not directly lower reimbursements related to long term care providers, it may indirectly impact our operators to the extent states in which they operate reduce reimbursement levels generally. This may occur as a result of reduced Medicaid funds allocated by states to long-term care providers due to lower reimbursement levels for hospitals and other healthcare providers. We continue to monitor these reimbursement impacts as well as the impacts of other regulatory changes, as discussed below, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us. See “Government Regulation and Reimbursement” for additional information. While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we remain cautious as some of the long-term impacts noted above may continue to have an impact on certain of our operators and their financial conditions.

2025 and Recent Highlights

Investments

●	We acquired 71 facilities for total consideration of $690.4 million in 2025, including four facilities that we own and operate utilizing a RIDEA structure. See Note 3 – Real Estate Asset Acquisitions and Development to the Consolidated Financial Statements for additional information.
●	We invested $114.5 million under our construction in progress and capital improvement programs in 2025. In February 2025, we placed the $201.8 million Inspir Embassy Row construction in progress project into service and began recognizing rental income from the facility.
●	We funded $65.4 million under 19 new real estate loans originated during 2025 with a weighted average interest rate of 10.3% in 2025. We also advanced $17.3 million under existing real estate loans in 2025. We received principal repayments of $115.7 million on real estate loans during 2025. We committed to fund up to $87.6 million Canadian dollars for a real estate loan for the development of several long-term care facilities in Canada that executed in December 2025, which will be our first transaction in Canada.
●	In October 2025, the Company formed a JV with affiliates of Saber Healthcare Holdings, LLC (“Saber”) to own and lease 64 facilities that were previously wholly owned by affiliates of Saber. The Company issued approximately 5.5 million Omega OP Units with a fair value of $222.4 million in exchange for a 49% equity interest in the JV.
●	In December 2025, the Company formed two JVs to own and operate, through a RIDEA structure, a CCRC in North Carolina. The Company acquired a 49% equity interest in each of the JVs for aggregate consideration of $42.7 million.

Dispositions and Impairments

●	In 2025, we sold 49 facilities (45 SNFs and four ALFs) for approximately $282.8 million in net cash proceeds, recognizing a net gain of approximately $67.3 million.
●	In 2025, we recorded impairments on real estate properties of approximately $22.6 million on eight facilities. Of the $22.6 million, $6.3 million related to two facilities that were classified as held for sale and $16.3 million related to six held for use facilities.

Financing Activities

●	We repaid $400 million of 4.50% senior notes on the January 15, 2025 maturity date using available cash.
●	Omega repaid the $50 million term loan (“OP Term Loan”) on April 29, 2025, prior to its original maturity date.
●	On June 6, 2025, Omega amended its charter to increase the number of authorized shares of Omega common stock from 350.0 million to 700.0 million.
●	On June 20, 2025, the Company issued $600 million of Senior Notes due 2030 (the “2030 Senior Notes”) that mature on July 1, 2030 and bear interest at a fixed rate of 5.200% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2026. The 2030 Senior Notes were sold at an issue price of 99.118% of their face value, resulting in a discount of $5.3 million. We incurred $5.6 million of deferred costs in connection with the issuance.
●	On September 30, 2025, the Company entered into a new credit agreement consisting of a new four-year $2.0 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”) and a three-year $300.0 million delayed draw term loan facility (the “2028 Term Loan”), replacing our previous $1.45 billion senior unsecured 2021 multicurrency revolving credit facility (the “2021 Revolving Credit Facility”) that was scheduled to mature on October 30, 2025.
●	On October 15, 2025, the Company redeemed, at par value, the $600.0 million of 5.250% Senior Notes with a scheduled maturity of January 15, 2026.

●	During the fourth quarter of 2025, we terminated our 2021 $1.25 billion At-The-Market Offering Program (the “2024 ATM Program”) and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sale price of up to $2.00 billion (the “2025 ATM Program,” and together with the 2024 ATM Program, the “ATM Program”) may be sold from time to time. In 2025, we sold 16.3 million shares of common stock under our ATM Program and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $612.1 million.
●	During the fourth quarter of 2025, we fully repaid the $428.5 million term loan (the “2026 Term Loan”) prior to the August 8, 2026 maturity date. In connection with this repayment, we redesignated nine of the interest rate swaps, with $300 million of notional value, as hedges against our exposure to changes in interest payment cash flows on the 2028 Term Loan. We terminated two of the interest rates swaps with notional value of $128.5 million and paid our swap counterparty $1.7 million.

Other Highlights

●	During 2025, we advanced $17.5 million under seven new non-real estate loans originated during 2025 with a weighted average interest rate of 11.9%. We also advanced $37.9 million under existing non-real estate loans during 2025. We received principal repayments of $68.1 million on non-real estate loans during 2025.

Collectibility Issues

●	During the year ended December 31, 2025, we placed three operators on a cash basis of revenue recognition. We recognized straight-line rent receivable write-offs of $15.5 million for the year ended December 31, 2025 in connection with placing certain operator leases on a cash basis of revenue recognition. Several of the operator leases placed on a cash basis of revenue recognition in the comparative years related to new operator leases, so there were no related straight-line rent receivable write-offs associated with these operator leases. We provided one cash basis operator with a lease inducement of $10.0 million in connection with an execution of a new lease, which was recorded as a reduction to the rental income recognized for the three months ended March 31, 2025. As of December 31, 2025, we had 20 operator leases on a cash basis for revenue recognition, which represent 19.0% and 19.9% of our total revenues for the years ended December 31, 2025 and 2024, respectively.

●	As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, in the fourth quarter of 2025, we received the final regulatory approvals related to the licensure of the operating assets, and the transition of the equity of Maplewood Senior Living (along with affiliates “Maplewood”) from the Greg Smith estate to Maplewood’s key management team members was completed. Concurrently with the transition of the equity to the Key Principals, on December 11, 2025, Omega entered into a restructuring agreement and amended its master lease agreement for 17 facilities (the “Master Lease”) and its revolving credit facility with Maplewood (the “Maplewood Revolver”). As part of the restructuring agreement and amendments, Omega and Maplewood agreed, among other terms, to (i) reinstate the 2.5% annual contractual rent escalators that were allowed to be deferred as part of the 2023 restructuring agreement terms, resulting in contractual rent of $76.5 million for 2026 for the 17 facilities under the Master Lease, increasing annually by 2.5% thereafter, (ii) allow for the deferral of monthly rent (with 5% interest if outstanding longer than 18 months) if certain conditions are met, but require a minimum amount of contractual rent to be paid annually including $62.1 million for 2026 and $70.0 million for 2027, increasing annually by 2.5% thereafter, (iii) provide up to $43.0 million of incentive payments payable to Maplewood based on achievement of certain metrics and conditions, (iv) extend the maturity date of the Maplewood Revolver from June 2035 to June 2037, (v) retrospectively allow the payment of interest due on the Maplewood Revolver dating back to January 1, 2023 to be paid-in-kind (“PIK”) and (vi) reduce Maplewood’s share of any future potential sales proceeds (in excess of our gross investment) by any incentive payments made to Maplewood. The single facility lease for the Inspir Embassy Row property in Washington D.C. was not modified as part of the restructuring. During 2025, Maplewood paid total contractual rent of $58.9 million compared to the $69.3 million of contractual rent due under the lease agreement for the year after reflecting the impact of deferred escalators. These amounts do not include contractual rent and payments related to Inspir Embassy Row in Washington D.C. of $11.9 million. As Maplewood is on a cash basis of revenue recognition, we have recorded $58.9 million of revenue related to Maplewood for the year ended December 31, 2025 for the contractual rent payments that we received. In addition, prior to the amendment, Maplewood missed cash interest payments of $11.9 million due under the Maplewood Revolver. As the loan is on non-accrual status, the previously missed cash interest payments due under the loan were never recognized as interest income. Therefore, subsequent to the Maplewood Revolver amendment, the missed cash interest payments will increase the principal balance of the loan but will not be included in the amortized cost basis of the loan. As of December 31, 2025, the amortized cost basis of the Maplewood Revolver was $263.6 million, which represents 18.1% of the total amortized cost basis of all of Omega’s real estate loans receivable. See Note 7 – Real Estate Loans Receivable to the Consolidated Financial Statements for more information. In January 2026, Maplewood paid $6.3 million under its lease agreements, $1.1 million of which relates to Inspir Embassy Row in Washington D.C.
●	As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements to the Consolidated Financial Statements, LaVie Care Centers, LLC (“LaVie”) commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division in June 2024. On December 5, 2024, a plan of reorganization was confirmed by the Bankruptcy Court, pursuant to which the LaVie master lease agreement will be assumed and assigned by certain of the debtor(s) to operators designated by the Plan Sponsor upon the effective date of the plan. The plan of reorganization was made effective on May 1, 2025, which resulted in the LaVie master lease agreement being assumed by and assigned to ENDMT LLC (“Avardis”) and subsequently amended and restated. The amended master lease has a lease term ending December 31, 2037 and requires monthly rent payments of $3.1 million, which escalate 2.5% annually. During the first and second quarters of 2025, LaVie paid full contractual rent of $15.5 million through the date the plan of reorganization became effective. Since assuming the lease, Avardis has paid full contractual rent of $21.9 million in the year ended December 31, 2025. Avardis is on a straight-line basis for rental income recognition, and we recognized $25.5 million of rental income related to Avardis for the year ended December 31, 2025. We did not recognize any interest income related to LaVie during the year ended December 31, 2025 as the three loans outstanding have PIK interest and are on non-accrual status.

●	As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements to the Consolidated Financial Statements, in July 2025, Genesis Healthcare, Inc. (“Genesis”) commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. Genesis will continue to operate, as a debtor-in-possession (“DIP”), the 31 facilities subject to a master lease agreement with Omega, unless and until Genesis’ leasehold interest under the master lease agreement is rejected or assumed and assigned. We provided $8.0 million of a $30.0 million junior secured DIP financing, along with other lenders, to Genesis to support sufficient liquidity to, among other things, operate its facilities during bankruptcy. As a condition of the DIP financing, Genesis is required to pay Omega full contractual rent under its lease agreement. On January 14, 2026, 101 W State Street Holdings, LLC (“WSSH”) was named the winning bidder in the auction to acquire Genesis’ assets, and on January 26, 2026, the Bankruptcy Court approved the sale to WSSH, subject to satisfaction of the terms and conditions of the purchase and sale agreement between Genesis and WSSH. To the extent that the transaction is consummated, closing is not expected in the next 90-120 days. Genesis has not yet elected to assume and assign the Omega lease to WSSH. If the transaction closes, it is anticipated that the cash proceeds of the sale will be sufficient to repay the DIP and Omega term loans. Please see Note 8 – Non-Real Estate Loans Receivable and Note 20 – Commitments and Contingencies to the Consolidated Financial Statements for additional disclosures regarding the term loans. Since commencing the bankruptcy process in July 2025, Genesis made all required contractual rent and interest payments through the end of 2025. As Genesis is on a cash basis of revenue recognition, we recognized rental income of $51.2 million related to Genesis during the year ended December 31, 2025, which includes $47.0 million for contractual rent payments received and $4.2 million from the application of proceeds from the letter of credit in March 2025 that was held as collateral from Genesis. In addition, we recognized interest income of $17.1 million (which includes $0.1 million from the application of proceeds from the letter of credit) related to loans with Genesis during the year ended December 31, 2025. After the application of proceeds from the letter of credit, there is $3.5 million remaining under the letter of credit. As of December 31, 2025, the remaining two term loans and the DIP loan are on an accrual basis due to the collateral supporting the loans. In January 2026, Genesis paid full contractual rent and interest of $4.5 million.

Dividends

●	Quarterly cash dividends paid during 2025 aggregated to $2.68 per share. On January 29, 2026, the Board declared a cash dividend of $0.67 per share. The dividend will be paid on February 17, 2026 to stockholders of record as of the close of business on February 9, 2026.

Results of Operations

The following is our discussion of the consolidated results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For a discussion of our results of operation for the year ended December 31, 2024 as compared to the year ended December 31, 2023, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

Comparison of results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	Variance
Revenues:
Rental income	$1,001,965	$887,910	$114,055
Interest income	175,112	157,207	17,905
Miscellaneous income	13,022	6,273	6,749
Expenses:
Depreciation and amortization	325,247	304,648	20,599
General and administrative	104,137	88,001	16,136
Real estate taxes	14,438	14,561	(123)
Acquisition, merger and transition related costs	4,219	11,615	(7,396)
Impairment on real estate properties	22,610	23,831	(1,221)
Provision (recovery) for credit losses	2,336	(15,483)	17,819
Interest expense	215,035	221,716	(6,681)
Other income (expense):
Other income – net	50,058	6,826	43,232
Gain (loss) on debt extinguishment	4,995	(1,749)	6,744
Gain on assets sold – net	67,303	13,168	54,135
Income tax expense	(14,748)	(10,858)	(3,890)
(Loss) income from unconsolidated entities	(218)	7,916	(8,134)

Revenues

Following is a description of certain of the changes in revenues for the year ended December 31, 2025 compared to 2024:

●	The increase in rental income was primarily the result of (i) a $102.8 million increase related to facility acquisitions made throughout 2024 and 2025, lease extensions and other rent escalations, (ii) a $26.1 million net increase in rental income from cash basis operators, primarily related to Maplewood, as a result of receiving higher cash rent payments period over period from these operators, (iii) a $7.1 million increase related to higher rental income from our leases with operators in the U.K. primarily due to the strengthening of the British Pound Sterling against the U.S. Dollar and (iv) a $1.9 million net increase related to impact of facility transitions, primarily from non-paying cash basis operators to straight-line basis operators. The increase was partially offset by (i) a $13.8 million decrease resulting from higher straight-line receivable write-offs in 2025 compared to 2024 and (ii) a $10.0 million lease inducement provided to a cash basis operator that was recorded as a reduction to rental income in 2025.
●	The increase in interest income was primarily due to a $28.3 million increase related to new loans and additional fundings on existing loans made throughout 2024 and 2025, partially offset by a $10.3 million decrease related to principal repayments on our loans during 2024 and 2025.
●	The increase in miscellaneous income was primarily the result of residual profits received related to an other real estate loan that was paid off during the fourth quarter of 2025.

Expenses

Following is a description of certain of the changes in our expenses for the year ended December 31, 2025 compared to 2024:

●	The increase in depreciation and amortization expense primarily relates to facility acquisitions and capital additions, partially offset by facility sales and facilities reclassified to assets held for sale.
●	The increase in general and administrative (“G&A”) expense primarily relates to (i) a $6.6 million of incremental non-cash stock-based compensation expense and $2.2 million of incremental payroll expense related to the termination of the employment agreement of our former Chief Operating Officer in the first quarter of 2025, (ii) other increases in payroll and benefits and (iii) an increase in operator initiatives. Additional information is disclosed in Note 19 – Stock-Based Compensation to the Consolidated Financial Statements.

●	The decrease in acquisition, merger and transition related costs primarily relates to (i) transition costs following our acquisition of the remaining 51% interest in the unconsolidated real estate joint venture owning 63 facilities in the U.K. (the “Cindat Joint Venture”) in 2024 and (ii) the transition of facilities with troubled operators.
●	The 2025 impairments were recognized in connection with two facilities that were classified as held for sale and six held for use facilities. The 2024 impairments were recognized in connection with six facilities that were classified as held for sale and eight held for use facilities. The 2025 and 2024 impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in provision (recovery) for credit losses primarily relates to (i) increases in the general reserve recorded primarily resulting from increases in loss rates utilized in the estimate of expected credit losses for loans partially offset by decreases in loan balances, and a net decrease in aggregate specific provisions recorded during 2025 compared to specific provisions recorded during 2024 (see Note 9 – Allowance for Credit Losses to the Consolidated Financial Statements for a full summary of allowance movements over the last three years).
●	The decrease in interest expense primarily relates to (i) a net decrease in the amortization of deferred financing fees and discounts as a result of the amortization of the fair value adjustment associated with the 2026 Mortgage Loan, (ii) the repayment of the 2026 Term Loan in December 2025, (iii) the repayment of the 2026 Mortgage Loan in November 2025, (iv) the repayment of $600 million of 5.25% senior notes in October 2025, (v) the repayment of $400 million of 4.50% senior notes in January 2025, (vi) the repayment of the OP Term Loan in April 2025, (vii) the repayment of $400 million of 4.95% senior notes in April 2024 and (viii) the payoff of all remaining HUD mortgages in the first quarter of 2024. The overall decrease was partially offset by increases due to (i) the issuance of the 2030 Senior Notes in June 2025, (ii) the funding of the 2028 Term Loan in November 2026 and (iii) the assumption of the 2026 Mortgage Loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture in July 2024.

Other Income (Expense)

The increase in total other income (expense) was primarily due to (i) a $54.1 million increase in gain on assets sold resulting from the sale of 49 facilities in 2025 compared to the sale of 21 facilities in 2024, (ii) a $43.2 million increase in other income – net primarily related to increased interest income on short-term investments due to higher invested cash in 2025 compared to the same period in 2024 and gains associated with foreign currency and financial instruments in 2025 and (iii) a $6.7 million increase in gain on debt extinguishment primarily related to the remaining amortized premium associated with the fair value adjustment.

Income Tax Expense

The increase in income tax expense was primarily due to an increase in taxable income in the U.K. as a result of acquisitions in 2024 and 2025.

(Loss) Income from Unconsolidated Entities

The change in (loss) income from unconsolidated entities was primarily due to one unconsolidated joint venture, which sold one facility during the third quarter of 2024 for a $12.9 million gain, $6.5 million of which represents the Company’s share of the gain.

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

The following table presents our Nareit FFO reconciliation for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net income	$609,467	$417,804	$248,796
Deduct gain from real estate dispositions	(67,303)	(13,168)	(79,668)
Deduct gain from real estate dispositions - unconsolidated entities	—	(6,260)	—
	542,164	398,376	169,128
Elimination of non-cash items included in net income:
Depreciation and amortization	325,247	304,648	319,682
Depreciation – unconsolidated entities	8,886	7,057	10,423
Impairments on real estate properties	22,610	23,831	91,943
Nareit FFO	$898,907	$733,912	$591,176

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income, interest receipts, existing availability under our Revolving Credit Facility, proceeds from our DRCSPP and 2025 ATM Program, facility sales, the issuance of additional debt, including unsecured notes and term loans and proceeds from real estate loan and non-real estate loan payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends and distributions to noncontrolling interest members, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), real estate loan and non-real estate loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At December 31, 2025, we had total assets of $10.0 billion, total equity of $5.4 billion and total debt of $4.3 billion in our Consolidated Financial Statements, with such debt representing approximately 44.1% of total capitalization.

Debt

At December 31, 2025 and 2024, the weighted average annual interest rate of our debt was 4.2% and 4.6%, respectively. Additionally, as of December 31, 2025, approximately 94% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated cash flow hedges. As of December 31, 2025, Omega’s debt obligations consisted of the following:

●	$3.8 billion of senior unsecured notes with staggered maturity dates ranging from 2027 to 2033. These notes bear fixed interest rates between 3.25% and 5.20% per annum.
●	A $2.0 billion Revolving Credit Facility that bears interest at Secured Overnight Financing Rate (“SOFR”) plus (i) an applicable percentage (with a range of 72.5 to 140 basis points) based on the Company’s debt ratings and (ii) a facility fee based on the same ratings (with a range of 12.5 to 30 basis points). The Revolving Credit Facility matures on September 28, 2029, subject to Omega’s option to extend such maturity for two consecutive six-month periods. As of December 31, 2025, Omega had $242.0 million outstanding on the Revolving Credit Facility.
●	A $300.0 million 2028 Term Loan that bears interest at SOFR plus an applicable percentage (with a range of 80 to 160 basis points) based on the Company’s debt ratings. The 2028 Term Loan Credit Facility matures on September 29, 2028, subject to Omega’s option to extend such maturity for two consecutive twelve-months periods. We have nine interest rate swaps designated as cash flow hedges, with notional value of $300.0 million, that effectively fix the SOFR-based portion of the 2028 Term Loan interest rate at 4.019%. As of December 31, 2025, Omega had $300.0 million outstanding on the 2028 Term Loan.

As of December 31, 2025, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our Revolving Credit Facility and 2028 Term Loan.

As of December 31, 2025, we had approximately $27.0 million of cash and cash equivalents on our Consolidated Balance Sheets and $1.8 billion of availability under our Revolving Credit Facility. Our next senior note maturity is $700 million of 4.50% senior notes that are due in April 2027. As discussed below, we also have $2.0 billion of potential sales remaining under the ATM Program. This combination of liquidity sources, along with cash from operating activities, provides us with ability to repay the debt obligations maturing in 2026. We also could elect to refinance these notes based on our evaluation of market conditions at maturity.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2025 and 2024, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Equity

At December 31, 2025, we had 295,539 thousand shares of common stock outstanding, and our shares had a market value of $13.1 billion. As of December 31, 2025, we had the following equity programs in place that we can utilize to raise capital:

●	The 2025 ATM Program under which shares of common stock having an aggregate gross sales price of up to $2.0 billion may be sold from time to time. The 2025 ATM Program has a forward sale provision that generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We have not utilized the forward provisions under the ATM Program. We have $2.0 billion of sales remaining under the 2025 ATM Program as of December 31, 2025.

●	We have a DRCSPP that allows for the reinvestment of dividends and the optional purchase of our common stock.

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

Material Cash Requirements

The following table shows our material cash requirements, described below, as of December 31, 2025:

	Payments due by period
		Less than			More than
	Total	1 year	Years 2-3	Years 4-5	5 years

	(in thousands)
Debt(1)	$4,292,000	$—	$1,550,000	$1,342,000	$1,400,000
Interest payments on long-term debt(2)	729,552	181,333	296,621	181,824	69,774
Operating lease and other obligations(3)(4)	83,334	2,787	5,697	5,138	69,712
Total	$5,104,886	$184,120	$1,852,318	$1,528,962	$1,539,486
(1)	The $4.3 billion of debt outstanding includes: (i) $700 million of 4.5% Senior Notes due April 2027, (ii) $550 million of 4.75% Senior Notes due January 2028, (iii) $500 million of 3.625% Senior Notes due October 2029, (iv) $600 million of 5.20% Senior Notes due July 2030, (v) $700 million of 3.375% Senior Notes due February 2031, (vi) $700 million of 3.25% Senior Notes due April 2033, (vii) $300.0 million under the 2028 Term Loan and (viii) $242.0 million under the Revolving Credit Facility. Parent is the obligor of all outstanding debt.
(2)	Based on variable interest rates in effect as of December 31, 2025 and including the impact of interest rate swaps designated as cash flow hedges.
(3)	Based on foreign currency exchange rates in effect as of December 31, 2025.
(4)	See Note 6 – Leases to our Consolidated Financial Statements for additional information.

Capital Expenditures and Funding Commitments

In addition to the obligations in the table above, as of December 31, 2025, we also had $207.8 million of commitments to fund the construction of new facilities, capital improvements and other commitments under lease agreements. Additionally, we have commitments to fund $90.9 million of advancements under existing real estate loans and $37.4 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

Other Arrangements

We own interests in certain unconsolidated joint entities as described in Note 11 to the Consolidated Financial Statements – Investments in Unconsolidated Entities. Our risk of loss is generally limited to our investment in the entity and any outstanding loans receivable.

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

Cash Flow Summary

The following is a summary of our sources and uses of cash flows for the year ended December 31, 2025 as compared to the year ended December 31, 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$878,551	$749,430	$129,121
Investing activities	(539,792)	(671,164)	131,372
Financing activities	(838,256)	26,319	(864,575)

For a discussion of our consolidated cash flows for the year ended December 31, 2024 as compared to the year ended December 31, 2023, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Cash, cash equivalents and restricted cash totaled $54.6 million as of December 31, 2025, a decrease of $494.2 million as compared to the balance at December 31, 2024. The following is a discussion of changes in cash, cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities –The increase in net cash provided by operating activities is primarily driven by an increase of $164.9 million of net income, net of $26.7 million of non-cash items, primarily due to a year over year increase in rental income and interest income, as discussed in our material changes analysis under Results of Operations above. The increase was partially offset by a $35.8 million change in the net movements of the operating assets and liabilities.

Investing Activities –The decrease in cash used in investing activities related primarily to (i) a $335.4 million decrease in loan placements, net of repayments as a result of fewer new loans advanced in 2025 compared to 2024 and paydowns on mortgage loans due from Ciena Healthcare Management, Inc. and on other loans during 2025, (ii) a $187.7 million increase in proceeds from the sales of real estate investments, (iii) an $11.9 million increase in distributions from unconsolidated entities in excess of earnings and (iv) a $3.8 million increase in receipts from insurance proceeds, partially offset by (i) a $274.4 million increase in real estate acquisitions primarily as a result of a 45-facility acquisition in the U.K. and Jersey in the second quarter of 2025, (ii) a $121.1 million increase in investments in unconsolidated entities, (iii) a $7.7 million increase in capital improvements to real estate investments and construction in progress and (iv) a $4.2 million decrease in proceeds from foreign currency forward contracts related to the termination of two foreign currency forward contracts during the first quarter of 2024.

Financing Activities –The change in cash (used in) provided by financing activities was primarily related to (i) a $628.9 million decrease in cash proceeds from the issuance of common stock as a result of decreased volume under our ATM Program and DRCSPP in 2025, (ii) a $97.6 million increase in repayments on other long-term borrowings, net of proceeds, primarily due to repayment of various debts during the fourth quarter of 2025, (iii) a $94.9 million increase in dividends paid primarily related to share issuances during 2024 and 2025, (iv) a $20.2 million increase in payment of financing related costs related to related to the 2025 Omega Credit Agreement entered into in September 2025, (v) a $14.6 million increase in distributions to Omega OP Unit holders and (vi) a $5.6 million increase in redemption of Omega OP Units.

Supplemental Guarantor Information

Parent has issued approximately $3.8 billion aggregate principal of senior notes outstanding at December 31, 2025 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

The SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities, such as our senior notes. As a result of these amendments, registrants are permitted to provide certain alternative financial and non-financial disclosures, to the extent material, in lieu of separate financial statements for subsidiary issuers and guarantors of registered debt securities. Accordingly, separate consolidated financial statements of Omega OP have not been presented. Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under the outstanding senior notes, Revolving Credit Facility and 2028 Term Loan) and their investments in non-guarantor subsidiaries.

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal and premium and interest on our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of December 31, 2025, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

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

As of December 31, 2025 and 2024, we had outstanding straight-line rent receivables of $268.7 million and $238.7 million, respectively, and lease inducements of $7.5 million and $8.8 million, respectively. During 2025, we wrote-off approximately $15.5 million of straight-line rent receivables to rental income as a result of placing one existing operator on a cash-basis. Also, during 2025, we placed two new operators on a cash-basis concurrent with the lease commencement dates, so there were no straight-line rent write-offs in connection with these operators. During 2024, we wrote-off approximately $2.8 million of contractual receivables, straight-line rent receivables and lease inducements to rental income primarily as a result of placing one existing operator on a cash-basis. Also, during 2024, we placed three new operators on a cash-basis concurrent with the lease commencement dates, so there were no straight-line rent receivable write-offs in connection with these operators. Changes in the assessment of probability are accounted for on a cumulative basis as if the lease had always been accounted for based on the current determination of the likelihood of collection, potentially resulting in increased volatility of rental income.

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

During 2025, we recorded impairments on real estate properties of approximately $22.6 million on eight facilities. During 2024, we recorded impairments on real estate properties of approximately $23.8 million on 14 facilities.

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

During 2025 and 2024, we acquired real estate assets of approximately $690.4 million and $740.5 million, respectively. These transactions were accounted for as asset acquisitions and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed.

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

Our model’s historic inputs consider PD and LGD data for residential care facilities published by the Federal Housing Administration (“FHA”) along with Standards & Poor’s one-year global corporate default rates. Our historical loss rates revert to historical averages after 36 periods. Our model’s current conditions and supportable forecasts consider internal credit ratings, current and projected U.S. unemployment rates published by the U.S. Bureau of Labor Statistics and the Federal Reserve Bank of St. Louis and the weighted average life to maturity of the underlying financial asset. During 2025 and 2024, we recorded a provision (recovery) for credit losses of approximately $2.3 million and ($15.5) million, respectively. As of December 31, 2025 and 2024, we had a total allowance for credit loss of $180.5 million and $198.6 million, respectively. A 10% increase or decrease in the FHA default rates as of December 31, 2025 would result in an additional provision or recovery for credit losses of $3.1 million. If the weighted average years to maturity on our portfolio increases or decreases by 10%, this will result in an additional provision or recovery for credit losses of $7.5 million.

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

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. During the year ended December 31, 2025, we incurred interest expense of $21.9 million related to variable rate borrowings outstanding during the year under our Revolving Credit Facility, 2021 Revolving Credit Facility and 2026 Mortgage Loan, after considering the impact of interest rate swaps. The 2021 Revolving Credit Facility was replaced by the Revolving Credit Facility and the 2026 Mortgage Loan was paid off in November 2025. As of December 31, 2025, only our Revolving Credit Facility has a variable rate, when considering the impact of interest rate swaps that are designated as cash flow hedges for the 2028 Term Loan. Assuming no changes in outstanding borrowings during the course of 2025, and inclusive of the impact of interest rate swaps designated as cash flow hedges noted above, a hypothetical 1% increase in interest rates would result in a $0.1 million increase in our annual interest expense related to the Revolving Credit Facility and 2021 Revolving Credit Facility. A hypothetical 1% decrease in interest rates would result in a $0.1 million decrease in our annual interest expense related to the Revolving Credit Facility and 2021 Revolving Credit Facility.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at December 31, 2025 was approximately $3.6 billion, which includes our senior notes. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of our long-term fixed-rate borrowings by approximately $136.4 million at December 31, 2025. A hypothetical 1% decrease in interest rates would result in an increase in the fair value of our long-term fixed-rate borrowings by approximately $144.0 million at December 31, 2025.

At December 31, 2025, we have $300.0 million in notional value of interest rate swaps outstanding that are recorded at fair value in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the year ended December 31, 2025, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $5.5 million.

To hedge a portion of our net investments in the U.K., at December 31, 2025, we have 11 foreign currency forward contracts with notional amounts totaling £258.0 million that mature between 2027 and 2031.

Item 8 – Financial Statements and Supplementary Data

The Consolidated Financial Statements listed under Item 15 – Exhibits and Financial Statement Schedules and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. There have been no retrospective changes to our Consolidated Statements of Operations for any of the quarters within the two most recent fiscal years that are, individually or in the aggregate, material.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2025, management evaluated the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) of the Company as of December 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company were effective at the reasonable assurance level as of December 31, 2025.

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

In connection with the preparation of this Form 10-K, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on management’s assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm’s attestation reports regarding the Company’s internal control over financial reporting is included in the 2025 financial statements under the caption entitled Report of Independent Registered Public Accounting Firm and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 identified in connection with the evaluation of their disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described above that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter of 2025.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10 – Directors, Executive Officers of the Registrant and Corporate Governance

For information regarding executive officers of our Company, see Item 1 – Business – Information about our Executive Officers.

The other information required by this item is incorporated herein by reference to the “Proposal 1 – Election of Directors,” “Board Committees and Corporate Governance” and “Audit Committee and Independent Auditor Matters” sections of Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as the Company, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards applicable to us. A copy of our Insider Trading Policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the “Compensation Discussion and Analysis” and “Executive Compensation Tables and Related Information” sections of our Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the “Stock Ownership Information” section of our Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, except as set forth below.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights (1)	warrants and rights (2)	reflected in column (a) (3)
Equity compensation plans approved by security holders	6,776,302	$—	3,061,381
Equity compensation plans not approved by security holders	—	—	—
Total	6,776,302	$—	3,061,381
(1)	Reflects (i) 523,258 time-based restricted stock units (“RSUs”) and profit interest units (“PIUs”), (ii) 5,572,204 shares related to performance-based RSUs (“PRSUs”) and performance-based PIUs that could be issued if certain performance conditions are achieved and (iii) 680,840 shares in respect of outstanding deferred stock units.
(2)	No exercise price is payable with respect to the RSUs and PRSUs.
(3)	Reflects (i) 2,621,601 shares of common stock under our 2018 Stock Incentive Plan and (ii) 439,780 shares of common stock under the Omega Healthcare Investors, Inc. Employee Stock Purchase Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the “Proposal 1 – Election of Directors” and “Board Committees and Corporate Governance” sections of our Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the “Audit Committee and Independent Auditor Matters” section of our Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-63

Schedule IV – Mortgage Loans on Real Estate	F-65

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

Item 16 – Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Omega Healthcare Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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

During 2025, the Company recognized rental income of $1,002.0 million and has recorded straight-line rent and lease inducement receivables of $278.6 million at December 31, 2025. As described in Note 2 to the consolidated financial statements, the timing and pattern of rental income recognition for operating leases is affected by the Company’s determination as to whether the collectibility of substantially all lease payments is probable.

Auditing the Company's accounting for rental income is complex due to the judgment involved in the Company’s determination of the collectibility of future lease payments for certain operators. The determination involves consideration of the lessee’s payment history, an assessment of the financial strength of the lessee and any guarantors, where applicable, historical operations and operating trends, current and future economic conditions, and expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern).

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the recognition of rental income, including controls over management’s assessment of the collectibility of future lease payments. For example, we tested controls over management’s consideration of the factors used in assessing collectibility and controls over the completeness and accuracy of the data used in management’s analyses.

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

February 9, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Omega Healthcare Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Omega Healthcare Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 9, 2026

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2025	2024

ASSETS
Real estate assets
Buildings and improvements	$7,901,652	$7,342,497
Land	1,179,463	996,701
Furniture and equipment	539,775	510,106
Construction in progress	12,492	210,870
Total real estate assets	9,633,382	9,060,174
Less accumulated depreciation	(2,930,611)	(2,721,016)
Real estate assets – net	6,702,771	6,339,158
Investments in direct financing leases – net	—	9,453
Real estate loans receivable – net	1,380,949	1,428,298
Investments in unconsolidated entities	414,127	88,711
Assets held for sale	4,000	56,194
Total real estate investments	8,501,847	7,921,814
Non-real estate loans receivable – net	330,322	332,274
Total investments	8,832,169	8,254,088

Cash and cash equivalents	27,024	518,340
Restricted cash	27,539	30,395
Contractual receivables – net	9,723	12,611
Other receivables and lease inducements	278,570	249,317
Goodwill	644,626	643,664
Other assets	229,408	189,476
Total assets	$10,049,059	$9,897,891

LIABILITIES AND EQUITY
Revolving credit facility	$242,000	$—
Secured borrowings	—	243,310
Senior notes and other unsecured borrowings – net	4,014,011	4,595,549
Accrued expenses and other liabilities	352,549	328,193
Total liabilities	4,608,560	5,167,052

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 700,000 shares, issued and outstanding – 295,539 shares as of December 31, 2025 and 279,129 shares as of December 31, 2024	29,553	27,912
Additional paid-in capital	8,693,033	7,915,873
Cumulative net earnings	4,677,092	4,086,907
Cumulative dividends paid	(8,297,416)	(7,516,750)
Accumulated other comprehensive income	79,037	22,731
Total stockholders’ equity	5,181,299	4,536,673
Noncontrolling interest	259,200	194,166
Total equity	5,440,499	4,730,839
Total liabilities and equity	$10,049,059	$9,897,891

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Rental income	$1,001,965	$887,910	$826,394
Interest income	175,112	157,207	119,888
Miscellaneous income	13,022	6,273	3,458
Total revenues	1,190,099	1,051,390	949,740

Expenses
Depreciation and amortization	325,247	304,648	319,682
General and administrative	104,137	88,001	81,504
Real estate taxes	14,438	14,561	15,025
Acquisition, merger and transition related costs	4,219	11,615	5,341
Impairment on real estate properties	22,610	23,831	91,943
Provision (recovery) for credit losses	2,336	(15,483)	44,556
Interest expense	215,035	221,716	235,529
Total expenses	688,022	648,889	793,580

Other income (expense)
Other income – net	50,058	6,826	20,297
Gain (loss) on debt extinguishment	4,995	(1,749)	(492)
Gain on assets sold – net	67,303	13,168	79,668
Total other income	122,356	18,245	99,473

Income before income tax expense and income from unconsolidated entities	624,433	420,746	255,633
Income tax expense	(14,748)	(10,858)	(6,255)
(Loss) income from unconsolidated entities	(218)	7,916	(582)
Net income	609,467	417,804	248,796
Net income attributable to noncontrolling interest	(19,282)	(11,478)	(6,616)
Net income available to common stockholders	$590,185	$406,326	$242,180

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$1.96	$1.57	$1.01
Diluted:
Net income available to common stockholders	$1.94	$1.55	$1.00

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$609,467	$417,804	$248,796
Other comprehensive income (loss)
Foreign currency translation	67,771	(8,373)	20,531
Cash flow hedges	(9,797)	1,602	(11,245)
Total other comprehensive income (loss)	57,974	(6,771)	9,286
Comprehensive income	667,441	411,033	258,082
Comprehensive income attributable to noncontrolling interest	(20,950)	(11,314)	(6,889)
Comprehensive income attributable to common stockholders	$646,491	$399,719	$251,193

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative		Other	Total
	Stock	Paid‑in	Net	Cumulative	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Dividends	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2022	23,425	6,314,203	3,438,401	(6,186,986)	20,325	3,609,368	193,914	3,803,282
Stock related compensation	—	35,276	—	—	—	35,276	—	35,276
Issuance of common stock	1,100	335,302	—	—	—	336,402	—	336,402
Common dividends declared ($2.68 per share)	—	—	—	(644,075)	—	(644,075)	—	(644,075)
Issuance of Omega OP Units	—	(14,570)	—	—	—	(14,570)	14,570	—
Exchange and redemption of Omega OP Units	3	1,018	—	—	—	1,021	(1,098)	(77)
Omega OP Units distributions	—	—	—	—	—	—	(26,397)	(26,397)
Net change in noncontrolling interest holder in consolidated JV	—	(31)	—	—	—	(31)	(171)	(202)
Other comprehensive income	—	—	—	—	9,013	9,013	273	9,286
Net income	—	—	242,180	—	—	242,180	6,616	248,796
Balance at December 31, 2023	24,528	6,671,198	3,680,581	(6,831,061)	29,338	3,574,584	187,707	3,762,291
Stock related compensation	—	36,940	—	—	—	36,940	—	36,940
Issuance of common stock	3,383	1,232,274	—	—	—	1,235,657	—	1,235,657
Common dividends declared ($2.68 per share)	—	—	—	(685,689)	—	(685,689)	—	(685,689)
Issuance of Omega OP Units	—	(25,011)	—	—	—	(25,011)	25,011	—
Exchange and redemption of Omega OP Units	1	472	—	—	—	473	(1,157)	(684)
Omega OP Units distributions	—	—	—	—	—	—	(29,254)	(29,254)
Net change in noncontrolling interest holder in consolidated JV	—	—	—	—	—	—	545	545
Other comprehensive loss	—	—	—	—	(6,607)	(6,607)	(164)	(6,771)
Net income	—	—	406,326	—	—	406,326	11,478	417,804
Balance at December 31, 2024	27,912	7,915,873	4,086,907	(7,516,750)	22,731	4,536,673	194,166	4,730,839
Stock related compensation	—	43,878	—	—	—	43,878	—	43,878
Issuance of common stock	1,635	605,133	—	—	—	606,768	—	606,768
Common dividends declared ($2.68 per share)	—	—	—	(780,666)	—	(780,666)	—	(780,666)
Issuance of Omega OP Units	—	125,780	—	—	—	125,780	96,595	222,375
Exchange and redemption of Omega OP Units	6	2,369	—	—	—	2,375	(8,623)	(6,248)
Omega OP Units distributions	—	—	—	—	—	—	(43,888)	(43,888)
Other comprehensive income	—	—	—	—	56,306	56,306	1,668	57,974
Net income	—	—	590,185	—	—	590,185	19,282	609,467
Balance at December 31, 2025	$29,553	$8,693,033	$4,677,092	$(8,297,416)	$79,037	$5,181,299	$259,200	$5,440,499

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$609,467	$417,804	$248,796
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325,247	304,648	319,682
Impairment on real estate properties	22,610	23,831	91,943
Straight-line rent and other write-offs	27,983	4,174	20,633
Provision (recovery) for credit losses	2,336	(15,483)	44,556
Amortization of deferred financing costs and loss on debt extinguishment	968	12,146	14,189
Stock-based compensation expense	44,189	36,696	35,068
Gain on assets sold – net	(67,303)	(13,168)	(79,668)
Straight-line rent and effective interest receivables	(50,261)	(43,018)	(41,849)
Interest paid-in-kind	(13,590)	(11,463)	(11,365)
Loss from unconsolidated entities	6,134	1,947	182
Other non-cash items	(26,281)	(1,538)	(9,336)
Change in operating assets and liabilities – net:
Contractual receivables	2,888	(845)	(3,660)
Lease inducements	(9,043)	(61)	(15,210)
Other operating assets and liabilities	3,207	33,760	3,775
Net cash provided by operating activities	878,551	749,430	617,736
Cash flows from investing activities
Acquisition of real estate	(683,029)	(408,628)	(262,453)
Net proceeds from sale of real estate investments	282,776	95,045	585,031
Investments in construction in progress	(33,589)	(68,980)	(44,495)
Investment in loan receivables and other	(173,570)	(470,011)	(420,626)
Collection of loan principal	246,593	207,617	165,191
Investments in unconsolidated entities	(122,088)	(971)	(12,350)
Distributions from unconsolidated entities in excess of earnings	12,913	1,017	8,807
Capital improvements to real estate investments	(80,869)	(37,757)	(38,011)
Proceeds from foreign currency forward contracts	4,240	8,429	11,378
Receipts from insurance proceeds	6,831	3,075	6,758
Net cash used in investing activities	(539,792)	(671,164)	(770)
Cash flows from financing activities
Proceeds from long-term borrowings	1,311,708	657,819	507,072
Payments of long-term borrowings	(1,896,758)	(1,145,301)	(734,991)
Payments of financing related costs	(27,251)	(7,018)	(3,827)
Net proceeds from issuance of common stock	606,768	1,235,657	336,402
Dividends paid	(780,387)	(685,445)	(643,867)
Net payments to noncontrolling members of consolidated joint venture	—	545	(202)
(Payments for) proceeds from derivative instruments	(2,200)	—	92,577
Redemption of Omega OP Units	(6,248)	(684)	(77)
Distributions to Omega OP Unit Holders	(43,888)	(29,254)	(26,397)
Net cash (used in) provided by financing activities	(838,256)	26,319	(473,310)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	5,325	(580)	430
(Decrease) increase in cash, cash equivalents and restricted cash	(494,172)	104,005	144,086
Cash, cash equivalents and restricted cash at beginning of period	548,735	444,730	300,644
Cash, cash equivalents and restricted cash at end of period	$54,563	$548,735	$444,730

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Omega Healthcare Investors, Inc. (“Parent”), is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega”, the “Company”, “we”, “our”, “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”), the United Kingdom (“U.K.”) and Canada. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), including care homes in the U.K., and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and continuing care retirement communities (“CCRCs”). Our core portfolio consists of our long-term “triple-net” leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). Additionally, during the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”), whereby we own and operate healthcare facilities through third-party managers (collectively, our “managers”). In addition to our core investments, we make loans to operators and/or their principals. From time to time, we also acquire equity interests in joint ventures or entities that support the long-term healthcare industry and our operators, which may include ancillary service or technology companies, and in operating companies.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega's assets are owned directly or indirectly by, and all of Omega's operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of December 31, 2025, Parent owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 5% of the outstanding Omega OP Units. The number of Omega OP Units owned by Parent is equivalent to the number of outstanding common shares of beneficial interest in Parent. As of December 31, 2025 and 2024, there were 14,698,225 and 7,898,425 Omega OP Units outstanding, respectively, that were held by other investors.

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

Consolidation

The consolidated financial statements include the accounts of Omega Healthcare Investors, Inc, its wholly-owned subsidiaries, joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls, through voting rights or other means. All intercompany transactions and balances have been eliminated in consolidation.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Our variable interests in VIEs may be in the form of equity ownership, leases and/or loans with our operators. We analyze our agreements and investments to determine whether our operators or unconsolidated JVs are VIEs and, if so, whether we are the primary beneficiary.

We consolidate a VIE when we determine that we are its primary beneficiary. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. Factors considered in determining whether we are the primary beneficiary of an entity include: (i) our voting rights, if any; (ii) our involvement in day-to-day capital and operating decisions; (iii) our risk and reward sharing; (iv) the financial condition of the operator or JV and (iv) our representation on the VIE’s board of directors. We perform this analysis on an ongoing basis. As of December 31, 2025 and 2024, we have one JV that is a consolidated VIE as we have concluded that we are the primary beneficiary through our equity investment in the entity.

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

We assess the probability of collecting substantially all payments due under our leases on several factors, including, among other things, payment history, the financial strength of the lessee and any guarantors, as applicable, historical operations and operating trends, current and future economic conditions, and expectations of performance (which includes known substantial doubt about an operator’s ability to continue as a going concern). If our evaluation of these factors indicates it is not probable that we will be able to collect substantially all rents, we recognize a charge to rental income to write off straight-line rent receivables, contractual receivables and lease inducements and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected. Provisions for uncollectible lease payments are recognized as a direct reduction to rental income. If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion, potentially resulting in increased volatility of rental income. From time to time, we may allow certain operators to defer contractual rent and/or interest or to apply collateral, such as security deposits or letters of credit, to contractual rent and/or interest amounts owed. During the years ended December 31, 2025, 2024 and 2023, these amounts were immaterial.

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

Real Estate Sales

We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred, and we no longer have substantial continuing involvement with the real estate sold. Gains on the sale of real estate are recognized pursuant to provisions under Accounting Standards Codification (“ASC”) 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. Under ASC 610-20, we determine whether the transaction is a sale to a customer or non-customer. As a REIT, we do not sell real estate within the ordinary course of our business and therefore expect that our sale transactions will not be contracts with customers. ASC 610-20 refers to the revenue recognition principles under ASC 606, Revenue from Contracts with Customers. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we will dispose of the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. If we determine a sale has not occurred under ASC 610-20, we continue to record the asset on the Consolidated Balance Sheets and related depreciation expense on the Consolidated Statements of Operations.

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

In making estimates of fair value for purposes of recording asset acquisitions and business combinations, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company determines the fair value of acquired assets and liabilities as follows:

●	Land is determined based on third-party appraisals which typically include market comparables.
●	Buildings and site improvements acquired are valued using a combination of discounted cash flow projections that assume certain future revenues and costs and consider capitalization and discount rates using current market conditions as well as the residual approach.
●	Furniture and fixtures are determined based on third-party appraisals which typically utilize a replacement cost approach.
●	Real estate loans and non-real estate loans are valued using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.
●	Investments in JVs are valued based on the fair value of the JV’s assets and liabilities. Differences, if any, between the Company’s basis and the JV’s basis are generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of earnings (losses) of the JV.
●	Intangible assets and liabilities acquired are valued using a combination of discounted cash flow projections as well as other valuation techniques based on current market conditions for the intangible asset or liability being acquired. When evaluating below market leases we consider extension options controlled by the lessee in our evaluation.
●	Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.
●	Assumed debt balances are valued by discounting the remaining contractual cash flows using a current market interest rate.
●	Noncontrolling interests are valued using a stock price, if available, or by other methods to estimate the fair value on the acquisition date.

Real Estate Properties

Real estate properties are carried at initial recorded value less accumulated depreciation. The costs of significant improvements, renovations and replacements, including interest are capitalized. Our interest expense reflected in the Consolidated Statements of Operations has been reduced by the amounts capitalized. For the years ended December 31, 2025, 2024 and 2023, we capitalized $1.1 million, $7.3 million and $4.3 million, respectively, of interest to our projects under development. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Expenditures for maintenance and repairs are expensed as they are incurred.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings, eight to 15 years for site improvements, and three to ten years for furniture and equipment. Leasehold interests are amortized over the shorter of the estimated useful life or term of the lease.

Management evaluates our real estate properties for impairment indicators at each reporting period, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance including the current payment status of contractual obligations and expectations of the ability to meet future contractual obligations, legal structure, as well as our intent with respect to holding or disposing of the asset. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to management’s estimate of future undiscounted cash flows of the underlying facilities. Impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows based on our intended use of the property are determined to be less than the carrying values of the assets, with a corresponding adjustment to the net carrying value of the real estate investments. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. Management’s impairment evaluation process, and when applicable, impairment calculations involve estimation of the future cash flows from management’s intended use of the property as well as the fair value of the property. Changes in the facts and circumstances that drive management’s assumptions may result in an impairment to our assets in a future period that could be material to our results of operations.

Lessee Accounting

Omega leases real estate (corporate headquarters and certain other facilities), office equipment and is party to certain ground leases on our owned facilities. We determine if an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at inception of the lease. Short-term leases, defined as leases with an initial term of 12 months or less that do not contain a purchase option, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2025 and 2024, all our leases were classified as operating leases.

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

We record rental income and ground lease expense on a straight-line basis for those assets we lease and are reimbursed by our operators and/or are paid for directly by our operators.

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

We assess the creditworthiness of our borrowers on a quarterly basis. For purposes of determining our allowance for credit loss, we pool financial assets that have similar risk characteristics. We aggregate our financial assets by financial instrument type (i.e. real estate loan, non-real estate loan, etc.) and by our internal risk rating. Our internal credit ratings consider several factors including the collateral and/or security, the performance of borrowers underlying facilities, if applicable, available credit support (e.g., guarantees), borrowings with third parties, and other ancillary business ventures and real estate operations of the borrower. Our internal ratings range between 1 and 7. An internal rating of 1 reflects the lowest likelihood of loss and a 7 reflects the highest likelihood of loss. The characteristics associated with each risk rating is as follows:

●	Risk Rating 1 through 3 – Instruments with minimal to marginally acceptable risk.
●	Risk Rating 4 – Instruments with potential weaknesses identified (Special mention).
●	Risk Rating 5 – Instruments with well-defined weaknesses that may result in possible losses (Substandard).
●	Risk Rating 6 – Instruments that are unlikely to be repaid in full and will probably result in losses (Doubtful).
●	Risk Rating 7 – Instrument that will not be repaid in full and losses will occur (Loss).

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Investments in Unconsolidated Entities

We account for our investments in unconsolidated entities using the equity method of accounting as we exercise significant influence over, but do not control, the entities.

Under the equity method of accounting, the net equity investments of the Company are reflected in the accompanying Consolidated Balance Sheets, and the Company’s share of net income and comprehensive income from the entities are included in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in the unconsolidated entities may be other-than-temporarily-impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such a decline in value is deemed to be other than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investment is determined using a discounted cash flow model which is a Level 3 valuation. We consider a number of assumptions that are subject to economic and market uncertainties including, among others, rental rates, operating costs, capitalization rates, holding periods and discount rates.

In Substance Real Estate Investments

We provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying loan classification are presented as real estate loans receivable and result in the recognition of interest income. Arrangements with characteristics implying real estate JVs are treated as in substance real estate investments and presented as investments in unconsolidated entities and are accounted for using the equity method. The classification of each arrangement as either a real estate loan receivable or investment in unconsolidated entity involves judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guarantees, estimated fair value of the collateral, and significance of borrower equity in the project, among others. The classification of such arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.

Cash and Cash Equivalents and Restricted Cash

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

Deposits

We obtain liquidity deposits and other deposits, security deposits and letters of credit from certain operators pursuant to our lease and mortgage agreements. These generally represent the rental and/or mortgage interest for periods ranging from three to six months with respect to certain of our investments or the required deposits in connection with our HUD borrowings. At December 31, 2025 and 2024, we held $22.9 million and $15.5 million, respectively, in liquidity and other deposits and $80.8 million and $52.7 million, respectively, in security deposits. We also had the ability to draw on $24.2 million and $29.1 million of letters of credit at December 31, 2025 and 2024, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred Financing Costs, Discounts and Premiums

External costs incurred from the placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Deferred financing costs related to our revolving line of credit are included in other assets on our Consolidated Balance Sheets and deferred financing costs related to our other borrowings are included as a direct deduction from the carrying amount of the related liability on our Consolidated Balance Sheets. Original issuance premium or discounts reflect the difference between the face amount of the debt issued and the cash proceeds received and are amortized on a straight-line basis over the term of the related borrowings. Any difference between fair value and stated value of debt, assumed in an assets acquisition or business combination, is recorded as a discount or premium and amortized over the remaining term of the loan. All premiums and discounts are recorded as an addition to or reduction from debt on our Consolidated Balance Sheets. Net amortization of deferred financing costs and premiums or discounts totaled $6.0 million, $10.4 million and $13.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are recorded in interest expense on our Consolidated Statements of Operations.

Earnings Per Share

The computation of basic earnings per share/unit (“EPS”) is computed by dividing net income (loss) available to common stockholders allocable to unrestricted common shares by the weighted-average number of unrestricted shares of common stock outstanding during the relevant period after allocating undistributed earnings between common stockholders and participating securities under the two-class method. Our participating securities include restricted stock and profit interest units, performance restricted stock and profit interest units and deferred shares. The computation of diluted EPS is similar except that the denominator is increased to include the effect of dilutive potential common shares outstanding, including restricted stock and profit interest units, performance restricted stock and profit interest units, the assumed issuance of additional shares related to Omega OP Units held by outside investors, using the if-converted or treasury stock methods. The diluted numerator is adjusted to add back any changes in income or loss that would result from the conversion of potential shares into common shares that are added to the dilutive denominator.

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

Foreign Operations

The U.S. dollar (“USD”) is the functional currency for our consolidated subsidiaries operating in the U.S. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound (“GBP”). Total revenues from our consolidated U.K. operating subsidiaries were $180.1 million, $93.6 million and $56.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our consolidated U.K. operating subsidiaries held long-lived assets of $1.6 billion and $1.1 billion as of December 31, 2025 and 2024, respectively. As discussed in Note 20, in December 2025, we entered into a $87.6 million Canadian dollar denominated loan agreement with a borrower to fund the development of several long-term care facilities in Canada. As of December 31, 2025, no advances had been made on the loan.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

ASU – 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions. We have adopted the guidance in the fourth quarter of 2025 and have included the required disclosures for all periods presented within Note 17 – Taxes. The adoption of the new guidance and related codification improvements did not have a material impact to the Company’s financial position, results of operations or cash flows.

NOTE 3 – REAL ESTATE ASSET ACQUISITIONS AND DEVELOPMENT

2025 Acquisitions

The following table summarizes the significant asset acquisitions that occurred in 2025:

	Number of
	Facilities					Total Real Estate
			Specialty			Assets Acquired(1)
Period	SNF	ALF	and Other		Country/State	(in millions)
Q1	—	2	—		TX	$10.6
Q1	—	4	—		U.K.	47.7
Q2	—	45	—		U.K. & Jersey	344.2	(2)
Q2	—	1	—		CA	11.6
Q2	—	2	—		NM	32.0
Q2	—	1	—		SC	8.5
Q2	8	—	—		TX	105.8
Q3	—	1	—		U.K.	8.6
Q3	—	1	—		U.K.	10.3	(3)
Q3	—	—	1	(4)	NJ	58.6
Q4	—	4	—		WI, NJ, IN	36.9	(5)
Q4	—	1	—		U.K.	15.6
Total	8	62	1			$690.4
(1)	Represents the acquisition cost that was allocated to our real estate assets on a relative fair value basis. This also represents the total cost of the acquisition unless specifically noted within the table, as the assets acquired in our acquisitions typically consist of only real estate assets. From time to time we may have acquisitions in which additional assets and liabilities are assumed.
(2)	In April 2025, the Company acquired 45 facilities in the U.K. and the Bailiwick of Jersey (“Jersey”) for $344.2 million and leased the facilities to four existing and two new operators.
(3)	Relates to a non-cash acquisition of one facility previously subject to a mortgage loan with Omega in which the principal amount under the loan agreement was settled in exchange for title to the facility (see Note 7 – Real Estate Loans Receivable) and $0.2 million of transaction costs incurred related to the non-cash acquisition.
(4)	Relates to a CCRC.
(5)	Relates to facilities that we will own and operate utilizing a RIDEA structure. Total consideration paid for this acquisition was $36.1 million. We allocated $0.1 million of the consideration to other assets and $0.7 million to accrued expenses.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2024 Acquisitions

The following table summarizes the significant asset acquisitions that occurred in 2024:

	Number of			Total Real Estate
	Facilities			Assets Acquired(1)
Period	SNF	ALF	Country/State	(in millions)
Q1	1	—	WV	$8.1
Q1	—	1	U.K.	5.2
Q2	1	—	MI	31.0
Q2	—	32	U.K.	50.8	(2)
Q2	1	—	LA	21.0
Q3	—	63	U.K.	421.0	(3)
Q3	—	1	U.K.	5.1
Q3	1	—	NC	8.8
Q3	—	1	U.K.	10.8
Q4	—	3	U.K.	39.7
Q4	—	1	OR	8.0
Q4	2	—	TX	19.5
Q4	—	6	U.K.	111.5
Total	6	108		$740.5
(1)	Represents the acquisition cost that was allocated to our real estate assets on a relative fair value basis. This also represents the total cost of the acquisition unless specifically noted within the table, as the assets acquired in our acquisitions typically consist of only real estate assets. From time to time we may have acquisitions in which additional assets and liabilities are assumed.
(2)	Total consideration paid for this acquisition was $62.7 million. We allocated $11.9 million of the purchase consideration to a deferred tax asset related to net operating losses acquired in the transaction. See Note 17 – Taxes for additional information.
(3)	Relates to our acquisition of the remaining 51% ownership interest in the Cindat Joint Venture, as defined and discussed below under “Cindat Portfolio Acquisition.” Total costs to be allocated for this acquisition was $461.9 million, inclusive of our previously held equity interest of $97.0 million. We allocated $53.8 million of the costs to be allocated to other assets acquired in the transaction and we allocated $13.0 million of the costs to be allocated to other liabilities assumed in the transaction.

Cindat Portfolio Acquisition

As of December 31, 2023, we held a 49% interest in an unconsolidated real estate JV owning 63 facilities in the U.K. (the “Cindat Joint Venture”) accounted for using the equity method of accounting. As of December 31, 2023, our equity interest was $97.6 million. The 63 facilities are subject to leases with two operators that have contractual rent of $43.6 million per annum with minimum escalators between 1.0% to 2.0% that can escalate further based on certain inflationary measures.

In July 2024, we acquired the remaining 51% interest in the Cindat Joint Venture for total consideration of $364.9 million inclusive of: (i) $98.9 million of cash consideration including direct transaction costs, (ii) the assumption of a £188.6 million mortgage loan (the “2026 Mortgage Loan”) with an estimated fair value of $264.0 million and (iii) deferred contingent consideration of $2.0 million that was paid in December 2024. The fair market value of the mortgage debt assumed was determined by discounting the remaining contractual cash flows using a current market interest rate of comparable debt instruments.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the assets and liabilities recorded as part of the acquisition as of the date of the acquisition:

(in thousands)
Costs to be allocated:
49% equity method investment in Cindat Joint Venture	$96,971
Consideration for additional 51% interest in Cindat Joint Venture	100,921
Fair market value of debt assumed	263,990
Total acquisition cost to be allocated	$461,882

Net assets acquired:
Real estate assets	$421,044
Non-real estate loans receivable	1,632
Cash and cash equivalents	6,866
Restricted cash	14,050
Contractual receivables	8
Other assets	31,278
Total assets	474,878
Accrued expenses and other liabilities	(12,996)
Net assets acquired	$461,882

2023 Acquisitions

The following table summarizes the significant asset acquisitions that occurred in 2023:

	Number of			Total Real Estate
	Facilities			Assets Acquired(1)
Period	SNF	ALF	Country/State	(in millions)
Q1	—	6	U.K.	$26.4	(2)
Q2	4	—	WV	114.8	(3)
Q2	1	—	WV	13.7
Q3	1	—	VA	15.6
Q3	—	14	U.K.	39.5
Q4	1	—	MD	22.5
Q4	—	1	U.K.	3.8
Q4	2	—	LA	24.9
Total	9	21		$261.2

(1)	Represents the acquisition cost that was allocated to our real estate assets on a relative fair value basis. This also represents the total cost of the acquisition unless specifically noted within the table, as the assets acquired in our acquisitions typically consist of only real estate assets. From time to time we may have acquisitions in which additional assets and liabilities are assumed.
(2)	In connection with this acquisition, the Company recorded $9.9 million of right-of-use assets and lease liabilities associated with ground leases assumed in the acquisition.
(3)	In connection with this acquisition, the Company also provided $104.6 million of mezzanine financing discussed further in Note 7 – Real Estate Loans Receivable and Note 8 – Non-Real Estate Receivable.

Construction in progress and Capital Expenditure Investments

We invested $114.5 million, $106.7 million and $82.5 million, respectively under our construction in progress and capital improvement programs during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, four projects were included construction in progress, consisting of developments of SNFs in Virginia, Florida, Maryland and Kansas.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In February 2025, we placed the $201.8 million Inspir Embassy Row construction in progress project into service and began recognizing rental income from the facility. For accounting purposes, the new lease commenced in February 2025 upon the substantial completion of construction of the ALF. The lease provides for an annual cash yield of 6% in the first year following the completion of construction, increasing to 7% in year two and 8% in year three with 2.5% annual escalators thereafter. Rent can be deferred by the operator for months in which certain operating metrics are not met. Deferred rent bears interest at 5% per annum and is required to be repaid in any month in which certain operating metrics are met. We recognized full contractual rental income of $11.9 million related to the lease for the new facility for the year ended December 31, 2025.

NOTE 4 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

We periodically sell facilities to reduce our concentration in certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	December 31,		December 31,
	2025		2024
Number of facilities held for sale	N/A	(1)	12
Amount of assets held for sale (in thousands)	$4,000		$56,194

(1) Relates to a property adjacent to one of our existing facilities.

Asset Sales

2025 Activity

During the year ended December 31, 2025, we sold 49 facilities (45 SNFs and four ALFs) for approximately $282.8 million in net cash proceeds, recognizing a net gain of approximately $67.3 million.

2024 Activity

During the year ended December 31, 2024, we sold 21 facilities (14 SNFs, six ALFs and one specialty facility) for $95.0 million in net cash proceeds, recognizing a net gain of approximately $13.2 million.

2023 Activity

During the year ended December 31, 2023, we sold 69 facilities (64 SNFs, two ALFs, one ILF and two specialty facilities) for $585.0 million in net cash proceeds, recognizing net gains of $79.7 million. Our 2023 facility sales were primarily driven by restructuring transactions and negotiations related to our lease agreements with LaVie Care Centers, LLC (“LaVie”) and Guardian Healthcare (“Guardian”).

During 2023, we sold 37 facilities subject to operating agreements with LaVie for $402.3 million in aggregate consideration, which included cash proceeds of $119.4 million and $282.9 million of pay-offs of the outstanding principal and accrued interest on 29 HUD mortgages on the sold properties made by the buyer, on Omega’s behalf. The sales resulted in an aggregate net gain of $1.0 million. Also in the third quarter of 2023, we recognized the sale of 11 facilities, previously leased to LaVie, related to a December 2022 transaction, that did not meet the contract criteria to be recognized under ASC 610-20 at the legal sale date. During the third quarter of 2023, Omega received an aggregate $104.8 million of principal prepayments for the mortgage from the seller. As a result of the principal prepayments, the Company determined the transaction met the contract criteria under ASC 610-20 and recognized the sale, resulting in a $50.2 million gain during the year ended December 31, 2023, which includes a $25 million contract liability and $5.7 million of deferred interest income received to date.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During 2023, we sold five facilities that were previously leased to Guardian for net cash proceeds of $23.8 million, with no gain or loss on the sale as the facilities had already been impaired down to the estimated fair value less costs to sell. We legally sold one additional facility during 2023, also previously leased to Guardian, that did not meet the contract criteria to be recognized under ASC 610-20.

Sales Not Recognized

As of December 31, 2025 and 2024, we had one and three facility sales, respectively, that were not recognized as a result of not meeting the contract criteria under ASC 610-20 at the legal sale date. During the years ended December 31, 2025 and 2024, we received interest of $5.6 million and $1.7 million, respectively, related to seller financing provided in connection with sales that were not recognized at the legal sale date. The interest received was deferred and recorded as a contract liability within accrued expenses and other liabilities on our Consolidated Balance Sheets.

Real Estate Impairments

2025 Activity

During the year ended December 31, 2025, we recorded impairments of approximately $22.6 million on eight facilities. Of the $22.6 million, $6.3 million related to two facilities that were classified as held for sale and $16.3 million related to six held for use facilities.

2024 Activity

During the year ended December 31, 2024, we recorded impairments of approximately $23.8 million on 14 facilities. Of the $23.8 million, $10.9 million related to six facilities that were classified as held for sale and $12.9 million related to eight held for use facilities.

2023 Activity

During the year ended December 31, 2023, we recorded impairments of approximately $91.9 million on 25 facilities. Of the $91.9 million, $2.6 million related to two facilities that were classified as held for sale and $89.3 million related to 23 held for use facilities.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of our net receivables by type is as follows:

	December 31,	December 31,
	2025	2024

	(in thousands)
Contractual receivables – net	$9,723	$12,611

Effective yield interest receivables	$2,363	$1,839
Straight-line rent receivables	268,688	238,690
Lease inducements	7,519	8,788
Other receivables and lease inducements	$278,570	$249,317

Cash basis operator leases and straight-line rent receivable write-offs

We review our collectibility assumptions related to our operator leases on an ongoing basis. If we determine that it is no longer probable that substantially all rents over the life of a lease are collectible, rental revenue related to the operator lease will be recognized only to the extent of payments received (“cash basis of revenue recognition”), and all related receivables associated with the lease will be written off. Write-offs of contractual and straight-line receivables are recorded as adjustments to rental revenue.

We recognized straight-line rent receivable write-offs of $15.5 million, $2.8 million, and zero for the years ended December 31, 2025, 2024, and 2023, respectively, in connection with placing certain operator leases on a cash basis of revenue recognition. We placed three, four and three operators on a cash basis of revenue recognition for the years ended December 31, 2025, 2024, and 2023, respectively. Several of the operator leases placed on a cash basis of revenue recognition in the comparative years related to new operator leases, so there were no related straight-line rent receivable write-offs associated with these operator leases. As of December 31, 2025, we had 20 operator leases on a cash basis for revenue recognition, which represent 19.0%, 19.9% and 21.4% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2024, we had 21 operator leases on a cash basis for revenue recognition, which represent 20.5% and 22.1% of our total revenues for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2023, we transitioned the portfolios of four cash basis operators with an aggregate of 48 facilities to new or amended leases with five operators. We recognized revenue on a straight-line basis for the leases associated with these five operators. The aggregate initial contractual rent related to the 48 facilities transitioned to these five operators is $48.0 million per annum. The transitioned facilities included 14 facilities of which Omega made or agreed to make termination payments of $15.5 million in aggregate that were recorded as initial direct costs related to the lease with the new operator of the 14 transitioned facilities in the first quarter of 2023. These termination payments are deferred and recognized within depreciation and amortization expense on a straight-line basis over the term of the master lease.

During the years ended December 31, 2025, 2024 and 2023, we also wrote-off $2.5 million, $1.4 million and $8.1 million of straight-line rent receivable balances through rental income as a result of transitioning facilities between existing operators.

Operator updates

Agemo

After Agemo Holdings, LLC (“Agemo”), an operator on a cash basis of revenue recognition, failed to pay contractual rent and interest due under its lease and loan agreements throughout 2022, in the first quarter of 2023, Omega and Agemo entered into a restructuring agreement, an amended and restated master lease and a replacement loan agreement for two replacement loans. As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	forgive and release Agemo from previously written off past due rent and interest obligations related to certain periods prior to the 2018 Restructuring and from August 2021 through January 2023, with contractual rent under the lease agreement and contractual interest under the loan agreements scheduled to resume on April 1, 2023;

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

●	reduce monthly contractual base rent from $4.8 million to $1.9 million following the sales of the 22 facilities, previously leased and operated by Agemo, that occurred in the third and fourth quarters of 2022 (See Note 4 – Assets Held For Sale, Dispositions and Impairments);
●	extend the initial Agemo lease term from December 31, 2030, to December 31, 2036, with three consecutive tenant 10-year extension options; and
●	refinance and restructure the $25.0 million secured working capital loan (the “Agemo WC Loan”) and the $32.0 million term loan (the “Agemo Term Loan”) as discussed in further detail in Note 8 – Non-Real Estate Loans Receivable.

Agemo resumed making contractual rent and interest payments during the second quarter of 2023 in accordance with the restructuring terms discussed above. We recorded rental income of $24.4 million, $23.8 million and $17.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, for the contractual rent payments that were received. No interest income was recognized during the years ended December 31, 2025, 2024 and 2023 on the two loans with Agemo because these loans are on non-accrual status and we are utilizing the cost recovery method, under which any payments are applied against the principal amount.

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

Despite our efforts to restructure the portfolio, LaVie began to short pay contractual rent during the third quarter of 2023, which continued for the remainder of 2023. For the year ended December 31, 2023, LaVie paid total contractual rent of $37.0 million, a total short pay of $21.1 million of the $58.1 million due under the lease agreement after reflecting the deferral discussed above. As LaVie was placed on a cash basis of revenue recognition for lease purposes in the fourth quarter of 2022, only the $37.0 million of contractual rent payments that were received from LaVie were recorded as rental income during the year ended December 31, 2023.

In June 2024, LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division. We provided $10.0 million of a $20.0 million junior secured debtor-in-possession (“DIP”) financing loan to LaVie, as further discussed in Note 8 – Non-Real Estate Loans Receivable. As a condition of the DIP financing, LaVie was required to pay Omega full contractual rent under its lease agreement. We determined LaVie was a VIE after it became a debtor-in-possession and following the issuance of the DIP financing loan. Omega is not the primary beneficiary of LaVie because we do not have the power to control the activities that most significantly impact LaVie’s economic performance. See Note 10 – Variable Interest Entities, for additional disclosures surrounding our VIEs. On December 5, 2024, a plan of reorganization was confirmed by the Bankruptcy Court, pursuant to which the LaVie master lease agreement was to be assumed and assigned by the reorganized debtor upon the effective date of the plan.

Prior to its bankruptcy filing, LaVie short paid contractual rent under its lease agreement by $8.8 million. Following the bankruptcy filing, LaVie resumed making full contractual rent payments due under its lease agreement. As LaVie was on a cash basis of revenue recognition for lease purposes, rental income recorded was equal to cash received of $28.6 million during the year ended December 31, 2024.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the first and second quarters of 2025, LaVie paid full contractual rent of $15.5 million through the date the plan of reorganization became effective. We did not recognize any interest income related to LaVie during the years ended December 31, 2025, 2024 and 2023, as the three loans that were outstanding during the periods have interest paid-in-kind (“PIK”) and were on non-accrual status.

Following the June 1, 2025 effective date of the plan of reorganization, Avardis paid full contractual rent of $21.9 million during the year ended December 31, 2025. Avardis is on a straight-line basis for rental income recognition, and we recognized $25.5 million of rental income related to Avardis during the year ended December 31, 2025.

Maplewood

In the first quarter of 2023, we agreed to a formal restructuring agreement, master lease amendments and loan amendments with Maplewood Senior Living (along with affiliates, “Maplewood”). As part of the restructuring agreement and related agreements, Omega agreed to, among other things:

●	extend the maturity date of the master lease from December 2033 to December 2037 with two consecutive 5-year tenant extension options;
●	fix contractual rent at $69.3 million per annum (December 2022 rent annualized) and defer the 2.5% annual escalators under our lease agreement through December 31, 2025, with mandatory repayments to be made subject to certain metrics and due in full by the maturity date;
●	fund $22.5 million of capital expenditures through December 31, 2025;
●	extend the maturity date of the secured revolving credit facility (the “Maplewood Revolver”) from June 2030 to June 2035 with one borrower 2-year extension option;
●	increase the capacity of the Maplewood Revolver from $250.5 million to $320.0 million, inclusive of PIK interest applied to principal;
●	convert the 7% per annum cash interest due on the Maplewood Revolver to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, and 4% cash interest and 3% PIK interest in 2025 and through the maturity date;
●	pay a one-time option termination fee of $12.5 million to Maplewood; and
●	reduce Maplewood’s share of any future potential sales proceeds (in excess of our gross investment) by the unpaid deferred rent balance, the $22.5 million of capital expenditures and the $12.5 million option termination fee payment.

Shortly after the restructuring was completed, on March 31, 2023, Greg Smith, the principal and chief executive officer of Maplewood, passed away. Mr. Smith had been a guarantor of Maplewood’s contractual obligations pursuant to a $40.0 million limited unconditional guaranty agreement. Maplewood began to short pay contractual rent under its lease agreement during the second quarter of 2023.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In June 2024, Omega executed a non-binding term sheet with the key members of the existing Maplewood management team (the “Key Principals”) and the Greg Smith estate (the “Estate”) which outlined the terms of a proposed transition, in which the Key Principals would become the new majority equity holders in the Maplewood entities. The proposed transition included maintaining the Maplewood lease agreement and the Maplewood Revolver provided by Omega. On July 31, 2024, we entered into a settlement agreement (the “Settlement Agreement”) with the Estate and submitted it to the probate court for approval. The Settlement Agreement, among other things, grants Omega the right to direct the assignment of Mr. Smith’s equity to the Key Principals or their designee(s) or another designee of Omega’s choosing, with the Estate remaining liable under Mr. Smith’s guaranty until August 2025, and required Omega to refrain from exercising contractual rights or remedies in connection with the defaults. On August 26, 2024, the probate court approved the Settlement Agreement. In the fourth quarter of 2025, we received the final regulatory approvals related to the licensure of Maplewood’s operating assets, and the transition of the equity to the Key Principals was completed. Concurrently with the transition of the equity to the Key Principals, on December 11, 2025, Omega entered into a restructuring agreement and amended its master lease agreement for 17 facilities (the “Maplewood Master Lease”) and the Maplewood Revolver. The single facility lease for the Inspir Embassy Row property in Washington D.C. was not modified as part of the restructuring. As part of the restructuring agreement and related agreements, Omega and Maplewood agreed, among other things:

●	to reinstate the 2.5% annual contractual rent escalators that were allowed to be deferred as part of the 2023 restructuring agreement terms, resulting in contractual rent of $76.5 million for 2026 for the 17 facilities under the Maplewood Master Lease, increasing annually by 2.5% thereafter;
●	allow for the deferral of monthly rent (with 5% interest if outstanding longer than 18 months) if certain conditions are met, but require a minimum amount of contractual rent to be paid annually including $62.1 million for 2026 and $70.0 million for 2027, increasing annually by 2.5% thereafter;
●	provide up to $43.0 million of incentive payments to Maplewood based on achievement of certain metrics and conditions ($8.0 million of which was paid upon execution of the restructuring agreement as targets had already been achieved);
●	extend the maturity date of the Maplewood Revolver from June 2035 to June 2037;
●	retrospectively allow the interest due on the Maplewood Revolver dating back to January 1, 2023 to be paid-in-kind; and
●	reduce Maplewood’s share of any future potential sales proceeds (in excess of our gross investment) by any incentive payments made to Maplewood.

For the year ended December 31, 2023, Maplewood paid total contractual rent of $57.8 million, a total short pay of $11.5 million of the $69.3 million due under the lease agreement for the year after reflecting the impact of deferred escalators. Omega applied all $4.8 million of Maplewood’s security deposit towards the total year to date shortfall and recognized rental income of $62.6 million for the year ended December 31, 2023. The $12.5 million option termination fee payment made in the first quarter of 2023 in connection with the restructuring agreement was accounted for as a lease inducement. As Maplewood is on a cash basis of revenue recognition, the inducement was immediately expensed and was recorded as a reduction to the $62.6 million of rental income recognized for the year ended December 31, 2023. For the year ended December 31, 2024, Maplewood paid total contractual rent of $47.5 million, a total short pay of $21.8 million of the $69.3 million of contractual rent due under the lease agreement for the year after reflecting the impact of deferred escalators. For the year ended December 31, 2025, Maplewood paid total contractual rent of $58.9 million compared to the $69.3 million of contractual rent due under the lease agreement for the year after reflecting the impact of deferred escalators. These amounts exclude contractual rent and payments related to Inspir Embassy Row in Washington D.C. of $11.9 million for the year ended December 31, 2025, which were paid in full and are separately discussed in Note 3– Real Estate Asset Acquisitions and Development. As discussed further in Note 7 – Real Estate Loans Receivable, we recorded interest income of zero, zero and $1.5 million on the Maplewood Revolver during the years ended December 31, 2025, 2024 and 2023, respectively. Following the restructuring and transition of the equity to the Key Principals, the lease remains on a cash basis of revenue recognition and the Maplewood Revolver remains on a non-accrual basis.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In January 2026, Maplewood paid $6.3 million under its lease agreements, $1.1 million of which relates to Inspir Embassy Row in Washington D.C.

Genesis

In March 2025, Genesis Healthcare, Inc. (“Genesis”), an operator on a cash basis of rental revenue recognition, failed to make a rent payment due under its lease agreement and interest payment due under one of its three loan agreements. In July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. Genesis will continue to operate, as a DIP, the 31 facilities subject to a master lease agreement with Omega, unless and until Genesis’ leasehold interest under the master lease agreement is rejected or assumed and assigned. We provided $8.0 million of a $30.0 million junior secured DIP financing, along with other lenders, to Genesis to support sufficient liquidity to, among other things, operate its facilities during bankruptcy, as further discussed in Note 8 – Non-Real Estate Loans Receivable. As a condition of the DIP financing, Genesis is required to pay Omega full contractual rent under its lease agreement. On January 14, 2026, 101 W State Street Holdings, LLC (“WSSH”) was named the winning bidder in the auction to acquire Genesis’ assets, and on January 26, 2026, the Bankruptcy Court approved the sale to WSSH, subject to satisfaction of the terms and conditions of the purchase and sale agreement between Genesis and WSSH. To the extent that the transaction is consummated, closing is not expected in the next 90-120 days. Genesis has not yet elected to assume and assign the Omega lease to WSSH. If the transaction closes, it is anticipated that the cash proceeds of the sale will be sufficient to repay the DIP and Omega term loans. As discussed in Note 20 – Commitments and Contingencies, the Statutory Unsecured Claimant’s Committee has filed a proposed Complaint and Preliminary Objection regarding the collateral supporting our term loans (discussed in Note 8 – Non-Real Estate Loans Receivable) and regarding payments received by Omega under its lease and loan obligations in the 90 days prior to the Genesis bankruptcy filing date.

Since commencing the bankruptcy process in July 2025, Genesis made all required contractual rent and interest payments through the end of 2025. As Genesis is on a cash basis of revenue recognition, we recognized rental income of $51.2 million, $48.1 million, and $51.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The $51.2 million recognized in 2025 includes $47.0 million for contractual rent payments received and $4.2 million from the application of proceeds from the letter of credit in March 2025 that was held as collateral from Genesis. In addition, we recognized interest income of $17.1 million (which includes $0.1 million from the application of proceeds from the letter of credit) related to loans with Genesis during the year ended December 31, 2025. After the application of proceeds from the letter of credit, there is $3.5 million remaining under the letter of credit. In January 2026, Genesis paid full contractual rent and interest of $4.5 million.

Guardian

In August 2023, Guardian, an operator on a cash basis of revenue recognition, failed to make the contractual rent payment due under its lease agreement and continued to fail to make the required contractual rent payments due under its lease agreement throughout the remainder of 2023. We applied $6.3 million of Guardian’s security deposit to fund the unpaid rent for payment missed in the third and fourth quarters. As Guardian is on a cash basis of revenue recognition, we recorded rental income of $16.8 million for the year ended December 31, 2023 for the contractual rent payments that were received from Guardian and through the application of Guardian’s security deposit.

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

Additionally, no mortgage interest income was recognized on the Guardian mortgage loan (discussed in Note 7 – Real Estate Loans Receivable) during the year ended December 31, 2023 as we were accounting for this loan under the cost recovery method.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Lease Inducements

We funded $10.0 million, $1.0 million and $15.9 million of lease inducements or incentives to operators during the years ended December 31, 2025, 2024 and 2023, respectively. Lease inducements are deferred and amortized as a reduction to rental income over the remaining contractual term of the related lease if the operator’s lease is recognizing revenue on a straight-line basis. To the extent the related operator lease is on a cash basis of revenue recognition, the full lease inducement is recorded as a reduction to rental income in the period it was paid.

NOTE 6 – LEASES

Lease Income

The following table summarizes the Company’s rental income:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Fixed income from operating leases	$985,894	$871,189	$811,123
Variable income from operating leases	15,891	15,718	14,257
Interest income from direct financing leases	180	1,003	1,014
Total rental income	$1,001,965	$887,910	$826,394

Our variable lease income primarily represents the reimbursement of real estate taxes by operators that Omega pays directly.

Lessor – Operating Leases

The following amounts reflect the future minimum lease payments due to us for the remainder of the initial terms of our operating leases as of December 31, 2025:

(in thousands)
2026	$1,034,973
2027	1,030,128
2028	1,010,023
2029	1,003,679
2030	989,436
Thereafter	6,937,245
Total	$12,005,484

Lessor – Direct Financing Leases

During the first quarter of 2025, we terminated our one direct financing lease, along with several operating leases with the same operator, and entered into a new consolidated operating lease for all facilities leased to the operator. In connection with the termination of the direct financing lease, we reclassified $9.4 million from investment in direct financing lease to real estate assets. In connection with the execution of the new consolidated lease agreement, we paid $10.0 million to the operator, which was treated as lease inducement. As this operator is on a cash basis of revenue recognition, the inducement was immediately expensed and was recorded as a reduction to the rental income recognized for the year ended December 31, 2025. See additional discussion within Note 5 – Contractual Receivables and Other Receivables and Lease Inducements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Lessee – Operating Leases

As of December 31, 2025, the Company is a lessee under ground leases and/or facility leases related to 10 SNFs, four ALFs, one specialty facility and our corporate headquarters. For the years ended December 31, 2025, 2024 and 2023, the expenses associated with these operating leases were $3.3 million, $3.2 million and $2.8 million, respectively, and are included within general and administrative expense on the Statements of Operations.

In connection with a 6-facility asset acquisition in the first quarter of 2023, the Company recorded $9.9 million of right-of-use assets and lease liabilities associated with ground leases assumed in the acquisition.

The following table summarizes the balance sheet information related to leases where the Company is a lessee:

	December 31,	December 31,
	2025	2024

	(in thousands)
Other assets - right of use assets	$27,283	$28,302

Accrued expenses and other liabilities – lease liabilities	$29,512	$30,328

NOTE 7 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of December 31, 2025, our real estate loans receivable consists of 20 fixed rate mortgages on 91 operating long-term care facilities and 20 other real estate loans. The facilities subject to the mortgage notes are operated by 15 independent healthcare operating companies and are located in 9 states and within the U.K. The other real estate loans are with 16 of our operators as of December 31, 2025. We monitor compliance with the loans and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

A summary of our real estate loans receivable by loan type and by borrower and/or guarantor is as follows:

	As of December 31, 2025
	Weighted	Weighted
	Average	Average Years		December 31,	December 31,
	Interest Rate	to Maturity		2025	2024

				(in thousands)
Mortgage notes receivable – gross	10.9%	3.9	(1)	$931,616	$982,327
Allowance for credit losses on mortgage notes receivable				(33,298)	(39,562)
Mortgage notes receivable – net				898,318	942,765
Other real estate loans – gross	9.0%	7.6	(2)	524,169	517,220
Allowance for credit losses on other real estate loans				(41,538)	(31,687)
Other real estate loans – net				482,631	485,533
Total real estate loans receivable – net				$1,380,949	$1,428,298
(1)	Consists of mortgage notes with maturity dates ranging from 2026 through 2037 (with $196.9 million maturing in 2026). One of the mortgage notes with an aggregate principal balance of $6.4 million is past due and has been written down, through our allowance for credit losses, to the estimated fair value of the underlying collateral of $1.5 million.
(2)	Consists of other real estate loans with maturity dates ranging from 2026 through 2037 (with $16.6 million maturing in 2026).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Mortgage notes – interest income	$104,987	$91,434	$68,340
Other real estate loans – interest income	29,616	35,366	29,426
Total real estate loans interest income	$134,603	$126,800	$97,766

The following is a summary of advances and principal repayments under our real estate loans:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Advances on new real estate loans receivable(1)	$65,447	$370,248	$224,121
Advances on existing real estate loans receivable	17,300	7,922	20,836
Principal repayments on real estate loans receivable(2)	(115,687)	(77,882)	(51,884)
Net cash advances (repayments) on real estate loans receivable	$(32,940)	$300,288	$193,073

(1)	Consists of advances under 19, 29 and 12 new real estate loans originated during 2025, 2024 and 2023, respectively, with a weighted average interest rate of 10.3%, 10.5% and 10.9% during the years ended December 31, 2025, 2024 and 2023, respectively.
(2)	Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Included below is additional discussion on any significant new loans issued and/or significant updates to any existing loans.

Ciena Healthcare Management, Inc (“Ciena”) Mortgage Loans

As of December 31, 2025 and 2024, Omega had $480.0 million and $525.5 million, respectively, of mortgage notes with Ciena secured by 34 and 38 facilities, respectively. The mortgage loans bear interest at a weighted average interest rate of 11.8% and mature on June 30, 2030. During the year ended December 31, 2025, Ciena made $40.6 million of early repayments on mortgage notes with a weighted average interest rate of 11.6% as of the repayment date, subject to the master mortgage agreement with Ciena.

U.K. Mortgage Loans

In May 2024, we funded an aggregate $71.7 million under two new mortgage loans to an existing U.K. operator secured by first mortgage liens on two parcels of land that the U.K. operator intends to develop into two facilities. Both mortgage loans bear interest at 10.0% per annum and had original maturity dates of October 28, 2024. During the fourth quarter of 2024, the $18.5 million mortgage loan was extended to February 28, 2025 prior to being refinanced into a mezzanine loan in the first quarter of 2025. Through multiple amendments in 2024 and 2025, the maturity date of the $53.2 million mortgage loan was extended to January 31, 2026.

During the fourth quarter of 2024, we funded an additional $61.7 million and $39.1 million, respectively, under two new mortgage loans to the same existing U.K. operator discussed above that originally bore interest at 11.0% per annum. The $61.7 million mortgage loan had an original maturity date of October 29, 2025, and the $39.1 million mortgage loan had an original maturity date of November 27, 2025. Both mortgage loans contain a purchase option, whereby Omega can purchase the facilities that secure the applicable mortgage loan. The purchase options can be exercised upon the occurrence of certain conditions. During the fourth quarter of 2025, both of these mortgage loans were amended to extend the maturity dates to April 30, 2026 and reduce the interest rate to 10% per annum.

As of December 31, 2025 and 2024, the outstanding principal balance on the four loans discussed above was $172.5 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

$60.0 million Mortgage Loan

In December 2023, we funded a $50.0 million mortgage loan to a new operator secured by a first mortgage lien on the operator’s four facilities. The mortgage loan bears interest at 10% per annum and matures on December 28, 2028. During the fourth quarter of 2024, the mortgage loan was amended to increase the maximum principal to $60.0 million. As of December 31, 2025 and 2024, the outstanding principal balance of this mortgage note was $53.8 million.

Guardian Mortgage Loan

As of January 1, 2023, we had an $82.0 million four-facility first mortgage loan outstanding with Guardian that was on non-accrual status and being accounted for under the cost recovery method as a result of ongoing liquidity issues. During the year ended December 31, 2023, we received $3.9 million of interest payments that we applied against the outstanding principal balance of the loan and recognized a recovery for credit loss equal to the amount of payments applied against principal.

In the second quarter of 2023, Guardian sold the four facilities subject to the mortgage note with Omega. Guardian used $35.2 million of proceeds from the sale of the facilities to make a principal repayment to Omega, in the same amount, against the mortgage note. Following the repayment, Omega agreed to release the mortgage liens on these facilities and forgive the remaining $46.8 million of outstanding principal due under the mortgage note. We had previously established an allowance for credit loss to reserve this loan down to $35.2 million in anticipation of this settlement. Following the sale in the second quarter of 2023, we wrote off the outstanding principal and related allowance associated with the mortgage loan. As a result, Guardian no longer has any outstanding loan obligations to us.

Maplewood Revolving Credit Facility

In July 2020, we entered into the Maplewood Revolver as a part of an overall restructuring with this operator. Loan proceeds under the Maplewood Revolver may be used to fund Maplewood’s working capital needs. The loan is secured by a leasehold mortgage and Maplewood’s share of any future potential sales proceeds of facilities subject to the Maplewood Master Lease. Advances made under the Maplewood Revolver bear interest at a fixed rate of 7% per annum. The loan is on non-accrual status for interest income recognition. Maplewood was determined to be a VIE when this loan was originated in 2020. Our balances and risk of loss associated with Maplewood are included within our disclosures in Note 10 – Variable Interest Entities.

In the first quarter of 2023, Omega entered into a restructuring agreement and a loan amendment that modified the Maplewood Revolver. As part of the restructuring agreement and loan amendment, Omega agreed to extend the maturity date to June 2035, increase the capacity of the Maplewood Revolver to $320.0 million, including PIK interest applied to the principal, and to convert the 7% cash interest due on the Maplewood Revolver to all PIK interest in 2023, 1% cash interest and 6% PIK interest in 2024, and 4% cash interest and 3% PIK interest in 2025 and through the maturity date. The maximum PIK interest allowable under the Maplewood Revolver, as amended, was $52.2 million. This amendment was treated as a loan modification provided to a borrower experiencing financial difficulty.

In the fourth quarter of 2025, we received the final regulatory approvals related to the licensure of Maplewood’s operating assets, and the transition of the equity to the key management team members was completed. Concurrently with the transition of the equity to the new management team, on December 11, 2025, Omega entered into a restructuring agreement and amended the Maplewood Master Lease and the Maplewood Revolver. The loan amendment extended the maturity date of the Maplewood Revolver from June 2035 to June 2037. In addition, the amendment also allows for the payment of interest due on the Maplewood Revolver to be paid-in-kind through maturity, effective retroactively beginning January 1, 2023. For the years ended December 31, 2025 and 2024, prior to the amendment, Maplewood missed cash interest payments of $11.9 million and $2.7 million, respectively. As the loan is on non-accrual status, the previously missed cash interest payments due under the loan were never recognized as interest income. Therefore, subsequent to the amendment, the missed cash interest payments will increase the principal balance of the loan but will not be included in the amortized cost basis of the loan. The interest rate remains at 7% per annum. Omega has no obligation to make any additional cash advances under the loan, but additional PIK interest added to the principal is allowable with no limit. This amendment was treated as a loan modification provided to a borrower experiencing financial difficulty.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

We adjusted the internal risk rating on the Maplewood Revolver, utilized as a component of our allowance for credit loss calculation, from a 3 to a 4 in the second quarter of 2023 when Maplewood began to short-pay contractual rent under its lease agreement. In the first quarter of 2024, we again adjusted the internal risk rating from a 4 to 5 to reflect the increased risk of the Maplewood Revolver as a result of the missed interest payments in the first quarter of 2024, discussed below, and due to Maplewood continuing to pay interest in kind on the loan. We believe the internal risk rating of a 5 appropriately reflects the risks as of December 31, 2025. See the allowance for credit losses attributable to real estate loans with a 5 internal risk rating within Note 9 – Allowance for Credit Losses.

During the year ended December 31, 2023, we recorded interest income of $1.5 million on the Maplewood Revolver for the contractual interest payment received related to December 2022, as the loan was placed on non-accrual status for interest recognition during the fourth quarter of 2022. We did not record any interest income related to the PIK interest during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, the outstanding principal balance of the Maplewood Revolver was $323.8 million and $301.7 million, respectively, and the amortized cost basis of the Maplewood Revolver was $263.6 million, which represents 18.1% and 17.6%, respectively, of the total amortized cost basis of all real estate loan receivables.

$68.0 million Mezzanine Loan

In April 2023, we entered into a mezzanine loan with a principal balance of $68.0 million with an existing operator and its affiliates in connection with the operator’s acquisition of 13 SNFs in West Virginia. The loan matures on April 13, 2029 and bears interest at a variable rate that results in a blended interest rate of 12% per annum across this loan and three other existing loans with the operator. The loan requires quarterly principal payments of $1.0 million commencing on July 1, 2023 and additional payments contingent on certain metrics. The loan is secured by a leasehold mortgage and a pledge of the operator’s equity interest in subsidiaries of the operator. As of December 31, 2025 and 2024, the amortized cost basis of the mezzanine loan is $53.8 million and $57.2 million, respectively.

NOTE 8 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower and/or personal guarantees. As of December 31, 2025, we had 40 loans with 27 different borrowers. A summary of our non-real estate loans by borrower and/or guarantor is as follows:

	As of December 31, 2025
	Weighted	Weighted
	Average	Average Years		December 31,	December 31,
	Interest Rate	to Maturity		2025	2024

				(in thousands)
Working capital loans receivable	9.6%	0.8	(1)	$55,010	$57,071
Other loans receivable	10.3%	3.3	(2)	375,574	397,998
Non-real estate loans receivable – gross				430,584	455,069
Allowance for credit losses on non-real estate loans receivable				(100,262)	(122,795)
Total non-real estate loans receivable – net				$330,322	$332,274
(1)	Consists of revolving working capital loans receivable collateralized by the accounts receivable of the applicable borrower with maturity dates ranging from 2026 to 2029 (with $47.1 million maturing in 2026).
(2)	Consists of other loans receivable with maturity dates ranging from 2026 to 2037 (with $219.6 million maturing in 2026). One of the other notes outstanding with an aggregate principal balance of $6.4 million is past due and has been reserved down to the estimated fair value of the underlying collateral of zero through our allowance for credit losses.

For the years ended December 31, 2025, 2024 and 2023, non-real estate loans generated interest income of $40.5 million, $30.4 million and $22.1 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of advances and principal repayments under our non-real estate loans:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Advances on new non-real estate loans receivable	$17,517	$60,618	$147,437
Advances on existing non-real estate loans receivable	37,863	14,801	18,700
Principal repayments on non-real estate loans receivable(1)	(68,058)	(119,736)	(23,000)
Net cash advances (repayments) on non-real estate loans receivable	$(12,678)	$(44,317)	$143,137

(1)	Consists of advances under seven, 13 and 19 new non-real estate loans originated during 2025, 2024 and 2023, respectively, with weighted average interest rates of 11.9%, 8.4% and 10.5% for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)	Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Included below is additional discussion on any significant new loans issued and significant updates to any existing loans.

Genesis Non-Real Estate Loans

Omega has two secured term loans with Genesis with initial borrowings of $48.0 million and $16.0 million at issuance that previously were included as real estate loans receivables within our Consolidated Balance Sheets. The $48.0 million term loan was issued in July 2016 (the “2016 Term Loan”), with subsequent amendments in 2018, 2019, 2021, 2023 and 2024 (discussed below), and currently bears interest at a fixed rate of 14% per annum. The $16.0 million secured term loan was issued on March 6, 2018 (the “2018 Term Loan,” together with the 2016 Term Loan, the “Genesis Term Loans”), with subsequent amendments in 2021, 2023 and 2024 (discussed below), and bears interest at a fixed rate of 10% per annum. On September 30, 2024, the loans were amended to (i) modify the priority of certain real estate collateral securing the loans so that they are primarily collateralized by a first priority lien on the equity of several ancillary businesses of Genesis, (ii) extend the maturity date from June 30, 2025 to June 30, 2026 and (iii) keep the existing interest rates but reduce the portion of contractual interest permitted to be paid in kind from 9.0% to 3.5% per annum on the 2016 Term Loan and from 5.0% to 2.5% per annum on the 2018 Term Loan beginning September 1, 2025. Following the modification to the priority of certain real estate collateral available to us under the loan agreements, we adjusted our presentation of these loans from real estate loans receivable to non-real estate loans receivable as of September 30, 2024. As of December 31, 2025 and 2024, there was $104.4 million and $93.4 million, respectively, of principal outstanding on the 2016 Term Loan and $24.2 million and $22.5 million, respectively, of principal outstanding on the 2018 Term Loan.

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, in July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Dallas Division. As described in Genesis’ filings with the Bankruptcy Court, we provided, $8.0 million of a $30.0 million DIP financing, along with other lenders, to Genesis to support sufficient liquidity to, among other things, operate its facilities during bankruptcy. The DIP financing loan bears PIK interest at 14.0% per annum, payable monthly in arrears. The principal is due upon maturity. The DIP loan matures on the earlier of (i) February 4, 2026, (ii) the effective date of a plan of reorganization or liquidation in the Chapter 11 cases or (iii) upon an event of default as defined in the DIP loan agreement. Prior to its maturity on February 4, 2026, the DIP loan was in default. Upon maturity, the DIP loan was not paid, which is another event of default. The DIP loan Agent, on behalf of the DIP lenders, has issued a default notice and reserved all rights and remedies under the DIP loan documents. Omega, along with other DIP and term loan lenders, have agreed to forbear from exercising remedies, except for charging default interest on the DIP and term loans, until February 13, 2026. The DIP lenders hold a third and fourth priority security interest in all of Genesis’ assets, which includes a third priority security interest in cash and accounts receivable, other than (i) certain claims and causes of action arising under the US. Bankruptcy Code and (ii) any causes of action that are not accounts receivable or accounts ((i) and (ii), collectively, the “Excluded Claims”). Proceeds of any future asset sales, claims and causes of action other than the Excluded Claims and debt or equity issuances will all serve as collateral for the DIP loans. The interim DIP order approved, as part of the bankruptcy process, the DIP budget, which allows interest payments due under Omega’s Genesis Term Loans to be satisfied in kind during the bankruptcy, except for budgeted adequate protection payments that will be applied as interest on the 2016 Term Loan. During the year ended December 31, 2025, we received $0.4 million of adequate protection payments.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As part of our ongoing credit loss procedures, we evaluated the fair value of the collateral available to us under the Genesis Term Loan agreements and the DIP financing based on appraisals and market indicators and determined there is sufficient collateral to support the outstanding principal on each of the Genesis Term Loans and the DIP financing. Based on our determination regarding the sufficiency of the collateral, the Genesis Term Loans and the DIP financing remain on an accrual basis. As of December 31, 2025, the internal risk rating on the Genesis Term Loans and the DIP financing is a 4, which we believe appropriately reflects the risks associated with the loans as of December 31, 2025.  As discussed in Note 20 – Commitments and Contingencies, the Statutory Unsecured Claimant’s Committee has filed a proposed Complaint and Preliminary Objection regarding the collateral supporting our term loans and regarding payments received by Omega under its lease and loan obligations in the 90 days prior to the Genesis bankruptcy filing date.

Agemo Non-Real Estate Loans

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, in the first quarter of 2023, Omega entered into a restructuring agreement and a replacement loan agreement that modified existing Agemo loans. Under the restructuring agreement, the outstanding principal of a $32.0 million secured term loan was refinanced into a new $32.0 million loan (“Agemo Replacement Loan A”). The outstanding principal of a $25.0 million secured working capital loan and the aggregate rent deferred and outstanding under the Agemo lease agreement was combined and refinanced into a new $50.2 million loan (“Agemo Replacement Loan B” and with Agemo Replacement Loan A, the “Agemo Replacement Loans”). The Agemo Replacement Loans bore interest at 5.63% per annum through October 2024 but increased following October 2024 to 5.71% per annum until maturity. The Agemo Replacement Loans mature on December 31, 2036. Beginning in January 2025, Agemo was required to make principal payments on the Agemo Replacement Loans dependent on certain metrics. These amendments were treated as loan modifications provided to a borrower experiencing financial difficulty. Both of these loans are on non-accrual status, and we are utilizing the cost recovery method, under which any payments, if received, are applied against the principal amount. The loans are reserved down to the estimated fair value of the underlying collateral.

During the years ended December 31, 2025, 2024, 2023, we received $4.7 million, $4.7 million and $3.2 million, respectively, of interest payments from Agemo that we applied against the outstanding principal of the loans and recognized a recovery for credit loss equal to the amount of payments applied against the principal. As of December 31, 2025 and 2024, the amortized cost basis of these loans was $67.3 million and $73.1 million, respectively, which represents 15.6% and 16.1%, respectively, of the total amortized cost basis of all non-real estate loans receivables. As of December 31, 2025 and 2024, the total reserves related to the Agemo Replacement loans were $66.4 million and $70.9 million, respectively.

$50.0 million Secured Term Loan

In December 2023, the Company entered into a $50.0 million secured term loan with a principal of an operator that bears interest at a fixed rate of 11% per annum and matures on December 19, 2026. In connection with entering into this loan, we also entered into two lease amendments to extend the term of two leases with entities associated with this principal. The loan is collateralized by a pledge of equity interests in a closely held corporation of which the principal is the majority owner. The loan requires monthly interest and principal payments commencing January 19, 2024. As of December 31, 2025 and 2024, there was $43.9 million and $47.1 million, respectively, outstanding on the secured term loan.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

$45.0 million Unsecured Revolving Credit Facility

On July 8, 2019, the Company entered into an unsecured revolving credit facility agreement with a principal of an operator, that has been subsequently amended multiple times in 2022, 2023, 2024 and 2025. In February 2024, we amended the revolving credit facility agreement to, among other changes, extend the maturity date to December 31, 2025, reduce the maximum principal under the loan from $55.0 million to $45.0 million and modify the mandatory principal payments required under the loan. Additionally, the amendment increased the interest rate on principal balances exceeding $15.0 million to 8% in January 2024, with further interest rate increases to 9% and 10% in April 2024 and June 2024, respectively. The interest rate remains at 7.5% for borrowings that do not exceed $15.0 million. In December 2024, the loan was amended to increase the interest rate on the entire balance outstanding to 12.5% per annum beginning January 1, 2025 and modify the principal payment schedule. During fourth quarter of 2025, the maturity date of this loan was extended to June 30, 2026 and required additional principal payments contingent upon the completion of certain restructuring transactions by the operator. As of December 31, 2025 and 2024, the outstanding principal on the loan was $32.5 million and $42.5 million, respectively.

LaVie Non-Real Estate Loans

As discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements, on June 2 and 3, 2024, LaVie commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division. As described in LaVie’s filings with the Bankruptcy Court, we provided $10.0 million of DIP financing to LaVie in order to support sufficient liquidity to, among other things, effectively operate its facilities during bankruptcy. Another lender, also agreed to provide $10.0 million of DIP financing to LaVie, which is pari passu to Omega’s loan. The DIP loan bore interest at 10.0% and was paid-in-kind in arrears on a monthly basis. The principal was due upon maturity.

In addition to the DIP financing discussed above, we also had a $25.0 million term loan and an $8.3 million term loan with LaVie.

Given the risks associated with the bankruptcy process, LaVie’s liquidity issues and insufficient collateral, we evaluated the risk of loss on all of Omega’s loans with LaVie on an individual basis and wrote down any remaining unreserved balances associated with these loans during the course of 2024 and 2025. We recorded provisions for credit losses of $4.0 million and $9.6 million associated with LaVie’s outstanding loans for the years ended December 31, 2025 and 2024. During the second quarter of 2025, the DIP loan and $8.3 million term loan were discharged as part of the LaVie plan of reorganization that was made effective on June 1, 2025 and we wrote off the principal and allowance associated with these loans. As of December 31, 2025 and 2024, the amortized cost basis of the one and three, respectively, LaVie loans outstanding was $24.5 million and $38.3 million, which represents 5.7% and 8.4% respectively, of the total amortized cost basis of all non-real estate loan receivables. The total reserve as of December 31, 2025 related to the remaining LaVie loan was $24.5 million.

No interest income was recorded for any LaVie loans during the years ended December 31, 2025, 2024 and 2023 as all three loans were on non-accrual status.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 9 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses, summarized by financial instrument type and internal credit risk rating, for the years ended December 31, 2025, 2024 and 2023 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2024	Provision (recovery) for Credit Loss for the year ended December 31, 2025(1)		Write-offs charged against allowance for the year ended December 31, 2025		Other additions to the allowance for the year ended December 31, 2025		Allowance for Credit Loss as of December 31, 2025
		(in thousands)
1	Real estate loans receivable	$312	$(98)		$—		$—		$214
2	Real estate loans receivable	492	(312)		—		—		180
3	Real estate loans receivable	10,991	(1,019)		—		—		9,972
4	Real estate loans receivable	22,528	(3,431)		—		—		19,097
5	Real estate loans receivable	25,476	9,677		—		—		35,153
6	Real estate loans receivable	11,450	(1,230)		—		—		10,220
	Sub-total	71,249	3,587	(2)	—		—		74,836

5	Investment in direct financing leases	1,605	—		—		(1,605)	(3)	—
	Sub-total	1,605	—		—		(1,605)		—

2	Non-real estate loans receivable	37	2		—		—		39
3	Non-real estate loans receivable	1,868	(826)		—		—		1,042
4	Non-real estate loans receivable	2,268	(1,362)		—		—		906
5	Non-real estate loans receivable	43,287	(2,159)		—		—		41,128
6	Non-real estate loans receivable	75,335	3,321		(21,509)	(4)	—		57,147
	Sub-total	122,795	(1,024)	(2)	(21,509)		—		100,262

2	Unfunded real estate loan commitments	1	(1)		—		—		—
3	Unfunded real estate loan commitments	461	(52)		—		—		409
4	Unfunded real estate loan commitments	40	4,560		—		—		4,600
5	Unfunded real estate loan commitments	1,767	(1,767)		—		—		—
2	Unfunded non-real estate loan commitments	13	(7)		—		—		6
3	Unfunded non-real estate loan commitments	183	(107)		—		—		76
4	Unfunded non-real estate loan commitments	433	(154)		—		—		279
6	Unfunded non-real estate loan commitments	65	(65)		—		—		—
	Sub-total	2,963	2,407		—		—		5,370

	Total	$198,612	$4,970		$(21,509)		$(1,605)		$180,468
(1)	During the year ended December 31, 2025, we received proceeds of $2.1 million from the liquidating trust related to the $25.0 million DIP credit facility to Gulf Coast Health Care LLC (“Gulf Coast”) and proceeds of $0.5 million related to two other real estate loans, which resulted in a recovery for credit losses of $2.6 million. These loans and related reserves were previously written off, so the $2.6 million aggregate recovery is not included in the rollforward above.
(2)	These amounts include cash recoveries of $5.6 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $2.3 million related to principal payments received on loans that were fully reserved.
(3)	Represents the allowance for credit losses related to an investment in a direct financing lease that was reclassified to real estate assets in connection with the termination of the lease in the first half of 2025 as discussed further in Note 3 – Real Estate Asset Acquisitions and Development.
(4)	Amount reflects the write-off of the reserves associated with the $10.0 million DIP financing and the $8.3 million term loan to LaVie (which were both previously fully reserved) that were discharged as part of the LaVie plan of reorganization that was made effective on June 1, 2025, along with one other non-real estate loan that was previously fully reserved.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2023	Provision (recovery) for Credit Loss for the year ended December 31, 2024(1)		Write-offs charged against allowance for the year ended December 31, 2024	Other reductions to the allowance for the year ended December 31, 2024	Allowance for Credit Loss as of December 31, 2024
		(in thousands)
1	Real estate loans receivable	$1,501	$(1,189)		$—	$—	$312
2	Real estate loans receivable	291	201		—	—	492
3	Real estate loans receivable	12,635	(1,644)		—	—	10,991
4	Real estate loans receivable	65,113	(42,585)	(2)	—	—	22,528
5	Real estate loans receivable	—	25,476	(2)	—	—	25,476
6	Real estate loans receivable	11,450	—		—	—	11,450
	Sub-total	90,990	(19,741)		—	—	71,249

5	Investment in direct financing leases	2,489	(884)		—	—	1,605
	Sub-total	2,489	(884)		—	—	1,605

2	Non-real estate loans receivable	1,151	(1,114)		—	—	37
3	Non-real estate loans receivable	3,903	(2,035)		—	—	1,868
4	Non-real estate loans receivable	720	1,548		—	—	2,268
5	Non-real estate loans receivable	43,404	(117)		—	—	43,287
6	Non-real estate loans receivable	72,453	16,393		(13,511)	—	75,335
	Sub-total	121,631	14,675	(3)	(13,511)	—	122,795

2	Unfunded real estate loan commitments	10	(9)		—	—	1
3	Unfunded real estate loan commitments	335	126		—	—	461
4	Unfunded real estate loan commitments	4,314	(4,274)	(2)	—	—	40
5	Unfunded real estate loan commitments	—	1,767	(2)	—	—	1,767
2	Unfunded non-real estate loan commitments	692	(679)		—	—	13
3	Unfunded non-real estate loan commitments	46	137		—	—	183
4	Unfunded non-real estate loan commitments	63	370		—	—	433
5	Unfunded non-real estate loan commitments	1,594	(1,594)		—	—	—
6	Unfunded non-real estate loan commitments	—	65		—	—	65
	Sub-total	7,054	(4,091)		—	—	2,963

	Total	$222,164	$(10,041)		$(13,511)	$—	$198,612
(1)	During the year ended December 31, 2024, we received proceeds of $5.3 million from the liquidating trust related to the DIP credit facility with Gulf Coast, which resulted in a recovery for credit losses of $5.3 million that is not included in the rollforward above since we had previously written-off the loan balance and related reserves.
(2)	Amount reflects the movement of reserves associated with the Maplewood Revolver due to an adjustment to the internal risk rating on the loan from 4 to 5 during the first quarter of 2024. See Note 7 – Real Estate Loans Receivable for additional information.
(3)	This amount includes cash recoveries of $4.7 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery in which any payments received are applied directly against the principal balance outstanding. This amount also includes $0.6 million related to principal payments received on loans that were fully reserved.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Rating	Financial Statement Line Item	Allowance for Credit Loss at December 31, 2022	Provision (recovery) for Credit Loss for the year ended December 31, 2023(1)	Write-offs charged against allowance for the year ended December 31, 2023		Other additions to the allowance for the year ended December 31, 2023		Allowance for Credit Loss as of December 31, 2023
		(in thousands)
1	Real estate loans receivable	$162	$1,339	$—		$—		$1,501
2	Real estate loans receivable	157	134	—		—		291
3	Real estate loans receivable	15,110	(2,475)	—		—		12,635
4	Real estate loans receivable	33,666	31,447	—		—		65,113
6	Real estate loans receivable	52,265	(3,860)	(36,955)	(2)	—		11,450
	Sub-total	101,360	26,585	(36,955)		—		90,990

5	Investment in direct financing leases	2,816	(327)	—		—		2,489
	Sub-total	2,816	(327)	—		—		2,489

2	Non-real estate loans receivable	859	292	—		—		1,151
3	Non-real estate loans receivable	2,079	1,824	—		—		3,903
4	Non-real estate loans receivable	634	86	—		—		720
5	Non-real estate loans receivable	18,619	(415)	—		25,200	(3)	43,404
6	Non-real estate loans receivable	61,677	10,776	—		—		72,453
	Sub-total	83,868	12,563	—		25,200		121,631

2	Unfunded real estate loan commitments	—	10	—		—		10
3	Unfunded real estate loan commitments	—	335	—		—		335
4	Unfunded real estate loan commitments	84	4,230	—		—		4,314
2	Unfunded non-real estate loan commitments	207	485	—		—		692
3	Unfunded non-real estate loan commitments	29	17	—		—		46
4	Unfunded non-real estate loan commitments	—	63	—		—		63
5	Unfunded non-real estate loan commitments	—	1,594	—		—		1,594
	Sub-total	320	6,734	—		—		7,054

	Total	$188,364	$45,555	$(36,955)		$25,200		$222,164
(1)	During the year ended December 31, 2023, we received proceeds of $1.0 million from the liquidating trust related to the DIP credit facility with Gulf Coast, which resulted in a recovery for credit losses of $1.0 million that is not included in the rollforward above since we had previously written-off the loan balance and related reserves.
(2)	This amount relates to the write-off of the allowance for the Guardian mortgage note in connection with the settlement and partial forgiveness of the note in the second quarter of 2023. See Note 7 – Real Estate Loans Receivable for additional information on the write-off.
(3)	This amount relates to the additional $25.2 million allowance recorded during the first quarter of 2023 to reserve the aggregate deferred rent amount that is included within Agemo Replacement Loan B. See Note 8 – Non-Real Estate Loans Receivable for additional details.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Included below is a summary of the amortized cost basis of our financial instruments by year of origination and internal risk rating and a summary of our gross write-offs by year of origination:

Rating	Financial Statement Line Item	2025	2024	2023	2022	2021	2020 & older	Revolving Loans	Balance as of December 31, 2025
		(in thousands)
1	Real estate loans receivable	$—	$—	$—	$20,000	$—	$—	$—	$20,000
2	Real estate loans receivable	—	29,700	—	—	—	—	—	29,700
3	Real estate loans receivable	34,787	230,939	160,875	16,600	72,420	—	—	515,621
4	Real estate loans receivable	31,010	84,877	88,154	—	31,713	379,438	—	615,192
5	Real estate loans receivable	—	—	—	—	—	—	263,580	263,580
6	Real estate loans receivable	—	—	—	—	—	11,692	—	11,692
	Sub-total	65,797	345,516	249,029	36,600	104,133	391,130	263,580	1,455,785

2	Non-real estate loans receivable	—	—	—	—	—	—	10,438	10,438
3	Non-real estate loans receivable	1,992	3,273	67,299	14,037	—	2,822	49,155	138,578
4	Non-real estate loans receivable	11,698	4,411	—	—	—	129,610	29,725	175,444
5	Non-real estate loans receivable	500	6,000	—	—	—	41,374	—	47,874
6	Non-real estate loans receivable	—	6,386	1,500	24,457	—	25,907	—	58,250
	Sub-total	14,190	20,070	68,799	38,494	—	199,713	89,318	430,584

	Total	$79,987	$365,586	$317,828	$75,094	$104,133	$590,843	$352,898	$1,886,369

	Year to date gross write-offs	$—	$—	$(3,658)	$—	$(7,851)	$—	$(10,000)	$(21,509)

Interest Receivable on Real Estate Loans and Non-real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of December 31, 2025 and 2024, we have excluded $9.7 million and $11.1 million, respectively, of contractual interest receivables and $2.4 million and $1.8 million, respectively, of effective yield interest receivables from our allowance for credit losses. We write-off interest receivable to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the years ended December 31, 2025, 2024 and 2023, we recognized $2.6 million, $3.3 million and $1.7 million, respectively, of interest income related to loans on non-accrual status as of December 31, 2025.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024

	(in thousands)
Assets
Real estate assets – net	$1,010,790	$1,250,131
Assets held for sale	4,000	—
Real estate loans receivable – net	600,543	534,048
Investments in unconsolidated entities	346,034	9,754
Non-real estate loans receivable – net	20,742	38,463
Contractual receivables – net	1,068	994
Other assets	—	1,539
Total assets	1,983,177	1,834,929

Liabilities
Accrued expenses and other liabilities	(40,579)	(52,692)
Total liabilities	(40,579)	(52,692)

Collateral
Personal guarantee	(8,000)	(48,000)
Other collateral(1)	(1,270,795)	(1,422,096)
Total collateral	(1,278,795)	(1,470,096)

Maximum exposure to loss	$663,803	$312,141
(1)	The decrease in the balance from December 31, 2024 to December 31, 2025 primarily relates to the transition of facilities from LaVie to Avardis during the second quarter of 2025, as discussed further in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements.

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

The table below reflects our total revenues from the entities that are considered unconsolidated VIEs, following the date they were determined to be VIEs, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue
Rental income	$118,746	$106,911	$81,900
Interest income	31,519	16,414	5,512
Total	$150,265	$123,325	$87,412

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Additionally, we own a partial equity interest in a JV that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on a combination of our ability to direct the activities that most significantly impact the JV’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the JV. Omega is not required to make any additional capital contributions to the JV. As of December 31, 2025 and 2024, this JV has $23.2 million and $24.3 million, respectively, of total assets and $20.9 million and $20.8 million, respectively, of total liabilities, which are included in our Consolidated Balance Sheets.

NOTE 11 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Unconsolidated Entities

Omega owns an interest in a number of entities which generally invest in the long-term healthcare industry. The following is a summary of our investments in unconsolidated entities (dollars in thousands):

				Carrying Amount
	Ownership	Facility	Facility	December 31,	December 31,
Entity	% (1)	Type	Count (1)	2025	2024
SHH Holdings, LLC	49%	Various	65	$222,161	$—
In Substance Real Estate Investments(2)	N/A	ALF	12	75,353	—
Lakeway Realty, L.L.C.(3)	51%	Specialty facility	1	64,699	67,541
Liberty JVs	49%	CCRC	1	42,754	—
Other Healthcare JVs(4)(5)	9% – 25%	N/A	N/A	7,429	7,317
Other Real Estate JVs(4)(6)(7)	20% – 50%	Various	6	1,731	6,736
Second Spring Healthcare Investment	15%	N/A	—	—	7,117
				$414,127	$88,711
(1)	Ownership percentages and facility counts are as of December 31, 2025.
(2)	During the third quarter of 2025, we entered into three mortgage loan agreements with maximum borrowings of $77.7 million that are secured by 12 facilities. Under the three mortgage loan agreements, we are able to participate in the residual profits of the facilities, subject to the mortgage, upon a sale or refinancing. We evaluated the characteristics of these three investments, including the associated risks and rewards, and have determined they are more similar to those associated with an investment in real estate than a loan. Arrangements with characteristics in line with real estate JVs are treated as in substance real estate investments and accounted for using the equity method. We have determined that the three borrowers under the mortgage loans are VIEs but we have not consolidated the borrowers because we are not the primary beneficiary.
(3)	The JV owns the Lakeway Regional Medical Center (the “Lakeway Hospital”) in Lakeway, Texas. Our initial basis difference of approximately $69.9 million is being amortized on a straight-line basis over 40 years to income (loss) from unconsolidated entities in the Consolidated Statements of Operations. The lessee of the Lakeway Hospital has an option to purchase the facility from the JV. The lessee also has a right of first refusal and a right of first offer in the event the JV intends to sell or otherwise transfer Lakeway Hospital.
(4)	As of December 31, 2025 and 2024, we had an aggregate of $22.0 million and $18.5 million, respectively, of loans outstanding with these JVs.
(5)	As of December 31, 2025, includes six JVs engaged in business that support the long-term healthcare industry and our operators.
(6)	As of December 31, 2025, includes two JVs formed for the purpose of owning or providing financing for SNFs or ALFs.
(7)	During the third quarter of 2024, one of the other real estate JVs, OMG Senior Holdings, LLC, sold one specialty facility to an unrelated third party for approximately $40.7 million in net cash proceeds and recognized a gain on sale of approximately $12.9 million ($6.5 million of which represents the Company’s share of the gain).

SHH Holdings, LLC

In October 2025, the Company formed a JV, SHH Holdings, LLC, with affiliates of Saber Healthcare Holdings, LLC (“Saber”) to own and lease 64 facilities. SHH Holdings, LLC was previously wholly owned by affiliates of Saber. The Company issued approximately 5.5 million Omega OP Units with a fair value of $222.4 million in exchange for a 49% equity interest in the JV. Affiliates of Saber will retain a 51% equity interest in the JV and are responsible for day-to-day operations of the JV and management of its properties, subject to obtaining approval of the Company for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). As of the transaction date, 51 of the 64 facilities were encumbered with $448.6 million of mortgage debt with a weighted average interest rate of 6.1% per annum, which is non-recourse to the Company. The JV is required to distribute a portion of its available cash from operating activities on a monthly basis in proportion to each member’s equity ownership. This JV will be accounted for as an equity method investment. Subsequent to our investment, SHH Holdings, LLC acquired an additional facility which was primarily funded through a $7.5 million mortgage loan, with no additional contributions from Omega. The 65 facilities now held by the JV are subject to triple net leases, with subsidiaries of Saber, that generate $70.2 million in contractual rent per annum. Omega’s initial basis difference was approximately $215.3 million which will be amortized over a weighted average life of 21 years. During the year ended December 31, 2025, we recognized income of $1.4 million (inclusive of basis amortization) and received distributions totaling $2.7 million from SHH Holdings, LLC for the two-month period following the investment closing.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Liberty-Omega HBP PropCo JV, LLC and Liberty-Omega HBP OpCo JV, LLC

On December 30, 2025, the Company formed two JVs, Liberty-Omega HBP PropCo JV, LLC (the “Liberty PropCo JV”) and Liberty-Omega HBP OpCo JV, LLC (the “Liberty OpCo JV” and collectively with the Liberty PropCo JV, the “Liberty JVs”). The Liberty JVs were formed to own and operate, through a RIDEA structure, a CCRC in North Carolina. Omega acquired a 49% equity interest in the Liberty JVs for aggregate consideration of $42.7 million. Affiliates of Liberty will retain the remaining 51% of the Liberty JVs and are responsible for day-to-day operations of the JV and management of its properties, subject to obtaining Omega’s approval for certain major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). As of the transaction date, the Liberty JVs have third-party debt of approximately $215.3 million. The Liberty JVs will be accounted for as equity method investments.

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill:

(in thousands)
Balance as of December 31, 2024	$643,664
Foreign currency translation	962
Balance as of December 31, 2025	$644,626

The following is a summary of our lease intangibles as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024

	(in thousands)
Assets:
Above market leases	$33,977	$31,864
Accumulated amortization	(6,816)	(3,800)
Net above market leases	$27,161	$28,064

Liabilities:
Below market leases	$33,014	$34,723
Accumulated amortization	(26,570)	(26,647)
Net below market leases	$6,444	$8,076

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

For the years ended December 31, 2025, 2024 and 2023, our net amortization related to intangibles was $(1.8) million, $1.7 million and $9.4 million, respectively. The estimated net amortization related to these intangibles for the subsequent five years is as follows: 2026 – $(2.1) million; 2027 – $(2.1) million; 2028 – $(2.1) million; 2029 – $(2.2) million; 2030 – $(2.2) million and $(10.0) million thereafter. As of December 31, 2025, the weighted average remaining amortization period of both above market lease assets and below market lease liabilities is approximately nine years.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 13 – CONCENTRATION OF RISK

Property and Investment Concentration

As of December 31, 2025, our portfolio of real estate investments consisted of 1,027 operating healthcare facilities (including properties associated with mortgages, direct financing leases, assets held for sale and consolidated JVs), along with other real estate loans receivable (excluding mortgages) of $482.6 million and $414.1 million of investments in 15 unconsolidated entities. These healthcare facilities are located in 42 states, Washington, D.C., the U.K. and Jersey, and are operated or managed by 89 third-party operators or managers. Our investment in these facilities, net of impairments and allowances, totaled approximately $10.5 billion at December 31, 2025, with approximately 98% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of (i) 561 SNFs, 339 ALFs, 19 ILFs, 16 specialty facilities and one CCRC, (ii) fixed rate mortgages on 47 SNFs, 42 ALFs and two ILFs and (iii) one property adjacent to one of our existing facilities that is held for sale. At December 31, 2025, our total investments also include non-real estate loans receivable of $330.3 million, consisting primarily of secured loans to third-party operators of our facilities.

Operator Concentration

At December 31, 2025 and 2024, we had investments with one operator/or manager that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated approximately 6.6%, 5.2% and 5.4% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The revenue associated with Maplewood for the year ended December 31, 2023 reflects a reduction of revenue of $12.5 million related to a termination fee payment made by Omega as discussed in Note 5 – Contractual Receivables and Other Receivables and Lease Inducements. During the years ended December 31, 2025, 2024 and 2023, we also have one operator with total revenues that exceeded 10% of our total revenues: CommuniCare Health Services, Inc. (“CommuniCare”). CommuniCare generated approximately 10.3%, 11.8% and 11.7% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, CommuniCare represented approximately 7.2% of our total investments.

Geographic Concentration

At December 31, 2025, the three geographic locations in which we had our highest concentration of real estate assets and mortgages (before accumulated depreciation and allowances) were the U.K (17.7%), Texas (8.5%) and Indiana (6.0%).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 14 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Annual
		Interest Rate
		as of
		December 31,	December 31,	December 31,
	Maturity	2025	2025	2024

			(in thousands)
Secured borrowings:
2026 Mortgage Loan(1)	2026	N/A	$—	$231,148
Deferred financing costs – net			—	(3,753)
Premium – net(2)			—	15,915
Total secured borrowings			—	243,310

Unsecured borrowings:
Revolving Credit Facility(3)	2029	SOFR + 1.05%	242,000	—
			242,000	—
Senior notes and other unsecured borrowings:
2025 notes(3)(4)	2025	N/A	—	400,000
2026 notes(3)(5)	2026	N/A	—	600,000
2027 notes(3)	2027	4.50%	700,000	700,000
2028 notes(3)	2028	4.75%	550,000	550,000
2029 notes(3)	2029	3.63%	500,000	500,000
2030 notes(3)	2030	5.20%	600,000	—
2031 notes(3)	2031	3.38%	700,000	700,000
2033 notes(3)	2033	3.25%	700,000	700,000
2026 Term Loan(3)	2026	N/A	—	428,500
OP Term Loan(7)	2025	N/A	—	50,000
2028 Term Loan(6)	2028	5.22%	300,000	—
Deferred financing costs – net			(17,451)	(14,843)
Discount – net			(18,538)	(18,108)
Total senior notes and other unsecured borrowings – net			4,014,011	4,595,549

Total unsecured borrowings – net			4,256,011	4,595,549

Total secured and unsecured borrowings – net(8)(9)			$4,256,011	$4,838,859
(1)	Wholly owned subsidiaries of Omega OP were the obligors on this loan (the “2026 Mortgage Loan”). The 2026 Mortgage Loan was denominated in GBP.
(2)	Represents the remaining fair value adjustment associated with the 2026 Mortgage Loan that was assumed as part of an asset acquisition in July 2024, which was being amortized over the remaining contractual term of the loan. Any remaining unamortized portion of the adjustment along with the unamortized deferred financing fees associated with the 2026 Mortgage Loan were reflected in net gain on debt extinguishment following the repayment in November 2025.
(3)	Guaranteed by Omega OP.
(4)	The Company repaid the $400 million of 4.50% senior notes that matured on January 15, 2025 using available cash.
(5)	On October 15, 2025, the Company redeemed, at par value, the $600.0 million of aggregate principal outstanding under its 5.250% Senior Notes with a scheduled maturity of January 15, 2026. The notes were repaid using proceeds from the issuance of the 2030 Senior Notes (defined below).
(6)	Reflects the impact of interest rate swaps on the 2028 Term Loan which effectively fix the SOFR-based portion of the interest rate at 4.019%.
(7)	Omega OP was the obligor on this borrowing.
(8)	All borrowings are direct borrowings of Parent unless otherwise noted.
(9)	Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2025 and December 31, 2024, we were in compliance with all applicable covenants for our borrowings.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Secured Borrowings

2026 Mortgage Loan

As discussed in Note 3 – Real Estate Asset Acquisitions and Development, we assumed the 2026 Mortgage Loan as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture. The 2026 Mortgage Loan was scheduled to mature in August 2026 but could be repaid without a prepayment penalty beginning November 2025. The 2026 Mortgage Loan bore interest at the Sterling Overnight Index Average (“SONIA”) plus an applicable margin of 5.38%. We incurred $4.9 million of deferred costs in connection with the assumption of the 2026 Mortgage Loan. The initial fair value adjustment on the 2026 Mortgage Loan was $20.7 million and was being amortized into interest expense over the remaining contractual term of the loan. The 2026 Mortgage loan was repaid in full in November 2025 using proceeds from the 2028 Term Loan (defined below). In connection with the repayment, we recognized a gain on extinguishment of $5.6 million primarily related to the remaining amortized premium associated with the fair value adjustment.

Unsecured Borrowings

Revolving Credit Facility and 2028 Term Loan

On April 30, 2021, Omega entered into a credit agreement for a new $1.45 billion senior unsecured multicurrency revolving credit facility (the “2021 Revolving Credit Facility”), replacing our previous unsecured multicurrency revolving credit facility and the related credit agreement.

The 2021 Revolving Credit Facility bore interest at SOFR plus an adjustment of 0.11448% per annum (or in the case of loans denominated in GBP, the SONIA reference rate plus an adjustment of 0.1193% per annum, and in the case of loans denominated in Euros, the Euro interbank offered rate, or EURIBOR) plus an applicable percentage (with a range of 95 to 185 basis points) based on our credit ratings. The 2021 Revolving Credit Facility could be drawn in Euros, GBP, Canadian Dollars (collectively, “Alternative Currencies”) or USD, with a $1.15 billion tranche available in USD and a $300 million tranche available in Alternative Currencies. The 2021 Revolving Credit Facility was set to mature on April 30, 2025, but in January 2025, Omega elected to utilize one of two six-month options to extend the maturity date to October 30, 2025.

On September 30, 2025, Omega entered into a credit agreement (the “2025 Omega Credit Agreement”) consisting of a new $2.0 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”) and a $300.0 million delayed draw term loan facility (the “2028 Term Loan”), replacing our previous 2021 Revolving Credit Facility. The 2025 Omega Credit Agreement contains an accordion feature permitting us, subject to compliance with customary conditions, to increase the maximum aggregate commitments thereunder to $3.0 billion, by requesting an increase in the aggregate commitments under the Revolving Credit Facility or by adding one or more tranches of term loans. The Revolving Credit Facility may be drawn in Alternative Currencies or USD, with a $600.0 million sublimit for loans in Alternative Currencies and the 2028 Term Loan may be drawn in USD.

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

We incurred $19.8 million of deferred costs in connection with the 2025 Omega Credit Agreement, of which $2.0 million related to the 2028 Term Loan. Deferred costs associated with the Revolving Credit Facility are reflected within Other Assets on the Consolidated Balance Sheets.

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

2026 Term Loan

On August 8, 2023, Omega entered into a $400 million senior unsecured term loan facility (the “2026 Term Loan”). On September 27, 2023, Omega exercised an accordion feature to increase the aggregate commitment under the 2026 Term Loan by $28.5 million. The 2026 Term Loan bore interest at SOFR plus an adjustment of 0.1% per annum plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit rating. The 2026 Term Loan had an original maturity date of August 8, 2025, subject to Omega’s option to extend such maturity date for two sequential 12-month periods. We recorded $3.3 million of deferred financing costs and a $1.4 million discount in connection with the 2026 Omega Credit Agreement.

In July 2025, the maturity date of the 2026 Term Loan was extended from August 8, 2025 to August 8, 2026 following Omega’s election to utilize one of two 12-month extension options. On September 30, 2025, Omega amended the 2026 Term Loan to, among other things, modify the interest rate margins to align with the 2028 Term Loan (a reduction of 35 basis points) and remove the 0.100% pricing step-up in each of the extension periods. During the fourth quarter of 2025, Omega fully repaid the 2026 Term Loan using available cash, proceeds from the 2028 Term Loan and the Revolving Credit Facility.

OP Term Loan

On April 30, 2021, Omega OP entered into a $50 million unsecured term loan facility (the “OP Term Loan”). The OP Term Loan bore interest at SOFR plus an adjustment of 0.11448% per annum plus an applicable percentage (with a range of 85 to 185 basis points) based on our credit ratings. The OP Term Loan was set to mature on April 30, 2025, subject to Omega OP’s option to extend such maturity date for two, six-month periods. Omega previously provided notification in January 2025 to extend the maturity date from April 30, 2025 to October 30, 2025. On April 29, 2025, Omega repaid OP Term Loan using available cash prior to its original maturity date.

General

Parent and Omega OP, on a combined basis, have no material assets, liabilities or operations other than financing activities (including borrowings under the senior unsecured revolving and term loan credit facility, OP term loan and the outstanding senior notes) and their investments in non-guarantor subsidiaries. Substantially all of our assets are held by non-guarantor subsidiaries.

The required principal payments, excluding the premium or discount and deferred financing costs on our secured and unsecured borrowings, for each of the five years following December 31, 2025 and the aggregate due thereafter are set forth below:

(in thousands)
2026	$—
2027	700,000
2028	850,000
2029	742,000
2030	600,000
Thereafter	1,400,000
Total	$4,292,000

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Derivatives Designated as Hedging Instruments

As of December 31, 2025, we have nine interest rate swaps with $300.0 million in notional value. The swaps are designated as cash flow hedges of the interest payments on one of Omega’s variable interest loans. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

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

On March 27, 2020, we entered into five forward starting swaps totaling $400 million, indexed to 3-month LIBOR, that were issued at a weighted average fixed rate of approximately 0.8675% and were subsequently designated as cash flow hedges of interest rate risk associated with interest payments on a forecasted issuance of fixed rate long-term debt, initially expected to occur within the next five years. The swaps had an effective date of August 1, 2023 and an expiration date of August 1, 2033. In conjunction with the October 2020 issuance of $700 million of 3.375% Senior Notes due 2031 and the March 2021 issuance of $700 million aggregate principal amount of our 3.25% Senior Notes due 2033, we applied hedge accounting for these five forward starting swaps and began amortization. Simultaneously, we re-designated these swaps in new cash flow hedging relationships of interest rate risk associated with interest payments on another forecasted issuance of long-term debt. We were hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 46 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). As a result of these transactions, the aggregate unrealized gain of $41.2 million ($9.5 million gain related to the October 2020 issuance and $31.7 million gain related to the March 2021 issuance) included within accumulated other comprehensive income at the time of the bond issuances is being ratably reclassified as a reduction to interest expense, net over 10 years. On May 30, 2023, the five forward starting swaps were terminated, and Omega received a net cash settlement of $92.6 million from the swap counterparties. The incremental $51.4 million of gains related to the forward swaps, recorded in accumulated other comprehensive income, were frozen at the time of termination and will be recognized ratably over 10 years in earnings when the next qualifying debt issuance occurs. Consistent with our accounting policy and historical practice, the $92.6 million net cash settlement from the forward swap termination is reflected within net cash used in financing activities in the Consolidated Statements of Cash Flows. The $600 million of 2030 Senior Notes that were issued in June 2025, as discussed further in Note 14 – Borrowing Arrangements, were determined to be a qualifying issuance, and amortization of the $51.4 million began as of the issuance date of the 2030 Senior Notes. The amortization is recorded as a reduction to interest expense.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In August 2023, we entered into ten interest rate swaps with $400.0 million in notional value. The swaps are effective August 14, 2023 and terminate on August 6, 2027. The interest rate swaps were originally designated as hedges against our exposure to changes in interest payment cash flows as a result of the variable interest rate on the 2026 Term Loan. In September 2023, in connection with the exercise of the accordion feature on the 2026 Term Loan, we entered into one additional interest rate swap with $28.5 million in notional value to hedge the additional $28.5 million under the 2026 Term Loan. This swap was effective September 29, 2023 and terminates on August 6, 2027. These 11 interest rate swap contracts effectively converted our $428.5 million 2026 Term Loan to a new combined aggregate fixed rate of approximately 5.597% until the 2026 Term Loan was amended in the third quarter of 2025 to reduce the interest rate margins by 35 basis points, resulting in a new combined aggregate fixed rate of approximately 5.247%. Upon the repayment of the 2026 Term Loan in the fourth quarter of 2025, we redesignated nine of the interest rate swaps, with $300 million of notional value, as hedges against our exposure to changes in interest payment cash flows on the 2028 Term Loan. These nine interest rate swap contracts effectively convert our 2028 Term Loan to a new combined aggregate fixed rate of approximately 5.219% through its maturity. We terminated two of the interest rates swaps with notional value of $128.5 million and paid our swap counterparty $1.7 million that is recorded within other income – net in the Consolidated Statements of Operations for the year ended December 31, 2025.

Foreign Currency Forward Contracts and Debt Designated as Net Investment Hedges

We have historically used debt denominated in GBP and foreign currency forward contracts to hedge a portion of our net investments, including certain intercompany loans, in the U.K. against fluctuations in foreign exchange rates.

In March 2021, we entered into four foreign currency forward contracts with notional amounts totaling £174.0 million, that matured on March 8, 2024, to hedge a portion of our net investments in the U.K., including an intercompany loan and an investment in our U.K. JV, effectively replacing the terminated net investment hedge. The forwards were issued at a weighted average GBP-USD forward rate of 1.3890. On December 27, 2023, we terminated two of these foreign currency forward contracts with notional amounts totaling £104.0 million. Omega received a net cash settlement of $11.4 million as a result of termination, which is included within net cash used in investing activities in the Consolidated Statements of Cash Flows. On February 27, 2024, we terminated the remaining two foreign currency forward contracts that were entered into in March 2021 with notional amounts totaling £70.0 million. Omega received a net cash settlement of $8.4 million as a result of termination. Both cash settlements are included within net cash used in investing activities in the Consolidated Statements of Cash Flows. The aggregate $19.8 million related to the terminations will remain in accumulated other comprehensive income until the underlying hedged items are liquidated.

On May 17, 2022, we entered into two foreign currency forward contracts with notional amounts totaling £76.0 million and a GBP-USD forward rate of 1.3071, each of which mature on May 21, 2029. On December 27, 2023, we entered into six foreign currency forward contracts with notional amounts totaling £104.0 million and a GBP-USD forward rate of 1.2916, each of which mature between March 8, 2027 and March 8, 2030. On February 27, 2024, we entered into three foreign currency forward contracts with notional amounts totaling £78.0 million and a GBP-USD forward rate of 1.2707, each of which mature between March 8, 2027 and March 7, 2031. The aforementioned foreign currency forward contracts hedge a portion of our net investments in U.K. subsidiaries, including an intercompany loan.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency exchange swap agreements to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes.

In connection with funding a $344.2 million acquisition in the U.K. (see Note 3 – Real Estate Asset Acquisitions and Development), in April 2025, Omega entered a GBP/USD currency forward with a notional value of £90.0 million and a GBP-USD forward rate of 1.2733. The swap was settled on the closing date of the acquisition, and we recorded a $5.2 million gain from its termination within other income – net in the Consolidated Statements of Operations for the year ended December 31, 2025.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In the third quarter of 2025, Omega entered into six GBP/USD currency forwards with notional amounts totaling £108.0 million and a weighted average GBP-USD rate of 1.3600, each of which mature between October 2, 2025 and January 5, 2027. We recognized unrealized gains of $1.0 million and realized gains of $0.9 million related to these swaps that are recorded within other income – net in the Consolidated Statements of Operations for the year ended December 31, 2025. As of December 31, 2025, we have five GBP/USD currency forwards remaining with notional amounts totaling £81.0 million and a weighted average GBP-USD rate of 1.3615, each of which mature between January 5, 2026 and January 5, 2027.

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

	December 31,	December 31,
	2025	2024

Cash flow hedges:	(in thousands)
Other assets	$—	$381
Accrued expenses and other liabilities	$3,402	$554

Net investment hedges:
Other assets	$—	$8,434
Accrued expenses and other liabilities	$10,258	$—

Derivative instruments not designated:
Other assets	$1,729	$—

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2025 and 2024, the net carrying amounts and fair values of other financial instruments were as follows:

	December 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Investments in direct financing leases – net	$—	$—	$9,453	$9,453
Real estate loans receivable – net	1,380,949	1,412,106	1,428,298	1,447,262
Non-real estate loans receivable – net	330,322	331,970	332,274	340,025
Total	$1,711,271	$1,744,076	$1,770,025	$1,796,740
Liabilities:
Revolving Credit Facility	$242,000	$242,000	$—	$—
2026 Mortgage Loan	—	—	243,310	247,063
2026 Term Loan	—	—	427,044	428,500
OP Term Loan	—	—	49,966	50,000
2028 Term Loan	298,118	300,000	—	—
4.50% notes due 2025 – net	—	—	399,968	399,856
5.25% notes due 2026 – net	—	—	599,259	600,714
4.50% notes due 2027 – net	698,231	702,303	696,766	691,040
4.75% notes due 2028 – net	547,941	554,307	546,933	542,553
3.63% notes due 2029 – net	495,517	484,105	494,308	461,180
5.20% notes due 2030 – net	590,190	610,608	—	—
3.38% notes due 2031 – net	690,752	653,527	688,962	620,809
3.25% notes due 2033 – net	693,262	622,272	692,343	585,389
Total	$4,256,011	$4,169,122	$4,838,859	$4,627,104

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Real estate loans receivable: The fair value of the real estate loans receivable are estimated using a discounted cash flow analysis, using current interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using current interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving Credit Facility, OP Term Loan, 2026 Term Loan and 2028 Term Loan: The carrying amount of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	2026 Mortgage Loan: The 2026 Mortgage Loan was recorded at fair market value in July 2024, as of the date we assumed it as part of our acquisition of the remaining 51% interest in the Cindat Joint Venture. The fair market value was determined by discounting the remaining contractual cash flows using a current market interest rate of comparable debt instruments. Differences between carrying value and the fair value in the table above are due to the inclusion of deferred financing costs in the carrying value.
●	Senior notes: The fair value of the senior unsecured notes payable was estimated based on publicly available trading prices (Level 1).

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

As a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2025, 2024 and 2023, we distributed dividends in excess of our taxable income.

We currently own stock in certain subsidiary REITs. These subsidiary entities are required to individually satisfy all of the rules for qualification as a REIT. If we fail to meet the requirements for qualification as a REIT for any of the subsidiary REITs, it may cause the Parent REIT to fail the requirements for qualification as a REIT also.

We have elected to treat certain of our active subsidiaries as TRSs. Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign TRSs are subject to foreign income taxes and may be subject to current-year income inclusion relating to ownership of a controlled foreign corporation for U.S. income tax purposes. Under current law, net operating loss (“NOL”) carry-forwards generated up through December 31, 2017 may be carried forward for no more than 20 years, and NOL carry-forwards generated in taxable years ended after December 31, 2017, may be carried forward indefinitely. We do not anticipate that such changes will materially impact the computation of Omega’s taxable income, or the taxable income of any Omega entity, including our TRSs.

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

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, the U.K. has adopted legislation. Pillar 2 has not had a material impact on our effective tax rate or our consolidated results of operation, financial position and cash flows.

The following is a summary of our income taxes paid (net of refunds received):

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Federal income taxes paid	$204	$596	$1,030
State and local income taxes paid	784	945	935
Foreign income taxes paid (1)	3,324	6,873	1,650
Total income taxes paid	$4,312	$8,414	$3,615
(1)	The total foreign income taxes paid for the years ended December 31, 2025, 2024 and 2023 related to income taxes paid in the U.K.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of our provision for income taxes:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Federal income tax (benefit) expense (1)	$(1,473)	$527	$976
State and local income tax expense	616	945	989
Foreign income tax expense	15,605	9,386	4,290
Total income tax expense (2)	$14,748	$10,858	$6,255
(1)	During the fourth quarter of 2025, we reversed the full valuation allowance associated with our U.S. federal NOL carryforward as a result of new investments that will have sufficient taxable income to fully utilize the NOLs.
(2)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

The following is a summary of our income before income tax expense disaggregated between domestic and foreign operations:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Income before income tax expense related to domestic operations	$553,245	$396,043	$237,797
Income before income tax expense related to foreign operations	70,970	32,619	17,254
Total income before income tax expense	$624,215	$428,662	$255,051

The following is a summary of deferred tax:

	December 31,	December 31,
	2025	2024

	(in thousands)
U.S. federal net operating loss carryforward	$1,800	$2,048
Valuation allowance on deferred tax asset (1)	—	(1,925)
Foreign net operating loss carryforward	18,834	19,101
Foreign deferred tax asset (2)	1,899	200
Net deferred tax asset	$22,533	$19,424
(1)	During the fourth quarter of 2025, we reversed the full valuation allowance associated with our U.S. federal NOL carryforward as a result of new investments that will have sufficient taxable income to fully utilize the NOLs.
(2)	The deferred tax asset resulted from book to tax differences recorded in the U.S. relating to depreciation and revenue recognition in the U.K.

NOTE 18 – STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On January 27, 2022, the Company authorized the repurchase of up to $500 million of our outstanding common stock from time to time, which expired in March 2025. Omega did not repurchase any of its outstanding common stock under this announced program during 2023, 2024 or 2025.

At-The-Market Offering Program

During the second quarter of 2021, we entered into a new “at-the-market” (“ATM”) Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion (the “2021 ATM Program”) could be sold.

During the third quarter of 2024, we terminated the 2021 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $1.25 billion (the “2024 ATM Program”) could be sold.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the fourth quarter of 2025, we terminated the 2024 ATM Program and entered into a new ATM Equity Offering Sales Agreement pursuant to which shares of common stock having an aggregate gross sales price of up to $2.0 billion (the “2025 ATM Program,” and together with the 2024 ATM Program and the 2021 ATM Program, the “ATM Program”) may be sold from time to time (i) by Omega through several financial institutions acting as a sales agent or directly to the financial institutions as principals, or (ii) by several financial institutions acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Under the 2025 ATM Program, compensation for sales of the shares will not exceed 2% of the gross sales price per share for shares sold through each financial institution. The use of forward sales under the 2025 ATM Program generally allows Omega to lock in a price on the sale of shares of common stock when sold by the forward sellers but defer receiving the net proceeds from such sales until the shares of our common stock are issued at settlement on a later date. We did not utilize the forward provisions under the ATM Program during 2025, 2024 or 2023. The following is a summary of the shares issued under our ATM Program for each of the years ended December 31, 2025, 2024 and 2023 (in thousands except average price per share):

		Average Net Price
Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
December 31, 2025	7,493	$36.97	$280,887	$277,031
December 31, 2024	28,714	36.49	1,058,080	1,047,767
December 31, 2023	7,243	30.25	221,732	219,140
(1)	Represents the average price per share after commissions.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRCSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock. The table below presents information regarding the shares issued under the DRCSPP for each of the years ended December 31, 2025, 2024, and 2023 (in thousands):

Period Ended	Shares issued	Gross Proceeds
December 31, 2025	8,783	$331,243
December 31, 2024	5,078	187,969
December 31, 2023	3,715	117,259

Dividends

The Board of Directors has declared common stock dividends as set forth below:

Record Date	Payment Date	Dividend per Common Share
February 10, 2025	February 18, 2025	$0.67
May 5, 2025	May 15, 2025	0.67
August 4, 2025	August 15, 2025	0.67
November 3, 2025	November 17, 2025	0.67
February 9, 2026	February 17, 2026	0.67

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
Common	2025	2024	2023
Ordinary income	$2.255	$1.862	$2.258
Return of capital	0.214	0.712	0.212
Capital gains	0.211	0.106	0.210
Total dividends paid	$2.680	$2.680	$2.680

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

For additional information regarding dividends, see Note 17 – Taxes.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024

	(in thousands)
Foreign currency translation	20,353	(66,110)
Derivative instruments designated as cash flow hedges(1)	66,916	76,713
Derivative instruments designated as net investment hedges	(6,794)	11,898
Total accumulated other comprehensive income before noncontrolling interest	80,475	22,501
Add: portion included in noncontrolling interest	(1,438)	230
Total accumulated other comprehensive income for Omega	$79,037	$22,731
(1)

During the years ended December 31, 2025, 2024 and 2023, we reclassified $5.5 million, $9.6 million and $6.7 million, respectively, of net realized gains out of accumulated other comprehensive income into interest expense or other income - net on our Consolidated Statements of Operations associated with our cash flow hedges.

NOTE 19 – STOCK-BASED COMPENSATION

At December 31, 2025, we maintained several stock-based compensation plans as described below. For the years ended December 31, 2025, 2024 and 2023, we recognized stock-based compensation of $44.2 million, $36.7 million and $35.1 million, respectively, related to these plans. Stock-based compensation expense for the year ended December 31, 2025 includes $6.6 million of non-cash stock-based compensation expense associated with the transition discussed in the “Leadership Transition” section below. Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations. For purposes of measuring stock-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were deemed necessary for the years ended December 31, 2025, 2024 or 2023.

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

	January 1,	January 1,	January 1,
	2025	2024	2023
Closing price on date of grant	$37.85	$30.66	$27.95
Dividend yield	7.08%	8.74%	9.59%
Risk free interest rate at time of grant	4.49%	4.15%	4.28%
Expected volatility(1)	23.61%	25.27%	40.28%
(1)	Expected volatility is using 50% historical volatility and 50% implied volatility.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the activity in restricted stock, RSUs, PRSUs, and PIUs for the years ended December 31, 2023, 2024 and 2025:

	Time-Based		Performance-Based
		Weighted -		Weighted -	Total
	Number of	Average Grant-	Number of	Average Grant-	Compensation
	Shares/Omega	Date Fair Value	Shares/Omega	Date Fair Value	Cost (1)
	OP Units	per Share	OP Units	per Share	(in millions)
Non-vested at December 31, 2022	408,024	31.93	3,215,946	17.16
Granted during 2023	309,927	28.15	2,139,421	13.42	$37.40
Cancelled during 2023	—	—	(1,228)	11.35
Forfeited during 2023	—	—	(539,312)	17.50
Vested during 2023	(208,119)	34.31	(482,772)	21.52
Non-vested at December 31, 2023	509,832	28.66	4,332,055	14.78
Granted during 2024	306,526	30.73	2,368,170	13.22	$40.70
Cancelled during 2024	—	—	(20,811)	12.98
Vested during 2024	(251,457)	29.56	(578,763)	19.93
Non-vested at December 31, 2024	564,901	29.38	6,100,651	13.69
Granted during 2025	263,477	37.53	1,924,305	16.93	$42.50
Cancelled during 2025	—	—	(16,182)	12.34
Forfeited during 2025	—	—	(827,111)	13.10
Vested during 2025(2)	(305,120)	28.50	(1,609,459)	14.75
Non-vested at December 31, 2025	523,258	$34.00	5,572,204	$14.60
(1)	Total compensation cost to be recognized on the awards based on grant date fair value.
(2)	PRSUs and performance PIUs are shown as vesting in the year that the Compensation Committee determines the level of achievement of the applicable performance measures.

As of December 31, 2025, unrecognized compensation costs related to unvested awards to employees is as follows:

●	$4.6 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 26 months.
●	$1.5 million on RSUs and PIUs expected to be recognized over a weighted average period of approximately 12 months.
●	$17.1 million on TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 42 months.
●	$20.9 million on Relative TSR PRSUs and PIUs expected to be recognized over a weighted average period of approximately 42 months.

In addition, we have a deferred stock compensation plan that allows employees and directors the ability to defer the receipt of stock awards (units). The deferred stock awards (units) participate in future dividend equivalents as well as the change in the value of the Company’s common stock. As of December 31, 2025 and 2024, the Company had 680,840 and 667,986 deferred stock units outstanding.

Tax Withholding for Stock Compensation Plans

Stock withheld to pay tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2025, 2024 and 2023, was $1.8 million, $0.3 million and $0.6 million, respectively.

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

As of December 31, 2025, approximately 2.6 million shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans.

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

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Litigation

Gulf Coast Subordinated Debt

In August 2021, we filed suit in the Circuit Court for Baltimore County against the holders of certain Subordinated Debt (the “Gulf Coast Debt Holders”) associated with our Gulf Coast master lease agreement, following an assertion by the Gulf Coast Debt Holders that our prior exercise of offset rights in connection with Gulf Coast’s non-payment of rent had resulted in defaults under the terms of the Subordinated Debt. The suit sought a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by an indirect subsidiary of Omega (the “Omega Gulf Coast Obligor”) under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt may be (and was) offset in full as of December 31, 2021. In October 2021, the Gulf Coast Debt Holders filed a motion to dismiss for lack of personal jurisdiction, which was granted in November 2022 and upheld on appeal in January 2026.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In January 2023, the Gulf Coast Debt Holders served a lawsuit against the Omega Gulf Coast Obligor in the Superior Court of the State of Delaware, asserting claims for (i) breach of the instruments evidencing the Subordinated Debt, (ii) declaratory judgment and (iii) unjust enrichment, all claims that are factually based on the claims that were the subject of the Omega Gulf Coast Obligor’s lawsuit in Maryland. In February 2023, the Omega Gulf Coast Obligor filed a motion to dismiss or, in the alternative, to stay this action pending the outcome of the above-referenced lawsuit in Maryland, and in July 2023, the Delaware court case stayed the proceeding pending further developments in the Maryland litigation. In July 2025, the Delaware state court requested that Omega file an answer to the lawsuit by August 19, 2025, while allowing the stay to remain in place, subject to further orders of the court. Omega timely filed its answer and affirmative defenses, denying the claims and relief sought by the Gulf Coast Debt Holders in the Delaware state court. It is anticipated that the Delaware case stay will be lifted based on the denial of the appeal that was issued in January 2026 in the Maryland case. While Omega believes the Omega Gulf Coast Obligor is entitled to enforcement of the offset rights that are the subject of these actions, Omega cannot predict the ultimate outcome of the litigation.

Genesis Bankruptcy - Claim of Statutory Unsecured Claimants’ Committee

On December 4, 2025, the Genesis Statutory Unsecured Claimants’ Committee (“UCC”) filed its (a) Motion for Leave, Standing, And Authority To Prosecute Certain Claims On Behalf Of The Debtors’ Estates And For Related Relief which attached a proposed Complaint against a subsidiary of the Company, and (b) Preliminary Objection To Determine The Secured Status Of Prepetition Term Loan Claims. Both the proposed Complaint and Preliminary Objection seek a determination that the Prepetition Term Loan(s) to which our subsidiary is a co-lender is, in part, unsecured. The proposed Complaint also alleges a preference action against the agent under the Prepetition Term Loan(s) in respect of payments made to said agent within the ninety (90) days of the Genesis bankruptcy filing (“Petition Date”), certain of which payments were dispersed to our subsidiary. Finally, the proposed Complaint alleges a preference action against other subsidiar(ies) of the Company, in respect of lease payments made to such subsidiar(ies) under a master lease with Genesis within ninety (90) days of the Petition Date. On January 23, 2026, the UCC and the Debtors in the proceeding entered into an unopposed stipulation (“Stipulation”) that the Bankruptcy Court’s consideration of the Standing Motion shall be continued to the date of an order confirming a chapter 11 plan in accordance with section 1129 of the Bankruptcy Code, whereupon the Standing Motion shall be granted. The Bankruptcy Court approved the Stipulation by order dated January 26, 2026. While Omega believes that the claims asserted against our subsidiaries are without merit and intends to vigorously defend against them, Omega cannot predict the ultimate outcome of this action.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of December 31, 2025, our maximum funding commitment under these indemnification agreements was approximately $8.0 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable if the prior operators do not perform under their transition agreements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at December 31, 2025, are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$207,762
Non-real estate loan commitments	37,392
Real estate loan commitments	90,891
Total remaining commitments (1)	$336,045
(1)	Includes finance costs.

Canadian Loan Commitment

On December 12, 2025, we entered into a loan agreement with a borrower to fund the development of several long-term care facilities in Canada. The maximum commitment under the loan agreement is $87.6 million Canadian dollars, which will be funded in several advances as needed by the borrower. As of December 31, 2025, no advances had been made on the loan, and the full commitment is reflected within “Real estate loan commitments” in the table above. The loan bears interest at 10.0% per annum and has a maturity date of December 12, 2035. At Omega’s option, the loan is convertible into a 34.9% equity stake in the borrower.

NOTE 21 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$27,024	$518,340	$442,810
Restricted cash	27,539	30,395	1,920
Cash, cash equivalents and restricted cash at end of year	$54,563	$548,735	$444,730

Supplemental information:
Interest paid during the year, net of amounts capitalized	$224,046	$230,993	$234,453
Taxes paid during the year	$4,312	$8,414	$3,615

Non-cash investing activities
Non-cash acquisition of real estate (see Note 3)	$(10,081)	$(344,008)	$—
Non-cash collection of real-estate loan receivable principal (see Note 3)	$10,081	$—	$—
Non-cash investment in non-real estate loans receivables (See Note 3)	$—	$(1,632)	$—
Non-cash investment in unconsolidated entities (See Note 11)	$(222,375)	$—	$—

Non-cash financing activities
Assumption of debt (see Note 3 and Note 14)	$—	$263,989	$—

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 22 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per share amounts)
Numerator:
Net income	$609,467	$417,804	$248,796
Less: adjustments to basic numerator(1)	(37,437)	(11,478)	(6,616)
Net income available to common stockholders – basic	$572,030	$406,326	$242,180
Add: net income attributable to OP Units	19,356	12,060	7,077
Net income available to common stockholders – diluted	$591,386	$418,386	$249,257
Denominator:
Denominator for basic earnings per share	291,648	258,118	240,493
Effect of dilutive securities:
Common stock equivalents	3,614	4,664	2,923
Noncontrolling interest – Omega OP Units	9,690	7,668	7,035
Denominator for diluted earnings per share	304,952	270,450	250,451

Earnings per share – basic:
Net income available to common stockholders	$1.96	$1.57	$1.01
Earnings per share – diluted:
Net income available to common stockholders	$1.94	$1.55	$1.00

(1)	Includes adjustments to remove income related to non-controlling interests and participating shares including time-based and performance-based PIUs and time-based and performance-based RSUs.

NOTE 23 – SEGMENTS

We conduct our operations and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business and is consistent with the manner in which our CODM, our Chief Executive Officer, evaluates performance and makes resource and operating decisions for the business.

The reportable segment derives revenues from operators primarily through providing financing and capital to the long-term healthcare industry. Our core portfolio consists of long-term “triple net” leases and real estate loans with our operators. In addition to our core investments, we make loans to operators and/or their principals. From time to time, we also acquire equity interests in JVs or entities that support the long-term healthcare industry and our operators. Additionally, during the fourth quarter of 2025, we began utilizing the RIDEA structure. Omega manages the business activities on a consolidated basis. The accounting policies of the business segment are the same as those described in the summary of significant accounting policies.

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

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Interest expense	$209,072	$211,319	$221,832
Interest – amortization of deferred financing costs (1)	5,963	10,397	13,697
Interest expense – net	$215,035	$221,716	$235,529
(1)	Includes amortization of deferred financing costs, discounts and premiums.

NOTE 24 – SUBSEQUENT EVENTS

Saber OpCo JV

On January 1, 2026, Omega acquired a 9.9% equity interest in Saber, an operating company that Omega leased 53 operating facilities to as of December 31, 2025. Under the agreement, Omega funded $92.6 million in cash consideration. Omega will receive minimum quarterly cash distributions equivalent to an annualized yield of 8% on its investment.

2026 Acquisitions

In January 2026, we acquired one facility in Alabama for a contractual purchase price of $10.3 million. The Company will operate the facility, through a new third-party property manager, utilizing a RIDEA structure.

In February 2026, we acquired 13 facilities in Georgia for a contractual purchase price of $108.5 million and leased them to one existing operator.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2025

							Gross Amount at
		Initial Cost to		Cost Capitalized			Which Carried at						Life on Which
		Company		Subsequent to			Close of Period (2) (4)						Depreciation
				Acquisition						(3)		(6)	in Latest
			Buildings and		Carrying	(5)	(7)	Buildings and		Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Land	Improvements	Improvements	Cost	Other	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Alabama (SNF)		$1,817	$33,356	$15,611	$—	$—	$1,817	$48,967	$50,784	$(43,814)	1960 - 1982	1992 - 1997	31 years - 33 years
Arizona (ALF, ILF, SNF)		11,502	117,878	4,831	—	—	11,502	122,709	134,211	(42,613)	1949 - 1999	2005 - 2021	25 years - 40 years
Arkansas (ALF, SNF)		2,810	48,765	5,696	—	(36)	2,810	54,425	57,235	(35,004)	1967 - 1988	1992 - 2014	25 years - 31 years
California (ALF, SF, SNF)		86,313	481,310	16,270	—	(478)	86,313	497,102	583,415	(194,703)	1938 - 2013	1997 - 2025	5 years - 35 years
Colorado (ILF, SNF)		11,283	88,830	8,188	—	(10)	11,272	97,019	108,291	(59,488)	1925 - 1975	1998 - 2016	20 years - 39 years
Connecticut (ALF)		25,063	252,417	12,323	1,319	—	25,063	266,059	291,122	(93,458)	1968 - 2019	2010 - 2017	30 years - 33 years
Florida (ALF, ILF, SNF)		59,103	406,535	31,810	38	(24,067)	58,113	415,306	473,419	(222,160)	1942 - 2018	1993 - 2021	2 years - 39 years
Georgia (ALF, SNF)		3,740	47,689	2,478	—	—	3,740	50,167	53,907	(21,253)	1967 - 1997	1998 - 2016	30 years - 40 years
Idaho (SNF)		5,735	47,530	1,920	—	(542)	5,193	49,450	54,643	(26,757)	1920 - 2008	1997 - 2014	25 years - 39 years
Illinois (ALF)		1,830	13,967	1,903	—	—	1,830	15,870	17,700	(3,876)	1999	2021	25 years
Indiana (ALF, ILF, SF, SNF)		48,224	571,751	17,305	—	(7,453)	48,130	581,697	629,827	(261,640)	1942 - 2015	1992 - 2025	20 years - 40 years
Iowa (ALF, SNF)		1,964	51,759	1,809	—	—	1,964	53,568	55,532	(24,144)	1961 - 1998	2010 - 2014	23 years - 33 years
Jersey (ALF)		7,965	34,366	—	—	644	8,086	34,889	42,975	(1,045)	1800 - 2004	2025	25 years
Kansas (SNF)		4,092	38,693	14,532	1	(4,390)	4,092	48,836	52,928	(31,625)	1957 - 1977	2005 - 2011	25 years
Kentucky (ALF, SNF)		15,556	130,819	7,517	—	—	15,556	138,336	153,892	(68,790)	1964 - 2002	1999 - 2016	20 years - 33 years
Louisiana (ALF, SNF)		5,846	113,351	6,920	448	(1,752)	5,846	118,967	124,813	(39,817)	1951 - 2020	1997 - 2024	22 years - 39 years
Maryland (SNF)		21,486	131,741	27,158	135	—	17,526	162,994	180,520	(54,527)	1921 - 2016	2008 - 2025	25 years - 30 years
Massachusetts (ALF, SNF)		19,041	113,728	27,800	—	(693)	19,041	140,835	159,876	(57,982)	1988 - 2017	2014	30 years - 33 years
Michigan (SNF)		1,535	29,465	—	—	—	1,535	29,465	31,000	(2,168)	1950	2024	25 years
Minnesota (ALF, ILF, SNF)		10,502	52,585	5,972	—	—	10,502	58,557	69,059	(28,471)	1966 - 1983	2014	33 years
Mississippi (SNF)		8,803	191,448	827	—	—	8,803	192,275	201,078	(66,603)	1965 - 2008	2009 - 2019	20 years - 30 years
Missouri (SNF)		255	4,956	—	—	(120)	247	4,844	5,091	(3,958)	1989	1999	33 years
Montana (SNF)		1,319	11,698	432	—	—	1,319	12,130	13,449	(5,008)	1963 - 1971	2005	33 years
Nebraska (SNF)		530	13,712	768	—	—	530	14,480	15,010	(6,721)	1966 - 1969	2012 - 2015	20 years - 33 years
Nevada (SNF, SF)		8,811	92,797	8,350	—	—	8,811	101,147	109,958	(45,548)	1972 - 2012	2009 - 2017	25 years - 33 years
New Hampshire (ALF, SNF)		1,782	19,837	1,463	—	—	1,782	21,300	23,082	(13,523)	1963 - 1999	1998 - 2006	33 years - 39 years
New Jersey (ALF, CCRC)		23,603	129,088	2,268	1,559	—	23,603	132,915	156,518	(13,597)	1997 - 2021	2019 - 2025	25 years
New Mexico (SNF)		11,023	72,298	1,318	—	—	11,023	73,616	84,639	(19,421)	1960 - 1990	2005 - 2025	25 years - 33 years
New York (ALF)		113,145	176,921	4,878	40,543	(5,900)	113,145	216,442	329,587	(52,104)	2020	2015	25 years
North Carolina (ALF, SNF)		29,063	369,884	12,110	336	(902)	28,876	381,615	410,491	(147,782)	1963 - 2019	1994 - 2024	25 years - 36 years
Ohio (ALF, SNF, SF)		28,026	332,613	25,350	345	(28,680)	27,776	329,878	357,654	(120,745)	1955 - 2021	1994 - 2020	25 years - 39 years
Oklahoma (SNF)		1,280	11,190	573	—	—	1,280	11,763	13,043	(9,247)	1965 - 1993	2010	20 years
Oregon (ALF, ILF, SNF)		8,740	128,799	13,550	—	—	8,740	142,349	151,089	(39,273)	1959 - 2007	2005 - 2024	25 years - 33 years
Pennsylvania (ALF, ILF, SNF)		25,301	345,548	24,733	—	(31,316)	25,296	338,970	364,266	(140,785)	1873 - 2012	2004 - 2022	20 years - 39 years
Rhode Island (SNF)		3,299	23,487	3,805	—	—	3,299	27,292	30,591	(18,064)	1965 - 1981	2006	39 years
South Carolina (ALF, SNF)		11,640	82,262	2,889	—	(26)	11,614	85,151	96,765	(36,576)	1959 - 2007	2014 - 2025	20 years - 33 years
Tennessee (ALF, SNF, SF)		12,976	268,846	9,986	—	—	12,976	278,832	291,808	(138,683)	1968 - 2018	1992 - 2021	20 years - 31 years
Texas (ALF, ILF, SNF, SF)		68,421	793,991	48,456	—	(7,259)	70,994	832,615	903,609	(281,368)	1949 - 2016	1997 - 2025	20 years - 40 years
United Kingdom (ALF)		353,872	1,318,226	21,898	—	25,748	361,678	1,358,066	1,719,744	(199,100)	1650 - 2012	2015 - 2025	25 years - 30 years
Vermont (SNF)		318	6,005	602	—	—	318	6,607	6,925	(3,913)	1971	2004	39 years
Virginia (ALF, SNF)		32,632	343,936	11,554	190	1,141	31,612	357,841	389,453	(118,726)	1964 - 2017	2016 - 2023	25 years - 30 years
Washington (ALF, SNF)		12,914	162,575	9,351	—	(2)	12,912	171,926	184,838	(56,759)	1951 - 2004	1999 - 2021	25 years - 33 years
Washington DC (ALF)		68,017	135,298	—	16,217	—	68,017	151,515	219,532	(5,988)	2025	2021	25 years
West Virginia (SNF)		3,475	202,085	7,069	—	—	3,475	209,154	212,629	(69,525)	1850 - 2016	1994 - 2024	25 years - 39 years
Wisconsin (ALF, SNF)		1,440	13,791	2,153	—	—	1,440	15,944	17,384	(4,259)	1974 - 1999	2005 - 2025	25 years - 33 years
Total		$1,176,092	$8,057,826	$424,426	$61,131	$(86,093)	$1,179,497	$8,453,885	$9,633,382	$(2,930,611)

(1)	The real estate included in this schedule is being used in either the operation of skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), including care homes in the U.K., independent living facilities (“ILF”), specialty facilities (“SF”) (consisting of specialty hospitals, long-term acute care hospitals, independent rehabilitation facilities, behavioral health substance facilities, behavioral health psychology facilities, traumatic brain injury facilities and other healthcare facilities) or continuing care retirement communities (“CCRCs”), located in the states or country indicated.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — continued

(in thousands)

December 31, 2025

(2)

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$9,060,174	$8,372,419	$8,860,264
Acquisitions (a)	693,111	740,661	262,453
Impairment	(29,932)	(23,728)	(89,985)
Improvements	79,188	114,610	87,760
Disposals/other	(169,159)	(143,788)	(748,073)
Balance at close of period	$9,633,382	$9,060,174	$8,372,419

(a)	Includes approximately $10.1 million and $344.0 million of non-cash consideration exchanged and/or valuation adjustments during the year ended December 31, 2025 and 2024, respectively. Also includes certain land purchases and other acquisitions not reflected in Note 3 – Real Estate Asset Acquisitions and Development.

(3)

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$2,721,016	$2,469,893	$2,322,773
Provisions for depreciation	322,710	302,088	317,536
Dispositions/other	(113,115)	(50,965)	(170,416)
Balance at close of period	$2,930,611	$2,721,016	$2,469,893

(4)   The reported amount of our real estate at December 31, 2025 is greater than the tax basis of the real estate by approximately $675.6 million (unaudited).

(5)   Reflects bed sales, impairments (including the write-off of accumulated depreciation), land easements and impacts from foreign currency exchange rates.

(6)   To the extent that we acquired an entity previously owning the underlying facility, the acquisition date reflects the date that the entity acquired the facility.

(7)   Includes $4.9 million of construction in progress related to land, all other amounts related to construction in progress are reflected in buildings and improvements.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

(in thousands)

December 31, 2025

									Carrying
									Amount of
									Loans
							Face	Carrying	Subject to
				Final			Amount	Amount	Delinquent
		Interest	Fixed/	Maturity		Prior	of	of	Principal
Grouping	Description (1)	Rate	Variable	Date	Periodic Payment Terms	Liens	Mortgages	Mortgages (3) (4) (6)	or Interest

	First Mortgages
1	Michigan (33 SNFs and 1 ALF)	11.78%	F(2)	2030	Interest plus approximately $112.6 of principal payable monthly with $426,322 due at maturity	None	$621,749	$433,544	$—
2	Ohio (8 SNFs)	10.50%	F(2)	2037	Interest payable monthly until maturity	None	72,420	72,420	—
3	Maryland (1 SNF)	10.00%	F	2026	Interest payable monthly until maturity	None	4,623	4,623	—
4	Ohio (2 SNFs)	10.00%	F	2027	Interest payable monthly until maturity	None	7,300	7,300	—
5	Illinois (2 ALFs, 1 SNF and 1 ILF)	10.00%	F	2028	Interest payable monthly until maturity	None	60,000	53,750	—
6	Pennsylvania (4 ALFs)	10.00%	F	2027	Interest payable monthly until maturity	None	38,626	37,382	—
7	Michigan (1 ALF)	10.00%	F	2027	Interest payable monthly until maturity	None	8,000	8,000	—
8	South Carolina (1 ILF)	10.00%	F	2028	Interest payable monthly until maturity	None	11,844	11,844	—
9	Florida (1 ALF)	10.00%	F	2027	Interest payable monthly until maturity	None	8,332	8,332	—
10	Tennessee (1 ALF)	8.00%	F	2026	Interest payable monthly until maturity	None	8,680	8,680	—
11	Oregon (1 ALF)	9.00%	F	2027	Interest payable monthly until maturity	None	5,450	5,450	—
12	Massachusetts (1 specialty facility)	9.00%	F	2029	Interest plus $250 of principal payable quarterly with $2,436 due at maturity	None	9,000	—	—	(5)
13	Tennessee (1 SNF)	8.35%	F	2015	Past due	None	6,377	1,472	1,472	(5)
14	Georgia (2 ALFs)	10.00%	F	2029	Interest payable monthly until maturity	None	9,551	9,551	—
15	Georgia (2 SNFs, 1 ALF), Florida (1 SNF)	10.00%	F	2027	Interest payable monthly until maturity	None	29,700	29,700	—
16	Florida (1 ALF )	10.00%	F	2030	Interest payable monthly until maturity	None	10,400	10,400	—
17	United Kingdom (15 ALFs)	10.00%	F	2026	Interest payable monthly until maturity	None	39,069	39,069	—
18	United Kingdom (11 ALFs)	10.00%	F	2026	Interest payable monthly until maturity	None	61,742	61,742	—
19	Florida (1 ALF)	10.00%	F	2027	Interest payable monthly until maturity	None	11,891	11,891	—

	Capital Expenditure Mortgages
20	Ohio	10.25%	F(2)	2037	Interest plus approximately $27.2 of principal payable monthly with $82 due at maturity	None	7,200	6,543	—
21	Michigan	10.51%	F(2)	2030	Interest payable monthly until maturity	None	560	362	—
22	Michigan	10.25%	F(2)	2030	No interest due on the first $300, then interest payable monthly until maturity	None	500	391	—
23	Michigan	10.50%	F(2)	2030	Interest plus approximately $1.9 of principal payable monthly with $1,356 due at maturity		3,835	1,458
24	Michigan	11.91%	F(2)	2030	Interest plus approximately $6.1 of principal payable monthly with $43,864 due at maturity	None	54,223	44,272	—

	Construction Mortgages
25	United Kingdom (1 ALF)	10.00%	F	2026	Interest payable monthly until maturity	None	53,220	53,220	—

	Allowance for credit loss on mortgage loans(7)							(23,078)	—

							$1,144,292	$898,318	$1,472
(1)	Loans included in this schedule represent first mortgages, capital expenditure mortgages and construction mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated. Includes 3 facilities that are not currently operating.
(2)	Interest on the loans escalates at a fixed rate.
(3)	The aggregate cost for federal income tax purposes is approximately $931.6 million (unaudited).

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE — continued

(in thousands)

December 31, 2025

(4)

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$942,765	$698,776	$648,130
Additions during period - new mortgage loans or additional fundings (a)	48,367	292,722	102,332
Deductions during period - collection of principal/other (b)	(99,078)	(63,876)	(79,418)
Allowance for credit loss on mortgage loans	6,264	15,143	27,732
Balance at close of period	$898,318	$942,765	$698,776
(a)	The 2024 and 2023 amounts include $1.5 million and $2.3 million, respectively, of non-cash PIK interest. The 2024 amount includes $7.3 million of non-cash placement of mortgage capital.
(b)	The 2025 and 2023 amounts include $0.9 million and $3.9 million, respectively, of interest payments that were directly applied against the principal balance outstanding using the cost recovery method. The 2025 and 2023 amounts also include $28.5 million and $37.0 million, respectively, of non-cash principal reductions.

(5)	Mortgage written down to the fair value of the underlying collateral.
(6)	Mortgages included in the schedule which were extended during 2025 aggregated approximately $168.2 million.
(7)	The allowance for credit loss on mortgage loans represents the allowance calculated utilizing a PD and LGD methodology. For mortgages that the risk of loss was evaluated on an individual basis, the allowance is included as a reduction to the carrying amount of the mortgage.

INDEX TO EXHIBITS TO 2025 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Amendment and Restatement of the Company, as amended through June 6, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 6, 2025).
3.2	Amended and Restated Bylaws of the Company as of October 21, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 21, 2022).
4.0	See Exhibits 3.1 to 3.2.
4.1

Indenture, dated as of March 18, 2015, by and among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, governing the Company’s 4.500% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 24, 2015).

4.1A

First Supplemental Indenture, dated as of April 1, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.5A to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2015).

4.1B

Second Supplemental Indenture, dated as of August 4, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2A to the Company’s Registration Statement on Form S-4, filed October 6, 2015).

4.1C

Third Supplemental Indenture, dated as of November 9, 2015, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2B to the Amendment to the Company’s Registration Statement on Form S-4/A, filed November 12, 2015).

4.1D

Fourth Supplemental Indenture, dated as of March 29, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2016).

4.1E

Fifth Supplemental Indenture, dated as of May 13, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2016).

4.1F

Sixth Supplemental Indenture, dated as of August 9, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2016).

4.1G

Seventh Supplemental Indenture, dated as of November 10, 2016, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4G to the Company’s Annual Report on Form 10-K, filed February 24, 2017).

4.1H

Eighth Supplemental Indenture, dated as of March 17, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed May 5, 2017).

4.1I

Ninth Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.1J

Tenth Supplemental Indenture, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3A to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.2

Indenture, dated as of April 4, 2017, by and among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association, governing the Company’s 4.750% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 4, 2017).

4.2A

First Supplemental Indenture, dated as of May 11, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6A to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.2B

Second Supplemental Indenture, dated as of May 25, 2017, among the Company, each of the subsidiary guarantors listed therein and U.S. Bank National Association (Incorporated by reference to Exhibit 4.6B to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

4.3

Indenture, dated as of September 20, 2019, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank National Association, governing the Company’s 3.625% Senior Notes due 2029 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 20, 2019).

4.4

Indenture, dated as of October 9, 2020, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank National Association, governing the Company’s 3.375% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 9, 2020).

4.4A

First Supplemental Indenture, dated as of October 30, 2020, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed November 3, 2020).

4.5

Indenture, dated as of March 10, 2021, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank National Association, governing the Company’s 3.250% Senior Notes due 2033 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 10, 2021).

4.6

Indenture dated as of June 20, 2025, among the Company and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 20, 2025).

4.6A

First Supplemental Indenture, dated as of June 20, 2025, among the Company, OHI Healthcare Properties Limited Partnership and U.S. Bank Trust Company, National Association, governing the Company’s 5.200% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed June 20, 2025).

4.7	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.*
10.1	Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed February 23, 2018).
10.2

Amended and Restated Deferred Stock Plan, dated October 16, 2012, and forms of related agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.3

Amended and Restated Credit Agreement, dated as of September 30, 2025, by and among the Company, as a borrower, OHI UK Healthcare Properties Ltd., as a U.K. borrower, certain of Omega’s subsidiaries identified therein, as guarantors, a syndicate of financial institutions, as lenders, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 1, 2025).

10.4

Credit Agreement, dated as of April 30, 2021, among OHI Healthcare Properties Limited Partnership, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 4, 2021).

10.4A

Conforming Changes Amendment to Credit Agreement, dated as of June 7, 2023, amending the Credit Agreement dated April 30, 2021, between OHI Healthcare Properties Limited Partnership and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2023).

10.5

Credit Agreement, dated as of August 8, 2023, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 11, 2023).

10.5A

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

10.6

At-the Market Equity Offering Sales Agreement, dated November 3, 2025, among the Company, the Sales Agents, the Forward Sellers and the Forward Purchasers (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed November 3, 2025).

10.7	Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 11, 2018). +
10.7A

Amendment to Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan, effective June 5, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 5, 2023). +

10.7B

Form of Time-Based Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2022) (Incorporated by reference to Exhibit 10.6M to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.7C

Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (2022 through 2024) (Incorporated by reference to Exhibit 10.6N to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.7D

Form of Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2025) (Incorporated by reference to Exhibit 10.6D to the Company’s Annual Report on Form 10-K, filed February 13, 2025). +

10.7E

Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (2022 through 2024) (Incorporated by reference to Exhibit 10.6O to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.7F

Form of TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2025) (Incorporated by reference to Exhibit 10.6F to the Company’s Annual Report on Form 10-K, filed February 13, 2025). +

10.7G

Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (2022 through 2024) (Incorporated by reference to Exhibit 10.6P to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.7H

Form of TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2025) (Incorporated by reference to Exhibit 10.6H to the Company’s Annual Report on Form 10-K, filed February 13, 2025). +

10.7I

Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (2022 through 2024) (Incorporated by reference to Exhibit 10.6Q to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.7J

Form of Relative TSR-Based Performance Restricted Stock Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2025) (Incorporated by reference to Exhibit 10.6J to the Company’s Annual Report on Form 10-K, filed February 13, 2025). +

10.7K

Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (2022 through 2024) (Incorporated by reference to Exhibit 10.6R to the Company’s Annual Report on Form 10-K, filed February 17, 2022). +

10.7L

Form of Relative TSR-Based Performance Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan (commencing 2025) (Incorporated by reference to Exhibit 10.6L to the Company’s Annual Report on Form 10-K, filed February 13, 2025).+

10.7M

Form of Director Time-Based Profits Interest Units Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6M to the Company’s Annual Report on Form 10-K, filed February 13, 2025). +

10.7N

Form of Director Restricted Stock Award Agreement pursuant to the Omega Healthcare Investors, Inc. 2018 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6N to the Company’s Annual Report on Form 10-K, filed February 13, 2025). +

10.8	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed August 5, 2013). +
10.9	Form of Employment Agreement for Company’s executive officers. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed February 13, 2025). +
10.10

Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan with form of Deferral Agreement pursuant to the Omega Healthcare Investors, Inc. Deferred Cash Compensation Plan (June 30, 2018) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2018). +

10.11

Third Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership as of February 11, 2025 (Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, filed February 13, 2025).

19.1	Omega Healthcare Investors, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed February 13, 2025).
21.1	Subsidiaries of the Registrant.*
22.1	Subsidiary guarantors of guaranteed securities.*
23.1	Consent of Independent Registered Public Accounting Firm for Omega Healthcare Investors, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
97.1	Omega Healthcare Investors, Inc. Incentive Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed February 12, 2024). +

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	February 9, 2026	By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Omega Healthcare Investors, Inc., for itself and in the capacities on the date indicated.

Signatures	Title	Date

/s/ C. Taylor Pickett	Chief Executive Officer	February 9, 2026
C. Taylor Pickett	(Principal Executive Officer)

/s/ Robert O. Stephenson	Chief Financial Officer	February 9, 2026
Robert O. Stephenson	(Principal Financial Officer)

/s/ Neal A. Ballew	Chief Accounting Officer	February 9, 2026
Neal A. Ballew	(Principal Accounting Officer)

/s/ Craig R. Callen	Chair of the Board	February 9, 2026
Craig R. Callen

/s/ Kapila K. Anand	Director	February 9, 2026
Kapila K. Anand

/s/ Dr. Lisa C. Egbuonu-Davis	Director	February 9, 2026
Dr. Lisa C. Egbuonu-Davis

/s/ Barbara B. Hill	Director	February 9, 2026
Barbara B. Hill

/s/ Kevin J. Jacobs	Director	February 9, 2026
Kevin J. Jacobs

/s/ C. Taylor Pickett	Director	February 9, 2026
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 9, 2026
Stephen D. Plavin /s/ Burke W. Whitman	Director	February 9, 2026
Burke W. Whitman