Form 10-Q
period 2026-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2026-04-29
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 24, 2026, there were 297,802 thousand shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,696,967	$7,901,652
Land	1,160,474	1,179,463
Furniture and equipment	531,005	539,775
Construction in progress	11,991	12,492
Total real estate assets	9,400,437	9,633,382
Less accumulated depreciation	(2,930,373)	(2,930,611)
Real estate assets – net	6,470,064	6,702,771
Real estate loans receivable – net	1,389,666	1,380,949
Investments in unconsolidated entities	507,720	414,127
Assets held for sale	233,128	4,000
Total real estate investments	8,600,578	8,501,847
Non-real estate loans receivable – net	354,953	330,322
Total investments	8,955,531	8,832,169

Cash and cash equivalents	26,149	27,024
Restricted cash	27,172	27,539
Contractual and other receivables – net	292,141	280,774
Goodwill	644,352	644,626
Other assets	289,206	236,927
Total assets	$10,234,551	$10,049,059

LIABILITIES AND EQUITY
Revolving credit facility	$425,000	$242,000
Senior notes and other unsecured borrowings – net	4,016,289	4,014,011
Accrued expenses and other liabilities	338,243	352,549
Total liabilities	4,779,532	4,608,560

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 700,000 shares, issued and outstanding – 297,797 shares as of March 31, 2026 and 295,539 shares as of December 31, 2025	29,779	29,553
Additional paid-in capital	8,775,469	8,693,033
Cumulative net earnings	4,828,141	4,677,092
Cumulative dividends paid	(8,495,911)	(8,297,416)
Accumulated other comprehensive income	54,004	79,037
Total stockholders’ equity	5,191,482	5,181,299
Noncontrolling interest	263,537	259,200
Total equity	5,455,019	5,440,499
Total liabilities and equity	$10,234,551	$10,049,059

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Rental income	$270,617	$232,178
Interest income	45,155	43,116
Resident fees and services	6,657	—
Miscellaneous income	526	1,491
Total revenues	322,955	276,785

Expenses
Depreciation and amortization	84,140	79,875
Interest expense	49,755	52,280
Senior housing operating expenses	5,427	—
General and administrative	26,020	32,057
Real estate taxes	3,583	3,311
Acquisition, merger and transition related costs	1,114	1,464
Impairment on real estate properties	392	1,235
(Recovery) provision for credit losses	(3,294)	5,092
Total expenses	167,137	175,314

Other income
Other income – net	1,076	3,047
Gain on assets sold – net	3,024	10,075
Total other income	4,100	13,122

Income before income tax expense and income from unconsolidated entities	159,918	114,593
Income tax expense	(5,106)	(3,611)
Income from unconsolidated entities	3,764	1,078
Net income	158,576	112,060
Net income attributable to noncontrolling interest	(7,527)	(3,028)
Net income available to common stockholders	$151,049	$109,032

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.47	$0.34
Diluted:
Net income available to common stockholders	$0.47	$0.33

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$158,576	$112,060
Other comprehensive income (loss)
Foreign currency translation	(25,740)	25,371
Cash flow hedges	(564)	(4,961)
Total other comprehensive (loss) income	(26,304)	20,410
Comprehensive income	132,272	132,470
Comprehensive income attributable to noncontrolling interest	(6,256)	(3,603)
Comprehensive income attributable to common stockholders	$126,016	$128,867

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2026 and 2025

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (loss)	Equity	Interest	Equity
Balance at December 31, 2025	$29,553	$8,693,033	$4,677,092	$(8,297,416)	$79,037	$5,181,299	$259,200	$5,440,499
Stock related compensation	—	10,667	—	—	—	10,667	—	10,667
Issuance of common stock	226	104,656	—	—	—	104,882	—	104,882
Common dividends declared ($0.67 per share)	—	—	—	(198,495)	—	(198,495)	—	(198,495)
Issuance of OP Units	—	(32,887)	—	—	—	(32,887)	32,887	—
Exchange and redemption of Omega OP Units	—	—	—	—	—	—	(13,276)	(13,276)
Omega OP Units distributions	—	—	—	—	—	—	(21,530)	(21,530)
Other comprehensive loss	—	—	—	—	(25,033)	(25,033)	(1,271)	(26,304)
Net income	—	—	151,049	—	—	151,049	7,527	158,576
Balance at March 31, 2026	$29,779	$8,775,469	$4,828,141	$(8,495,911)	$54,004	$5,191,482	$263,537	$5,455,019

Balance at December 31, 2024	$27,912	$7,915,873	$4,086,907	$(7,516,750)	$22,731	$4,536,673	$194,166	$4,730,839
Stock related compensation	—	15,878	—	—	—	15,878	—	15,878
Issuance of common stock	711	260,012	—	—	—	260,723	—	260,723
Common dividends declared ($0.67 per share)	—	—	—	(189,284)	—	(189,284)	—	(189,284)
Issuance of OP Units	—	(11,922)	—	—	—	(11,922)	11,922	—
Omega OP Units distributions	—	—	—	—	—	—	(18,603)	(18,603)
Other comprehensive income	—	—	—	—	19,835	19,835	575	20,410
Net income	—	—	109,032	—	—	109,032	3,028	112,060
Balance at March 31, 2025	$28,623	$8,179,841	$4,195,939	$(7,706,034)	$42,566	$4,740,935	$191,088	$4,932,023

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$158,576	$112,060
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,140	79,875
Impairment on real estate properties	392	1,235
Straight-line rent and other write-offs	2,377	10,000
(Recovery) provision for credit losses	(3,294)	5,092
Amortization of deferred financing costs and loss on debt extinguishment	3,404	1,380
Stock-based compensation expense	10,592	15,812
Gain on assets sold – net	(3,024)	(10,075)
Straight-line receivables	(13,215)	(12,583)
Interest paid-in-kind	(6,551)	(2,471)
Loss (income) from unconsolidated entities	3	(121)
Other non-cash items	522	255
Change in operating assets and liabilities – net:
Contractual receivables	(2,951)	(1,425)
Other operating assets and liabilities	(15,469)	(17,082)
Net cash provided by operating activities	215,502	181,952
Cash flows from investing activities
Acquisition deposit	—	(30,111)
Acquisition of real estate	(124,995)	(58,365)
Net proceeds from sale of real estate investments	34,488	120,881
Investments in construction in progress	(4,064)	(15,081)
Investment in loan receivables and other	(112,205)	(41,111)
Collection of loan principal	36,716	62,757
Investments in unconsolidated entities	(96,996)	(1,014)
Distributions from unconsolidated entities in excess of earnings	3,400	1,156
Capital improvements to real estate investments	(8,758)	(20,173)
Proceeds from foreign currency forward contracts	735	—
Receipts from insurance proceeds	1,666	322
Net cash (used in) provided by investing activities	(270,013)	19,261
Cash flows from financing activities
Proceeds from borrowings	719,000	—
Payments of borrowings	(536,000)	(400,600)
Payments of financing related costs	(333)	—
Net proceeds from issuance of common stock	104,882	260,723
Dividends paid	(198,420)	(189,218)
Redemption of Omega OP Units	(13,276)	—
Distributions to Omega OP Unit Holders	(21,530)	(18,603)
Net cash provided by (used in) financing activities	54,323	(347,698)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,054)	1,822
Decrease in cash, cash equivalents and restricted cash	(1,242)	(144,663)
Cash, cash equivalents and restricted cash at beginning of period	54,563	548,735
Cash, cash equivalents and restricted cash at end of period	$53,321	$404,072

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2026

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Parent”), is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega”, the “Company”, “we”, “our” or “us”) invests in healthcare-related real estate properties located in the United States (“U.S.”), the United Kingdom (“U.K.”) and Canada. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), including care homes in the U.K., and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and continuing care retirement communities (“CCRCs”). Our core portfolio consists of our long-term “triple-net” leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). Additionally, during the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”), whereby we own and operate healthcare facilities through third-party managers (collectively, our “managers”). In addition to our core investments, we make loans to operators and/or their principals. From time to time, we also acquire equity interests in joint ventures (“JVs”) or entities that support the long-term healthcare industry and our operators, which may include ancillary service or technology companies, and in operating companies.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of March 31, 2026, Parent owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 5% of the outstanding Omega OP Units. The number of Omega OP Units owned by Parent is equivalent to the number of outstanding common shares of beneficial interest in Parent. As of March 31, 2026 and December 31, 2025, there were 15,042,076 and 14,698,225 Omega OP Units outstanding, respectively, that were held by other investors.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The consolidated financial statements include the accounts of Omega Healthcare Investors, Inc., its wholly owned subsidiaries, the JVs and variable interest entities (“VIEs”) that it controls, through voting rights or other means. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in our consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income, total assets, total liabilities, stockholders’ equity or cash position.

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

NOTE 2 – REAL ESTATE ASSETS

As of March 31, 2026, our leased real estate properties included 553 SNFs, 340 ALFs, 19 ILFs, 16 specialty facilities and one CCRC. The following table summarizes the Company’s rental income:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Fixed income from operating leases	$266,864	$228,195
Variable income from operating leases	3,753	3,803
Interest income from direct financing leases	—	180
Total rental income	$270,617	$232,178

Our variable income from operating leases primarily represents the reimbursement by operators for real estate taxes that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the three months ended March 31, 2026:

	Number of			Total Real Estate
	Facilities			Assets Acquired(1)
Period	SNF	ALF	Country/State	(in millions)
Q1	—	1	AL	$10.4	(2)
Q1	13	—	GA	109.4	(3)
Q1	—	1	U.K.	6.6
Total	13	2		$126.4
(1)	Represents the acquisition cost that was allocated to our real estate assets on a relative fair value basis. This also represents the total cost of the acquisition unless specifically noted within the table, as the assets acquired in our acquisitions typically consist of only real estate assets. From time to time, we may have acquisitions in which additional assets and liabilities are assumed.
(2)	Relates to facilities that we own and operate utilizing a RIDEA structure.
(3)	During the first quarter of 2026, we acquired 13 facilities using a reverse like-kind exchange structure pursuant to Section 1031 of the Code (a “reverse 1031 exchange”). As of March 31, 2026, the acquired facilities remained in the possession of the Exchange Accommodation Titleholders (“EATs”). The EATs are classified as VIEs as they do not have sufficient equity investment at risk to permit the entity to finance its activities. The Company consolidated the EATs because it controls the activities that most significantly impact the economic performance of the EATs and is, therefore, the primary beneficiary of the EATs. The properties held by the EATs are reflected as real estate with a carrying value of $108.6 million as of March 31, 2026.

Construction in Progress and Capital Expenditure Investments

We invested $12.8 million and $35.3 million under our construction in progress and capital improvement programs during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, construction in progress included three projects consisting of the development of SNFs in Virginia, Florida and Kansas.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	March 31,	December 31,
	2026	2025
Number of facilities held for sale	19	N/A	(1)
Amount of assets held for sale (in thousands)	$233,128	$4,000
(1)	Relates to a property adjacent to one of our existing facilities.

During the three months ended March 31, 2026, we reclassified 18 facilities in Maryland and West Virginia with a net book value of $225.1 million to assets held for sale. These facilities were subject to a lease to CommuniCare Health Services, Inc. (“CommuniCare”) and were identified for sale as part of our continuous evaluation of our owned facilities. Contractual first quarter rent related to these 18 facilities was $9.2 million. On April 1, 2026, the 12 CommuniCare facilities in Maryland that were included in held for sale with a net book value of $124.3 million were sold for a contractual purchase price of $326.3 million.

Asset Sales

During the three months ended March 31, 2026, we sold four SNFs for $34.5 million in net cash proceeds. As a result of these sales, we recognized a net gain of $3.0 million for the period.

During the three months ended March 31, 2025, we sold 27 facilities (26 SNFs and one ALF) for $120.9 million in net cash proceeds. As a result of these sales, we recognized a net gain of $10.1 million for the period.

Real Estate Impairments

During the three months ended March 31, 2026 and 2025, we recorded real estate impairments of $0.4 million and $1.2 million, respectively.

To estimate the fair value of the facilities for the impairments noted above, we utilized a market approach that considered binding sale agreements (a Level 1 input) or non-binding offers from unrelated third parties and/or broker quotes (a Level 3 input).

NOTE 4 – CONTRACTUAL AND OTHER RECEIVABLES

Contractual receivables relate to the amounts currently owed to us under the terms of our lease and loan agreements. Straight-line receivables primarily relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to us according to the contractual agreement.

A summary of our net contractual and other receivables by type is as follows:

	March 31,	December 31,
	2026	2025

	(in thousands)
Contractual receivables – net	$12,674	$9,723
Straight-line receivables	279,467	271,051
Contractual and other receivables – net	$292,141	$280,774

Cash Basis Operators and Straight-Line Receivable Write-Offs

We review our collectibility assumptions related to our operator leases on an ongoing basis. If we determine that it is no longer probable that substantially all rental payments over the life of a lease are collectible, rental revenue related to the operator lease will be recognized only to the extent of cash payments received (“cash basis of revenue recognition”), and all related receivables associated with the lease will be written off. Write-offs of contractual and straight-line receivables are recorded as adjustments to rental revenue.

We had straight-line receivable write-offs of $2.4 million and zero during the three months ended March 31, 2026 and 2025, respectively, as a result of placing operator leases on a cash basis of revenue recognition. We placed one and zero operators on a cash basis of revenue recognition during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had 20 operators on a cash basis for rental revenue recognition, which represent 21.8% and 18.6% of our total revenues for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, we did not have any straight-line rent receivable write-offs through rental income as a result of transitioning facilities between operators.

Operator Collectibility Updates

Maplewood

We lease 17 facilities to Maplewood Senior Living (along with its affiliates, “Maplewood”) under a master lease agreement (the “Maplewood Master Lease”) that was amended and restated in December 2025. In addition, we lease one assisted living facility, Inspir Embassy Row in Washington, D.C., under a separate single-facility lease (the “Embassy Row Lease”) to an entity that is jointly owned by Maplewood and a third-party investor. We also have a revolving credit facility with Maplewood (the “Maplewood Revolver”) that matures in June 2037 and bears interest at 7% per annum. Maplewood is on a cash basis of revenue recognition for lease purposes and non-accrual status for loan purposes as a result of liquidity issues beginning in 2023, so rental revenue and interest income are only recorded for contractual rent and interest payments that we received from Maplewood for the respective periods.

We recognized rental income of $15.7 million and $13.6 million related to the Maplewood Master Lease during the three months ended March 31, 2026 and 2025, respectively. The amount of unpaid contractual rent that was deferred, as allowable under the terms of the Maplewood Master Lease, was $3.6 million and $4.9 million, for the three months ended March 31, 2026 and 2025, respectively. Deferred rent bears interest at 5% per annum if outstanding longer than 18 months, which is reflected in rental income once received. We recognized full contractual rental income of $3.7 million and $2.1 million related to the Embassy Row Lease during the three months ended March 31, 2026 and 2025, respectively. As discussed further in Note 5 – Real Estate Loans Receivable, no interest income was recorded on the Maplewood Revolver during the three months ended March 31, 2026 and 2025.

In April 2026, Maplewood paid $6.5 million under its lease agreements, $1.3 million of which relates to the Embassy Row Lease.

Genesis

In March 2025, Genesis Healthcare, Inc. (“Genesis”), an operator on a cash basis of rental revenue recognition, failed to make a rent payment due under its lease agreement and interest payment due under one of its loan agreements. In July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. Genesis will continue to operate the 31 facilities subject to a master lease agreement with Omega as a debtor-in-possession (“DIP”), unless and until Genesis’ leasehold interest under the master lease agreement is rejected or assumed and assigned. We provided DIP financings to Genesis, along with other lenders, as further discussed in Note 6 – Non-Real Estate Loans Receivable. As a condition of the DIP financings, Genesis is required to pay Omega full contractual rent under its lease agreement. Since commencing the bankruptcy process in July 2025, Genesis made all required contractual rent and interest payments through the end of March 2026. On January 14, 2026, 101 W State Street Holdings, LLC (“WSSH”) was named the winning bidder in the auction to acquire Genesis’ assets, and on January 26, 2026, the Bankruptcy Court approved the sale to WSSH, subject to satisfaction of the terms and conditions of the purchase and sale agreement between Genesis and WSSH. On April 23, 2026, Genesis filed a notice in the Bankruptcy Court that WSSH had timely delivered the required qualifying commitment letter. To the extent that the transaction is consummated, closing is not expected before June 30, 2026. WSSH has until just before closing to elect to take an assignment of the Omega lease. As discussed in Note 18 – Commitments and Contingencies, the Statutory Unsecured Claimant’s Committee has filed a proposed Complaint and Preliminary Objection regarding the collateral supporting our term loans (discussed in Note 6 – Non-Real Estate Loans Receivable) and regarding payments received by Omega under its lease and loan obligations in the 90 days prior to the Genesis bankruptcy filing date.

We recognized rental income related to Genesis of $13.3 million and $12.5 million (which includes $8.3 million of contractual rent payments received and $4.2 million from the application of proceeds from the letter of credit in March 2025 that we hold as collateral from Genesis) during the three months ended March 31, 2026 and 2025, respectively. In addition, we recognized $7.0 million and $4.2 million of interest income (which includes $0.1 million from the application of proceeds from the letter of credit) related to loans with Genesis during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $3.5 million remaining under the letter of credit that we hold as collateral from Genesis, as well as the collateral we hold under our loan agreements discussed in Note 6 – Non-Real Estate Loans Receivable.

In April 2026, Genesis paid full contractual rent and interest due of $4.7 million.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of March 31, 2026, our real estate loans receivable consists of 19 fixed rate mortgage notes on 91 operating long-term care facilities and 22 other real estate loans. The fixed rate mortgages are collateralized by 46 SNFs, 43 ALFs and two ILFs. The facilities subject to the mortgage notes are operated by 15 independent healthcare operating companies and are located in nine U.S. states and within the U.K. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

A summary of our real estate loans receivable by loan type is as follows:

	As of March 31, 2026
	Weighted	Weighted
	Average	Average Years		March 31,	December 31,
	Interest Rate	to Maturity		2026	2025

				(in thousands)
Mortgage notes receivable – gross	11.1%	3.8	(1)	$893,484	$931,616
Allowance for credit losses on mortgage notes receivable				(25,336)	(33,298)
Mortgage notes receivable – net				868,148	898,318
Other real estate loans – gross	9.0%	7.1	(2)	566,578	524,169
Allowance for credit losses on other real estate loans				(45,060)	(41,538)
Other real estate loans – net				521,518	482,631
Total real estate loans receivable – net				$1,389,666	$1,380,949
(1)	Consists of mortgage notes with maturity dates ranging from 2026 through 2037 (with $143.6 million maturing in 2026).
(2)	Consists of other real estate loans with maturity dates ranging from 2026 through 2037 (with $15.6 million maturing in 2026).

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Mortgage notes – interest income	$24,712	$26,005
Other real estate loans – interest income	7,854	7,157
Total real estate loans interest income	$32,566	$33,162

The following is a summary of advances and principal repayments under our real estate loans:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Advances on new real estate loans receivable(1)	$21,339	$20,047
Advances on existing real estate loans receivable	6,004	6,491
Principal repayments on real estate loans receivable(2)	(17,254)	(43,504)
Net cash advances (repayments) on real estate loans receivable	$10,089	$(16,966)
(1)	For the three months ended March 31, 2026 and 2025, consists of advances under one and two new real estate loans, respectively, that originated during 2026 and 2025, respectively, with weighted average interest rates of 13.0% and 10.8%, respectively.
(2)	Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Below is additional discussion on any significant new loans issued and significant updates to any existing loans.

Maplewood Revolving Credit Facility

No interest income was recorded on the Maplewood Revolver during the three months ended March 31, 2026 and 2025, as the loan is on non-accrual status, and no cash payments were received in either period. After the Maplewood Revolver agreement was amended in December 2025, monthly interest can be paid-in-kind at Maplewood’s election. This change was applied retroactively, starting from January 1, 2023. As of March 31, 2026 and December 31, 2025, the amortized cost basis of the Maplewood Revolver was $263.6 million, which represents 18.1% of the total amortized cost basis of all real estate loan receivables. As of March 31, 2026 and December 31, 2025, the outstanding principal due on the Maplewood Revolver was $329.5 million and $323.8 million, respectively.

Canadian Development Loan

On December 12, 2025, we entered into a loan agreement with a borrower to fund the development of several long-term care facilities in Canada. The maximum commitment under the loan agreement is $87.6 million Canadian dollars ($62.8 million USD), which will be funded in several advances as needed by the borrower. As of March 31, 2026, the outstanding principal due on the loan is $3.0 million Canadian dollars ($2.1 million USD). The loan bears interest at 10.0% per annum and has a maturity date of December 12, 2035. At Omega’s option, the loan is convertible into a 34.9% equity ownership interest in the borrower.

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans consist of fixed and variable rate loans to operators or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower and/or personal guarantees. As of March 31, 2026, we had 44 loans with 27 different borrowers. A summary of our non-real estate loans by loan type is as follows:

	As of March 31, 2026
	Weighted	Weighted
	Average	Average Years		March 31,	December 31,
	Interest Rate	to Maturity		2026	2025

				(in thousands)
Working capital loans receivable	9.6%	1.0	(1)	$61,266	$55,010
Other loans receivable	11.1%	2.9	(2)	390,768	375,574
Non-real estate loans receivable – gross				452,034	430,584
Allowance for credit losses on non-real estate loans receivable				(97,081)	(100,262)
Total non-real estate loans receivable – net				$354,953	$330,322
(1)	Consists of revolving working capital loans receivable collateralized by the accounts receivable of the borrower with maturity dates ranging from 2026 to 2029 (with $28.7 million maturing in 2026).
(2)	Consists of other loans receivable with maturity dates ranging from 2026 to 2037 (with $238.2 million maturing in 2026). One of the other notes outstanding with a principal balance of $6.4 million is past due and has been reserved down to the estimated fair value of the underlying collateral of zero through our allowance for credit losses.

For the three months ended March 31, 2026 and 2025, non-real estate loans generated interest income of $12.6 million and $10.0 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

The following is a summary of advances and principal repayments under our non-real estate loans:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Advances on new non-real estate loans receivable(1)	$29,730	$122
Advances on existing non-real estate loans receivable	4,737	14,405
Principal repayments on non-real estate loans receivable(2)	(17,920)	(16,020)
Net cash advances (repayments) on non-real estate loans receivable	$16,547	$(1,493)
(1)	For the three months ended March 31, 2026 and 2025, consists of advances under six and one new non-real estate loans, respectively, that originated during 2026 and 2025, respectively, with weighted average interest rates of 10.8% and 10.0%, respectively.
(2)	Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Below is additional discussion on any significant new loans issued and/or significant updates to any existing loans.

Genesis Non-Real Estate Loans

As discussed in Note 4 – Contractual and Other Receivables, in July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Dallas Division. Concurrently with the Genesis bankruptcy filing, we provided $8.0 million of a $30.0 million DIP financing, along with other lenders, to Genesis to support sufficient liquidity to, among other things, operate its facilities during bankruptcy. The initial DIP financing loan bore PIK interest at 14.0% per annum (16% in the event of a default), payable monthly in arrears.

In March 2026, we agreed to provide $26.7 million of an $80.0 million super-priority secured DIP loan (the “Super-Priority DIP Loan”) to Genesis, which can increase to up to $105.0 million if a pending transaction does not close. The funds of the Super-Priority DIP Loan were used to fully repay the outstanding principal, interest and fees due under the original $30.0 million DIP loan, pay legal and professional fees related to the bankruptcy and support corporate costs. The Super-Priority DIP Loan bears interest at 12.0% per annum, payable in cash monthly in arrears. The principal is due upon maturity. The Super-Priority DIP loan matures on the earlier of (i) September 30, 2026, (ii) the effective date of a Chapter 11 plan, (iii) the consummation of the sale or other disposition of substantially all of Genesis’ assets, (iv) the date of acceleration of the Super-Priority DIP Loan, (v) dismissal of any Chapter 11 case or (vi) 45 days after the filing of the DIP motion. The Super-Priority DIP Loan lenders hold a super-priority lien on all of Genesis’ assets, which includes a second priority lien on accounts receivable and a first priority lien on all other assets. As of March 31, 2026, $25.0 million is outstanding under the Super-Priority DIP Loan.

As of March 31, 2026, in addition to the Super-Priority DIP Loan, Omega has two secured term loans with Genesis totaling $134.5 million in outstanding principal, both maturing on June 30, 2026.  Prior to Genesis filing for bankruptcy in July 2025, these two secured term loans bore interest at a weighted average fixed interest rate of 13.2% per annum, of which 8.2% per annum was PIK interest and 5.0% per annum was cash interest. The interim DIP order approved, as part of the bankruptcy process, a DIP budget, which allows interest payments due under Omega’s existing term loans to be satisfied in kind during the bankruptcy, except for budgeted adequate protection payments that will be applied as interest on one of Omega’s existing term loans. Following the payoff of the original DIP loan and the origination of the Super-Priority DIP Loan, all interest on Omega’s two term loans will be PIK interest at a weighted average default rate of 15.3% per annum. During the first quarter of 2026, we received $0.2 million of adequate protection payments. The two term loans are currently primarily collateralized by a second priority lien on the equity of several of Genesis’ ancillary businesses.

As part of our ongoing credit loss procedures, we evaluated the fair value of the collateral available to us under the two Genesis term loan agreements and the Super-Priority DIP Loan based on current appraisals and market conditions and determined there is sufficient collateral to support the outstanding principal on all three loans. Based on our determination regarding the sufficiency of the collateral, the loans remain on an accrual basis. During the first quarter of 2026, we adjusted the internal risk rating on the term loans from a 4 to 5 to reflect the increased risk of the term loans as a result of the adjustment of the term loans’ collateral from a first priority lien to second priority lien on the equity of several of Genesis’ ancillary businesses following the origination, and due to the collateral position of, the Super-Priority DIP Loan. As of March 31, 2026, the internal risk rating on each of the term loans is a 5 and the Super-Priority DIP Loan is a 3, which we believe appropriately reflects the risks associated with these loans.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the three months ended March 31, 2026 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2025	Provision (Recovery) for Credit Loss for the three months ended March 31, 2026 (1)		Write-offs charged against allowance for the three months ended March 31, 2026	Allowance for Credit Loss as of March 31, 2026
		(in thousands)
1	Real estate loan receivable	$214	$(214)		$—	$—
2	Real estate loans receivable	180	(45)		—	135
3	Real estate loans receivable	9,972	(933)		—	9,039
4	Real estate loans receivable	19,097	(679)		—	18,418
5	Real estate loans receivable	35,153	2,727		—	37,880
6	Real estate loans receivable	10,220	(5,296)		—	4,924
	Sub-total	74,836	(4,440)	(2)	—	70,396

2	Non-real estate loans receivable	39	(34)		—	5
3	Non-real estate loans receivable	1,042	(213)		—	829
4	Non-real estate loans receivable	906	(302)		—	604
5	Non-real estate loans receivable	41,128	(1,944)		—	39,184
6	Non-real estate loans receivable	57,147	4,217		(4,905)	56,459
	Sub-total	100,262	1,724	(2)	(4,905)	97,081

3	Unfunded real estate loan commitments	409	(25)		—	384
4	Unfunded real estate loan commitments	4,600	(298)		—	4,302
2	Unfunded non-real estate loan commitments	6	(4)		—	2
3	Unfunded non-real estate loan commitments	76	(14)		—	62
4	Unfunded non-real estate loan commitments	279	(37)		—	242
	Sub-total	5,370	(378)		—	4,992

	Total	$180,468	$(3,094)		$(4,905)	$172,469

(1)	The provision (recovery) amounts in the rollforward do not reflect $0.2 million of aggregate cash recoveries received during the three months ended March 31, 2026 on loans that were previously written off.
(2)	These amounts include cash recoveries of $1.3 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $3.7 million related to principal payments received on loans that were fully reserved.

A rollforward of our allowance for credit losses for the three months ended March 31, 2025 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2024	Provision (Recovery) for Credit Loss for the three months ended March 31, 2025 (1)		Write-offs charged against allowance for the three months ended March 31, 2025	Other reductions to the allowance for the three months ended March 31, 2025		Allowance for Credit Loss as of March 31, 2025
		(in thousands)
1	Real estate loans receivable	$312	$(9)		$—	$—		$303
2	Real estate loans receivable	492	(59)		—	—		433
3	Real estate loans receivable	10,991	443		—	—		11,434
4	Real estate loans receivable	22,528	(1,503)		—	—		21,025
5	Real estate loans receivable	25,476	5,299		—	—		30,775
6	Real estate loans receivable	11,450	(16)		—	—		11,434
	Sub-total	71,249	4,155		—	—		75,404

5	Investment in direct financing leases	1,605	—		—	(1,605)	(2)	—
	Sub-total	1,605	—		—	(1,605)		—

2	Non-real estate loans receivable	37	(3)		—	—		34
3	Non-real estate loans receivable	1,868	(89)		—	—		1,779
4	Non-real estate loans receivable	2,268	(866)		—	—		1,402
5	Non-real estate loans receivable	43,287	125		—	—		43,412
6	Non-real estate loans receivable	75,335	3,536		—	—		78,871
	Sub-total	122,795	2,703	(3)	—	—		125,498

2	Unfunded real estate loan commitments	1	—		—	—		1
3	Unfunded real estate loan commitments	461	84		—	—		545
4	Unfunded real estate loan commitments	40	2		—	—		42
5	Unfunded real estate loan commitments	1,767	(252)		—	—		1,515
2	Unfunded non-real estate loan commitments	13	(8)		—	—		5
3	Unfunded non-real estate loan commitments	183	(19)		—	—		164
4	Unfunded non-real estate loan commitments	433	150		—	—		583
6	Unfunded non-real estate loan commitments	65	(65)		—	—		—
	Sub-total	2,963	(108)		—	—		2,855

		$198,612	$6,750		$—	$(1,605)		$203,757
(1)	The provision (recovery) amounts in the rollforward do not reflect $1.7 million of aggregate cash recoveries received during the three months ended March 31, 2025 on loans that were previously written off.
(2)	Represents the allowance for credit losses related to an investment in direct financing lease that was reclassified to real estate assets in connection with the termination of the lease in the first quarter of 2025.
(3)	The amount includes cash recoveries of $1.6 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method, in which any payments received are applied directly against the principal balance outstanding. This amount also includes $3.1 million related to principal payments received on loans that were fully reserved.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2026	2025	2024	2023	2022	2021	2020 & older	Revolving Loans	Balance as of March 31, 2026
		(in thousands)
2	Real estate loans receivable	$—	$—	$29,700	$—	$—	$—	$—	$—	$29,700
3	Real estate loans receivable	21,339	34,787	178,098	159,883	35,600	72,420	—	—	502,127
4	Real estate loans receivable	38,900	35,415	85,154	89,428	—	31,696	—	—	280,593
5	Real estate loans receivable	—	—	—	—	—	—	379,138	263,580	642,718
6	Real estate loans receivable	—	—	—	—	—	—	4,924	—	4,924
	Sub-total	60,239	70,202	292,952	249,311	35,600	104,116	384,062	263,580	1,460,062

2	Non-real estate loans receivable	—	—	—	—	—	—	—	5,800	5,800
3	Non-real estate loans receivable	24,543	976	2,958	64,482	13,187	—	2,893	43,445	152,484
4	Non-real estate loans receivable	—	3,033	4,411	—	—	—	1,000	45,258	53,702
5	Non-real estate loans receivable	4,000	500	6,000	—	—	—	173,089	—	183,589
6	Non-real estate loans receivable	—	—	6,386	1,500	24,457	—	24,116	—	56,459
	Sub-total	28,543	4,509	19,755	65,982	37,644	—	201,098	94,503	452,034

	Total	$88,782	$74,711	$312,707	$315,293	$73,244	$104,116	$585,160	$358,083	$1,912,096

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$(4,905)	$—	$(4,905)

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of March 31, 2026 and December 31, 2025, we have excluded $12.7 million and $9.7 million, respectively, of contractual interest receivables from our allowance for credit losses. We write off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three months ended March 31, 2026 and 2025, we recognized $1.1 million and $0.5 million, respectively, of interest income related to loans on non-accrual status as of March 31, 2026.

NOTE 8 – VARIABLE INTEREST ENTITIES

Unconsolidated Variable Interest Entities

We hold variable interests in several VIEs through our investing and financing activities, which are not consolidated, as we have concluded that we are not the primary beneficiary of these entities as we do not have the power to direct activities that most significantly impact the applicable VIE’s economic performance and/or the variable interest we hold neither obligates us to absorb losses nor provides us with the right to receive benefits from the VIE that could potentially be significant.

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	(in thousands)
Assets
Real estate assets – net	$1,001,783	$1,010,790
Assets held for sale	—	4,000
Real estate loans receivable – net	666,600	600,543
Investments in unconsolidated entities	345,863	346,034
Non-real estate loans receivable – net	25,140	20,742
Contractual and other receivables – net	3,149	1,068
Other assets	718	—
Total assets	2,043,253	1,983,177

Liabilities
Accrued expenses and other liabilities	(43,987)	(40,579)
Total liabilities	(43,987)	(40,579)

Collateral
Personal guarantee	(8,000)	(8,000)
Other collateral	(1,282,638)	(1,270,795)
Total collateral	(1,290,638)	(1,278,795)

Maximum exposure to loss	$708,628	$663,803

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs, following the date they were determined to be VIEs, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue
Rental income	$27,965	$32,887
Interest income	9,300	7,326
Total	$37,265	$40,213

Consolidated VIEs

The Company consolidates Omega OP, a VIE in which the Company is considered the primary beneficiary. The Company, as general partner, has the power to direct the activities of Omega OP that most significantly affect Omega OP’s performance, and through its interest in Omega OP, has both the right to receive benefits from and the obligation to absorb losses of Omega OP.

Additionally, we own a partial equity interest in a JV that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on our ability to direct the activities that most significantly impact the JV’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the JV. Omega is not required to make any additional capital contributions to the JV. As of March 31, 2026 and December 31, 2025, this JV has $23.0 million and $23.2 million, respectively, of total assets, and $20.9 million of total liabilities, which are included in our Consolidated Balance Sheets.

In addition, as discussed in Note 2 – Real Estate Assets, we consolidated the EATs that are classified as VIEs.

NOTE 9 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Unconsolidated Entities

The following is a summary of our investments in unconsolidated entities (dollars in thousands):

				Carrying Amount
	Ownership	Facility	Facility	March 31,	December 31,
Entity/Description	% (1)	Type	Count (1)	2026	2025
SHH Holdings, LLC(2)	49%	Various	65	$220,004	$222,161
Saber Healthcare Holdings, LLC	9.9%	N/A	N/A	93,976	—
In Substance Real Estate Investments(3)	N/A	ALF	13	78,476	75,353
Lakeway Realty, L.L.C.	51%	Specialty facility	1	64,390	64,699
Liberty JVs	49%	CCRC	1	41,869	42,754
Other Healthcare JVs(4)(5)	9% – 25%	N/A	N/A	7,915	7,429
Other Real Estate JVs(4)(6)	20% – 50%	Various	6	1,090	1,731
				$507,720	$414,127
(1)	Ownership percentages and facility counts are as of March 31, 2026.
(2)	For the three months ended March 31, 2026, we recognized income of $1.9 million (inclusive of basis amortization) and received distributions totaling $4.1 million from SHH Holdings, LLC.
(3)	Relates to mortgage loan agreements under which we are able to participate in the residual profits of the facilities, subject to the mortgage, upon a sale or refinancing. We evaluated the characteristics of these investments, including the associated risks and rewards, and have determined they are more similar to those associated with an investment in real estate than a loan. Arrangements with characteristics in line with real estate joint ventures are treated as in substance real estate investments and accounted for using the equity method. We have determined that these borrowers under the mortgage loans are VIEs but we have not consolidated the borrowers because we are not the primary beneficiary.
(4)	As of March 31, 2026 and December 31, 2025, we had an aggregate of $22.0 million of loans outstanding with these JVs.
(5)	As of March 31, 2026, includes six JVs engaged in businesses that support the long-term healthcare industry and our operators.
(6)	As of March 31, 2026, includes two JVs formed for the purpose of owning or providing financing for SNFs or ALFs.

Saber Healthcare Holdings, LLC

On January 1, 2026, Omega acquired a 9.9% equity interest in Saber Healthcare Holdings, LLC (“Saber”) for cash consideration of $92.8 million, including related transaction fees. Saber is an operating company to which Omega leases 53 operating facilities under a master lease agreement for monthly contractual rent of $5.4 million as of March 31, 2026. Saber also operates and leases 65 facilities held by SHH Holdings, LLC, a property holding company JV in which Omega owns a 49% equity interest. Under the Saber operating agreement, Omega will receive minimum quarterly cash distributions equivalent to an annualized yield of 8% on its investment. For the three months ended March 31, 2026, we recognized income of $1.1 million (inclusive of basis amortization) from this investment.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of March 31, 2026 and December 31, 2025:

(in thousands)
Balance as of December 31, 2025	$644,626
Foreign currency translation	(274)
Balance as of March 31, 2026	$644,352

The following is a summary of our intangible assets and liabilities as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	(in thousands)
Assets:
Above market leases	$33,376	$33,977
Accumulated amortization	(7,455)	(6,816)
Net above market leases	$25,921	$27,161

Liabilities:
Below market leases	$33,014	$33,014
Accumulated amortization	(26,782)	(26,570)
Net below market leases	$6,232	$6,444

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

For the three months ended March 31, 2026 and 2025, our net amortization expense related to intangibles was $0.5 million and $0.2 million, respectively. The estimated net amortization expense related to these intangibles for the remainder of 2026 and the next four years is as follows: remainder of 2026 – $1.5 million; 2027 – $2.0 million; 2028 – $2.1 million; 2029 – $2.1 million and 2030 – $2.2 million. As of March 31, 2026, the weighted average remaining amortization period of above market lease assets is nine years and below market lease liabilities is eight years.

NOTE 11 – CONCENTRATION OF RISK

As of March 31, 2026, our real estate investment portfolio comprised 1,039 operating healthcare facilities, including fee simple wholly-owned facilities that are held for investment or sale, facilities that are collateral under our mortgage loans and facilities within consolidated JVs. These healthcare facilities are located in 42 states, Washington, D.C., the U.K. and Jersey, and are operated or managed by 89 third-party operators or managers. At March 31, 2026, 98% of our real estate investments related to long-term healthcare facilities.

Operator Concentration

During the three months ended March 31, 2026, we had no operators with total revenues that exceeded 10% of our total revenues. During the three months ended March 31, 2025, we had one operator with total revenues that exceeded 10% of our total revenues: CommuniCare. CommuniCare generated 9.4% and 11.0% of our total revenues for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, CommuniCare represented 6.4% of our total investments (before accumulated depreciation and allowances).

As of March 31, 2026 and December 31, 2025, we had total investments (before accumulated depreciation and allowances) with one operator that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated 6.6% and 6.3% of our total revenues for the three months ended March 31, 2026 and 2025, respectively.

Geographic Concentration

As of March 31, 2026, the three geographic locations in which we had our highest concentration of real estate assets and mortgages (before accumulated depreciation and allowances) were the U.K. (17.2%), Texas (8.6%) and Indiana (6.0%).

NOTE 12 – STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of our declared cash dividends on common stock:

Record Date	Payment Date	Dividend per Common Share
February 9, 2026	February 17, 2026	$0.67
May 4, 2026	May 15, 2026	0.67

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three months ended March 31, 2026 and 2025 (in thousands):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	March 31, 2025	2,667	$99,751
Three Months Ended	March 31, 2026	9	438

At-The-Market Offering Programs

The following is a summary of the shares issued under our former $1.25 billion 2024 At-The-Market Offering Program and our current $2.0 billion 2025 At-The-Market Offering Program (collectively, the “ATM Program”) for the three months ended March 31, 2026 and 2025 (in thousands except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
Three Months Ended	March 31, 2025	4,390	$37.06	$164,449	$162,670
Three Months Ended	March 31, 2026	2,219	47.56	106,684	105,518
(1)	Represents the average price per share after issuance costs.

We did not utilize the forward provisions under the ATM Program during the three months ended March 31, 2026 and 2025.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	(in thousands)
Foreign currency translation	$(12,840)	$20,353
Derivative instruments designated as cash flow hedges	66,352	66,916
Derivative instruments designated as net investment hedges	659	(6,794)
Total accumulated other comprehensive income before noncontrolling interest	54,171	80,475
Add: portion included in noncontrolling interest	(167)	(1,438)
Total accumulated other comprehensive income for Omega	$54,004	$79,037

During the three months ended March 31, 2026 and 2025, we reclassified $2.1 million and $1.4 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

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

The following is a summary of our provision for income taxes:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Federal income tax (benefit) expense	$(783)	$112
State and local income tax expense	241	156
Foreign tax expense	5,648	3,343
Total income tax expense (1)	$5,106	$3,611
(1)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

The income tax expense for both the three months ended March 31, 2026 and 2025 was primarily due to income from foreign jurisdictions that is subject to foreign income taxes and withholding taxes.

As of March 31, 2026 and December 31, 2025, deferred tax assets totaled $22.1 million and $22.5 million, respectively, and deferred tax liabilities totaled zero. Our deferred tax assets relate primarily to loss carryforwards.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Stock-based compensation expense	$10,592	$15,812

Stock-based compensation expense of $15.8 million for the three months ended March 31, 2025 includes $6.6 million of non-cash stock-based compensation expense associated with the transition discussed in the “Leadership Transition” section below. Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations.

We granted 236,102 time-based profits interest units (“PIUs”) during the first quarter of 2026 to certain officers and employees, and those units vest on December 31, 2028 (three years after the grant date), subject to continued employment and vesting in connection with certain other events.

We granted 2,071,260 performance-based PIUs during the first quarter of 2026 to certain officers and employees, which are earned based on the level of performance over the performance period (normally three years) and vest quarterly in the fourth year, subject to continued employment and vesting in connection with certain other events. We also granted 76,138 performance-based restricted stock units (“RSUs”) during the first quarter of 2026 to certain employees, which are earned based on the level of performance over the performance period (normally three years) and vest on December 31, 2028, subject to continued employment.

Time-based and performance-based grants made to named executive officers and key employees that meet certain conditions under the Company’s retirement policy (length of service, age, etc.) vest on an accelerated basis pursuant to the terms of our 2018 Stock Incentive Plan.

Leadership Transition

The Company incurred an additional non-cash stock-based compensation expense of $6.6 million related to the termination of employment of Daniel J. Booth, our former Chief Operating Officer, and modifications to his equity awards. This expense is reported under general and administrative expenses in the Consolidated Statements of Operations for the three months ended March 31, 2025. General and administrative expenses also include the accrual of $2.2 million of transition payments to Mr. Booth to be made over the 24-month period and other costs incurred related to the transition.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		March 31,	March 31,	December 31,
	Maturity	2026	2026	2025

			(in thousands)
Unsecured borrowings:
Revolving Credit Facility(1)	2029	SOFR + 1.05%	$425,000	$242,000
			425,000	242,000
Senior notes and other unsecured borrowings:
2027 notes(1)	2027	4.50%	700,000	700,000
2028 notes(1)	2028	4.75%	550,000	550,000
2029 notes(1)	2029	3.63%	500,000	500,000
2030 notes(1)	2030	5.20%	600,000	600,000
2031 notes(1)	2031	3.38%	700,000	700,000
2033 notes(1)	2033	3.25%	700,000	700,000
2028 Term Loan(1)(2)	2028	5.22%	300,000	300,000
Deferred financing costs – net			(16,356)	(17,451)
Discount – net			(17,355)	(18,538)
Total senior notes and other unsecured borrowings – net			4,016,289	4,014,011

Total unsecured borrowings – net(3)(4)			$4,441,289	$4,256,011
(1)	Guaranteed by Omega OP.
(2)	Reflects the impact of interest rate swaps on the 2028 Term Loan which effectively fix the SOFR-based portion of the interest rate at 4.019%.
(3)	All borrowings are direct borrowings of Parent unless otherwise noted.
(4)	Certain of our other unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2026 and December 31, 2025, we were in compliance with all applicable covenants for our borrowings.

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

Derivatives Designated as Hedging Instruments

As of March 31, 2026, we have nine interest rate swaps with $300.0 million in notional value. The swaps are designated as cash flow hedges of interest payments on one variable interest loan. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes.

In the third quarter of 2025, Omega entered into six GBP/USD currency forward contracts with notional amounts totaling £108.0 million and a weighted average GBP-USD rate of 1.3600, each of which mature between October 2, 2025 and January 5, 2027. We recognized fair value gains of $0.9 million related to these forward contracts that are recorded within other income – net in the Consolidated Statements of Operations for the three months ended March 31, 2026. As of March 31, 2026, we have four GBP/USD currency forward contracts remaining with notional amounts totaling £54.0 million and a weighted average GBP-USD rate of 1.3636, each of which mature between April 2, 2026 and January 5, 2027.

The location and fair value of Omega’s derivative instruments at the respective balance sheet dates were as follows:

	March 31,	December 31,
	2026	2025

	(in thousands)
Cash flow hedges:
Accrued expenses and other liabilities	$1,605	$3,402

Net investment hedges:
Other assets	$729	$—
Accrued expenses and other liabilities	$3,534	$10,258

Derivative instruments not designated:
Other assets	$1,854	$1,729

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

As of March 31, 2026 and December 31, 2025, the net carrying amounts and fair values of our other financial instruments were as follows:

	March 31, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Real estate loans receivable – net	$1,389,666	$1,417,646	$1,380,949	$1,412,106
Non-real estate loans receivable – net	354,953	358,258	330,322	331,970
Total	$1,744,619	$1,775,904	$1,711,271	$1,744,076
Liabilities:
Revolving Credit Facility	$425,000	$425,000	$242,000	$242,000
2028 Term Loan	298,252	300,000	298,118	300,000
4.50% notes due 2027 – net	698,597	699,069	698,231	702,303
4.75% notes due 2028 – net	548,193	549,527	547,941	554,307
3.63% notes due 2029 – net	495,819	480,230	495,517	484,105
5.20% notes due 2030 – net	590,737	602,436	590,190	610,608
3.38% notes due 2031 – net	691,199	646,954	690,752	653,527
3.25% notes due 2033 – net	693,492	616,140	693,262	622,272
Total	$4,441,289	$4,319,356	$4,256,011	$4,169,122

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2025). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Real estate loans receivable: The fair values of the real estate loans receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving Credit Facility and 2028 Term Loan: The carrying amounts of these approximate fair value because the borrowings are interest rate adjusted. Differences between carrying values and the fair values in the table above are due to the inclusion of deferred financing costs and discounts in the carrying values.
●	Senior notes: The fair values of the senior unsecured notes payable are estimated based on (Level 1) publicly available trading prices.

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

In January 2023, the Gulf Coast Debt Holders served a lawsuit against the Omega Gulf Coast Obligor in the Superior Court of the State of Delaware, asserting claims for (i) breach of the instruments evidencing the Subordinated Debt, (ii) declaratory judgment and (iii) unjust enrichment, all claims that are factually based on the claims that were the subject of the Omega Gulf Coast Obligor’s lawsuit in Maryland. In February 2023, the Omega Gulf Coast Obligor filed a motion to dismiss or, in the alternative, to stay this action pending the outcome of the above-referenced lawsuit in Maryland, and in July 2023, the Delaware court stayed the proceeding pending further developments in the Maryland litigation. In July 2025, the Delaware state court requested that Omega file an answer to the lawsuit by August 19, 2025, while allowing the stay to remain in place, subject to further orders of the Delaware court. Omega timely filed its answer and affirmative defenses, denying the claims and relief sought by the Gulf Coast Debt Holders in the Delaware state court. It is anticipated that the Delaware case stay will be lifted based on the denial of the appeal that was issued in January 2026 in the Maryland case. While Omega believes the Omega Gulf Coast Obligor is entitled to enforcement of the offset rights that are the subject of these actions, Omega cannot predict the ultimate outcome of the litigation.

Genesis Bankruptcy - Claim of Statutory Unsecured Claimants’ Committee

On December 4, 2025, the Genesis Statutory Unsecured Claimants’ Committee (“UCC”) filed its (a) Motion for Leave, Standing, And Authority To Prosecute Certain Claims On Behalf Of The Debtors’ Estates And For Related Relief which attached a proposed complaint against a subsidiary of the Company, and (b) Preliminary Objection To Determine The Secured Status Of Prepetition Term Loan Claims. Both the proposed complaint and Preliminary Objection seek a determination that the Prepetition Term Loan(s) under which our subsidiary is a co-lender is, in part, unsecured. The proposed complaint also alleges a preference action against the agent under the Prepetition Term Loan(s) in respect of payments made to said agent within the ninety (90) days of the Genesis bankruptcy filing (the “Petition Date”), certain of which payments were disbursed to our subsidiary. Finally, the proposed complaint alleges a preference action against other subsidiaries of the Company, in respect of lease payments made to such subsidiaries under a master lease with Genesis within ninety (90) days of the Petition Date. On January 23, 2026, the UCC and the Debtors in the proceeding entered into an unopposed stipulation that the Bankruptcy Court’s consideration of the motion shall be continued to the date of an order confirming a Chapter 11 plan in accordance with Section 1129 of the Bankruptcy Code, whereupon the motion will be granted. The Bankruptcy Court approved the stipulation by order dated January 26, 2026. While Omega believes that the claims asserted against our subsidiaries are without merit and intends to vigorously defend against them, Omega cannot predict the ultimate outcome of this action.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of March 31, 2026, our maximum funding commitment under these indemnification agreements was $7.5 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable if the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other commitments. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at March 31, 2026 are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$201,622
Non-real estate loan commitments	49,007
Real estate loan commitments	84,398
Total remaining commitments (1)	$335,027
(1)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share amounts)
Numerator:
Net income	$158,576	$112,060
Less: adjustments to basic numerator(1)	(18,890)	(16,213)
Net income available to common stockholders – basic	$139,686	$95,847
Add: net income attributable to OP Units	7,109	2,794
Net income available to common stockholders – diluted	$146,795	$98,641
Denominator:
Denominator for basic earnings per share	297,047	283,015
Effect of dilutive securities:
Common stock equivalents	3,014	3,703
Noncontrolling interest – Omega OP Units	15,067	8,210
Denominator for diluted earnings per share	315,128	294,928

Earnings per share – basic:
Net income available to common stockholders	$0.47	$0.34
Earnings per share – diluted:
Net income available to common stockholders	$0.47	$0.33
(1)	Includes adjustments to remove income related to non-controlling interests and participating shares including time-based and performance-based PIUs and time-based and performance-based RSUs.

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$26,149	$367,957
Restricted cash	27,172	36,115
Cash, cash equivalents and restricted cash at end of period	$53,321	$404,072

Supplemental information:
Interest paid during the period, net of amounts capitalized	$55,682	$63,050
Taxes paid during the period	$7,306	$516

Non-cash investing activities:
Non-cash acquisition of real estate	$(1,472)	$—
Non-cash collection of real estate loan receivable principal	$1,472	$—

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

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Interest expense	$46,351	$50,900
Interest – amortization of deferred financing costs (1)	3,404	1,380
Interest expense – net	$49,755	$52,280
(1)	Includes amortization of deferred financing costs, discounts and premiums.

NOTE 22 – SUBSEQUENT EVENTS

New Investments

In April 2026, we acquired three senior housing facilities in Rhode Island for a contractual purchase price of $42.0 million. The Company will operate the facilities through a new third-party property manager utilizing a RIDEA structure.

In April 2026, we acquired two SNFs in Indiana for a contractual purchase price of $33.0 million from SHH Holdings, LLC and leased them to one existing operator. These facilities were acquired using a reverse 1031 exchange.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters, occupancy levels and quality of care, including the management of infectious diseases;
(3)	our operators’ ability to manage industry challenges, including staffing shortages, which may impact certain regions more acutely, increased costs, and the sufficiency of governmental reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including changes to Medicaid and Medicare reimbursements, the potential impact of recent changes to state Medicaid funding levels as well as legislative and regulatory initiatives related to establishing minimum staffing requirements for skilled nursing facilities (“SNFs”) that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”), including as the result of any federal or state policy changes driven by the current focus on capital providers to the healthcare industry;
(7)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and assisted living facility (“ALF”) markets or local real estate conditions;
(8)	the availability and cost of capital to us;
(9)	changes in our credit ratings and the ratings of our debt securities;
(10)	competition in the financing of healthcare facilities;
(11)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(12)	changes in the financial position of our operators;
(13)	the effect of economic, regulatory and market conditions generally and, particularly, in the healthcare industry in the United States and in other jurisdictions where we conduct business, including the United Kingdom;
(14)	changes in interest rates and foreign currency exchange rates and the impact of inflation and changes in global tariffs and international trade disputes;
(15)	the timing, amount and yield of any additional investments;
(16)	our ability to maintain our status as a REIT;
(17)	operational risks associated with our investments in healthcare operating companies, including senior housing properties managed through structures authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”);

(18)	the use of, or inability to use, artificial intelligence by us or our operators, managers, vendors and investors; and
(19)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, public health crises or pandemics, cyber threats and governmental action, particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	First Quarter of 2026 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of March 31, 2026, Parent owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 5% of the outstanding Omega OP Units.

Omega has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States (“U.S.”), the United Kingdom (“U.K.”) and Canada. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs, ALFs (including care homes in the U.K.), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and continuing care retirement communities (“CCRCs”). Our core portfolio consists of our long-term leases and real estate loans with healthcare operating companies and affiliates (collectively, our “operators”). Real estate loans consist of mortgage loans and other real estate loans that are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. Additionally, during the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”), whereby we own and operate healthcare facilities through third-party managers (collectively, our “managers”). In addition to our core investments, we make loans to operators and/or their principals. These loans, which may be either unsecured or secured by the collateral of the borrower, are classified as non-real estate loans. From time to time, we also acquire equity interests in joint ventures (“JVs”) or entities that support the long-term healthcare industry and our operators, which may include ancillary service or technology companies, and in operating companies.

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

Government Regulation and Reimbursement

The following information supplements and updates, and should be read in conjunction with, the information contained under the caption Item 1. Business – Government Regulation and Reimbursement in our Annual Report on Form 10-K for the year ended December 31, 2025.

The healthcare industry is heavily regulated. Our healthcare facility operators (which include our TRS entities and their managers when we use a RIDEA structure) are subject to extensive and complex federal, state and local healthcare laws and regulations in the U.S., where most of our operators are located, and in the U.K. and Canada relating to quality of care, licensure and certificate of need, resident rights (including abuse and neglect), consumer protection, government reimbursement, fraud and abuse compliance and similar laws governing the operation of healthcare facilities. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators and managers, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that in our triple-net business we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act in the U.S., among others. Moreover, given that certain of our arrangements are structured under RIDEA, certain healthcare fraud and abuse and data privacy laws, including those related to personal health information, could apply directly to us.

The long-term care industry continues to manage a number of challenges, including staffing shortages, which may impact certain regions more acutely, and certain expense and inflationary cost increases, all of which have persisted since the pandemic. The ultimate impacts of these ongoing challenges may depend on future developments, including those impacts related to global tariffs, the sufficiency of reimbursement rate setting, recent changes to the Medicaid program on state reimbursement levels, potential future Medicaid and Medicare reforms and other state regulatory initiatives, all of which are uncertain and difficult to predict and may adversely impact our business, results of operations, financial condition and cash flows.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid in the U.S. and local authority funding in the U.K. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs or other budgetary adjustments by government payors, including through potential Medicaid reforms and the push by the U.S. Centers for Medicare and Medicaid Services (“CMS”) towards Medicare Advantage programs, will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. The change in presidential administration and U.S. Congressional majorities at the federal level have increased the political focus on entitlement program changes and created additional uncertainty with respect to the level of government reimbursement available and the extent of industry regulation. The July 2025 passage of the OBBBA enacted significant reforms regarding funding and operation of the Medicaid program, including an estimated $920 billion in cuts to Medicaid over the next decade, as well as additional reforms related to enactment of new home and community-based services (“HCBS”) waivers; and freezing, rather than reducing, nursing home provider taxes. The OBBBA’s restrictions on provider taxes to other types of healthcare providers may adversely impact our operators indirectly to the extent states reduce reimbursement levels generally to offset general provider tax reductions.

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

Quality of Care and Staffing Initiatives. In July 2025, the CMS Nursing Home Care Compare website and the Five Star Quality Rating System were updated to include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Beginning July 30, 2025, CMS published aggregated performance data, including average overall Five Star ratings, health inspection ratings, staffing, and quality measure ratings for “chains” or groups of Medicare-certified nursing homes that share at least one individual or organizational owner, officer, or entity with operational/managerial control. Additionally, both the U.S. Senate and House of Representatives introduced bills in 2026 related to mandating certain staffing requirements for SNFs. However, the likelihood of these legislative measures passing remains uncertain, and we cannot predict whether proposed or future healthcare reform legislation or regulatory changes will have a material impact on our operators’ properties or business.

Oversight of For-Profit Ownership of Healthcare Facilities; Ownership Disclosures. In November 2023, CMS issued a final rule that would have required SNFs participating in the Medicare or Medicaid programs to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs, private equity firms and other investment firms, citing concerns regarding the quality of care provided at SNFs owned by such entities. These reporting obligations were suspended indefinitely by CMS in December 2025. Notwithstanding the suspension, calls for federal and state oversight of the role of for-profit ownership of healthcare facilities in the U.S., including certain proposed federal and state legislative and regulatory initiatives focused on hospital and SNF financial arrangements with REITs and private equity firms, have persisted.

At the federal level, in January 2025, HHS and the Senate Budget Committee issued reports that found private equity investment in healthcare has had negative consequences for patients and providers. In addition, in recent years, several U.S. senators have proposed legislation and conducted oversight initiatives that would, if enacted, restrict certain investors, including REITs and private equity firms, from investing in certain healthcare facilities, restrict such facilities’ receipt or use of funds received from government healthcare programs, increase financial transparency reporting obligations for such facilities and impose penalties on certain landlords or private equity investors in healthcare facilities whose operators subsequently enter into bankruptcy proceedings.

Additionally, in January 2025, the State of Massachusetts enacted a law that requires notification for certain transactions involving SNFs and REITs and restricts new licenses to hospitals with certain facilities leased from REITs. Legislation with similar or more restrictive provisions has been proposed in several other states.

While the likelihood of any of these legislative measures passing at the federal level or in any additional U.S. states remains uncertain, these initiatives, as well as additional calls for governmental review of the role of for-profit ownership of healthcare facilities in the U.S., including proposed legislation related to certain SNF financial arrangements with REITs, if enacted, could result in additional requirements or restrictions on our operators or us.

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

CMS permits physical therapists, occupational therapists and speech-language pathologists to furnish services via telehealth to Medicare Part B beneficiary residents of SNFs and to bill as distant site practitioners. These telehealth flexibilities, which originated in 2020 under COVID-19 waiver provisions, were most recently extended through December 31, 2027 with passage of the Consolidated Appropriations Act of 2026.

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

U.K. Regulations. The U.K. also imposes very high levels of regulation on our U.K.-based operators. In England, where the majority of our U.K. operators are based, the Care Quality Commission (“CQC”) has regulatory oversight authority over the health and social care sectors and is responsible for approving, registering and inspecting our operators and the properties where they provide services. There is also a detailed legislative and regulatory framework in the U.K. designed to protect the vulnerable (whether by virtue of age or physical and/or mental impairment) and to prevent abuse. Each of these regulatory regimes carries significant enforcement powers, including the ability to criminally prosecute offending operators and facilities, impose fines or revoke registrations. Additionally, under the purview of the Competition and Markets Authority (the “CMA”), local authorities are tasked with providing and funding the care needs of eligible residents within the applicable local authority area. There is ongoing debate and uncertainty within the U.K. as to how growing care needs will be met and funded in the future, and it is not clear at this stage what, if any, or the extent of such, impact will be on our U.K.-based operators. The CMA also has broad statutory authority to review acquisitions or mergers involving U.K. based target businesses, including the authority to investigate, delay, impose conditions on or prohibit transactions involving our U.K. operations.

First Quarter of 2026 and Recent Highlights

Investments

●	During the three months ended March 31, 2026, we acquired 15 facilities for aggregate consideration of $126.4 million, including one facility that we own and operate utilizing a RIDEA structure.
●	We invested $12.8 million under our construction in progress and capital improvement programs during the three months ended March 31, 2026.
●	We funded $21.3 million under one new real estate loan originated during 2026 with an interest rate of 13% during the three months ended March 31, 2026. Additionally, we advanced $6.0 million under existing real estate loans during the three months ended March 31, 2026. We received principal repayments of $17.3 million on real estate loans during the three months ended March 31, 2026.
●	On January 1, 2026, Omega acquired a 9.9% equity interest in Saber Healthcare Holdings, LLC (“Saber”) for cash consideration of $92.8 million, including related transaction fees. Saber is an operating company to which Omega leases 53 operating facilities under a master lease agreement for monthly contractual rent of $5.4 million as of March 31, 2026. Saber also operates and leases 65 facilities held by SHH Holdings, LLC, a property holding company JV in which Omega owns a 49% equity interest. Omega will receive minimum quarterly cash distributions equivalent to an annualized yield of 8% on this investment.

Dispositions

●	During the three months ended March 31, 2026, we sold four SNFs for $34.5 million in net cash proceeds, recognizing a net gain of $3.0 million.

Financing Activities

●	During the three months ended March 31, 2026, we sold 2.2 million shares of common stock under our $2.0 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $107.1 million.

Other Highlights

●	We funded $29.7 million under six new non-real estate loans originated during 2026 with a weighted average interest rate of 10.8% during the three months ended March 31, 2026. We advanced $4.7 million under existing non-real estate loans during the three months ended March 31, 2026. Principal repayments of $17.9 million were received on non-real estate loans during the three months ended March 31, 2026.

Collectibility Issues

●	During the three months ended March 31, 2026, we had a $2.4 million straight-line receivable write-off as a result of placing one operator lease on a cash basis of revenue recognition. As of March 31, 2026, 20 operators are on a cash basis of rental revenue recognition. These operators represent 21.8% of our total revenues for the three months ended March 31, 2026.
●	We recognized rental income of $19.4 million related to our leases with Maplewood Senior Living (along with its affiliates, “Maplewood”) during the three months ended March 31, 2026. Maplewood elected to defer $3.6 million of contractual rent under its 17-facility lease during the three months ended March 31, 2026. Deferred rent bears interest at 5% per annum if outstanding longer than 18 months, which is reflected in rental income when received. No interest income was recorded on the revolving credit facility with Maplewood during the three months ended March 31, 2026. Maplewood is on a cash basis of revenue recognition for lease purposes and non-accrual status for loan purposes as a result of liquidity issues beginning in 2023, so rental revenue and interest income is only recorded for contractual rent and interest payments that are received from Maplewood. In April 2026, Maplewood paid $6.5 million under its lease agreements, $1.3 million of which relates to the single-facility lease for Inspir Embassy Row in Washington, D.C..
●	In March 2026, we agreed to provide $26.7 million of an $80.0 million DIP loan to Genesis Healthcare, Inc. (“Genesis”), which was used to repay the original DIP Loan and administrative costs associated with their on-going bankruptcy proceedings. We recognized full contractual rental income of $13.3 million related to Genesis during the three months ended March 31, 2026. In addition, we recognized interest income of $7.0 million related to loans with Genesis during the three months ended March 31, 2026. In April 2026, Genesis paid full contractual rent and interest of $4.7 million.

Dividends

●	On April 23, 2026, the Board of Directors declared a cash dividend of $0.67 per share. The dividend will be paid on May 15, 2026 to stockholders of record as of the close of business on May 4, 2026.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025	Variance
Revenues:
Rental income	$270,617	$232,178	$38,439
Interest income	45,155	43,116	2,039
Resident fees and services	6,657	—	6,657
Miscellaneous income	526	1,491	(965)
Expenses:
Depreciation and amortization	84,140	79,875	4,265
Interest expense	49,755	52,280	(2,525)
Senior housing operating expenses	5,427	—	5,427
General and administrative	26,020	32,057	(6,037)
Real estate taxes	3,583	3,311	272
Acquisition, merger and transition related costs	1,114	1,464	(350)
Impairment on real estate properties	392	1,235	(843)
(Recovery) provision for credit losses	(3,294)	5,092	(8,386)
Other income:
Other income – net	1,076	3,047	(1,971)
Gain on assets sold – net	3,024	10,075	(7,051)
Income tax expense	(5,106)	(3,611)	(1,495)
Income from unconsolidated entities	3,764	1,078	2,686

Revenues

  The following is a description of certain of the changes in revenues for the three months ended March 31, 2026 compared to the same period in 2025:

●	The increase in rental income was primarily the result of (i) a $22.0 million increase related to facility acquisitions made throughout 2025 and 2026, lease extensions and other rent escalations, (ii) a $5.4 million net increase in rental income from cash basis operators, primarily related to Maplewood, as a result of receiving higher cash rent payments period over period from these operators, (iii) a $3.1 million increase related to higher rental income from our leases with operators in the U.K. primarily due to the strengthening of the British Pound Sterling against the U.S. Dollar and (iv) a $10.0 million lease inducement provided to a cash basis operator that was recorded as a reduction to rental income in the first quarter of 2025, partially offset by a $2.4 million decrease resulting from a straight-line receivable write-off in the first quarter of 2026.
●	The increase in interest income was primarily due to (i) a $4.7 million increase related to new loans and additional fundings on existing loans made throughout 2025 and 2026 and (ii) a $0.6 million increase related to loans on non-accrual status in which we have recognized higher interest income period over period as a result of receiving higher cash payments throughout 2025 and 2026, partially offset by a $3.3 million decrease related to principal repayments on our loans during 2026 and 2025.
●	The increase in resident fees and services relates to operating revenue from facilities that we own and operate utilizing a RIDEA structure.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended March 31, 2026 compared to the same period in 2025:

●	The increase in depreciation and amortization expense primarily relates to facility acquisitions and capital additions, partially offset by facility sales.

●	The decrease in interest expense primarily relates to (i) the repayment of $600 million of 5.25% senior notes in October 2025, (ii) the repayment of a $428.5 million term loan in the fourth quarter of 2025, (iii) the repayment of the £188.6 million mortgage loan in November 2025 and (iv) the repayment of a $50.0 million term loan in April 2025. The overall decrease in interest expense was partially offset by (i) a net increase in the amortization of deferred financing fees and discounts as a result of the amortization of the fair value adjustment associated with our previous £188.6 million mortgage loan in the first quarter of 2025 and (ii) an increase in interest expense due to the issuance of $600 million of 5.20% senior unsecured notes in June 2025, the funding of the $300.0 million delayed draw term loan facility (the “2028 Term Loan”) in November 2025 and increased borrowings under our $2.0 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”) during 2026.
●	The increase in senior housing operating expenses relates to operating expenses from facilities that we own and operate utilizing a RIDEA structure.
●	The decrease in general and administrative (“G&A”) expense primarily relates to $6.6 million of incremental non-cash stock-based compensation expense and $2.2 million of incremental payroll expense related to the termination of our former Chief Operating Officer’s employment in the first quarter of 2025, partially offset by (i) an increase in other payroll and benefits and (ii) an increase in professional service costs.
●	The change in (recovery) provision for credit losses primarily relates to a smaller provision in the general reserve in the first quarter of 2026 compared to the same period in 2025 primarily resulting from decreases in loss rates utilized in the estimate of credit losses for loans partially offset by increases in loan balances, partially offset by a net increase in aggregate specific recoveries recorded during the first quarter of 2026 compared to same period in 2025.

Other Income

The decrease in total other income was primarily due to (i) a $7.1 million decrease in gain on assets sold related to the sale of four facilities in the first quarter of 2026 compared to the sale of 27 facilities during the same period in 2025 and (ii) a $2.0 million decrease in other income – net primarily related to decreased interest income on short-term investments due to lower invested cash in the first quarter of 2026 compared to the same period in 2025, partially offset by gains related to financial instruments in the first quarter of 2026.

Income Tax Expense

The increase in income tax expense was primarily due to an increase in our taxable income in the U.K. as a result of acquisitions in 2026 and 2025.

Income from Unconsolidated Entities

The increase in income from unconsolidated entities was primarily related to our acquisitions of a 49.0% equity interest in SHH Holdings, LLC in the fourth quarter of 2025 and a 9.9% equity interest in Saber Healthcare Holdings, LLC in the first quarter of 2026.

Funds from Operations

We use funds from operations (“Nareit FFO”), a non-GAAP financial measure, as one of several criteria to measure the operating performance of our business. We calculate and report Nareit FFO in accordance with the definition of Funds from Operations and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit FFO is defined as net income (computed in accordance with GAAP), adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets, and after adjustments for unconsolidated partnerships and JVs and changes in the fair value of warrants. Adjustments for unconsolidated partnerships and JVs are calculated to reflect funds from operations on the same basis. Revenue recognized based on the application of security deposits and letters of credit or based on the ability to offset against other financial instruments is included within Nareit FFO. We believe that Nareit FFO is an important supplemental measure of our operating performance. As real estate assets (except land) are depreciated under GAAP, such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. Nareit FFO was designed by the real estate industry to address this issue. Nareit FFO herein is not necessarily comparable to Nareit FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

The following table presents our Nareit FFO results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income	$158,576	$112,060
Deduct gain from real estate dispositions	(3,024)	(10,075)
	155,552	101,985
Elimination of non-cash items included in net income:
Depreciation and amortization	84,140	79,875
Depreciation – unconsolidated entities	9,412	683
Impairment on real estate properties	392	1,235
Nareit FFO	$249,496	$183,778

Liquidity and Capital Resources

Sources and Uses

Our primary sources of cash include rental income, interest receipts, existing availability under our Revolving Credit Facility, proceeds from our DRCSPP and ATM Program, facility sales, distributions from unconsolidated entities, the issuance of additional debt, including unsecured notes and term loans and proceeds from real estate loan and non-real estate loan payoffs. We anticipate that these sources will be adequate to fund our cash flow needs through the next twelve months, which include common stock dividends and distributions to noncontrolling interest members, debt service payments (including principal and interest), real estate investments (including facility acquisitions, capital improvement programs and other capital expenditures), real estate loan and non-real estate loan advances and normal recurring G&A expenses (primarily consisting of employee payroll and benefits and expenses relating to third parties for legal, consulting and audit services).

Capital Structure

At March 31, 2026, we had total assets of $10.2 billion, total equity of $5.5 billion and total debt of $4.5 billion in our consolidated financial statements, with such debt representing 45.1% of total capitalization.

Debt

At March 31, 2026 and December 31, 2025, the weighted average annual interest rate of our debt was 4.2%. Additionally, as of March 31, 2026, 90.5% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated as cash flow hedges. As of March 31, 2026, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in our credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our Revolving Credit Facility and the 2028 Term Loan.

Our next senior unsecured note maturity is the $700.0 million of 4.50% senior unsecured notes that mature in April 2027. As of March 31, 2026, we had $26.1 million of cash and cash equivalents on our Consolidated Balance Sheets, $1.9 billion of potential common share issuances remaining under the ATM Program and $1.6 billion of availability under our Revolving Credit Facility. This combination of liquidity sources, along with cash from operating activities, provides us with the ability to repay our upcoming debt maturities.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2026 and December 31, 2025, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued $3.8 billion aggregate principal of senior notes outstanding at March 31, 2026 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal, premium and interest on all of our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of March 31, 2026, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At March 31, 2026, we had 297,797 thousand shares of common stock outstanding, and our shares had a market value of $13.0 billion. The following is a summary of activity under our equity programs during the three months ended March 31, 2026:

●	We issued 2.2 million shares of common stock under our ATM Program for aggregate gross proceeds of $106.7 million during the three months ended March 31, 2026. We did not utilize the forward provisions under the ATM Program. We have $1.9 billion of potential common share issuances remaining under the ATM Program as of March 31, 2026.
●	We issued 9 thousand shares of common stock under the DRCSPP for aggregate gross proceeds of $0.4 million during the three months ended March 31, 2026.

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

For the three months ended March 31, 2026, we paid dividends of $198.4 million to our common stockholders. On February 17, 2026, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 9, 2026.

Material Cash Requirements

During the three months ended March 31, 2026, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026, we had $201.6 million of commitments to fund the construction of new facilities, capital improvements and other commitments under lease agreements. Additionally, we have commitments to fund $84.4 million of advancements under existing real estate loans and $49.0 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

Other Arrangements

We own interests in certain unconsolidated JVs as described in Note 9 to the Consolidated Financial Statements – Investments in Unconsolidated Entities. Our risk of loss is generally limited to our investment in the JV and any outstanding loans receivable. We use derivative instruments to hedge interest rate and foreign currency exchange rate exposure as discussed in Note 16 – Derivatives and Hedging.

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $53.3 million as of March 31, 2026, a decrease of $1.2 million as compared to the balance at December 31, 2025. The following is a summary of our sources and uses of cash flows for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$215,502	$181,952	$33,550
Investing activities	(270,013)	19,261	(289,274)
Financing activities	54,323	(347,698)	402,021

The following is a discussion of changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Operating Activities – The increase in net cash provided by operating activities is driven primarily by an increase of $33.5 million in net income, net of $13.1 million of non-cash items, primarily due to a year over year increase in rental income, interest income and resident fees and services as discussed in our material changes analysis under Results of Operations above.

Investing Activities – The increase in cash used in investing activities primarily related to (i) a $97.1 million increase in loan placements, net of repayments, as a result of more new loans advanced in 2026 compared to 2025 and paydowns on mortgage loans due from Ciena Healthcare Management, Inc. and on other loans during the first quarter of 2025, (ii) a $96.0 million increase in investments in unconsolidated entities, (iii) an $86.4 million decrease in proceeds from the sales of real estate investments and (iv) a $66.6 million increase in real estate acquisitions. The overall increase in cash used in investing activities was partially offset by (i) the funding of a $30.1 million acquisition deposit in the first quarter of 2025 for an asset acquisition that closed in April 2025, (ii) a $22.4 million decrease in capital improvements to real estate investments and construction in progress, (iii) a $2.2 million increase in distributions from unconsolidated entities in excess of earnings and (iv) a $1.3 million increase in receipts from insurance proceeds.

Financing Activities – The increase in cash provided by financing activities primarily related to a $583.6 million increase in proceeds on long-term borrowings, net of repayments. The overall increase in cash provided by financing activities was partially offset by (i) a $155.8 million decrease in net proceeds from issuance of common stock as a result of decreased volume under our ATM Program and DRCSPP, (ii) a $13.3 million increase in redemption of Omega OP Units, (iii) a $9.2 million increase in dividends paid primarily related to common stock issuances during 2025 and 2026 and (iv) a $2.9 million increase in distributions to Omega OP Unit holders due to the issuance of Omega OP Units in exchange for a 49% equity interest in SHH Holdings, LLC in the fourth quarter of 2025.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. We have described our accounting policies in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies or estimates since December 31, 2025.

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

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. As of March 31, 2026, only our Revolving Credit Facility has a variable rate, when considering the impact of interest rate swaps that are designated as cash flow hedges for the 2028 Term Loan. During the three months ended March 31, 2026, we incurred interest expense of $4.9 million related to variable rate borrowings outstanding under our Revolving Credit Facility, after considering the impact of the interest rate swaps that are designated as cash flow hedges for the 2028 Term Loan. Assuming no changes in outstanding balances, and inclusive of the impact of interest rate swaps designated as cash flow hedges noted below, a hypothetical 1% increase in interest rates would result in a $1.1 million increase in our annual interest expense. A hypothetical 1% decrease in interest rates would result in a $1.0 million decrease in our annual interest expense.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at March 31, 2026 was approximately $3.6 billion, which includes our senior notes. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of long-term fixed-rate borrowings by approximately $127.7 million at March 31, 2026. A hypothetical 1% decrease in interest rates would result in an increase in the fair value of long-term fixed-rate borrowings by approximately $134.5 million at March 31, 2026.

At March 31, 2026, we have $300.0 million in notional value of interest rate swaps outstanding that are recorded at fair value in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets. The interest rate swaps hedge the interest rate risk associated with interest payments on the 2028 Term Loan.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the three months ended March 31, 2026, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $1.1 million.

To hedge a portion of our net investments in the U.K., at March 31, 2026, we have 11 foreign currency forward contracts with notional amounts totaling £258.0 million that mature between 2027 and 2031.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective at a reasonable assurance level as of March 31, 2026.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 18 – Commitments and Contingencies to the Consolidated Financial Statements - Part I, Item 1 hereto, which is hereby incorporated by reference in response to this Item.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended March 31, 2026, we did not issue any shares of Omega common stock in exchange for Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

Issuer Purchases of Equity Securities

During the first quarter of 2026, we did not repurchase any shares of our outstanding common stock.

Item 5 – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first quarter of 2026.

Item 6 – Exhibits

Exhibit No.
10.1	Form of Annual Amendment to Employment Agreement for the Company’s executive officers.+*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: April 29, 2026	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: April 29, 2026	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer