Form 10-Q
period 2026-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2026-07-30
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 27, 2026, there were 303,013 thousand shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,731,936	$7,901,652
Land	1,177,340	1,179,463
Furniture and equipment	534,282	539,775
Construction in progress	16,789	12,492
Total real estate assets	9,460,347	9,633,382
Less accumulated depreciation	(2,991,978)	(2,930,611)
Real estate assets – net	6,468,369	6,702,771
Real estate loans receivable – net	1,366,744	1,380,949
Investments in unconsolidated entities	501,217	414,127
Assets held for sale	—	4,000
Total real estate investments	8,336,330	8,501,847
Non-real estate loans receivable – net	270,166	330,322
Total investments	8,606,496	8,832,169

Cash and cash equivalents	39,036	27,024
Restricted cash	145,173	27,539
Contractual and other receivables – net	276,092	280,774
Goodwill	644,441	644,626
Other assets	303,523	236,927
Total assets	$10,014,761	$10,049,059

LIABILITIES AND EQUITY
Revolving credit facility	$6,000	$242,000
Senior notes and other unsecured borrowings – net	4,018,608	4,014,011
Accrued expenses and other liabilities	347,860	352,549
Total liabilities	4,372,468	4,608,560

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 700,000 shares, issued and outstanding – 299,111 shares as of June 30, 2026 and 295,539 shares as of December 31, 2025	29,911	29,553
Additional paid-in capital	8,807,559	8,693,033
Cumulative net earnings	5,190,964	4,677,092
Cumulative dividends paid	(8,696,011)	(8,297,416)
Accumulated other comprehensive income	58,110	79,037
Total stockholders’ equity	5,390,533	5,181,299
Noncontrolling interest	251,760	259,200
Total equity	5,642,293	5,440,499
Total liabilities and equity	$10,014,761	$10,049,059

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Rental income	$266,486	$239,202	$537,103	$471,380
Interest income	46,756	42,997	91,911	86,113
Resident fees and services	13,987	—	20,644	—
Miscellaneous income	1,017	307	1,543	1,798
Total revenues	328,246	282,506	651,201	559,291

Expenses
Depreciation and amortization	81,842	80,509	165,982	160,384
Interest expense	48,116	52,897	97,871	105,177
Property-level expenses	16,197	3,771	25,640	7,597
General and administrative	41,997	23,318	67,584	54,860
Acquisition, merger and transition related costs	4,660	2,010	5,774	3,474
Impairment on real estate properties	—	14,215	392	15,450
(Recovery) provision for credit losses	(5,019)	(4,771)	(8,313)	321
Total expenses	187,793	171,949	354,930	347,263

Other income (expense)
Other (expense) income – net	(7,215)	13,751	(6,139)	16,798
Gain on assets sold – net	246,519	22,886	249,543	32,961
Total other income	239,304	36,637	243,404	49,759

Income before income tax expense and income (loss) from unconsolidated entities	379,757	147,194	539,675	261,787
Income tax expense	(4,618)	(4,528)	(9,724)	(8,139)
Income (loss) from unconsolidated entities	4,529	(2,187)	8,293	(1,109)
Net income	379,668	140,479	538,244	252,539
Net income attributable to noncontrolling interest	(16,845)	(3,880)	(24,372)	(6,908)
Net income available to common stockholders	$362,823	$136,599	$513,872	$245,631

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$1.21	$0.46	$1.68	$0.80
Diluted:
Net income available to common stockholders	$1.19	$0.46	$1.66	$0.79

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$379,668	$140,479	$538,244	$252,539
Other comprehensive income (loss)
Foreign currency translation	5,326	58,204	(20,414)	83,575
Cash flow hedges	(1,028)	(2,360)	(1,592)	(7,321)
Total other comprehensive income (loss)	4,298	55,844	(22,006)	76,254
Comprehensive income	383,966	196,323	516,238	328,793
Comprehensive income attributable to noncontrolling interest	(17,037)	(5,476)	(23,293)	(9,079)
Comprehensive income attributable to common stockholders	$366,929	$190,847	$492,945	$319,714

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended June 30, 2026 and 2025

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income	Equity	Interest	Equity
Balance at March 31, 2026	$29,779	$8,775,469	$4,828,141	$(8,495,911)	$54,004	$5,191,482	$263,537	$5,455,019
Stock related compensation	—	23,526	—	—	—	23,526	—	23,526
Issuance of common stock	132	61,296	—	—	—	61,428	—	61,428
Common dividends declared ($0.67 per share)	—	—	—	(200,100)	—	(200,100)	—	(200,100)
Issuance of Omega OP Units	—	(52,732)	—	—	—	(52,732)	52,732	—
Exchange and redemption of Omega OP Units	—	—	—	—	—	—	(70,598)	(70,598)
Omega OP Units distributions	—	—	—	—	—	—	(10,948)	(10,948)
Other comprehensive income	—	—	—	—	4,106	4,106	192	4,298
Net income	—	—	362,823	—	—	362,823	16,845	379,668
Balance at June 30, 2026	$29,911	$8,807,559	$5,190,964	$(8,696,011)	$58,110	$5,390,533	$251,760	$5,642,293

Balance at March 31, 2025	$28,623	$8,179,841	$4,195,939	$(7,706,034)	$42,566	$4,740,935	$191,088	$4,932,023
Stock related compensation	—	9,301	—	—	—	9,301	—	9,301
Issuance of common stock	690	256,438	—	—	—	257,128	—	257,128
Common dividends declared ($0.67 per share)	—	—	—	(194,634)	—	(194,634)	—	(194,634)
Issuance of Omega OP Units	—	(15,592)	—	—	—	(15,592)	15,592	—
Exchange and redemption of Omega OP Units	1	311	—	—	—	312	(3,993)	(3,681)
Omega OP Units distributions	—	—	—	—	—	—	(7,453)	(7,453)
Other comprehensive income	—	—	—	—	54,248	54,248	1,596	55,844
Net income	—	—	136,599	—	—	136,599	3,880	140,479
Balance at June 30, 2025	$29,314	$8,430,299	$4,332,538	$(7,900,668)	$96,814	$4,988,297	$200,710	$5,189,007

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Six Months Ended June 30, 2026 and 2025

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2025	$29,553	$8,693,033	$4,677,092	$(8,297,416)	$79,037	$5,181,299	$259,200	$5,440,499
Stock related compensation	—	34,193	—	—	—	34,193	—	34,193
Issuance of common stock	358	165,952	—	—	—	166,310	—	166,310
Common dividends declared ($1.34 per share)	—	—	—	(398,595)	—	(398,595)	—	(398,595)
Issuance of Omega OP Units	—	(85,619)	—	—	—	(85,619)	85,619	—
Exchange and redemption of Omega OP Units	—	—	—	—	—	—	(83,874)	(83,874)
Omega OP Units distributions	—	—	—	—	—	—	(32,478)	(32,478)
Other comprehensive loss	—	—	—	—	(20,927)	(20,927)	(1,079)	(22,006)
Net income	—	—	513,872	—	—	513,872	24,372	538,244
Balance at June 30, 2026	$29,911	$8,807,559	$5,190,964	$(8,696,011)	$58,110	$5,390,533	$251,760	$5,642,293

Balance at December 31, 2024	$27,912	$7,915,873	$4,086,907	$(7,516,750)	$22,731	$4,536,673	$194,166	$4,730,839
Stock related compensation	—	25,179	—	—	—	25,179	—	25,179
Issuance of common stock	1,401	516,450	—	—	—	517,851	—	517,851
Common dividends declared ($1.34 per share)	—	—	—	(383,918)	—	(383,918)	—	(383,918)
Issuance of Omega OP Units	—	(27,514)	—	—	—	(27,514)	27,514	—
Exchange and redemption of Omega OP Units	1	311	—	—	—	312	(3,993)	(3,681)
Omega OP Units distributions	—	—	—	—	—	—	(26,056)	(26,056)
Other comprehensive income	—	—	—	—	74,083	74,083	2,171	76,254
Net income	—	—	245,631	—	—	245,631	6,908	252,539
Balance at June 30, 2025	$29,314	$8,430,299	$4,332,538	$(7,900,668)	$96,814	$4,988,297	$200,710	$5,189,007

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$538,244	$252,539
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,982	160,384
Impairment on real estate properties	392	15,450
Straight-line rent and other write-offs	9,762	27,537
(Recovery) provision for credit losses	(8,313)	321
Amortization of deferred financing costs and loss on debt extinguishment	6,808	2,396
Stock-based compensation expense	34,043	25,046
Gain on assets sold – net	(249,543)	(32,961)
Straight-line receivables	(23,015)	(23,526)
Interest paid-in-kind	(11,921)	(4,996)
Loss from unconsolidated entities	2,284	3,066
Other non-cash items	8,599	(4,358)
Change in operating assets and liabilities – net:
Contractual receivables	(1,786)	1,059
Other operating assets and liabilities	(38,312)	(740)
Net cash provided by operating activities	433,224	421,217
Cash flows from investing activities
Acquisition of real estate	(226,104)	(560,422)
Net proceeds from sale of real estate investments	559,709	182,995
Investments in construction in progress	(7,860)	(29,731)
Investment in loan receivables and other	(142,029)	(109,767)
Collection of loan principal	209,087	100,297
Investments in unconsolidated entities	(97,178)	(1,250)
Distributions from unconsolidated entities in excess of earnings	6,688	1,466
Capital improvements to real estate investments	(26,671)	(32,941)
Proceeds from foreign currency forward contracts	978	4,675
Receipts from insurance proceeds	5,422	392
Net cash provided by (used in) investing activities	282,042	(444,286)
Cash flows from financing activities
Proceeds from borrowings	1,127,000	670,708
Payments of borrowings	(1,363,000)	(527,240)
Payments of financing related costs	(333)	(6,540)
Net proceeds from issuance of common stock	166,310	517,851
Dividends paid	(398,445)	(383,785)
Redemption of Omega OP Units	(83,874)	(3,681)
Distributions to Omega OP Unit Holders	(32,478)	(26,056)
Net cash (used in) provided by financing activities	(584,820)	241,257
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(800)	5,661
Increase in cash, cash equivalents and restricted cash	129,646	223,849
Cash, cash equivalents and restricted cash at beginning of period	54,563	548,735
Cash, cash equivalents and restricted cash at end of period	$184,209	$772,584

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2026

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

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of June 30, 2026, Parent owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 4% of the outstanding Omega OP Units. The number of Omega OP Units owned by Parent is equivalent to the number of outstanding common shares of beneficial interest in Parent. As of June 30, 2026 and December 31, 2025, there were 13,904,638 and 14,698,225 Omega OP Units outstanding, respectively, that were held by other investors.

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

For the three and six months ended June 30, 2026 and 2025, property-level expenses include amounts previously presented in other financial statement line items. The Company began separately presenting property-level expenses in the second quarter of 2026 in connection with the adoption of two operating segments discussed below. For the three and six months ended June 30, 2026, property-level expenses include (i) senior housing operating expenses of $12.3 million and $17.7 million, (ii) real estate taxes of $3.5 million and $7.1 million and (iii) certain ground lease expenses that were previously presented in general and administrative expense of $0.4 million and $0.9 million. For the three and six months ended June 30, 2025, property-level expenses include (i) real estate taxes of $3.3 million and $6.6 million and (ii) certain ground lease expenses that were previously presented in general and administrative expense of $0.5 million and $1.0 million.

Segments

As described above, we began utilizing the RIDEA structure in the fourth quarter of 2025, and expanded these activities during the first quarter of 2026 through additional senior housing acquisitions, investments in RIDEA-structured entities and other operating investments. In connection with this expansion, and to align with how our chief operating decision maker (“CODM”) reviews financial information and allocates resources, we established an operating portfolio (“Operating”) segment effective in the second quarter of 2026.

Accordingly, we conduct and manage our business as two operating segments and two reportable segments: our existing triple-net investments business (“Triple-Net”) segment, which represented our sole operating segment prior to the first quarter of 2026, and our Operating segment.

Our Triple-Net segment consists of owned properties that are leased pursuant to non-cancelable triple-net operating leases, mortgage loans, other real estate loans receivable, non-real estate loans receivable and certain unconsolidated joint ventures. Our Operating segment consists of owned senior housing communities operated on our behalf by third-party managers under the RIDEA structure, along with certain minority-owned equity method investments in RIDEA-structured entities and healthcare operating entities.

See Note 21 – Segments for more information.

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

NOTE 2 – REAL ESTATE ASSETS

As of June 30, 2026, our leased real estate properties included 552 SNFs, 342 ALFs, 19 ILFs, 17 specialty facilities and one CCRC. The following table summarizes the Company’s rental income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Fixed income from operating leases	$262,730	$235,596	$529,594	$463,791
Variable income from operating leases	3,756	3,606	7,509	7,409
Interest income from direct financing leases	—	—	—	180
Total rental income	$266,486	$239,202	$537,103	$471,380

Our variable income from operating leases primarily represents the reimbursement by operators for real estate taxes that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the six months ended June 30, 2026:

		Number of			Total Real Estate
		Facilities			Assets Acquired(1)
Period	Segment	SNF	ALF	Country/State	(in millions)
Q1	Operating	—	1	AL	$10.4
Q1	Triple-Net	13	—	GA	109.4	(2)
Q1	Triple-Net	—	1	U.K.	6.6
Q2	Triple-Net	2	—	IN	33.4	(3)
Q2	Operating	—	3	RI	43.5
Q2	Triple-Net	1	—	TX	7.8
Q2	Operating	—	1	TN	14.7	(4)
Q2	Triple-Net	—	1	U.K.	10.5
Total		16	7		$236.3
(1)	Represents the acquisition cost that was allocated to our real estate assets on a relative fair value basis. This also represents the total cost of the acquisition unless specifically noted within the table, as the assets acquired in our acquisitions typically consist of only real estate assets. From time to time, we may have acquisitions in which additional assets and liabilities are assumed.
(2)	During the first quarter of 2026, we acquired 13 facilities using a reverse like-kind exchange structure pursuant to Section 1031 of the Code (a “reverse 1031 exchange”). As of June 30, 2026, we completed the reverse 1031 exchange for eight of the acquired facilities and the remaining five facilities remain in the possession of the Exchange Accommodation Titleholders (“EATs”). The EATs are classified as VIEs as they do not have sufficient equity investment at risk to permit the entity to finance its activities. The Company consolidated the EATs because it controls the activities that most significantly impact the economic performance of the EATs and is, therefore, the primary beneficiary of the EATs. As of June 30, 2026, the properties held by the EATs are reflected as real estate with a carrying value of $49.2 million.
(3)	Relates to two skilled nursing facilities that we acquired from SHH Holdings, LLC, an unconsolidated entity. See Note 9 – Investments in Unconsolidated Entities for additional discussion.
(4)	Includes $10.1 million of non-cash consideration, including the carrying value of our previously held minority equity method investment and the settlement of an outstanding mortgage loan with the acquired entity.

Construction in Progress and Capital Expenditure Investments

The following table summarizes the construction in progress and capital expenditure investments by segment that occurred during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Triple-Net segment	$21,064	$27,418	$33,790	$62,672
Operating segment	645	—	741	—
Total construction in progress and capital improvements	$21,709	$27,418	$34,531	$62,672

As of June 30, 2026, construction in progress included three projects consisting of the development of SNFs in Virginia, Florida and Kansas.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	June 30,	December 31,
	2026	2025
Number of facilities held for sale(1)	—	N/A	(2)
Amount of assets held for sale (in thousands)(1)	$—	$4,000
(1)	All assets held for sale in the comparative periods relate to our Triple-Net segment.
(2)	Relates to a property adjacent to one of our existing facilities.

Asset Sales

During the three and six months ended June 30, 2026, we sold 26 facilities (22 SNFs and four ALFs) and 30 facilities (26 SNFs and four ALFs) in our Triple-Net segment for total consideration of $562.6 million and $597.1 million, respectively, of which $37.4 million was in the form of seller financing. As a result of these sales, we recognized a net gain of $246.5 million and $249.5 million for the periods, respectively. Regarding our second quarter sales activity, 18 of the 30 facilities referenced above were located in Maryland and West Virginia, and related to assets previously leased to CommuniCare Health Services, Inc. (“CommuniCare”). These facilities were classified as assets held for sale as of March 31, 2026, with a net book value of $225.1 million, following their identification for sale as part of our ongoing evaluation of our owned portfolio. Contractual rent related to these facilities for the first quarter of 2026 was $9.2 million. The sale of these facilities in the second quarter generated $472.8 million in net cash proceeds ($479.9 million gross proceeds) and a gain of $231.7 million. In connection with the sale of the CommuniCare facilities discussed above, we received repayments on several real estate loans and non-real estate loans in the second quarter of 2026. See Note 5 – Real Estate Loans Receivable and Note 6 – Non-Real Estate Loans Receivable for additional information.

For certain asset sales completed during the second quarter of 2026, the net proceeds were transferred to qualified intermediaries (“QIs”) to facilitate like-kind exchange structures pursuant to Section 1031 of the Code (a “1031 exchange”). As of June 30, 2026, $117.7 million of cash proceeds remained with the QIs in connection with pending 1031 exchanges, which is included within restricted cash on our consolidated balance sheets. Under Section 1031 of the Code, the Company must identify replacement property within 45 days and complete the exchange within 180 days of the relinquished property's transfer. If the Company fails to identify or acquire qualifying replacement property within these deadlines, the exchange will not qualify for tax deferral, and the funds held by the QI will be released to Omega.

During the three and six months ended June 30, 2025, we sold seven facilities (six SNFs and one ALF) and 34 facilities (32 SNFs and two ALFs) in our Triple-Net segment for $62.1 million and $183.0 million in net cash proceeds, respectively. As a result of these sales, we recognized a net gain of $22.9 million and $33.0 million, respectively.

Real Estate Impairments

During the three and six months ended June 30, 2026, we recorded real estate impairments of zero and $0.4 million, respectively, related to facilities in our Triple-Net segment.

During the three and six months ended June 30, 2025, we recorded impairments on three and four facilities of $14.2 million and $15.4 million, respectively, related to facilities in our Triple-Net segment.

To estimate the fair value of the facilities for the impairments noted above, we utilized a market approach that considered binding sale agreements (a Level 1 input) or non-binding offers from unrelated third parties, and/or broker quotes (a Level 3 input).

NOTE 4 – CONTRACTUAL AND OTHER RECEIVABLES

Contractual receivables relate to the amounts currently owed to us under the terms of our lease and loan agreements. Straight-line receivables primarily relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to us according to the contractual agreement.

A summary of our net contractual and other receivables by type is as follows:

	June 30,	December 31,
	2026	2025

	(in thousands)
Contractual receivables – net	$11,509	$9,723
Straight-line receivables	264,583	271,051
Contractual and other receivables – net	$276,092	$280,774

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

We had straight-line receivable write-offs of zero and $2.4 million during the three and six months ended June 30, 2026, respectively, as a result of placing operator leases on a cash basis of revenue recognition. We placed two and three operators on a cash basis of revenue recognition during the three and six months ended June 30, 2026, respectively. The two operators placed on a cash basis of revenue recognition during the second quarter of 2026 are new operators leasing facilities that were recently acquired through foreclosure. As of June 30, 2026, we had 22 operators on a cash basis for rental revenue recognition, which represent 22.2% and 17.8% of our total revenues for the six months ended June 30, 2026 and 2025, respectively.

We had straight-line receivable write-offs of $15.5 million during the three and six months ended June 30, 2025, respectively, as a result of placing operator leases on a cash basis of revenue recognition. We placed three operators on a cash basis of revenue recognition during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2026, we had $9.0 million of straight-line rent receivable and lease inducement write-offs through rental income as a result of transitioning facilities between operators. During the six months ended June 30, 2025, we wrote-off $2.1 million of straight-line rent receivable balances through rental income as a result of transitioning facilities between operators.

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

We recognized rental income of $15.7 million and $31.4 million related to the Maplewood Master Lease during the three and six months ended June 30, 2026, respectively. The amount of unpaid contractual rent that was deferred, as allowable under the terms of the Maplewood Master Lease, was $3.5 million and $7.1 million, for the three and six months ended June 30, 2026, respectively. Deferred rent bears interest at 5% per annum if outstanding longer than 18 months, which is reflected in rental income once received. As of June 30, 2026, the outstanding deferred rent balance is $56.6 million. We recognized full contractual rental income of $3.9 million and $7.6 million related to the Embassy Row Lease during the three and six months ended June 30, 2026, respectively.

We recognized rental income of $14.4 million and $28.0 million related to the Maplewood Master Lease during the three and six months ended June 30, 2025, respectively. The amount of unpaid contractual rent that was deferred pursuant to the terms of the Maplewood Master Lease, was $4.1 million and $9.0 million, for the three and six months ended June 30, 2025, respectively. We recognized full contractual rental income of $3.2 million and $5.3 million related to the Embassy Row Lease during the three and six months ended June 30, 2025, respectively.

As discussed further in Note 5 – Real Estate Loans Receivable, no interest income was recorded on the Maplewood Revolver during the three and six months ended June 30, 2026 and 2025.

Genesis

In March 2025, Genesis Healthcare, Inc. (“Genesis”), an operator on a cash basis of rental revenue recognition, failed to make a rent payment due under its lease agreement and interest payment due under one of its loan agreements. In July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. Genesis will continue to operate the 31 facilities subject to a master lease agreement with Omega as a debtor-in-possession (“DIP”), unless and until Genesis’ leasehold interest under the master lease agreement is rejected or assumed and assigned. We provided DIP financings to Genesis, along with other lenders, as further discussed in Note 6 – Non-Real Estate Loans Receivable. As a condition of the DIP financings, Genesis is required to pay Omega full contractual rent under its lease agreement. Since commencing the bankruptcy process in July 2025, Genesis made all required contractual rent and interest payments through the end of June 2026. On January 14, 2026, 101 W State Street Holdings, LLC (“WSSH”) was named the winning bidder in the auction to acquire Genesis’ assets, and on January 26, 2026, the Bankruptcy Court approved the sale to WSSH (the “Genesis sale”), subject to satisfaction of the terms and conditions of the purchase and sale agreement between Genesis and WSSH. On April 23, 2026, Genesis filed a notice in the Bankruptcy Court that WSSH had timely delivered the required qualifying commitment letter. In the second quarter of 2026, WSSH provided adequate assurance of future performance through an exchange of electronic correspondence. Genesis has indicated that, upon the closing of the sale, it intends to assume the Omega lease and assign it to WSSH, and WSSH has indicated that it would accept such assignment. As discussed in Note 18 – Commitments and Contingencies, the Statutory Unsecured Claimant’s Committee has filed a proposed Complaint and Preliminary Objection regarding the collateral supporting our term loans (discussed in Note 6 – Non-Real Estate Loans Receivable) and regarding payments received by Omega under Genesis’ lease and loan obligations in the 90 days prior to the Genesis bankruptcy filing date.

We recognized rental income related to Genesis of $13.3 million and $26.6 million during the three and six months ended June 30, 2026, respectively. In addition, we recognized $5.9 million and $12.9 million of interest income related to loans to Genesis during the three and six months ended June 30, 2026, respectively.

We recognized rental income related to Genesis of $12.8 million and $25.3 million (which includes $21.1 million of contractual rent payments received and $4.2 million from the application of proceeds from the letter of credit in March 2025 that we hold as collateral from Genesis) during the three and six months ended June 30, 2025, respectively. In addition, we recognized $4.1 million and $8.3 million of interest income (which includes $0.1 million from the application of proceeds from the letter of credit) related to loans with Genesis during the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, there was $3.5 million remaining under the letter of credit that we hold as collateral from Genesis, as well as the collateral we hold under our loan agreements discussed in Note 6 – Non-Real Estate Loans Receivable.

In July 2026, Genesis paid full contractual rent and interest due of $4.5 million.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans included in the Triple-Net segment which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of June 30, 2026, our real estate loans receivable consists of 20 fixed rate mortgage notes on 91 operating long-term care facilities and 20 other real estate loans. The fixed rate mortgages are collateralized by 46 SNFs, 43 ALFs and two ILFs. The facilities subject to the mortgage notes are operated by 15 independent healthcare operating companies and are located in eight U.S. states and within the U.K. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

A summary of our real estate loans receivable by loan type is as follows:

	As of June 30, 2026
	Weighted	Weighted
	Average	Average Years		June 30,	December 31,
	Interest Rate	to Maturity		2026	2025

				(in thousands)
Mortgage notes receivable – gross	11.4%	3.6	(1)	$918,477	$931,616
Allowance for credit losses on mortgage notes receivable				(24,941)	(33,298)
Mortgage notes receivable – net				893,536	898,318
Other real estate loans – gross	8.6%	7.4	(2)	516,291	524,169
Allowance for credit losses on other real estate loans				(43,083)	(41,538)
Other real estate loans – net				473,208	482,631
Total real estate loans receivable – net				$1,366,744	$1,380,949
(1)	Consists of mortgage notes with maturity dates ranging from 2026 through 2037 (with $135.0 million maturing in 2026).
(2)	Consists of other real estate loans with maturity dates ranging from 2026 through 2037 (with $9.1 million maturing in 2026).

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Mortgage notes – interest income	$25,779	$25,520	$50,491	$51,525
Other real estate loans – interest income	9,944	7,455	17,798	14,612
Total real estate loans interest income	$35,723	$32,975	$68,289	$66,137

The following is a summary of advances and principal repayments under our real estate loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Advances on new real estate loans receivable(1)	$—	$25,604	$21,339	$45,651
Advances on existing real estate loans receivable	16,446	3,186	22,450	9,677
Principal repayments on real estate loans receivable(2)	(71,797)	(21,326)	(89,051)	(64,830)
Net cash advances (repayments) on real estate loans receivable	$(55,351)	$7,464	$(45,262)	$(9,502)
(1)	For the six months ended June 30, 2026, consists of advances under one new real estate loan that originated during 2026 with an interest rate of 13.0%. For the three and six months ended June 30, 2025, consists of advances under 12 and 14 new real estate loans, respectively, originated during 2025 with weighted average interest rates of 10.0% and 10.3%, respectively. Excludes two new mortgage loans issued in the second quarter of 2026 in connection with the sales of real estate assets. See Note 20 – Supplemental Disclosure to Consolidated Statements of Cash Flows.
(2)	For the three and six months ended June 30, 2026, includes $68.9 million of early repayments on three real estate loans with CommuniCare with a weighted average interest rate of 11.5% in connection with the CommuniCare sales discussed in Note 3 – Assets Held for Sale, Dispositions and Impairments. Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Below is additional discussion on any significant new loans issued and significant updates to any existing loans.

Maplewood Revolving Credit Facility

No interest income was recorded on the Maplewood Revolver during the three and six months ended June 30, 2026 and 2025, as the loan is on non-accrual status, and no cash payments were received in either period. After the Maplewood Revolver agreement was amended in December 2025, monthly interest can be paid-in-kind at Maplewood’s election. This change was applied retroactively, starting from January 1, 2023. As of June 30, 2026 and December 31, 2025, the amortized cost basis of the Maplewood Revolver was $263.6 million, which represents 18.4% and 18.1%, respectively, of the total amortized cost basis of all real estate loan receivables. As of June 30, 2026 and December 31, 2025, the outstanding principal due on the Maplewood Revolver was $335.5 million and $323.8 million, respectively.

Canadian Development Loan

On December 12, 2025, we entered into a loan agreement with a borrower to fund the development of several long-term care facilities in Canada. The maximum commitment under the loan agreement is $87.6 million Canadian dollars ($61.8 million USD), which will be funded in several advances as needed by the borrower. As of June 30, 2026, the outstanding principal due on the loan is $23.0 million Canadian dollars ($16.2 million USD). The loan bears interest at 10.0% per annum and has a maturity date of December 12, 2035. At Omega’s option, the loan is convertible into a 34.9% equity ownership interest in the borrower.

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans included in the Triple-Net segment consist of fixed and variable rate loans to operators or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower and/or personal guarantees. As of June 30, 2026, we had 35 loans with 23 different borrowers. A summary of our non-real estate loans by loan type is as follows:

	As of June 30, 2026
	Weighted	Weighted
	Average	Average Years		June 30,	December 31,
	Interest Rate	to Maturity		2026	2025

				(in thousands)
Working capital loans receivable	9.7%	0.8	(1)	$58,549	$55,010
Other loans receivable	11.1%	3.3	(2)	307,299	375,574
Non-real estate loans receivable – gross				365,848	430,584
Allowance for credit losses on non-real estate loans receivable				(95,682)	(100,262)
Total non-real estate loans receivable – net				$270,166	$330,322
(1)	Consists of revolving working capital loans receivable collateralized by the accounts receivable of the borrower with maturity dates ranging from 2026 to 2029 (with $22.9 million maturing in 2026). One outstanding note with a principal balance of $5.9 million is past due and has been reserved down to the estimated fair value of the underlying collateral of $4.6 million through our allowance for credit losses.
(2)	Consists of other loans receivable with maturity dates ranging from 2026 to 2037 (with $169.6 million maturing in 2026). One of the other notes outstanding with a principal balance of $6.4 million is past due and has been reserved down to the estimated fair value of the underlying collateral of zero through our allowance for credit losses.

For the three and six months ended June 30, 2026, non-real estate loans generated interest income of $11.0 million and $23.6 million, respectively. For the three and six months ended June 30, 2025, non-real estate loans generated interest income of $10.0 million and $20.0 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

The following is a summary of advances and principal repayments under our non-real estate loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Advances on new non-real estate loans receivable(1)	$—	$3,757	$29,730	$3,879
Advances on existing non-real estate loans receivable	8,476	10,177	13,213	24,582
Principal repayments on non-real estate loans receivable(2)	(99,236)	(12,578)	(117,156)	(28,598)
Net cash advances (repayments) on non-real estate loans receivable	$(90,760)	$1,356	$(74,213)	$(137)
(1)	For the six months ended June 30, 2026, consists of advances under six new non-real estate loans that originated during 2026 with a weighted average interest rate of 10.8%. For the three and six months ended June 30, 2025, consists of advances under three and four new non-real estate loans, respectively, that originated during 2025 with a weighted average interest rate of 10.0%.
(2)	For the three and six months ended June 30, 2026, includes $13.6 million of early repayments on two non-real estate loans with CommuniCare with a weighted average interest rate of 11.6% in connection with the CommuniCare sales discussed in Note 3 – Assets Held for Sale, Dispositions and Impairments. Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Below is additional discussion on any significant new loans issued and/or significant updates to any existing loans.

Genesis Non-Real Estate Loans

As discussed in Note 4 – Contractual and Other Receivables, in July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Dallas Division. Concurrently with the Genesis bankruptcy filing, we provided $8.0 million of a $30.0 million DIP financing, along with other lenders, to Genesis to support sufficient liquidity to, among other things, operate its facilities during bankruptcy. The initial DIP financing loan bore PIK interest at 14.0% per annum (16.0% in the event of a default), payable monthly in arrears.

In March 2026, we agreed to provide $26.7 million of an $80.0 million super-priority secured DIP loan (the “Super-Priority DIP Loan”) to Genesis, which can increase to up to $105.0 million if a pending transaction does not close. The funds of the Super-Priority DIP Loan were used to fully repay the outstanding principal, interest and fees due under the original $30.0 million DIP loan, pay legal and professional fees related to the bankruptcy and support corporate costs. The Super-Priority DIP Loan bears interest at 12.0% per annum, payable in cash monthly in arrears. The principal is due upon maturity. The Super-Priority DIP Loan matures on the earlier of (i) September 30, 2026, (ii) the effective date of a Chapter 11 plan, (iii) the consummation of the sale or other disposition of substantially all of Genesis’ assets, (iv) the date of acceleration of the Super-Priority DIP Loan, (v) dismissal of any Chapter 11 case or (vi) 45 days after the filing of the DIP motion. The Super-Priority DIP Loan lenders hold a super-priority lien on all of Genesis’ assets, which includes a second priority lien on accounts receivable and a first priority lien on all other assets. During the second quarter of 2026, we received a $16.3 million paydown on the Super-Priority DIP Loan, resulting in an outstanding balance of $8.7 million under the Super-Priority DIP Loan as of June 30, 2026.

As of June 30, 2026, in addition to the Super-Priority DIP Loan, Omega has two secured term loans with Genesis totaling $139.8 million in outstanding principal, both of which matured on June 30, 2026. Prior to Genesis filing for bankruptcy in July 2025, these two secured term loans bore interest at a weighted average fixed interest rate of 13.2% per annum, of which 8.2% per annum was PIK interest and 5.0% per annum was cash interest. The interim DIP order approved, as part of the bankruptcy process, a DIP budget, which allows interest payments due under Omega’s existing term loans to be satisfied in kind during the bankruptcy, except for budgeted adequate protection payments that will be applied as interest on one of Omega’s existing term loans. Following the payoff of the original DIP loan and the origination of the Super-Priority DIP Loan, all interest on Omega’s two term loans will be PIK interest at a weighted average default rate of 15.3% per annum. The two term loans are currently primarily collateralized by a second priority lien on the equity of several of Genesis’ ancillary businesses. As Genesis is currently going through the bankruptcy process, we expect the two secured term loans and Super-Priority DIP Loan to be satisfied as of the Effective Date of the proposed plan of reorganization, currently expected to be shortly after the closing of the Genesis sale, presently scheduled for on or before September 30, 2026.

As part of our ongoing credit loss procedures, we evaluated the fair value of the collateral available to us under the Super-Priority DIP Loan based on current appraisals and market conditions and determined there is sufficient collateral to support the outstanding principal on all the loan. Based on our determination regarding the sufficiency of the collateral, the loan remains on an accrual basis. During the first quarter of 2026, we adjusted the internal risk rating on the term loans from a 4 to 5 to reflect the increased risk of the term loans as a result of the adjustment of the term loans’ collateral from a first priority lien to second priority lien on the equity of several of Genesis’ ancillary businesses following the origination, and due to the collateral position, of the Super-Priority DIP Loan. As of June 30, 2026, the internal risk rating on each of the term loans is a 5 and the Super-Priority DIP Loan is a 3, which we believe appropriately reflects the risks associated with these loans.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the six months ended June 30, 2026 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2025	Provision (Recovery) for Credit Loss for the six months ended June 30, 2026 (1)		Write-offs charged against allowance for the six months ended June 30, 2026	Allowance for Credit Loss as of June 30, 2026
		(in thousands)
1	Real estate loan receivable	$214	$(214)		$—	$—
2	Real estate loans receivable	180	(87)		—	93
3	Real estate loans receivable	9,972	(2,437)		—	7,535
4	Real estate loans receivable	19,097	(280)		—	18,817
5	Real estate loans receivable	35,153	1,890		—	37,043
6	Real estate loans receivable	10,220	(779)		(4,905)	4,536
	Sub-total	74,836	(1,907)	(2)	(4,905)	68,024

2	Non-real estate loans receivable	39	(39)		—	—
3	Non-real estate loans receivable	1,042	(665)		—	377
4	Non-real estate loans receivable	906	(421)		—	485
5	Non-real estate loans receivable	41,128	(1,949)		—	39,179
6	Non-real estate loans receivable	57,147	(1,506)		—	55,641
	Sub-total	100,262	(4,580)	(2)	—	95,682

3	Unfunded real estate loan commitments	409	(69)		—	340
4	Unfunded real estate loan commitments	4,600	(1,500)		—	3,100
2	Unfunded non-real estate loan commitments	6	(6)		—	—
3	Unfunded non-real estate loan commitments	76	(31)		—	45
4	Unfunded non-real estate loan commitments	279	(91)		—	188
5	Unfunded non-real estate loan commitments	—	71		—	71
	Sub-total	5,370	(1,626)		—	3,744

	Total	$180,468	$(8,113)		$(4,905)	$167,450

(1)	The provision (recovery) amounts in the rollforward do not reflect $0.2 million of aggregate cash recoveries received during the six months ended June 30, 2026 on loans that were previously written off.
(2)	These amounts include cash recoveries of $2.7 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $4.8 million related to principal payments received on loans that were fully reserved.

A rollforward of our allowance for credit losses for the six months ended June 30, 2025 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2024	Provision (Recovery) for Credit Loss for the six months ended June 30, 2025 (1)		Write-offs charged against allowance for the six months ended June 30, 2025		Other reductions to the allowance for the six months ended June 30, 2025		Allowance for Credit Loss as of June 30, 2025
		(in thousands)
1	Real estate loans receivable	$312	$(47)		$—		$—		$265
2	Real estate loans receivable	492	(155)		—		—		337
3	Real estate loans receivable	10,991	(57)		—		—		10,934
4	Real estate loans receivable	22,528	(2,695)		—		—		19,833
5	Real estate loans receivable	25,476	4,408		—		—		29,884
6	Real estate loans receivable	11,450	(426)		—		—		11,024
	Sub-total	71,249	1,028	(2)	—		—		72,277

5	Investment in direct financing leases	1,605	—		—		(1,605)	(3)	—
	Sub-total	1,605	—		—		(1,605)		—

2	Non-real estate loans receivable	37	6		—		—		43
3	Non-real estate loans receivable	1,868	(412)		—		—		1,456
4	Non-real estate loans receivable	2,268	(1,001)		—		—		1,267
5	Non-real estate loans receivable	43,287	(701)		—		—		42,586
6	Non-real estate loans receivable	75,335	4,285		(17,851)	(4)	—		61,769
	Sub-total	122,795	2,177	(2)	(17,851)		—		107,121

2	Unfunded real estate loan commitments	1	1		—		—		2
3	Unfunded real estate loan commitments	461	18		—		—		479
4	Unfunded real estate loan commitments	40	140		—		—		180
5	Unfunded real estate loan commitments	1,767	(924)		—		—		843
2	Unfunded non-real estate loan commitments	13	(7)		—		—		6
3	Unfunded non-real estate loan commitments	183	(77)		—		—		106
4	Unfunded non-real estate loan commitments	433	(18)		—		—		415
6	Unfunded non-real estate loan commitments	65	(65)		—		—		—
	Sub-total	2,963	(932)		—		—		2,031

		$198,612	$2,273		$(17,851)		$(1,605)		$181,429
(1)	The provision (recovery) amounts in the rollforward do not reflect $2.0 million of aggregate cash recoveries received during the six months ended June 30, 2025 on loans that were previously written off.
(2)	The amount includes cash recoveries of $2.9 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method, in which any payments received are applied directly against the principal balance outstanding. This amount also includes $1.8 million related to principal payments received on loans that were fully reserved.
(3)	Represents the allowance for credit losses related to an investment in a direct financing lease that was reclassified to real estate assets in connection with the termination of the lease in the first quarter of 2025.
(4)	Amount reflects the write-off of the reserves associated with two loans to LaVie Care Centers, LLC (“LaVie”) (which were both previously fully reserved) that were discharged as part of the LaVie plan of reorganization effective as of June 1, 2025.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2026	2025	2024	2023	2022	2021	2020 & older	Revolving Loans	Balance as of June 30, 2026
		(in thousands)
2	Real estate loans receivable	$—	$—	$29,700	$—	$—	$—	$—	$—	$29,700
3	Real estate loans receivable	27,739	34,886	163,221	91,548	29,100	72,420	—	—	418,914
4	Real estate loans receivable	69,900	51,100	93,691	89,442	—	31,679	378,829	—	714,641
5	Real estate loans receivable	—	—	3,397	—	—	—	—	263,580	266,977
6	Real estate loans receivable	—	—	—	—	—	—	4,536	—	4,536
	Sub-total	97,639	85,986	290,009	180,990	29,100	104,099	383,365	263,580	1,434,768

3	Non-real estate loans receivable	8,481	—	2,693	10,625	12,337	—	2,968	30,580	67,684
4	Non-real estate loans receivable	—	3,036	4,411	—	—	—	580	41,479	49,506
5	Non-real estate loans receivable	4,000	—	6,000	—	—	—	177,101	5,916	193,017
6	Non-real estate loans receivable	—	—	6,386	1,500	24,457	—	23,298	—	55,641
	Sub-total	12,481	3,036	19,490	12,125	36,794	—	203,947	77,975	365,848

	Total	$110,120	$89,022	$309,499	$193,115	$65,894	$104,099	$587,312	$341,555	$1,800,616

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$(4,905)	$—	$(4,905)

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of June 30, 2026 and December 31, 2025, we have excluded $11.5 million and $9.7 million, respectively, of contractual interest receivables from our allowance for credit losses. We write off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three and six months ended June 30, 2026, we recognized $1.1 million and $2.2 million, respectively, of interest income related to loans on non-accrual status as of June 30, 2026. During the three and six months ended June 30, 2025, we recognized $0.1 million and $0.6 million, respectively, of interest income related to loans on non-accrual status as of June 30, 2026.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	(in thousands)
Assets
Real estate assets – net	$993,190	$1,010,790
Assets held for sale	—	4,000
Real estate loans receivable – net	667,182	600,543
Investments in unconsolidated entities	340,849	346,034
Non-real estate loans receivable – net	26,285	20,742
Contractual and other receivables – net	3,092	1,068
Total assets	2,030,598	1,983,177

Liabilities
Accrued expenses and other liabilities	(41,245)	(40,579)
Total liabilities	(41,245)	(40,579)

Collateral
Personal guarantee	(8,000)	(8,000)
Other collateral	(1,264,931)	(1,270,795)
Total collateral	(1,272,931)	(1,278,795)

Maximum exposure to loss	$716,422	$663,803

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs, following the date they were determined to be VIEs, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenue
Rental income	$28,146	$31,766	$56,111	$64,653
Interest income	10,384	7,242	19,684	14,568
Total	$38,530	$39,008	$75,795	$79,221

Consolidated VIEs

The Company consolidates Omega OP, a VIE in which the Company is considered the primary beneficiary. The Company, as general partner, has the power to direct the activities of Omega OP that most significantly affect Omega OP’s performance, and through its interest in Omega OP, has both the right to receive benefits from and the obligation to absorb losses of Omega OP.

Additionally, we own a partial equity interest in a JV that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on our ability to direct the activities that most significantly impact the JV’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the JV. Omega is not required to make any additional capital contributions to the JV. As of June 30, 2026 and December 31, 2025, this JV has $22.7 million and $23.2 million, respectively, of total assets, and $21.0 million and $20.9 million, respectively, of total liabilities, which are included in our Consolidated Balance Sheets.

In addition, as discussed in Note 2 – Real Estate Assets, we consolidated the EATs that are classified as VIEs. As of June 30, 2026, the EAT’s held five properties reflected as real estate with a carrying value of $49.2 million.

NOTE 9 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Unconsolidated Entities

The following is a summary of our investments in unconsolidated entities (dollars in thousands):

					Carrying Amount
	Ownership		Facility	Facility	June 30,	December 31,
Entity/Description	% (1)	Segment	Type	Count (1)	2026	2025
SHH Holdings, LLC(2)	49%	Triple-Net	Various	66	$217,859	$222,161
Saber Healthcare Holdings, LLC	9.9%	Operating	N/A	N/A	93,178	—
In Substance Real Estate Investments(3)	N/A	Triple-Net	ALF	13	77,884	75,353
Lakeway Realty, L.L.C.	51%	Triple-Net	Specialty facility	1	63,636	64,699
Liberty JVs	49%	Operating	CCRC	1	41,042	42,754
Other Healthcare JVs(4)(5)	9% – 20%	Triple-Net	N/A	N/A	7,618	7,429
Other Real Estate JVs(4)(6)	20%	Triple-Net	SNF	5	—	1,731
					$501,217	$414,127
(1)	Ownership percentages and facility counts are as of June 30, 2026.
(2)	For the three and six months ended June 30, 2026, we recognized income (inclusive of basis amortization) of $1.9 million and $3.8 million, respectively, and received distributions totaling $4.0 million and $8.1 million, respectively, from SHH Holdings, LLC.
(3)	Relates to mortgage loan agreements under which we are able to participate in the residual profits of the facilities, subject to the mortgage, upon a sale or refinancing. We evaluated the characteristics of these investments, including the associated risks and rewards, and have determined they are more similar to those associated with an investment in real estate than a loan. Arrangements with characteristics in line with real estate joint ventures are treated as in substance real estate investments and accounted for using the equity method. We have determined that these borrowers under the mortgage loans are VIEs but we have not consolidated the borrowers because we are not the primary beneficiary.
(4)	As of June 30, 2026 and December 31, 2025, we had an aggregate of $6.8 million and $22.0 million, respectively, of loans outstanding with these JVs.
(5)	As of June 30, 2026, includes seven JVs engaged in businesses that support the long-term healthcare industry and our triple-net operators.
(6)	As of June 30, 2026, includes one JV formed for the purpose of owning or providing financing for SNFs.

SHH Holdings, LLC

As discussed in Note 2 – Real Estate Assets, during the second quarter of 2026, we acquired two skilled nursing facilities in Indiana from SHH Holdings, LLC (“Saber PropCo”) for $33.4 million. No gain was recognized in income from unconsolidated entities in connection with the sale, as our share of the gain recognized by the unconsolidated entity was fully offset by the write-off of the related basis difference associated with the sold facilities. In addition, Saber PropCo sold one additional facility during the second quarter of 2026 for $2.7 million.

Additionally, as part of the second quarter dispositions discussed in Note 3 – Assets Held for Sale, Dispositions and Impairments, Omega sold a SNF in Virginia that was previously leased to Ciena Healthcare Management, Inc. (“Ciena”) to Saber PropCo, recognizing a gain of $3.5 million. Saber PropCo also acquired three North Carolina SNFs from Ciena in the second quarter of 2026. The four facilities acquired by the JV during the second quarter were leased to Saber Healthcare Holdings, LLC (“Saber”) (discussed below). In addition, Saber PropCo acquired five Ohio SNFs from Ciena in July 2026. The total aggregate consideration for all nine facilities acquired in the second quarter of 2026 and in July 2026 was $160.0 million. All of the acquisitions completed in the second quarter of 2026 and July 2026 were funded through a combination of operating cash and third-party debt. Following the acquisitions and sales in the second quarter of 2026 and July 2026, Saber PropCo owns 71 facilities subject to triple-net leases with Saber that generate $83.1 million in contractual rent per annum and Saber PropCo has $582.0 million of mortgage debt with a weighted average interest rate of 5.6% per annum.

Saber Healthcare Holdings, LLC

On January 1, 2026, Omega acquired a 9.9% equity interest in Saber for $92.8 million in cash, including transaction fees. Under the Saber operating agreement, Omega is entitled to minimum quarterly cash distributions reflecting an annualized 8% yield on its investment.

During the second quarter of 2026, Omega added 18 facilities that were transitioned from Ciena’s Laurel portfolio to its master lease with Saber, increasing the total number of facilities under our master lease with Saber to 69 facilities and resulting in monthly contractual rent of $7.7 million in July 2026 following the transitions. One additional facility in Ciena’s Laurel portfolio was transitioned to another existing operator during the second quarter of 2026. Omega’s total revenue from leases and loan agreements with Saber was $36.8 million and $32.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, Saber also operates and leases 66 facilities held by Saber PropCo, a property holding company JV in which Omega owns a 49% equity interest, along with the five Ohio SNFs acquired by Saber PropCo in July 2026 (discussed above). For the three and six months ended June 30, 2026, we recognized income (inclusive of basis amortization) from this investment of $1.1 million and $2.2 million, respectively, and received distributions totaling $1.9 million.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of June 30, 2026 and December 31, 2025:

(in thousands)
Balance as of December 31, 2025	$644,626
Foreign currency translation	(185)
Balance as of June 30, 2026	$644,441

Prior to the second quarter of 2026, Omega operated as a single reportable segment and maintained one reporting unit for purposes of its goodwill impairment assessment. As discussed in Note 21 – Segments, during the second quarter of 2026, the Company reorganized its internal reporting structure and identified two reportable segments: Triple-Net and Operating. As a result, the Company reassessed its reporting unit structure and determined that its previously single reporting unit should be split into two reporting units corresponding to the newly identified segments.

The Company reallocated its goodwill balance of $644.4 million as of April 1, 2026, to the two reporting units using a relative fair value approach. Based on this analysis, $637.9 million and $6.5 million of goodwill were assigned to the Triple-Net and Operating reporting units, respectively.

In accordance with ASC 350, the Company performed a goodwill impairment assessment immediately before the reallocation at the original reporting unit level and immediately after the reallocation at each of the new reporting unit levels. The Company concluded that goodwill was not impaired under either assessment.

As of June 30, 2026, $6.5 million of goodwill related to our Operating segment and $637.9 million related to our Triple-Net segment.

The following is a summary of our intangible assets and liabilities as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	(in thousands)
Assets:
Above market leases	$33,572	$33,977
Accumulated amortization	(8,210)	(6,816)
Net above market leases	$25,362	$27,161

Liabilities:
Below market leases	$33,014	$33,014
Accumulated amortization	(26,993)	(26,570)
Net below market leases	$6,021	$6,444

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

For the three and six months ended June 30, 2026, our net amortization expense related to intangibles was $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2025, our net amortization expense related to intangibles was $0.6 million and $0.8 million, respectively. The estimated net amortization expense related to these intangibles for the remainder of 2026 and the next four years is as follows: remainder of 2026 – $1.0 million; 2027 – $2.1 million; 2028 – $2.1 million; 2029 – $2.1 million and 2030 – $2.2 million. As of June 30, 2026, the weighted average remaining amortization period of above market lease assets is nine years and below market lease liabilities is eight years.

NOTE 11 – CONCENTRATION OF RISK

As of June 30, 2026, our real estate investment portfolio comprised 1,022 operating healthcare facilities, including fee simple wholly-owned facilities that are held for investment or sale, facilities that are collateral under our mortgage loans and facilities within consolidated JVs. These healthcare facilities are located in 41 states, Washington, D.C., the U.K. and Jersey, and are operated or managed by 93 third-party operators or managers. At June 30, 2026,  98% of our real estate investments related to long-term healthcare facilities.

Operator Concentration

During the three and six months ended June 30, 2026, we had no operators with total revenues that exceeded 10% of our total revenues. During the three and six months ended June 30, 2025, we had one operator with total revenues that exceeded 10% of our total revenues: CommuniCare. CommuniCare generated 7.9% and 8.6% of our total revenues for the three and six months ended June 30, 2026, respectively, and 10.9% of our total revenues for the three and six months ended June 30, 2025. As of June 30, 2026, CommuniCare represented 3.9% of our total investments (before accumulated depreciation and allowances). Revenues from resident fees and services are not subject to concentration risk, as the underlying agreements at the facilities in our Operating segment are with individual residents.

As of June 30, 2026, we had total investments (before accumulated depreciation and allowances) with two operators that approximated or exceeded 10% of our total investments: Maplewood and Saber. As of December 31, 2025, we had total investments (before accumulated depreciation and allowances) with one operator that approximated or exceeded 10% of our total investments: Maplewood. Maplewood generated 6.6% of our total revenues for the three and six months ended June 30, 2026, and 6.9% and 6.6% of our total revenues for the three and six months ended June 30, 2025, respectively. Saber generated 6.0% and 5.6% of our total revenues for the three and six months ended June 30, 2026, respectively, and 5.8% of our total revenues for the three and six months ended June 30, 2025.

Geographic Concentration

As of June 30, 2026, the three geographic locations in which we had our highest concentration of real estate assets and mortgages (before accumulated depreciation and allowances) were the U.K. (17.7%), Texas (8.8%) and Indiana (6.4%).

NOTE 12 – STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of our declared cash dividends on common stock:

Record Date	Payment Date	Dividend per Common Share
February 9, 2026	February 17, 2026	$0.67
May 4, 2026	May 15, 2026	0.67
August 3, 2026	August 14, 2026	0.68

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	June 30, 2025	3,988	$150,442
Three Months Ended	June 30, 2026	173	8,124
Six Months Ended	June 30, 2025	6,655	250,193
Six Months Ended	June 30, 2026	182	8,562

At-The-Market Offering Programs

The following is a summary of the shares issued under our former $1.25 billion 2024 At-The-Market Offering Program and our current $2.0 billion 2025 At-The-Market Offering Program (collectively, the “ATM Program”) for the three and six months ended June 30, 2026 and 2025 (in thousands except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
Three Months Ended	June 30, 2025	2,895	$36.83	$107,872	$106,626
Three Months Ended	June 30, 2026	1,124	47.34	53,843	53,219
Six Months Ended	June 30, 2025	7,285	36.97	272,321	269,296
Six Months Ended	June 30, 2026	3,343	47.48	160,527	158,737
(1)	Represents the average price per share after issuance costs.

We did not utilize the forward provisions under the ATM Program during the three and six months ended June 30, 2026 and 2025.

Noncontrolling Interest

During the three and six months ended June 30, 2026, we redeemed 1,493,882 and 1,793,882 of Omega OP units  for cash of $70.6 million and $83.9 million, respectively. Omega OP Units (other than the Omega OP Units owned by Omega) are redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to Omega’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in Omega OP’s partnership agreement.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	(in thousands)
Foreign currency translation	$(2,625)	$20,353
Derivative instruments designated as cash flow hedges	65,324	66,916
Derivative instruments designated as net investment hedges	(4,230)	(6,794)
Total accumulated other comprehensive income before noncontrolling interest	58,469	80,475
Add: portion included in noncontrolling interest	(359)	(1,438)
Total accumulated other comprehensive income for Omega	$58,110	$79,037

During the three and six months ended June 30, 2026, we reclassified $2.0 million and $4.1 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges. During the three and six months ended June 30, 2025, we reclassified $1.4 million and $2.8 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

NOTE 13 – TAXES

Omega was organized, has operated and intends to continue to operate in a manner that enables Omega to qualify for taxation as a REIT under Sections 856 through 860 of the Code.

We have elected to treat certain of our active subsidiaries as taxable REIT subsidiaries (“TRSs”). Our domestic TRSs are subject to federal, state and local income taxes at the applicable corporate rates. Our foreign subsidiaries are subject to foreign income taxes and withholding taxes. Income taxes included within the financial statements primarily represent U.S. federal, state and local income taxes as well as non-U.S. income-based or withholding taxes on certain investments located in jurisdictions outside the U.S.

The following is a summary of our provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Federal income tax (benefit) expense	$(175)	$17	$(958)	$130
State and local income tax expense	176	156	417	311
Foreign tax expense	4,617	4,355	10,265	7,698
Total income tax expense (1)	$4,618	$4,528	$9,724	$8,139
(1)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

The income tax expense for both the three and six months ended June 30, 2026 and 2025 was primarily due to income from foreign jurisdictions that is subject to foreign income taxes and withholding taxes.

As of June 30, 2026 and December 31, 2025, deferred tax assets totaled $22.1 million and $22.5 million, respectively, and deferred tax liabilities totaled zero. Our deferred tax assets relate primarily to loss carryforwards.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Stock-based compensation expense	$23,451	$9,234	$34,043	$25,046

Stock-based compensation expense for the six months ended June 30, 2026 and 2025 reflects the impact of modifications to certain stock awards in connection with leadership transitions of members of executive management as discussed in the “Leadership Transition” section below. Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations.

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

We granted 19,624 time-based PIUs and 19,886 time-based RSUs to directors during the second quarter of 2026, and those units vest on the date of Omega’s 2027 annual meeting of stockholders, subject to the director’s continued service and vesting in certain other events.

Time-based and performance-based grants made to named executive officers and key employees that meet certain conditions under the Company’s retirement policy (length of service, age, etc.) vest on an accelerated basis pursuant to the terms of our 2018 Stock Incentive Plan.

Leadership Transitions

In May 2026, the Company and C. Taylor Pickett, the Company’s Chief Executive Officer, agreed that Mr. Pickett will step down as CEO and from the Board effective October 1, 2026. The Board appointed Matthew P. Gourmand, currently President, to serve as President and Chief Executive Officer effective October 1, 2026.

Also in May 2026, the Company and Robert O. Stephenson agreed that his employment will terminate effective August 1, 2026. The Board appointed Neal A. Ballew, Senior Vice President and Chief Accounting Officer, as Chief Financial Officer, and Lucas M. Golem, Vice President of Financial Reporting, as Chief Accounting Officer, each effective on August 1, 2026.

On May 19, 2026, the Company entered into Transition Agreements and Releases with Mr. Pickett and Mr. Stephenson. Each agreement provides for an unprorated 2026 short-term incentive and continued vesting, on an unprorated basis, of previously granted equity awards through December 31, 2029, subject to their terms. Mr. Stephenson will also receive severance consistent with a termination without cause, including a $2.5 million transition payment payable over 24 months beginning August 1, 2026.

The Company also entered into consulting agreements with Mr. Pickett (effective October 2, 2026 through October 1, 2027, and extendable to April 1, 2028) and Mr. Stephenson (effective August 2, 2026 through August 1, 2027, and extendable to February 1, 2028).

In connection with these arrangements and related modifications to equity awards, the Company incurred incremental non-cash stock-based compensation expense of $31.8 million and $5.7 million of cash transition related expenses. We recognized incremental non-cash stock-based compensation expense of $14.7 million and $4.2 million of cash transition related expenses in the second quarter of 2026, which are reflected within general and administrative expense within the consolidated statements of operations. In addition, we will also recognize an additional $17.1 million of incremental non-cash stock-based compensation expense and $1.6 million of cash transition related expenses in the third quarter of 2026 related to these agreements.

In addition, during the three months ended March 31, 2025, the Company recognized $6.6 million of incremental non-cash stock-based compensation expense related to the departure of Daniel J. Booth, our former Chief Operating Officer, and modifications to his equity awards. General and administrative expenses also included a $2.2 million accrual for transition payments payable to Mr. Booth over the 24-month period following January 2, 2026, the effective date of his termination of employment, as well as other costs incurred related to the transition.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		June 30,	June 30,	December 31,
	Maturity	2026	2026	2025

			(in thousands)
Unsecured borrowings:
Revolving Credit Facility(1)	2029	SOFR + 1.05%	$6,000	$242,000
			6,000	242,000
Senior notes and other unsecured borrowings:
2027 notes(1)	2027	4.50%	700,000	700,000
2028 notes(1)	2028	4.75%	550,000	550,000
2029 notes(1)	2029	3.63%	500,000	500,000
2030 notes(1)	2030	5.20%	600,000	600,000
2031 notes(1)	2031	3.38%	700,000	700,000
2033 notes(1)	2033	3.25%	700,000	700,000
2028 Term Loan(1)(2)	2028	5.22%	300,000	300,000
Deferred financing costs – net			(15,221)	(17,451)
Discount – net			(16,171)	(18,538)
Total senior notes and other unsecured borrowings – net			4,018,608	4,014,011

Total unsecured borrowings – net(3)(4)			$4,024,608	$4,256,011
(1)	Guaranteed by Omega OP.
(2)	Reflects the impact of interest rate swaps on the 2028 Term Loan which effectively fix the SOFR-based portion of the interest rate at 4.019%.
(3)	All borrowings are direct borrowings of Parent unless otherwise noted.
(4)	Certain of our other unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2026 and December 31, 2025, we were in compliance with all applicable covenants for our borrowings.

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

Derivatives Designated as Hedging Instruments

As of June 30, 2026, we have nine interest rate swaps with $300.0 million in notional value. The swaps are designated as cash flow hedges of interest payments on one variable interest loan. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes.

In the third quarter of 2025, Omega entered into six GBP/USD currency forward contracts with notional amounts totaling £108.0 million and a weighted average GBP-USD rate of 1.3600, each of which mature between October 2, 2025 and January 5, 2027. In addition, in the second quarter of 2026, the Company entered into two GBP/USD currency forward contracts totaling £350.0 million of notional value at a weighted average rate of 1.3257 that mature on October 30, 2026. For the three and six months ended June 30, 2026, we recognized fair value losses of $0.1 million and fair value gains of $0.8 million, respectively, related to these forward contracts that are recorded within other income – net in the Consolidated Statements of Operations. As of June 30, 2026, we have five GBP/USD currency forward contracts remaining with notional amounts totaling £390.5 million and a weighted average GBP-USD rate of 1.3295, each of which mature between July 2, 2026 and January 5, 2027.

The location and fair value of Omega’s derivative instruments at the respective balance sheet dates were as follows:

	June 30,	December 31,
	2026	2025

	(in thousands)
Cash flow hedges:
Accrued expenses and other liabilities	$274	$3,402

Net investment hedges:
Accrued expenses and other liabilities	$7,694	$10,258

Derivative instruments not designated:
Other assets	$2,123	$1,729
Accrued expenses and other liabilities	$579	$—

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

As of June 30, 2026 and December 31, 2025, the net carrying amounts and fair values of our other financial instruments were as follows:

	June 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Real estate loans receivable – net	$1,366,744	$1,376,130	$1,380,949	$1,412,106
Non-real estate loans receivable – net	270,166	273,571	330,322	331,970
Total	$1,636,910	$1,649,701	$1,711,271	$1,744,076
Liabilities:
Revolving Credit Facility	$6,000	$6,000	$242,000	$242,000
2028 Term Loan	298,427	300,000	298,118	300,000
4.50% notes due 2027 – net	698,963	699,538	698,231	702,303
4.75% notes due 2028 – net	548,445	549,791	547,941	554,307
3.63% notes due 2029 – net	496,121	479,560	495,517	484,105
5.20% notes due 2030 – net	591,284	602,922	590,190	610,608
3.38% notes due 2031 – net	691,647	649,887	690,752	653,527
3.25% notes due 2033 – net	693,721	621,971	693,262	622,272
Total	$4,024,608	$3,909,669	$4,256,011	$4,169,122

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

●	Real estate loans receivable: The fair values of the real estate loans receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Non-real estate loans receivable: Non-real estate loans receivable are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).
●	Revolving Credit Facility and 2028 Term Loan: The carrying amounts of these approximate fair value because interest rates on these borrowings reset periodically to current market rates. Differences between carrying values and the fair values in the table above are due to the inclusion of deferred financing costs and discounts in the carrying values.
●	Senior notes: The fair values of the senior unsecured notes payable are estimated using publicly available trading prices (Level 1).

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

Gulf Coast Subordinated Debt

In August 2021, we filed suit in the Circuit Court for Baltimore County against the holders of certain Subordinated Debt (the “Gulf Coast Debt Holders”) associated with our Gulf Coast master lease agreement, following an assertion by the Gulf Coast Debt Holders that our prior exercise of offset rights in connection with Gulf Coast’s non-payment of rent had resulted in defaults under the terms of the Subordinated Debt. The suit sought a declaratory judgment to, among other items, declare that the aggregate amount of unpaid rent due from Gulf Coast under the master lease agreement exceeds all amounts which otherwise would be due and owing by an indirect subsidiary of Omega (the “Omega Gulf Coast Obligor”) under the Subordinated Debt, and that all principal and interest due and owing under the Subordinated Debt may be (and was) offset in full as of December 31, 2021. In October 2021, the Gulf Coast Debt Holders filed a motion to dismiss for lack of personal jurisdiction, which was granted in November 2022 and upheld on appeal in January 2026, with the mandate issued on March 2, 2026.

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

Upon the denial of the appeal of the Maryland suit, the parties in the Delaware suit agreed to submit the dispute to the Delaware court on cross-dispositive motions. Briefing on the cross-dispositive motions will be completed in mid-August 2026, and the dispute will then be ripe for adjudication by the Delaware court.  While Omega believes the Omega Gulf Coast Obligor is entitled to enforcement of the offset rights that are the subject of these actions, Omega cannot predict the ultimate outcome of the litigation.

Genesis Bankruptcy - Claim of Statutory Unsecured Claimants’ Committee

On December 4, 2025, the Genesis Statutory Unsecured Claimants’ Committee (“UCC”) filed its (a) Motion for Leave, Standing, And Authority To Prosecute Certain Claims On Behalf Of The Debtors’ Estates And For Related Relief which attached a proposed complaint against a subsidiary of the Company, and (b) Preliminary Objection To Determine The Secured Status Of Prepetition Term Loan Claims. Both the proposed complaint and Preliminary Objection seek a determination that the Prepetition Term Loan(s) under which our subsidiary is a co-lender is, in part, unsecured. The proposed complaint also alleges a preference action against the agent under the Prepetition Term Loan(s) in respect of payments made to such agent within the ninety (90) days of the Genesis bankruptcy filing (the “Petition Date”), certain of which payments were disbursed to our subsidiary. Finally, the proposed complaint alleges a preference action against other subsidiaries of the Company, in respect of lease payments made to such subsidiaries under a master lease with Genesis within ninety (90) days of the Petition Date. On January 23, 2026, the UCC and the Debtors in the proceeding entered into an unopposed stipulation that the Bankruptcy Court’s consideration of the motion shall be continued to the date of an order confirming a Chapter 11 plan in accordance with Section 1129 of the Bankruptcy Code, whereupon the motion will be granted. The Bankruptcy Court approved the stipulation by order dated January 26, 2026. While Omega believes that the claims asserted against our subsidiaries are without merit and intends to vigorously defend against them, Omega cannot predict the ultimate outcome of this action.

Other

In addition to the matters above, we are subject to various other legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position or results of operations.

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of June 30, 2026, our maximum funding commitment under these indemnification agreements was $17.5 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable if the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other funding obligations. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at June 30, 2026 are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$163,227
Non-real estate loan commitments	40,966
Real estate loan commitments	67,029
Total remaining commitments (1)	$271,222
(1)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Numerator:
Net income	$379,668	$140,479	$538,244	$252,539
Less: adjustments to basic numerator(1)	(19,184)	(5,978)	(37,939)	(22,191)
Net income available to common stockholders – basic	$360,484	$134,501	$500,305	$230,348
Add: net income attributable to OP Units	16,873	3,968	23,965	6,762
Net income available to common stockholders – diluted	$377,357	$138,469	$524,270	$237,110
Denominator:
Denominator for basic earnings per share	298,848	291,188	297,952	287,101
Effect of dilutive securities:
Common stock equivalents	3,414	3,495	3,214	3,599
Noncontrolling interest – Omega OP Units	13,988	8,563	14,524	8,387
Denominator for diluted earnings per share	316,250	303,246	315,690	299,087

Earnings per share – basic:
Net income available to common stockholders	$1.21	$0.46	$1.68	$0.80
Earnings per share – diluted:
Net income available to common stockholders	$1.19	$0.46	$1.66	$0.79
(1)	Includes adjustments to remove income related to non-controlling interests and participating shares including time-based and performance-based PIUs and time-based and performance-based RSUs.

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$39,036	$734,184
Restricted cash	145,173	38,400
Cash, cash equivalents and restricted cash at end of period	$184,209	$772,584

Supplemental information:
Interest paid during the period, net of amounts capitalized	$104,226	$112,657
Taxes paid during the period	$12,981	$1,716

Non-cash investing activities:
Non-cash acquisition of real estate	$(11,616)	$—
Non cash proceeds from sale of real estate investments	$37,400	$—
Non-cash collection of real estate loan receivable principal	$11,616	$—
Non-cash investment in real estate loans receivable	$(37,400)	$—

NOTE 21 – SEGMENTS

Effective April 1, 2026, our Chief Executive Officer, who serves as our CODM, began separately evaluating the performance of our Triple-Net and Operating investments. This change was driven by the Company’s continued expansion of RIDEA-structured and other operating investments following its initial RIDEA transaction in the fourth quarter of 2025. As a result of this change in how the CODM evaluates performance and allocates resources (including employees and financial or capital resources), the Company changed its segment reporting structure from a single operating and reportable segment to two operating and reportable segments: (i) Triple-Net and (ii) Operating. Although the Operating segment does not meet the quantitative thresholds for separate disclosure under ASC 280, we have elected to present it as a reportable segment given its distinct operating characteristics and to enhance transparency for investors.

In connection with this change in segment structure, the CODM also revised the segment profit measure and significant expense measures used to evaluate the business. Under the prior single-segment structure, the CODM primarily evaluated performance based on net income. With the two-segment structure, Net Operating Income ("NOI") is the primary measure used by the CODM to evaluate segment performance, as it better reflects property-level operating performance across both segments and excludes the impact of corporate-level financing and other non-operating items included in net income. Under the prior single-operating segment structure, interest expense was identified as the most significant segment expense because of its significance within a business model centered on deploying capital into long-term contractual financing arrangements. Upon transitioning to two segments and adopting NOI as the segment profit measure, property-level expenses represent the significant expense category included in the NOI measure and most regularly reviewed by the CODM to assess segment performance.

The Company defines NOI as total revenues less property-level expenses for consolidated and unconsolidated entities. For unconsolidated entities, NOI reflects the Company's proportionate share of the unconsolidated entities’ NOI rather than GAAP income (loss) from unconsolidated entities, as this provides a consistent basis for evaluating investments regardless of ownership structure. The difference between proportionate NOI and GAAP income (loss) from unconsolidated entities is included as a reconciling item below. NOI is a non-GAAP measure and is reconciled to net income below.

Prior period information for the comparable periods has been recast below to reflect the changes to the Company’s segments, segment profit measure, and significant segment expenses.

The following table summarizes information for the reportable segments for the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
			Non-Segment/
	Triple-Net	Operating	Corporate(1)	Total
	(in thousands)
Revenues
Rental income	$266,486	$—	$—	$266,486
Interest income	46,756	—	—	46,756
Resident fees and services	—	13,987	—	13,987
Miscellaneous income	—	—	1,017	1,017
Total revenues	313,242	13,987	1,017	328,246

Property-level expenses	(3,938)	(12,259)	—	(16,197)
Net operating income from unconsolidated entities	15,211	3,654	—	18,865
Net operating income	324,515	5,382	1,017	330,914

Depreciation and amortization				(81,842)
Interest expense				(48,116)
General and administrative				(41,997)
Acquisition, merger and transition related costs				(4,660)
Impairment on real estate properties				—
Recovery for credit losses				5,019
Other expense - net				(7,215)
Gain on assets sold - net				246,519
Income tax expense				(4,618)
Non-operating net loss from unconsolidated entities(2)				(14,336)
Net income				$379,668
(1)	Represents items not allocated to either reportable segment. Presented for reconciliation purposes only.
(2)	Represents Omega’s share of non-operating losses from unconsolidated entities in which Omega holds a noncontrolling ownership interest. These losses primarily consist of depreciation and interest expenses. Income from unconsolidated entities reported on the Consolidated Statements of Operations is comprised of Net operating income from unconsolidated entities and Non-operating net loss from unconsolidated entities presented above.

The following table summarizes significant expense categories by segment for the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
			Non-Segment/
	Triple-Net	Operating	Corporate	Total
	(in thousands)
Compensation	$—	$7,179	$—	$7,179
Utilities	—	590	—	590
Food	—	737	—	737
Repairs and maintenance	—	360	—	360
Property taxes	3,510	462	—	3,972
Other segment expenses(1)	428	2,931	—	3,359
Total property-level expenses(2)	$3,938	$12,259	$—	$16,197
(1)	Other segment expenses for our Operating segment include management fees, insurance expense, marketing, supplies and other miscellaneous expenses. Triple-Net other segment expenses include right of use asset amortization for properties subject to ground leases and other miscellaneous expenses.
(2)	See Note 1 – Basis of Presentation and Significant Accounting Policies for additional information on the reclassification of property-level expenses.

Omega had no facilities operating under the RIDEA structure during the three and six months ended June 30, 2025, and accordingly no amounts are shown in the Operating columns for those periods in the following tables. The following table summarizes information for the reportable segments for the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
			Non-Segment/
	Triple-Net	Operating	Corporate(1)	Total
	(in thousands)
Revenues
Rental income	$239,202	$—	$—	$239,202
Interest income	42,997	—	—	42,997
Resident fees and services	—	—	—	—
Miscellaneous income	—	—	307	307
Total revenues	282,199	—	307	282,506

Property-level expenses	(3,771)	—	—	(3,771)
Net operating income from unconsolidated entities	2,504	—	—	2,504
Net operating income	280,932	—	307	281,239

Depreciation and amortization				(80,509)
Interest expense				(52,897)
General and administrative				(23,318)
Acquisition, merger and transition related costs				(2,010)
Impairment on real estate properties				(14,215)
Recovery for credit losses				4,771
Other income - net				13,751
Gain on assets sold - net				22,886
Income tax expense				(4,528)
Non-operating net loss from unconsolidated entities(2)				(4,691)
Net income				$140,479
(1)	Represents items not allocated to either reportable segment. Presented for reconciliation purposes only.
(2)	Represents Omega’s share of non-operating losses from unconsolidated entities in which Omega holds a noncontrolling ownership interest. These losses primarily consist of depreciation and interest expenses. Income from unconsolidated entities reported on the Consolidated Statements of Operations is comprised of Net operating income from unconsolidated entities and Non-operating net loss from unconsolidated entities presented above.

The following table summarizes significant expense categories by segment for the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
			Non-Segment/
	Triple-Net	Operating	Corporate	Total
	(in thousands)
Compensation	$—	$—	$—	$—
Utilities	—	—	—	—
Food	—	—	—	—
Repairs and maintenance	—	—	—	—
Property taxes	3,251	—	—	3,251
Other segment expenses(1)	520	—	—	520
Total property-level expenses(2)	$3,771	$—	$—	$3,771
(1)	Triple-Net other segment expenses include right of use asset amortization for properties subject to ground leases and other miscellaneous expenses.
(2)	See Note 1 – Basis of Presentation and Significant Accounting Policies for additional information on the reclassification of property-level expenses.

The following table summarizes information for the reportable segments for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
			Non-Segment/
	Triple-Net	Operating	Corporate(1)	Total
	(in thousands)
Revenues
Rental income	$537,103	$—	$—	$537,103
Interest income	91,911	—	—	91,911
Resident fees and services	—	20,644	—	20,644
Miscellaneous income	—	—	1,543	1,543
Total revenues	629,014	20,644	1,543	651,201

Property-level expenses	(7,954)	(17,686)	—	(25,640)
Net operating income from unconsolidated entities	29,789	8,025	—	37,814
Net operating income	650,849	10,983	1,543	663,375

Depreciation and amortization				(165,982)
Interest expense				(97,871)
General and administrative				(67,584)
Acquisition, merger and transition related costs				(5,774)
Impairment on real estate properties				(392)
Recovery for credit losses				8,313
Other expense - net				(6,139)
Gain on assets sold - net				249,543
Income tax expense				(9,724)
Non-operating net loss from unconsolidated entities(2)				(29,521)
Net income				$538,244
(1)	Represents items not allocated to either reportable segment. Presented for reconciliation purposes only.
(2)	Represents Omega’s share of non-operating losses from unconsolidated entities in which Omega holds a noncontrolling ownership interest. These losses primarily consist of depreciation and interest expenses. Income from unconsolidated entities reported on the Consolidated Statements of Operations is comprised of Net operating income from unconsolidated entities and Non-operating net loss from unconsolidated entities presented above.

The following table summarizes significant expense categories by segment for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
			Non-Segment/
	Triple-Net	Operating	Corporate	Total
	(in thousands)
Compensation	$—	$10,358	$—	$10,358
Utilities	—	934	—	934
Food	—	1,049	—	1,049
Repairs and maintenance	—	522	—	522
Property taxes	7,093	720	—	7,813
Other segment expenses(1)	861	4,103	—	4,964
Total property-level expenses(2)	$7,954	$17,686	$—	$25,640
(1)	Other segment expenses for our Operating segment include management fees, insurance expense, marketing, supplies and other miscellaneous expenses. Triple-Net other segment expenses include right of use asset amortization for properties subject to ground leases and other miscellaneous expenses.
(2)	See Note 1 – Basis of Presentation and Significant Accounting Policies for additional information on the reclassification of property-level expenses.

The following table summarizes information for the reportable segments for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
			Non-Segment/
	Triple-Net	Operating	Corporate(1)	Total
	(in thousands)
Revenues
Rental income	$471,380	$—	$—	$471,380
Interest income	86,113	—	—	86,113
Resident fees and services	—	—	—	—
Miscellaneous income	—	—	1,798	1,798
Total revenues	557,493	—	1,798	559,291

Property-level expenses	(7,597)	—	—	(7,597)
Net operating income from unconsolidated entities	4,915	—	—	4,915
Net operating income	554,811	—	1,798	556,609

Depreciation and amortization				(160,384)
Interest expense				(105,177)
General and administrative				(54,860)
Acquisition, merger and transition related costs				(3,474)
Impairment on real estate properties				(15,450)
Provision for credit losses				(321)
Other income - net				16,798
Gain on assets sold - net				32,961
Income tax expense				(8,139)
Non-operating net loss from unconsolidated entities(2)				(6,024)
Net income				$252,539
(1)	Represents items not allocated to either reportable segment. Presented for reconciliation purposes only.
(2)	Represents Omega’s share of non-operating losses from unconsolidated entities in which Omega holds a noncontrolling ownership interest. These losses primarily consist of depreciation and interest expenses. Income from unconsolidated entities reported on the Consolidated Statements of Operations is comprised of Net operating income from unconsolidated entities and Non-operating net loss from unconsolidated entities presented above.

The following table summarizes significant expense categories by segment for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
			Non-Segment/
	Triple-Net	Operating	Corporate	Total
	(in thousands)
Compensation	$—	$—	$—	$—
Utilities	—	—	—	—
Food	—	—	—	—
Repairs and maintenance	—	—	—	—
Property taxes	6,562	—	—	6,562
Other segment expenses(1)	1,035	—	—	1,035
Total property-level expenses(2)	$7,597	$—	$—	$7,597
(1)	Triple-Net other segment expenses include right of use asset amortization for properties subject to ground leases and other miscellaneous expenses.
(2)	See Note 1 – Basis of Presentation and Significant Accounting Policies for additional information on the reclassification of property-level expenses.

Total assets by reportable business segment are not disclosed as our CODM does not review such information to evaluate business performance and allocate resources.

NOTE 22 – SUBSEQUENT EVENTS

In July 2026, we acquired the operator of four care homes, which were already owned by Omega, for a contractual purchase price of $20.2 million and transitioned the investment into our new Operating segment. Concurrently with the acquisition, the Company entered into a management agreement with an affiliate of the acquired operator to continue managing the day-to-day operations of the four care homes.

In July 2026, we acquired six SNFs in Texas for $72.9 million and leased them to one new operator.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our Triple-Net assets and the managers of our Operating portfolio assets (collectively, our “operators”), including those relating to reimbursement by third-party payors, regulatory matters, occupancy levels and quality of care, including the management of infectious diseases;
(3)	our operators’ ability to manage industry challenges, including staffing shortages, which may impact certain regions more acutely, increased costs, and the sufficiency of governmental reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including changes to Medicaid and Medicare reimbursements, the potential impact of recent changes to state Medicaid funding levels as well as legislative and regulatory initiatives related to establishing minimum staffing requirements for skilled nursing facilities (“SNFs”) that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”), including as the result of any federal or state policy changes driven by the current focus on capital providers to the healthcare industry;
(7)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and assisted living facility (“ALF”) markets or local real estate conditions;
(8)	the availability and cost of capital to us;
(9)	changes in our credit ratings and the ratings of our debt securities;
(10)	competition in the financing of healthcare facilities;
(11)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(12)	changes in the financial position of our operators;
(13)	the effect of economic, regulatory and market conditions generally and, particularly, in the healthcare industry in the United States and in other jurisdictions where we conduct business, including the United Kingdom, including changes in immigration policy that may impact labor supply;
(14)	changes in interest rates and foreign currency exchange rates and the impact of inflation and changes in global tariffs and international trade disputes;
(15)	the timing, amount and yield of any additional investments;
(16)	our ability to maintain our status as a REIT;

(17)	operational risks, including management of regulatory requirements and operating expenses, associated with our investments in healthcare operating companies, including senior housing properties managed through structures authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”);
(18)	the use of, or inability to use, artificial intelligence by us or our operators, managers, vendors and investors; and
(19)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, public health crises or pandemics, cyber threats and governmental action, particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	Second Quarter of 2026 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”) has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of June 30, 2026, Parent owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 4% of the outstanding Omega OP Units.

We operate through two reportable segments, triple-net investments (“Triple-Net”) and operating portfolio (“Operating”). Our investments in healthcare-related real estate properties, located in the United States (“U.S.”), the United Kingdom (“U.K.”) and Canada, include SNFs, ALFs (including care homes in the U.K.), and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and continuing care retirement communities (“CCRCs”).

In our Triple-Net segment, our revenues primarily relate to triple-net leases with third-party operators at our properties. Additionally in our Triple-Net segment, we recognize interest income from real estate loans and non-real estate loans we provide to our operators, affiliates and/or their principals. Real estate loans consist of mortgage loans and other real estate loans that are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. Non-real estate loans may be either unsecured or secured by the collateral of the borrower.

Additionally, during the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”), whereby we own and operate senior healthcare facilities in our Operating segment through third-party managers (collectively, our “managers”). We utilize managers to operate these properties on our behalf and pay a management fee for these services.

From time to time, we also acquire equity interests in joint ventures (“JVs”) or entities that support the long-term healthcare industry and our operators, which may include ancillary service or technology companies, and in operating companies. These JVs are categorized into our Triple-Net segment or our Operating segment based on the structure of the JV operations. As healthcare delivery continues to evolve, we continuously evaluate potential investments, our assets, operators and markets to position our portfolio for long-term success. As part of our evaluation, we may from time to time consider selling or transitioning assets that do not meet our portfolio criteria.

The following table summarizes our portfolio for the three months ended June 30, 2026 (dollars in thousands):

		Percentage	Number of
Type of Property	NOI	of NOI	Facilities
Triple-Net	$324,515	98.4%	1,013
Operating	5,382	1.6%	9
Total	$329,897	100.0%	1,022

Outlook, Trends and Other Conditions

Our operators continue to face a number of industry challenges, including staffing shortages in certain regions and inflation-related cost increases. These challenges may be exacerbated by global tariffs and immigration restrictions, each of which may increase expenses, worsen labor shortages and increase labor costs, among other adverse impacts. There continues to be uncertainty regarding the extent and duration of these impacts for those operators, particularly given uncertainty as to whether reimbursement increases from the federal government, the states and the U.K. will be effective in offsetting these incremental costs and lost revenues.

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

The healthcare industry is heavily regulated. Our healthcare facility operators (which include managers in our Operating segment) are subject to extensive and complex federal, state and local healthcare laws and regulations in the U.S., where most of our operators are located, and in the U.K. and Canada relating to quality of care, licensure and certificate of need, resident rights (including abuse and neglect), consumer protection, government reimbursement, fraud and abuse compliance and similar laws governing the operation of healthcare facilities. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators and managers, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that in our Triple-Net business we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act in the U.S., among others. Moreover, in our Operating portfolio, certain healthcare fraud and abuse and data privacy laws, including those related to personal health information, could apply directly to us.

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

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid in the U.S. and local authority funding in the U.K. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs or other budgetary adjustments by government payors, including through potential Medicaid reforms and the push by the U.S. Centers for Medicare and Medicaid Services (“CMS”) towards Medicare Advantage programs, will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. The change in presidential administration and U.S. Congressional majorities at the federal level have increased the political focus on entitlement program changes and created additional uncertainty with respect to the level of government reimbursement available and the extent of industry regulation. The July 2025 passage of the OBBBA enacted significant reforms regarding funding and operation of the Medicaid program, including an estimated $920 billion in cuts to Medicaid over the next decade, as well as additional reforms related to enactment of new home and community-based services (“HCBS”) waivers, and freezing, rather than reducing, nursing home provider taxes. The OBBBA’s restrictions on provider taxes to other types of healthcare providers may adversely impact our operators indirectly to the extent states reduce reimbursement levels generally to offset general provider tax reductions.

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

The following is a discussion of certain U.S. laws and regulations generally applicable to our operators and managers, and in certain cases, to us, including in connection with our investments in our Operating segment through RIDEA structures.

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

At the state level, recent enacted laws in Massachusetts and Connecticut require notification and detailed ownership disclosures for certain transactions involving SNFs and REITs and restrict hospitals from entering into certain leasing transactions with REITs. Legislation with similar or more restrictive provisions has been proposed in several other states. In addition, a number of states have increased requirements for operators to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, particularly in connection with change of ownership approvals by the state.

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

Medicare. Medicare reimbursement rate setting takes effect annually each October for the following fiscal year. On July 29, 2026, CMS issued a final rule regarding the government fiscal year 2027 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $882.7 million, or 2.4%, for fiscal year 2027 compared to fiscal year 2026. This estimated reimbursement increase is attributable to a 2.4% net market basket update to the payment rates, which is based on a 3.3% SNF market basket increase less a 0.9% productivity adjustment. The annual update is reduced by 2% for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $203.6 million in the aggregate in fiscal year 2027. While Medicare reimbursement rate setting has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current expense levels remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by other factors, including any adjustments related to the impact of various payment models, such as those described below.

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

CMS has also increased its focus on Medicaid and Medicare fraud and abuse activities across the healthcare industry, which in certain cases has included payment deferrals for services already rendered and the potential withholding of future federal funds administered to state Medicaid programs. While to date these actions have primarily been focused on home health, hospice, and durable medical equipment providers, any payment deferrals or withholding of future funding may impact, and in some cases have impacted, state budgets and therefore may indirectly impact reimbursements to long-term care providers. Further, it is unclear whether CMS will broaden its focus to additional healthcare providers or establish additional regulations and tools in which to combat fraud and abuse, in either case in a manner that directly impacts the long-term care industry. Any such future actions aimed at our industry, or indirect impacts from current CMS fraud and abuse enforcement activity, depending on the scope and implementation, could have a material adverse effect on the reputation, business, results of operations and cash flows of our operators.

Licensing and Certification. Our operators, managers and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. In our Triple-Net segment, our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them, which could involve monetary penalties or a change in operator or manager. In our Operating segment, we or our managers could similarly be subject to such notices or sanctions. In addition, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion or closure of certain healthcare facilities, which has the potential to impact some of our operators’ abilities to expand or change their businesses.

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

Second Quarter of 2026 and Recent Highlights

Investments

●	During the three and six months ended June 30, 2026, we acquired eight facilities and 23 facilities for aggregate consideration of $109.9 million and $236.3 million, respectively, including four facilities and five facilities in our Operating segment.
●	During the three and six months ended June 30, 2026, we invested $21.1 million and $33.8 million under our construction in progress and capital improvement programs in our Triple-Net segment, respectively, and we invested $0.6 million and $0.7 million under our construction in progress and capital improvement programs in our Operating segment.
●	We funded $21.3 million under one new real estate loan originated during 2026 with an interest rate of 13.0% during the six months ended June 30, 2026. Additionally, we advanced $16.4 million and $22.4 million under existing real estate loans during the three and six months ended June 30, 2026, respectively. Principal repayments of $71.8 million and $89.1 million were received on real estate loans during the three and six months ended June 30, 2026, respectively.
●	During the second quarter of 2026, SHH Holdings, LLC (“Saber PropCo”), a property holding company JV in which Omega owns a 49% equity interest, sold three SNFs (two of which were acquired by Omega) for $36.1 million. Saber PropCo also acquired four SNFs (one of which was sold by Omega) in the second quarter of 2026 and five Ohio SNFs from a third party in July 2026. The total aggregate consideration for all nine facilities acquired in the second quarter of 2026 and in July 2026 was $160.0 million. The nine acquired facilities were subsequently leased to Saber Healthcare Holdings, LLC (“Saber”), an operating company in which Omega owns a 9.9% equity interest. Following the acquisitions and sales in the second quarter of 2026 and July 2026, Saber PropCo owns 71 facilities subject to triple-net leases with Saber that generate $83.1 million in contractual rent per annum.
●	During the second quarter of 2026, we transitioned a portfolio of 18 facilities from another operator to Saber’s master lease, increasing the total number of facilities under our master lease with Saber to 69 facilities and resulting in monthly contractual rent of $7.7 million in July 2026 following the transitions.

Dispositions

●	During the three and six months ended June 30, 2026, we sold 26 facilities (22 SNFs and four ALFs) and 30 facilities (26 SNFs and four ALFs) in our Triple-Net segment for total consideration of $562.6 million and $597.1 million, respectively, of which $37.4 million was in the form of seller financing. As a result of these sales, we recognized a net gain of $246.5 million and $249.5 million for the periods, respectively.

●	During the three and six months ended June 30, 2026, we recorded impairments of zero and $0.4 million, respectively, related to facilities in our Triple-Net segment.

Financing Activities

●	During the three and six months ended June 30, 2026, we sold 1.3 million and 3.5 million shares, respectively, of common stock under our $2.0 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $62.0 million and $169.1 million, respectively.

Other Highlights

●	We funded $29.7 million under six new non-real estate loans originated during 2026 with a weighted average interest rate of 10.8% during the six months ended June 30, 2026. We advanced $8.5 million and $13.2 million under existing non-real estate loans during the three and six months ended June 30, 2026, respectively. Principal repayments of $99.2 million and $117.2 million were received on non-real estate loans during the three and six months ended June 30, 2026, respectively.

Collectibility Issues

●	During the three and six months ended June 30, 2026, we had zero and $2.4 million of straight-line receivable write-offs as a result of placing two and three operator leases on a cash basis of revenue recognition, respectively. The two operators placed on a cash basis of revenue recognition during the second quarter of 2026 are new operators leasing facilities that were recently acquired through foreclosure. As of June 30, 2026, 22 operators are on a cash basis of rental revenue recognition. These operators represent 22.2% of our total revenues for the six months ended June 30, 2026.
●	We recognized rental income of $19.6 million and $39.0 million related to our leases with Maplewood Senior Living (along with its affiliates, “Maplewood”) during the three and six months ended June 30, 2026, respectively. The amount of unpaid contractual rent that was deferred, as allowable under the terms of its the Maplewood Master Lease, was $3.5 million and $7.1 million for the three and six months ended June 30, 2026, respectively (see Note 4 – Contractual and Other Receivables for a breakdown of total Maplewood rental income by lease). Deferred rent bears interest at 5% per annum if outstanding longer than 18 months, which is reflected in rental income when received. As of June 30, 2026, the outstanding deferred rent balance is $56.6 million. No interest income was recorded on the revolving credit facility with Maplewood during the three and six months ended June 30, 2026. Maplewood is on a cash basis of revenue recognition for lease purposes and non-accrual status for loan purposes as a result of liquidity issues beginning in 2023, so rental revenue and interest income is only recorded for contractual rent and interest payments that are received from Maplewood.
●	We recognized full contractual rental income of $13.3 million and $26.6 million related to Genesis during the three and six months ended June 30, 2026, respectively. In addition, we recognized interest income of $5.9 million and $12.9 million related to loans with Genesis during the three and six months ended June 30, 2026, respectively. In July 2026, Genesis paid full contractual rent and interest of $4.5 million.

Dividends

●	On July 23, 2026, the Board of Directors declared a cash dividend of $0.68 per share. The dividend will be paid on August 14, 2026 to stockholders of record as of the close of business on August 3, 2026.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Variance	2026	2025	Variance
Revenues:
Rental income	$266,486	$239,202	$27,284	$537,103	$471,380	$65,723
Interest income	46,756	42,997	3,759	91,911	86,113	5,798
Resident fees and services	13,987	—	13,987	20,644	—	20,644
Miscellaneous income	1,017	307	710	1,543	1,798	(255)
Expenses:
Depreciation and amortization	81,842	80,509	1,333	165,982	160,384	5,598
Interest expense	48,116	52,897	(4,781)	97,871	105,177	(7,306)
Property-level expenses	16,197	3,771	12,426	25,640	7,597	18,043
General and administrative	41,997	23,318	18,679	67,584	54,860	12,724
Acquisition, merger and transition related costs	4,660	2,010	2,650	5,774	3,474	2,300
Impairment on real estate properties	—	14,215	(14,215)	392	15,450	(15,058)
(Recovery) provision for credit losses	(5,019)	(4,771)	(248)	(8,313)	321	(8,634)
Other income (expense):
Other (expense) income – net	(7,215)	13,751	(20,966)	(6,139)	16,798	(22,937)
Gain on assets sold – net	246,519	22,886	223,633	249,543	32,961	216,582
Income tax expense	(4,618)	(4,528)	(90)	(9,724)	(8,139)	(1,585)
Income (loss) from unconsolidated entities	4,529	(2,187)	6,716	8,293	(1,109)	9,402

Three Months ended June 30, 2026 and 2025

Revenues

  The following is a description of certain of the changes in revenues for the three months ended June 30, 2026 compared to the same period in 2025:

●	The increase in rental income was primarily the result of (i) a $16.4 million increase related to facility acquisitions made throughout 2025 and 2026, lease extensions and other rent escalations, (ii) an $8.7 million increase resulting from fewer straight-line receivable write-offs in the second quarter of 2026 compared to 2025, (iii) a $2.2 million net increase in rental income from cash basis operators, primarily related to Maplewood, as a result of receiving higher cash rent payments period over period from these operators, and (iv) a $0.6 million increase related to higher rental income from our leases with operators in the U.K. primarily due to the strengthening of the British Pound Sterling against the U.S. Dollar, partially offset by a $1.1 million decrease related to the impact of facility transitions in the second quarter of 2026.
●	The increase in interest income was primarily due to (i) a $4.6 million increase related to new loans and additional fundings on existing loans made throughout 2025 and 2026, (ii) a $1.4 million increase primarily related to a non-cash gain associated with the discount on a loan repaid early in the second quarter of 2026 and (iii) a $1.0 million increase related to loans on non-accrual status in which we have recognized higher interest income period over period as a result of receiving higher cash payments throughout 2025 and 2026, partially offset by a $3.2 million decrease related to principal repayments on our loans during 2026 and 2025.

●	The increase in resident fees and services relates to operating revenue from facilities that we own and operate in our Operating segment utilizing a RIDEA structure. For the three months ended June 30, 2026, resident fees and services were generated by nine senior housing communities in our Operating segment. As the Company's initial RIDEA acquisitions occurred in the fourth quarter of 2025, there was no comparable revenue in the prior-year period.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended June 30, 2026 compared to the same period in 2025:

●	The increase in depreciation and amortization expense primarily relates to facility acquisitions and capital additions, partially offset by facility sales.
●	The decrease in interest expense primarily relates to (i) the repayment of $600 million of 5.25% senior notes in October 2025, (ii) the repayment of a $428.5 million term loan in the fourth quarter of 2025, (iii) the repayment of the $400 million of 4.50% senior notes in January 2025, (iv) the repayment of the £188.6 million mortgage loan in November 2025 and (v) the repayment of a $50.0 million term loan in April 2025. The overall decrease in interest expense was partially offset by (i) a net increase in the amortization of deferred financing fees and discounts as a result of the amortization of the fair value adjustment associated with our previous £188.6 million mortgage loan in the first quarter of 2025 and (ii) an increase in interest expense due to the issuance of $600 million of 5.20% senior unsecured notes in June 2025, the funding of the $300.0 million delayed draw term loan facility (the “2028 Term Loan”) in November 2025 and increased borrowings under our $2.0 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”) during 2026.
●	The increase in property-level expenses primarily relates to operating expenses from nine facilities that we own and operate in our Operating segment utilizing a RIDEA structure. As the Company’s initial RIDEA acquisitions occurred in the fourth quarter of 2025, there were no comparable operating expenses in the prior-year period.
●	The increase in general and administrative (“G&A”) expense primarily relates to incremental non-cash stock-based compensation expense of $14.7 million and $4.2 million of cash transition related expenses in the second quarter of 2026 related to the leadership transitions announced in the second quarter of 2026. See Note 14 – Stock-Based Compensation for additional information.
●	The increase in acquisition, merger and transition related expenses primarily relates to (i) non-capitalizable costs associated with acquiring a facility through foreclosure and (ii) transaction costs related to pending transactions.
●	The 2025 impairments were recognized in connection with three facilities. These impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.

Other Income (Expense)

The increase in total other income (expense) was primarily due to a $223.6 million increase in gain on assets sold related to the sale of 26 facilities in the second quarter of 2026 compared to the sale of seven facilities during the same period in 2025, partially offset by a $21.0 million increase in other expense – net primarily related to decreased interest income on short-term investments due to lower invested cash in the second quarter of 2026 compared to the same period in 2025 and losses associated with foreign currency and financial instruments in the second quarter of 2026 compared to the same period in 2025.

Income (Loss) from Unconsolidated Entities

The increase in income from unconsolidated entities was primarily related to our acquisitions of a 49.0% equity interest in Saber PropCo in the fourth quarter of 2025 and a 9.9% equity interest in Saber in the first quarter of 2026.

Six Months ended June 30, 2026 and 2025

Revenues

  The following is a description of certain of the changes in revenues for the six months ended June 30, 2026 compared to the same period in 2025:

●	The increase in rental income was primarily the result of (i) a $38.3 million increase related to facility acquisitions made throughout 2025 and 2026, lease extensions and other rent escalations, (ii) a $10.0 million lease inducement provided to a cash basis operator that was recorded as a reduction to rental income in the first quarter of 2025, (iii) a $7.8 million net increase in rental income from cash basis operators, primarily related to Maplewood, as a result of receiving higher cash rent payments period over period from these operators, (iv) a $6.3 million increase resulting from fewer straight-line receivable write-offs in the first half of 2026 compared to 2025 and (v) a $2.9 million increase related to higher rental income from our leases with operators in the U.K. primarily due to the strengthening of the British Pound Sterling against the U.S. Dollar, partially offset by a $0.1 million decrease related to the impact of facility transitions in 2026.
●	The increase in interest income was primarily due to (i) a $9.1 million increase related to new loans and additional fundings on existing loans made throughout 2025 and 2026, (ii) a $1.6 million increase related to loans on non-accrual status in which we have recognized higher interest income period over period as a result of receiving higher cash payments throughout 2025 and 2026 and (iii) a $1.4 million increase primarily related to a non-cash gain associated with the discount on a loan repaid early in the second quarter of 2026, partially offset by a $6.2 million decrease related to principal repayments on our loans during 2026 and 2025.
●	The increase in resident fees and services relates to operating revenue from facilities that we own and operate in our Operating segment utilizing a RIDEA structure. For the six months ended June 30, 2026, resident fees and services were generated by nine senior housing communities in our Operating segment. As the Company’s initial RIDEA acquisitions occurred in the fourth quarter of 2025, there was no comparable revenue in the prior-year period.

Expenses

The following is a description of certain of the changes in our expenses for the six months ended June 30, 2026 compared to the same period in 2025:

●	The increase in depreciation and amortization expense primarily relates to facility acquisitions and capital additions, partially offset by facility sales.
●	The decrease in interest expense primarily relates to (i) the repayment of $600 million of 5.25% senior notes in October 2025, (ii) the repayment of a $428.5 million term loan in the fourth quarter of 2025, (iii) the repayment of the $400 million of 4.50% senior notes in January 2025, (iv) the repayment of the £188.6 million mortgage loan in November 2025 and (v) the repayment of a $50.0 million term loan in April 2025. The overall decrease in interest expense was partially offset by (i) a net increase in the amortization of deferred financing fees and discounts as a result of the amortization of the fair value adjustment associated with our previous £188.6 million mortgage loan in the first quarter of 2025 and (ii) an increase in interest expense due to the issuance of $600 million of 5.20% senior unsecured notes in June 2025, the funding of the $300.0 million delayed draw term loan facility (the “2028 Term Loan”) in November 2025 and increased borrowings under our $2.0 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”) during 2026.

●	The increase in property-level expenses relates to operating expenses from nine facilities that we own and operate in our Operating segment utilizing a RIDEA structure. As the Company’s initial RIDEA acquisitions occurred in the fourth quarter of 2025, there were no comparable operating expenses in the prior-year period.
●	The increase in G&A expense primarily relates to (i) incremental non-cash stock-based compensation expense of $14.7 million and $4.2 million of cash transition related expenses in the second quarter of 2026 related to the leadership transitions announced in the second quarter of 2026, (ii) a $1.3 million increase in other payroll and benefits and (iii) a $1.3 million increase in professional service costs, partially offset by $6.6 million of incremental non-cash stock-based compensation expense and $2.2 million of incremental payroll expense related to the termination of our former Chief Operating Officer’s employment in the first quarter of 2025. See Note 14 – Stock-Based Compensation for additional information.
●	The increase in acquisition, merger and transition related expenses primarily relates to (i) non-capitalizable costs associated with acquiring a facility through foreclosure and (ii) transaction costs related to pending transactions.
●	The 2025 impairments were recognized in connection with four facilities and were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The change in (recovery) provision for credit losses primarily relates to (i) a net increase in aggregate specific recoveries recorded during the first half of 2026 compared to same period in 2025 and (ii) larger recoveries in the general reserve in the first half of 2026 compared to the same period in 2025 primarily resulting from decreases in loan balances and decreases in loss rates utilized in the estimate of credit losses for loans.

Other Income (Expense)

The increase in total other income (expense) was primarily due to a $216.6 million increase in gain on assets sold related to the sale of 30 facilities in the first half of 2026 compared to the sale of 34 facilities during the same period in 2025, partially offset by a $22.9 million increase in other expense  – net primarily related to decreased interest income on short-term investments due to lower invested cash in the first half of 2026 compared to the same period in 2025 and losses associated with foreign currency and financial instruments in the first half of 2026 compared to the same period in 2025.

Income Tax Expense

The increase in income tax expense was primarily due to an increase in our taxable income in the U.K. as a result of acquisitions in 2026 and 2025.

Income (Loss) from Unconsolidated Entities

The increase in income from unconsolidated entities was primarily related to our acquisitions of a 49.0% equity interest in Saber PropCo in the fourth quarter of 2025 and a 9.9% equity interest in Saber Healthcare Holdings, LLC in the first quarter of 2026.

Non-GAAP Measures

We use funds from operations (“Nareit FFO”) and net operating income (“NOI”), non-GAAP financial measures, as two of several criteria to measure the operating performance of our business.

Funds from Operations

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

The following table presents our Nareit FFO results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$379,668	$140,479	$538,244	$252,539
Deduct gain from real estate dispositions	(246,519)	(22,886)	(249,543)	(32,961)
	133,149	117,593	288,701	219,578
Elimination of non-cash items included in net income:
Depreciation and amortization	81,842	80,509	165,982	160,384
Depreciation – unconsolidated entities	8,972	1,156	18,384	1,839
Impairment on real estate properties	—	14,215	392	15,450
Nareit FFO	$223,963	$213,473	$473,459	$397,251

Net Operating Income

Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues less property level expenses. Property level expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to managers, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. NOI also includes the Company’s pro rata share of NOI from its unconsolidated entities. We utilize our share of NOI in assessing our performance as we have various unconsolidated entities that contribute to our performance. Our share of NOI should be considered only together with and as a supplement to, and not as a substitute for, our financial information presented in accordance with GAAP. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated entities, and the pro rata presentations of reconciling items included in NOI do not represent our legal claim to such items. The unconsolidated entities members or partners are entitled to profit or loss allocations and distributions of cash flows according to the entity agreements, which provide for such allocations generally according to their invested capital.

The following table presents our NOI results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$379,668	$140,479	$538,244	$252,539
Depreciation and amortization	81,842	80,509	165,982	160,384
Interest expense	48,116	52,897	97,871	105,177
General and administrative	41,997	23,318	67,584	54,860
Acquisition, merger and transition related costs	4,660	2,010	5,774	3,474
Impairment on real estate properties	—	14,215	392	15,450
(Recovery) provision for credit losses	(5,019)	(4,771)	(8,313)	321
Other expense (income) – net	7,215	(13,751)	6,139	(16,798)
Gain on assets sold – net	(246,519)	(22,886)	(249,543)	(32,961)
Income tax expense	4,618	4,528	9,724	8,139
Non-operating net loss from unconsolidated entities(1)	14,336	4,691	29,521	6,024
NOI	$330,914	$281,239	$663,375	$556,609

Triple-Net	$324,515	$280,932	$650,849	$554,811
Operating	5,382	—	10,983	—
Non-Segment/Corporate	1,017	307	1,543	1,798
Total NOI	$330,914	$281,239	$663,375	$556,609
(1)	Represents Omega’s share of non-operating loss from unconsolidated entities in which Omega holds a noncontrolling ownership interest. These losses primarily consist of depreciation and interest expenses.

The increase in NOI for the three and six months ended June 30, 2026, compared to the corresponding periods in 2025, was primarily driven by (i) higher rental income from the Triple-Net segment and (ii) the contribution of operating income from RIDEA properties in the Operating segment. As noted above, our initial RIDEA acquisitions occurred in the fourth quarter of 2025, so there were no comparable operating results in the prior-year periods.

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

Capital Structure

At June 30, 2026, we had total assets of $10.0 billion, total equity of $5.6 billion and total debt of $4.1 billion in our consolidated financial statements, with such debt representing 41.8% of total capitalization.

Debt

At June 30, 2026 and December 31, 2025, the weighted average annual interest rate of our debt was 4.2%. Additionally, as of June 30, 2026, 99.9% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated as cash flow hedges. As of June 30, 2026, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in our credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our Revolving Credit Facility and the 2028 Term Loan.

Our next senior unsecured note maturity is the $700.0 million of 4.50% senior unsecured notes that mature in April 2027. As of June 30, 2026, we had $39.0 million of cash and cash equivalents on our Consolidated Balance Sheets, $1.8 billion of potential common share issuances remaining under the ATM Program and $2.0 billion of availability under our Revolving Credit Facility. This combination of liquidity sources, along with cash from operating activities, provides us with the ability to repay our upcoming debt maturities.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2026 and December 31, 2025, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued $3.8 billion aggregate principal of senior notes outstanding at June 30, 2026 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal, premium and interest on all of our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of June 30, 2026, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At June 30, 2026, we had 299,111 thousand shares of common stock outstanding, and our shares had a market value of $14.3 billion. The following is a summary of activity under our equity programs during the three and six months ended June 30, 2026:

●	We issued 1.1 million and 3.3 million shares of common stock under our ATM Program for aggregate gross proceeds of $53.8 million and $160.5 million during the three and six months ended June 30, 2026, respectively. We did not utilize the forward provisions under the ATM Program. We have $1.8 billion of potential common share issuances remaining under the ATM Program as of June 30, 2026.

●	We issued 0.2 million and 0.2 million shares of common stock under the DRCSPP for aggregate gross proceeds of $8.1 million and $8.6 million during the three and six months ended June 30, 2026.

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

For the six months ended June 30, 2026, we paid dividends of $398.4 million to our common stockholders. On February 17, 2026, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 9, 2026. On May 15, 2026, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on May 4, 2026.

Material Cash Requirements

During the six months ended June 30, 2026, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

As of June 30, 2026, we had $163.2 million of commitments to fund the construction of new facilities, capital improvements and other commitments under lease agreements. Additionally, we have commitments to fund $67.0 million of advancements under existing real estate loans and $41.0 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

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

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $184.2 million as of June 30, 2026, an increase of $129.6 million as compared to the balance at December 31, 2025. The following is a summary of our sources and uses of cash flows for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$433,224	$421,217	$12,007
Investing activities	282,042	(444,286)	726,328
Financing activities	(584,820)	241,257	(826,077)

The following is a discussion of changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Operating Activities – The increase in net cash provided by operating activities is driven primarily by an increase of $52.4 million in net income, net of $233.3 million of non-cash items, primarily due to a year over year increase in rental income, interest income and resident fees and services as discussed in our material changes analysis under Results of Operations above. The increase was partially offset by a $40.4 million change in the net movements of the operating assets and liabilities.

Investing Activities – The increase in cash provided by investing activities primarily related to (i) a $376.7 million increase in proceeds from the sales of real estate investments, (ii) a $334.3 million decrease in real estate acquisitions, (iii) a $76.5 million increase in loan repayments, net of loan placements, as a result of more loans advanced in 2026 compared to 2025 partially offset by paydowns on loans in 2025 and 2026, (iv) a $28.1 million decrease in capital improvements to real estate investments and construction in progress, (v) a $5.2 million increase in distributions from unconsolidated entities in excess of earnings and (vi) a $5.0 million increase in receipts from insurance proceeds. The overall increase in cash provided by investing activities was partially offset by (i) a $95.9 million increase in investments in unconsolidated entities and (ii) a $3.7 million decrease in proceeds from derivative instruments.

Financing Activities – The increase in cash used in financing activities primarily related to (i) a $379.5 million increase in long-term borrowings repayments, net of proceeds received, (ii) a $351.5 million decrease in net proceeds from issuance of common stock as a result of decreased volume under our ATM Program and DRCSPP, (iii) an $80.2 million increase related to redemption of Omega OP Units, (iv) a $14.7 million increase in dividends paid primarily related to common stock issuances during 2025 and 2026 and (v) a $6.4 million increase in distributions to Omega OP Unit holders due to the issuance of Omega OP Units in exchange for a 49% equity interest in Saber PropCo in the fourth quarter of 2025. The overall increase in cash used in financing activities was partially offset by a $6.2 million decrease in finance related costs.

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

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. As of June 30, 2026, only our Revolving Credit Facility has a variable rate, when considering the impact of interest rate swaps that are designated as cash flow hedges for the 2028 Term Loan. During the six months ended June 30, 2026, we incurred interest expense of $8.2 million related to variable rate borrowings outstanding under our Revolving Credit Facility, after considering the impact of the interest rate swaps that are designated as cash flow hedges for the 2028 Term Loan. Assuming no changes in outstanding balances, and inclusive of the impact of interest rate swaps designated as cash flow hedges noted below, a hypothetical 1% increase in interest rates would result in a $1.8 million increase in our annual interest expense. A hypothetical 1% decrease in interest rates would result in a $1.7 million decrease in our annual interest expense.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at June 30, 2026 was approximately $3.6 billion, which includes our senior notes. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of long-term fixed-rate borrowings by approximately $120.8 million at June 30, 2026. A hypothetical 1% decrease in interest rates would result in an increase in the fair value of long-term fixed-rate borrowings by approximately $127.1 million at June 30, 2026.

At June 30, 2026, we have $300.0 million in notional value of interest rate swaps outstanding that are recorded at fair value in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets. The interest rate swaps hedge the interest rate risk associated with interest payments on the 2028 Term Loan.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the six months ended June 30, 2026, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $2.4 million.

To hedge a portion of our net investments in the U.K., at June 30, 2026, we have 11 foreign currency forward contracts with notional amounts totaling £258.0 million that mature between 2027 and 2031.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective at a reasonable assurance level as of June 30, 2026.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended June 30, 2026, we did not issue any shares of Omega common stock in exchange for Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

Issuer Purchases of Equity Securities

During the second quarter of 2026, we did not repurchase any shares of our outstanding common stock.

Item 5 – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter of 2026.

Item 6 – Exhibits

Exhibit No.
10.1

Transition Agreement and Release, dated as of May 19, 2026, among Omega Healthcare Investors, Inc., OHI Asset Management LLC and C. Taylor Pickett (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 21, 2026).+

10.2

Consulting Agreement, dated as of May 19, 2026, and effective as of October 2, 2026, between Omega Healthcare Investors, Inc. and C. Taylor Pickett (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 21, 2026).+

10.3

Transition Agreement and Release, dated as of May 19, 2026, among Omega Healthcare Investors, Inc., OHI Asset Management LLC and Robert O. Stephenson (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on May 21, 2026).+

10.4

Consulting Agreement, dated as of May 19, 2026, and effective as of August 2, 2026, between Omega Healthcare Investors, Inc. and Robert O. Stephenson (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on May 21, 2026).+

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
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: July 30, 2026	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: July 30, 2026	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer