Form 10-Q
period 2026-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2026-11-04
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, there were 304,327 thousand shares of common stock outstanding.

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Real estate assets
Buildings and improvements	$7,866,193	$7,901,652
Land	1,196,222	1,179,463
Furniture and equipment	542,504	539,775
Construction in progress	21,071	12,492
Total real estate assets	9,625,990	9,633,382
Less accumulated depreciation	(3,061,110)	(2,930,611)
Real estate assets – net	6,564,880	6,702,771
Real estate loans receivable – net	1,345,599	1,380,949
Investments in unconsolidated entities	494,764	414,127
Assets held for sale	1,297	4,000
Total real estate investments	8,406,540	8,501,847
Non-real estate loans receivable – net	254,537	330,322
Total investments	8,661,077	8,832,169

Cash and cash equivalents	195,897	27,024
Restricted cash	27,708	27,539
Contractual and other receivables – net	275,191	280,774
Goodwill	648,550	644,626
Other assets	312,850	236,927
Total assets	$10,121,273	$10,049,059

LIABILITIES AND EQUITY
Revolving credit facility	$—	$242,000
Senior notes and other unsecured borrowings – net	4,020,927	4,014,011
Accrued expenses and other liabilities	337,279	352,549
Total liabilities	4,358,206	4,608,560

Preferred stock $1.00 par value authorized – 20,000 shares, issued and outstanding – none	—	—
Common stock $0.10 par value authorized – 700,000 shares, issued and outstanding – 303,854 shares as of September 30, 2026 and 295,539 shares as of December 31, 2025	30,385	29,553
Additional paid-in capital	9,047,164	8,693,033
Cumulative net earnings	5,274,056	4,677,092
Cumulative dividends paid	(8,903,042)	(8,297,416)
Accumulated other comprehensive income	57,527	79,037
Total stockholders’ equity	5,506,090	5,181,299
Noncontrolling interest	256,977	259,200
Total equity	5,763,067	5,440,499
Total liabilities and equity	$10,121,273	$10,049,059

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Rental income	$256,985	$264,540	$794,088	$735,920
Interest income	41,852	44,811	133,763	130,924
Resident fees and services	30,756	—	51,400	—
Miscellaneous income	10,961	2,240	12,504	4,038
Total revenues	340,554	311,591	991,755	870,882

Expenses
Depreciation and amortization	82,033	82,114	248,015	242,498
Interest expense	44,539	58,115	142,410	163,292
Property-level expenses	29,937	4,019	55,577	11,616
General and administrative	39,556	23,262	107,140	78,122
Acquisition, merger and transition related costs	59,879	593	65,653	4,067
Impairment on real estate properties	11,355	1,144	11,747	16,594
Recovery for credit losses	(3,509)	(3,908)	(11,822)	(3,587)
Total expenses	263,790	165,339	618,720	512,602

Other income (expense)
Other income – net	9,085	16,835	2,946	33,633
Loss on debt extinguishment	—	(7)	—	(7)
(Loss) gain on assets sold – net	(434)	28,269	249,109	61,230
Total other income	8,651	45,097	252,055	94,856

Income before income tax expense and income (loss) from unconsolidated entities	85,415	191,349	625,090	453,136
Income tax expense	(2,836)	(4,483)	(12,560)	(12,622)
Income (loss) from unconsolidated entities	4,236	(1,910)	12,529	(3,019)
Net income	86,815	184,956	625,059	437,495
Net income attributable to noncontrolling interest	(3,723)	(5,237)	(28,095)	(12,145)
Net income available to common stockholders	$83,092	$179,719	$596,964	$425,350

Earnings per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.27	$0.60	$1.94	$1.41
Diluted:
Net income available to common stockholders	$0.27	$0.59	$1.92	$1.39

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$86,815	$184,956	$625,059	$437,495
Other comprehensive income (loss)
Foreign currency translation	663	(18,286)	(19,751)	65,289
Cash flow hedges	(1,273)	(2,155)	(2,865)	(9,476)
Total other comprehensive income (loss)	(610)	(20,441)	(22,616)	55,813
Comprehensive income	86,205	164,515	602,443	493,308
Comprehensive income attributable to noncontrolling interest	(3,696)	(4,644)	(26,989)	(13,723)
Comprehensive income attributable to common stockholders	$82,509	$159,871	$575,454	$479,585

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended September 30, 2026 and 2025

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at June 30, 2026	$29,911	$8,807,559	$5,190,964	$(8,696,011)	$58,110	$5,390,533	$251,760	$5,642,293
Stock related compensation	—	23,772	—	—	—	23,772	—	23,772
Issuance of common stock	474	233,708	—	—	—	234,182	—	234,182
Common dividends declared ($0.68 per share)	—	—	—	(207,031)	—	(207,031)	—	(207,031)
Issuance of Omega OP Units	—	(17,875)	—	—	—	(17,875)	17,875	—
Exchange and redemption of Omega OP Units	—	—	—	—	—	—	(5,374)	(5,374)
Omega OP Units distributions	—	—	—	—	—	—	(10,980)	(10,980)
Other comprehensive loss	—	—	—	—	(583)	(583)	(27)	(610)
Net income	—	—	83,092	—	—	83,092	3,723	86,815
Balance at September 30, 2026	$30,385	$9,047,164	$5,274,056	$(8,903,042)	$57,527	$5,506,090	$256,977	$5,763,067

Balance at June 30, 2025	$29,314	$8,430,299	$4,332,538	$(7,900,668)	$96,814	$4,988,297	$200,710	$5,189,007
Stock related compensation	—	9,349	—	—	—	9,349	—	9,349
Issuance of common stock	233	88,726	—	—	—	88,959	—	88,959
Common dividends declared ($0.67 per share)	—	—	—	(198,283)	—	(198,283)	—	(198,283)
Issuance of Omega OP Units	—	(14,128)	—	—	—	(14,128)	14,128	—
Exchange and redemption of Omega OP Units	5	2,058	—	—	—	2,063	(4,150)	(2,087)
Omega OP Units distributions	—	—	—	—	—	—	(7,395)	(7,395)
Other comprehensive loss	—	—	—	—	(19,848)	(19,848)	(593)	(20,441)
Net income	—	—	179,719	—	—	179,719	5,237	184,956
Balance at September 30, 2025	$29,552	$8,516,304	$4,512,257	$(8,098,951)	$76,966	$5,036,128	$207,937	$5,244,065

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2026 and 2025

Unaudited

(in thousands, except per share amounts)

					Accumulated
	Common	Additional	Cumulative	Cumulative	Other	Total
	Stock	Paid-in	Net	Dividends	Comprehensive	Stockholders’	Noncontrolling	Total
	Par Value	Capital	Earnings	Paid	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2025	$29,553	$8,693,033	$4,677,092	$(8,297,416)	$79,037	$5,181,299	$259,200	$5,440,499
Stock related compensation	—	57,965	—	—	—	57,965	—	57,965
Issuance of common stock	832	399,660	—	—	—	400,492	—	400,492
Common dividends declared ($2.02 per share)	—	—	—	(605,626)	—	(605,626)	—	(605,626)
Issuance of Omega OP Units	—	(103,494)	—	—	—	(103,494)	103,494	—
Exchange and redemption of Omega OP Units	—	—	—	—	—	—	(89,248)	(89,248)
Omega OP Units distributions	—	—	—	—	—	—	(43,458)	(43,458)
Other comprehensive loss	—	—	—	—	(21,510)	(21,510)	(1,106)	(22,616)
Net income	—	—	596,964	—	—	596,964	28,095	625,059
Balance at September 30, 2026	$30,385	$9,047,164	$5,274,056	$(8,903,042)	$57,527	$5,506,090	$256,977	$5,763,067

Balance at December 31, 2024	$27,912	$7,915,873	$4,086,907	$(7,516,750)	$22,731	$4,536,673	$194,166	$4,730,839
Stock related compensation	—	34,528	—	—	—	34,528	—	34,528
Issuance of common stock	1,634	605,176	—	—	—	606,810	—	606,810
Common dividends declared ($2.01 per share)	—	—	—	(582,201)	—	(582,201)	—	(582,201)
Issuance of Omega OP Units	—	(41,642)	—	—	—	(41,642)	41,642	—
Exchange and redemption of Omega OP Units	6	2,369	—	—	—	2,375	(8,143)	(5,768)
Omega OP Units distributions	—	—	—	—	—	—	(33,451)	(33,451)
Other comprehensive income	—	—	—	—	54,235	54,235	1,578	55,813
Net income	—	—	425,350	—	—	425,350	12,145	437,495
Balance at September 30, 2025	$29,552	$8,516,304	$4,512,257	$(8,098,951)	$76,966	$5,036,128	$207,937	$5,244,065

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$625,059	$437,495
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248,015	242,498
Impairment on real estate properties	11,747	16,594
Straight-line rent and other write-offs	25,822	27,537
(Recovery) provision for credit losses	(11,822)	(3,587)
Amortization of deferred financing costs and loss on debt extinguishment	10,212	3,458
Stock-based compensation expense	57,737	34,323
Gain on assets sold – net	(249,109)	(61,230)
Straight-line receivables	(35,062)	(36,944)
Interest paid-in-kind	(16,542)	(9,346)
Loss from unconsolidated entities	2,885	5,688
Other non-cash items	4,309	(10,534)
Change in operating assets and liabilities – net:
Contractual receivables	(569)	53
Other operating assets and liabilities	(48,435)	1,926
Net cash provided by operating activities	624,247	647,931
Cash flows from investing activities
Cash disbursed for acquisitions, net of cash acquired	(370,290)	(627,844)
Net proceeds from sale of real estate investments	559,642	264,061
Investments in construction in progress	(12,182)	(31,479)
Investment in loan receivables and other	(171,319)	(140,882)
Collection of loan principal	248,567	120,357
Investments in unconsolidated entities	(97,453)	(77,244)
Distributions from unconsolidated entities in excess of earnings	12,817	9,969
Capital improvements to real estate investments	(51,250)	(54,176)
Proceeds from foreign currency forward contracts	1,268	4,675
Receipts from insurance proceeds	6,115	4,478
Net cash provided by (used in) investing activities	125,915	(528,085)
Cash flows from financing activities
Proceeds from borrowings	1,133,000	670,708
Payments of borrowings	(1,375,000)	(528,496)
Payments of financing related costs	(333)	(25,600)
Net proceeds from issuance of common stock	400,492	606,810
Dividends paid	(605,398)	(581,996)
Redemption of Omega OP Units	(89,248)	(5,768)
Distributions to Omega OP Unit Holders	(43,458)	(33,451)
Net cash (used in) provided by financing activities	(579,945)	102,207
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,175)	4,216
Increase in cash, cash equivalents and restricted cash	169,042	226,269
Cash, cash equivalents and restricted cash at beginning of period	54,563	548,735
Cash, cash equivalents and restricted cash at end of period	$223,605	$775,004

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2026

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega”, the “Company”, “we”, “our” or “us”), invests in healthcare-related real estate properties located in the United States (“U.S.”), the United Kingdom (“U.K.”) and Canada. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), including care homes in the U.K., and to a lesser extent, independent living facilities (“ILFs”), rehabilitation and acute care facilities (“specialty facilities”) and continuing care retirement communities (“CCRCs”). Our core portfolio consists of our long-term “triple-net” leases and real estate loans with healthcare operating companies and affiliates (together with the managers of our Operating portfolio assets, our “operators”). Additionally, during the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”), whereby we own and operate healthcare facilities through third-party managers (collectively, our “managers”). In addition to our core investments, we make loans to operators and/or their principals. From time to time, we also acquire equity interests in joint ventures (“JVs”) or entities that support the long-term healthcare industry and our operators, which may include ancillary service or technology companies, and in operating companies.

Omega has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). Omega has exclusive control over Omega OP’s day-to-day management pursuant to the partnership agreement governing Omega OP. As of September 30, 2026, Parent owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 4% of the outstanding Omega OP Units. The number of Omega OP Units owned by Parent is equivalent to the number of outstanding common shares of beneficial interest in Parent. As of September 30, 2026 and December 31, 2025, there were 14,127,310 and 14,698,225 Omega OP Units outstanding, respectively, that were held by other investors.

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

For the three and nine months ended September 30, 2026 and 2025, property-level expenses include amounts previously presented in other financial statement line items. The Company began separately presenting property-level expenses in the second quarter of 2026 in connection with the adoption of two operating segments discussed below. For the three and nine months ended September 30, 2026, property-level expenses include (i) senior housing operating expenses of $25.6 million and $43.3 million, respectively, (ii) real estate taxes associated with facilities leased to operators of $3.9 million and $11.0 million, respectively and (iii) certain ground lease expenses that were previously presented in general and administrative expense of $0.4 million and $1.3 million, respectively. For the three and nine months ended September 30, 2025, property-level expenses include (i) real estate taxes associated with facilities leased to operators of $3.5 million and $10.1 million, respectively, and (ii) certain ground lease expenses that were previously presented in general and administrative expense of $0.5 million and $1.5 million, respectively.

Segments

As described above, we began utilizing the RIDEA structure in the fourth quarter of 2025 and expanded these activities during the first quarter of 2026 through additional senior housing acquisitions, investments in RIDEA-structured entities and other operating investments. In connection with this expansion, and to align with how our chief operating decision maker (“CODM”) reviews financial information and allocates resources, we established an operating portfolio (“Operating”) segment effective in the second quarter of 2026.

Accordingly, we conduct and manage our business as two operating segments and two reportable segments: our existing triple-net investments business (“Triple-Net”) segment, which represented our sole operating segment prior to the second quarter of 2026, and our Operating segment.

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

NOTE 2 – REAL ESTATE ASSETS

As of September 30, 2026, our leased real estate properties included 558 SNFs, 352 ALFs, 19 ILFs, 17 specialty facilities and one CCRC. The following table summarizes the Company’s rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Fixed income from operating leases	$252,800	$260,744	$782,394	$724,535
Variable income from operating leases	4,185	3,796	11,694	11,205
Interest income from direct financing leases	—	—	—	180
Total rental income	$256,985	$264,540	$794,088	$735,920

Our variable income from operating leases primarily represents the reimbursement by operators for real estate taxes that Omega pays directly.

Asset Acquisitions

The following table summarizes the asset acquisitions that occurred during the nine months ended September 30, 2026:

		Number of			Total Real Estate
		Facilities			Assets Acquired(1)
Period	Segment	SNF	ALF	Country/State	(in millions)
Q1	Operating	—	1	AL	$10.4
Q1	Triple-Net	13	—	GA	109.4	(2)
Q1	Triple-Net	—	1	U.K.	6.6
Q2	Triple-Net	2	—	IN	33.4	(3)
Q2	Operating	—	3	RI	43.5
Q2	Triple-Net	1	—	TX	7.8
Q2	Operating	—	1	TN	14.7	(4)
Q2	Triple-Net	—	1	U.K.	10.5
Q3	Triple-Net	6	—	TX	73.4
Q3	Triple-Net	—	6	U.K.	16.2
Q3	Operating	—	5	OR	77.7	(5)
Total		22	18		$403.6
(1)	Represents the acquisition cost that was allocated to our real estate assets on a relative fair value basis. This also represents the total cost of the acquisition unless specifically noted within the table, as the assets acquired in our acquisitions typically consist of only real estate assets. From time to time, we may have acquisitions in which additional assets and liabilities are assumed.
(2)	During the first quarter of 2026, we acquired 13 facilities using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (a “reverse 1031 exchange”). As of September 30, 2026, we completed the reverse 1031 exchange for all 13 of the acquired facilities.
(3)	Relates to two skilled nursing facilities that we acquired from SHH Holdings, LLC, an unconsolidated entity. See Note 9 – Investments in Unconsolidated Entities for additional discussion.
(4)	Includes $10.1 million of non-cash consideration, including the carrying value of our previously held minority equity method investment and the settlement of an outstanding mortgage loan with the acquired entity.
(5)	Includes $20.5 million of non-cash consideration related to the settlement of two real estate loans with the acquired entities. The Company allocated $2.9 million of the total consideration for the acquisition to other assets and $1.6 million to accrued expenses and other liabilities.

Business Combinations

During the third quarter of 2026, the Company acquired the operators of 30 of its U.K. care homes in two separate transactions for aggregate cash consideration of $48.0 million. The transactions included the operator of four care homes acquired in July 2026 and the operator of 26 additional care homes acquired in September 2026. Prior to the acquisitions, all 30 facilities were leased to the acquired operators under long-term lease arrangements. Contractual lease revenue recognized from these operators for the 30 care homes totaled approximately $17.3 million during the nine months ended September 30, 2026.

Concurrently with the acquisitions, the Company entered into management agreements to continue operating the facilities under RIDEA structures. The four care homes acquired in July continue to be managed by an affiliate of the acquired operator, while the 26 care homes acquired in September are managed by two third-party operators. As a result, the operations of these facilities are reported within the Company’s Operating segment.

The acquisitions resulted in the settlement of the Company’s preexisting lease arrangements with the acquired operators. In accordance with ASC 805, $47.7 million of the $48.0 million purchase price was accounted for separately from the business combinations as extinguishments of the preexisting leases and recorded within acquisition, merger and transition related costs. In connection with these transactions, the Company also recognized an $11.2 million write-off of straight-line rent receivables associated with those leases within acquisition, merger and transition related costs.

After giving effect to the separate accounting for the settlement of the preexisting lease relationships, cash consideration transferred for the acquired operators was approximately $0.3 million, subject to customary purchase price adjustments. Based on the Company’s preliminary purchase price allocations, the acquisitions resulted in goodwill of approximately $4.2 million. The preliminary purchase price allocations remain subject to adjustment as the Company finalizes its valuations of the assets acquired and liabilities assumed.

Construction in Progress and Capital Expenditure Investments

The following table summarizes the construction in progress and capital expenditure investments by segment that occurred during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Triple-Net segment	$28,114	$22,983	$61,904	$85,655
Operating segment	787	—	1,528	—
Total construction in progress and capital improvements	$28,901	$22,983	$63,432	$85,655

As of September 30, 2026, construction in progress included three projects consisting of the development of SNFs in Virginia, Florida and Kansas.

NOTE 3 – ASSETS HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

Periodically we sell facilities to reduce our exposure to certain operators, geographies and non-strategic assets or due to the exercise of a tenant purchase option.

The following is a summary of our assets held for sale:

	September 30,	December 31,
	2026	2025
Number of facilities held for sale(1)	1	N/A	(2)
Amount of assets held for sale (in thousands)(1)	$1,297	$4,000
(1)	All assets held for sale in the comparative periods relate to our Triple-Net segment.
(2)	Relates to a property adjacent to one of our existing facilities.

Asset Sales

During the nine months ended September 30, 2026, we sold 31 facilities (26 SNFs and five ALFs) in our Triple-Net segment for total consideration of $597.0 million, of which $37.4 million was in the form of seller financing. As a result of these sales, we recognized a net gain of $249.1 million for the period. Sales activity during the three months ended September 30, 2026 was not significant. Of the 31 facilities sold during the nine months ended September 30, 2026, 18 were located in Maryland and West Virginia, and related to assets previously leased to CommuniCare Health Services, Inc. (“CommuniCare”). Contractual rent related to these facilities for the first quarter of 2026, the last full quarter prior to their sale, was $9.2 million. The sale of these facilities in the second quarter generated $472.8 million in net cash proceeds ($479.9 million gross proceeds) and a gain of $231.7 million. In connection with the sale of the CommuniCare facilities discussed above, we received repayments on several real estate loans and non-real estate loans in the nine months ended September 30, 2026. See Note 5 – Real Estate Loans Receivable and Note 6 – Non-Real Estate Loans Receivable for additional information.

During the three and nine months ended September 30, 2025, we sold 11 facilities (ten SNFs and one ALF) and 45 facilities (42 SNFs and three ALFs) in our Triple-Net segment for $81.1 million and $264.1 million in net cash proceeds, respectively. As a result of these sales, we recognized a net gain of $28.2 million and $61.2 million, respectively.

Real Estate Impairments

During the three and nine months ended September 30, 2026, we recorded real estate impairments on one and two facilities of $11.3 million and $11.7 million, respectively, related to facilities in our Triple-Net segment.

During the three and nine months ended September 30, 2025, we recorded impairments on two and six facilities of $1.2 million and $16.6 million, respectively, related to facilities in our Triple-Net segment. Of the $16.6 million, $10.3 million related to four held for use facilities and $6.3 million related to two facilities that were classified as held for sale.

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

A summary of our net contractual and other receivables by type is as follows:

	September 30,	December 31,
	2026	2025

	(in thousands)
Contractual receivables – net	$10,292	$9,723
Straight-line receivables	264,899	271,051
Contractual and other receivables – net	$275,191	$280,774

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

We recorded straight-line receivable write-offs of zero and $2.4 million during the three and nine months ended September 30, 2026, respectively, as a result of placing operator leases on a cash basis of revenue recognition. We placed two and five operators on a cash basis of revenue recognition during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, 22 operators were on a cash basis of revenue recognition, representing 21.6% and 18.8% of our total revenues for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2025, we placed three operators on a cash basis of revenue recognition and recorded straight-line receivable write-offs of $15.5 million related to those operators.

During the three and nine months ended September 30, 2026, we recorded $5.7 million and $14.7 million, respectively, of straight-line rent receivable and lease inducement write-offs through rental income related to operator transitions and lease inducements funded to operators on a cash basis of accounting. During the nine months ended September 30, 2025, we recorded $12.1 million of straight-line rent receivable write-offs through rental income related to operator transitions and lease inducements funded to operators on a cash basis of accounting.

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

We recognized rental income of $17.4 million and $48.8 million related to the Maplewood Master Lease during the three and nine months ended September 30, 2026, respectively. The amount of unpaid contractual rent that was deferred, as allowable under the terms of the Maplewood Master Lease, was $2.2 million and $9.3 million, for the three and nine months ended September 30, 2026, respectively. Deferred rent bears interest at 5% per annum if outstanding longer than 18 months, which is reflected in rental income once received. As of September 30, 2026, the outstanding deferred rent balance is $58.8 million. We recognized rental income of $2.7 million and $10.3 million related to the Embassy Row Lease during the three and nine months ended September 30, 2026, respectively.

We recognized rental income of $15.3 million and $43.3 million related to the Maplewood Master Lease during the three and nine months ended September 30, 2025, respectively. The amount of unpaid contractual rent that was deferred pursuant to the terms of the Maplewood Master Lease, was $3.5 million and $12.5 million, for the three and nine months ended September 30, 2025, respectively. We recognized rental income of $3.3 million and $8.6 million related to the Embassy Row Lease during the three and nine months ended September 30, 2025, respectively.

As discussed further in Note 5 – Real Estate Loans Receivable, no interest income was recorded on the Maplewood Revolver during the three and nine months ended September 30, 2026 and 2025.

Genesis

In March 2025, Genesis Healthcare, Inc. (“Genesis”), an operator on a cash basis of rental revenue recognition, failed to make a rent payment due under its master lease agreement and interest payment due under one of its loan agreements. In July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code. During the bankruptcy proceedings, Genesis continued to operate the 31 facilities subject to Omega’s master lease agreement and made all required contractual rent payments. Omega also participated in debtor-in-possession (“DIP”) financing arrangements with Genesis, as further discussed in Note 6 – Non-Real Estate Loans Receivable.

In January 2026, the Bankruptcy Court approved the sale of Genesis’ assets to 101 W State Street Holdings, LLC (“WSSH”). In the third quarter of 2026, Genesis, the Official Committee of Unsecured Creditors and certain lenders and other parties entered into a settlement and plan support agreement that provided, among other things, for the resolution of the matters described in Note 18 – Commitments and Contingencies relating to the collateral supporting Omega’s term loans and certain payments received by Omega prior to the Genesis bankruptcy filing. On October 14, 2026, the court-approved sale closed, the Omega lease was assumed and assigned to affiliates of WSSH (“NewGen”), and monetary pre-petition defaults were cured by NewGen. On October 15, 2026, the remaining outstanding principal, interest and fees under Omega’s DIP loan was repaid in full. In October 2026, Omega’s secured term loan claims outstanding as of September 30, 2026, including principal, accrued interest (at the base rate) and other amounts due under the applicable loan documents, were paid.

We recognized rental income related to Genesis of $13.3 million and $39.9 million during the three and nine months ended September 30, 2026, respectively. In addition, we recognized $4.8 million and $17.7 million of interest income related to loans to Genesis during the three and nine months ended September 30, 2026, respectively.

We recognized rental income related to Genesis of $12.9 million and $38.2 million during the three and nine months ended September 30, 2025, respectively. Rental income for the nine months ended September 30, 2025 includes $4.2 million recognized from the application of letter of credit proceeds held as collateral. In addition, we recognized $4.3 million and $12.6 million of interest income related to loans with Genesis during the three and nine months ended September 30, 2025, respectively. Interest income for the nine months ended September 30, 2025 includes $0.1 million recognized from the application of letter of credit proceeds held as collateral.

NOTE 5 – REAL ESTATE LOANS RECEIVABLE

Real estate loans consist of mortgage notes and other real estate loans included in the Triple-Net segment which are primarily collateralized by a first, second or third mortgage lien or a leasehold mortgage on, or an assignment of the partnership interest in the related properties. As of September 30, 2026, our real estate loans receivable consist of 18 fixed rate mortgage notes on 88 operating long-term care facilities and 18 other real estate loans. The fixed rate mortgages are collateralized by 45 SNFs, 41 ALFs and two ILFs. The facilities subject to the mortgage notes are operated by 14 independent healthcare operating companies and are located in seven U.S. states and within the U.K. We monitor compliance with our real estate loans and, when necessary, have initiated collection, foreclosure and other proceedings with respect to certain outstanding real estate loans.

A summary of our real estate loans receivable by loan type is as follows:

	As of September 30, 2026
	Weighted	Weighted
	Average	Average Years		September 30,	December 31,
	Interest Rate	to Maturity		2026	2025

				(in thousands)
Mortgage notes receivable – gross	11.5%	3.4	(1)	$913,434	$931,616
Allowance for credit losses on mortgage notes receivable				(23,315)	(33,298)
Mortgage notes receivable – net				890,119	898,318
Other real estate loans – gross	8.5%	7.3	(2)	497,605	524,169
Allowance for credit losses on other real estate loans				(42,125)	(41,538)
Other real estate loans – net				455,480	482,631
Total real estate loans receivable – net				$1,345,599	$1,380,949
(1)	Consists of mortgage notes with maturity dates ranging from 2026 through 2037 (with $34.1 million maturing in 2026).
(2)	Consists of other real estate loans with maturity dates ranging from 2026 through 2037 (with $8.1 million maturing in 2026).

Interest income on real estate loans is included within interest income on the Consolidated Statements of Operations and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Mortgage notes – interest income	$26,641	$26,950	$77,132	$78,475
Other real estate loans – interest income	7,549	7,471	25,347	22,083
Total real estate loans interest income	$34,190	$34,421	$102,479	$100,558

In addition to the interest income on real estate loans noted above, during the third quarter of 2026, we recognized $10.9 million of residual profit participation income following the sale of the underlying real estate associated with one of our other real estate loan investments. This amount was recorded in miscellaneous income in our Consolidated Statements of Operations.

The following is a summary of advances and principal repayments under our real estate loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Advances on new real estate loans receivable(1)	$654	$8,064	$21,993	$53,715
Advances on existing real estate loans receivable	13,501	2,096	35,951	11,773
Principal repayments on real estate loans receivable(2)	(18,719)	(2,880)	(107,770)	(67,710)
Net cash advances (repayments) on real estate loans receivable	$(4,564)	$7,280	$(49,826)	$(2,222)
(1)	For the three and nine months ended September 30, 2026, consists of advances under one and two new real estate loans, respectively, that originated during 2026 with weighted average interest rates of 11.0% and 12.9%, respectively. For the three and nine months ended September 30, 2025, consists of advances under three and 17 new real estate loans, respectively, originated during 2025 with weighted average interest rates of 10.0% and 10.3%, respectively. Excludes two new mortgage loans issued in the second quarter of 2026 in connection with the sales of real estate assets. See Note 20 – Supplemental Disclosure to Consolidated Statements of Cash Flows.
(2)	For the nine months ended September 30, 2026, includes $68.9 million of early repayments on three real estate loans with CommuniCare with a weighted average interest rate of 11.5% in connection with the CommuniCare sales discussed in Note 3 – Assets Held for Sale, Dispositions and Impairments. Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Below is additional discussion on any significant new loans issued and significant updates to any existing loans.

Maplewood Revolving Credit Facility

No interest income was recorded on the Maplewood Revolver during the three and nine months ended September 30, 2026 and 2025, as the loan is on non-accrual status, and no cash payments were received in either period. After the Maplewood Revolver agreement was amended in December 2025, monthly interest can be paid-in-kind at Maplewood’s election. This change was applied retroactively, starting from January 1, 2023. As of September 30, 2026 and December 31, 2025, the amortized cost basis of the Maplewood Revolver was $263.6 million, which represents 18.7% and 18.1%, respectively, of the total amortized cost basis of all real estate loan receivables. As of September 30, 2026 and December 31, 2025, the outstanding principal due on the Maplewood Revolver was $341.5 million and $323.8 million, respectively.

Canadian Development Loan

On December 12, 2025, we entered into a loan agreement with a borrower to fund the development of several long-term care facilities in Canada. The maximum commitment under the loan agreement is $87.6 million Canadian dollars ($61.7 million USD), which will be funded in several advances as needed by the borrower. As of September 30, 2026, the outstanding principal due on the loan is $41.0 million Canadian dollars ($28.9 million USD). The loan bears interest at 10.0% per annum and has a maturity date of December 12, 2035. At Omega’s option, the loan is convertible into a 34.9% equity ownership interest in the borrower.

NOTE 6 – NON-REAL ESTATE LOANS RECEIVABLE

Our non-real estate loans included in the Triple-Net segment consist of fixed and variable rate loans to operators or principals. These loans may be either unsecured or secured by the collateral of the borrower, which may include the working capital of the borrower and/or personal guarantees. As of September 30, 2026, we had 34 loans with 24 different borrowers. A summary of our non-real estate loans by loan type is as follows:

	As of September 30, 2026
	Weighted	Weighted
	Average	Average Years		September 30,	December 31,
	Interest Rate	to Maturity		2026	2025

				(in thousands)
Working capital loans receivable	9.7%	0.7	(1)	$64,190	$55,010
Other loans receivable	10.1%	3.2	(2)	285,858	375,574
Non-real estate loans receivable – gross				350,048	430,584
Allowance for credit losses on non-real estate loans receivable				(95,511)	(100,262)
Total non-real estate loans receivable – net				$254,537	$330,322
(1)	Consists of revolving working capital loans receivable collateralized by the accounts receivable of the borrower with maturity dates ranging from 2026 to 2031 (with $27.9 million maturing in 2026). One outstanding note with a principal balance of $5.6 million is past due and has been reserved down to the estimated fair value of the underlying collateral of $4.6 million through our allowance for credit losses.
(2)	Consists of other loans receivable with maturity dates ranging from 2026 to 2037 (with $151.2 million maturing in 2026). One of the other notes outstanding with a principal balance of $6.4 million is past due and has been reserved down to the estimated fair value of the underlying collateral of zero through our allowance for credit losses.

For the three and nine months ended September 30, 2026, non-real estate loans generated interest income of $7.7 million and $31.3 million, respectively. For the three and nine months ended September 30, 2025, non-real estate loans generated interest income of $10.4 million and $30.4 million, respectively. Interest income on non-real estate loans is included within interest income on the Consolidated Statements of Operations.

The following is a summary of advances and principal repayments under our non-real estate loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Advances on new non-real estate loans receivable(1)	$3,122	$12,012	$32,852	$15,891
Advances on existing non-real estate loans receivable	6,142	5,107	19,355	29,689
Principal repayments on non-real estate loans receivable(2)	(19,171)	(15,542)	(136,327)	(44,140)
Net cash advances (repayments) on non-real estate loans receivable	$(9,907)	$1,577	$(84,120)	$1,440
(1)	For the three and nine months ended September 30, 2026, consists of advances under three and nine new non-real estate loans, respectively, that originated during 2026 with weighted average interest rates of 10.4% and 10.8%, respectively. For the three and nine months ended September 30, 2025, consists of advances under three and seven new non-real estate loans, respectively, that originated during 2025 with weighted average interest rates of 12.8% and 12.1%, respectively.
(2)	For the nine months ended September 30, 2026, includes $13.6 million of early repayments on two non-real estate loans with CommuniCare with a weighted average interest rate of 11.6% in connection with the CommuniCare sales discussed in Note 3 – Assets Held for Sale, Dispositions and Impairments. Excludes principal recoveries on loans written off in prior periods and cash recoveries related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding.

Below is additional discussion on any significant new loans issued and/or significant updates to any existing loans.

Genesis Non-Real Estate Loans

As discussed in Note 4 – Contractual and Other Receivables, in July 2025, Genesis commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code. Omega participated in DIP financings related to the Genesis bankruptcy and, as of September 30, 2026, had $6.8 million outstanding under a super-priority secured DIP facility. Omega also had two secured term loans with Genesis totaling $144.4 million in outstanding principal, inclusive of paid-in-kind interest, as of September 30, 2026. In October 2026, these balances were repaid (together with accrued interest) pursuant to the settlement and plan support agreement. See Note 4 – Contractual and Other Receivables for additional information.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

A rollforward of our allowance for credit losses for the nine months ended September 30, 2026 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2025	Provision (Recovery) for Credit Loss for the nine months ended September 30, 2026 (1)		Write-offs charged against allowance for the nine months ended September 30, 2026	Allowance for Credit Loss as of September 30, 2026
		(in thousands)
1	Real estate loan receivable	$214	$(214)		$—	$—
2	Real estate loans receivable	180	(128)		—	52
3	Real estate loans receivable	9,972	(3,027)		—	6,945
4	Real estate loans receivable	19,097	(1,981)		—	17,116
5	Real estate loans receivable	35,153	1,771		—	36,924
6	Real estate loans receivable	10,220	(912)		(4,905)	4,403
	Sub-total	74,836	(4,491)	(2)	(4,905)	65,440

2	Non-real estate loans receivable	39	(39)		—	—
3	Non-real estate loans receivable	1,042	(788)		—	254
4	Non-real estate loans receivable	906	(465)		—	441
5	Non-real estate loans receivable	41,128	(1,140)		—	39,988
6	Non-real estate loans receivable	57,147	(2,319)		—	54,828
	Sub-total	100,262	(4,751)	(2)	—	95,511

3	Unfunded real estate loan commitments	409	(98)		—	311
4	Unfunded real estate loan commitments	4,600	(2,208)		—	2,392
2	Unfunded non-real estate loan commitments	6	(6)		—	—
3	Unfunded non-real estate loan commitments	76	8		—	84
4	Unfunded non-real estate loan commitments	279	(133)		—	146
5	Unfunded non-real estate loan commitments	—	57		—	57
	Sub-total	5,370	(2,380)		—	2,990

	Total	$180,468	$(11,622)		$(4,905)	$163,941

(1)	The provision (recovery) amounts in the rollforward do not reflect $0.2 million of aggregate cash recoveries received during the nine months ended September 30, 2026 on loans that were previously written off.
(2)	These amounts include cash recoveries of $4.3 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method in which any payments received are applied directly against the principal balance outstanding. This amount also includes $5.7 million related to principal payments received on loans that were fully reserved.

A rollforward of our allowance for credit losses for the nine months ended September 30, 2025 is as follows:

Rating	Financial Statement Line Item	Allowance for Credit Loss as of December 31, 2024	Provision (Recovery) for Credit Loss for the nine months ended September 30, 2025 (1)		Write-offs charged against allowance for the nine months ended September 30, 2025		Other reductions to the allowance for the nine months ended September 30, 2025		Allowance for Credit Loss as of September 30, 2025
		(in thousands)
1	Real estate loans receivable	$312	$(69)		$—		$—		$243
2	Real estate loans receivable	492	(241)		—		—		251
3	Real estate loans receivable	10,991	(387)		—		—		10,604
4	Real estate loans receivable	22,528	(3,055)		—		—		19,473
5	Real estate loans receivable	25,476	4,396		—		—		29,872
6	Real estate loans receivable	11,450	(832)		—		—		10,618
	Sub-total	71,249	(188)	(2)	—		—		71,061

5	Investment in direct financing leases	1,605	—		—		(1,605)	(3)	—
	Sub-total	1,605	—		—		(1,605)		—

2	Non-real estate loans receivable	37	(16)		—		—		21
3	Non-real estate loans receivable	1,868	(624)		—		—		1,244
4	Non-real estate loans receivable	2,268	(1,195)		—		—		1,073
5	Non-real estate loans receivable	43,287	(1,415)		—		—		41,872
6	Non-real estate loans receivable	75,335	3,801		(21,509)	(4)	—		57,627
	Sub-total	122,795	551	(2)	(21,509)		—		101,837

2	Unfunded real estate loan commitments	1	(1)		—		—		—
3	Unfunded real estate loan commitments	461	(21)		—		—		440
4	Unfunded real estate loan commitments	40	110		—		—		150
5	Unfunded real estate loan commitments	1,767	(1,560)		—		—		207
2	Unfunded non-real estate loan commitments	13	(10)		—		—		3
3	Unfunded non-real estate loan commitments	183	(112)		—		—		71
4	Unfunded non-real estate loan commitments	433	(39)		—		—		394
6	Unfunded non-real estate loan commitments	65	(65)		—		—		—
	Sub-total	2,963	(1,698)		—		—		1,265

	Total	$198,612	$(1,335)		$(21,509)		$(1,605)		$174,163
(1)	The provision (recovery) amounts in the rollforward do not reflect $2.3 million of aggregate cash recoveries received during the nine months ended September 30, 2025 on loans that were previously written off.
(2)	The amount includes cash recoveries of $4.3 million related to interest payments received on loans that are written down to fair value and are being accounted for under the cost recovery method, in which any payments received are applied directly against the principal balance outstanding. This amount also includes $2.1 million related to principal payments received on loans that were fully reserved.
(3)	Represents the allowance for credit losses related to an investment in a direct financing lease that was reclassified to real estate assets in connection with the termination of the lease in the first quarter of 2025.
(4)	Amount reflects the write-off of the reserves associated with two loans to LaVie Care Centers, LLC (“LaVie”) (which were both previously fully reserved) that were discharged as part of the LaVie plan of reorganization effective as of June 1, 2025.

A summary of our amortized cost basis by year of origination and credit quality indicator is as follows:

Rating	Financial Statement Line Item	2026	2025	2024	2023	2022	2021	2020 & older	Revolving Loans	Balance as of September 30, 2026
		(in thousands)
2	Real estate loans receivable	$—	$—	$29,700	$—	$—	$—	$—	$—	$29,700
3	Real estate loans receivable	27,739	34,952	163,290	91,413	28,100	72,420	—	—	417,914
4	Real estate loans receivable	70,551	64,255	93,744	53,320	—	31,661	378,514	—	692,045
5	Real estate loans receivable	—	—	3,397	—	—	—	—	263,580	266,977
6	Real estate loans receivable	—	—	—	—	—	—	4,403	—	4,403
	Sub-total	98,290	99,207	290,131	144,733	28,100	104,081	382,917	263,580	1,411,039

3	Non-real estate loans receivable	6,776	—	2,417	10,500	11,487	—	—	12,539	43,719
4	Non-real estate loans receivable	—	3,014	4,411	—	—	—	—	47,433	54,858
5	Non-real estate loans receivable	4,572	—	6,000	—	—	—	180,422	5,648	196,642
6	Non-real estate loans receivable	—	—	6,386	1,500	24,457	—	22,486	—	54,829
	Sub-total	11,348	3,014	19,214	12,000	35,944	—	202,908	65,620	350,048

	Total	$109,638	$102,221	$309,345	$156,733	$64,044	$104,081	$585,825	$329,200	$1,761,087

	Year to date gross write-offs	$—	$—	$—	$—	$—	$—	$(4,905)	$—	$(4,905)

Interest Receivable on Real Estate Loans and Non-Real Estate Loans

We have elected the practical expedient to exclude interest receivable from our allowance for credit losses. As of September 30, 2026 and December 31, 2025, we have excluded $10.1 million and $9.7 million, respectively, of contractual interest receivables from our allowance for credit losses. We write off contractual interest receivables to provision for credit losses in the period we determine the interest is no longer considered collectible.

During the three and nine months ended September 30, 2026, we recognized $1.4 million and $4.0 million, respectively, of interest income related to loans on non-accrual status as of September 30, 2026. During the three and nine months ended September 30, 2025, we recognized $1.1 million and $2.0 million, respectively, of interest income related to loans on non-accrual status as of September 30, 2026.

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

Below is a summary of our assets, liabilities, collateral and maximum exposure to loss associated with these unconsolidated VIEs as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	(in thousands)
Assets
Real estate assets – net	$984,133	$1,010,790
Assets held for sale	—	4,000
Real estate loans receivable – net	644,151	600,543
Investments in unconsolidated entities	336,977	346,034
Non-real estate loans receivable – net	26,420	20,742
Contractual and other receivables – net	1,939	1,068
Other assets	731	—
Total assets	1,994,351	1,983,177

Liabilities
Accrued expenses and other liabilities	(36,245)	(40,579)
Total liabilities	(36,245)	(40,579)

Collateral
Personal guarantee	(8,000)	(8,000)
Other collateral	(1,249,954)	(1,270,795)
Total collateral	(1,257,954)	(1,278,795)

Maximum exposure to loss	$700,152	$663,803

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

The table below reflects our total revenues from the operators that are considered unconsolidated VIEs, following the date they were determined to be VIEs, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenue
Rental income	$29,005	$26,921	$85,116	$91,574
Interest income	11,574	8,449	31,258	23,017
Total	$40,579	$35,370	$116,374	$114,591

Consolidated VIEs

The Company consolidates Omega OP, a VIE in which the Company is considered the primary beneficiary. The Company, as general partner, has the power to direct the activities of Omega OP that most significantly affect Omega OP’s performance, and through its interest in Omega OP, has both the right to receive benefits from and the obligation to absorb losses of Omega OP.

Additionally, we own a partial equity interest in a JV that we have determined is a VIE. We have consolidated this VIE because we have concluded that we are the primary beneficiary of this VIE based on our ability to direct the activities that most significantly impact the JV’s economic performance and our rights to receive residual returns and obligation to absorb losses arising from the JV. Omega is not required to make any additional capital contributions to the JV. As of September 30, 2026 and December 31, 2025, this JV has $22.5 million and $23.2 million, respectively, of total assets, and $21.0 million and $20.9 million, respectively, of total liabilities, which are included in our Consolidated Balance Sheets.

NOTE 9 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Unconsolidated Entities

The following is a summary of our investments in unconsolidated entities (dollars in thousands):

					Carrying Amount
	Ownership		Facility	Facility	September 30,	December 31,
Entity/Description	% (1)	Segment	Type	Count (1)	2026	2025
SHH Holdings, LLC(2)	49%	Triple-Net	Various	71	$215,112	$222,161
Saber Healthcare Holdings, LLC	9.9%	Operating	N/A	N/A	91,153	—
In Substance Real Estate Investments(3)	N/A	Triple-Net	ALF	13	77,305	75,353
Lakeway Realty, L.L.C.	51%	Triple-Net	Specialty facility	1	63,091	64,699
Liberty JVs	49%	Operating	CCRC	1	40,432	42,754
Other Healthcare JVs(4)(5)	9% – 20%	Triple-Net	N/A	N/A	7,671	7,429
Other Real Estate JVs(4)(6)	20%	Triple-Net	SNF	5	—	1,731
					$494,764	$414,127
(1)	Ownership percentages and facility counts are as of September 30, 2026.
(2)	For the three and nine months ended September 30, 2026, we recognized income (inclusive of basis amortization) of $3.0 million and $6.8 million, respectively, and received distributions totaling $5.7 million and $13.8 million, respectively, from SHH Holdings, LLC.
(3)	Relates to mortgage loan agreements under which we are able to participate in the residual profits of the facilities, subject to the mortgage, upon a sale or refinancing. We evaluated the characteristics of these investments, including the associated risks and rewards, and have determined they are more similar to those associated with an investment in real estate than a loan. Arrangements with characteristics in line with real estate joint ventures are treated as in substance real estate investments and accounted for using the equity method. We have determined that these borrowers under the mortgage loans are VIEs but we have not consolidated the borrowers because we are not the primary beneficiary.
(4)	As of September 30, 2026 and December 31, 2025, we had an aggregate of $6.8 million and $22.0 million, respectively, of loans outstanding with these JVs.
(5)	As of September 30, 2026, includes seven JVs engaged in businesses that support the long-term healthcare industry and our triple-net operators.
(6)	As of September 30, 2026, includes one JV formed for the purpose of owning or providing financing for SNFs.

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

In connection with the dispositions discussed in Note 3 – Assets Held for Sale, Dispositions and Impairments, Omega sold a Virginia SNF previously leased to Ciena Healthcare Management, Inc. (“Ciena”) to Saber PropCo during the second quarter of 2026. During the second and third quarters of 2026, Saber PropCo acquired eight additional SNFs from Ciena. The total aggregate consideration for all nine facilities was $160.0 million. The nine facilities acquired by Saber PropCo were part of the broader transition of Ciena’s Laurels portfolio, which included the transfer of certain real estate interests to Saber PropCo and the transition of related facility operations and leases from Ciena to Saber (discussed below). These acquisitions were funded through a combination of operating cash and third-party debt. As of September 30, 2026, Saber PropCo owned 71 facilities leased to Saber under triple-net leases generating annual contractual rent of $83.1 million and had $584.4 million of mortgage debt outstanding with a weighted-average interest rate of 5.2%.

Saber Healthcare Holdings, LLC

On January 1, 2026, Omega acquired a 9.9% equity interest in Saber for $92.8 million in cash, including transaction fees. Under the Saber operating agreement, Omega is entitled to minimum quarterly cash distributions reflecting an annualized 8% yield on its investment.

During the second quarter of 2026, Omega transitioned 18 facilities in Ciena’s Laurels portfolio from its master lease with Ciena to its master lease with Saber, increasing the total number of facilities under our master lease with Saber to 69 facilities. One additional facility in the Laurels portfolio was transitioned to another existing operator during the second quarter of 2026. Omega’s total revenue from leases and loan agreements with Saber was $61.3 million and $49.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, Saber also operates and leases 71 facilities held by Saber PropCo, a property holding company JV in which Omega owns a 49% equity interest. For the three and nine months ended September 30, 2026, we recognized income (inclusive of basis amortization) from this investment of $(0.2) million and $2.0 million, respectively, and received cash distributions totaling $1.8 million and $3.7 million, respectively.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following is a summary of our goodwill as of September 30, 2026 and December 31, 2025 (in thousands):

	Triple-Net	Operating	Total
Balance as of December 31, 2025	$644,626	$—	$644,626
Goodwill acquired	—	4,179	4,179
Goodwill reallocation	(6,454)	6,454	—
Foreign currency translation	(168)	(87)	(255)
Balance as of September 30, 2026	$638,004	$10,546	$648,550

Prior to the second quarter of 2026, Omega operated as a single reportable segment and maintained one reporting unit for purposes of its goodwill impairment assessment. As discussed in Note 21 – Segments, during the second quarter of 2026, the Company reorganized its internal reporting structure and identified two reportable segments: Triple-Net and Operating. As a result, the Company reassessed its reporting unit structure and determined that its previously single reporting unit should be split into two reporting units corresponding to the newly identified segments. In connection with this process, the Company reallocated its goodwill balance of $644.4 million as of April 1, 2026, to the two reporting units using a relative fair value approach.

In accordance with ASC 350, the Company performed a goodwill impairment assessment immediately before the reallocation at the original reporting unit level and immediately after the reallocation at each of the new reporting unit levels. The Company concluded that goodwill was not impaired under either assessment.

During the third quarter of 2026, the Company recorded approximately £3.1 million of goodwill related to its acquisitions of the operators of 30 care homes in the U.K., as described in Note 2 – Real Estate Assets. The goodwill was assigned to the Company’s Operating segment and remains subject to adjustment as the preliminary purchase price allocations are finalized.

The following is a summary of our intangible assets and liabilities as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	(in thousands)
Assets:
Above market leases	$33,599	$33,977
Accumulated amortization	(8,939)	(6,816)
Net above market leases	$24,660	$27,161

Liabilities:
Below market leases	$33,014	$33,014
Accumulated amortization	(27,205)	(26,570)
Net below market leases	$5,809	$6,444

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

For the three and nine months ended September 30, 2026, our net amortization expense related to intangibles was $0.6 million and $1.6 million, respectively. For the three and nine months ended September 30, 2025, our net amortization expense related to intangibles was $0.5 million and $1.3 million, respectively. The estimated net amortization expense related to these intangibles for the remainder of 2026 and the next four years is as follows: remainder of 2026 – $0.5 million; 2027 – $2.1 million; 2028 – $2.1 million; 2029 – $2.1 million and 2030 – $2.2 million. As of September 30, 2026, the weighted average remaining amortization period of above market lease assets is nine years and below market lease liabilities is eight years.

NOTE 11 – CONCENTRATION OF RISK

As of September 30, 2026, our real estate investment portfolio comprised 1,036 operating healthcare facilities, including fee simple wholly owned facilities that are held for investment or sale, facilities that are collateral under our mortgage loans and facilities within consolidated JVs. These healthcare facilities are located in 41 states, Washington, D.C., the U.K. and Jersey, and are operated or managed by 93 third-party operators or managers. At September 30, 2026, 98% of our real estate investments related to long-term healthcare facilities.

Revenue Concentration

During the three and nine months ended September 30, 2026, we had no operators with total revenues that exceeded 10% of our total revenues. During the nine months ended September 30, 2025, we had one operator with total revenues that exceeded 10% of our total revenues: CommuniCare. CommuniCare generated 5.0% and 7.4% of our total revenues for the three and nine months ended September 30, 2026, respectively, and 9.9% and 10.6% of our total revenues for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, CommuniCare represented 4.0% of our total investments (before accumulated depreciation and allowances).

As of September 30, 2026, we had total investments (before accumulated depreciation and allowances) with two operators that approximated or exceeded 10% of our total investments: Maplewood (11.5%) and Saber (10.5%). As of December 31, 2025, we had total investments (before accumulated depreciation and allowances) with one operator that approximated or exceeded 10% of our total investments: Maplewood (11.3%). Maplewood generated 6.6% of our total revenues for the three and nine months ended September 30, 2026, and 6.7% and 6.6% of our total revenues for the three and nine months ended September 30, 2025, respectively. Saber generated 7.2% and 6.2% of our total revenues for the three and nine months ended September 30, 2026, respectively, and 5.2% and 5.6% of our total revenues for the three and nine months ended September 30, 2025, respectively.

Geographic Concentration

As of September 30, 2026, the three geographic locations in which we had our highest concentration of real estate assets and mortgages (before accumulated depreciation and allowances) were the U.K. (17.6%), Texas (9.2%) and Indiana (6.3%).

NOTE 12 – STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of our declared cash dividends on common stock:

Record Date	Payment Date	Dividend per Common Share
February 9, 2026	February 17, 2026	$0.67
May 4, 2026	May 15, 2026	0.67
August 3, 2026	August 14, 2026	0.68
November 5, 2026	November 16, 2026	0.68

Dividend Reinvestment and Common Stock Purchase Plan

The following is a summary of the shares issued under the Dividend Reinvestment and Common Stock Purchase Plan for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Period Ended	Shares issued	Gross Proceeds
Three Months Ended	September 30, 2025	2,116	$80,556
Three Months Ended	September 30, 2026	4,451	220,470
Nine Months Ended	September 30, 2025	8,771	330,749
Nine Months Ended	September 30, 2026	4,633	229,032

At-The-Market Offering Programs

The following is a summary of the shares issued under our former $1.25 billion 2024 At-The-Market Offering Program and our current $2.0 billion 2025 At-The-Market Offering Program (collectively, the “ATM Program”) for the three and nine months ended September 30, 2026 and 2025 (in thousands except average price per share):

			Average Net Price
	Period Ended	Shares issued	Per Share(1)	Gross Proceeds	Net Proceeds
Three Months Ended	September 30, 2025	208	$40.02	$8,566	$8,336
Three Months Ended	September 30, 2026	290	47.02	13,879	13,634
Nine Months Ended	September 30, 2025	7,493	37.05	280,887	277,632
Nine Months Ended	September 30, 2026	3,633	47.45	174,406	172,371
(1)	Represents the average price per share after issuance costs.

Noncontrolling Interest

During the three and nine months ended September 30, 2026, we redeemed 111,000 and 1,904,882 of Omega OP units for cash of $5.3 million and $89.2 million, respectively. Omega OP Units (other than the Omega OP Units owned by Omega) are redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to Omega’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in Omega OP’s partnership agreement.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of our accumulated other comprehensive income (loss), net of tax, as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	(in thousands)
Foreign currency translation	$(1,072)	$20,353
Derivative instruments designated as cash flow hedges	64,051	66,916
Derivative instruments designated as net investment hedges	(5,120)	(6,794)
Total accumulated other comprehensive income before noncontrolling interest	57,859	80,475
Add: portion included in noncontrolling interest	(332)	(1,438)
Total accumulated other comprehensive income for Omega	$57,527	$79,037

During the three and nine months ended September 30, 2026, we reclassified $2.1 million and $6.2 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges. During the three and nine months ended September 30, 2025, we reclassified $2.6 million and $5.4 million, respectively, of realized gains out of accumulated other comprehensive income into interest expense on our Consolidated Statements of Operations associated with our cash flow hedges.

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

The following is a summary of our provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Federal income tax (benefit) expense	$(8)	$16	$(966)	$146
State and local income tax expense	176	152	593	463
Foreign tax expense	2,668	4,315	12,933	12,013
Total income tax expense (1)	$2,836	$4,483	$12,560	$12,622
(1)	The above amounts do not include gross income receipts or franchise taxes payable to certain states and municipalities.

The income tax expense for both the three and nine months ended September 30, 2026 and 2025 was primarily due to income from foreign jurisdictions that is subject to foreign income taxes and withholding taxes.

As of September 30, 2026 and December 31, 2025, deferred tax assets totaled $22.2 million and $22.5 million, respectively, and deferred tax liabilities totaled zero. Our deferred tax assets relate primarily to loss carryforwards.

NOTE 14 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Stock-based compensation expense	$23,694	$9,277	$57,737	$34,323

Stock-based compensation expense for the nine months ended September 30, 2026 and 2025 reflects the impact of modifications to certain stock awards in connection with leadership transitions of members of executive management as discussed in the “Leadership Transitions” section below. Stock-based compensation expense is included within general and administrative expenses on our Consolidated Statements of Operations.

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

In connection with these arrangements and related modifications to equity awards, the Company incurred incremental non-cash stock-based compensation expense of $31.8 million and $5.7 million of cash transition related expenses. We recognized incremental non-cash stock-based compensation expense of $14.7 million and $4.2 million of cash transition related expenses in the second quarter of 2026, which are reflected within general and administrative expense within the consolidated statements of operations. In addition, we also recognized an additional $17.1 million of incremental non-cash stock-based compensation expense and $1.6 million of cash transition related expenses in the third quarter of 2026 related to these agreements.

In addition, during the three months ended March 31, 2025, the Company recognized $6.6 million of incremental non-cash stock-based compensation expense related to the departure of Daniel J. Booth, our former Chief Operating Officer, and modifications to his equity awards. General and administrative expenses also included a $2.2 million accrual for transition payments payable to Mr. Booth over the 24-month period following January 2, 2025, the effective date of his termination of employment, as well as other costs incurred related to the transition.

NOTE 15 – BORROWING ACTIVITIES AND ARRANGEMENTS

The following is a summary of our borrowings:

		Annual
		Interest Rate
		as of
		September 30,	September 30,	December 31,
	Maturity	2026	2026	2025

			(in thousands)
Unsecured borrowings:
Revolving Credit Facility(1)	2029	SOFR + 1.05%	$—	$242,000
			—	242,000
Senior notes and other unsecured borrowings:
2027 notes(1)	2027	4.50%	700,000	700,000
2028 notes(1)	2028	4.75%	550,000	550,000
2029 notes(1)	2029	3.63%	500,000	500,000
2030 notes(1)	2030	5.20%	600,000	600,000
2031 notes(1)	2031	3.38%	700,000	700,000
2033 notes(1)	2033	3.25%	700,000	700,000
2028 Term Loan(1)(2)	2028	5.22%	300,000	300,000
Deferred financing costs – net			(14,085)	(17,451)
Discount – net			(14,988)	(18,538)
Total senior notes and other unsecured borrowings – net			4,020,927	4,014,011

Total unsecured borrowings – net(3)(4)			$4,020,927	$4,256,011
(1)	Guaranteed by Omega OP.
(2)	Reflects the impact of interest rate swaps on the 2028 Term Loan which effectively fix the Secured Overnight Financing Rate (“SOFR”)-based portion of the interest rate at 4.019%.
(3)	All borrowings are direct borrowings of Parent unless otherwise noted.
(4)	Certain of our other unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2026 and December 31, 2025, we were in compliance with all applicable covenants for our borrowings.

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

Derivatives Designated as Hedging Instruments

As of September 30, 2026, we have nine interest rate swaps with $300.0 million in notional value. The swaps are designated as cash flow hedges of interest payments on one variable interest loan. Additionally, we have 11 foreign currency forward contracts with £258.0 million in notional value issued at a weighted average GBP-USD forward rate of 1.2899 that are designated as net investment hedges.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to reduce the effects of currency exchange rate fluctuations between the USD, our reporting currency, and GBP. These derivative contracts generally mature within one year and are not designated as hedge instruments for accounting purposes.

In the third quarter of 2025, Omega entered into six GBP/USD currency forward contracts with notional amounts totaling £108.0 million and a weighted average GBP-USD rate of 1.3600, each of which matures between October 2, 2025 and January 5, 2027. In the second quarter of 2026, the Company entered into two GBP/USD currency forward contracts totaling £350.0 million of notional value at a weighted average rate of 1.3257 that mature on October 30, 2026. In addition, in the third quarter of 2026, the Company entered into 10 GBP/USD currency forward contracts totaling £106.0 million of notional value at a weighted average rate of 1.3549 that mature between October 2, 2026 and January 4, 2028. For the three and nine months ended September 30, 2026, we recognized fair value gains of $2.4 million and $3.2 million, respectively, related to these forward contracts that are recorded within other income – net in the Consolidated Statements of Operations. As of September 30, 2026, we have 14 GBP/USD currency forward contracts remaining with notional amounts totaling £483.0 million and a weighted average GBP-USD rate of 1.3341, each of which matures between October 2, 2026 and January 4, 2028.

The location and fair value of Omega’s derivative instruments at the respective balance sheet dates were as follows:

	September 30,	December 31,
	2026	2025

	(in thousands)
Cash flow hedges:
Other assets	$812	$—
Accrued expenses and other liabilities	$—	$3,402

Net investment hedges:
Accrued expenses and other liabilities	$8,583	$10,258

Derivative instruments not designated:
Other assets	$4,262	$1,729
Accrued expenses and other liabilities	$583	$—

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

As of September 30, 2026 and December 31, 2025, the net carrying amounts and fair values of our other financial instruments were as follows:

	September 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)
Assets:
Real estate loans receivable – net	$1,345,599	$1,370,173	$1,380,949	$1,412,106
Non-real estate loans receivable – net	254,537	262,792	330,322	331,970
Total	$1,600,136	$1,632,965	$1,711,271	$1,744,076
Liabilities:
Revolving Credit Facility	$—	$—	$242,000	$242,000
2028 Term Loan	298,601	300,000	298,118	300,000
4.50% notes due 2027 – net	699,329	698,481	698,231	702,303
4.75% notes due 2028 – net	548,698	544,214	547,941	554,307
3.63% notes due 2029 – net	496,423	468,940	495,517	484,105
5.20% notes due 2030 – net	591,831	583,548	590,190	610,608
3.38% notes due 2031 – net	692,094	628,593	690,752	653,527
3.25% notes due 2033 – net	693,951	589,946	693,262	622,272
Total	$4,020,927	$3,813,722	$4,256,011	$4,169,122

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

In January 2023, the Gulf Coast Debt Holders served a lawsuit against the Omega Gulf Coast Obligor in the Superior Court of the State of Delaware, asserting claims for (i) breach of the instruments evidencing the Subordinated Debt, (ii) declaratory judgment and (iii) unjust enrichment, all claims that are factually based on the claims that were the subject of the Omega Gulf Coast Obligor’s lawsuit in Maryland. In July 2023, the Delaware court stayed the proceeding pending further developments in the above-referenced Maryland litigation. In July 2025, the Delaware state court requested that Omega file an answer to the lawsuit by August 19, 2025, while allowing the stay to remain in place, subject to further orders of the Delaware court. Omega timely filed its answer and affirmative defenses, denying the claims and relief sought by the Gulf Coast Debt Holders in the Delaware state court.

Upon the denial of the appeal of the Maryland suit, the parties in the Delaware suit agreed to submit the dispute to the Delaware court on cross-dispositive motions. Briefing on the cross-dispositive motions was completed August 12, 2026, and a hearing on the dispute is scheduled for November 16, 2026 in the Delaware court. While Omega believes the Omega Gulf Coast Obligor is entitled to enforcement of the offset rights that are the subject of these actions, Omega cannot predict the ultimate outcome of the litigation.

Genesis Bankruptcy - Claim of Statutory Unsecured Claimants’ Committee

On December 4, 2025, the Genesis Statutory Unsecured Claimants’ Committee (“UCC”) filed its (a) Motion for Leave, Standing, And Authority To Prosecute Certain Claims On Behalf Of The Debtors’ Estates And For Related Relief which attached a proposed complaint against a subsidiary of the Company, and (b) Preliminary Objection To Determine The Secured Status Of Prepetition Term Loan Claims. Both the proposed complaint and Preliminary Objection seek a determination that the Prepetition Term Loan(s) under which our subsidiary is a co-lender is, in part, unsecured. The proposed complaint also alleges a preference action against the agent under the Prepetition Term Loan(s) in respect of payments made to such agent within the ninety (90) days of the Genesis bankruptcy filing (the “Petition Date”), certain of which payments were disbursed to our subsidiary. Finally, the proposed complaint alleges a preference action against other subsidiaries of the Company, in respect of lease payments made to such subsidiaries under a master lease with Genesis within ninety (90) days of the Petition Date. In January 2026, the Bankruptcy Court approved an unopposed stipulation entered into by the UCC and the Debtors, under which the Bankruptcy Court’s consideration of the motion shall be continued to the date of an order confirming a Chapter 11 plan in accordance with Section 1129 of the Bankruptcy Code, whereupon the motion will be granted. On or about October 14, 2026, the Bankruptcy Court confirmed the Debtors’ plan of reorganization (the “Plan”), which incorporated a settlement of, among other things, the claims referenced above, and also provides the Company with a full release by the Debtors’ estate of any estate claims. Given that all objections to the Plan were resolved or withdrawn, the order confirming the Plan is not expected to be appealed.

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

Indemnification Agreements

In connection with certain facility transitions, we have agreed to indemnify certain operators in certain events. As of September 30, 2026, our maximum funding commitment under these indemnification agreements was $15.7 million. Claims under these indemnification agreements generally may be made within 18 months to 72 months of the transition date. These indemnification agreements were provided to certain operators in connection with facility transitions and generally would be applicable if the prior operators do not perform under their transition agreements.

Commitments

We have committed to fund the construction of new leased and mortgaged facilities, capital improvements and other funding obligations. We expect the funding of these commitments to be completed over the next several years. Our remaining commitments at September 30, 2026 are outlined in the table below (in thousands):

Lessor construction and capital commitments under lease agreements	$132,125
Non-real estate loan commitments	39,059
Real estate loan commitments	64,400
Total remaining commitments (1)	$235,584
(1)	Includes finance costs.

NOTE 19 – EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Numerator:
Net income	$86,815	$184,956	$625,059	$437,495
Less: adjustments to basic numerator(1)	(5,507)	(7,088)	(43,206)	(29,279)
Net income available to common stockholders – basic	$81,308	$177,868	$581,853	$408,216
Add: net income attributable to OP Units	3,817	5,342	27,837	12,104
Net income available to common stockholders – diluted	$85,125	$183,210	$609,690	$420,320
Denominator:
Denominator for basic earnings per share	303,877	295,827	299,949	290,057
Effect of dilutive securities:
Common stock equivalents	2,987	3,485	3,138	3,561
Noncontrolling interest – Omega OP Units	14,150	8,861	14,398	8,547
Denominator for diluted earnings per share	321,014	308,173	317,485	302,165

Earnings per share – basic:
Net income available to common stockholders	$0.27	$0.60	$1.94	$1.41
Earnings per share – diluted:
Net income available to common stockholders	$0.27	$0.59	$1.92	$1.39
(1)	Includes adjustments to remove income related to non-controlling interests and participating shares including time-based and performance-based PIUs and time-based and performance-based RSUs.

NOTE 20 – SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$195,897	$737,186
Restricted cash	27,708	37,818
Cash, cash equivalents and restricted cash at end of period	$223,605	$775,004

Supplemental information:
Interest paid during the period, net of amounts capitalized	$153,758	$166,739
Taxes paid during the period	$21,176	$4,520

Non-cash investing activities:
Non-cash acquisition of real estate	$(32,082)	$(10,081)
Non-cash proceeds from sale of real estate investments	$37,400	$—
Non-cash collection of real estate loan receivable principal	$32,082	$10,081
Non-cash investment in real estate loans receivable	$(37,400)	$—

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

In connection with this change in segment structure, the CODM also revised the segment profit measure and significant expense measures used to evaluate the business. Under the prior single-segment structure, the CODM primarily evaluated performance based on net income. With the two-segment structure, Net Operating Income (“NOI”) is the primary measure used by the CODM to evaluate segment performance, as it better reflects property-level operating performance across both segments and excludes the impact of corporate-level financing and other non-operating items included in net income. Under the prior single-operating segment structure, interest expense was identified as the most significant segment expense because of its significance within a business model centered on deploying capital into long-term contractual financing arrangements. Upon transitioning to two segments and adopting NOI as the segment profit measure, property-level expenses represent the significant expense category included in the NOI measure and most regularly reviewed by the CODM to assess segment performance.

As discussed in Note 14 – Stock-Based Compensation, effective October 1, 2026, the Company appointed Matthew P. Gourmand to serve as President and Chief Executive Officer. Consistent with the prior leadership structure, the Chief Executive Officer continues to serve as the Company’s CODM. The appointment of Mr. Gourmand did not result in any changes to the Company’s operating segments, reportable segments, segment profit measure, significant segment expense categories, or the manner in which the CODM evaluates performance and allocates resources.

The Company defines NOI as total revenues less property-level expenses for consolidated and unconsolidated entities. For unconsolidated entities, NOI reflects the Company’s proportionate share of the unconsolidated entities’ NOI rather than GAAP income (loss) from unconsolidated entities, as this provides a consistent basis for evaluating investments regardless of ownership structure. The difference between proportionate NOI and GAAP income (loss) from unconsolidated entities is included as a reconciling item below. NOI is a non-GAAP measure and is reconciled to net income below.

Prior period information for the comparable periods has been recast below to reflect the changes to the Company’s segments, segment profit measure, and significant segment expenses.

The following table summarizes information for the reportable segments for the three months ended September 30, 2026:

	Three Months Ended September 30, 2026
			Non-Segment/
	Triple-Net	Operating	Corporate(1)	Total
	(in thousands)
Revenues
Rental income	$256,985	$—	$—	$256,985
Interest income	41,852	—	—	41,852
Resident fees and services	—	30,756	—	30,756
Miscellaneous income	10,881	—	80	10,961
Total revenues	309,718	30,756	80	340,554

Property-level expenses	(4,366)	(25,571)	—	(29,937)
Net operating income from unconsolidated entities	16,504	4,564	—	21,068
Net operating income	321,856	9,749	80	331,685

Depreciation and amortization				(82,033)
Interest expense				(44,539)
General and administrative				(39,556)
Acquisition, merger and transition related costs				(59,879)
Impairment on real estate properties				(11,355)
Recovery for credit losses				3,509
Other income - net				9,085
Loss on assets sold - net				(434)
Income tax expense				(2,836)
Non-operating net loss from unconsolidated entities(2)				(16,832)
Net income				$86,815
(1)	Represents items not allocated to either reportable segment. Presented for reconciliation purposes only.
(2)	Represents Omega’s share of non-operating losses from unconsolidated entities in which Omega holds a noncontrolling ownership interest. These losses primarily consist of depreciation and interest expenses. Income from unconsolidated entities reported on the Consolidated Statements of Operations is comprised of Net operating income from unconsolidated entities and Non-operating net loss from unconsolidated entities presented above.

The following table summarizes significant expense categories by segment for the three months ended September 30, 2026:

	Three Months Ended September 30, 2026
			Non-Segment/
	Triple-Net	Operating	Corporate	Total
	(in thousands)
Compensation	$—	$17,201	$—	$17,201
Utilities	—	1,082	—	1,082
Food	—	1,213	—	1,213
Repairs and maintenance	—	783	—	783
Property taxes	3,938	495	—	4,433
Other segment expenses(1)	428	4,797	—	5,225
Total property-level expenses(2)	$4,366	$25,571	$—	$29,937
(1)	Other segment expenses for our Operating segment include management fees, insurance expense, marketing, supplies and other miscellaneous expenses. Triple-Net other segment expenses include right-of-use asset amortization for properties subject to ground leases and other miscellaneous expenses.
(2)	See Note 1 – Basis of Presentation and Significant Accounting Policies for additional information on the reclassification of property-level expenses.

Omega had no facilities operating under the RIDEA structure during the three and nine months ended September 30, 2025, and accordingly no amounts are shown in the Operating columns for those periods in the following tables. The following table summarizes information for the reportable segments for the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
			Non-Segment/
	Triple-Net	Operating	Corporate(1)	Total
	(in thousands)
Revenues
Rental income	$264,540	$—	$—	$264,540
Interest income	44,811	—	—	44,811
Resident fees and services	—	—	—	—
Miscellaneous income	1,961	—	279	2,240
Total revenues	311,312	—	279	311,591

Property-level expenses	(4,019)	—	—	(4,019)
Net operating income from unconsolidated entities	2,736	—	—	2,736
Net operating income	310,029	—	279	310,308

Depreciation and amortization				(82,114)
Interest expense				(58,115)
General and administrative				(23,262)
Acquisition, merger and transition related costs				(593)
Impairment on real estate properties				(1,144)
Recovery for credit losses				3,908
Other income - net				16,835
Loss on debt extinguishment				(7)
Gain on assets sold - net				28,269
Income tax expense				(4,483)
Non-operating net loss from unconsolidated entities(2)				(4,646)
Net income				$184,956
(1)	Represents items not allocated to either reportable segment. Presented for reconciliation purposes only.
(2)	Represents Omega’s share of non-operating losses from unconsolidated entities in which Omega holds a noncontrolling ownership interest. These losses primarily consist of depreciation and interest expenses. Income from unconsolidated entities reported on the Consolidated Statements of Operations is comprised of Net operating income from unconsolidated entities and Non-operating net loss from unconsolidated entities presented above.

The following table summarizes significant expense categories by segment for the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
			Non-Segment/
	Triple-Net	Operating	Corporate	Total
	(in thousands)
Compensation	$—	$—	$—	$—
Utilities	—	—	—	—
Food	—	—	—	—
Repairs and maintenance	—	—	—	—
Property taxes	3,503	—	—	3,503
Other segment expenses(1)	516	—	—	516
Total property-level expenses(2)	$4,019	$—	$—	$4,019
(1)	Triple-Net other segment expenses include right-of-use asset amortization for properties subject to ground leases and other miscellaneous expenses.
(2)	See Note 1 – Basis of Presentation and Significant Accounting Policies for additional information on the reclassification of property-level expenses.

The following table summarizes information for the reportable segments for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
			Non-Segment/
	Triple-Net	Operating	Corporate(1)	Total
	(in thousands)
Revenues
Rental income	$794,088	$—	$—	$794,088
Interest income	133,763	—	—	133,763
Resident fees and services	—	51,400	—	51,400
Miscellaneous income	10,881	—	1,623	12,504
Total revenues	938,732	51,400	1,623	991,755

Property-level expenses	(12,320)	(43,257)	—	(55,577)
Net operating income from unconsolidated entities	46,293	12,589	—	58,882
Net operating income	972,705	20,732	1,623	995,060

Depreciation and amortization				(248,015)
Interest expense				(142,410)
General and administrative				(107,140)
Acquisition, merger and transition related costs				(65,653)
Impairment on real estate properties				(11,747)
Recovery for credit losses				11,822
Other income - net				2,946
Gain on assets sold - net				249,109
Income tax expense				(12,560)
Non-operating net loss from unconsolidated entities(2)				(46,353)
Net income				$625,059
(1)	Represents items not allocated to either reportable segment. Presented for reconciliation purposes only.
(2)	Represents Omega’s share of non-operating losses from unconsolidated entities in which Omega holds a noncontrolling ownership interest. These losses primarily consist of depreciation and interest expenses. Income from unconsolidated entities reported on the Consolidated Statements of Operations is comprised of Net operating income from unconsolidated entities and Non-operating net loss from unconsolidated entities presented above.

The following table summarizes significant expense categories by segment for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
			Non-Segment/
	Triple-Net	Operating	Corporate	Total
	(in thousands)
Compensation	$—	$27,559	$—	$27,559
Utilities	—	2,016	—	2,016
Food	—	2,262	—	2,262
Repairs and maintenance	—	1,305	—	1,305
Property taxes	11,031	1,215	—	12,246
Other segment expenses(1)	1,289	8,900	—	10,189
Total property-level expenses(2)	$12,320	$43,257	$—	$55,577
(1)	Other segment expenses for our Operating segment include management fees, insurance expense, marketing, supplies and other miscellaneous expenses. Triple-Net other segment expenses include right-of-use asset amortization for properties subject to ground leases and other miscellaneous expenses.
(2)	See Note 1 – Basis of Presentation and Significant Accounting Policies for additional information on the reclassification of property-level expenses.

The following table summarizes information for the reportable segments for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
			Non-Segment/
	Triple-Net	Operating	Corporate(1)	Total
	(in thousands)
Revenues
Rental income	$735,920	$—	$—	$735,920
Interest income	130,924	—	—	130,924
Resident fees and services	—	—	—	—
Miscellaneous income	1,961	—	2,077	4,038
Total revenues	868,805	—	2,077	870,882

Property-level expenses	(11,616)	—	—	(11,616)
Net operating income from unconsolidated entities	7,650	—	—	7,650
Net operating income	864,839	—	2,077	866,916

Depreciation and amortization				(242,498)
Interest expense				(163,292)
General and administrative				(78,122)
Acquisition, merger and transition related costs				(4,067)
Impairment on real estate properties				(16,594)
Recovery for credit losses				3,587
Other income - net				33,633
Loss on debt extinguishment				(7)
Gain on assets sold - net				61,230
Income tax expense				(12,622)
Non-operating net loss from unconsolidated entities(2)				(10,669)
Net income				$437,495
(1)	Represents items not allocated to either reportable segment. Presented for reconciliation purposes only.
(2)	Represents Omega’s share of non-operating losses from unconsolidated entities in which Omega holds a noncontrolling ownership interest. These losses primarily consist of depreciation and interest expenses. Income from unconsolidated entities reported on the Consolidated Statements of Operations is comprised of Net operating income from unconsolidated entities and Non-operating net loss from unconsolidated entities presented above.

The following table summarizes significant expense categories by segment for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
			Non-Segment/
	Triple-Net	Operating	Corporate	Total
	(in thousands)
Compensation	$—	$—	$—	$—
Utilities	—	—	—	—
Food	—	—	—	—
Repairs and maintenance	—	—	—	—
Property taxes	10,065	—	—	10,065
Other segment expenses(1)	1,551	—	—	1,551
Total property-level expenses(2)	$11,616	$—	$—	$11,616
(1)	Triple-Net other segment expenses include right-of-use asset amortization for properties subject to ground leases and other miscellaneous expenses.
(2)	See Note 1 – Basis of Presentation and Significant Accounting Policies for additional information on the reclassification of property-level expenses.

Total assets by reportable business segment are not disclosed as our CODM does not review such information to evaluate business performance and allocate resources.

NOTE 22 – SUBSEQUENT EVENTS

On October 1, 2026, Omega completed the transition of operations of a 32-SNF Florida portfolio to the PACS Group, Inc. (“PACS”). In connection with the operator transition, Omega paid the former operator a $90.0 million lease termination fee. The facilities were added to PACS’ existing lease with Omega for $58.0 million of initial annual contractual rent, which increases to $60.5 million in the second lease year and thereafter is subject to annual escalators of 2.0%. The annual contractual rent for 32 SNFs under the terminated lease was approximately $31.9 million.

On October 1, 2026, Omega completed two senior housing acquisitions for aggregate consideration of $49.3 million. The acquisitions consisted of one community in Texas acquired for $6.5 million and four communities acquired for $42.8 million, including three communities in Florida and one community in South Carolina. The communities will be operated under Omega’s RIDEA structure by two third-party managers, including one existing manager and one new manager relationship.

In November 2026, the Company funded a £631.7 million mortgage loan to an affiliate of Foundation Partners Asset Management Limited (“Foundation”), an existing operator. The loan is secured by 48 U.K. care homes and leasehold interests in seven additional U.K. care homes (collectively, the “Runwood Portfolio”), bears interest at 8.7%, increasing to 8.9% in year two, and matures in November 2031. Of the £631.7 million funded, £37.0 million is being held by the borrower for payment to the seller related to certain of the leasehold interests and is required to be repaid under the loan to the Company if certain legal conditions are not satisfied. Pursuant to the terms of the transaction, the Company holds a call right and the borrower holds a corresponding put right that, if exercised and subject to regulatory approvals and other conditions, would result in Omega’s acquisition of the underlying real estate and leasehold interests. As the applicable regulatory approvals and other conditions have not yet been satisfied, the call and put rights are not currently exercisable. Upon exercise of either right, the Company would enter into a long-term lease covering the acquired real estate and leasehold interests, with no incremental consideration required.

On November 2, 2026, the Company acquired a continuing care retirement community located in Georgia for a purchase price of $50.5 million. In connection with the acquisition, the facility will be added to an existing operator’s master lease with Omega.

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

Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(1)	those items discussed under “Risk Factors” in Part I, Item 1A to our Annual Report on Form 10-K and Part II, Item 1A herein;
(2)	uncertainties relating to the business operations of the operators of our Triple-Net assets and the managers of our Operating portfolio assets (collectively, our “operators”), including those relating to reimbursement by third-party payors, regulatory matters, occupancy levels and quality of care, including the management of infectious diseases;
(3)	our operators’ ability to manage industry challenges, including staffing shortages, which may impact certain regions more acutely, increased costs, and the sufficiency of governmental reimbursement rates to offset such costs and the conditions related thereto;
(4)	additional regulatory and other changes in the healthcare sector, including changes to Medicaid and Medicare reimbursements, the potential impact of recent changes to state Medicaid funding levels as well as legislative and regulatory initiatives related to establishing minimum staffing requirements for skilled nursing facilities (“SNFs”) that may further exacerbate labor and occupancy challenges for our operators;
(5)	the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations, and other costs and uncertainties associated with operator bankruptcies;
(6)	changes in tax laws and regulations affecting real estate investment trusts (“REITs”), including as the result of any federal or state policy changes driven by the current focus on capital providers to the healthcare industry;
(7)	our ability to re-lease, otherwise transition or sell underperforming assets or assets held for sale on a timely basis and on terms that allow us to realize the carrying value of these assets or to redeploy the proceeds therefrom on favorable terms, including due to the potential impact of changes in the SNF and assisted living facility (“ALF”) markets or local real estate conditions;
(8)	the availability and cost of capital to us;
(9)	changes in our credit ratings and the ratings of our debt securities;
(10)	competition in the financing of healthcare facilities;
(11)	competition in the long-term healthcare industry and shifts in the perception of various types of long-term care facilities, including SNFs and ALFs;
(12)	changes in the financial position of our operators;
(13)	the effect of economic, regulatory and market conditions generally and, particularly, in the healthcare industry in the United States and in other jurisdictions where we conduct business, including the United Kingdom, including changes in immigration policy that may impact labor supply;
(14)	changes in interest rates and foreign currency exchange rates and the impact of inflation and changes in global tariffs and international trade disputes;
(15)	the timing, amount and yield of any additional investments;
(16)	our ability to maintain our status as a REIT;

(17)	operational risks, including receipt of regulatory transaction approvals and management of regulatory requirements and operating expenses, associated with our investments in healthcare operating companies, including senior housing properties managed through structures authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”);
(18)	the use of, or inability to use, artificial intelligence by us or our operators, managers, vendors and investors; and
(19)	the effect of other factors affecting our business or the businesses of our operators that are beyond our or their control, including natural disasters, public health crises or pandemics, cyber threats and governmental action, particularly in the healthcare industry.

Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Business Overview
●	Outlook, Trends and Other Conditions
●	Government Regulation and Reimbursement
●	Third Quarter of 2026 and Recent Highlights
●	Results of Operations
●	Funds from Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

Business Overview

Omega Healthcare Investors, Inc. (“Parent”) is a Maryland corporation that, together with its consolidated subsidiaries (collectively, “Omega” or “Company”), has elected to be taxed as a REIT for federal income tax purposes. Omega is structured as an umbrella partnership REIT (“UPREIT”) under which all of Omega’s assets are owned directly or indirectly by, and all of Omega’s operations are conducted directly or indirectly through, its operating partnership subsidiary, OHI Healthcare Properties Limited Partnership (collectively with its subsidiaries, “Omega OP”). As of September 30, 2026, Parent owned approximately 96% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and other investors owned approximately 4% of the outstanding Omega OP Units.

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

The following table summarizes our portfolio for the three months ended September 30, 2026 (dollars in thousands):

		Percentage	Number of
Type of Property	NOI	of NOI	Facilities
Triple-Net	$321,856	97.1%	992
Operating	9,749	2.9%	44
Total	$331,605	100.0%	1,036
(1)	Total NOI does not include $80.0 thousand of miscellaneous income allocated to Non-Segment/Corporate.

Outlook, Trends and Other Conditions

The long-term care industry continues to face a number of challenges, including staffing shortages in certain regions and inflation-related cost increases. These challenges may be exacerbated by global tariffs and immigration restrictions, each of which may increase expenses, worsen labor shortages and increase labor costs, among other adverse impacts. There continues to be uncertainty regarding the extent and duration of these impacts, particularly given uncertainty as to whether reimbursement increases from the federal government, the states and the U.K. will be effective in offsetting these incremental costs and lost revenues.

In addition, there remains uncertainty as to the impact of recent and potential further regulatory changes on the industry, including the recent Medicaid changes in the One Big Beautiful Bill Act (“OBBBA”) and potential further reforms to Medicaid or Medicare and other state regulatory initiatives. While the OBBBA does not directly lower reimbursements related to long-term care providers, it may indirectly impact our operators to the extent states in which they operate reduce reimbursement levels generally. This may occur as states reduce Medicaid funding allocated to long-term care providers to offset the impact of these reimbursement reductions to hospitals and other healthcare providers. We continue to monitor these reimbursement impacts as well as the impacts of other regulatory changes, as discussed below, which could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us. See “Government Regulation and Reimbursement” for additional information. While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we remain cautious as some of the long-term impacts noted above may continue to have an impact on certain of our operators and their financial conditions.

In our Operating segment, our operators, managers and facilities are subject to various federal, state and local licensing and certification laws and regulations, including those governing the change of ownership of a facility or change in manager, as well as regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. Regulatory transaction approvals and requirements may impact our ability to acquire new facilities, change managers and expand in particular jurisdictions.

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

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid in the U.S. and local authority funding in the U.K. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs or other budgetary adjustments by government payors, including through potential Medicaid reforms and the use of Medicare Advantage programs, will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our operators’ results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses. Changes in the presidential administration and U.S. Congressional majorities at the federal level following the 2024 elections have increased the political focus on entitlement program changes and created additional uncertainty with respect to the level of government reimbursement available and the extent of industry regulation. The July 2025 passage of the OBBBA enacted significant reforms regarding funding and operation of the Medicaid program, including an estimated $920 billion in cuts to Medicaid over the ensuing decade, as well as additional reforms related to enactment of new home and community-based services (“HCBS”) waivers, and freezing, rather than reducing, nursing home provider taxes. The OBBBA’s restrictions on provider taxes to other types of healthcare providers may adversely impact our operators indirectly to the extent states reduce reimbursement levels generally to offset general provider tax reductions.

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

Oversight of For-Profit Ownership of Healthcare Facilities; Ownership Disclosures. In November 2023, CMS issued a final rule that would have required SNFs participating in the Medicare or Medicaid programs to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, including REITs, private equity firms and other investment firms, citing concerns regarding the quality of care provided at SNFs owned by such entities. These off-cycle reporting obligations were suspended indefinitely by CMS in December 2025. Notwithstanding the suspension, calls for federal and state oversight of the role of for-profit ownership of healthcare facilities in the U.S., including certain proposed federal and state legislative and regulatory initiatives focused on hospital and SNF financial arrangements with REITs and private equity firms, have persisted.

At the federal level, in January 2025, U.S. Department of Health and Human Services (“HHS”) and the Senate Budget Committee issued reports that found private equity investment in healthcare has had negative consequences for patients and providers. In addition, in recent years, several U.S. senators have proposed legislation and conducted oversight initiatives that would, if enacted, restrict certain investors, including REITs and private equity firms, from investing in certain healthcare facilities, restrict such facilities’ receipt or use of funds received from government healthcare programs, increase financial transparency reporting obligations for such facilities and impose penalties on certain landlords or private equity investors in healthcare facilities whose operators subsequently enter into bankruptcy proceedings.

At the state level, recently enacted laws in Massachusetts and Connecticut require notification and detailed ownership disclosures for certain transactions involving SNFs and REITs and restrict hospitals from entering into certain leasing transactions with REITs. Legislation with similar or more restrictive provisions has been proposed in several other states. In addition, a number of states have increased requirements for operators to disclose certain ownership and managerial information regarding their relationships with certain entities that lease real estate to SNFs, particularly in connection with change of ownership approvals by the state.

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

Reimbursement Generally

Medicaid. Most of our SNF operators derive a substantial portion of their revenue from state Medicaid programs. Whether and to what extent the level of Medicaid reimbursement covers the actual cost to care for a Medicaid eligible resident varies by state and depends on federal matching levels. While periodic rate setting occurs and, in most cases, has an inflationary component, the state rate setting process does not always keep pace with inflation or, even if it does, there is a risk that it may still not be sufficient to cover all or a substantial portion of the cost to care for Medicaid eligible residents. Additionally, rate setting is subject to changes based on state budgetary constraints and national and state level political factors, both of which could result in decreased or insufficient reimbursement to the industry even in an environment where costs are rising. Under the OBBBA that was enacted in July 2025, certain states may experience reductions in their federal matching dollars under the Medicaid program. To the extent these states reduce reimbursements to our operators to offset the impact of these reductions to other providers, this may negatively impact our operators and their financial condition. Given the federal political focus on entitlement programs including Medicaid, there remains uncertainty as to any future reforms to entitlement programs and reimbursement levels that impact our operators. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or increases in the percentage of Medicaid patients have in the past, and may in the future, adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

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

Department of Justice and Other Enforcement Actions. SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The U.S. Department of Justice (the “DOJ”) has historically used the False Claims Act to civilly pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard. For example, in November 2024, one of the Company’s skilled nursing operators disclosed that it had received civil investigative demands from the federal government regarding its reimbursement and referral practices. In 2020, the DOJ launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies. Such enforcement activities are unpredictable and may develop over lengthy periods of time.

CMS has also increased its focus on Medicaid and Medicare fraud and abuse activities across the healthcare industry, which in certain cases has included payment deferrals for services already rendered and the potential withholding of future federal funds administered to state Medicaid programs. While historically these actions have primarily been focused on home health, hospice and durable medical equipment providers, any payment deferrals or withholding of future funding may impact, and in some cases have impacted, state budgets and therefore may indirectly impact reimbursements to long-term care providers. Further, it is unclear whether CMS will broaden its focus to additional healthcare providers or establish additional regulations and tools to combat fraud and abuse, in either case in a manner that directly impacts the long-term care industry. Any such future actions aimed at our industry, or indirect impacts from current CMS fraud and abuse enforcement activity, depending on the scope and implementation, could have a material adverse effect on the reputation, business, results of operations and cash flows of our operators.

Licensing and Certification. Our operators, managers and facilities are subject to various federal, state and local licensing and certification laws and regulations, including those governing the change of ownership of a facility as well as laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. These regulations may impact our ability to acquire new facilities, change managers and expand in particular jurisdictions. Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. In our Triple-Net segment, our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them, which could involve monetary penalties or a change in operator or manager. In our Operating segment, we or our managers could similarly be subject to such notices or sanctions. In addition, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion or closure of certain healthcare facilities, which has the potential to impact some of our operators’ abilities to expand or change their businesses.

U.K. Regulations. The U.K. also imposes very high levels of regulation on our U.K.-based operators. In England, where the majority of our U.K. operators are based, the Care Quality Commission (“CQC”) has regulatory oversight authority over the health and social care sectors and is responsible for approving, registering and inspecting our operators and the properties where they provide services. There is also a detailed legislative and regulatory framework in the U.K. designed to protect the vulnerable (whether by virtue of age or physical and/or mental impairment) and to prevent abuse. Each of these regulatory regimes carries significant enforcement powers, including the ability to criminally prosecute offending operators and facilities, impose fines or revoke registrations. Additionally, under the purview of the Competition and Markets Authority (the “CMA”), local authorities are tasked with providing and funding the care needs of eligible residents within the applicable local authority area. There is ongoing debate and uncertainty within the U.K. as to how growing care needs will be met and funded in the future, and it is not clear at this stage what, if any, or the extent of such, impact will be on our U.K.-based operators. The CMA also has broad statutory authority to review acquisitions or mergers involving U.K.-based target businesses, including the authority to investigate, delay, impose conditions on or prohibit transactions involving our U.K. operations.

Third Quarter of 2026 and Recent Highlights

Investments

●	During the three and nine months ended September 30, 2026, we acquired 17 facilities and 40 facilities for aggregate consideration of $167.3 million and $403.6 million, respectively, including five facilities and 10 facilities in our Operating segment.
●	During the third quarter of 2026, the Company acquired the operators of 30 U.K. care homes for $48.0 million and transitioned the facilities from long-term leases to RIDEA structures. In accordance with ASC 805, $47.7 million of the $48.0 million purchase price was accounted for separately from the business combinations as extinguishments of the preexisting leases and recorded within acquisition, merger and transition related costs. The acquisitions resulted in goodwill of approximately $4.2 million.
●	During the three and nine months ended September 30, 2026, we invested $28.1 million and $61.9 million under our construction in progress and capital improvement programs in our Triple-Net segment, respectively, and we invested $0.8 million and $1.5 million under our construction in progress and capital improvement programs in our Operating segment, respectively.
●	We funded $22.0 million under two new real estate loans originated during 2026 with a weighted average interest rate of 12.9% during the nine months ended September 30, 2026. Additionally, we advanced $13.5 million and $36.0 million under existing real estate loans during the three and nine months ended September 30, 2026, respectively. Principal repayments of $18.7 million and $107.8 million were received on real estate loans during the three and nine months ended September 30, 2026, respectively.

Dispositions

●	During the nine months ended September 30, 2026, we sold 31 facilities (26 SNFs and five ALFs) in our Triple-Net segment for total consideration of $597.0 million, of which $37.4 million was in the form of seller financing. As a result of these sales, we recognized a net gain of $249.1 million for the period.
●	During the three and nine months ended September 30, 2026, we recorded impairments of $11.3 million and $11.7 million, respectively, related to facilities in our Triple-Net segment.

Financing Activities

●	During the three and nine months ended September 30, 2026, we sold 4.7 million and 8.3 million shares, respectively, of common stock under our $2.0 billion At-The-Market Offering Program (“ATM Program”) and Dividend Reinvestment and Common Stock Purchase Plan (“DRCSPP”), generating aggregate gross proceeds of $234.3 million and $403.4 million, respectively.

Other Highlights

●	We funded $32.9 million under nine new non-real estate loans originated during 2026 with a weighted average interest rate of 10.8% during the nine months ended September 30, 2026. We advanced $6.1 million and $19.4 million under existing non-real estate loans during the three and nine months ended September 30, 2026, respectively. Principal repayments of $19.2 million and $136.3 million were received on non-real estate loans during the three and nine months ended September 30, 2026, respectively.

Collectibility Issues

●	During the three and nine months ended September 30, 2026, we had zero and $2.4 million, respectively, of straight-line receivable write-offs as a result of placing operator leases on a cash basis of revenue recognition. During the three and nine months ended September 30, 2026, we recorded $5.7 million and $14.7 million, respectively, of straight-line rent receivable and lease inducement write-offs through rental income related to operator transitions and lease inducements funded to operators on a cash basis of accounting. As of September 30, 2026, 22 operators are on a cash basis of rental revenue recognition. These operators represent 21.6% of our total revenues for the nine months ended September 30, 2026.
●	We recognized rental income of $20.1 million and $59.1 million related to our leases with Maplewood Senior Living (along with its affiliates, “Maplewood”) during the three and nine months ended September 30, 2026, respectively. The amount of unpaid contractual rent that was deferred, as allowable under the terms of the Maplewood Master Lease, was $2.2 million and $9.3 million for the three and nine months ended September 30, 2026, respectively (see Note 4 – Contractual and Other Receivables for a breakdown of total Maplewood rental income by lease). Deferred rent bears interest at 5% per annum if outstanding longer than 18 months, which is reflected in rental income when received. As of September 30, 2026, the outstanding deferred rent balance is $58.8 million. No interest income was recorded on the revolving credit facility with Maplewood during the three and nine months ended September 30, 2026. Maplewood is on a cash basis of revenue recognition for lease purposes and non-accrual status for loan purposes as a result of liquidity issues beginning in 2023, so rental revenue and interest income are only recorded for contractual rent and interest payments that are received from Maplewood.
●	We recognized full contractual rental income of $13.3 million and $39.9 million related to Genesis during the three and nine months ended September 30, 2026, respectively. In addition, we recognized interest income of $4.8 million and $17.7 million related to loans with Genesis during the three and nine months ended September 30, 2026, respectively. On October 14, 2026, the sale of Genesis’ assets to 101 W State Street Holdings, LLC (“WSSH”) closed, and the Omega lease was assumed and assigned to affiliates of WSSH (“NewGen”), which cured the monetary pre-petition defaults. In October 2026, Omega’s DIP loan and secured term loan claims were repaid.

Dividends

●	On October 26, 2026, the Board of Directors declared a cash dividend of $0.68 per share. The dividend will be paid on November 16, 2026 to stockholders of record as of the close of business on November 5, 2026.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Comparison of results of operations for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Variance	2026	2025	Variance
Revenues:
Rental income	$256,985	$264,540	$(7,555)	$794,088	$735,920	$58,168
Interest income	41,852	44,811	(2,959)	133,763	130,924	2,839
Resident fees and services	30,756	—	30,756	51,400	—	51,400
Miscellaneous income	10,961	2,240	8,721	12,504	4,038	8,466
Expenses:
Depreciation and amortization	82,033	82,114	(81)	248,015	242,498	5,517
Interest expense	44,539	58,115	(13,576)	142,410	163,292	(20,882)
Property-level expenses	29,937	4,019	25,918	55,577	11,616	43,961
General and administrative	39,556	23,262	16,294	107,140	78,122	29,018
Acquisition, merger and transition related costs	59,879	593	59,286	65,653	4,067	61,586
Impairment on real estate properties	11,355	1,144	10,211	11,747	16,594	(4,847)
Recovery for credit losses	(3,509)	(3,908)	399	(11,822)	(3,587)	(8,235)
Other income (expense):
Other income – net	9,085	16,835	(7,750)	2,946	33,633	(30,687)
Loss on debt extinguishment	—	(7)	7	—	(7)	7
(Loss) gain on assets sold – net	(434)	28,269	(28,703)	249,109	61,230	187,879
Income tax expense	(2,836)	(4,483)	1,647	(12,560)	(12,622)	62
Income (loss) from unconsolidated entities	4,236	(1,910)	6,146	12,529	(3,019)	15,548

Three Months Ended September 30, 2026 and 2025

Revenues

The following is a description of certain of the changes in revenues for the three months ended September 30, 2026 compared to the same period in 2025:

●	The decrease in rental income was primarily the result of (i) a $10.7 million decrease related to facility transitions and sales, including the sale of 18 facilities leased to CommuniCare Health Services in the second quarter of 2026, (ii) a $5.6 million decrease resulting from higher straight-line receivable and lease inducement write-offs in the third quarter of 2026 compared to 2025, and (iii) a $3.2 million decrease resulting from the conversion of certain U.K. triple-net lease arrangements to RIDEA structures during the third quarter of 2026. These decreases were partially offset by (i) an $8.5 million increase from facility acquisitions made throughout 2025 and 2026, lease extensions and other rent escalations, and (ii) a $2.9 million net increase in rental income from cash basis operators, primarily Maplewood, resulting from higher cash rent payments received during the period.
●	The decrease in interest income was primarily due to a $6.9 million decrease related to principal repayments on our loans during 2026 and 2025, partially offset by (i) a $3.7 million increase related to new loans and additional fundings on existing loans made throughout 2025 and 2026 and (ii) a $0.3 million increase related to loans on non-accrual status in which we have recognized higher interest income period over period as a result of receiving higher cash payments throughout 2025 and 2026.

●	The increase in resident fees and services relates to operating revenue from facilities that we own and operate in our Operating segment utilizing a RIDEA structure. As of September 30, 2026, the Operating segment consisted of 44 senior housing communities. As the Company’s initial RIDEA acquisitions were completed in the fourth quarter of 2025, there was no comparable revenue in the prior-year period.
●	The increase in miscellaneous income was primarily attributable to the recognition of $10.9 million of residual profit participation income in connection with the sale of the underlying real estate securing one of our other real estate loan investments during the third quarter of 2026.

Expenses

The following is a description of certain of the changes in our expenses for the three months ended September 30, 2026 compared to the same period in 2025:

●	The decrease in interest expense primarily relates to (i) the repayment of $600 million of 5.25% senior notes in October 2025, (ii) the repayment of a $428.5 million term loan in the fourth quarter of 2025, and (iii) the repayment of the £188.6 million mortgage loan in November 2025. The overall decrease in interest expense was partially offset by (i) a net increase in the amortization of deferred financing fees and discounts as a result of the amortization of the fair value adjustment associated with our previous £188.6 million mortgage loan in the third quarter of 2025, and (ii) an increase in interest expense due to the funding of the $300.0 million delayed draw term loan facility (the “2028 Term Loan”) in November 2025.
●	The increase in property-level expenses primarily relates to operating expenses from facilities that we own and operate in our Operating segment utilizing a RIDEA structure. As the Company did not own and operate any facilities under a RIDEA structure during the prior-year period, there were no comparable property-level operating expenses.
●	The increase in general and administrative (“G&A”) expense primarily relates to incremental non-cash stock-based compensation expense of $17.1 million and $1.6 million of cash transition related expenses in the third quarter of 2026 related to the leadership transitions announced in the second quarter of 2026. See Note 14 – Stock-Based Compensation for additional information.
●	The increase in acquisition, merger and transition related expenses is primarily attributable to the acquisition of the operators of 30 U.K. care homes, including costs associated with the settlement of preexisting lease arrangements and the write-off of related straight-line rent receivables. See Note 2 - Real Estate Assets for additional information.
●	The 2026 impairment was recognized in connection with one held for use facility. The 2025 impairments were recognized in connection with two held for use facilities. These impairments were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.

Other Income (Expense)

The decrease in total other income (expense) was primarily due to a $28.7 million decrease in gain on assets sold related to the sale of one facility in the third quarter of 2026 compared to the sale of 11 facilities during the same period in 2025, and a $7.8 million decrease in other income – net primarily related to decreased interest income on short-term investments due to lower invested cash in the third quarter of 2026 compared to the same period in 2025 and lower gains associated with foreign currency and financial instruments in the third quarter of 2026 compared to the same period in 2025.

Income Tax Expense

The decrease in income tax expense was primarily due to lower taxable income in the U.K. resulting from transaction-related expenses recognized in connection with the acquisition of the operators of 30 U.K. care homes during the third quarter of 2026.

Income (Loss) from Unconsolidated Entities

The increase in income from unconsolidated entities was primarily related to our acquisitions of a 49.0% equity interest in Saber PropCo in the fourth quarter of 2025 and a 9.9% equity interest in Saber in the first quarter of 2026.

Nine Months Ended September 30, 2026 and 2025

Revenues

The following is a description of certain of the changes in revenues for the nine months ended September 30, 2026 compared to the same period in 2025:

●	The increase in rental income was primarily the result of (i) a $42.6 million increase related to facility acquisitions made throughout 2025 and 2026, lease extensions and other rent escalations, (ii) a $13.0 million net increase in rental income from cash basis operators, primarily Maplewood, resulting from higher cash rent payments received from these operators period over period, (iii) a $10.7 million increase resulting from lower straight-line receivable and lease inducement write-offs during the first nine months of 2026 compared to the same period in 2025 and (iv) a $3.2 million increase related to higher rental income from our leases with operators in the U.K. primarily due to the strengthening of the British Pound Sterling against the U.S. Dollar. These increases were partially offset by (i) a $8.9 million decrease related to facility transitions and sales, including the sale of 18 facilities leased to CommuniCare Health Services in the second quarter of 2026 and (ii) a $2.4 million decrease primarily resulting from the conversion of certain U.K. triple-net lease arrangements to RIDEA structures.
●	The increase in interest income was primarily due to (i) a $13.0 million increase related to new loans and additional fundings on existing loans made throughout 2025 and 2026 and (ii) a $1.8 million increase related to loans on non-accrual status in which we have recognized higher interest income period over period as a result of receiving higher cash payments throughout 2025 and 2026, partially offset by a $10.3 million decrease related to principal repayments on our loans during 2026 and 2025.
●	The increase in resident fees and services relates to operating revenue from facilities that we own and operate in our Operating segment utilizing a RIDEA structure. As of September 30, 2026, the Operating segment consisted of 44 senior housing communities. As the Company’s initial RIDEA acquisitions were completed in the fourth quarter of 2025, there was no comparable revenue in the prior-year period.
●	The increase in miscellaneous income was primarily attributable to the recognition of $10.9 million of residual profit participation income in connection with the sale of the underlying real estate securing one of our other real estate loan investments during the third quarter of 2026.

Expenses

The following is a description of certain of the changes in our expenses for the nine months ended September 30, 2026 compared to the same period in 2025:

●	The increase in depreciation and amortization expense primarily relates to facility acquisitions and capital additions, partially offset by facility sales.

●	The decrease in interest expense primarily relates to (i) the repayment of $600 million of 5.25% senior notes in October 2025, (ii) the repayment of a $428.5 million term loan in the fourth quarter of 2025, (iii) the repayment of the £188.6 million mortgage loan in November 2025, (iv) the repayment of a $50.0 million term loan in April 2025 and (v) the repayment of the $400 million of 4.50% senior notes in January 2025. The overall decrease in interest expense was partially offset by (i) a net increase in the amortization of deferred financing fees and discounts as a result of the amortization of the fair value adjustment associated with our previous £188.6 million mortgage loan in 2025 and (ii) an increase in interest expense due to the issuance of $600 million of 5.20% senior unsecured notes in June 2025, the funding of the 2028 Term Loan in November 2025 and increased borrowings under our $2.0 billion senior unsecured multicurrency revolving credit facility (the “Revolving Credit Facility”) during 2026.
●	The increase in property-level expenses primarily relates to operating expenses from facilities that we own and operate in our Operating segment utilizing a RIDEA structure. As the Company did not own and operate any facilities under a RIDEA structure during the prior-year period, there were no comparable property-level operating expenses.
●	The increase in G&A expense primarily relates to (i) incremental non-cash stock-based compensation expense of $31.8 million and $5.7 million of cash transition related expenses during the nine months ended September 30, 2026, related to the leadership transitions announced in the second quarter of 2026, (ii) a $2.0 million increase in other payroll and benefits and (iii) a $1.3 million increase in professional service costs, partially offset by $6.6 million of incremental non-cash stock-based compensation expense and $2.2 million of incremental payroll expense related to the termination of our former Chief Operating Officer’s employment in the first quarter of 2025. See Note 14 – Stock-Based Compensation for additional information.
●	The increase in acquisition, merger and transition related expenses is primarily attributable to the acquisition of the operators of 30 U.K. care homes, including costs associated with the settlement of preexisting lease arrangements and the write-off of related straight-line rent receivables. See Note 2 - Real Estate Assets for additional information.
●	The 2026 impairments were recognized in connection with one held for use facility and one facility that was classified as held for sale. The 2025 impairments were recognized in connection with four held for use facilities and two facilities that were classified as held for sale. They were primarily the result of decisions to exit certain non-strategic facilities and/or terminate our relationships with certain non-strategic operators.
●	The increase in recovery for credit losses primarily relates to (i) a net increase in aggregate specific recoveries recorded during the first three quarters of 2026 compared to the same period in 2025 and (ii) larger recoveries in the general reserve in the first three quarters of 2026 compared to the same period in 2025 primarily resulting from decreases in loan balances and decreases in loss rates utilized in the estimate of credit losses for loans.

Other Income (Expense)

The increase in total other income (expense) was primarily due to a $187.9 million increase in gain on assets sold related to the sale of 31 facilities in the first three quarters of 2026 compared to the sale of 45 facilities during the same period in 2025, partially offset by a $30.7 million decrease in other income – net primarily related to decreased interest income on short-term investments due to lower invested cash in the first three quarters of 2026 compared to the same period in 2025 and lower gains associated with foreign currency and financial instruments in the first three quarters of 2026 compared to the same period in 2025.

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

The following table presents our Nareit FFO results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$86,815	$184,956	$625,059	$437,495
Add back loss (gain) from real estate dispositions	434	(28,269)	(249,109)	(61,230)
	87,249	156,687	375,950	376,265
Elimination of non-cash items included in net income:
Depreciation and amortization	82,033	82,114	248,015	242,498
Depreciation – unconsolidated entities	10,838	1,865	29,222	3,704
Impairment on real estate properties	11,355	1,144	11,747	16,594
Nareit FFO	$191,475	$241,810	$664,934	$639,061

Net Operating Income

Net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues less property level expenses. Property-level expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to managers, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. NOI also includes the Company’s pro rata share of NOI from its unconsolidated entities. We utilize our share of NOI in assessing our performance as we have various unconsolidated entities that contribute to our performance. Our share of NOI should be considered only together with and as a supplement to, and not as a substitute for, our financial information presented in accordance with GAAP. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated entities, and the pro rata presentations of reconciling items included in NOI do not represent our legal claim to such items. The members or partners of the unconsolidated entities are entitled to profit or loss allocations and distributions of cash flows according to the entity agreements, which provide for such allocations generally according to their invested capital.

The following table presents our NOI results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$86,815	$184,956	$625,059	$437,495
Depreciation and amortization	82,033	82,114	248,015	242,498
Interest expense	44,539	58,115	142,410	163,292
General and administrative	39,556	23,262	107,140	78,122
Acquisition, merger and transition related costs	59,879	593	65,653	4,067
Impairment on real estate properties	11,355	1,144	11,747	16,594
Recovery for credit losses	(3,509)	(3,908)	(11,822)	(3,587)
Other income – net	(9,085)	(16,835)	(2,946)	(33,633)
Loss on debt extinguishment	—	7	—	7
Loss (gain) on assets sold – net	434	(28,269)	(249,109)	(61,230)
Income tax expense	2,836	4,483	12,560	12,622
Non-operating net loss from unconsolidated entities(1)	16,832	4,646	46,353	10,669
NOI	$331,685	$310,308	$995,060	$866,916

Triple-Net	$321,856	$310,029	$972,705	$864,839
Operating	9,749	—	20,732	—
Non-Segment/Corporate	80	279	1,623	2,077
Total NOI	$331,685	$310,308	$995,060	$866,916
(1)	Represents Omega’s share of non-operating loss from unconsolidated entities in which Omega holds a noncontrolling ownership interest. These losses primarily consist of depreciation and interest expenses.

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

Capital Structure

At September 30, 2026, we had total assets of $10.1 billion, total equity of $5.8 billion and total debt of $4.1 billion in our consolidated financial statements, with such debt representing 41.3% of total capitalization.

Debt

At September 30, 2026 and December 31, 2025, the weighted average annual interest rate of our debt was 4.2%. Additionally, as of September 30, 2026, 100.0% of our debt with outstanding principal balances has fixed interest payments after reflecting the impact of interest rate swaps that are designated as cash flow hedges. As of September 30, 2026, we had long-term credit ratings of Baa3 from Moody’s and BBB- from S&P Global and Fitch. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Credit Facility accrues interest and fees at a rate per annum equal to SOFR plus a margin that depends upon our credit rating. A downgrade in our credit ratings by Moody’s, S&P Global and/or Fitch may have a negative impact on the interest rates and fees for our Revolving Credit Facility and the 2028 Term Loan.

Our next senior unsecured note maturity is the $700.0 million of 4.50% senior unsecured notes that mature in April 2027. As of September 30, 2026, we had $195.9 million of cash and cash equivalents on our Consolidated Balance Sheets, $1.8 billion of potential common share issuances remaining under the ATM Program and $2.0 billion of availability under our Revolving Credit Facility. This combination of liquidity sources, along with cash from operating activities, provides us with the ability to repay our upcoming debt maturities.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2026 and December 31, 2025, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Supplemental Guarantor Information

Parent has issued $3.8 billion aggregate principal of senior notes outstanding at September 30, 2026 that were registered under the Securities Act of 1933, as amended. The senior notes are guaranteed by Omega OP.

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

Omega OP is currently the sole guarantor of our senior notes. The guarantees by Omega OP of our senior notes are full and unconditional and joint and several with respect to the payment of the principal, premium and interest on all of our senior notes. The guarantees of Omega OP are senior unsecured obligations of Omega OP that rank equal with all existing and future senior debt of Omega OP and are senior to all subordinated debt. However, the guarantees are effectively subordinated to any secured debt of Omega OP. As of September 30, 2026, there were no significant restrictions on the ability of Omega OP to make distributions to Omega.

Equity

At September 30, 2026, we had 303,854 thousand shares of common stock outstanding, and our shares had a market value of $14.1 billion. The following is a summary of activity under our equity programs during the three and nine months ended September 30, 2026:

●	We issued 290 thousand and 3.6 million shares of common stock under our ATM Program for aggregate gross proceeds of $13.9 million and $174.4 million during the three and nine months ended September 30, 2026, respectively. We did not utilize the forward provisions under the ATM Program. We have $1.8 billion of potential common share issuances remaining under the ATM Program as of September 30, 2026.
●	We issued 4.5 million and 4.6 million shares of common stock under the DRCSPP for aggregate gross proceeds of $220.5 million and $229.0 million during the three and nine months ended September 30, 2026, respectively.

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

For the nine months ended September 30, 2026, we paid dividends of $605.4 million to our common stockholders. On February 17, 2026, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on February 9, 2026. On May 15, 2026, we paid dividends of $0.67 per outstanding common share to the common stockholders of record as of the close of business on May 4, 2026. On August 14, 2026, we paid dividends of $0.68 per outstanding common share to the common stockholders of record as of the close of business on August 3, 2026.

Material Cash Requirements

During the nine months ended September 30, 2026, there were no significant changes to our material cash requirements from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

As of September 30, 2026, we had $132.1 million of commitments to fund the construction of new facilities, capital improvements and other commitments under lease agreements. Additionally, we have commitments to fund $64.4 million of advancements under existing real estate loans and $39.1 million of advancements under existing non-real estate loans. These commitments are expected to be funded over the next several years and are dependent upon the operators’ election to use the commitments.

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

Cash Flow Summary

Cash, cash equivalents and restricted cash totaled $223.6 million as of September 30, 2026, an increase of $169.0 million as compared to the balance at December 31, 2025. The following is a summary of our sources and uses of cash flows for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)
Net cash provided by (used in):
Operating activities	$624,247	$647,931	$(23,684)
Investing activities	125,915	(528,085)	654,000
Financing activities	(579,945)	102,207	(682,152)

The following is a discussion of changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Operating Activities – The decrease in net cash provided by operating activities is driven primarily by a decrease in net operating assets and liabilities of $51.0 million. The decrease was partially offset by an increase of $27.3 million in net income, net of $160.3 million of non-cash items, primarily due to a year over year increase in rental income, interest income and resident fees and services as discussed in our material changes analysis under Results of Operations above.

Investing Activities – The increase in cash provided by investing activities primarily related to (i) a $295.6 million increase in proceeds from the sales of real estate investments, (ii) a $257.6 million decrease in real estate acquisitions, (iii) a $97.8 million increase in loan repayments, net of loan placements, as a result of paydowns on loans in 2025 and 2026, (iv) a $22.2 million decrease in capital improvements to real estate investments and construction in progress, (v) a $2.8 million increase in distributions from unconsolidated entities in excess of earnings and (vi) a $1.6 million increase in receipts from insurance proceeds. The overall increase in cash provided by investing activities was partially offset by (i) a $20.2 million increase in investments in unconsolidated entities and (ii) a $3.4 million decrease in proceeds from derivative instruments.

Financing Activities – The increase in cash used in financing activities primarily related to (i) a $384.2 million increase in long-term borrowings repayments, net of proceeds received, (ii) a $206.3 million decrease in net proceeds from issuance of common stock as a result of decreased volume under our ATM Program and DRCSPP, (iii) an $83.5 million increase related to redemption of Omega OP Units, (iv) a $23.4 million increase in dividends paid primarily related to common stock issuances during 2025 and 2026 and (v) a $10.0 million increase in distributions to Omega OP Unit holders due to the issuance of Omega OP Units in exchange for a 49% equity interest in Saber PropCo in the fourth quarter of 2025. The overall increase in cash used in financing activities was partially offset by a $25.3 million decrease in finance related costs.

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

Interest Rate Risk

We borrow debt at a combination of variable and fixed rates. Movements in interest rates on our variable rate borrowings would change our future earnings and cash flows but not significantly affect the fair value of those instruments. As of September 30, 2026, only our Revolving Credit Facility has a variable rate, when considering the impact of interest rate swaps that are designated as cash flow hedges for the 2028 Term Loan. During the nine months ended September 30, 2026, we incurred interest expense of $8.2 million related to variable rate borrowings outstanding under our Revolving Credit Facility, after considering the impact of the interest rate swaps that are designated as cash flow hedges for the 2028 Term Loan. Assuming no changes in outstanding balances, and inclusive of the impact of interest rate swaps designated as cash flow hedges noted below, a hypothetical 1% increase in interest rates would result in a $1.8 million increase in our annual interest expense. A hypothetical 1% decrease in interest rates would result in a $1.7 million decrease in our annual interest expense.

A change in interest rates will not affect the interest expense associated with our long-term fixed rate borrowings but will affect the fair value of our long-term fixed rate borrowings. The estimated fair value of our total long-term fixed-rate borrowings at September 30, 2026 was approximately $3.5 billion, which includes our senior notes. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of long-term fixed-rate borrowings by approximately $109.0 million at September 30, 2026. A hypothetical 1% decrease in interest rates would result in an increase in the fair value of long-term fixed-rate borrowings by approximately $114.4 million at September 30, 2026.

At September 30, 2026, we have $300.0 million in notional value of interest rate swaps outstanding that are recorded at fair value in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets. The interest rate swaps hedge the interest rate risk associated with interest payments on the 2028 Term Loan.

Foreign Currency Risk

We are exposed to foreign currency risk through our investments in the U.K. Increases or decreases in the value of the British Pound Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in the U.K. Based solely on our results for the nine months ended September 30, 2026, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $2.7 million.

To hedge a portion of our net investments in the U.K., at September 30, 2026, we have 11 foreign currency forward contracts with notional amounts totaling £258.0 million that mature between 2027 and 2031.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective at a reasonable assurance level as of September 30, 2026.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company issues shares of common stock in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in exchange for Omega OP Units. During the quarter ended September 30, 2026, we did not issue any shares of Omega common stock in exchange for Omega OP Units tendered to Omega OP for redemption in accordance with the provisions of the partnership agreement governing Omega OP in reliance on this exemption.

Issuer Purchases of Equity Securities

During the third quarter of 2026, we did not repurchase any shares of our outstanding common stock.

Item 5 – Other Information

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the third quarter of 2026.

Item 6 – Exhibits

Exhibit No.
10.1	Form of Employment Agreement among OHI Asset Management LLC, Omega Healthcare Investors, Inc. and Neal Ballew, dated as of January 1, 2021, as amended through August 1, 2026.+*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Omega Healthcare Investors, Inc.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Omega Healthcare Investors, Inc.*
32.1	Section 1350 Certification of the Chief Executive Officer of Omega Healthcare Investors, Inc.*
32.2	Section 1350 Certification of the Chief Financial Officer of Omega Healthcare Investors, Inc.*
101

The following financial statements (unaudited) from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date: November 4, 2026	By:	/S/ MATTHEW P. GOURMAND
Matthew P. Gourmand
Chief Executive Officer

Date: November 4, 2026	By:	/S/ NEAL A. BALLEW
Neal A. Ballew
Chief Financial Officer